Form 10QSB
period 1996-03-31
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1996-05-09
CIK 1003642

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996
                                                 --------------

             [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------

                        Global Pharmaceutical Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                 65-0403311
- - --------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

             Castor & Kensington Aves., Philadelphia, PA 19124-5694
          -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (215) 289-2220
                                              --------------

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

     As of April 15, 1996, the number of shares outstanding of each of the issuer's classes of common equity was 4,286,871 shares of common stock ($0.01 par value).

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                                  BALANCE SHEET

                  (dollars in thousands, except per share data)

                                                        March 31,   December 31,
                                                          1996          1995
                                                      -----------   ------------
                                                      (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents........................    $ 9,706      $  9,518
     Due from related party...........................         --             2
     Interest Receivable .............................         41            --
     Prepaid expenses.................................        125            28
                                                          -------      --------
          Total current assets........................      9,872         9,548
Property, plant and equipment, net....................      2,441         2,105
Intangible assets ....................................      1,177         1,177
Deferred financing costs, net.........................         24            25
                                                          -------      --------
                                                          $13,514      $ 12,855
                                                          =======      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable.................................    $   179      $    459
     Accrued expenses.................................        568           810
     Current portion of long-term debt................        182           182
                                                          -------      --------
          Total current liabilities...................        929         1,451
Long-term debt........................................      1,186         1,280
                                                          -------      --------
                                                          $ 2,115      $  2,731
                                                          =======      ========

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000
      authorized, none issued.........................       --             --
     Common stock, $.01 par value, 10,000,000 authorized
      and 4,286,871 and 4,039,392 shares issued and
      outstanding, respectively ......................        43             40
     Additional paid-in capital.......................    19,407         17,575
     Deficit accumulated during the development stage.    (8,051)        (7,491)
                                                         -------        -------
          Total stockholders' equity .................    11,399         10,124
                                                         -------        -------
                                                         $13,514        $12,855
                                                         =======        =======

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF OPERATIONS

             (dollars in thousands, except share and per share data)


                                                                  April 20, 1993
                                 Three months ended March 31,    (inception) to
                                 ----------------------------       March 31,
                                  1996               1995             1996
                                  ----               ----        ---------------

General and administrative          $      833    $      305       $ 6,841
Debt conversion expense                     --            --            47
Loss on sale of common stock
   and warrants                             --            --           938
Sale of marketable
   securities                               --            --            50
Interest (income) expense                (116)            43           332
Other income                              157            --            157
                                    ----------    -----------      --------
Net profit (loss)                   $    (560)    $     (348)      $(8,051)
                                    ==========    ===========      ========
Net loss per share                  $    (.13)    $     (.16)
                                    ==========    ===========
Weighted average
   common shares outstanding        4,218,882      2,229,781
                                    ==========    ===========






   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        (dollars and shares in thousands)


                                                                                             Deficit
                                                              Common stock                  accumulated    Total
                                                           -----------------     Additional  during the  stockholders'
                                                           Number of     Par      paid-in    development   equity
                                                            shares      value     capital      stage      (deficit)
                                                            ------      -----     -------      -----      ---------

Issuance of common stock and common stock warrants:
     Inception (April 20, 1993) and stock and
        warrants issued for purchase of Richlyn
        facility (August 18, 1993).....................      1,217   $     12    $    42          --      $    54
     September 30, 1993 private placement..............        177          2        498          --          500
     December 15, 1993 sale of stock and warrants......        356          4        996          --        1,000
     Stock issued for services rendered................         27         --         75          --           75
     Warrants issued for services rendered.............         --         --          3          --            3
     Exercise of warrants..............................         71         --        250          --          250
Net loss...............................................         --         --         --      (1,040)      (1,040)
                                                           -------     ------    -------     -------      -------
Balances at December 31, 1993 .......................        1,848         18      1,864      (1,040)         842
Common stock:
     September 1, 1994 private placement.............           84          1        479          --          480
     Stock issued for services rendered..............           10         --         50          --           50
Net loss.............................................           --         --         --      (1,988)      (1,988)
                                                           -------     ------    -------     -------       ------

Balances at December 31, 1994........................        1,942         19      2,393     (3,028)         (616)
Issuance of common stock:
     Conversion of stockholder loans ................          297          4      2,473         --         2,477
     Stock and warrants issued to Merck KA...........          150          1        299         --           300
     Sale of stock to Merck KA.......................           --         --        938         --           938
     Initial public offering ........................        1,650         16     11,472         --        11,488
Net loss ............................................           --         --         --     (4,463)       (4,463)
                                                           -------     ------    -------     ------        ------
Balances at December 31, 1995........................        4,039         40     17,575     (7,491)       10,124
                                                           -------     ------    -------    -------        ------
Issuance of common stock ............................          247          3      1,832         --         1,835
Net loss ............................................           --         --         --       (560)         (560)
                                                           -------      -----    -------    -------       -------
Balances at March 31, 1996...........................      $ 4,286      $  43    $19,407    $(8,051)      $11,399
                                                           =======      =====    =======    =======       =======


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                         (a development stage company)

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)


                                                                                               April 20,
                                                                      Three months ended         1993
                                                                           March 31,          (inception)
                                                                      ------------------     to December 31,
                                                                      1996         1995          1995
                                                                      ----         ----      --------------
Cash flows from operating activities:
     Net loss .................................................   $       (560)$       (348)$     (8,051)
     Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization.........................             53           48          425
         Expenses paid through issuance of common stock and
           warrants ...........................................             --           --          128
         Sale of common stock and warrants ....................             --           --          938
         Loss on debt conversion...............................             --           --           47
         Loss on sale of marketable securities.................             --           --           50
         Change in assets and liabilities:
              Decrease due from/to related party...............              2           --           --
              (Increase)   decrease  in  prepaid  expenses  and           (137)          24         (161)
                other assets...................................
              Decrease in note receivable from stockholders....             --           --          264
              Increase   (decrease)  in  accounts  payable  and
               accrued expenses ...............................          (522)         375          109
                                                                   ------------ ----------- ------------
                  Net cash used for operating activities.......         (1,164)          75       (6,251)
                                                                  ------------- ----------- ------------
Cash flows from investing activities:
     Purchases of property, plant and equipment................           (389)         (69)      (1,864)
     Purchases and sales of marketable securities..............             --           --          (50)
                                                                  ------------- ------------ -----------
                  Net cash used for investing activities.......           (389)         (69)      (1,914)
                                                                  ------------- ------------ -----------
Cash flows from financing activities:
     Long-term debt:
         Borrowings............................................             --           --        1,596
         Payments..............................................            (94)          --         (276)
         Payment of financing costs............................             --           --          (30)
     Long-term debt, related party:
         Borrowings ...........................................             --           --        2,755
         Payments..............................................             --           --       (1,777)
     Issuance of common stock and warrants:
         September 30, 1993 private placement..................             --           --          500
         December 15, 1993 sale of stock and warrants .........             --           --        1,000
         September 1, 1994 private placement...................             --           --          480
         November  8, 1995 stock and  warrants  issued to
           Merck  KA ..........................................             --           --          300
         December 19, 1995 initial public offering ............             --           --       11,488
         January 29, 1996 sale of common stock ................          1,835           --        1,835
                                                                  ------------ ------------ ------------
                  Net cash provided by financing activities....          1,741           --       17,871
                                                                  ------------ ------------ ------------
Net increase in cash and cash equivalents......................            188            6        9,706
Cash and cash equivalents, beginning of period.................          9,518            1           --
                                                                  ------------ ------------ ------------
Cash and cash equivalents, end of period.......................   $      9,706 $          7 $      9,706
                                                                  ============-============ ============
Supplemental disclosure of cash flow information:
     Cash paid for interest....................................   $         14 $         43 $        371
                                                                  ============-============ ============




   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               Three Months Ended
                        March 31, 1996 and March 31, 1995

         Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations expected for the year ending December 31, 1996.

         In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

         Note 2: On January 29, 1996, the underwriter, Keane Securities Co., Inc. exercised the over-allotment option and the Company sold 247,500 shares of common stock for net proceeds of $1,835,000.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company has generated no revenues to date and, from inception until March 31, 1996, the Company accumulated a deficit of $8,051,000.

         Since its inception, the Company has devoted substantially all of its efforts to improving and renovating its manufacturing plant, equipment and certain related assets (the "Facility"), establishing policies and procedures to bring the Facility into compliance with Current Good Manufacturing Practices, and obtaining all government approvals necessary to begin operating the Facility. The Facility is not currently operating; however, the Company believes it will receive necessary approvals in order to begin selling one or more generic products in 1996, although there can be no assurance such approvals will be obtained. Accordingly, the Company is considered a development stage company as defined in Financial Accounting Standards No. 7.

         The Company's net loss for the first quarter ended March 31, 1996 was $560,000 as compared to $348,000 in the same period in 1995.

         General and administrative expenses were $833,000 in the first quarter ended March 31, 1996 as compared to $305,000 during the same period in 1995 due primarily to increased payroll costs, professional and consulting fees, utilities, repairs, renovation and insurance expenses.

         Interest income (net of interest expense of $12,000) was $116,000 for the quarter ended March 31, 1996, as compared to interest expense of $43,000 during the quarter ended March 31, 1995, primarily as result of the investment of the initial public offering ("IPO") proceeds into highly rated money market funds, U.S. Government securities, treasury bills and short-term commercial paper.

         Other income of $157,000 generated during the first quarter ended March 31, 1996 was due primarily to a renegotiation of previously accrued legal expenses.

Liquidity and Capital Resources

         Following the completion of the IPO on December 19, 1995, the underwriter exercised the over-allotment option on January 29, 1996 and the Company sold 247,500 shares of Common Stock for net proceeds to the Company of $1,835,000.

         During the second quarter of 1996, the Company intends to file a loan application for $1,000,000 with Pennsylvania Industrial Development Authority at 3.75% annually which proceeds will be used for certain capital projects planned for the balance of 1996.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings: None Applicable.

Item 2. Changes in securities: None Applicable

Item 3. Defaults Upon Senior Securities: None Applicable

Item 4. Submission of Matters to a Vote of Security Holders: None Applicable

Item 5. Other Information: None Applicable

Item 6. Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              27. Financial Data Schedule

         (b)  Reports on Form 8-K

              None

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GLOBAL PHARMACEUTICAL CORPORATION

        By: /s/ MAX L. MENDELSOHN
        ---------------------------------------
          President and Chief Executive Officer       (Principal Executive
                                                            Officer)

        By: /s/ CORNEL C. SPIEGLER
        ---------------------------------------
            Chief Financial Officer,                  (Principal Financial
          Vice President--Administration                 and Accounting
                                                            Officer)