Form 10QSB
period 1996-09-30
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1996-10-29
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                              ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------
                        Global Pharmaceutical Corporation
                        ---------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                       65-0403311
-------------------------------                      -------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)

             Castor & Kensington Aves., Philadelphia, PA 19124-5694
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)
                    Issuer's telephone number (215) 289-2220
                                              --------------
                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

                   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

                   As of October 15, 1996, the number of shares outstanding of the issuer's class of common equity was 4,286,871 shares of common stock ($0.01 par value).

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS



                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                                  BALANCE SHEET

             (dollars in thousands, except share and per share data)



                                                                          September 30,         December 31,
                                                                              1996                  1995
                                                                              ----                  ----
                                                                          (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.....................................       $       5,974       $         9,518
     Due from related party........................................                  --                     2
     Interest receivable ..........................................                  16                    --
     Prepaid expenses..............................................                  59                    28
                                                                          -------------       ---------------
          Total current assets.....................................               6,049                 9,548
Property, plant and equipment, net.................................               3,640                 2,105
Intangible assets .................................................               1,177                 1,177
Deferred financing costs, net......................................                  37                    25
                                                                          -------------       ---------------
                                                                          $      10,903       $        12,855
                                                                          =============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..............................................       $         416       $           459
     Accrued expenses..............................................                 245                   810
     Current portion of long-term debt.............................                 182                   182
                                                                          -------------       ---------------
          Total current liabilities................................                 843                 1,451
Long-term debt.....................................................               1,127                 1,280
                                                                          -------------       ---------------
                                                                          $       1,970       $         2,731
                                                                          =============       ===============

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 authorized,
        none issued................................................                  --                    --
     Common stock, $.01 par value, 10,000,000 authorized and
        4,286,871  and  4,039,392  shares  issued and  outstanding,
        respectively ..............................................                  43                    40
     Additional paid-in capital....................................              19,407                17,575
     Deficit accumulated during the development stage..............             (10,517)               (7,491)
                                                                          -------------       ---------------
          Total stockholders' equity ..............................               8,933                10,124
                                                                          -------------       ---------------
                                                                          $      10,903       $        12,855
                                                                          =============       ===============

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF OPERATIONS

             (dollars in thousands, except share and per share data)




                                         Three Months Ended              Nine Months Ended      April 20, 1993
                                         ------------------              -----------------      (inception) to
                                           September 30,                   September 30,         September 30,
                                           -------------                   -------------         -------------
                                         1996          1995              1996          1995           1996
                                         ----          ----              ----          ----           ----

General and administrative .....   $     1,409    $       803      $     3,481    $       1,636     $   9,508

Debt conversion expense ........            --             47               --               47            47

Loss on sale of common
      stock and warrants .......            --             --               --               --           938

Loss on sale of marketable
      securities ...............            --             --               --               --            50

Interest (income) expense ......           (82)             73             (282)             197           147

Other (income) .................           (15)             --             (173)              --          (173)
                                    ----------      ----------       ----------    -------------     ---------

Net profit (loss) ..............    $   (1,312)     $     (923)      $   (3,026)   $      (1,880)    $ (10,517)
                                    ==========      ==========       ==========    =============     =========


Net profit (loss) per share ....    $     (.31)     $     (.38)      $     (.71)   $        (.78)
                                    ==========      ==========       ==========    =============

Weighted average common
       shares outstanding ......     4,286,871       2,433,388        4,264,291        2,338,561
                                    ==========      ==========       ==========    =============










   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        (dollars and shares in thousands)

                                                                                                 Deficit
                                                               Common stock                    accumulated       Total
                                                            --------------------  Additional   during the   stockholders'
                                                            Number of       Par     paid-in    development     equity
                                                              shares       value    capital       stage       (deficit)
                                                            ---------      -----  ----------   -----------  -------------
Issuance of common stock and common stock warrants:
     Inception (April 20, 1993) and stock and
        warrants issued for purchase of Richlyn
        facility (August 18, 1993).....................       1,217   $       12     $    42    $   --          $    54
     September 30, 1993 private placement..............         177            2         498        --              500
     December 15, 1993 sale of stock and warrants......         356            4         996        --            1,000
     Stock issued for services rendered................          27           --          75        --               75
     Warrants issued for services rendered.............          --           --           3        --                3
     Exercise of warrants..............................          71           --         250        --              250
Net loss...............................................          --           --          --      (1,040)        (1,040)
                                                              -----      -------    --------   ---------        -------
Balances at December 31, 1993 .......................         1,848           18       1,864      (1,040)           842
Common stock:
     September 1, 1994 private placement.............            84            1         479        --              480
     Stock issued for services rendered..............            10           --          50        --               50
Net loss.............................................            --           --         --       (1,988)        (1,988)
                                                              -----      -------    --------   ---------        -------
Balances at December 31, 1994........................         1,942           19       2,393      (3,028)          (616)
Issuance of common stock:
     Conversion of stockholder loans ................           297            4       2,473        --            2,477
     Stock and warrants issued to Merck KA...........           150            1         299        --              300
     Sale of stock to Merck KA.......................            --           --         938        --              938
     Initial public offering ........................         1,650           16      11,472        --           11,488
Net loss                                                         --           --        --        (4,463)        (4,463)
                                                              -----      -------    --------   ---------        -------
Balances at December 31, 1995........................         4,039           40      17,575      (7,491)        10,124
Issuance of common stock ............................           247            3       1,832        --            1,835
Net loss ............................................            --           --          --      (3,026)        (3,026)
                                                              -----      -------    --------   ---------        -------
Balances at September 30, 1996                                4,286      $    43    $ 19,407   $ (10,517)       $ 8,933
                                                              =====      =======    ========   =========        =======


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)

                                                                                                 April 20,
                                                                        Nine Months Ended          1993
                                                                           September 30,        (inception)
                                                                        -----------------    to September 30
                                                                      1996           1995          1996
                                                                      ----           ----          ----
Cash flows from operating activities:
     Net loss .................................................   $     (3,026)  $   (1,880)  $  (10,517)
     Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization.........................            186          146          558
         Expenses paid through issuance of common stock and
           warrants ...........................................             --           --          128
         Sale of common stock and warrants ....................             --           --          938
         Loss on debt conversion...............................             --           47           47
         Loss on sale of marketable securities.................             --           --           50
         Change in assets and liabilities:
              Decrease due from/to related party...............              2          (16)          --
              (Increase) decrease in prepaid expenses and
                other assets...................................            (60)           8          (84)
              Decrease in note receivable from stockholders....             --          135          264
              Increase (decrease) in accounts payable and
                accrued expenses ..............................           (607)          42           24
                                                                  ------------   ----------   ----------
                  Net cash used for operating activities.......         (3,505)      (1,518)      (8,592)
                                                                  ------------   ----------   ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment................         (1,721)        (183)      (3,196)
     Purchases and sales of marketable securities..............             --           --          (50)
                                                                  ------------   ----------   ----------
                  Net cash used for investing activities.......         (1,721)        (183)      (3,246)
                                                                  ------------   ----------   ----------
Cash flows from financing activities:
     Long-term debt:
         Borrowings............................................             --           70        1,596
         Payments..............................................           (153)         (84)        (335)
         Payment of financing costs............................             --          (17)         (30)
     Long-term debt, related party:
         Borrowings ...........................................             --        1,815        2,755
         Payments..............................................             --          (47)      (1,777)
     Issuance of common stock and warrants:
         September 30, 1993 private placement..................             --           --          500
         December 15, 1993 sale of stock and warrants .........             --           --        1,000
         September 1, 1994 private placement...................             --           --          480
         November 8, 1995 stock and warrants issued to Merck KA             --           --          300
         December 19, 1995 initial public offering ............             --           --       11,488
         January 29, 1996 sale of common stock.................          1,835           --        1,835
                                                                  ------------   ----------   ----------
                  Net cash provided by financing activities....          1,682        1,737       17,812
                                                                  ------------   ----------   ----------
Net increase (decrease) in cash and cash equivalents...........         (3,544)          36        5,974
Cash and cash equivalents, beginning of period.................          9,518            1           --
                                                                  ------------   ----------   ----------
Cash and cash equivalents, end of period.......................   $      5,974   $       37   $    5,974
                                                                  ============   ==========   ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest....................................   $         30   $      155   $      387
                                                                  ============   ==========   ==========



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                Nine Months Ended
                    September 30, 1996 and September 30, 1995

         Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results of operations expected for the year ending December 31, 1996.

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


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company has generated no revenues to date and, from inception until September 30, 1996, the Company accumulated a deficit of $10,517,000.

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

         In September 1996, FDA approved independent consultants certified the manufacturing facility for final Food and Drug Administration ("FDA") site review.

         The Company's net loss for the third quarter ended September 30, 1996 was $1,312,000 as compared to $923,000 in the same period in 1995.

         General and administrative expenses were $1,409,000 in the third quarter ended September 30, 1996 as compared to $803,000 during the same period in 1995 due primarily to increased payroll costs, professional and consulting fees, utilities, repairs, materials and insurance expenses.

         Interest income (net of interest expense of $10,000) was $82,000 for the quarter ended September 30, 1996, as compared to interest expense of $73,000 during the quarter ended September 30, 1995, primarily as result of the investment of the initial public offering ("IPO") proceeds into highly rated money market funds, U.S. Government securities, treasury bills and short-term commercial paper.

         The Company's net loss for the nine months ended September 30, 1996 was $3,026,000 as compared to $1,880,000 in the same period in 1995.

         General and administrative expenses were $3,481,000 for the nine months ended September 30, 1996 as compared to $1,636,000 during the same period in 1995 due primarily to increased payroll costs, professional and consulting fees, utilities, repairs, materials and insurance expenses.

         Interest income (net of interest expense of $30,000) was $282,000 for the nine months ended September 30, 1996, as compared to interest expense of $197,000 during the nine months ended September 30, 1995, primarily as result of the investment of the IPO proceeds into highly rated money market funds, U.S. government securities, treasury bills and short-term commercial paper.

         Other income of $173,000 generated during the nine months ended September 30, 1996 was due primarily to a renegotiation of previously recognized legal expenses.

Liquidity and Capital Resources

         Following the completion of the IPO on December 19, 1995, the underwriter exercised its over-allotment option and, on January 29, 1996, the Company sold 247,500 shares of Common Stock for net proceeds to the Company of $1,835,000.

         In June 1996, the Company received approval for a $1,000,000 loan with Pennsylvania Industrial Development Authority at 3.75% annually fixed for 15 years, which proceeds will be used for certain capital projects planned for the balance of 1996 and 1997.

         In August 1996, the Company received approval for a $350,000 loan with Delaware River Port Authority at 5.00% annually fixed for 10 years, which proceeds will be used for certain capital projects planned for the balance of 1996.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings:  None Applicable.
Item 2.  Changes in securities:  None Applicable
Item 3.  Defaults Upon Senior Securities:  None Applicable
Item 4.  Submission of Matters to a Vote of Security Holders: None Applicable
Item 5.  Other Information: None Applicable
Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits:

                  10.      Material Contracts:

                  10.1 Supply and Marketing Agreement between Caraco Pharmaceutical Laboratories Ltd. and Global Pharmaceutical Corporation dated September 20, 1996.

                  10.2 Employment agreement between Global Pharmaceutical Corporation and Marc Feinberg dated September 30, 1996.

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             GLOBAL PHARMACEUTICAL CORPORATION

                  By: /s/ MAX L. MENDELSOHN
                  --------------------------
                   President and Chief Executive Officer  (Principal Executive
                                                                Officer)
                  By: /s/ CORNEL C. SPIEGLER
                  --------------------------
                   Chief Financial Officer,               (Principal Financial
                 Vice President--Administration               and Accounting
                                                                Officer)