Form 10KSB
period 1996-12-31
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1997-04-15
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB


          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1996
                                             ---------------------

          [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from ___________ to ___________

                       Commission file number 33-99310-NY
                        Global Pharmaceutical Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                 65-0403311
      -------------------------------                  -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

             Castor & Kensington Aves., Philadelphia, PA 19124-5694
             ------------------------------------------------------
             (Address of principal executive officers)    (Zip Code)

                    Issuer's telephone number (215) 289-2220
                                              ---------------

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
      None                                             None
-------------------                             ------------------
-------------------                             ------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---    ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

          State issuer's revenues for its most recent fiscal year. 0
                                                                  ---
          The aggregate market value of voting stock held by non-affiliates of the registrant as of March 25, 1997 (based on the closing price for such shares on March 25, 1997 as reported by NASDAQ and the assumption for this computation only that all directors and executive officers of the registrant are affiliates) was $27,430,120.
    ------------
          As of March 25, 1997, the number of shares outstanding of each of the issuer's classes of common equity was 4,286,871 shares of common stock, ($.01 par value per share).

          Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for Registrant's 1997 Annual Meeting of Stockholders scheduled to be held on June 24, 1997 is incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.

                                     PART I

        When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

         The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain governmental approvals, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

        These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Description of Business

Introduction

        Global Pharmaceutical Corporation (the "Company" or "Global") is a development stage company that will engage principally in the manufacture and sale of solid oral generic prescription and over-the-counter ("OTC") drugs. The Company currently owns 54 previously manufactured and marketed Abbreviated New Drug Applications ("ANDAs"), New Drug Applications ("NDAs") and New Animal Drug Applications ("NADAs"), more than 100 previously manufactured and marketed prescription and OTC formulations not subject to ANDA approval by the United States Food and Drug Administration ("FDA"), and a renovated 113,000 square foot manufacturing facility (the "Facility") located in Philadelphia, Pennsylvania. Those assets were purchased from Richlyn Laboratories, Inc. ("Richlyn"), which commenced business in 1947 but ceased operations as a generic drug manufacturer and distributor in 1992 for failure to comply with FDA regulations pertaining to current Good Manufacturing Practices ("cGMPs"). Many of the generic drugs the Company has begun to produce as well as those planned for future production are targeted at niche markets characterized by few, if any, generic competitors. The Company believes that of the approximately 154 generic drug formulations owned by the Company, currently 20 products would have no domestic generic competition and another 16 would have only one generic competitor. Each ANDA, NDA and NADA represents the government's permission to manufacture a specific drug product pursuant to specified processes at a specified location.

        In addition to its strategy of building upon its base of previously FDA-approved generic niche market drugs, the Company intends to enter larger, more competitive generic markets at such times as it believes it can effectively compete in those markets. Positioning itself to effectuate this strategy, in January 1997, the Company entered into an agreement (the "Genpharm Agreement") with Genpharm, Inc. ("Genpharm"), a Canadian corporation and an indirect subsidiary of Merck KGaA, pursuant to which the Company will package a minimum of 30% of Genpharm's United States Ranitidine Form I ("Ranitidine") production requirements based on a five-year cost-plus and percentage of profits compensation arrangement following Genpharm's receipt of the requisite FDA Ranitidine approvals. Ranitidine is the generic equivalent of Glaxo Wellcome plc's ("Glaxo") patented prescription drug Zantac(R), currently one of the largest selling drugs in the United States with annual U.S. sales of approximately $1.6 billion. In connection with the settlement of litigation between Glaxo and Genpharm, challenging the validity of Glaxo's basic Zantac(R) patent, Glaxo agreed that, commencing July 26, 1997, Genpharm and its licensees may produce Ranitidine for sale in the United States without being subject to claims by Glaxo of infringement of that patent. Genpharm filed an ANDA with the FDA for Ranitidine in 1995, and has the requisite formulation, procedures and raw material sources to produce Ranitidine. The Company is currently aware of at least four companies which received tentative approval to market Ranitidine products in competition with Zantac(R).

        In addition to the manufacture and distribution of Ranitidine, the Genpharm Agreement provides the Company with the opportunity to develop products with the assistance of Merck KGaA that are marketed outside the U.S. Two products with total U.S. annual sales of over $150 million, including limited generic competition, have already been selected. Development is currently underway with ANDAs anticipated to be filed by the Company by the fourth quarter of 1997, although no assurance can be given that the Company will be able to make the requisite filings or produce and distribute these products.

     In order to commence manufacturing at its Facility and become "fully operational," the Company must receive FDA approval of the Facility and at least one of its ANDA or NDA products. The Company has received FDA certification of its laboratory, as well as of its packaging, warehousing, shipping, and receiving operations. The Company is continuing its efforts to obtain FDA certification of the plant manufacturing area and processes.
See "FDA Approvals" below.

        In a series of transactions from 1993 to December 1995, two investor groups, including one led by venture capital investor Frederick R. Adler, installed a new management team with generic drug industry experience and, together with Merck KGaA, have invested approximately $5.2 million to fund the Company's plant renovation and the commencement of its validation and certification program. In addition to those investor funds, The Company has received $1.5 million of low interest rate loans from a combination of the Pennsylvania Industrial Development Authority ("PIDA") and the Philadelphia Industrial Development Corporation ("PIDC").

        In June 1996, the Company received approval for a $1,000,000 loan with PIDA at 3.75% annually fixed for 15 years, the proceeds of which must be used for certain capital projects.

        In August 1996, the Company received approval for a $350,000 loan from the Delaware River Port Authority at 5.00% annually fixed for 10 years, the proceeds of which must be used for certain capital projects.

        On December 19, 1995, the Company completed its initial public offering ("IPO") in which it sold 1,650,000 shares of common stock for net proceeds of $11,489,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, upon the exercise of the underwriters' over-allotment option, for net proceeds to the Company of $1,835,000.

        The proceeds from the IPO and the subsequent over-allotment exercise were used primarily to fund the ongoing validation process for both the Facility and the expected products, the expansion of the Company's laboratory and research and development activities, the repayment of all outstanding indebtedness incurred in connection with the assets purchased from Richlyn, the purchase of production equipment and for working capital and other general corporate purposes.

FDA Approvals

        To meet the Company's goal of becoming fully operational, the Company must first receive Facility approval from FDA and thereafter must receive FDA approval of at least one of its ANDAs. Facility approval requires that the Company's laboratory, manufacturing, packaging and warehousing operations must each pass successfully through a cGMPs validation process, each step of which requires certification first by an independent consultant retained for this purpose by the Company and then by FDA, which reviews the consultant's report. The Company has received FDA certification of its laboratory, as well as of its packaging, warehousing, shipping, and receiving operations. The Company is continuing its efforts to obtain FDA certification of the plant manufacturing area and processes. The Company has recently met with senior officials of FDA Philadelphia District Office to discuss the most recent in a series of inspections conducted by FDA as part of this certification process, and has submitted to FDA a response to certain additional concerns raised by FDA. While there can be no assurance that FDA certification will be received in the near future, if at all, the Company believes that it has appropriately responded to the concerns raised by FDA. The failure of the Company to obtain FDA certification of the Facility will materially adversely affect the Company.

     In addition to the foregoing, the first ANDA selected by the Company for production must pass through a similar process and must successfully complete a validation process that includes sample testing of three batches and multiple-batch stability testing. The sample and stability testing must first be certified by the Company's independent consultant and then by FDA, which reviews the consultant's report. Additionally, each ANDA product subsequently selected by the Company for production must successfully complete a similar validation process. Furthermore, FDA may request to complete a certification process for each product. The Company has selected Promethazine Hydrochloride, an antihistamine, as its first ANDA product for production and sale from its Facility, and will consider itself to be "fully operational" at the time it is approved to sell, and sells, that product from the Facility.

     Because FDA has either previously approved the Company's 54 ANDAs, NDAs and NADAs or they were exempt from FDA approval, FDA's reapproval process for those generic drugs is expected by the Company to take between one and three months for each acceptably submitted drug. Generally, new ANDA applications for FDA approval currently take 18 to 24 months, based on published information. FDA reapproval of each ANDA, NDA and NADA is contingent upon its having first received approval by an independent consultant retained by the Company for this purpose.

Products and Product Development

     The Company's policy is to develop a broad product line composed of solid oral (tablets and capsules) prescription and over-the-counter generic drugs, various products that require isolation during their production, narcotic and other drug products that are heavily regulated by the United States Drug Enforcement Agency ("DEA") and dietary supplements. The Company also intends to seek to develop or license certain brand name pharmaceutical products. Although most of the Company's products are expected to be dedicated to the treatment of humans, some products may also be for the treatment of animals.

     The Company plans to introduce eighteen to twenty generic drugs in 1997, including the following ANDA products:


====================================================================================================================
                                                   TABLE I

                                    Planned 1997 Generic Drug Introductions
====================================================================================================================
                                                                                                        Estimated
                                                                                                           1995
                                                                                          Number of       Market
                          Dosage    Brand Name           Brand Name      Prescribed        Generic         Size
Generic Product Name       Form    Equivalent(s)        Manufacturer(s)       Use       Competitors(1)   ($000)(2)
--------------------------------------------------------------------------------------------------------------------
Chlordiazepoxide          Capsule  Librium              Roche            Tranquilizer         1           10,600
--------------------------------------------------------------------------------------------------------------------
Chloroquine Phosphate     Tablet   Aralen               Sanofi           Antimalarial        None          3,400
--------------------------------------------------------------------------------------------------------------------
Cortisone Acetate         Tablet   Cortone              MSD              Corticosteroid       1            2,000
                                                        Upjohn
--------------------------------------------------------------------------------------------------------------------
Hydrocortisone            Tablet   Hydrocortone         MSD              Corticosteroid       1            4,700
                                   Cortef               Upjohn
--------------------------------------------------------------------------------------------------------------------
 Meprobamate                       Miltown              Wallace          Tranquilizer         2            4,300
                                   Equanil              Wyeth Ayerst
--------------------------------------------------------------------------------------------------------------------
Methyltestosterone        Tablet   Oreton, Testred,     ICN              Androgenic          None         10,000
                                   Android              Pharmaceutical    Steroid
--------------------------------------------------------------------------------------------------------------------
Piperazine Citrate                 Vermidol             Solvay           Antihelmintic       None          2,000
--------------------------------------------------------------------------------------------------------------------
Prednisolone              Tablet   Meticortilone        Schering         Corticosteroid       1            2,000
--------------------------------------------------------------------------------------------------------------------
Promethazine              Tablet   Phenergan            American Home    Antihistamine        3            6,000
  Hydrochloride
--------------------------------------------------------------------------------------------------------------------
                                                                               (Table I continued on following page)
====================================================================================================================

                                       3


===================================================================================================================
                                                   TABLE I
(Table I continued from previous page)

                                    Planned 1997 Generic Drug Introductions
===================================================================================================================
                                                                                                        Estimated
                                                                                                           1995
                                                                                          Number of       Market
                          Dosage    Brand Name           Brand Name      Prescribed        Generic         Size
Generic Product Name       Form    Equivalent(s)        Manufacturer(s)       Use       Competitors(1)  ($000)(2)
--------------------------------------------------------------------------------------------------------------------
Propylthiouracil                   Propylthiourac       Lederle          Anti-thyroid         2            1,100
                                                                         therapy
--------------------------------------------------------------------------------------------------------------------
Tetracycline              Capsule  Achromycin V         Lederle          Broad spectrum       4           10,700
  Hydrochloride                    Sumycin              Apothecon        anti-infective
--------------------------------------------------------------------------------------------------------------------
(1)Information is to the best of the Company's knowledge as of 12/31/96. The
     Company is aware of ANDAs on file with FDA regarding certain of the products included in the table that are owned by companies that, to the best of the Company's knowledge, are not competing with respect to those
     ANDAs and products at this time. Accordingly, the number of generic competitors set forth with respect to certain products included in the table could increase.
(2)Estimated on the basis of information contained in published industry sources, review of historic sales information, and input from customers and distributors.

=====================================================================================================================

     The Company has selected certain of the products listed in Table I, above, to be among its first releases following its renewal of operations, either because those products are not subject to any generic competition currently or because they are niche market products that are subject to limited competition and which the Company believes are not likely to be significant enough to warrant attention from large potential competitors. The Company also plans to broaden its product mix to include products that are currently exempt from ANDA or NDA requirements and for which there is currently limited generic competition. The total number of these products expected to be introduced in 1997 is between seven and nine with a total current estimated U.S. market value of approximately $70 million.

     The Company also plans to manufacture and sell drugs that are regulated by DEA such as narcotics, barbiturates and certain tranquilizers, as well as certain products that require isolated manufacturing facilities, which the Company has provided by refurbishing and equipping a part of its existing facility. DEA regulations generally deal with the storage and dissemination of certain drugs and related raw materials and are designed to protect the security of those products and their dissemination against receipt by unauthorized persons. The Company believes that the DEA regulations that will be applicable to it will not materially increase the scope or expense of its regulatory compliance requirements.

      The Company acquired from Richlyn 54 ANDAs, NDAs and NADAs and more than 100 previously marketed prescription and OTC formulations including pharmaceutical products not subject to FDA approval that were manufactured and sold by Richlyn. Table II contains a list of all the Company's ANDAs, NDAs and NADAs and sets forth certain additional information concerning each of them:

============================================================================================================
                                                   TABLE II

                                    The Company's ANDAs, NDAs and NADAs
============================================================================================================
                                                                                                 Estimated
                            Brand Name      Dosage Form,                           Number of       Market
                          Equivalent(s)/   Administration        Prescribed         Generic         Size
Generic Product Name     Manufacturer(s)    and Strength           Use(s)        Competitors(1)  ($000)(2)
------------------------------------------------------------------------------------------------------------
Human Use Drugs:
------------------------------------------------------------------------------------------------------------
                                                  CT            Bronchodilator       None
                                           100mg and 200mg
Aminophylline             Aminophylline        ECT 100mg        Bronchodilator       None           400
                             Searle
                                                ECT 200mg       Bronchodilator       None
------------------------------------------------------------------------------------------------------------
                                                                      (Table II continued on following page)
============================================================================================================

============================================================================================================
                                                   TABLE II
(Table II continued from previous page)

                                    The Company's ANDAs, NDAs and NADAs
============================================================================================================
                                                                                                 Estimated
                            Brand Name      Dosage Form,                          Number of        Market
                          Equivalent(s)/   Administration         Prescribed        Generic         Size
Generic Product Name     Manufacturer(s)    and Strength            Use(s)       Competitors(1)  ($000)(2)
------------------------------------------------------------------------------------------------------------
Chlordiazepoxide          Librium                 HSC             Tranquilizer        1            10,600
                           Roche            5, 10 and 25mg
------------------------------------------------------------------------------------------------------------
Chloroquine Phosphate     Aralen                  CT             Anti-malarial       None           3,400
                           Sanofi                250mg
------------------------------------------------------------------------------------------------------------
Cortisone Acetate         Cortone                 CT             Corticosteroid       1             2,000
                            MSD and Upjohn       25mg
------------------------------------------------------------------------------------------------------------
Dexamethasone             Decadron                CT             Corticosteroid       2            10,400
                           MSD                  0.75mg
------------------------------------------------------------------------------------------------------------
Diphenhydramine           Benadryl                HSC            Antihistamine        6            31,000
                           Parke Davis and     25 and 50mg
                           Warner Chilcott
------------------------------------------------------------------------------------------------------------
Ergocalciferol            Drisdol                 SGC              Vitamin D          1             2,300
                           Sanofi                1.25mg             Rickets
                                                                   Treatment
------------------------------------------------------------------------------------------------------------
Folic Acid                Folvite                 CT               Folic Acid         5             1,600
                           Lederle               1mg               Supplement
------------------------------------------------------------------------------------------------------------
Hydralazine HCL           Apresoline              CT            Antihypertensive      3             5,250
                           Ciba Geigy         25 and 50mg
------------------------------------------------------------------------------------------------------------
Hydrochlorothiazide       Hydrodiuril             CT               Diuretic           4             6,100
                           MSD              25, 50 and 100mg
------------------------------------------------------------------------------------------------------------
Hydrocortisone            Hydrocortone                           Corticosteroid       1             4,700
                           MSD                    CT
                           Cortef                20mg
                           Upjohn
------------------------------------------------------------------------------------------------------------
Isoniazid                 Nydrazid                CT            Anti-tuberculin       3             1,000
                           Apothecon             100mg
------------------------------------------------------------------------------------------------------------
Meprobamate               Miltown                                 Tranquilizer        2             4,300
                           Wallace                CT
                          Equanil            200 and 400mg
                           Wyeth Ayerst
------------------------------------------------------------------------------------------------------------
Methocarbamol             Robaxin                 CT            Depressant for        3            15,300
                           American Home     500 and 750mg     musculo-skeletal
                                                                  disorders
------------------------------------------------------------------------------------------------------------
                          Oreton, Testred,     SLT 10mg
Methyltestosterone        Android               CT 10mg           Androgenic         None          10,000
                          ICN Pharmaceutical    CT 25mg            Steroid
------------------------------------------------------------------------------------------------------------
Niacin                    Nicolar                                 Peripheral          2             1,100
                           Rhone Poulenc        CT 500mg         Vasodilator
                           Rorer Armour
------------------------------------------------------------------------------------------------------------


Oxytetracycline HCL       Terramycin              HSC            Antibiotic          None           1,000
                          Pfizer                 250mg
------------------------------------------------------------------------------------------------------------
Piperazine Citrate        Vermidol                CT            Antihelmintic        None           2,000
                          Solvay                 250mg
------------------------------------------------------------------------------------------------------------
Prednisolone              Meticortilone           CT            Corticosteroid        1             2,000
                          Schering               5mg
------------------------------------------------------------------------------------------------------------
Prednisone                Deltasone               CT            Corticosteroid        6            20,700
                          Upjohn                 5mg
                          Orasone
                          Solvay
------------------------------------------------------------------------------------------------------------
Probenecid &              Colbenemid              CT              Uric Acid           2             4,500
Colchicine                MSD                    500mg             Reducer
------------------------------------------------------------------------------------------------------------
Promethazine              Phenergan               CT            Antihistamine         3             6,000
 Hydrochloride            American Home          25mg
------------------------------------------------------------------------------------------------------------
Propantheline Bromide     Probanthine             SCT          Anticholinergic        1             4,200
                          Searle                 15mg
------------------------------------------------------------------------------------------------------------
Propoxyphene HCL          Darvon 65               HSC             Analgesic           2             3,950
                          Lilly                  65mg
------------------------------------------------------------------------------------------------------------
Propylthiouracil          Propylthiouracil        CT             Anti-thyroid         2             1,100
                          Lederle                50mg              therapy
============================================================================================================
                                                                      (Table II continued on following page)
============================================================================================================

                                       5

============================================================================================================
                                                   TABLE II
(Table II continued from previous page)

                                    The Company's ANDAs, NDAs and NADAs
============================================================================================================
                                                                                                 Estimated
                            Brand Name      Dosage Form,                           Number of       Market
                          Equivalent(s)/   Administration        Prescribed         Generic         Size
Generic Product Name     Manufacturer(s)    and Strength           Use(s)        Competitors(1)  ($000)(2)
------------------------------------------------------------------------------------------------------------
Human Drugs Continued:
------------------------------------------------------------------------------------------------------------
Pyrilamine Maleate        (No brand)              CT            Antihistamine        None             250
                                                 25mg
------------------------------------------------------------------------------------------------------------
Quinidine Sulfate         Quinidine Sulfate       CT                Cardiac           3             2,850
                          Parke Davis           200mg             Arrhythmia
------------------------------------------------------------------------------------------------------------
Rauwolfia Serpentina      Raudixin                SCT                Anti-           None            N/A
                          Apothecon           50 and 100mg        hypertensive
------------------------------------------------------------------------------------------------------------
Reserpine                 Serpasil                CT                 Anti-            3             1,000
                          Ciba Geigy         0.1 and 0.25mg       hypertensive
------------------------------------------------------------------------------------------------------------
Sulfadiazine              Microsulfon             CT             Antibacterial        1             4,000
                          Consolidated          500mg
                          Midland
------------------------------------------------------------------------------------------------------------
Sulfa-Triple              Terfonyl                CT             Antibacterial       None             500
                          Squibb                 500mg
------------------------------------------------------------------------------------------------------------
Sulfisoxazole             Gantrisin               CT               Urinary            2               700
                          Roche                 500mg             Antiseptic
------------------------------------------------------------------------------------------------------------
Tetracycline HCL-Human    Achromysin V            HSC           Broad spectrum        4            10,700
                          Lederle            100, 250 and       anti-infective
                          Sumycin                500mg
                          Apothecon
------------------------------------------------------------------------------------------------------------
Thyroglobulin             Proloid                 CT              Endocrine          None          10,000
                          Parke Davis            64mg            Therapeutic
------------------------------------------------------------------------------------------------------------
                          Aristocort              CT           Corticosteroid         1             1,200
Triamcinolone             Lederle                4mg
                          Kenacort
                          Squibb
------------------------------------------------------------------------------------------------------------
                          Metahydrin              CT              Diuretic            1             1,200
Trichlormethiazide        MMD                    4mg
                          Naqua
                          Schering
------------------------------------------------------------------------------------------------------------
Tripelennamine HCL        PBZ                     CT            Antihistamine         1             2,200
                          Ciba Geigy             50mg
------------------------------------------------------------------------------------------------------------


Vitamin A Soluble         Aquasol-A               SGC             Vitamin A          None           1,700
                          Astra               50,000 units        deficiency
------------------------------------------------------------------------------------------------------------
Vitamin A Natural         Del-Vi-A                SGC             Vitamin A           3               100
                          Del Ray             50,000 units        deficiency
------------------------------------------------------------------------------------------------------------
Vitamin A Synthetic       Various                 SGC             Vitamin A           2               100
                                              50,000 units        deficiency
------------------------------------------------------------------------------------------------------------
Animal Use Drugs:
------------------------------------------------------------------------------------------------------------
Diclorophenal Toluene     (No brand)              SGC            Antihelmetic         1             2,000
------------------------------------------------------------------------------------------------------------
n-Butyl Chloride V        (No brand)              SGC            Antihelmetic         1             2,600
                                               1, 2, 5ml.
------------------------------------------------------------------------------------------------------------
Tetracycline              Achromysin V            HSC             Antibiotic         None           2,000
  HCL-Veterinary          Lederle          50, 100, 250 and
                                                 500mg
------------------------------------------------------------------------------------------------------------
Key:                                          Notes:
CT   =  Compressed tablet                     (1) Information   is  to  the   best  of  the   Company's
CCT  =  Chewable compressed tablet                knowledge  as of  12/31/96.  The  Company is aware of
SGC  =  Soft gelatin capsules                     ANDAs  on file  with  FDA  regarding  certain  of the
SLT  =  Sublingual tablet (Buccal)                products  included  in the  table  that are  owned by
SCT  =  Sugar coated tablet                       companies   that,   to  the  best  of  the  Company's
HSC  =  Hard shell capsule                        knowledge,  are not  competing  with respect to those
ECT  =  Enteric coated tablet                     ANDAs and  products  at this time.  Accordingly,  the
MLT  =  Multi-layer tablet                        number of generic  competitors set forth with respect
                                                  to  certain  products  included  in the  table  could
                                                  increase.

                                              (2) Estimated on the basis of information contained in
                                                  published industry sources, review of historic sales
                                                  information, and input from customers and distributors.

============================================================================================================

     Before the Company can manufacture and sell any drug product from its plant, the Company's laboratory, manufacturing, packaging and warehousing operations at that Facility must each pass successfully through a cGMPs validation process, each step of which requires certification first by an independent consultant retained by the Company for this purpose and then by FDA, which reviews the consultant's report. Thereafter, the Company's selected products must pass through a similar process and must successfully complete a validation process that includes sample testing of three batches and multiple-batch stability testing. There can be no assurance as to whether the Company's ANDAs, NDAs and NADAs will receive the requisite FDA reapprovals, or that the Company will be able to successfully manufacture, market and sell its products. Delays in any part of that process or the inability of the Company to obtain regulatory approval of its products and Facilities could adversely affect the Company's quarterly and annual operating results.

     Table III sets forth certain information concerning some of the ANDA exempt products owned by the Company:

============================================================================================================
                                                   TABLE III

                          The Company's ANDA Exempt Drug Products and Dietary Supplements
============================================================================================================
                                                                                                  Estimated
                            Brand Name      Dosage Form,                           Number of        Market
                          Equivalent(s)/   Administration        Prescribed         Generic          Size
Generic Product Name     Manufacturer(s)    and Strength           Use(s)        Competitors(1)   ($000)(2)
------------------------------------------------------------------------------------------------------------
                          Tylenol regular    CCT, HSC             Analgesic,          11           690,000
Acetaminophen             Tylenol Extra       325mg &           Fever Reducer
                           Strength            500mg
                           McNeil
------------------------------------------------------------------------------------------------------------
                          Tuinal             HSC 100mg           Short-term          None              120
Amobarbital with           Lilly                                  Hypnotic,
Secobarbital                                                   Preanesthesia
------------------------------------------------------------------------------------------------------------
                          Tums                  CCT               Antacid              2            45,000
Antacid #2                 Smith Kline                           w/calcium
                           Beecham
                           Consumer Brands
------------------------------------------------------------------------------------------------------------
                          Ecotrin               ECT               Analgesic,           5            28,000
Aspirin E.C.               Smith Kline         325mg            Fever Reducer
                           Beecham
                           Bayer Enteric
                           Bayer
------------------------------------------------------------------------------------------------------------
Bisacodyl                 Dulcolax              SCT               Laxative             5            12,800
                           Boeringer            5mg
------------------------------------------------------------------------------------------------------------
Colchicine                Colchicine            CT                Uric Acid            3             1,000
                           Lilly              .01 gr               Reducer
------------------------------------------------------------------------------------------------------------
Digestozyme               Donnazyme             ECT             Digestive Aid        None           10,000
                           American Home
------------------------------------------------------------------------------------------------------------
Digoxin                   Lanoxin                CT                Digitalis           1            86,000
                           Glaxo Wellcome   0.125 & 0.25mg
------------------------------------------------------------------------------------------------------------
Ephedrine Sulfate         Ephedrine              HSC              Beta-agonist       None              250
                           Lilly              25 & 50mg
------------------------------------------------------------------------------------------------------------
Ergotamine Tartrate       Caffergot              SCT               Migraine &          1            24,700
w/caffeine                 Sandoz                             Headache Reliever
------------------------------------------------------------------------------------------------------------
Ergotamine, Phenobarbital Bellergal S            SCT           Anticholinergic         3            18,200
w/Belladonna               Sandoz                                     &
                                                              Headache Reliever
------------------------------------------------------------------------------------------------------------
Ferrous Fumerate          Fumiron                SCT          Iron Supplement          1               300
                                                325mg
------------------------------------------------------------------------------------------------------------
                          Fergon                 SCT          Iron Supplement          4             3,300
Ferrous Gluconate          Sterling             325mg
------------------------------------------------------------------------------------------------------------
                          Feosol Spansule
Ferrous Sulfate           SKB                 TDC 150mg       Iron Supplement          2             3,000
                          SKB Tab             SCT 325mg                                7             8,500
============================================================================================================
                                                                     (Table III continued on following page)
============================================================================================================

                                       7

============================================================================================================
                                                   TABLE III
(Table III continued from previous page)

                          The Company's ANDA Exempt Drug Products and Dietary Supplements
============================================================================================================
                                                                                                  Estimated
                            Brand Name      Dosage Form,                           Number of        Market
                          Equivalent(s)/   Administration        Prescribed         Generic          Size
Generic Product Name     Manufacturer(s)    and Strength           Use(s)        Competitors(1)   ($000)(2)
------------------------------------------------------------------------------------------------------------
Levothyroxine Sodium      Synthroid             CCT            Thyroid Therapy         4           270,000
                           Boots           0.05mg to .3mg
                          Levothroid
                           Forrest
------------------------------------------------------------------------------------------------------------
Meclizine Chewable        Bonine                CCT              Antivertigo           1             5,000
                           Pfizer           25mg Lozenge
                          Dramamine II
                           Upjohn
------------------------------------------------------------------------------------------------------------
Meclizine MLT             Antivert              MLT              Antivertigo           2            17,000
                           Roerig           12.5 & 25mg
------------------------------------------------------------------------------------------------------------
Methenamine Mandelate     Mandelamine           ECT                Urinary             1             2,150
                           Parke-Davis       O.5 & 1.0gm         Antiseptic
------------------------------------------------------------------------------------------------------------
Phenobarbital             Solfoton              CT                Sedative             4             3,800
                           ECR              15, 30, 60,
                          Pharmaceuticals      90mg
------------------------------------------------------------------------------------------------------------
Phenobarbital/Belladonna  Donnatol              CCT            Antispasmodic           5             4,000
Alkaloids                  American Home
------------------------------------------------------------------------------------------------------------
Phenyltoloxamine W/APAP   Percogesic            CT               Analgesic             4             8,500
                           PXG               30 & 325mg
------------------------------------------------------------------------------------------------------------
Pseudoephedrine           Sudafed             SCT 30mg         Vasoconstrictor         9            30,000
                           Glaxo Wellcome      CT 60mg                               None            5,628
------------------------------------------------------------------------------------------------------------
Pyridiate                 Pyridium              SCT               Urinary              4             7,400
                           Parke-Davis      100 & 300mg          Analgesic
------------------------------------------------------------------------------------------------------------
                          Azostandard           SCT                                    1             5,000
                           Polymedica           95mg
------------------------------------------------------------------------------------------------------------
Quinine Sulfate           Quinine Sulfate     HSC 95mg          Antimalarial           4            12,000
                           Lilly               325mg
------------------------------------------------------------------------------------------------------------
Sodium Fluoride           Flouritab              CT              Anticaries            2             3,200
                           Flouritab         Lozenge 2.2mg
------------------------------------------------------------------------------------------------------------


Theophyline, Ephedrine &  Tedral                 CT               Xanthine           None              500
Phenobarbital              Warner Lambert                        Combination
------------------------------------------------------------------------------------------------------------
Thyroid                   Armour Thyroid         CCT              Thyroid              1            18,200
                           Forrest          0.5, 1, 2, 3 &        Therapy
                                                 5gr
------------------------------------------------------------------------------------------------------------
Tripolidine               Actifed                CT             Antihistamine          4            14,800
 Pseudoephedrine           Glaxo Wellcome   25mg and 60mg
------------------------------------------------------------------------------------------------------------
Uritin Blue               Urised                 SCT              Urinary              1             6,000
                           Polymedica                            Analgesic
------------------------------------------------------------------------------------------------------------
Dietary Supplements:
------------------------------------------------------------------------------------------------------------
Lipoid Caps               Lipoflavonoid          HSC            Lipotropics            2               750
                           Numark
------------------------------------------------------------------------------------------------------------
Methacholine              (No brand)             HSC            Lipotropics            2             1,000
------------------------------------------------------------------------------------------------------------
Animal Use Drug:
------------------------------------------------------------------------------------------------------------
Diethylcarbamazine        (No brand)              CT            Antihelmetic         None            5,000
 Citrate                                       100, 200,
                                              300, 400mg
------------------------------------------------------------------------------------------------------------
Key:                                                Notes:
CT   = Compressed tablet                            (1) Information  is to the  best  of  the  Company's
CCT  = Chewable compressed tablet                       knowledge  as  of  12/31/96.  Estimated  on  the
SGC  = Soft gelatin capsules                            basis  of  information  contained  in  published
SLT  = Sublingual tablet (Buccal)                       industry   sources   and   the   experience   of
SCT  = Sugar coated tablet                              management.  The number of  generic  competitors
HSC  = Hard shell capsule                               set  forth  with  respect  to  certain  products
ECT  = Enteric coated tablet                            included in the table could increase.
TDC  = Timed disintegrating capsule (prolongsules)  (2) Estimated on the basis of information  contained
MLT  = Multi-layer tablet                               in  published   industry   sources,   review  of
                                                        historic  sales  information,   and  input  from
                                                        customers and distributors.

============================================================================================================

     In addition, the Company intends to expand its line of generic products through a combination of a research and development program that is expected to result in new products owned by the Company and licensing of additional products owned by others. Generally, it is important that a new generic product be approved by FDA for marketing by, or shortly after, the patent expiration date of the equivalent brand name drug (plus any legislatively-granted extensions) in order to gain significant market share at attractive profit margins. As more generic products compete in the same market, which customarily occurs increasingly over time following the brand name product's patent expiration date (and extensions, if any), unit prices and profit margins decrease. As the development of a new generic drug product, including its formulation, testing and FDA approval, generally currently takes approximately three or more years, development activities may begin several years in advance of the patent expiration date of the brand name drug equivalent. Consequently, the Company may select drugs for development several years in advance of their anticipated entry to market. That program potentially will require that considerable capital be devoted to activities that do not concurrently provide an immediate return.

Raw Materials

     The raw materials that will be essential to the Company's business are expected to be bulk pharmaceutical chemicals which are generally available and purchased from numerous sources. Because FDA requires specification of raw material suppliers in applications for approval of drug products, if raw materials from a specified supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture of the drug involved. Although the Company expects to specify more than one raw materials supplier with respect to each FDA application where that is possible, some materials are currently available from only one or a limited number of suppliers, as a result of which the Company would be subject to the special risks that are associated with limited sources of supply. In addition, all of the product the Company will require for the packaging of Ranitidine will be available to it only from Genpharm. The Company plans to institute a policy to purchase bulk pharmaceutical chemicals pursuant to multi-shipment contracts, typically of one year's duration, when it believes advance-ordered bulk purchases are advantageous to assure availability at a specified price. The Company believes that alternative sources could be found, or new sources would arise, should any of its sole or limited source raw materials become unavailable from current suppliers. Nevertheless, any curtailment of raw materials could be accompanied by production or other delays as well as increased raw materials costs, with consequent adverse effects on the Company's business and results of operations. Furthermore, as any new source of raw materials, whether domestic or foreign, would require FDA approval, any delays in obtaining FDA approval could also have a material adverse effect on the Company's business and operating results.

     Following a general trend in the pharmaceutical industry, an increasing portion, anticipated to be a majority over time, of the Company's raw material supplies may come from foreign sources. Export and import policies of the United States and foreign countries therefore could also materially affect the availability and cost to the Company of certain raw materials at any time or from time to time.

Quality Control

     In connection with the manufacture of drugs, FDA requires testing procedures to monitor the quality of the product as well as the consistency of its formulation. The Company maintains a state of the art laboratory that performs, among other things, all analytical tests and measurements required to control and release raw materials and finished products.

     Quality monitoring and testing programs and procedures have been established by the Company to assure that all critical activities associated with the production, control and distribution of its drug products will be carefully controlled and evaluated throughout the process. By following a series of systematically organized steps and procedures, the Company seeks to assure that established quality standards will be achieved and built into the product.

     The Company's policy is to seek continually to meet the highest quality standards, with the goal of thereby assuring the purity and safety of each of its drug products. The Company believes that adherence to high operational quality standards will also promote more efficient utilization of personnel, materials and production capacity.

Sales and Marketing

     The Company's products are expected to be marketed and sold domestically directly and through independent distributors and wholesalers as well as manufacturer's representatives, primarily to independent pharmacies, retail chains and institutions, including managed health care organizations, hospitals and governmental agencies. The Company anticipates that, as its operations eventually reach regular, recurring status, a significant portion of its sales will be to independent distributors and other wholesalers.

     Presently, the Company has agreements with three independent distribution organizations. In November 1995, the Company entered into an agreement, (the "Dey Agreement") with Dey Laboratories, Inc. ("Dey"), an indirect subsidiary of Merck KGaA, pursuant to which Dey has agreed to act as the Company's exclusive distributor in the United States for specified products and the Company has agreed to sell those products in the United States only through Dey. Initially, the Dey Agreement will cover two ANDAs pertaining to methyltestosterone, an androgenic steroid. The Company anticipates that additional products will be added by mutual consent of the Company and Dey periodically to the list of products that are subject to the Dey Agreement. With respect to each covered product, the Dey Agreement provides for a specific pricing mechanism and minimum annual volumes which, if not met, could result in the termination of exclusivity. The Dey Agreement's three-year term commences with the first delivery of a product by the Company to Dey.

     In September 1995, the Company entered into an agreement with The Care Buying Alliance ("Care"), an association of eleven independent distributors, pursuant to which Care's member organizations have agreed to distribute mutually agreed upon specified volumes of selected Company products at prices that equal the most favorable price at which the same product is sold by the Company to any similar account. Additionally, the Company and Care have agreed to pay jointly certain amounts for nationally advertising those products. The Company's agreement with Care is effective for three years following the delivery of the Company's first selected product to a Care member.

     In September 1996, the Company entered into a two year agreement with CARACO Pharmaceutical Laboratories, Ltd. ("Caraco") to manufacture the Company's products under the CARACO label. These private label products will be sold to previously agreed upon CARACO customers, including McKesson Drug Company, the largest provider of generic drugs in the U.S. The Company's strategy is to continue to diversify its sales network by entering into additional marketing alliances.

Competition

     The Company's sales are expected to be primarily directed to the generic sector of the pharmaceutical market (also known as the "multisource pharmaceutical market"). Competition in the generic industry is intense. The Company is in competition with numerous other companies in that industry, including major pharmaceutical concerns and other exclusively generic manufacturers.

     The originator of a pharmaceutical product generally markets the product under its own brand name during the life of the product's patent and any statutory extensions of the patent. Companies introducing a product after the patent (and any extension) expires may market the product under a brand name and promote it to physicians and pharmacists to create a market for the product or may market the product under its generic name and rely on physicians, pharmacists and customers to specify the lower cost generic product. Producers of brand name pharmaceutical products are increasingly becoming more involved in the generic marketplace, due to their concurrent marketing of both generic and brand name versions of their products after their patents have expired.

     Some of the Company's competitors may choose to augment their presence in the generic drug market through acquisitions and strategic alliances. This activity could result in consolidation and restructuring within the generic industry and could impair the Company's ability to compete effectively or effectively limit the number of new opportunities for the Company's products.

     The principal competitive factors in the generic pharmaceutical market are the ability to introduce generic versions of products promptly after a patent expires, price, quality of products, customer service (including maintenance of inventories for timely delivery), breadth of product line and the ability to identify and market niche products. Approvals for new products may have a synergistic effect on a company's entire product line as orders for new products are frequently accompanied by, or bring about, orders for other products available from the same company. Price is usually the major competitive factor facing a generic product, but as more generic products enter a given market, their prices, and hence their profit margins, decrease and competition thereafter is based primarily on quality of product and service. The Company's strategy, therefore, is to begin principally by reintroducing approximately eleven of the ANDAs it acquired from Richlyn that enjoy no or limited generic product competition. The Company currently owns 20 generic drug formulations that it believes presently would have no domestic generic competition and another 16 that are believed to would have only one generic competitor. The Company also plans to compete by broadening its product mix to include products not previously manufactured by Richlyn that also serve niche markets.

     The Company's principal competitors among currently operating generic drug companies are initially expected to be Schein Pharmaceutical, Inc., a subsidiary of Henry Schein, Inc.; Geneva Pharmaceutical, Inc., a wholly-owned subsidiary of Novartis; West-Ward Pharmaceutical Corp., a subsidiary of Hikma Investment Co.; and Eon Labs, Inc. Among brand name drug companies, the Company's principal competitors are initially expected to be Wyeth Ayerst Laboratories (which distributes product under the Lederle brand name), a division of American Home Products Corporation, and Roxane Laboratories, Inc., a subsidiary of Boehringer-Ingelheim Corporation. Entry into the generic field by new competitors that do not have adequate plant and equipment assets is difficult in view of the need for substantial capital and regulatory expertise.

Proprietary Rights

     The Company does not own any patents and does not believe that patent protection is material to its business. The Company may in the future be required or may desire to obtain other licenses to develop, manufacture and market commercially viable products in the future. There can be no assurance that any licenses, if needed or desired by the Company, will be obtainable on commercially reasonable terms or that any licensed patents or proprietary rights will be valid and enforceable. Further, should the Company become subject to any claim that it is violating the patent rights of another person, the Company could be subject to costly litigation and, possibly, material liability. The Company carefully monitors trademarks used by pharmaceutical companies, including product trademarks, through regularly published and readily available sources. Further, as the Company's generic products will only be manufactured and sold by the Company after their respective brand name products' patents have expired, and as the Company sells its products under generic, chemical names, it believes the likelihood of it infringing on the patents of others is and will continue to be remote.

Government Regulation

   Industry Regulation

     All pharmaceutical manufacturers are extensively regulated by the federal government, including the FDA, the DEA and various State agencies. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 and other federal statutes and regulations govern or influence the manufacture, labeling, testing, storage, recordkeeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in fines, recalls, seizure of products, suspension of production, refusal of the government to enter into supply contracts or to approve drug applications, and criminal prosecution.

     FDA approval is required before any "new drug" may be distributed in interstate commerce. A "new drug" is one that is not generally recognized by qualified experts as safe and effective for its intended use. A drug that is the generic equivalent of a previously approved prescription drug (i.e., the reference drug), also requires FDA approval. Furthermore, each dosage form of a specific generic drug is treated as a separate drug product by FDA, and requires separate approval. Many over-the-counter drugs also require FDA pre-approval if the OTC drug is not covered by or does not conform with the conditions specified in an applicable OTC Drug Product Monograph. All facilities engaged in the manufacture of drug products must be registered with FDA and are subject to FDA inspection to ensure that drug products are manufactured in accordance with current Good Manufacturing Practices ("cGMPs").

     Generally, two types of applications are used to obtain FDA approval of a new drug. They include the following:

          1. New Drug Application ("NDA"). For drug products with active ingredients or indications not previously approved by FDA, a prospective manufacturer must submit a complete application which contains the results of clinical studies supporting the drug's safety and efficacy. An NDA may also be submitted for a drug with a previously approved active ingredient if the abbreviated procedure discussed below is not available. Currently, FDA approval of an NDA, on average, takes approximately 18 to 20 months.

          2. Abbreviated New Drug Application ("ANDA"). The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Drug Price Act") established an abbreviated new drug application procedure for obtaining FDA approval of certain generic drugs. An ANDA is similar to an NDA except that the FDA waives the requirement for conducting clinical studies to demonstrate the safety and effectiveness of the drug. Instead, for drugs that contain the same active ingredient and are for the same route of administration, dosage form, strength and indication(s) as drugs already approved for use in the United States, FDA ordinarily only requires bioavailability data illustrating that the generic drug formulation is bioequivalent to the previously approved reference drug. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the blood stream which are needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body do not show a significant difference from those of the previously approved equivalent drug. According to information published by FDA, it currently takes approximately two years on average to obtain FDA approval of an ANDA following the date of its first submission to FDA.

     Although antibiotic drugs (as well as veterinary drugs) are classified separately for purposes of FDA approval, the approval procedure for drugs of those types conforms substantially to the NDA and ANDA procedures described above.

     The Drug Price Act, in addition to establishing a new ANDA procedure, created new statutory protections for approved brand name drugs. Prior to enactment of the Drug Price Act, FDA gave no consideration to the patent status of a previously approved drug in deciding whether to approve an ANDA. Under the Drug Price Act, the effective date of approval of an ANDA can depend, under certain circumstances, on the patent status of the brand name drug. Additionally, the Drug Price Act, in certain circumstances, can extend the term of certain patents to cover a drug for up to five additional years. Any such extension is intended to compensate the patent holder for the reduction of the effective market life of a patent due to the time involved in federal regulatory review. With respect to certain drugs that are not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDAs for generic drugs cannot become effective or, under certain circumstances, be filed if the equivalent brand name drug was approved after December 31, 1981.

     Among the requirements for new drug approval is the requirement that the prospective manufacturer's facility, production methods and recordkeeping practices among other factors conform to current Good Manufacturing Practices (cGMP's). The current GMP's must be followed at all times when the approved drug is manufactured. In complying with the standards set forth in the GMP regulations, the manufacturer must expend time, money and effort in the areas of production and quality control to ensure full technical compliance. Failure to comply can result in possible FDA actions such as the suspension of manufacturing or seizure of finished drug products. The Company also is governed by federal, state and local laws of general applicability, such as laws regulating working conditions.

     The Company is also subject to the Maximum Allowable Cost Regulations ("MAC Regulations"), which limit reimbursements for certain multi-source prescription drugs under Medicare, Medicaid and other programs to the lowest price at which such drugs are generally available. In many instances, only generic prescription drugs fall within the MAC Regulations' limits. Generally, the methods of reimbursement and fixing of reimbursement levels are under active review by federal, state and local governmental entities as well as by private third-party reimbursers. The Company cannot predict the results of those reviews or their impact on the business of the Company.

     The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA. FDA is authorized to temporarily bar companies or temporarily or permanently bar individuals from submitting or assisting in the submission of an ANDA and to temporarily deny approval and suspend applications to market off-patent drugs. FDA must bar companies or individuals convicted of a federal felony for conduct relating to the development or approval of an ANDA and may debar persons (i.e., prohibit them from submitting or assisting in the submission to FDA of any ANDA and from engaging in the manufacture or sale of an FDA-approved drug product) convicted of other misconduct. In addition to debarment, FDA has numerous discretionary disciplinary powers. Among other things, the FDA may refuse to approve an ANDA (for up to 18 months) if the applicant is under active federal criminal investigation for bribery or making material false statements in connection with any ANDA, or if a significant question has been raised regarding the integrity of the approval process or the reliability of the data in the ANDA; it may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct; it has authority to withdraw approval of an ANDA under certain circumstances and to seek civil penalties; and it can significantly delay the approval of a pending NDA or ANDA under its "Fraud, Untrue Statements of Material Facts, Bribery, and Illegal Gratuities Policy."

     Legislation enacted in 1994, makes the use, offer for sale or sale within the United States or importation into the United States of a product that was made either domestically or abroad by a process covered by a U.S. patent, an infringement of the process patent. The Legislation defines the term "offer for sale" as that in which the sales will occur before the expiration of the term of the patent.

     Virtually every state as well as the District of Columbia has enacted legislation permitting the substitution of equivalent generic prescription drugs for brand name drugs where authorized or not prohibited by the prescribing physician and currently 13 states mandate generic substitution in Medicaid programs.

     To meet the Company's goal of becoming fully operational during 1997, the Company must first receive facility approval from FDA and thereafter must receive FDA approval of at least one of its ANDAs. Facility approval requires that the Company's laboratory, manufacturing, packaging and warehousing operations must each pass successfully through current GMP's validation process, each step of which requires certification by FDA. In addition to the foregoing, the first ANDA selected by the Company for production must pass through a similar process and must successfully complete a validation process that includes sample testing of three batches and multiple-batch stability testing. The sample and stability testing must be certified by the FDA. Additionally, each ANDA product subsequently selected by the Company for production must successfully complete a similar validation process. Furthermore, FDA may request to complete a certification process for each product.

     The Company's laboratory received FDA certification on November 14, 1995, and its packaging, warehousing, shipping and receiving operations received FDA certification on February 28, 1995. In order to complete certification of its facility by FDA, in addition to the foregoing the Company must obtain FDA certification of the plant manufacturing area and processes (see Item 1. Description of Business - FDA Approvals). Although FDA approval of an ANDA customarily takes approximately 24 months, the Company believes its existing procedures will be validated and that release periods for the ANDAs and NDAs it currently owns will be approximately three months for each product because those products had been previously approved by FDA.

   Environmental Laws

     The Company is and will remain subject to comprehensive federal, state and local Environmental Laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Resource Conservation and Recovery Act and the Toxic Substance Control Act, which govern, among other things, all emissions, waste water discharge and solid and hazardous waste disposal, and the remediation of contamination associated with generation, handling and disposal activities. The Company is subject periodically to environmental compliance reviews by various regulatory offices.

     A Phase I environmental study was conducted with respect to the Company's idled plant and operations in 1993 and certain environmental compliance issues identified at that time, including findings of asbestos in certain areas of the plant and underground oil storage tanks, have been addressed. Additionally, the Company will adopt a program pursuant to which it monitors regularly its compliance with any applicable Environmental Laws. There can be no assurance that future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

Litigation and Product Liability

     The Company's operations are subject to an order ("the Richlyn Order") issued on May 25, 1993, by the United States District Court for the Eastern District of Pennsylvania. The Richlyn Order, among other things, permanently enjoined Richlyn from introducing into commerce any drug manufactured, processed, packed or labeled at Richlyn's manufacturing facility unless Richlyn met certain stipulated conditions, including successful compliance with the validation and recertification program described under the caption "Products and Product Development." The Company, having acquired certain assets of Richlyn, is obligated by the terms of the Richlyn Order. The Richlyn Order also requires that the Company hire and retain a person, subject to FDA approval, who, by reason of training and expertise, is qualified to inspect the Company's drug manufacturing facilities to determine that its methods, facilities and controls are operated and administered in compliance with cGMPs. The Richlyn Order further requires that the person so retained both will inspect the Company's manufacturing facilities and its manner of operating them and will examine all drug products manufactured, processed, packed and held at the Company's Facility; and will certify in writing to FDA the Company's compliance with related cGMPs. The Company has retained an independent consultant to serve in respect of the Richlyn Order (see the caption "Government Regulation").

     Additionally, the Company has assumed the liabilities of Richlyn in connection with Diethyl Stilbestrol ("DES"), which was manufactured by Richlyn and many other drug manufacturers during the late 1950's and early 1960's. DES was prescribed to pregnant women during that period and has been alleged to cause birth defects, in particular an increased risk of uterine cancer and sterility to female children whose mothers took DES during their pregnancy. There have been numerous claims brought against drug manufacturers in connection with DES. Since 1987, Richlyn's insurers have paid approximately $117,000 on Richlyn's and the Company's behalf to settle approximately 130 DES-related suits. The Company is unaware of any other legal actions having been brought or threatened against Richlyn or the Company in connection with DES-related claims. The Company believes that all DES-related legal actions have been directed towards individual manufacturers and not been embodied in a class action, and, as such, does not expect to be held liable for DES-related claims other than claims based on products manufactured by Richlyn. While Richlyn's insurers have in the past defended those DES claims against Richlyn and paid settlements in connection therewith to date, those insurers have reserved their right to discontinue the defense of the claims and the payment of any settlements at any time. There can be no assurance or guarantee that the insurers will defend actions or pay claims in the future. Further, there can be no assurance that, if those insurers fail or refuse to pay any claim, the Company will have recourse against the insurers with respect thereto. Accordingly, there can be no assurance that the Company will not be exposed to the risk of substantial monetary judgments. Claims settlements to date have been based upon market share and Richlyn's share of the market during the periods in question was substantially less than 1%. The Company does not believe the Richlyn DES liabilities will have a material adverse effect on the Company's business.

     Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. The Company carries $1 million of product liability insurance and plans to increase that amount to $10 million in 1997. The Company believes that this increased insurance will be adequate for its foreseeable purposes and is comparable to product liability insurance carried by similar generic drug companies.

     The Company believes there are no other pending or threatened legal actions, private or governmental, against the Company.

Employees

     As of March 31, 1997, the Company employed approximately 58 full-time persons in connection with its development stage activities. Of those employees, approximately 25 work the quality area, 22 in operations, 6 in administration, 4 in product development and 1 in sales and marketing. The Company may also employ part-time personnel from time to time to meet specific demands of its business should they arise. None of the Company's employees are expected to be subject to collective bargaining agreements with labor unions. The Company believes that its relations with its employees are satisfactory.

Executive Officers

       The following table sets forth certain information with respect to the executive officers and significant employees of the company:

_____________________________________________________________________________________________________________
         Name              Age                    Position
         ----              ---                    --------
-------------------------------------------------------------------------------------------------------------
Max L. Mendelsohn          63       President, Chief Executive Officer and a Director
_____________________________________________________________________________________________________________

Cornel C. Spiegler         52       Chief Financial Officer and Vice President - Administration.
_____________________________________________________________________________________________________________

Joseph A. Storella         55       Vice President - Operations
_____________________________________________________________________________________________________________

Marc M. Feinberg           47       Vice President - Quality and Regulatory Affairs
_____________________________________________________________________________________________________________

Pieter J. Groenewoud       42       Vice President - Product Development
_____________________________________________________________________________________________________________

Mitchell Goldberg          45       Vice President - Sales and Marketing
_____________________________________________________________________________________________________________

Seymour Hyden, Ph.D.       63       Vice President - Scientific and Technical Affairs
_____________________________________________________________________________________________________________

     Max L. Mendelsohn has been President and Chief Executive Officer since September 1995 and a director of the Company since December 1993. From 1970 to 1990, Mr. Mendelsohn was President and Chief Executive Officer of Barre-National, Inc., a manufacturer of liquid pharmaceutical products. From 1991 to 1995, Mr. Mendelsohn served as Vice President - Business Development of Pharmakinetics Laboratories, Inc., a provider of clinical and analytical services to United States and Canadian pharmaceutical companies. Mr. Mendelsohn has been a director of the Generic Pharmaceutical Industry Association since 1987 and was recently elected Secretary-Treasurer of that organization.

     Cornel C. Spiegler has been Chief Financial Officer and Vice President--Administration since September 1995. From 1989 to 1995, Mr. Spiegler was Chief Financial Officer and Senior Vice President of United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc., companies engaged in the generic pharmaceutical industry. From 1973 to 1989, Mr. Spiegler held a number of financial and operational management functions, including Vice President and Controller of Fischer and Porter, Inc., a manufacturer of process control equipment. From 1970 to 1973, Mr. Spiegler was employed by the accounting firm of Arthur Andersen and Co. Mr. Spiegler is a certified public accountant.

     Joseph A. Storella has been Vice President - Operations since May 1996. From 1986 to 1996, Mr. Storella served as General Manager of Chelsea Laboratories, formally a division of Rugby-Darby Group Companies which, in 1993 was purchased by Marion Merrell Dow and subsequently purchased by The Hoechst Company. From 1977 to 1986, Mr. Storella served as Vice President - Operations of Analytab Products, Inc., a division of Ayerst Laboratories (which itself is a division of American Home Products). From 1966 to 1977, Mr. Storella held a number of operational management positions for Ayerst Laboratories.

     Marc M. Feinberg has been Vice President - Quality and Regulatory Affairs since October 1996. Prior to joining the Company, from 1995 to 1996, Mr. Feinberg served as Vice President - Quality Assurance and Regulatory Affairs for the JWS Delavau Company, a contract manufacturer and packager of nutritional and over-the-counter products. From 1989 to 1995, Mr. Feinberg held the position of Vice President - Quality Assurance for Packaging Coordinators, Inc., a contract packager for the pharmaceutical industry. From 1985 to 1989, Mr. Feinberg served as Manager, Quality Assurance for ICI Pharmaceuticals Group. From 1972 to 1985, Mr. Feinberg served as Senior Drug Investigator for the U.S. Food and Drug Administration.

     Pieter J. Groenewoud has been Vice President - Product Development since May 1996. From October 1995 to May 1996, Mr. Groenewoud served as Chief Operating Officer of the Company. From 1992 to 1995, Mr. Groenewoud served as General Manager of Vintage Pharmaceutical Inc., a manufacturer of generic drug pharmaceutical products. From 1990 to 1992, Mr. Groenewoud was Project Manager for Pennex Products Company Inc., a generic drug company. From 1988 to 1990, Mr. Groenewoud was Vice President of Quality Control at Medicopharma Inc., a manufacturer of pharmaceutical products, and formerly held the position of Vice President of Operations from 1986 to 1988.

     Mitchell Goldberg has been Vice President - Sales and Marketing since March 1997. From October 1996 until March 1997, Mr. Goldberg served as Vice President
- Sales and Marketing for Ethex Corporation, a generic manufacturing company. From 1985 to October 1996, Mr. Goldberg held a number of sales and marketing management positions with Schein Pharmaceutical, Inc., a major generic pharmaceutical company. From 1980 to 1985, Mr. Goldberg served in sales positions for Pharmavite Corporation, a nutritional supplement manufacturer.

     Dr. Seymour Hyden has been Vice President - Scientific and Technical Affairs since March 1997. From November 1993 to March 1997, Dr. Hyden was the Vice President - Product Development of Chelsea Laboratories. From October 1992 to November 1993, Dr. Hyden was first the Vice President - Business Development for Interchem Corporation and then the Vice President - Technical Services for Block Drug Co., Inc. From March 1985 to October 1992, Dr. Hyden was Executive Vice President - Technical Affairs for Vitarine Pharmaceuticals, Inc. Prior to joining Vitarine Pharmaceuticals, Inc., Dr. Hyden served in a number of executive and management positions in the technical and scientific areas with companies engaged in the branded and generic pharmaceutical field. Dr. Hyden is the Chairman of the Science Committee of the Generic Pharmaceutical Industry Association and has a Ph.D. in Organic Chemistry from the New York University.

Item 2.  Description of Property

     The executive offices and research, warehouse and production facilities of the Company occupy an aggregate of approximately 113,000 square feet at Castor and Kensington Avenues in Philadelphia, Pennsylvania. The Company's principal executive offices are part of that overall facility.

     The Company owns its plant, which consists of three three-story brick interconnected buildings that were constructed between 1900 and 1930. The buildings are heated and substantially air conditioned. The interior of the plant has been substantially renovated and modernized since 1993 and includes a new dust collection system and special environmental control units for humidity and temperature. The land and the building serve as partial collateral for a PIDA loan. See Item 6, Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources.

     Of the total 113,000 square foot area of the plant, approximately 25,000 square feet are used for warehousing and storage operations, (including high security DEA areas and designated areas for raw materials, processed goods, labels and packaging materials); approximately 17,000 square feet are devoted to manufacturing operations; approximately 17,000 square feet are for laboratory, quality assurance and quality control activities, including batch testing and multiple-batch stability testing operations; approximately 6,000 square feet are for labeling and packaging activities; approximately 6,500 square feet for product development; and approximately 10,000 square feet are for administrative functions. The unused balance of the plant, approximately 31,500 square feet, is available for future expansion.

     The Company maintains an extensive equipment base, much of it new or recently reconditioned and automated, including manufacturing equipment for the production of tablets and capsules; packaging equipment, including fillers, cottoners, cappers and labelers; and a well-equipped, modern laboratory. The manufacturing equipment includes mixers and blenders for capsules and tablets, automated capsule fillers, tablet presses, particle reduction, sifting equipment and tablet coaters. The Company also maintains a broad variety of material handling and cleaning, maintenance and support equipment. The Company intends to purchase additional manufacturing equipment, improve its plant facilities and purchase additional equipment that will be dedicated to research and development activities.

     Management believes that the Company's production facilities are sufficient for its current and reasonably anticipated operations. The Company owns substantially all its manufacturing equipment and believes that its equipment is well maintained and suitable for its requirements. Additionally, the Company maintains property and casualty and business interruption insurance in amounts it believes are sufficient and consistent with practices for companies or comparable size and business.

Item 3.  Legal Proceedings

     The Company is not a party to, nor is any of its properties the subject of, any pending legal proceedings. See Item 1, Description of Business--Litigation and Product Liability for a description of certain legal matters with respect to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

        None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "GLPC". The following are the high and low per share bid prices of the Company's Common Stock on the NASDAQ Small Cap Market since December 19, 1995, the date of the Company's IPO. Such prices represent quotations or prices between dealers and do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended                High              Low
-------------                ----              ---
December 31, 1995            $10               $ 9
March 31, 1996               $12 5/8           $11
June 30, 1996                $11               $10 1/8
September 30, 1996           $9 1/4            $8
December 31, 1996            $8 7/8            $6 1/2
March 31, 1997               $9 5/8            $6 7/8

     On March 25, 1997, the last reported bid price of the Common Stock on the NASDAQ Small Cap Market was $8 1/4 per share. As of March 25, 1997, there are were approximately 64 holders of record of the Common Stock.

     The Company has never paid cash dividends on its Common Stock and has no present plans to do so in the foreseeable future. The Company's current policy is to retain all earnings, if any, for use in the operation of its business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon the Company's earnings, financial conditions, capital requirements and other factors as the Board of Directors may deem relevant.

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

     The Company was formed in April 1993 to acquire the manufacturing plant, equipment and certain related assets (the "Facility") and the ANDAs, NDAs and NADAs of Richlyn. Richlyn operated as a generic pharmaceutical business from 1947 to 1992. Operations of the Facility have been idled since September 1992 for failure to comply with FDA regulations concerning cGMPs. See Item 1, Description of Business.

     The Company was the surviving corporation in a merger effected on April 6, 1995 (the "Merger") with a shell acquisition corporation ("Toledex"), which had been incorporated in Delaware in March 1995.

     Effective November 28, 1995, the Company effected a 39.182 -for-1 common stock split, and increased its authorized capital stock to 10 million common shares and 2 million shares of undesignated preferred stock.

     On December 19, 1995, the Company completed its IPO in which 1,650,000 shares of common stock were sold for net proceeds of $11,489,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, upon the exercise of the underwriters' over-allotment option for net proceeds to the Company of $1,835,000.

     During 1996, the Company incurred substantial costs related to the ongoing validation process for both the facility and the products, the expansion of its laboratory and research and development, production, quality and administrative activities. In September 1996, FDA approved independent consultants certified the manufacturing facility for FDA site review. Upon the October-November 1996 FDA site review and subsequent additional validation work by the Company, the FDA approved independent consultants recertified the manufacturing facility in February 1997. The Company is continuing its efforts to obtain FDA certification of the plant manufacturing area and processes. The Company has recently met with senior officials of FDA Philadelphia District Office to discuss the most recent in a series of inspections conducted by FDA as part of this certification process, and has submitted to FDA a response to certain additional concerns raised by FDA. While there can be no assurance that FDA certification will be received in the near future, if at all, the Company believes that it has appropriately responded to the concerns raised by FDA. The failure of the Company to obtain FDA certification of the Facility will materially adversely affect the Company.

     The Company cannot currently predict whether its business will be seasonal in nature, but to the extent that it manufactures and distributes products that pertain to seasonal ailments such as allergies or colds, the Company may experience seasonal patterns in its sales and profitability. There can be no assurance that the potential seasonality of the Company's business will not have a material adverse effect on the Company. In addition, when the Company becomes operational, its revenues, and hence its profitability, if any, may vary significantly from fiscal quarter to fiscal quarter as well as in comparison to the corresponding quarter of the previous year as a result, among other factors, of the timing of process validation for particular generic drug products, the timing of any significant initial shipments of newly approved drugs and competitive pressures from other generic drug manufacturers who receive FDA approvals covering competing products.

     In connection with the original agreement with Genpharm, the Company, on November 8, 1995, sold Merck KGaA 150,000 shares of Common Stock for $300,000, as well as the Merck A Warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.00 per share. Simultaneously, the Company sold to Merck KGaA the Merck B Warrants which are exercisable for 40,000 shares of Common Stock for each aggregate $1,000,000 in gross profit (as defined in the Genpharm Agreement), if any, earned by the Company in connection with its sale to Genpharm of Ranitidine and any other products mutually agreed to by the Company and Merck KGaA, up to a maximum of 17.33% of the issued and outstanding shares of Common Stock of the Company immediately following the IPO. The per share exercise price for each of the shares underlying the Merck B Warrants is $8.50 (the IPO price per share). If the Company generates in excess of $17,500,000 in gross profit (as defined in a warrant agreement between the Company and Merck KGaA (the "Merck KGaA Warrant Agreement"), which has the same definition of gross profit as is set forth in the Genpharm Agreement) from the sale in the United States of Ranitidine and any other products mutually agreed to by the Company and Merck KGaA, the aggregate number of shares of Common Stock that Merck KGaA will own and have the right to acquire will be equivalent to approximately 23.52% of the shares of Common Stock that are issued and outstanding immediately following the completion of the Company's IPO. Merck KGaA has certain registration rights with respect to the shares of Common Stock it owns and has the right to acquire pursuant to the Merck Warrants. The Merck Warrants are likely to be exercised only at a time when the exercise price is below the market price of the Common Stock, at which time the Company could issue shares and raise additional funds on terms superior to those of the Merck Warrants.

Results of Operations

     The Company has generated no revenues to date and, from inception until December 31, 1996, the Company accumulated a deficit of $12,099,000.

     Since its inception, the Company has devoted substantially all of its efforts to improving and renovating the Facility, establishing policies and procedures to bring the Facility into compliance with cGMPs, and obtaining all government approvals necessary to begin operating the Facility. The Facility is not currently operating; however, the Company believes it will receive necessary approvals such that it can begin selling one or more generic products in 1997, although there can be no assurance such approvals will be obtained. Accordingly, the Company is considered a development stage company as defined in Financial Accounting Standards No. 7. See Item 1. "Description of Business - FDA Approvals".

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The Company's net loss for the year ended December 31, 1996 was $4,608,000 as compared to $4,463,000 in the same period in 1995.

     General and administrative expenses were $5,121,000 in the year ending December 31, 1996 as compared to $3,236,000 during the same period in 1995 due primarily to increased infrastructure costs required for the validation process such as for personnel, renovation and FDA approved consultant fees.

     During the year ended December 31, 1996, the Company earned $375,000 in interest income, primarily as a result of the investment of the IPO proceeds into highly rated money market funds, U.S. Government securities, treasury bills and short-term commercial paper. The interest expense for the year ended December 31, 1996 was $40,000 as compared to $242,000 incurred in the same period in 1995.

     Other income of $178,000 generated during the year ended December 31, 1996 was due primarily to a renegotiation of previously recognized legal expenses.

Liquidity and Capital Resources

     Until the completion of the Company's IPO in December 1995, the Company financed its activities primarily through the issuance of promissory notes to the family that previously controlled Richlyn, borrowings from Pennsylvania Industrial Development Authority ("PIDA") and Philadelphia Industrial Development Corporation ("PIDC"), proceeds from the private placement of its equity securities and loans from stockholders.

     On December 19, 1995, the Company completed its IPO in which 1,650,000 shares of common stock were sold by the Company for net proceeds of $11,489,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, upon the exercise of the underwriters' over-allotment option for net proceeds to the Company of $1,835,000.

     In June 1996, the Company received approval for a $1,000,000 loan with PIDA at 3.75% annually fixed for 15 years, the proceeds of which must be used for certain capital projects.

     In August 1996, the Company received approval for a $350,000 loan from the Delaware River Port Authority at 5.00% annually fixed for 10 years, the proceeds of which must be used for certain capital projects.

     The Company has expended, and will continue to expend funds to purchase production and laboratory equipment and to develop its manufacturing, sales and marketing, and product development capabilities. The Company will require additional funds in 1997 for these purposes and to continue as a development stage company prior to obtaining the government approvals necessary to begin operating the Facility. Additional funds are expected to be raised through subsequent equity or debt financings, collaborative arrangements with corporate partners, or through other sources. The Company's failure to obtain sufficient financing, to obtain necessary FDA and government approvals, or to produce and sell sufficient quantities of its products, would adversely affect its cash flows and operating and development plans.

Item 7.  Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this Item begin on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     During the year ended December 31, 1996, the Company neither changed its accountants nor had any disagreement with its accountants on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders scheduled to be held on or about June 24, 1997, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business - Executive Officers" in
Item 1 above of this Annual Report.

Item 10.   Executive Compensation

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on June 24, 1997 and is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on June 24, 1997 and is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on June 24, 1997 and is incorporated herein by reference.

Item 13.   Exhibits, Lists and Reports on Form 8-K

           a)     Exhibits

                      Exhibit
                      Number                                   Description of Document
                      -------                                  -----------------------
                         2.1     Agreement and Plan of Merger among the Company, Management Stockholders and
                                 Toledex Acquisition Corporation, dated as of April 6, 1995. (1)
                         2.2     Certification of Merger between Toledex Acquisition Corporation and the Company, dated April 6, 1995. (1)
                         3.1     Restated Certificate of Incorporation of the Company. (1)
                         3.2     By-laws of the Company. (1)
                         4.1     Specimen Certificate of the Company's Common Stock, par value $.01 per share. (1)
                         4.2     Form of Representative's Warrant Agreement between the Company and the
                                 Representative, including form of Representative's Warrant Certificate.  (1)
                        10.1     Employment Agreement of Pieter Groenewoud, dated as of October 1, 1995. (1)
                        10.2     Employment Agreement of Cornel C. Spiegler, dated as of September 27, 1995. (1)
                        10.3     Employment Agreement of Max L. Mendelsohn, dated as of September 1, 1995. (1)
                        10.4     Consulting Agreement between the Company and Andromeda Enterprises, Inc., dated as of April 6, 1995. (1)
                        10.5     Consulting Agreement between the Company and Gary R. Dubin, dated as of August 9,
                                 1995. (1)
                        10.6     The Company's 1995 Stock Incentive Plan. (1)
                        10.7     Distribution Agreement by and between The Care Buying Alliance and the Company, dated as of October 19, 1995. (1)
                        10.8     Exclusive Supply Agreement between Dey Laboratories LP and the Company, dated
                                 November 1, 1995. (1)
                        10.9     Form of Amended Agreement between the Company and Merck Kommanditgesellschaft auf
                                 Aktien regarding the issuance of Common Stock Purchase Warrants, dated as of
                                 November        , 1995. (1)
                        10.10    Form of Amended Manufacturing Agreement between the Company and Genpharm, Inc.,
                                 dated as of November       , 1995. (1)

                                       20

                        10.11    Loan Agreement between the Company, the Toledano Group, the Dubin Group, and
                                 Frederick R. Adler, dated as of April 6, 1995, including forms of Promissory
                                 Notes. (1)
                        10.12    First Amendment to Loan Agreement, dated November 3, 1995. (1)
                        10.13    Secured Party Consent and Agreement, among the Company, Adjo, Inc., Sidney
                                 Weinberg and Gertrude Weinberg, dated as of April 6, 1995. (1)
                        10.14    $50,000 Loan Agreement between American Generics, Inc. and the Company, dated
                                 January 20, 1995. (1)
                        10.15    Unsecured $70,000 Promissory Note from Global  Pharmaceutical Corporation, a
                                 Florida corporation ("GPC Florida"), to Tony Tabatznik, dated March 1, 1995. (1)
                        10.16    Stockholders' Agreement among the Company and its existing stockholders, dated as of April 6, 1995. (1)
                        10.17    Form of First Amendment to Stockholders' Agreement, dated as of November 3, 1995. (1)
                        10.18    Acquisition Agreement between PIDC-Financing Corporation and GPC Florida, dated
                                 September 17, 1993. (1)
                        10.19    Security Agreement by and between the Company and PIDC Local Development
                                 Corporation, dated October 15, 1993, with related Note and Commitment, and Waiver and Consent dated November 13, 1995. (1)
                        10.20    Promissory Note from GPC Florida in favor of Richlyn Laboratories, Inc. in the amount of $583,654.44, dated as of August 18, 1993. (1)
                        10.21    Loan Agreement by and between PIDC Financing Corporation and the Pennsylvania Industrial
                                 Development Authority ("PIDA") for a loan in a principal amount not to exceed $1,026,000, dated April 18, 1994, with Waiver and Consent dated November 13, 1995. (1)
                        10.22    Open-End Mortgage between PIDC Financing Corporation and PIDA dated April 18,
                                 1994. (1)
                        10.23    Mortgage and Financing Statement Subordination Agreement by and among PIDC
                                 Financing Corporation, Sidney Weinberg and Gertrude Weinberg, GPC Florida and the
                                 PIDA, dated as of April 18, 1994. (1)
                        10.24    Mortgage and Financing Statement Subordination Agreement by and among PIDC
                                 Financing Corporation, Richlyn Laboratories, Inc., GPC  Florida and the PIDA,
                                 dated as of April 18, 1994. (1)
                        10.25    Assignment of Installment Sale Agreement by and among PIDC Financing Corporation,
                                 PIDA and GPC Florida, dated April 18, 1994. (1)
                        10.26    Installment Sale Agreement by and between PIDC Financing Corporation and GPC
                                 Florida dated April 18, 1994. (1)
                        10.27    PIDC Financing Corporation Note to the PIDA, dated April 18, 1994. (1)
                        10.28    Secured $500,000 Note from the Company to PIDC Local Development Corporation. (1)

                                       21


                        10.29    Consent, Subordination and Assumption Agreement by and among GPC Florida,  PIDC
                                 Financing Corporation and  PIDA, dated  April 18, 1994. (1)
                        10.30    Toledano Group Agreement by and among Udi Toledano, the Toledano Group and the
                                 Toledano Family, dated as of April 6, 1995. (1)
                        10.31    Dubin Loan Group Agreement by and among Gary R. Dubin and the Dubin Loan Group, dated as of April 6, 1995. (1)
                        10.32    Restated and Amended Asset Purchase Agreement by and among GPC Florida,  and
                                 Richlyn Laboratories, Inc. and Sidney and Gertrude Weinberg, dated June 18, 1993. (1)
                        10.33    Waiver Agreement by and among the Company, Adjo, Inc., formerly known as Richlyn
                                 Laboratories, Inc., Richard R. Weinberg and various members of the Weinberg family, dated as of November 7, 1995. (1)
                        10.34    Forms of Loan Agreements by and between the Company and each of Udi Toledano,
                                 Frederick R. Adler, Gary Escandon, Max L. Mendelsohn and Cornel C. Spiegler, dated
                                 November 23, 1995. (1)
                        10.35    Employment Agreement of Gabriel Lebovic, dated as of December 1, 1995. (1)
                        10.36    Letter Agreement, dated December 14, 1993, between Moty Hermon and Frederick R.
                                 Adler. (1)
                        10.37    Form of Escrow Agreement by and among the Company, the Representative and
                                 Continental Stock Transfer and Trust Company. (1)
                        10.38    Supply and Marketing Agreement by and between the Company and Caraco Supply and
                                 Pharmaceutical Laboratories Ltd. dated September 20, 1996. (2)
                        10.39    Employment agreement by and between the Company and Marc M. Feinberg dated
                                 September 30, 1996. (2)
                        10.40    Technical Collaboration Agreement by and between the Company and Genpharm Inc.
                                 dated January 8, 1997.
                        10.41    Employment agreement by and between the Company and Dr. Seymour Hyden dated
                                 February 7, 1997.
                        10.42    Employment agreement by and between the Company and Mitchell Goldberg dated March 13, 1997.
                        11.1     Statement Regarding Computation of Earnings Per Share. (1)
                        23.1     Consent of Price Waterhouse LLP. (1)
                        27       Financial Data Schedule
                        99.1     Court Order issued May 25, 1993 by the United States District Court for the
                                 Eastern District of Pennsylvania against Richlyn Laboratories, Inc. (1)
                  (1)      Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form SB-2
                           (File No. 33-99310-NY)

                  (2) Previously filed with the Commission as Exhibits to, and incorporated herein by referenced from, the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1996.

           b)     Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   GLOBAL PHARMACEUTICAL CORPORATION


                   By /s/Max L. Mendelsohn
                      ---------------------------------------------------------
                      Max L. Mendelsohn, President and Chief Executive Officer

                   Date April 11, 1997
                        ----------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ MAX L. MENDELSOHN           President and Chief Executive
------------------------          Officer and Director
Max L. Mendelsohn)                (Principal Executive Officer)


s/ CORNEL C. SPIEGLER           Chief Financial Officer, Vice
------------------------           President--Administration
(Cornel C. Spiegler)               (Principal Financial and Accounting Officer)

/s/ FREDERICK R. ADLER           Director
------------------------
(Frederick R. Adler)

/s/ PHILIP R. CHAPMAN            Director
------------------------
(Philip R. Chapman)

/s/ GARY ESCANDON                Director
------------------------
(Gary Escandon)

/s/ GEORGE F. KEANE              Director
------------------------
(George F. Keane)

/s/ JOHN W. ROWE                 Director
------------------------
(John W. Rowe)

/s/ UDI TOLEDANO                 Director
------------------------
(Udi Toledano)

/s/ RICHARD N. WIENER            Director
------------------------
(Richard N. Wiener)

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            Page(s)
                                                                                                            -------
Report of Independent Accountants...................................................................           F-2

Balance Sheet at December 31, 1995 and December 31, 1996 ...........................................           F-3

Statement  of  Operations  for each of the three years ended  December  31, 1996 and for the period
   from inception (April 20, 1993) through December 31, 1996........................................           F-4

Statement of Changes in Stockholders' Equity for the period from inception
   (April 20, 1993) through December 31, 1996. .....................................................           F-5

Statement of Cash Flows for each of the three years ended December 31, 1996 and for the period from
   inception (April 20, 1993) through December 31, 1996.............................................           F-6

Notes to Financial Statements.......................................................................   F-7 to F-14

All financial statement schedules are omitted because they are not required.

                                      F-1

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of Global Pharmaceutical Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Global Pharmaceutical Corporation (the Company), a development stage company, at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from April 20, 1993 (inception) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The Company has not obtained necessary certifications from the United States Food and Drug Administration to commence its operations, and cannot predict when such approvals will be obtained. Without such certifications, the Company will require additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, and do not include any adjustments that might result from the outcome of this uncertainty.

PRICE WATERHOUSE LLP



Philadelphia, Pennsylvania
April 11, 1997

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                                  BALANCE SHEET

                   (in thousands, except share and share data)

                                                                                     December 31,
                                                                              --------------------------
                                                                              1995                  1996
                                                                              ----                  ----
ASSETS
Current assets:
     Cash and cash equivalents.....................................          $ 9,518               $ 4,044
     Prepaid expenses and other....................................               30                    49
                                                                             -------               -------
          Total current assets.....................................            9,548                 4,093
Property, plant and equipment, net.................................            2,105                 4,135
Intangible assets .................................................            1,177                 1,177
Deferred financing costs, net......................................               25                    35
                                                                             -------               -------
          Total assets.............................................          $12,855               $ 9,440
                                                                             =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Current portion of long-term debt.............................          $   182               $    90
     Accounts payable..............................................              459                   383
     Accrued expenses..............................................              810                   419
                                                                             -------               -------
          Total current liabilities................................            1,451                   892
Long-term debt.....................................................            1,280                 1,197
                                                                             -------               -------
                                                                               2,731                 2,089
                                                                             -------               -------
Commitments and contingencies (Note 10)

Stockholders' equity :
     Preferred stock, $.01 par value, 2,000,000 authorized,
        none issued................................................               --                    --
     Common stock, $.01 par value, 10,000,000 authorized and
        4,039,392 and 4,286,871 shares issued and outstanding......               40                    43
     Additional paid-in capital....................................           17,575                19,407
     Deficit accumulated during the development stage..............           (7,491)              (12,099)
                                                                             -------               -------
          Total stockholders' equity ..............................           10,124                 7,351
                                                                             -------               -------

          Total liabilities and stockholders' equity...............          $12,855               $ 9,440
                                                                             =======               =======

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF OPERATIONS

                 (in thousands, except share and per share data)

                                                                                April 20,1993
                                                                               (inception) to
                                    Twelve Months Ended December 31,            December 31,
                               -----------------------------------------       --------------
                                  1994             1995           1996              1996
                                  ----             ----           ----              ----
General and administration.    $    1,781      $    3,236      $    5,121        $  11,148
Debt conversion expense....            --              47              --               47
Loss on sale of common
      stock and warrants...            --             938              --              938
Sale of marketable
      securities...........            50              --              --               50
Interest expense...........           157             242              40              469
Interest income............            --              --            (375)            (375)
Other income...............            --              --            (178)            (178)
                               ----------      ----------      ----------        ---------
Net loss...................    $   (1,988)     $   (4,463)     $   (4,608)       $ (12,099)
                               ==========      ==========      ==========        =========
Net loss per share............ $     (.92)     $    (1.80)     $    (1.08)
                               ==========      ==========      ==========
Weighted average common
   shares outstanding.....      2,166,872       2,430,543       4,269,967
                               ==========      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        (dollars and shares in thousands)

                                                                                                 Deficit
                                                               Common stock                    accumulated       Total
                                                             -----------------    Additional    during the    stockholders'
                                                             Number of     Par     paid-in     development       equity
                                                              shares      value    capital        stage         (deficit)
                                                             ---------    -----   ----------   -----------    -------------
Issuance of common stock and common stock warrants:
     Inception (April 20, 1993) and stock and
        warrants issued for purchase of Richlyn
        facility (August 18, 1993)...................           1,217      $12     $    42      $     --        $     54
     September 30, 1993 private placement............             177        2         498            --             500
     December 15, 1993 sale of stock and warrants....             356        4         996            --           1,000
     Stock issued for services rendered..............              27       --          75            --              75
     Warrants issued for services rendered...........              --       --           3            --               3
     Exercise of warrants............................              71       --         250            --             250
Net loss.............................................              --       --          --        (1,040)         (1,040)
                                                                -----      ---     -------      --------        --------
Balances at December 31, 1993........................           1,848       18       1,864        (1,040)            842
Issuance of common stock:
     September 1, 1994 private placement.............              84        1         479            --             480
     Stock issued for services rendered..............              10       --          50            --              50
Net loss.............................................              --       --          --        (1,988)         (1,988)
                                                                -----      ---     -------      --------        --------
Balances at December 31, 1994........................           1,942       19       2,393        (3,028)           (616)
Issuance of common stock:
     Conversion of stockholder loans.................             297        4       2,473            --           2,477
     Stock and warrants issued to Merck KGaA.........             150        1         299            --             300
     Sale of stock to Merck KGaA.....................              --       --         938            --             938
     Initial public offering.........................           1,650       16      11,472            --          11,488
Net loss.............................................              --       --          --        (4,463)         (4,463)
                                                                -----      ---     -------      --------        --------
Balances at December 31, 1995........................           4,039       40      17,575        (7,491)         10,124

Issuance of common stock for over-allotment exercise
     on January 29, 1996.............................             248        3       1,832            --           1,835
Net loss.............................................              --       --          --        (4,608)         (4,608)
                                                                -----      ---     -------      --------        --------
Balances at December 31, 1996........................           4,287      $43     $19,407      $(12,099)       $( 7,351)
                                                                =====      ===     =======      ========        ========



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)

                                                                                                                 April 20,
                                                                                                                   1993
                                                                               Year Ended December 31,          (inception)
                                                                            ------------------------------     to December 31,
                                                                            1994         1995         1996         1996
                                                                            ----         ----         ----         ----

Cash flows from operating activities:
     Net loss .........................................................   $(1,988)     $(4,463)    $(4,608)      $(12,099)
     Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization.................................       114          214         281            653
         Expenses paid through issuance of common stock and warrants           50           --          --            128
         Loss on sale of common stock and warrants.....................        --          938          --            938
         Loss on debt conversion.......................................        --           47          --             47
         Loss on sale of marketable securities.........................        50           --          --             50
         Change in assets and liabilities:
              (Increase) decrease due from/to related party............        14          (13)          2             --
              (Increase) decrease in prepaid expenses and  other assets        20           24         (21)           (45)
              Decrease in note receivable from stockholders.............      129          135          --            264
              Decrease in accounts payable and accrued expenses ........      240          229        (467)           164
                                                                          -------      -------     -------       --------
                  Net cash used for operating activities................   (1,371)      (2,889)     (4,813)        (9,900)
                                                                          -------      -------     -------       --------
Cash flows from investing activities:
     Purchases of property, plant and equipment.........................     (929)        (345)     (2,311)        (3,786)
     Sales (purchases) of marketable securities.........................      450           --          --            (50)
                                                                          -------      -------     -------       --------
                  Net cash used for investing activities................     (479)        (345)     (2,311)        (3,836)
                                                                          -------      -------     -------       --------
Cash flows from financing activities:
     Long-term debt:
         Borrowings.....................................................    1,026           70          --          1,596
         Payments.......................................................      (54)        (126)       (175)          (357)
         Payment of financing costs.....................................      (13)          (3)        (10)           (40)
     Long-term debt, related party:
         Borrowings ....................................................       72        2,683          --          2,755
         Payments.......................................................     (110)      (1,667)         --         (1,777)
     Issuance of common stock and warrants:
         September 30, 1993 private placement...........................       --           --          --            500
         December 15, 1993 sale of stock and warrants ..................       --           --          --          1,000
         September 1, 1994 private placement............................      480           --          --            480
         November  8, 1995 stock and  warrants  issued to Merck  KGaA          --          300          --            300
         December 19, 1995 initial public offering .....................       --       11,488          --         11,488
         January 29, 1996 over-allotment exercise.......................       --           --       1,835          1,835
                                                                           -------      -------    -------       --------
                  Net cash provided by financing activities.............    1,401       12,751       1,650         17,780
                                                                          -------      -------     -------       --------
Net increase (decrease) in cash and cash equivalents....................     (449)       9,517      (5,474)         4,044
Cash and cash equivalents, beginning of period..........................      450            1       9,518             --
                                                                          -------      -------     -------       --------
Cash and cash equivalents, end of period................................  $     1      $ 9,518     $ 4,044       $  4,044
                                                                          =======      =======     =======       ========
     Cash paid for interest.............................................  $   139      $   215     $    40       $    397
                                                                          =======      =======     =======       ========

For other supplemental disclosure of non-cash investing and financing activities, see Notes 2 and 3.

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

1.   Formation and Operation of the Company

     Purpose

     Global Pharmaceutical Corporation (the "Company") was formed in April 1993 to acquire the manufacturing plant, equipment and certain related assets and liabilities (the "Facility") and the Abbreviated New Drug Applications ("ANDAs"), New Drug Applications ("NDAs") and New Animal Drug Applications ("NADAs") of Richlyn Laboratories, Inc. ("Richlyn"). Richlyn operated a generic pharmaceutical business from 1947 to 1992; operations of the Facility had been idled since September 1992 for failure to comply with Food and Drug Administration ("FDA") regulations concerning current Good Manufacturing Practices ("cGMP").

     Since its inception, the Company has devoted substantially all of its efforts to improving and renovating the Facility, establishing policies and procedures to bring the Facility into compliance with cGMP, and obtaining all government approvals necessary to begin operating the Facility. The Facility is not currently operating; however, the Company believes it will receive necessary approvals to begin selling one or more generic products in 1997, although there can be no assurance such approvals will be obtained in 1997, or at all. Accordingly, the Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

     Organization

     The Company was incorporated in Florida on April 20, 1993 ("Inception"). On March 29, 1995, the Company reincorporated in Delaware through a merger with a wholly-owned subsidiary of the same name by exchange of the Company's common stock for 1.814 shares of common stock of the wholly owned subsidiary (the "Reincorporation").

     On April 6, 1995, the Company was the surviving corporation in a merger (the "Merger") with a shell acquisition corporation ("Toledex") which had been incorporated in Delaware in March 1995. The Merger was effected to recapitalize the Company; shareholders of Toledex provided loan commitments of up to $3 million to the Company simultaneously with the Merger (see Note 7). At the time of Merger, Toledex had no assets or liabilities, and 78% of its common stock was held by stockholders of the Company; accordingly, the assets and liabilities of the Company subsequent to the Merger are recorded at historical cost in a manner similar to a pooling of interests.

     Effective November 28, 1995, the Company effected a 39.182-for-one common stock split, and increased its authorized capital stock to 10 million common shares and 2 million shares of undesignated preferred stock (collectively, the "Stock Split").

     All references to share and per share amounts of common stock and preferred stock for all periods presented have been adjusted to give effect to the Reincorporation, the Merger and the Stock Split.

     Funding of Activities

     To date, the Company has funded its efforts to engage in the manufacture, repackaging and sale of solid oral prescription and over-the-counter generic drugs and dietary supplements through equity and debt financings.

     The Company has expended and will continue to expend funds to purchase production and laboratory equipment and to develop its manufacturing, sales and marketing and product development capabilities. The Company will require additional funds in 1997 for these purposes and to continue as a development stage company prior to obtaining the government approvals necessary to begin operating the facility. Additional funds are expected to be raised through subsequent equity or debt financings, collaborative arrangements with corporate partners, or through other sources.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

     The Company's failure to obtain sufficient financing, to obtain necessary FDA and government approvals, or to produce and sell sufficient quantities of its products, would adversely affect its cash flows and operating and development plans.

     In June 1996, the Company received approval for a $1,000,000 loan from the Pennsylvania Industrial Development Authority ("PIDA") at 3.75% annually fixed for 15 years, the proceeds of which must be used for certain capital projects.

     In August 1996, the Company received approval for a $350,000 loan from the Delaware River Port Authority ("DRPA") at 5.00% annually fixed for 10 years, the proceeds of which must be used for certain capital projects.

2.   Summary of Significant Accounting Policies

     Cash and cash equivalents

     Cash and cash equivalents are stated at cost which approximates market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase.

     Concentration of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with highly rated money market funds, U.S. Government securities, treasury bills and short-term commercial paper. When operations commence, the Company plans to limit its credit risk with respect to accounts receivable by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees, or collateral.

     Property, plant and equipment

     Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Costs incurred in connection with the construction or major renovation of facilities, including interest directly related to such projects, are capitalized as construction in progress. Depreciation is recognized using the straight-line method based on the estimated useful lives of the related assets.

     Intangible assets

     Intangible assets comprise ANDAs, NDAs and NADAs acquired from Richlyn and are recorded at fair value. Amortization will be recognized on a straight-line basis over a five year period upon the commencement of operations.

     The Company complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Accordingly, the carrying value of long-lived assets and certain identifiable intangible assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

     Deferred financing costs

     Deferred financing costs are amortized on a straight-line basis over the terms of the respective debt instrument.

     Income taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are provided on deferred tax assets for which it is more likely than not that some portion or all will not be realized.

     Richlyn financial information

     On August 18, 1993, the Company acquired certain assets and liabilities from Richlyn (see Note 1) and from Gertrude and Sidney Weinberg (the "Weinbergs"), stockholders of Richlyn, for cash of $50,000, notes issued of $1,500,000 (the "promissory note"), and warrants valued at $3,000 to purchase up to 5% of the outstanding common stock of the Company for $50,000 for each 1% acquired, with related transaction costs of $150,000. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets and liabilities acquired based upon their estimated fair values at the date of acquisition.

     Accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingencies at the date of the financial statements and the reported expenses during the reporting period. Differences from those estimates are recorded in the period they become known.

     Pro forma loss per share

     The Company's past capital structure is not indicative of its structure effective with its December 19, 1995 initial public offering of stock (the "IPO") due to (i) the conversion of loans from stockholders into common stock concurrent with the closing of the IPO (see Note 7), and (ii) the shares of common stock and warrants sold under the November 8, 1995 Genpharm Agreement (see Note 3). Accordingly, historical net loss per common share for the years ended December 31, 1994 and 1995 is not considered meaningful and has not been presented herein; rather, a pro forma net loss per share is presented for these years in the accompanying statement of operations. The calculation of the shares used in computing pro forma net loss per share includes the effect of the conversion of loans from stockholders described in Note 7 into shares of common stock concurrent with the closing of the IPO if they were converted into common shares when the loans were made. Also, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock sold or issued at prices below the anticipated initial public offering price per share in the twelve months preceding the initial filing (including the common stock and warrants sold pursuant to the Genpharm Agreement) have been included in the calculation as if outstanding for all periods presented. Common stock shares sold, or equivalent shares from stock options and warrants issued, more than twelve months preceding the initial filing of the IPO are excluded from the computation as the effect of their inclusion would be antidilutive.

     Accounting for stock-based compensation

     In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net income in the footnotes to the Company's financial statements. As of December 31, 1996, the Company adopted SFAS 123 on a disclosure basis only.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

3.   Related Party Transactions

     On November 8, 1995, the Company entered into an agreement ( the "Genpharm Agreement") with Genpharm, Inc., a Canadian corporation ("Genpharm"), an indirect subsidiary of Merck KGaA. Subsequently, in January 1997, the Company revised its agreement with Genpharm, pursuant to which the Company will package a minimum of 30% of Genpharm's United States Ranitidine production requirements based on a five-year cost-plus and percentage of profits compensation arrangement following the receipt of the requisite FDA Ranitidine approvals.

     In addition to the manufacture and distribution of Ranitidine, the Genpharm Agreement provides the Company with the opportunity to develop products with the assistance of Merck KGaA that are marketed outside the U.S. Two products with total U.S. annual sales of over $150 million including limited generic competition, have already been selected. Development is currently underway with ANDA anticipated to be filed by the Company by the fourth quarter of 1997, although no assurance can be given that the Company will be able to make the requisite filings or produce and distribute these products.

     In connection with the Genpharm Agreement in 1995, the Company sold to Merck KGaA 150,000 shares of common stock for $300,000, and a warrant to purchase 100,000 shares of common stock at an exercise price of $2.00 per share (the "A Warrant"). In addition, the Company granted to Merck KGaA additional warrants to purchase up to 700,000 shares, at an exercise price of $8.50 per share (the IPO price per share), whose exercise is contingent upon the gross profit (as defined in the agreement), if any, earned by the Company under the Genpharm Agreement.

     The Company recognized a non-recurring, non-cash expense in 1995 of $937,500, representing the number of shares of common stock sold and A Warrants issued to Merck KGaA, multiplied by the difference between the then estimated market value of the Company's common stock ($5.75) and $2.00 (the price per share of the common stock sold and the exercise price of the warrants issued).

4.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:


                                      Estimated
                                      useful life            December 31,
                                         1993      ---------------------------
                                        (years)        1995          1996
                                      -----------    -------       -------
                                                     (dollars in thousands)
Land...............................                   $   53       $   53
Building...........................       25             212          212
Building improvements..............       15           1,263        1,900
Production equipment...............       10             458        1,039
Laboratory equipment...............        7             440          626
Office furniture and equipment.....        5              46          117
Construction in progress...........       --              --          836
                                                      ------       ------
                                                       2,472        4,783
Less: Accumulated depreciation.....                      367          648
                                                      ------       ------
                                                      $2,105       $4,135
                                                      ======       ======

                       GLOBAL PHARMACEUTICAL CORPORATION
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS (continued)

5.  Accrued Expenses

     Accrued expenses consist of the following:

                                               December 31,
                                            ------------------
                                            1995          1996
                                            ----          ----
                                              (in thousands)
Accrued maintenance and repairs........     $145          $ 34
Accrued professional fees .............      244           195
IPO costs .............................      251            --
Other accrued expenses.................      170           190
                                            ----          ----
                                            $810          $419
                                            ====          ====

6.   Income Taxes

     Due to the Company's losses during its development stage, no provision for income taxes is recorded for any period. The difference between the federal statutory tax rate and the Company's effective income tax rate is attributable to losses and future tax deductions for which no tax benefits have been recognized.

Deferred tax assets consist of the following:

                                                       December 31,
                                                   ------------------
                                                   1995          1996
                                                   ----          ----
                                                     (in thousands)
Net operating losses..........................   $  286        $  --
Deferred start-up and organization costs......    2,474         4,734
Depreciation and amortization.................      159           281
                                                 ------        ------
   Gross deferred tax assets..................    2,919         5,015
Deferred tax asset valuation allowance........   (2,919)       (5,015)
                                                 ------        ------
                                                 $   --        $   --
                                                 ======        ======

     Due to historical losses incurred by the Company and limitations on the future use of net operating losses due to changes in the Company's ownership, a full valuation allowance for net deferred tax assets has been provided. If the Company achieves profitability, certain of these net deferred tax assets would be available to offset future income taxes.


7.   Long-Term Debt

                                                                 December 31,
                                                              ------------------
                                                              1995         1996
                                                              ----         ----
                                                                (in thousands)
2% loan payable in 180 monthly installments of $6,602
   commencing June 1, 1994 through May 1, 2009............. $  923       $  867
3.75% loan payable in 84 monthly installments of $3,672
   commencing January 1, 1994, with a balance of $304,000
   due on December 1, 2000.................................    445          420
6% notes payable to vendors in three annual installments
   commencing August 1, 1994...............................     24           --
8% note payable due on February 28, 1996...................     70           --
                                                            ------       ------
                                                             1,462        1,287
Less: Current portion of long-term debt....................   (182)         (90)
                                                            ------       ------
                                                            $1,280       $1,197
                                                            ======       ======

     On October 15, 1993, the Company received a $500,000 loan from the Philadelphia Industrial Development Corporation, ("PIDC"). The loan is secured by the Company's equipment. On April 18, 1994, the Company received a $1,026,000 loan from the Pennsylvania Industrial Development Authority, ("PIDA"). The loan is secured by land, building and building improvements.

                       GLOBAL PHARMACEUTICAL CORPORATION
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS (continued)

     The PIDA and PIDC loans contain financial and non-financial covenants, including certain covenants regarding levels of employment which are not effective until the Company commences operations. The Company received a waiver with respect to a non-financial covenant.

     Scheduled maturities of long-term debt as of December 31, 1996 were as follows:

               1997.................          $  90,000
               1998....................          93,000
               1999.................             95,000
               2000.................            399,000
               2001.................             67,579
               Thereafter...........            542,421
                                             ----------
                   Total ............        $1,287,000
                                             ==========

     A mortgage note payable was issued to the Weinbergs on August 18, 1993 as consideration for the purchase of the land and buildings of the Richlyn Facility (the "Weinberg Note"). The mortgage note, and the promissory note, (collectively "Richlyn Notes"), were issued on August 18, 1993 as consideration for the purchase of certain assets from Richlyn (see Notes 1 and 2). Upon completion of the IPO, the Company repaid the Weinberg and Richlyn Notes.

     In connection with the Merger, the Toledex stockholders entered into loan agreements, pursuant to which the stockholders committed to make loans to the Company on a monthly basis up to an aggregate maximum amount outstanding at any time of $3 million, at an interest rate of 8%. At December 19, 1995, the amount of principal and accrued interest outstanding on these loans of $2,383,000 was converted into 280,301 shares of common stock at the IPO price of $8.50 per share and commitments to make additional loans were terminated.

     Other stockholder advances of $47,000 were made in 1995 and, as a result of inducements offered by the Company, were converted into common stock having a value of $94,000 in 1995. Debt conversion expense of $47,000 was recognized as a result of this induced conversion. On November 23, 1995, the Company borrowed an aggregate of $300,000 from certain stockholders of the Company. In consideration of these loans, which were repaid in full with interest at the rate of prime plus 2% per annum from the proceeds of the IPO, the Company issued 5-year warrants exercisable in the last four years of the warrants' term at the IPO price per share for an aggregate of 42,000 shares of Common Stock.

8.   Stockholders' Equity

   Preferred Stock

     The Company authorized 2,000,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"). No shares of Preferred Stock have been issued.

  Common Stock

     On December 19, 1995, the Company completed its IPO in which 1,650,000 shares of common stock were sold for net proceeds to the Company of $11,488,000. In connection with the IPO, the underwriter received an option to purchase up to 247,500 shares of common stock at $8.50 per share (the "over-allotment"). The underwriter exercised this option on January 29, 1996 and the Company sold 247,500 shares of common stock for net proceeds of $1,835,000.

                       GLOBAL PHARMACEUTICAL CORPORATION
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS (continued)

9.  Stock Options

         The Company's 1995 Stock Incentive Plan was adopted by the Company's Board of Directors on November 9, 1995 for the purpose of securing for the Company and its stockholders the benefits arising from the ownership of Company stock options by non-employee directors and key employees who are expected to contribute to the Company's future growth and success.

         During September and October 1995, the Company committed to grant non-qualified stock options to purchase an aggregate of 37,500 shares of common stock at $5.75 per share, the then estimated market value of the Company's common stock. In addition, immediately prior to the IPO, the Company granted to each of two directors options to purchase 30,000 shares of common stock at an exercise price equal to the IPO price.

         The exercise price of the outstanding options at December 31, 1996 ranges from $5.75 to $11.25. Options vest over a three to four year period and have a maximum term of ten years. The weighted average fair value of options granted during 1996 and 1995 was $3.37 and $3.36, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) no expected dividend yield in 1995 and 1996, (ii) expected stock price volatility of 30% in 1995 and 1996, (iii) weighted average risk free interest rate of 5.5% in 1995 and 6% in 1996, and (iv) expected life of options of five years in 1995 and 1996.

Stock option transactions were:

                                                              1995                                    1996
                                               ------------------------------------    -----------------------------------
                                                                      Weighted                               Weighted
                                                                      Average                                Average
                                                    Shares         Exercise Price           Shares        Exercise Price
                                                   --------        --------------          --------       ---------------
Options outstanding at January 1                        --                --               236,000            $8.07
Granted                                            236,000             $8.07               111,700            $8.87
Canceled                                                --                --               (50,000)           $7.13
                                                   -------                                 -------
Options outstanding at December 31                 236,000             $8.07               297,700            $8.53
                                                   =======                                 =======
Options exercisable at December 31                       0                                  75,306
Options available for grant at December 31         164,000                                 252,300



         Had compensation cost for the Company's 1995 and 1996 grants for stock-based compensation plans been recognized under the provisions of SFAS 123, the Company's net loss, and net loss per common share for 1995 and 1996 would approximate the pro forma amounts below (in thousands, except for per share data):

                                                       For the Year Ended                      For The Year Ended
                                                        December 31, 1995                      December 31, 1996
                                               ------------------------------------    -----------------------------------
                                                   As Reported        Pro Forma           As Reported        Pro Forma
                                                   -----------       -----------          -----------        ---------
Net loss                                             ($4,463)           ($4,469)             ($4,608)          ($4,817)
Net loss per common share                            ($ 1.80)           ($ 1.80)             ($ 1.08)          ($ 1.13)

         The pro forma results may not be representative of the effect on reported operations for future years.

                       GLOBAL PHARMACEUTICAL CORPORATION
                         (a development stage company)

                   NOTES TO FINANCIAL STATEMENTS (continued)


         The following table summarizes information concerning currently outstanding and exercisable options:

                                      Options Outstanding                         Options Exercisable
------------------------------------------------------------------------     ---------------------------------
                                           Weighted
                                            Average
                                           Remining          Weighted                              Weighted
Range of Exercise        Number          Contractural        Average             Number             Average
     Prices           Outstanding           Life          Exercise Price      Exerciseable      Exercise Price
-----------------     -----------        ------------     --------------     -------------      --------------
$5.75 to $  8.50        251,900              9.2             $8.34               75,306             $8.30
$9.13 to $11.25          45,800              9.4             $9.57                   --                --
                        -------                                                  ------
                        297,700              9.3             $8.53               75,306             $8.30
                        =======                                                  ======

10.   Commitments and Contingencies

   Richlyn Order

     The Company is in compliance with a May 25, 1993 order, which was entered by the United States District Court for the Eastern District of Pennsylvania (the "Richlyn Order"). The Richlyn Order, among other things, permanently enjoined Richlyn from introducing into commerce any drug manufactured, processed, packed or labeled at its manufacturing facility unless it met certain stipulated conditions. The Company, as a purchaser of the Richlyn facility, remains obligated by the terms of the Richlyn Order.

   Product liability and insurance

         The Company assumed the liabilities of Richlyn in connection with Diethyl Stilbestrol ("DES"), which was manufactured by Richlyn during the late 1950's and early 1960's. DES was prescribed to pregnant women during that period and has been alleged to cause birth defects. There have been numerous claims brought against drug manufacturers in connection with DES. While Richlyn's insurers have in the past defended those DES claims against Richlyn and paid all settlements in connection therewith to date, the insurers have reserved their right to discontinue the defense of the claims and the payment of settlements at any time. Claims settlements to date have been based upon market share, and Richlyn's share of the market during the periods in question was less than 1%. While there can be no assurance as to the ultimate resolution of these matters, in the opinion of Management, the ultimate liabilities resulting from such lawsuits and claims will not materially adversely affect the financial position, operating results or cash flow of the Company.