Form 10KSB/A
period 1996-12-31
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1997-04-30
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1996
                                             ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from             to
                                          -------------  ------------

                       Commission file number 33-99310-NY
                                             -------------

                        Global Pharmaceutical Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                  65-0403311
-------------------------------                  ------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

             Castor & Kensington Aves., Philadelphia, PA 19124-5694
             ------------------------------------------------------
              (Address of principal executive officers)  (Zip Code)

                    Issuer's telephone number (215) 289-2220
                                             ----------------

         Securities registered under Section 12(b) of the Exchange Act:

 Title of each class           Name of each exchange on which registered
       None                                     None
---------------------                  ----------------------
---------------------                  ----------------------

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The executive officers and directors of the Company are as follows:

Name                                                      Age          Position
----                                                      ---          --------
Max L. Mendelsohn(1)(3).............................      63           President, Chief Executive Officer and a
                                                                       Director
Cornel C. Spiegler...................................     53           Chief Financial Officer and Vice
                                                                       President--Administration
Joseph A. Storella, Jr...............................     55           Vice President--Operations
Marc M. Feinberg.....................................     47           Vice President--Quality Assurance and
                                                                       Regulatory Affairs
Pieter J. Groenewoud.................................     42           Vice President--Product Development
Mitchell Goldberg....................................     45           Vice President--Sales and Marketing
Seymour Hyden, M.D...................................     63           Vice President--Scientific and Technical
                                                                       Affairs
 Frederick R. Adler(2)(3)(4).........................     72           Director
 Philip R. Chapman(1)(2).............................     35           Director
 Gary Escandon(2)(3)(4)..............................     49           Director
 George F. Keane(2)(3)(4)............................     67           Director
 John W. Rowe, M.D.(2) (5)...........................     52           Director
 Udi Toledano(1)(2)..................................     46           Director
 Richard Weiner......................................     56           Director

------------------
(1)      Member of the Executive Committee.
(2)      Member of the Audit Committee.
(3)      Member of the Compensation Committee.
(4)      Member of the Stock Option Committee.
(5)      Chairman of the Scientific Advisory Board

         Max L. Mendelsohn has been President and Chief Executive Officer of the Company since September 1995 and a director of the Company since December 1993. From 1970 to 1990, Mr. Mendelsohn was President and Chief Executive Officer of Barre-National, Inc., a manufacturer of liquid pharmaceutical products. From 1991 to 1995, Mr. Mendelsohn served as Vice President of Business Development of Pharmakinetics Laboratories, Inc., a provider of clinical and analytical services to United States and Canadian pharmaceutical companies. Mr. Mendelsohn has been a director of the Generic Pharmaceutical Industry Association since 1987 and has served as Secretary-Treasurer of that organization since March 1997.

         Cornel C. Spiegler has been Chief Financial Officer and Vice President--Administration of the Company since September 1995. From 1989 to 1995, Mr. Spiegler was Chief Financial Officer and Senior Vice President of United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc., companies engaged in the generic pharmaceutical industry. From 1973 to 1989, Mr. Spiegler held a number of financial and operational management functions, including Vice President and Controller of Fischer and Porter, Inc., a manufacturer of process control equipment. From 1970 to 1973, Mr. Spiegler was employed by the accounting firm of Arthur Andersen and Co. Mr. Spiegler is a certified public accountant.

         Joseph A. Storella, Jr. has been Vice President--Operations since May 1996. From 1986 to 1996, Mr. Storella served as General Manager of Chelsea Laboratories, Inc., formerly a division of Rugby-Darby Group Companies which, in 1993 was purchased by Marion Merrell Dow and subsequently purchased by The Hoechst Company. From 1977 to 1986, Mr. Storella served as Vice President--Operations of Analytab Products, Inc., a division of Ayerst Laboratories. From 1966 to 1977, Mr. Storella held a number of operational management positions for Ayerst Laboratories.

         Marc M. Feinberg has been Vice President--Quality Assurance and Regulatory Affairs since October 1996. Prior to joining the Company, from 1995 to 1996, Mr. Feinberg served as Vice President--Quality Assurance and Regulatory Affairs for the JWS Delavau Company, a contract manufacturer and packager of nutritional and over-the-counter products. From 1989 to 1995, Mr. Feinberg held the position of Vice President--Quality Assurance for Packaging Coordinators, Inc., a contract packager for the pharmaceutical industry. From 1985 to 1989, Mr. Feinberg served as Manager, Quality Assurance for ICI Pharmaceuticals Group. From 1972 to 1985, Mr. Feinberg served as Senior Drug Investigator for the U.S. Food and Drug Administration.

         Pieter J. Groenewoud has been Vice President--Product Development since May 1996, and from October 1995 to May 1996, served as Chief Operating Officer of the Company. From 1992 to 1995, Mr. Groenewoud served as General Manager of Vintage Pharmaceutical Inc., a manufacturer of generic drug pharmaceutical products. From 1990 to 1992, Mr. Groenewoud was Project Manager for Pennex Products Company Inc., a generic drug company. From 1988 to 1990, Mr. Groenewoud was Vice President of Quality Control at Medicopharma Inc., a manufacturer of pharmaceutical products, and formerly held the position of Vice President of Operations from 1986 to 1988.

         Mitchell Goldberg has been Vice President--Sales and Marketing since March 1997. From October 1996 until March 1997, Mr. Goldberg served as Vice President--Sales and Marketing for Ethex Corporation, a generic manufacturing company. From 1985 to October 1996, Mr. Goldberg held a number of sales and marketing management positions with Schein Pharmaceutical, Inc., a major generic pharmaceutical company. From 1980 to 1985, Mr. Goldberg served in sales positions for Pharmavite Corporation, a nutritional supplement manufacturer.

         Dr. Seymour Hyden has been Vice President--Scientific and Technical Affairs since March 1997. From November 1993 to March 1997, Dr. Hyden was the Vice President--Product Development of Chelsea Laboratories. From October 1992 to November 1993, Dr. Hyden was first the Vice President - Business Development for Interchem Corporation and then the Vice President - Technical Services for Block Drug Co., Inc. From March 1985 to October 1992, Dr. Hyden was Executive Vice President - Technical Affairs for Vitarine Pharmaceuticals, Inc. Prior to joining Vitarine Pharmaceuticals, Inc. Dr. Hyden served in a number of executive and management positions in the technical and scientific areas with companies engaged in the branded and generic pharmaceutical field. Dr. Hyden is the Chairman of the Science Committee of the Generic Pharmaceutical Industry Association and has a Ph.D. in Organic Chemistry from New York University.

         Frederick R. Adler has been a director of the Company since April 1995, and also served as a director of the Company from December 1993 through February 1995. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. Since January 1, 1997, Mr. Adler has been of counsel to the law firm of Fulbright & Jaworski L.L.P. From January 1991 to December 1996, Mr. Adler was a retired senior partner of Fulbright & Jaworski and for more than five years prior thereto was a senior partner in that firm. Mr. Adler is also Chairman of the Executive Committee and a director of Data General Corporation, a computer company; Chairman and a director of Shells Seafood Restaurants, Inc., a restaurant company; a director of Prime Cellular, Inc., a wireless communications company; a director of USA Detergents, Inc., a household products company; and a director of various private companies. From 1977 until 1995, Mr. Adler served as a trustee of the Teachers' Insurance & Annuity Association. The Company retained Fulbright & Jaworski L.L.P. during 1996 to provide legal services to the Company.

         Philip R. Chapman has been a director of the Company since April 1995. Mr. Chapman has been a principal in Adler & Company, a venture capital management firm, since 1991 and became a General Partner in 1995. Mr. Chapman is the son-in-law of Frederick R. Adler, a director of the Company. Prior to joining Adler & Company, Mr. Chapman was a senior consultant with Booz Allen & Hamilton International, a management consulting company based in London. Mr. Chapman is a director of Integrated Packaging Assembly Corp., a semi-conductor packaging company, as well as a number of private companies. Mr. Chapman served as Executive Vice President and President of the Company during a portion of 1995.

         Gary Escandon has been a director of the Company since April 1995. Mr. Escandon is President of Alvaro P. Escandon Inc., a domestic and international supplier of home furnishing textile piece goods that he organized in 1978, and from 1991 to 1995, Mr. Escandon was President of Refreshment Service Corp. From 1974 to 1978, Mr. Escandon served as Director of Sales Promotion at The Mennen Company, a manufacturer of health and beauty aids. From 1972 to 1974, Mr. Escandon served as Sales Promotion Coordinator at Bristol-Myers Company. Mr. Escandon has served on the Board of Trustees of Muhlenberg College since 1993.

         George F. Keane has been a director of the Company since December 1995. Mr. Keane was the founding Chief Executive Officer of the Common Fund and served in that capacity from 1971 to 1993 and as President Emeritors and Senior Investment Advisor until June 1996. As a non-profit organization, the Common Fund invests funds on behalf of a consortium of educational institutions and currently has approximately $17 billion under management. Since 1988, Mr. Keane has been the President of Endowment Advisers, Inc., a registered investment advisor, and he is currently President Emeritus and Senior Investment Advisor of Endowment Advisers, Inc. Mr. Keane has served as Chairman of the Board of Trigen Energy, since July 1994. Mr. Keane also serves on several other boards, including as a director and Chairman of the Investment Committee of the United Negro College Fund since 1982; a director of RCB Trust Company since 1991; a director of the Bramwell Funds, Inc., a registered investment company, since August 1994; a director of Universal Stainless & Alloy Products, Inc., a manufacturer of specialty steel products, since 1994; a director of the National Association of College and University Business Officers since 1993; a director of the School, College and University Underwriters Ltd., Bermuda since 1986; a director of the United Educators Risk Retention Group since 1989; a member of the Investment Advisory Committee for New York State Common Retirement Fund since 1982; a trustee of the Nicholas-Applegate Investment Trust, a registered investment company, since January 1993; a trustee of Fairfield University since 1993; and a trustee of Endowment Realty Investors, Inc., a real estate investment trust, since January 1988.

         John W. Rowe, M.D. has been a director of the Company since September 1995. Dr. Rowe is President and Chief Executive Officer of The Mount Sinai School of Medicine and The Mount Sinai Medical Center in New York City, where he also serves as a Professor of Medicine and of Geriatrics and Adult Development. Before joining Mount Sinai in 1988, Dr. Rowe was Professor of Medicine and the founding Director of the Division on Aging at Harvard Medical School and Chief of Gerontology at Beth Israel Hospital. He has authored over 200 scientific publications, most of them concerning the basic biology and physiology of the aging process, as well as several textbooks on geriatric medicine. Since 1985, Dr. Rowe has been a director of the MacArthur Foundation Research Network on Successful Aging. From 1987 to 1993, Dr. Rowe served on the Board of Governors of the American Board of Internal Medicine. Since 1989, Dr. Rowe has been a member of the Institute of Medicine of the National Academy of Sciences and Chair, Council on Biomedical Research and Development of the New York Academy of Medicine. Dr. Rowe has been a participant and a member of numerous medical committees and advisory panels and is the recipient of many awards and honors within the medical community.

         Udi Toledano has been a director of the Company since April 1995. Mr. Toledano has been the President of Andromeda Enterprises, Inc., a private investment company, since December 1993 and Chairman of the Board of Alyn Corporation, a manufacturer of advanced materials, since January 1997. Since May 1996, Mr. Toledano has served as a director of HumaScan Inc., a manufacturer of medical devices. Mr. Toledano was the President of CR Capital Inc., a private investment company, from 1983 to December 1993. Mr. Toledano has been a director of Universal Stainless & Alloy Products, Inc., a manufacturer of specialty steel products since July 1994, and a director of Pudgie's Chicken, Inc., a national fast food chain, since January 1993.

         Richard Weiner has been a director of the Company since March 1997. Mr. Wiener has been a partner of Stern, Wiener & Levy LLP, a New York City law firm since 1980 and since 1980, he has served as Secretary and a director of Barclay Optical Companies, a franchise of Cohen Fashion Optical.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Executive officers are elected by the Board of Directors to hold office for such term as may be prescribed by the Board of Directors.

Committees

         The Board of Directors of the Company has an Executive Committee, Audit Committee, Compensation Committee and Stock Option Committee. During the fiscal year ended December 31, 1996, each director in office during such fiscal year attended not less than 75% of the aggregate number of meetings of the Board of Directors and of meetings of the committee of the Board on which he served, except that Mr. Adler did not attend the sole meeting of the Audit Committee. The Board of Directors held three meetings during the fiscal year ended December 31, 1996.

         The Executive Committee, established in September 1995, currently consists of Messrs. Mendelsohn, Chapman and Toledano. The Executive Committee has all the powers of the Company's Board of Directors except that it is not authorized to amend the Company's Certificate of Incorporation, declare any dividends or issue shares of the capital stock of the Company. The Executive Committee met five times during the fiscal year ended December 31, 1996, with all members of the Committee in attendance.

         The Audit Committee, established in October 1995, currently consists of Mr. Toledano, as Chairman, and Messrs. Adler, Chapman, Escandon and Keane and Dr. Rowe. The Audit Committee reviews with the Company's independent accountants the scope and timing of their audit services, any other services they are asked to perform, the report of independent accountants on the Company's financial statements following completion of their audit and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes an annual recommendation to the Board of Directors concerning the appointment of independent accountants for the ensuing year. The Audit Committee met one time during the fiscal year ended December 31, 1996 with all members of the Committee in attendance except for Mr. Adler.

         The Compensation Committee, established in October 1995, currently consists of Mr. Escandon, as Chairman, and Messrs. Adler, Keane and Mendelsohn. The Compensation Committee reviews the compensation and benefits of all officers of the Company and makes recommendations to the Board of Directors, reviews general policy matters relating to compensation and benefits of employees of the Company. Prior to the formation of the Stock Option Committee in March 1997, the Compensation Committee also administered the 1995 Stock Incentive Plan (the "1995 Plan"). The Compensation Committee met three times during the fiscal year ended December 31, 1996 with all members of the Committee in attendance.

         The Stock Option Committee, established in March 1997, currently consists of Mr. Escandon, as Chairman, and Messrs. Adler and Keane. The Committee reviews the stock option benefits of all officers of the Company and other participants in the plan and makes recommendations to the Board of Directors, reviews general policy matters relating to stock options proposed to be granted to employees of the Company and administers the 1995 Plan. The Stock Option Committee has not held a meeting to date.

         In March 1997, the Board of Directors authorized the formation of the Scientific Advisory Board to be chaired by Dr. Rowe. See "Certain Transactions."

Section 16(a) Beneficial Ownership Reporting Compliance

         To the Company's knowledge, the Company's directors, officers and beneficial owners of ten percent or more of the Company's Common Stock are in compliance with the reporting requirements of Section 16(a) under the Securities Exchange Act of 1934, as amended except for a late filing of a Form 3 by Richard
N. Wiener.

Item 10.   Executive Compensation

         The following table summarizes the compensation earned by or paid to the Company's current President and Chief Executive Officer and the Company's two most highly compensated executive officers for 1995 and 1996. None of the persons listed on the table were employees of the Company in 1994. No other person received in excess of $100,000 of compensation from the Company during 1996.

                           SUMMARY COMPENSATION TABLE

                                                                      Annual                           Long-Term
                                                                   Compensation                      Compensation
                                                   ----------------------------------------------    ------------
Name and Principal Position             Year       Salary ($)        Bonus ($)       Other Annual
---------------------------             ----       ----------        ---------       ------------       Options
                                                                                    Compensation($)       (#)
                                                                                    ---------------      ------
Max L. Mendelsohn, President and        1996        $150,001(1)          --            23,368(2)           --
Chief Executive Officer (1)             1995        $ 50,193(3)          --               --             65,000

Cornel C. Spiegler, Chief Financial     1996           $131,144          --               --               --
Officer and Vice                        1995           $ 31,250      $25,000(4)           --             36,000
President--Administration

Pieter J. Groenewoud, Vice              1996           $107,827          --               --               --
President--Product Development          1995           $ 21,808          --               --             25,000

-----------------------

(1) The salary excludes $28,558 that was earned by Mr. Mendelsohn in 1995 and paid to him in 1996.

(2) Represents life insurance and long-term disability insurance along with gross-up tax payments with respect to such insurance payments in the amount of $17,895 for 1996 and $5,473 paid in 1996 for life insurance and related gross-up tax payments paid for premiums in 1997.

(3) Mr. Mendelsohn has served as President and Chief Executive Officer of the Company since September 1995. The salary includes $28,558 that was earned by Mr. Mendelsohn in 1995 and paid to him in 1996.

(4) Bonus earned in 1995 and paid in 1996.

         The following table sets forth information with respect to unexercised stock options held at December 31, 1996 by the persons named in the Summary Compensation Table. There were no exercises of options to purchase the Common Stock by such individuals during the fiscal year ended December 31, 1996.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES


                                        Number of Unexercised                Value of Unexercised
                                           Options Held at                 in-the-Money Options at
                                           Fiscal Year End(#)               Fiscal Year End($)(1)
                                       -------------------------           ------------------------
Name                                Exercisable      Unexercisable      Exercisable      Unexercisable
----                                -----------      -------------      -----------      -------------
Max L. Mendelsohn............         28,889            36,111               0                 0
Cornel C. Spiegler...........         15,000            21,000               0                 0
Pieter J. Groenewoud.........         10,417            25,583               0                 0

(1) Computed based on the difference between the closing bid price per share of the Common Stock of $6.75 on December 31, 1996 and the exercise price.

Employment Agreements

         Max L. Mendelsohn, Pieter J. Groenewoud and Cornel C. Spiegler have entered into three-year employment agreements with the Company for the position of President and Chief Executive Officer; Vice President, Product Development; and Chief Financial Officer and Vice President--Administration; respectively. Mr. Mendelsohn's, Mr. Groenewoud's and Mr. Spiegler's employment agreements provide for a base annual salary of $150,000, $90,000 and $125,000, respectively, which may be increased annually at the discretion of the Board of Directors, as well as stock options and a customary benefits package. Under Mr. Mendelsohn's employment agreement, he may be eligible for a performance-based bonus equal to $30,000 which amount was not earned in 1996.

         At the Company's option, the term of each of Messrs. Mendelsohn's, Groenewoud's and Spiegler's employment agreement may be extended for one additional year. The employment agreements of Messrs. Mendelsohn, Groenewoud and Spiegler prohibit them from (i) competing with the Company for one year following termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner. If one of those employees is discharged without cause (as defined in such employee's agreement), the Company shall continue to pay such employee at his then current salary for the longer of six months or the remainder of the agreed upon employment period.

         In connection with his employment agreement, the Company granted Mr. Mendelsohn an option to purchase 12,500 shares of Common Stock at $5.75 per share and granted to him in December 1995 an additional option to purchase 52,500 shares of Common Stock at $8.50 per share. The options vest in equal monthly installments on the last day of each month occurring in the 36-month period beginning September 1, 1995, subject to Mr. Mendelsohn's continued employment. The options will become fully vested if Mr. Mendelsohn's employment is terminated under certain circumstances, including a termination by the Company without cause.

         In December 1995, in connection with his employment agreement, the Company granted Mr. Groenewoud an option to purchase 25,000 shares of Common Stock at $8.50 per share. One-third of the option vested on October 1, 1996 and the remaining two-thirds vests in monthly installments over the 24-month period beginning on October 1, 1996, in each case based on Mr. Groenewoud's continued employment during that time.

         In connection with his employment agreement, in December 1995 the Company granted Mr. Spiegler an option to purchase 36,000 shares of Common Stock at $8.50 per share. One-third of the option vested on September 27, 1996 and the remaining two-thirds vests in monthly installments over the 24-month period beginning on September 27, 1996, in each case based on Mr. Spiegler's continued employment during that time.

         At various times during 1996 and 1997, Joseph Storella, Marc Feinberg, Mitchell Goldberg and Seymour Hyden entered into three-year employment agreements with the Company for the position of Vice President-Operations; Vice President-Quality Assurance and Regulatory Affairs; Vice President-Sales and Marketing; and Vice President-Scientific and Technical Affairs; respectively. Messrs. Storella's, Feinberg's and Goldberg's and Dr. Hyden's employment agreements provide for a base annual salary of $130,000, $130,000, $110,000 and $130,000, respectively, which may be increased annually at the discretion of the Board of Directors, as well as stock options and a customary benefits package. Under Mr. Goldberg's employment agreement, he received a sign-on bonus of $10,000. In addition, he may be eligible for certain performance-based bonuses in 1997 in the amount of $5,000 per quarter in the event that the Company reaches certain projected sales goals, which amount shall be proportionally increased in the event that such goals are exceeded and $10,000 per quarter in 1998 in the event that such projections are met.

         The term of each of Messrs. Storella's, Feinberg's and Goldberg's and Dr. Hyden's employment agreement may be extended. The employment agreements of Messrs. Storella, Feinberg and Goldberg and Dr. Hyden prohibit them from (i) competing with the Company for one year following termination of employment with the Company and (ii) disclosing confidential information or trade secrets in any unauthorized manner. If Mr. Goldberg is discharged without cause (as defined in his agreement), the Company shall continue to pay Mr. Goldberg his then current salary for the lesser of six months or the remainder of the agreed upon employment period. If Messrs. Storella or Feinberg or Dr. Hyden is discharged without cause (as defined in such employee's agreement), the Company shall continue to pay such employee his then current salary for a period of six months.

         In 1996, in connection with his employment agreement, the Company granted Mr. Storella an option to purchase 36,000 shares of Common Stock at $9.13 per share. One-third of the option vests on May 20, 1997 and the remaining two-thirds vests in monthly installments over the 24-month period beginning on May 20, 1997, in each case based on Mr. Storella's continued employment during that time.

         In 1996, in connection with his employment agreement, the Company granted Mr. Feinberg an option to purchase 36,000 shares of Common Stock at $8.38 per share. One-third of the option vests on October 14, 1997 and the remaining two-thirds vests in monthly installments over the 24-month period beginning on October 14, 1997, in each case based on Mr. Feinberg's continued employment during that time.

         In 1997, in connection with his employment agreement, the Company granted Mr. Goldberg an option to purchase 36,000 shares of Common Stock at $8.50 per share. One-third of the option vests on March 17, 1998 and the remaining two-thirds vests in monthly installments over the 24-month period beginning on March 17, 1998, in each case based on Mr. Goldberg's continued employment during that time.

         In 1997, in connection with his employment agreement, the Company granted Dr. Hyden an option to purchase 36,000 shares of Common Stock at $8.25 per share. One-third of the option vests on March 31, 1998 and the remaining two-thirds vests in monthly installments over the 24-month period beginning on March 31, 1998, in each case based on Dr. Hyden's continued employment during that time.

Compensation of Directors

         Members of the Board of Directors of the Company received no annual remuneration for acting in that capacity during the fiscal year ended December 31, 1996. The Company's non-employee directors were paid $500 (plus reasonable expenses) for each attended meeting of the Board of Directors or committee thereof. Pursuant to the terms of the 1995 Plan, in June 1996 each of Keane and Dr. Rowe were granted options to purchase 10,000 shares of Common Stock at an exercise price of $10.50. The 1995 Plan was amended in March 1997 to provide that each person who is elected as a director at any time other then at an annual meeting of Stockholders shall be entitled to receive options to purchase 10,000 shares of Common Stock on the date of such election in lieu of the Director Options to be granted after the Company's next annual meeting. In accordance with such amendment, Mr. Weiner received options to purchase 10,000 shares of Common Stock at an exercise price of $8.50.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 28, 1997 (except as otherwise noted in the footnotes) regarding the beneficial ownership of the Company's Common Stock of: (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock; (ii) each director; (iii) each executive officer named in the Summary Compensation Table (see "Executive Compensation"); and (iv) all directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed.

                                                           Amount and Nature of
                                                         Beneficial Ownership of           Percentage of
     Name and Address of Beneficial Owner                     Common Stock                  Common Stock
     ------------------------------------                     ------------                  ------------
Frederick R. Adler(1)............................                 625,300                      14.5 %
   1520 South Ocean Boulevard
   Palm Beach, FL 33480

Philip R. Chapman(2).............................                       0                           *
   c/o Adler & Company
   100 First Stamford Place
   Stamford, CT 06902

Gary R. Dubin(3).................................                 527,876                      12.3 %
   4748 Tivoli Avenue
   Sarasota, FL 34235

Gary Escandon(4).................................               68,227(4)                       1.6 %
   c/o Alvaro P. Escandon, Inc.
   17 Prospect Street
   Highlands, NJ 07732

George F. Keane(5)...............................                  20,001                           *
   c/o The Common Fund
   450 Post Road East
   Westport, CT 06881


Max L. Mendelsohn(6).............................                 125,988                       2.9 %
   c/o Global Pharmaceutical Corporation
   Castor and Kensington Avenues
   Philadelphia, PA 19124

Merck KGaA(7)....................................                 250,000                       5.7 %
   Frankfurter Strasse 250
   D-64239
   Darmstadt, Germany

John W. Rowe, M.D.(8)............................                  20,001                           *
   c/o Mount Sinai Medical Center
   1 Gustave L. Levy Place
   New York, NY 10029

Udi Toledano(9)..................................                 198,425                       4.6 %
   545 Madison Avenue
   Suite 800
   New York, NY 10022

Richard Wiener...................................                       0                           *
   Stern, Wiener & Levy
   950 Third Avenue
   New York, NY  10022

Cornel Spiegler(10)..............................                  31,019                           *
   c/o Global Pharmaceutical Corporation
   Castor and Kensington Avenues
   Philadelphia, PA 19124

Pieter Groenewoud(11)............................                  17,602                           *
   c/o Global Pharmaceutical Corporation
   Castor and Kensington Avenues
   Philadelphia, PA 19124

All directors and executive officers as a group (10             1,106,563                      24.9 %
persons)(1)(2)(4)(5)(6)(8)(9)
(10)(11).........................................

-------------------------------
*  Less than one percent.

         (1) Includes 136,495 shares of Common Stock held by 1520 Partners, Ltd., a limited partnership of which Mr. Adler is the general partner. Mr. Adler may be deemed to be the beneficial owner of the shares of Common Stock held by 1520 Partners, Ltd., with respect to which shares Mr. Adler disclaims beneficial ownership. Also includes a warrant to purchase 17,500 shares of Common Stock which may be exercised within 60 days.

         (2) Does not include 50,000 shares of Common Stock owned by a limited partnership of which Mr. Chapman's wife is the sole general partner.

         (3) Includes 137,489 shares of Common Stock owned by the Dubin Family Trust for the benefit of Mr. Dubin's wife and grandchildren, with respect to which Mr. Dubin disclaims beneficial ownership.

         (4) Includes 7,500 shares of Common Stock owned by the Alvaro P. Escandon Inc. Money Purchase Pension Plan dated 12/1/80, with respect to which Mr. Escandon disclaims beneficial ownership. Also includes a warrant to purchase 3,500 shares of Common Stock which may be exercised within 60 days.

         (5) Consists of options immediately exercisable for 16,667 shares of Common Stock and options to purchase 3,334 Shares of Common Stock exercisable within 60 days.

         (6) Includes options to purchase 39,722 shares of Common Stock and a warrant to purchase 3,500 shares of Common Stock which may be exercised within 60 days.

         (7) Includes 100,000 shares of Common Stock currently exercisable pursuant to common stock purchase warrants but excludes a currently indeterminate number of shares of Common Stock underlying another series of common stock purchase warrants (the "Merck B Warrants") issued to Merck KGaA. The actual number of shares contingently issuable under the Merck B Warrants are to be based upon future gross profit of the Company arising from (i) an agreement between a subsidiary of Merck KGaA and the Company and (ii) other products mutually agreed to by the Company and Merck KGaA, but in no event in excess of 700,000 shares.

         (8) Consists of options immediately exercisable for 16,667 shares of Common Stock and options to purchase 3,334 shares of Common Stock exercisable within 60 days.

         (9) Includes 68,568 shares of Common Stock owned by Mr. Toledano's wife and 22,529 shares of Common Stock owned by a trust for the benefit of minor children, all of which shares Mr. Toledano disclaims beneficial ownership. Also includes warrants to purchase 14,000 shares of Common Stock exercisable within 60 days.

         (10) Includes options to purchase 21,000 shares and a warrant to purchase 3,500 shares of Common Stock which may be exercised within 60 days.

         (11) Includes options to purchase 14,583 shares of Common Stock which may be exercised within 60 days.

Item 12. Certain Relationships and Related Transactions

Merck KGaA Relationship

         The Company has entered into agreements with Merck KGaA, a German corporation and a stockholder of the Company, and two of its indirect subsidiaries, Genpharm, Inc. ("Genpharm") and Dey Laboratories, Inc. ("Dey"), concerning the Company's serving as a secondary site manufacturer for a minimum of 30% of Genpharm's United States requirements of Ranitidine, the generic version of the brand name drug Zantac, and the distribution of certain of the Company's generic products through Dey. Merck KGaA owns 150,000 shares of Common Stock of the Company, holds warrants to acquire 100,000 shares and has the right to acquire warrants to purchase additional shares. See "Beneficial Ownership of Common Stock by Certain Stockholders and Management."

         In January 1997, the Company entered into an amendment to the Genpharm Agreement (the "Amendment"), pursuant to which the Company will package a minimum of 30% of Genpharm's United States Ranitidine 1 production requirements based on a five-year cost-plus and percentage of profits compensation arrangement following Genpharm's receipt of the requisite FDA Ranitidine approvals. In addition to the manufacture and distribution of Ranitidine, the Genpharm Agreement provides the Company with the opportunity to develop products with the assistance of Merck KGaA that are marketed outside the U.S.

         The Company paid legal fees in the amount of $5,789 to Stern, Wiener and Levy during 1996 in connection with the amendment to the Genpharm Agreement. Richard Wiener, a director of the Company, is a partner at Stern, Wiener & Levy.

Scientific Advisory Board

         In March 1997, the Board of Directors authorized the formation of a Scientific Advisory Board to be chaired by Dr. Rowe. As Chairman, Dr. Rowe will receive an initial stipend of $30,000 along with options to purchase 15,000 shares of Common Stock having an exercise price equal to the fair market value on the date of the grant. Dr. Rowe will also receive an annual grant of options to purchase 5,000 shares of Common Stock as well as option to purchase 1,000 shares of Common Stock for each meeting attended, with a maximum of four meetings per year. Each other member of the Scientific Advisory Board will receive options to purchase 2,000 shares of Common Stock on the date of joining the board, a stipend of $1,000 per meeting and a grant of options to purchase 750 shares of Common Stock for each meeting attended, with a maximum of four meetings per year.

Item 13. Exhibits, Lists and Reports on Form 8-K

         a) Exhibits

         Exhibit
         Number               Description of Document
         ------               -----------------------
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

         10.36 Letter Agreement, dated December 14, 1993, between Moty Hermon and Frederick R. Adler. (1)

         10.37 Form of Escrow Agreement by and among the Company, the Representative and Continental Stock Transfer and Trust Company. (1)

         10.38 Supply and Marketing Agreement by and between the Company and Caraco Supply and Pharmaceutical Laboratories Ltd. dated September 20, 1996. (2)

         10.39 Employment agreement by and between the Company and Marc M. Feinberg dated September 30, 1996. (2)

         10.40 Technical Collaboration Agreement by and between the Company and Genpharm Inc. dated January 8, 1997. (3)

         10.41 Employment agreement by and between the Company and Dr. Seymour Hyden dated February 7, 1997. (3)


         10.42 Employment agreement by and between the Company and Mitchell Goldberg dated March 13, 1997. (3)

         10.43 Employment agreement by and between the Company and Joseph Storella dated May 1, 1996.

         10.44 Revised employment agreement by and between the Company and Pieter Groenewoud dated May 10, 1996.

         11.1     Statement Regarding Computation of Earnings Per Share. (1)

         23.1     Consent of Price Waterhouse LLP. (1)

         27       Financial Data Schedule (3)

         99.1 Court Order issued May 25, 1993 by the United States District Court for the Eastern District of Pennsylvania against Richlyn Laboratories, Inc. (1)

     (1) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form SB-2 (File No. 33-99310-NY)

(2) Previously filed with the Commission as Exhibits to, and incorporated herein by referenced from, the Registrant's Quarterly Report on Form 10-QSB for the quarterly

(3) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrants Annual Report on Form 10-KSB for the year 1996.

         b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     GLOBAL PHARMACEUTICAL CORPORATION

                     By /s/ Max L. Mendelsohn
                        --------------------------------------------------------
                        Max L. Mendelsohn, President and Chief Executive Officer

                           Date April 29, 1997
                                --------------