Form 10QSB
period 1997-03-31
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1997-05-14
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________

                         Commission file number 0-27354

                        Global Pharmaceutical Corporation
                ------------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                               65-0403311
        ----------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

             Castor & Kensington Aves., Philadelphia, PA     19124-5694
--------------------------------------------------------------------------------
              (Address of principal executive offices)       (Zip Code)
                    Issuer's telephone number (215) 289-2220

                                 Not Applicable
        ----------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

                As of April 21, 1997, the number of shares outstanding of each of the issuer's classes of common equity was 4,286,871 shares of common stock ($0.01 par value).

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS



                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                                  BALANCE SHEET

                  (dollars in thousands, except per share data)



                                                                            March 31,           December 31,
                                                                              1997                  1996
                                                                             ------                ------
                                                                          (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.....................................       $     2,351          $     4,044
     Prepaid expenses and other....................................                66                   49
     Inventory.....................................................               141                   --
                                                                          -----------          -----------
          Total current assets.....................................             2,558                4,093
Property, plant and equipment, net.................................             4,295                4,135
Intangible assets .................................................             1,177                1,177
Deferred financing costs, net......................................                38                   35
                                                                          -----------          -----------
          Total assets.............................................       $     8,068          $     9,440
                                                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.............................       $        90          $        90
     Accounts payable..............................................               183                  383
     Accrued expenses..............................................               327                  419
                                                                          -----------          -----------
          Total current liabilities................................               600                  892
Long-term debt.....................................................             1,167                1,197
                                                                          -----------          -----------
                                                                                1,767                2,089
                                                                          -----------          -----------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 authorized,
        none issued................................................                --                   --
     Common stock, $.01 par value, 10,000,000 authorized and
        4,286,871 shares issued and outstanding....................                43                   43
     Additional paid-in capital....................................            19,407               19,407
     Deficit accumulated during the development stage..............           (13,149)             (12,099)
                                                                          -----------          -----------
          Total stockholders' equity ..............................             6,301                7,351
                                                                          -----------          -----------
          Total liabilities and stockholders' equity...............       $     8,068           $    9,440
                                                                          ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF OPERATIONS

                 (in thousands, except share and per share data)



                                                                        April 20, 1993
                                     Three months ended March 31,       (inception) to
                                     ----------------------------          March 31,
                                      1997               1996                 1997
                                     ------             ------          ----------------
General and administrative         $   1,199         $      833            $  12,347

Debt conversion expense                   --                 --                   47

Loss on sale of common stock
   and warrants                           --                 --                  938

Loss on sale of marketable
   securities                             --                 --                   50

Interest expense                          13                 12                  482


Interest income                          (42)              (128)                (417)


Other income                            (120)              (157)                (298)
                                  -----------        -----------          -----------
Net loss                           $  (1,050)        $     (560)           $ (13,149)
                                  ===========        ===========          ===========
Net loss per share                 $    (.24)        $     (.13)
                                  ===========        ===========
Weighted average
   common shares outstanding        4,286,871         4,218,882
                                  ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        (dollars and shares in thousands)

                                                                                                        Deficit
                                                                       Common stock                   accumulated        Total
                                                                  --------------------    Additional   during the    stockholders'
                                                                   Number of      Par      paid-in    development       equity
                                                                    shares       value     capital       stage         (deficit)
                                                                  -----------  -------   -----------  -----------    -------------
Issuance of common stock and common stock warrants:
     Inception (April 20, 1993) and stock and
        warrants issued for purchase of Richlyn
        facility (August 18, 1993).........................         1,217       $  12     $    42     $     --        $    54
     September 30, 1993 private placement..................           177           2         498           --            500
     December 15, 1993 sale of stock and warrants..........           356           4         996           --          1,000
     Stock issued for services rendered....................            27          --          75           --             75
     Warrants issued for services rendered.................            --          --           3           --              3
     Exercise of warrants..................................            71          --         250           --            250
Net loss...................................................            --          --          --       (1,040)        (1,040)
                                                                 --------      --------   --------    --------       --------
Balances at December 31, 1993..............................         1,848          18       1,864       (1,040)           842

Issuance of common stock:
     September 1, 1994 private placement...................            84           1         479           --            480
     Stock issued for services rendered....................            10          --          50           --             50
Net loss...................................................            --          --          --       (1,988)        (1,988)
                                                                 --------      --------   --------    --------       --------
Balances at December 31, 1994..............................         1,942          19       2,393       (3,028)          (616)
Issuance of common stock:
     Conversion of stockholder loans.......................           297           4       2,473           --          2,477
     Stock and warrants issued to Merck KGaA...............           150           1         299           --            300
     Sale of stock to Merck KGaA...........................            --          --         938           --            938
     Initial public offering...............................         1,650          16      11,472           --         11,488
Net loss...................................................            --          --          --       (4,463)        (4,463)
                                                                 --------      --------   --------    --------       --------
Balances at December 31, 1995..............................         4,039          40      17,575       (7,491)        10,124

Issuance of common stock for over-allotment exercise
 on January 29, 1996.......................................           248           3       1,832           --          1,835
Net loss...................................................            --          --          --       (4,608)        (4,608)
                                                                 --------      --------   --------    --------       --------
Balances at December 31, 1996..............................         4,287          43      19,407      (12,099)         7,351

Net loss...................................................            --          --          --       (1,050)        (1,050)
                                                                 --------      --------   --------    --------       --------
Balances at March 31, 1997.................................         4,287       $  43     $19,407     $(13,149)       $ 6,301
                                                                 ========      ========   ========    ========       ========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)


                                                                                                   April 20,
                                                                      Three months ended             1993
                                                                           March 31,             (inception)
                                                                      -------------------        to March 31,
                                                                      1997           1996            1997
                                                                      ----           ----            ----
Cash flows from operating activities:
     Net loss .................................................     $  (1,050)    $     (560)     $  (13,149)
     Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization.........................            90             53             743
         Expenses paid through issuance of common stock and
          warrants ............................................            --             --             128

         Loss on sale of common stock and warrants ............            --             --             938
         Loss on debt conversion...............................            --             --              47
         Loss on sale of marketable securities.................            --             --              50
         Change in assets and liabilities:
              Decrease due from/to related party...............            --              2              --
              (Increase) in prepaid expenses and other assets..           (20)          (137)            (65)
              (Increase) in inventory.........................           (141)            --            (141)
              Decrease in note receivable from stockholders....            --             --             264
              (Decrease) in accounts payable and accrued
                expenses ......................................          (293)          (522)           (129)
                                                                  -----------     ----------      ----------
                  Net cash used for operating activities.......        (1,414)        (1,164)        (11,314)
                                                                  -----------     ----------      ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment................          (249)          (389)         (4,035)
     Sales (purchases) of marketable securities................            --             --             (50)
                                                                  -----------     ----------      ----------
                  Net cash used for investing activities.......          (249)          (389)         (4,085)
                                                                  -----------     ----------      ----------
Cash flows from financing activities:
     Long-term debt:
         Borrowings............................................            --             --           1,596
         Payments..............................................           (30)           (94)           (387)
         Payment of financing costs............................            --             --             (40)
     Long-term debt, related party:
         Borrowings ...........................................            --             --           2,755
         Payments..............................................            --             --          (1,777)
     Issuance of common stock and warrants:
         September 30, 1993 private placement..................            --             --             500
         December 15, 1993 sale of stock and warrants .........            --             --           1,000
         September 1, 1994 private placement...................            --             --             480
         November 8, 1995 stock and warrants issued to Merck KA            --             --             300
         December 19, 1995 initial public offering ............            --             --          11,488
         January 29, 1996 sale of common stock.................            --          1,835           1,835
                                                                  -----------     ----------      ----------
                  Net cash provided by financing activities....           (30)         1,741          17,750
                                                                  -----------     ----------      ----------
Net increase (decrease) in cash and cash equivalents...........        (1,693)           188           2,351
Cash and cash equivalents, beginning of period.................         4,044          9,518             --
                                                                  -----------     ----------      ----------
Cash and cash equivalents, end of period.......................   $     2,351     $    9,706      $    2,351
                                                                  ===========     ==========      ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest....................................   $        13     $       14      $      410
                                                                  ===========     ==========      ==========




   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                               Three Months Ended
                        March 31, 1997 and March 31, 1996

         Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations expected for the year ending December 31, 1997.

         In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company has generated no revenues to date and, from inception until March 31, 1997, the Company accumulated a deficit of $13,149,000.

         Since its inception, the Company has devoted substantially all of its efforts to improving and renovating its manufacturing plant, equipment and certain related assets (the "Facility"), establishing policies and procedures to bring the Facility into compliance with Current Good Manufacturing Practices, and obtaining all government approvals necessary to begin operating the Facility. The Facility is not currently operating; however, the Company believes it will receive necessary approvals in order to begin selling one or more generic products in 1997, although there can be no assurance such approvals will be obtained in 1997, or at all. Accordingly, the Company is considered a development stage company as defined in Financial Accounting Standards No. 7.

         In February 1997, Food and Drug Administration ("FDA") approved independent consultants recertified the manufacturing facility for final FDA site review. On May 7, 1997 the Company announced that it has discussed with senior officials of the FDA's Philadelphia District Office the most recent inspection conducted by the FDA, in connection with the Company's continuing efforts to obtain FDA certification of its plant manufacturing area and processes. In addition, the Company has discussed with FDA a number of procedural and other initiatives it has undertaken to better assure compliance with FDA regulatory requirements. The FDA has advised the Company that an inspection to verify the effectiveness of these initiatives is necessary to its determination that the Company complies with applicable regulatory requirements. This inspection is scheduled for mid-May 1997.

         The Company's net loss for the three months ended March 31, 1997 was $1,050,000 as compared to $560,000 in the same period in 1996.

         General and administrative expenses were $1,199,000 in the quarter ended March 31, 1997, as compared to $833,000 during the same period in 1996 due primarily to increased payroll costs resulting from hiring of personnel necessary to support the Company's infrastructure and anticipated FDA certification.

         Interest income was $42,000 for the quarter ended March 31, 1997, as compared to interest income of $128,000 during the quarter ended March 31, 1996, due to a decrease in short term investments.

         Other income of $120,000 generated during the quarter ended March 31, 1997 was due primarily to an amount received from a supplier for a claim filed by the Company in 1996 relating to unacceptable materials purchased from the supplier.

Liquidity and Capital Resources

         On December 19, 1995, the Company completed its initial public offering ("IPO") of common stocks, in which 1,650,000 shares of common stock were sold by the Company for net proceeds of $11,488,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, upon the exercise of the underwriters' over-allotment option for net proceeds to the Company of $1,835,000.

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

         The Company has expended, and will continue to expend funds to purchase production and laboratory equipment and to develop its manufacturing, sales and marketing, and product development capabilities. The Company will require additional funds in 1997 for these purposes and to continue as a development stage company. Additional funds are expected to be raised through subsequent equity or debt financings, collaborative arrangements with corporate partners, or through other sources. The Company's failure to obtain sufficient financing, to obtain necessary FDA and government approvals, or to produce and sell sufficient quantities of its products, would adversely affect its cash flows and operating and development plans.

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

                                 GLOBAL PHARMACEUTICAL CORPORATION


                                 By: /s/ MAX L. MENDELSOHN
                                 ----------------------------------------------
                                     President and Chief Executive Officer
                                    (Principal Executive Officer)

                                 By: /s/ CORNEL C. SPIEGLER
                                 ----------------------------------------------
                                   Chief Financial Officer,
                                   Vice President--Administration
                                   (Principal Financial and Accounting Officer)
                                       8