Form 10QSB
period 1997-06-30
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1997-08-19
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                                 -------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------
                        Global Pharmaceutical Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                    65-0403311
 ------------------------------                       -------------------
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

     As of July 31, 1997, the number of shares outstanding of each of the issuer's classes of common equity was 4,286,871 shares of common stock ($0.01 par value).

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS



                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                                  BALANCE SHEET

                  (dollars in thousands, except per share data)



                                                              June 30,      December 31,
                                                                1997            1996
                                                              --------      ------------
                                                             (unaudited)

ASSETS
Current assets:
     Cash and cash equivalents .............................   $    965    $  4,044

     Prepaid expenses and other ............................         68          49


     Inventory .............................................        112        --
                                                               --------    --------

          Total current assets .............................      1,145       4,093

Property, plant and equipment, net .........................      4,245       4,135

Intangible assets ..........................................      1,177       1,177

Deferred financing costs, net ..............................         36          35
                                                               --------    --------


          Total assets .....................................   $  6,603    $  9,440
                                                               ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Current portion of long-term debt .....................   $     90    $     90

     Accounts payable ......................................        127         383

     Accrued expenses ......................................        330         419
                                                               --------    --------

          Total current liabilities ........................        547         892

Long-term debt .............................................      1,152       1,197
                                                               --------    --------

                                                                  1,699       2,089
                                                               --------    --------

Commitments and contingencies

Stockholders' equity :
     Preferred stock, $.01 par value, 2,000,000 authorized,
        none issued ........................................       --          --
     Common stock, $.01 par value, 10,000,000 authorized and
        4,286,871 shares issued and outstanding ............         43          43

     Additional paid-in capital ............................     19,407      19,407
     Deficit accumulated during the development stage ......    (14,546)    (12,099)
                                                               --------    --------
          Total stockholders' equity .......................      4,904       7,351
                                                               --------    --------

          Total liabilities and stockholders' equity .......   $  6,603    $  9,440
                                                               ========    ========





   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF OPERATIONS

             (dollars in thousands, except share and per share data)



                                                                                        April 20, 1993
                              Three Months Ended June 30,    Six Months Ended June 30,  (inception) to
                              ---------------------------    -------------------------     June 30
                                  1997           1996            1997          1996          1997
                              -----------    -----------    -----------    -----------    -----------

General and administrative    $     1,411    $     1,239    $     2,610    $     2,072    $    13,758

Debt conversion expense ...          --             --             --             --               47

Loss on sale of common
      stock and warrants ..          --             --             --             --              938

Loss on sale of marketable
      securities ..........          --             --             --             --               50

Interest expense ..........             7              8             20             20            489


Interest income ...........           (21)           (92)           (63)          (220)          (438)


Other income ..............          --               (1)          (120)          (158)          (298)
                              -----------    -----------    -----------    -----------    -----------


Net profit (loss) .........   $    (1,397)   $    (1,154)   $    (2,447)   $    (1,714)   $   (14,546)
                              ===========    ===========    ===========    ===========    ===========



Net profit (loss) per share   $      (.33)   $      (.27)   $      (.57)   $      (.40)
                              ===========    ===========    ===========    ===========

Weighted average common
       shares outstanding ..    4,286,871      4,286,871      4,286,871      4,252,877
                              ===========    ===========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        (dollars and shares in thousands)

                                                                                                           Deficit
                                                                                                         accumulated       Total
                                                                          Common stock      Additional    during the   stockholders'
                                                                     Number of     Par        paid-in    development       equity
                                                                       shares     value       capital        stage        (deficit)
                                                                    --------      --------      --------     --------      --------
Issuance of common stock and common stock warrants:
     Inception (April 20, 1993) and stock and
        warrants issued for purchase of Richlyn
        facility (August 18, 1993) ............................        1,217      $     12      $     42     $   --        $     54
     September 30, 1993 private placement .....................          177             2           498         --             500
     December 15, 1993 sale of stock and warrants .............          356             4           996         --           1,000
     Stock issued for services rendered .......................           27          --              75         --              75
     Warrants issued for services rendered ....................         --            --               3         --               3
     Exercise of warrants .....................................           71          --             250         --             250
Net loss ......................................................         --            --            --         (1,040)       (1,040)
                                                                    --------      --------      --------     --------      --------
Balances at December 31, 1993 .................................        1,848            18         1,864       (1,040)          842


Issuance of common stock:
     September 1, 1994 private placement ......................           84             1           479         --             480
     Stock issued for services rendered .......................           10          --              50         --              50
Net loss ......................................................         --            --            --         (1,988)       (1,988)
                                                                    --------      --------      --------     --------      --------
Balances at December 31, 1994 .................................        1,942            19         2,393       (3,028)         (616)
Issuance of common stock:
     Conversion of stockholder loans ..........................          297             4         2,473         --           2,477
     Stock and warrants issued to Merck KGaA ..................          150             1           299         --             300
     Sale of stock to Merck KGaA ..............................         --            --             938         --             938
     Initial public offering ..................................        1,650            16        11,472         --          11,488
Net loss ......................................................         --            --            --         (4,463)       (4,463)
                                                                    --------      --------      --------     --------      --------
Balances at December 31, 1995 .................................        4,039            40        17,575       (7,491)       10,124
                                                                    --------      --------      --------     --------      --------

Issuance of common stock for over-allotment exercise
on January 29, 1996 ...........................................          248             3         1,832         --           1,835
Net loss ......................................................         --            --            --         (4,608)       (4,608)
                                                                    --------      --------      --------     --------      --------
Balances at December 31, 1996 .................................        4,287            43        19,407      (12,099)
                                                                                                                              7,351
Net loss ......................................................         --            --            --         (2,447)       (2,447)
                                                                    --------      --------      --------     --------      --------
Balances at June 30, 1997 .....................................        4,287      $     43      $ 19,407     $(14,546)     $  4,904
                                                                    ========      ========      ========     ========      ========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)


                                                                                                               April 20,
                                                                                Six months ended                 1993
                                                                                     June 30,                (inception)
                                                                                ----------------              to June 30,
                                                                              1997              1996             1997
                                                                            --------          --------          --------
Cash flows from operating activities:
     Net loss ........................................................      $ (2,447)         $ (1,714)         $(14,546)
     Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization ...............................           191               110               844
         Expenses paid through issuance of common stock and
         warrants ....................................................          --                --
                                                                                                                     128
         Loss on sale of common stock and warrants ...................          --                --                 938
         Loss on debt conversion .....................................          --                --                  47
         Loss on sale of marketable securities .......................          --                --                  50
         Change in assets and liabilities:
              Decrease due from/to related party .....................          --                   2              --
              (Increase) in prepaid expenses and other assets ........           (20)              (84)              (65)
              (Increase) in inventory ................................          (112)             --                (112)
              Decrease in note receivable from stockholders ..........          --                --                 264
              Increase (decrease) in accounts payable and
              accrued expenses .......................................          (345)             (390)             (181)
                                                                            --------          --------          --------

                  Net cash used for operating activities .............        (2,733)           (2,076)          (12,633)
                                                                            --------          --------          --------
Cash flows from investing activities:
     Purchases of property, plant and equipment ......................          (301)             (809)           (4,087)
     Sales (purchases) of marketable securities ......................          --                --                 (50)
                                                                            --------          --------          --------
                  Net cash used for investing activities .............          (301)             (809)           (4,137)
                                                                            --------          --------          --------
Cash flows from financing activities:
     Long-term debt:
         Borrowings ..................................................          --                --               1,596
         Payments ....................................................           (45)             (131)             (402)
         Payment of financing costs ..................................          --                --                 (40)
     Long-term debt, related party:
         Borrowings ..................................................          --                --               2,755
         Payments ....................................................          --                --              (1,777)
     Issuance of common stock and warrants:
         September 30, 1993 private placement ........................          --                --                 500
         December 15, 1993 sale of stock and warrants ................          --                --               1,000
         September 1, 1994 private placement .........................          --                --                 480
         November  8, 1995 stock and  warrants  issued to Merck  KA...          --                --                 300
         December 19, 1995 initial public offering ...................          --                --              11,488
         January 29, 1996 sale of common stock .......................          --               1,835             1,835
                                                                            --------          --------          --------
                  Net cash provided by financing activities ..........           (45)            1,704            17,735
                                                                            --------          --------          --------
Net increase (decrease) in cash and cash equivalents .................        (3,079)           (1,181)              965
Cash and cash equivalents, beginning of period .......................         4,044             9,518              --
                                                                            --------          --------          --------
Cash and cash equivalents, end of period .............................      $    965          $  8,337          $    965
                                                                            ========          ========          ========
Supplemental disclosure of cash flow information:
     Cash paid for interest ..........................................      $     20          $     20          $    417
                                                                            ========          ========          ========








   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                Six Months Ended
                         June 30, 1997 and June 30, 1996

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

         Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results of operations expected for the year ending December 31, 1997.

         In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company has generated no revenues to date and, from inception until June 30, 1997, the Company accumulated a deficit of $14,546,000.

         Since its inception, the Company has devoted substantially all of its efforts to improving and renovating its manufacturing plant, equipment and certain related assets (the "Facility"), establishing policies and procedures to bring the Facility into compliance with Current Good Manufacturing Practices, and obtaining all government approvals necessary to begin operating the Facility. The Facility was not in operation during the six months ended June 30, 1997. The Company received on July 14, 1997 written notification from the United States Food and Drug Administration ("FDA") indicating the Company's compliance with Current Good Manufacturing Practices in the production of drugs at its Facility in Philadelphia, PA. On August 6, 1997 the Company received approval from the United States Drug Enforcement Agency ("DEA") licensing Global to manufacture products in Classes II through V, thereby allowing the Company to implement its niche strategy relating to controlled substances. The Company will not start shipping its manufacturing products until the fourth quarter of 1997 and accordingly, Global is considered a development stage company as defined in Financial Accounting Standards No. 7.

     The Company's net loss for the three months ended June 30, 1997 was $1,397,000 as compared to $1,154,000 in the same period in 1996.

     General and administrative expenses were $1,411,000 in the quarter ended June 30, 1997, as compared to $1,239,000 during the same period in 1996 due primarily to increased payroll costs resulting from hiring of personnel necessary to support the Company's infrastructure and recent FDA certification.

     Interest income was $21,000 for the quarter ended June 30, 1997, as compared to interest income of $92,000 during the quarter ended June 30, 1996, due to a decrease in short term investments.

     The Company's net loss for the six months ended June 30, 1997 was $2,447,000 as compared to $1,714,000 in the same period in 1996.

     General and administrative expenses were $2,610,000 in the six months ended June 30, 1997, as compared to $2,072,000 during the same period in 1996 due primarily to increased payroll costs resulting from hiring of personnel necessary to support the Company's infrastructure and recent FDA certification.

     Interest income was $63,000 for the six months ended June 30, 1997, as compared to interest income of $220,000 during the same period in 1996, due to a decrease in short term investments.

     Other income of $120,000 generated during the six months ended June 30, 1997 was due primarily to an amount received from a supplier for a claim filed by the Company in 1996 relating to unacceptable materials purchased from the supplier.

Liquidity and Capital Resources

     On December 19, 1995, the Company completed its initial public offering ("IPO") of common stock, in which 1,650,000 shares of common stock were sold by the Company for net proceeds of $11,488,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, upon the exercise of the underwriters' over-allotment option for net proceeds to the Company of $1,835,000.

     On July 29, 1997 the Company received a $758,000 loan from the Pennsylvania Industrial Development Authority ("PIDA") at 3.75% annually fixed for 15 years and a $350,000 loan from the Delaware River Port Authority ("DRPA") via the Philadelphia Industrial Development Corporation ("PIDC") at 5% annually fixed for 10 years. Both loans funded monies previously spent on capital projects and are secured by land, building and building improvements.

     The PIDA and DRPA/PIDC loans contain certain financial covenants which are not effective until the Company commences operations. A portion of the loans' proceeds was invested in interest bearing Certificates of Deposit owned by the Company and pledged as additional collateral for these loans.

     The Company has expended, and will continue to expend funds to purchase production and laboratory equipment and to develop its manufacturing, sales and marketing, and product development capabilities. The Company will require additional funds in 1997 and 1998 for these purposes. Additional funds are expected to be raised through subsequent equity or debt financings, collaborative arrangements with corporate partners, or through other sources.

     The Company is in the process of completing an initial closing of $1.2 million of its Series A Convertible Preferred Stock. The sale, which includes an investment of an aggregate of $675,000 by certain officers and directors of the Company, is part of a private placement by Global of up to $6 million of Series A Preferred Stock. The Preferred Stock is convertible into Global common stock at a predetermined formula, subject to certain antidilution provisions afforded the investors.

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

              GLOBAL PHARMACEUTICAL CORPORATION


              By: /s/ MAX L. MENDELSOHN
                  --------------------------------------
                   President and Chief Executive Officer    (Principal Executive
                                                                  Officer)

              By: /s/ CORNEL C. SPIEGLER
                  --------------------------------------
                  Chief Financial Officer,                  (Principal Financial
                  Vice President--Administration                and Accounting
                                                                   Officer)