Form 10QSB
period 1997-09-30
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1997-11-12
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                               ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------

                        Global Pharmaceutical Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                    65-0403311
      ---------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

             Castor & Kensington Aves., Philadelphia, PA 19124-5694
            -------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)
                    Issuer's telephone number (215) 289-2220
                                              --------------

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         As of October 31, 1997, the number of shares outstanding of each of the issuer's classes of common equity was 4,286,871 shares of common stock ($0.01 par value).

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS



                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                                  BALANCE SHEET

                  (dollars in thousands, except per share data)


                                                                      September 30         December 31,
                                                                          1997                 1996
                                                                          ----                 ----
                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .............................           $  2,124            $  4,044
     Prepaid expenses and other ............................                148                  49
     Inventory .............................................                 55                  --
                                                                       --------            --------
          Total current assets .............................              2,327               4,093
Property, plant and equipment, net .........................              4,157               4,135
Intangible assets ..........................................              1,177               1,177
Deferred financing costs, net ..............................                 33                  35
                                                                       --------            --------
          Total assets .....................................           $  7,694            $  9,440
                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt .....................           $    184            $     90
     Accounts payable ......................................                338                 383
     Accrued expenses ......................................                429                 419
                                                                       --------            --------
          Total current liabilities ........................                951                 892
Long-term debt .............................................              2,138               1,197
                                                                       --------            --------
                                                                          3,089               2,089
                                                                       --------            --------
Series A Mandatorily redeemable convertible preferred stock:
  1,335 shares outstanding at September 30, 1997, $.01 par
     value redeemable at $100 per share ....................              1,335                 -0-


Stockholders' equity :
     Preferred stock, $.01 par value, 2,000,000 authorized,
        60,000 approved and 1,335 shares  issued ...........               --                  --
     Common stock, $.01 par value, 10,000,000 authorized and
        4,286,871 shares issued and outstanding ............                 43                  43
     Additional paid-in capital ............................             19,330              19,407
     Deficit accumulated during the development stage ......            (16,103)            (12,099)
                                                                       --------            --------
          Total stockholders' equity .......................              3,270               7,351
                                                                       --------            --------
          Total liabilities and stockholders' equity .......           $  7,694            $  9,440
                                                                       ========            ========

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF OPERATIONS

             (dollars in thousands, except share and per share data)


                                          Three Months Ended                   Nine Months Ended              April 20, 1993
                                          ------------------                   -----------------              (inception) to
                                             September 30,                        September 30,                 September 30,
                                             ------------                         ------------                  ------------
                                       1997               1996               1997             1996                 1997
                                       ----               ----               ----             ----                 ----
General and administrative       $     1,556        $     1,409        $     4,166        $     3,481        $    15,314

Debt conversion expense                 --                 --                 --                 --                   47

Loss on sale of common
      stock and warrants                --                 --                 --                 --                  938

Loss on sale of marketable
      securities                        --                 --                 --                 --                   50

Interest expense                          19                 10                 39                 30                508

Interest income                          (17)               (92)               (80)              (312)              (455)

Other income                              (1)               (15)              (121)              (173)              (299)
                                 -----------        -----------        -----------        -----------        -----------
Net loss                         $    (1,557)       $    (1,312)       $    (4,004)       $    (3,026)       $   (16,103)

Less: Imputed dividend on
preferred stock                         (274)              --                 (274)              --                 (274)
                                 -----------        -----------        -----------        -----------        -----------
Net loss applicable to
common stock                     $    (1,831)       $    (1,312)       $    (4,278)       $    (3,026)       $   (16,377)
                                 ===========        ===========        ===========        ===========        ===========

Net loss per share               $     *(.43)       $      (.31)       $    *(1.00)       $      (.71)
                                 ===========        ===========        ===========        ===========
Weighted average common
       shares outstanding          4,286,871          4,286,871          4,286,871          4,264,291
                                 ===========        ===========        ===========        ===========

* The net loss per share for the three months ended September 30, 1997 and the nine months ended September 1997 includes a Preferred Stock Dividend of $274,125 ($.06 per share for the three months and the nine months ended September 30, 1997) representing the difference between the $5.00 per share conversion feature and the market value of the Common Stock on the date of the Series A Convertible Preferred Stock closings held on August 19, 1997 and on September 24, 1997, respectively.


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        (dollars and shares in thousands)

                                                                                                         Deficit
                                                                   Common stock                         accumulated        Total
                                                                   ------------          Additional     during the     stockholders'
                                                             Number of         Par        paid-in       development       equity
                                                              shares          value       capital          stage         (deficit)
                                                              ------          -----       -------          -----         ---------
Issuance of common stock and common stock warrants:
     Inception (April 20, 1993) and stock and
        warrants issued for purchase of Richlyn
        facility (August 18, 1993) .................          1,217       $     12       $     42        $     --          $   54
     September 30, 1993 private placement ..........            177              2            498              --             500
     December 15, 1993 sale of stock and warrants ..            356              4            996              --           1,000
     Stock issued for services rendered ............             27             --             75              --              75
     Warrants issued for services rendered .........             --             --              3              --               3
     Exercise of warrants ..........................             71             --            250              --             250
Net loss ...........................................             --             --             --          (1,040)         (1,040)
                                                            -------       --------       --------        --------         -------
Balances at December 31, 1993 ......................          1,848             18          1,864          (1,040)            842
Issuance of common stock:
     September 1, 1994 private placement ...........             84              1            479              --             480
     Stock issued for services rendered ............             10             --             50              --              50
Net loss ...........................................             --             --             --          (1,988)         (1,988)
                                                            -------       --------       --------        --------         -------
Balances at December 31, 1994 ......................          1,942             19          2,393          (3,028)           (616)
Issuance of common stock:
     Conversion of stockholder loans ...............            297              4          2,473              --           2,477
     Stock and warrants issued to Merck KGaA .......            150              1            299              --             300
     Sale of stock to Merck KGaA ...................             --             --            938              --             938
     Initial public offering .......................          1,650             16         11,472              --          11,488
Net loss ...........................................             --             --             --          (4,463)         (4,463)
                                                            -------       --------       --------        --------         -------
Balances at December 31, 1995 ......................          4,039             40         17,575          (7,491)         10,124
Issuance of common stock for over-allotment exercise
     on January 29, 1996 ...........................            248              3          1,832              --           1,835
Net loss ...........................................             --             --             --          (4,608)         (4,608)
                                                            -------       --------       --------        --------         -------
Balances at December 31, 1996 ......................          4,287             43         19,407         (12,099)          7,351
Issuance of convertible preferred stock ............             --             --            274              --             274
Accretion of preferred stock dividend ..............             --             --           (274)             --            (274)
Expenses related to the issuance of convertible
     preferred stock ...............................             --             --            (77)             --             (77)
Net loss ...........................................             --             --             --          (4,004)         (4,004)
                                                            -------       --------       --------        --------         -------
Balances at September 30, 1997 .....................          4,287       $     43       $ 19,330        $(16,103)       $  3,270
                                                            =======       ========       ========        ========         =======


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)

                                                                                                                   April 20,
                                                                                  Nine months ended                   1993
                                                                                     September 30,               (inception) to
                                                                                -----------------------           September 30,
                                                                                1997               1996               1997
                                                                                ----               ----               ----
Cash flows from operating activities:
     Net loss .....................................................          $ (4,004)          $ (3,026)          $(16,103)
     Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization ............................               292                186                945
         Expenses paid through issuance of common stock and
         warrants .................................................                --                 --                128
         Loss on sale of common stock and warrants ................                --                 --                938
         Loss on debt conversion ..................................                --                 --                 47
         Loss on sale of marketable securities ....................                --                 --                 50
         Change in assets and liabilities:
              Decrease due from/to related party ..................                --                  2                 --
              (Increase) in prepaid expenses and other assets .....               (97)               (60)              (142)
              (Increase) in inventory .............................               (55)                --                (55)
              Decrease in note receivable from stockholders .......                --                 --                264
              Increase (decrease) in accounts payable and accrued
                expenses ..........................................               (35)              (607)               129
                                                                             --------           --------           --------
                  Net cash used for operating activities ..........            (3,899)            (3,505)           (13,799)
                                                                             --------           --------           --------
Cash flows from investing activities:
     Purchases of property, plant and equipment ...................              (314)            (1,721)            (4,100)
     Sales (purchases) of marketable securities ...................                --                 --                (50)
                                                                             --------           --------           --------
                  Net cash used for investing activities ..........              (314)            (1,721)            (4,150)
                                                                             --------           --------           --------
Cash flows from financing activities:
     Long-term debt:
         Borrowings ...............................................             1,108                 --              2,704
         Payments .................................................               (73)              (153)              (430)
         Payment of financing costs ...............................                --                 --                (40)
     Long-term debt, related party:
         Borrowings ...............................................                --                 --              2,755
         Payments .................................................                --                 --             (1,777)
     Issuance of common stock and warrants:
         September 30, 1993 private placement .....................                --                 --                500
         December 15, 1993 sale of stock and warrants .............                --                 --              1,000
         September 1, 1994 private placement ......................                --                 --                480
         November  8, 1995 stock and  warrants issued to Merck KGaA                --                 --                300
         December 19, 1995 initial public offering ................                --                 --             11,488
         January 29, 1996 sale of common stock ....................                --              1,835              1,835
     Issuance of Series A Convertible Preferred Stock:
         August 19, 1997 closing ..................................             1,135                 --              1,135
         September 24, 1997 closing ...............................               123                 --                123
                                                                             --------           --------           --------
                  Net cash provided by financing activities .......             2,293              1,682             20,073
                                                                             --------           --------           --------
Net increase (decrease) in cash and cash equivalents ..............            (1,920)            (3,544)             2,124
Cash and cash equivalents, beginning of period ....................             4,044              9,518                 --
                                                                             --------           --------           --------
Cash and cash equivalents, end of period ..........................          $  2,124           $  5,974           $  2,124
                                                                             ========           ========           ========
Supplemental disclosure of cash flow information:
     Cash paid for interest .......................................          $     39           $     30           $    436
                                                                             ========           ========           ========
     Imputed dividend on preferred stock ..........................          $    274           $     --           $    274
                                                                             ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                Nine Months Ended
                    September 30, 1997 and September 30, 1996

     When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

         The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain governmental approvals, the ability to adequately fund its operating requirements, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

        These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results of operations expected for the year ending December 31, 1997.

         In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

ITEM II.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company has generated no significant revenues to date and, from inception until September 30, 1997, the Company accumulated a deficit of $16,103,000.

         Since its inception, the Company has devoted substantially all of its efforts to improving and renovating its manufacturing plant, equipment and certain related assets (the "Facility"), establishing policies and procedures to bring the Facility into compliance with Current Good Manufacturing Practices, and obtaining all government approvals necessary to begin operating the Facility. The Company received on July 14, 1997 written notification from the United States Food and Drug Administration ("FDA") indicating the Company's compliance with Current Good Manufacturing Practices in the production of drugs at its Facility in Philadelphia, PA. On August 6, 1997 the Company received approval from the United States Drug Enforcement Agency ("DEA") licensing Global to manufacture products in Classes II through V, thereby allowing the Company to implement its niche strategy relating to controlled substances. The Company commenced shipment of its first manufacturing product in September 1997. However, there has been no significant revenue therefrom and accordingly, Global is considered a development stage company as defined in Financial Accounting Standards No. 7.

         On August 20, 1997, Global signed two exclusive 10 year licensing agreements with Eurand America, Inc. ("Eurand"), an international drug company that specializes in oral delivery. Eurand is a unit of American Home Products, one of the world's largest research-based pharmaceutical and healthcare companies. Under the first agreement, Eurand will develop, manufacture and supply to Global several dosages of Pancrelipase, a pancreatic enzyme used primarily by cystic fibrosis patients to aid in digestion and grants Global an exclusive license to market and sell the product in the United States. The second agreement provides for Eurand to supply Global with the existing Eurand Pancrelipase 4500 USP Lipase content product.

     The Company's net loss for the three months ended September 30, 1997 was $1,557,000 as compared to $1,312,000 in the same period in 1996.

     General and administrative expenses were $1,556,000 in the quarter ended September 30, 1997, as compared to $1,409,000 during the same period in 1996 due primarily to increased payroll costs resulting from hiring of personnel necessary to support the Company's infrastructure, recent FDA approval and the "ramping up" for expected products introduction.

     Interest income was $17,000 for the quarter ended September 30, 1997, as compared to interest income of $92,000 during the quarter ended September 30, 1996, due primarily to a decrease in short term investments.

     Interest expense was $19,000 for the quarter ended September 30, 1997, as compared to interest expense of $10,000 during the quarter ended September 30, 1996 due to the additional borrowings.

     The Company's net loss for the nine months ended September 30, 1997 was $4,004,000 as compared to $3,026,000 in the same period in 1996.

     General and administrative expenses were $4,166,000 in the nine months ended September 30, 1997, as compared to $3,481,000 during the same period in 1996 due primarily to increased payroll costs resulting from hiring of personnel necessary to support the Company's infrastructure, recent FDA approval and the "ramping up" for expected products introduction.

     Interest income was $80,000 for the nine months ended September 30, 1997, as compared to interest income of $312,000 during the same period in 1996, due primarily to a decrease in short term investments.

     Interest expense was $39,000 in the nine months ended September 30, 1997, as compared to interest expense of $30,000 during the same period in 1996, due to the additional borrowings in the third quarter ended September 30, 1997.

     Other income of $121,000 generated during the nine months ended September 30, 1997 was due primarily to an amount received from a supplier for a claim filed by the Company in 1996 relating to unacceptable materials purchased from the supplier.

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

     The Company completed an initial closing of approximately $1.2 million of its Series A Mandatorily redeemable convertible preferred stock on August 19, 1997 and a subsequent closing of $150K on September 24, 1997. The sale, which includes an investment of an aggregate of $675,000 by certain officers and directors of the Company, is part of a private placement by Global of up to $6 million of Series A Mandatorily redeemable convertible preferred stock redeemable at $100 per share. The preferred stock is convertible into Global common stock at a rate, in general, of 20 shares of common stock for each share of preferred stock, subject to certain antidilution protections afforded the investors. The Company filed a S-3 Registration Statement covering an aggregate of 1,200,000 shares of common stock, which became effective on October 22, 1997.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings:  None Applicable.
Item 2.  Changes in securities:
         On August 19, 1997, the Company sold, in an initial closing of a private placement, 11,850 shares of its Series A Convertible Preferred Stock ("Preferred Stock") to certain "accredited investors," as such term is defined in Rule 501(a) under the Securities Act of 1933, as amended (the "Act"), for an aggregate consideration of $1,185,000. On September 24, 1997, the Company sold an additional 1,500 shares of Preferred Stock in such private placement to certain "accredited investors" for an aggregate consideration of $150,000. Keane Securities Co., Inc. serves as placement agent for the private placement and received a total commission of $52,000 from the Company, as well as warrants to purchase the number of shares of the Company's common stock equal to 10% of the number of shares of common stock issuable upon conversion of the Preferred Stock sold in the offering and the reimbursement of up to $20,000 of expenses. Through September 30, 1997, the aggregate cash proceeds to the Company from the private placement, net of selling commissions, was $1,283,000. The Preferred Stock is convertible at the option of each holder at any time after the date of the issuance of the Preferred Stock into such number of fully paid and nonassessable shares of the Company's common stock as is determined by dividing the Liquidation Value ($100.00 per share) by the Conversion Price. The Conversion Price, in general, is the lower of (a) $5.00 per share (subject to certain adjustments enumerated in the stock purchase agreement for the Preferred Stock) or (b) the average closing sale price (or if such price is expressed as a bid and ask price, the closing bid price) of the common stock for the five trading days immediately preceding the day on which the holder elects to convert the Preferred Stock, but in no event less than $3.00 per share. The Company relied upon the exemption afforded by Section 4(2) of, and Regulation D promulgated under, the Act in connection with the sale of the Preferred Stock.

Item 3.  Defaults Upon Senior Securities:  None Applicable
Item 4.  Submission of Matters to a Vote of Security Holders: None Applicable
Item 5.  Other Information: None Applicable
Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

                    3 Certificate of the Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock of the Company (1).

                10.43 Development, License and Supply Agreement with Eurand America, Inc. dated August 20, 1997.

                10.44 License and Supply Agreement with Eurand America, Inc. dated August 20, 1997.

                    27  Financial Data Schedule


         (1) Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-3 (File No. 333-35569).



         (b)  Reports on Form 8-K

              None

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GLOBAL PHARMACEUTICAL CORPORATION


                                    By:   /s/ MAX L. MENDELSOHN
                                          -------------------------------------
                                          President and Chief Executive Officer


                                                                 (Principal
                                                              Executive Officer)

                                    By:   /s/ CORNEL C. SPIEGLER
                                          -------------------------------------
                                          Chief Financial Officer,
                                          Vice President--Administration


                                                            (Principal Financial
                                                                and Accounting
                                                                     Officer)