Form 10-K
period 1997-12-31
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1998-03-30
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1997
                                            -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from ___________ to ___________

                       Commission file number 33-99310-NY
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

                                  (215)289-2220
           -----------------------------------------------------------
           (Issuer's Telephone Number, Including Area Code) Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class               Name of Each Exchange on Which Registered
           None                                          None
       ------------                                  ------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                               (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year $427,000.

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1998 (based on the closing price for such shares on March 9, 1998 as reported by NASDAQ and the assumption for this computation only that all directors and executive officers of the registrant are affiliates) was $16,494,299.

         As of March 9, 1998, the number of shares outstanding of each of the issuer's classes of common equity was 4,286,871 shares of common stock, ($.01 par value per share).

         Transitional Small Business Disclosure Format (check one) Yes_ No X

         Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on May 12, 1998 is incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.

                                     PART I

        When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

         The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain governmental approvals on additional products, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

        These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Description of Business

Introduction

        Global Pharmaceutical Corporation (the "Company" or "Global") is engaged principally in the manufacture and sale of solid oral generic prescription and over-the-counter ("OTC") drugs. The Company currently owns 54 previously manufactured and marketed Abbreviated New Drug Applications ("ANDAs"), New Drug Applications ("NDAs") and New Animal Drug Applications ("NADAs"), more than 100 previously manufactured and marketed prescription and OTC formulations not subject to ANDA approval by the United States Food and Drug Administration ("FDA"), and a renovated 113,000 square foot manufacturing facility (the "Facility") located in Philadelphia, Pennsylvania. Each ANDA, NDA and NADA represents the governments permission to manufacture a specific drug product pursuant to specified processes at a specified location. In July 1997, the Company received notification from FDA indicating the company's compliance with current good manufacturing practices ("cGMPs"). The Company commenced operations in the fourth quarter of fiscal 1997, with the manufacturing and sale of Global's Tetracycline Hydrochloride 250 mg and 500 mg capsules. The Company was incorporated in Delaware in 1995

     The Company's strategic policy is to develop a broad product line composed of solid oral (tablets and capsules) prescription and over-the-counter generic drugs, various products that require isolation during their production, narcotic and other drug products that are heavily regulated by the United States Drug Enforcement Agency ("DEA") and dietary supplements. In August 1997, the Company received approval from DEA to manufacture Class II through V controlled substance products. The Company also intends to seek to develop or license certain brand name pharmaceutical products. Although most of the Company's products are expected to be dedicated to the treatment of humans, some products may also be for the treatment of animals.

     Many of the generic drugs the Company will initially produce as well as those planned for future production are targeted at niche markets characterized by few, if any, generic competitors. The Company also plans to manufacture and sell drugs that are regulated by DEA such as narcotics, barbiturates and certain tranquilizers, as well as certain products that require isolated manufacturing facilities, which the Company has provided by refurbishing and equipping a part of its existing facility and adding a large vault.

     In addition, the Company intends to expand its line of generic products through a combination of a research and development program that is expected to result in new products owned by the Company, as well as the licensing of additional products owned by others. Generally, it is important that a new generic product be approved by FDA for marketing by, or shortly after, the patent expiration date of the equivalent brand name drug (plus any legislatively-granted extensions) in order to gain significant market share at attractive profit margins. As more generic products compete in the same market, which customarily occurs increasingly over time following the brand name product's patent expiration date (and extensions, if any), unit prices and profit margins decrease. As the development of a new generic drug product, including its formulation, testing and FDA approval, generally currently takes approximately three or more years, development activities may begin several years in advance of the patent expiration date of the brand name drug equivalent. Consequently, the Company may select drugs for development several years in advance of their anticipated entry to market.

     The Company intends to enter larger, more competitive generic markets at such times as it believes it can effectively compete in those markets. Positioning itself to effectuate this strategy, in January 1997, the Company entered into an agreement (the "Genpharm Agreement") with Genpharm, Inc. ("Genpharm"), a Canadian corporation and an indirect subsidiary of Merck KGaA, a German corporation, pursuant to which the Company shall supply packaging with respect to Genpharm's United States Ranitidine Form I ("Ranitidine") production requirements based on a five-year cost-plus and percentage of profits compensation arrangement, commencing on August 27, 1997, the day Genpharm received ANDA approval for Ranitidine from FDA. Ranitidine is the generic equivalent of Glaxo Wellcome plc's ("Glaxo") patented prescription drug Zantac(R). Genpharm is currently shipping Ranitidine into the U.S. market, however, no revenue has been recognized by the Company through December 31, 1997 due to certain contract provisions.

        In addition to the packaging of Ranitidine, the Genpharm Agreement provides the Company with the opportunity to develop products that are marketed outside the U.S. with the assistance of Merck KGaA. Development is currently under way with respect to the two products previously selected, with one ANDA having been filed in January 1998 and the second ANDA anticipated to be filed by the Company by the end of the first quarter of 1998.

     Also, in August 1997 the Company signed two exclusive ten-year licensing agreements with Eurand America ("Eurand"), a unit of American Home Products, an international drug company that specializes in oral drug delivery. One agreement provides for Eurand to supply the Company with a specified dosage of Pancrelipase, a pancreatic enzyme used primarily by cystic fibrosis patents to aid in digestion, for the generic market. The second agreement provides for Eurand to develop and manufacture for Global, on an exclusive basis, several Pancrelipase products using a new Eurand technology, and grants to the Company an exclusive ten-year license to market and sell the products in the United States subject to minimum sales levels. Currently, the Company is marketing Pancrelipase 4500 USP Lipase content product.

     Following the FDA's determination that Global's Tetracycline Hydrochloride 250 mg and 500 mg capsules had been validated, the Company commenced operations during the fourth quarter of fiscal 1997. During the period January 1, 1998 through February 28, 1998, the Company reintroduced two of its ANDA products:
Chloroquine Phosphate 250 mg tablets, an antimalarial medication, and Methyltestosterone 25 mg tablets, an androgenic steroid, and one ANDA exempt product, Guaifenesin Pseudoephedrine ER 600 mg/120 mg tablets, a cold and cough product. In March 1998, the Company reintroduced the Methyltestosterone 10 mg tablets.

        During the second half of 1997, the Company completed the sale of approximately $6.3 million of its Preferred Stock. All of the shares of the Company's common stock into which the Preferred Stock is convertible (approximately 2.3 million shares of common stock, at March 16, 1998) was subsequently registered for resale under the U.S. federal securities laws.

FDA Approval of Products

     Among Global's assets are 54 approved applications acquired from Richlyn Laboratories, Inc. ("Richlyn"). Richlyn ceased operations as a generic drug manufacturer and distribution in 1992 for failure for comply with FDA regulations pertaining to cGMPs. In order to distribute these products, the Company must demonstrate the validity of its manufacturing processes. This effort entails the manufacture and testing of multiple batches under highly exacting standards. On July 11, 1997, the Company was notified that, following an inspection, FDA had determined that Global's Tetracycline Hydrochloride 250 mg capsules had been validated; upon the subsequent determination by FDA that sufficient data were available to assign an expiration date to this product's label, the Company began shipping the product in September 1997. On December 12, 1997, the Company was notified that, following an inspection, FDA had determined that Global's Tetracycline Hydrochloride 500 mg capsules had been validated; upon the subsequent determination by FDA that sufficient data were available to assign an expiration date to the product's label, the Company began shipping the product in December 1997. On January 12, 1998, the Company was notified that, following an inspection, FDA had determined that Global's Chloroquine Phosphate 250 mg tablets had been validated and, in addition, FDA had no objections to the Company marketing Methyltestosterone 25 mg tablets. Global began shipping both products in January 1998. Since Global commenced operations, FDA has routinely inspected and approved the work necessary for each of Global's product introductions. On January 29, 1998, FDA informed the Company that product-by-product inspection and prior authorization would no longer be required for the Company to manufacture and ship products in interstate commerce.

Products and Product Development

     The Company's policy is to develop a broad product line composed of solid oral (tablets and capsules) prescription and over-the-counter generic drugs, various products that require isolation during their production, narcotic and other drug products that are heavily regulated by DEA and dietary supplements. The Company also intends to seek to develop or license certain brand name pharmaceutical products. Although most of the Company's products are expected to be dedicated to the treatment of humans, some products may also be for the treatment of animals.

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

      The Company acquired from Richlyn 54 ANDAs, NDAs and NADAs and more than 100 previously marketed prescription and OTC formulations including pharmaceutical products not subject to FDA approval that were manufactured and sold by Richlyn. The following table contains a list of all the Company's ANDAs, NDAs and NADAs and sets forth certain additional information concerning each of them:

                                    The Company's ANDAs, NDAs and NADAs

                                    Brand Name             Dosage Form,
                                  Equivalent(s)/          Administration              Prescribed
      Generic Product Name       Manufacturer(s)           and Strength                 Use(s)
----------------------------------------------------------------------------------------------------
  Human Use Drugs:
----------------------------------------------------------------------------------------------------
                                                                CT
                                                         100mg and 200mg            Bronchodilator
      Aminophylline           Aminophylline                 ECT 100mg               Bronchodilator
                                Searle                      ECT 200 mg              Bronchodilator
----------------------------------------------------------------------------------------------------
      Chlordiazepoxide        Librium                          HSC                   Tranquilizer
                                Roche                     5, 10 and 25mg
----------------------------------------------------------------------------------------------------
      Chloroquine Phosphate   Aralen                            CT                   Anti-malarial
                                Sanofi                        250mg
----------------------------------------------------------------------------------------------------
      Cortisone Acetate       Cortone                           CT                  Corticosteroid
                                MSD and Upjohn                 25mg
----------------------------------------------------------------------------------------------------
      Dexamethasone           Decadron                          CT                  Corticosteroid
                                MSD                           0.75mg
----------------------------------------------------------------------------------------------------
      Diphenhydramine         Benadryl                         HSC                   Antihistamine
                                Parke Davis and            25 and 50mg
                                Warner Chilcott
----------------------------------------------------------------------------------------------------
      Ergocalciferol          Drisdol                          SGC                     Vitamin D
                                Sanofi                        1.25mg               Rickets Treatment
----------------------------------------------------------------------------------------------------
      Folic Acid              Folvite                           CT                    Folic Acid
                                Lederle                        1mg                    Supplement
----------------------------------------------------------------------------------------------------
      Hydralazine HCL         Apresoline                        CT                 Antihypertensive
                                Ciba Geigy                 25 and 50mg
----------------------------------------------------------------------------------------------------
      Hydrochlorothiazide     Hydrodiuril                       CT                     Diuretic
                                MSD                      25, 50 and 100mg
----------------------------------------------------------------------------------------------------
      Hydrocortisone          Hydrocortone                                          Corticosteroid
                                 MSD                             CT
                                Cortef                         20mg
                                 Upjohn
----------------------------------------------------------------------------------------------------
      Isoniazid               Nydrazid                          CT                  Anti-tuberculin
                                Apothecon                     100mg
----------------------------------------------------------------------------------------------------
      Meprobamate             Miltown                                                Tranquilizer
                                 Wallace                         CT
                              Equanil                     200 and 400mg
                                 Wyeth Ayerst
----------------------------------------------------------------------------------------------------

(Table  continued from previous page)

                                    The Company's ANDAs, NDAs and NADAs

                                       Brand Name           Dosage Form,
                                     Equivalent(s)/        Administration           Prescribed
        Generic Product Name         Manufacturer(s)        and Strength              Use(s)
----------------------------------------------------------------------------------------------------
Human Drugs Continued:
----------------------------------------------------------------------------------------------------
      Methocarbamol         Robaxin                        CT               Depressant for
                            American Home           500 and 750mg        musculo-skeletal
                                                                              disorders
----------------------------------------------------------------------------------------------------
                            Oreton, Testred,            SLT 10mg
      Methyltestosterone    Android                      CT 10mg              Androgenic
                            ICN Pharmaceutical           CT 25mg                Steroid
----------------------------------------------------------------------------------------------------
      Niacin                Nicolar                                           Peripheral
                              Rhone Poulenc              CT 500mg             Vasodilator
                              Rorer Armour
----------------------------------------------------------------------------------------------------
      Oxytetracycline HCL   Terramycin                     HSC                Antibiotic
                            Pfizer                        250mg
----------------------------------------------------------------------------------------------------

      Piperazine Citrate    Vermidol                       CT                Antihelmintic
                            Solvay                        250mg
----------------------------------------------------------------------------------------------------
      Prednisolone          Meticortilone                  CT               Corticosteroid
                            Schering                       5mg
----------------------------------------------------------------------------------------------------
      Prednisone            Deltasone                      CT               Corticosteroid
                             Upjohn                        5mg
                            Orasone
                            Solvay
----------------------------------------------------------------------------------------------------
      Probenecid &          Colbenemid                     CT                  Uric Acid
        Colchicine          MSD                           500mg                 Reducer
----------------------------------------------------------------------------------------------------
      Promethazine          Phenergan                      CT                Antihistamine
        Hydrochloride       American Home                 25mg
----------------------------------------------------------------------------------------------------
      Propantheline         Probanthine                    SCT              Anticholinergic
        Bromide             Searle                        15mg
----------------------------------------------------------------------------------------------------
      Propoxyphene HCL      Darvon 65                      HSC                 Analgesic
                            Lilly                          65mg
----------------------------------------------------------------------------------------------------
      Propylthiouracil      Propylthiouracil                CT                Anti-thyroid
                            Lederle                        50 mg                 therapy
----------------------------------------------------------------------------------------------------
      Pyrilamine Maleate    (No brand)                      CT                Antihistamine
                                                           25 mg
----------------------------------------------------------------------------------------------------
      Quinidine Sulfate     Quinidine Sulfate              CT                   Cardiac
                            Parke Davis                   200mg               Arrhythmia
----------------------------------------------------------------------------------------------------
      Rauwolfia             Raudixin                       SCT                   Anti-
      Serpentina            Apothecon                 50 and 100mg           hypertensive
----------------------------------------------------------------------------------------------------
      Reserpine             Serpasil                       CT                    Anti-
                            Ciba Geigy               0.1 and 0.25mg          hypertensive
----------------------------------------------------------------------------------------------------
      Sulfadiazine          Microsulfon                    CT                Antibacterial
                            Consolidated Midland          500mg
----------------------------------------------------------------------------------------------------
      Sulfa-Triple          Terfonyl                       CT                Antibacterial
                            Squibb                        500mg
----------------------------------------------------------------------------------------------------
      Sulfasoxazole         Gantrisin                      CT                   Urinary
                            Roche                         500mg               Antiseptic
----------------------------------------------------------------------------------------------------
      Tetracycline          Achromysin V                   HSC              Broad spectrum
      HCL-Human             Lederle                  100, 250 and          anti-infective
                            Sumycin                       500mg
                            Apothecon
----------------------------------------------------------------------------------------------------
      Thyroglobulin         Proloid                        CT                  Endocrine
                            Parke Davis                   64mg                Therapeutic
----------------------------------------------------------------------------------------------------
      Triamcinolone         Aristocort                     CT               Corticosteroid
                            Lederle                       4mg
                            Kenacort
                            Squibb
----------------------------------------------------------------------------------------------------

      Trichlormethiazide    Metahydrin                     CT                  Diuretic
                            MMD                           4mg
                            Naquae
                            Schering
----------------------------------------------------------------------------------------------------
      Tripelennamine        PBZ                            CT                Antihistamine
      HCL                   Ciba Geigy                    50mg
----------------------------------------------------------------------------------------------------
      Vitamin A Soluble     Aquasol-A                      SGC                 Vitamin A
                            Astra                     50,000 units            deficiency
----------------------------------------------------------------------------------------------------
      Vitamin A Natural     Del-Vi-A                       SGC                 Vitamin A
                            Del Ray                   50,000 units            deficiency
----------------------------------------------------------------------------------------------------

==================================================================================================
(Table  continued from previous page)

                                    The Company's ANDAs, NDAs and NADAs
==================================================================================================
                                       Brand Name           Dosage Form,
                                     Equivalent(s)/        Administration           Prescribed
        Generic Product Name         Manufacturer(s)        and Strength              Use(s)
--------------------------------------------------------------------------------------------------
        Vitamin A Synthetic            Various                  SGC                Vitamin A
                                                           50,000 units           deficiency
--------------------------------------------------------------------------------------------------
        Animal Use Drugs:
--------------------------------------------------------------------------------------------------
        Diclorophenal Toluene        (No brand)                   SGC              Anthelmintic
--------------------------------------------------------------------------------------------------
        n-Butyl Chloride V           (No brand)                   SGC
                                                             1, 2, 5ml.            Anthelmintic
--------------------------------------------------------------------------------------------------
        Tetracycline               Achromysin V                  HSC               Antibiotic
        HCL-Veterinary               Lederle                50, 100, 250 and
--------------------------------------------------------------------------------------------------
Key:
            CT  = Compressed tablet                  SCT = Sugar coated tablet
            CCT = Chewable compressed tablet         HSC = Hard shell capsule
            SGC = Soft gelatin capsules              ECT = Enteric coated tablet
            SLT = Sublingual tablet (Buccal)         MLT = Multi-layer tablet

==================================================================================================

     In addition, the Company intends to expand its line of generic products through a combination of a research and development program that is expected to result in new products owned by the Company and licensing of additional products owned by others. The Genpharm Agreement provided the Company with the opportunity to develop products that are marketed outside the U.S. Development is currently under way with respect to the two products previously selected, with one ANDA having been filed in January 1998 and the second ANDA anticipated to be filed by the Company by the end of the first quarter of 1998.

     The exclusive ten-year licensing agreements with Eurand will enable Global to market several dosages of Pancrelipase using a new Eurand technology. The U.S. market for Pancrelipase is estimated at approximately $100 million annually.

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

Raw Materials

     The raw materials that will be essential to the Company's business are expected to be bulk pharmaceutical chemicals which are generally available and purchased from numerous sources. Because FDA requires specification of raw material suppliers in applications for approval of drug products, if raw materials from a specified supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacture of the drug involved. Although the Company expects to specify more than one raw materials supplier with respect to each FDA application where that is possible, some materials are currently available from only one or a limited number of suppliers, as a result of which the Company would be subject to the special risks that are associated with limited sources of supply. The Company plans to purchase bulk pharmaceutical chemicals pursuant to multi-shipment contracts, typically of one year's duration, when it believes advance-ordered bulk purchases are advantageous to assure availability at a specified price. The Company believes that alternative sources could be found, or new sources would arise, should any of its sole or limited source raw materials become unavailable from current suppliers. Nevertheless, any curtailment of raw materials could be accompanied by production or other delays as well as increased raw materials costs, with consequent adverse effects on the Company's business and results of operations. Furthermore, as any new source of raw materials, whether domestic or foreign, would require FDA approval, any delays in obtaining FDA approval could also have a material adverse effect on the Company's business and operating results.

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

Quality Control

     In connection with the manufacture of drugs, FDA requires testing procedures to monitor the quality of the product as well as the consistency of its formulation. The Company maintains a state-of-the-art laboratory that performs, among other things, analytical tests and measurements required to control and release raw materials and finished products.

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

     The Company's policy is to continually seek to meet the highest quality standards, with the goal of thereby assuring the quality, purity, safety and efficacy of each of its drug products. The Company believes that adherence to high operational quality standards will also promote more efficient utilization of personnel, materials and production capacity.

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

     Presently, the Company is marketing and selling products to various customers utilizing the national and regional National Wholesalers Drug Association ("NWDA") wholesalers for distribution. Agreements for some wholesalers include exclusive distribution of Global products to specific sets of retail customers who purchase as a group. The Company is also selling its product portfolio through the CARE Alliance and the Premier Group, two significant distributor purchasing organizations.

     Marketing efforts are expected to extend beyond the ordinary promotional vehicles; Global plans to reach the decision makers, including physicians and dispensing pharmacists, with a campaign designed to develop awareness for some of their exclusive pharmaceutical alternatives. Patients can be treated with similar therapies at a fraction of the cost. By offering these new generic entities, Global will provide customers a choice in the selection of pharmaceutical therapy.

     With the proliferation of group purchasing organizations at every level within the industry, there is a trend toward developing longer term agreements. The Company expects to enter into multi-year agreements with such group purchasing organizations since they represent significant market penetration. These multi-year agreements are expected to provide the Company with numerous benefits, including sales volumes projected over the life time of the agreement, marketing support, and increased leverage with the distribution channels.

Competition

     The Company's sales are expected to be primarily directed to the generic sector of the pharmaceutical market (also known as the "multisource pharmaceutical market"). Competition in the generic industry is intense. The Company is in competition with numerous other companies in that industry, including major pharmaceutical concerns and other exclusively generic manufacturers, most of whom have significantly greater resources.

     The originator of a pharmaceutical product generally markets the product under its own brand name during the life of the product's patent and any statutory extensions of the patent. Companies introducing a product after the patent (and any extension) expires may market the product under a brand name and promote it to physicians and pharmacists to create a market for the product or may market the product under its generic name and rely on physicians, pharmacists and customers to specify the lower cost generic product. Producers of brand name pharmaceutical products are also involved in the generic marketplace, due to their concurrent marketing of both generic and brand name versions of their products after their patents have expired.

     Some of the Company's competitors may choose to augment their presence in the generic drug market through acquisitions and strategic alliances. This activity could result in consolidation and restructuring within the generic industry and could impair the Company's ability to compete effectively or effectively limit the number of new opportunities for the Company's products.

     The principal competitive factors in the generic pharmaceutical market are the ability to introduce generic versions of products promptly after a patent expires, price, quality of products, customer service (including maintenance of inventories for timely delivery), breadth of product line and the ability to identify and market niche products. Approvals for new products may have a synergistic effect on a company's entire product line as orders for new products are frequently accompanied by, or bring about, orders for other products available from the same company. Price is usually the major competitive factor with respect to a generic product, but as more generic products enter a given market, their prices, and hence their profit margins, decrease and competition increasingly is based primarily on quality of product and service. The Company's strategy, therefore, is to begin principally by reintroducing a number of the ANDAs it acquired from Richlyn that enjoy no or limited generic product competition. The Company also plans to compete by broadening its product mix to include products not previously manufactured by Richlyn that also serve niche markets.

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

     FDA approval is required before any "new drug" may be distributed in interstate commerce. A drug that is the generic equivalent of a previously approved prescription drug (i.e., the reference drug) also requires FDA approval. Many over-the-counter drugs also require FDA pre-approval if the over-the-counter drug is not covered by or does not conform with the conditions specified in an applicable OTC Drug Product Monograph. All facilities engaged in the manufacture of drug products must be registered with FDA and are subject to FDA inspection to ensure that drug products are manufactured in accordance with cGMPs.

     Generally, two types of applications are used to obtain FDA approval of a new drug. They include the following:

          1. New Drug Application ("NDA"). For drug products with active ingredients or indications not previously approved by FDA, a prospective manufacturer must submit a complete application which contains the results of clinical studies supporting the drug's safety and efficacy. An NDA may also be submitted for a drug with a previously approved active ingredient if the abbreviated procedure discussed below is not available. Currently, FDA approval of an NDA, on average, is estimated to take approximately 18 to 20 months.

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

     Although veterinary drugs are classified separately for purposes of FDA approval, the approval procedure for those types of drugs conforms substantially to the NDA and ANDA procedures described above.

     The Drug Price Act, created new statutory protections for approved brand name drugs. Prior to enactment of the Drug Price Act, FDA gave no consideration to the patent status of a previously approved drug in deciding whether to approve an ANDA. Under the Drug Price Act, the effective date of approval of an ANDA can depend, under certain circumstances, on the patent status of the brand name drug. Additionally, the Drug Price Act, in certain circumstances, can extend the term of certain patents to cover a drug for up to five additional years. Any such extension is intended to compensate the patent holder for the reduction of the effective market life of a patent due to the time involved in federal regulatory review. With respect to certain drugs that are not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDAs for generic drugs cannot become effective or, under certain circumstances, be filed if the equivalent brand name drug was approved after December 31, 1981.

     Among the requirements for new drug approval is the requirement that the prospective manufacturer's facility, production methods and recordkeeping practices, among other factors, conform to cGMPs. The cGMPs must be followed at all times when the approved drug is manufactured. In complying with the standards set forth in the GMP regulations, the manufacturer must expend time, money and effort in the areas of production and quality control to ensure full technical compliance. Failure to comply can result in possible FDA actions such as the suspension of manufacturing or seizure of finished drug products. The Company also is governed by federal, state and local laws of general applicability, such as laws regulating working conditions.

     The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA. In general, FDA is authorized to temporarily bar companies or temporarily or permanently bar individuals from submitting or assisting in the submission of an ANDA and to temporarily deny approval and suspend applications to market off-patent drugs under certain circumstances. In addition to debarment, FDA has numerous discretionary disciplinary powers, including the authority to withdraw approval of an ANDA or to approve an ANDA under certain circumstances and to suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct.

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

     Environmental Laws

     The Company is subject to comprehensive federal, state and local environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Resource Conservation and Recovery Act and the Toxic Substance Control Act, which govern, among other things, all emissions, waste water discharge and solid and hazardous waste disposal, and the remediation of contamination associated with generation, handling and disposal activities. The Company is subject periodically to environmental compliance reviews by various regulatory offices.

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

Litigation and Product Liability

     The Company's operations are subject to an order ("the Richlyn Order") issued on May 25, 1993, by the United States District Court for the Eastern District of Pennsylvania. The Richlyn Order, among other things, permanently enjoined Richlyn from introducing into commerce any drug manufactured, processed, packed or labeled at Richlyn's manufacturing facility unless Richlyn met certain stipulated conditions, including successful compliance with a validation and recertification program as described below. The Company, having acquired certain assets of Richlyn, is obligated by the terms of the Richlyn Order. The Richlyn Order also requires that the Company hire and retain a person, subject to FDA approval, who, by reason of training and expertise, is qualified to inspect the Company's drug manufacturing facilities to determine that its methods, facilities and controls are operated and administered in compliance with cGMPs. The Richlyn Order further requires that the person so retained both will inspect the Company's manufacturing facilities and its manner of operating them and will examine all drug products manufactured, processed, packed and held at the Company's Facility; and will certify in writing to FDA the Company's compliance with related cGMPs. The Company has retained an independent consultant to serve in respect of the Richlyn Order (see the caption "Government Regulation").

     Additionally, the Company has assumed the liabilities of Richlyn in connection with Diethyl Stilbestrol ("DES"), which was manufactured by Richlyn and many other drug manufacturers during the late 1950's and early 1960's. DES was prescribed to pregnant women during that period and has been alleged to cause birth defects, in particular an increased risk of uterine cancer and sterility to female children whose mothers took DES during their pregnancy. There have been numerous claims brought against drug manufacturers in connection with DES. Since 1987, Richlyn's insurers have paid approximately $128,000 on Richlyn's and the Company's behalf to settle approximately 138 DES-related suits. The Company is unaware of any other legal actions having been brought or threatened against Richlyn or the Company in connection with DES-related claims. The Company believes that all DES-related legal actions have been directed towards individual manufacturers and not been embodied in a class action, and, as such, does not expect to be held liable for DES-related claims other than claims based on products manufactured by Richlyn. While Richlyn's insurers have in the past defended those DES claims against Richlyn and paid settlements in connection therewith to date, those insurers have reserved their right to discontinue the defense of the claims and the payment of any settlements at any time. There can be no assurance or guarantee that the insurers will defend actions or pay claims in the future. Further, there can be no assurance that, if those insurers fail or refuse to pay any claim, the Company will have recourse against the insurers with respect thereto. Accordingly, there can be no assurance that the Company will not be exposed to the risk of substantial monetary judgments. Claims settlements to date have been based upon market share and Richlyn's share of the market during the periods in question was substantially less than 1%. The Company does not believe the Richlyn DES liabilities will have a material adverse effect on the Company's business.

     Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. The Company carries $1 million of product liability insurance for its own manufactured products and $10 million for packaged products. The Company believes that this increased insurance will be adequate for its foreseeable purposes and is comparable to product liability insurance carried by similar generic drug companies.

     The Company believes there are no other material pending or threatened legal actions, private or governmental, against the Company.

Employees

     As of March 9, 1998, the Company employed approximately 68 full-time persons. Of those employees, approximately 28 work in the quality area, 27 are in operations, 7 are in administration, 4 are in product development and 2 work in sales and marketing. The Company may also employ part-time personnel from time to time to meet specific demands of its business should they arise. None of the Company's employees are expected to be subject to collective bargaining agreements with labor unions. The Company believes that its relations with its employees, in general, are satisfactory.

Executive Officers

       The following table sets forth certain information with respect to the executive officers and significant employees of the Company:

-------------------------------------------------------------------------------------------------------------
                 Name                 Age                                 Position
-------------------------------------------------------------------------------------------------------------
Max L. Mendelsohn                     64       President, Chief Executive Officer and a Director
-------------------------------------------------------------------------------------------------------------
Cornel C. Spiegler                    53       Chief Financial Officer and Vice President - Administration.
-------------------------------------------------------------------------------------------------------------
Marc M. Feinberg                      48       Vice President - Quality and Regulatory Affairs
-------------------------------------------------------------------------------------------------------------
Pieter J. Groenewoud                  43       Vice President - Product Development
-------------------------------------------------------------------------------------------------------------
Mitchell Goldberg                     46       Vice President - Sales and Marketing
-------------------------------------------------------------------------------------------------------------
Seymour Hyden, Ph.D.                  64       Vice President - Scientific and Technical Affairs
-------------------------------------------------------------------------------------------------------------
Joseph A. Storella                    56       Vice President - Operations
-------------------------------------------------------------------------------------------------------------

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

     Mitchell Goldberg has been Vice President - Sales and Marketing since March 1997. From October 1996 until March 1997, Mr. Goldberg served as Vice President
- Sales and Marketing for Ethex Corporation, a generic manufacturing company. From 1985 to October 1996, Mr. Goldberg held a number of sales and marketing management positions with Schein Pharmaceutical, Inc., a generic pharmaceutical company. From 1980 to 1985, Mr. Goldberg served in sales positions for Pharmavite Corporation, a nutritional supplement manufacturer.

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

     Joseph A. Storella has been Vice President - Operations since May 1996. From 1986 to 1996, Mr. Storella served as General Manager of Chelsea Laboratories, formerly a division of Rugby-Darby Group Companies which, in 1993 was purchased by Marion Merrell Dow and subsequently purchased by The Hoechst Company. From 1977 to 1986, Mr. Storella served as Vice President - Operations of Analytab Products, Inc., a division of Ayerst Laboratories (which itself is a division of American Home Products). From 1966 to 1977, Mr. Storella held a number of operational management positions for Ayerst Laboratories.

Item 2.  Description of Property

     The executive offices and research, warehouse and production facilities of the Company occupy an aggregate of approximately 113,000 square feet at Castor and Kensington Avenues in Philadelphia, Pennsylvania. The Company's principal executive offices are part of that overall facility.

     The Company owns its plant, which consists of three three-story brick interconnected buildings that were constructed between 1900 and 1930. The interior of the plant has been substantially renovated and modernized since 1993 and includes a new dust collection system and special environmental control units for humidity and temperature. The land and the building serve as partial collateral for two Pennsylvania Industrial Development Authority ("PIDA") loans. See Item 6, Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources.

     Of the total 113,000 square foot area of the plant, approximately 20,000 square feet are used for warehousing and storage operations, (including high security DEA areas and designated areas for raw materials, processed goods, labels and packaging materials); approximately 11,000 square feet are devoted to manufacturing operations; approximately 13,700 square feet for maintenance operations; approximately 10,000 square feet for laboratory, quality assurance and quality control activities, including batch testing and stability testing operations; approximately 5,000 square feet are for labeling and packaging activities; approximately 2,500 square feet for product development; and approximately 9,000 square feet are for administrative functions. The unused balance of the plant, approximately 41,800 square feet, is available for future expansion. Management believes that the Company's production facilities are sufficient for its current and reasonably anticipated operations.

     The Company maintains an extensive equipment base, much of it new or recently reconditioned and automated, including manufacturing equipment for the production of tablets and capsules; packaging equipment, including fillers, cottoners, cappers and labelers; and a well-equipped, modern laboratory. The manufacturing equipment includes mixers and blenders for capsules and tablets, automated capsule fillers, tablet presses, particle reduction, sifting equipment and tablet coaters. The Company also maintains a broad variety of material handling and cleaning, maintenance and support equipment. The Company owns substantially all of its manufacturing equipment and believes that its equipment is well maintained and suitable for its requirements.

     The Company maintains property and casualty and business interruption insurance in amounts it believes are sufficient and consistent with practices for companies of comparable size and business.

Item 3.  Legal Proceedings

     The Company is not a party to, nor is any of its properties the subject of, any material pending legal proceedings. See Item 1, "Description of Business--Litigation and Product Liability" for a description of certain legal matters with respect to the Company.

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

Quarter Ended                High              Low
-------------                ----              ---

December 31, 1995            $10               $ 9
March 31, 1996               $12 5/8           $11
June 30, 1996                $11               $10 1/8
September 30, 1996           $ 9 1/4           $ 8
December 31, 1996            $ 8 7/8           $ 6 1/2
March 31, 1997               $ 9 5/8           $ 6 7/8
June 30, 1997                $ 8 3/8           $ 4
September 30, 1997           $ 7 1/2           $ 3 3/4
December 31, 1997            $ 5 1/2           $ 2 3/4

     On March 9, 1998, the last reported bid price of the Common Stock on the NASDAQ Small Cap Market was $4.75 per share. As of December 1, 1997, there were approximately 67 holders of record of the Common Stock.

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

        During the second half of 1997, the Company completed the sale of approximately $6.3 million of its Preferred Stock. All of the shares of the Company's common stock into which the Preferred Stock is convertible (approximately 2.3 million shares of common stock, at March 16, 1998) was subsequently registered for resale under the U.S. Federal securities laws. See
Item 6, "Management's Discussion and Analysis or Plan of Operation".

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

     The Company was formed in April 1993 to acquire the manufacturing plant, equipment and certain related assets (the "Facility") and the ANDAs, NDAs and NADAs of Richlyn. Richlyn operated as a generic pharmaceutical business from 1947 to 1992. Richlyn ceased operations at the Facility in 1992 as a result of failure to comply with FDA regulations concerning cGMPs. See Item 1, "Description of Business."

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

     On December 19, 1995, the Company completed its IPO in which 1,650,000 shares of common stock were sold for net proceeds of $11,489,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, upon the exercise of the underwriter's over-allotment option for net proceeds to the Company of $1,835,000.

     From its inception, the Company has devoted substantially all of its efforts to improving and renovating the Facility, establishing policies and procedures to bring the Facility into compliance with cGMP, and obtaining all government approvals necessary to begin operating the Facility. On July 11, 1997 the Company was notified that, following an inspection, FDA had determined that Global's Tetracycline Hydrochloride 250 mg capsules had been validated. The FDA subsequently determined that sufficient data was available to assign an expiration date to the product's label and the Company began shipping the product in September 1997. On December 12, 1997, the FDA notified Global that its Tetracycline Hydrochloride 500 mg capsules had been validated and upon the subsequent determination by the FDA that sufficient data was available to assign expiration date to the product's label, the Company began shipping the product in December 1997. On January 12, 1998, the Company was notified that Global's Chloroquine Phosphate 250 mg tablets had been validated and, in addition, the FDA had no objections to the Company marketing Methyltestosterone 25 mg tablets. Global began shipping both products in January 1998. Since Global commenced operations, the FDA has routinely inspected and approved the work necessary for each of Global's product introductions. On January 29, 1998, the FDA informed the Company that product-by-product inspections and authorizations would no longer be required for the Company's current ANDA product portfolio.

     In the fourth quarter ended December 31, 1997, the Company became operational and generated net revenues in the quarter of $427,000.

     The Company cannot currently predict whether its business will be seasonal in nature, but to the extent that it manufactures and distributes products that pertain to seasonal ailments such as allergies or colds, the Company may experience seasonal patterns in its sales and profitability. There can be no assurance that the potential seasonality of the Company's business will not have a material adverse effect on the Company. In addition, the Company's revenues, and hence its profitability, if any, may vary significantly from fiscal quarter to fiscal quarter as well as in comparison to the corresponding quarter of the previous year as a result, among other factors, of the timing of process validation for particular generic drug products, the timing of any significant initial shipments of newly approved drugs and competitive pressures from other generic drug manufacturers who receive FDA approvals covering competing products.

     On August 20, 1997, Global signed two exclusive 10 year licensing agreements with Eurand America, Inc. ("Eurand"), an international drug company that specializes in oral delivery. Eurand is a unit of American Home Products, one of the world's largest research-based pharmaceutical and healthcare companies. Under the first agreement, Eurand will develop, manufacture and supply to Global several dosages of Pancrelipase, a pancreatic enzyme used primarily by cystic fibrosis patients to aid in digestion using a new Eurand technology, and grants Global an exclusive license to market and sell the products in the United States subject to minimum sales levels. The second agreement provides for Eurand to supply Global with the existing Eurand Pancrelipase 4500 USP Lipase content product, for the generic market.

Results of Operations

     Upon receipt of FDA approvals, the Company became operational and generated $427,000 in revenues in the quarter ended December 31, 1997. Previously, the Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company had an accumulated deficit of $17,976,000, at December 31, 1997.

     Since its inception, the Company has devoted substantially all of its efforts to improving and renovating the Facility, establishing policies and procedures to bring the Facility into compliance with cGMPs, and obtaining all government approvals necessary to begin operating the Facility.

Year Ended December 31, 1997 compared to Year Ended December 31, 1996.

     The Company's net loss for the year ended December 31, 1997 was $5,877,000, as compared to a net loss of $4,608,000 for the year ended December 31, 1996. The increase in the net loss was due primarily to increased payroll costs resulting from hiring of personnel necessary to support the Company's infrastructure, recent FDA approvals and the "ramping up" for expected product introductions, partially offset by minimal sales in 1997. Also, during 1997 the Company issued Series A and Series B Convertible Preferred Stock which resulted in non-cash imputed dividends which increased the net loss applicable to common stock by $2,547,000 or $0.59 per share to $8,424,000 or $1.97 per share.

     Net sales were $427,000 in the fourth quarter and for the year ended December 31, 1997. Until September 30, 1997, Global was considered a development stage company.

     General and administrative expenses were $6,164,000 in the year ended December 31, 1997 as compared to $5,121,000 during the same period in 1996, due primarily to increased payroll costs resulting from the hiring of personnel necessary to support the Company's infrastructure, recent FDA approvals and the "ramping up" for expected product introductions.

     Interest income was $124,000 for the year ended December 31, 1997 as compared to $375,000 earned in the comparable period in 1996, due primarily to a decrease in investments in cash equivalents throughout the year as a result of capital expenditure incurred in upgrading the manufacturing facility, hiring personnel necessary to support the Company's infrastructure and "ramping up" for expected product introductions.

     Interest expense was $65,000 for the year ended December 31, 1997 as compared to interest expense of $40,000 during the same period in 1996 due to the additional borrowings from PIDA and the Delaware River Port Authority ("DRPA") via Pennsylvania Industrial Development Corporation ("PIDC").

     Other income of $122,000 generated during the year ended December 31, 1997 was due primarily to an amount received from a supplier for a claim filed by the Company in 1996 relating to unacceptable materials purchased from the supplier.

Liquidity and Capital Resources

     Until the Company's IPO, the Company financed its activities primarily through the issuance of promissory notes to the family that previously controlled Richlyn, borrowings from PIDA and PIDC, proceeds from the private placement of its equity securities and loans from stockholders.

     On December 19, 1995, the Company completed its IPO in which 1,650,000 shares of common stock were sold by the Company for net proceeds of $11,489,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, upon the exercise of the underwriter's over-allotment option, for net proceeds to the Company of $1,835,000.

     On July 29, 1997, the Company received a $758,000 loan from PIDA at 3.75% annually fixed for 15 years and a $350,000 loan from the DRPA via the PIDC at 5.00% annually fixed for 10 years. These loans were partially used to fund capital projects, and are secured by land, building and building improvements. The remaining proceeds of $729,000 were invested in interest bearing Certificates of Deposit owned by the Company and pledged as additional collateral for these loans.

     The Company completed an initial closing of approximately $1.2 million of its Series A Mandatorily Redeemable Convertible Preferred Stock on August 19, 1997 and a subsequent closing of $150,000 on September 24, 1997. The Company filed a S-3 Registration Statement covering an aggregate of 1,200,000 shares of common stock (File No. 333-35569), which became effective on October 22, 1997. In addition, the Company completed the closing of $5 million of its Series B Mandatorily Redeemable Convertible Preferred Stock on December 1, 1997. The Company filed a S-3 Registration Statement covering an aggregate of 1,818,182 shares of common stock (File No. 333-44217), which became effective on February 9, 1998. In connection with these offerings, at December 31, 1997, the Company had incurred aggregate expenses, including legal and accounting fees and a fee of $62,000 to Keane Securities, as placement agent, of approximately $196,000, resulting in net proceeds to the Company of approximately $6.1 million. The Company intends to use the proceeds from these offerings for working capital purposes.

     The Company has expended significant funds to purchase production and laboratory equipment, and to develop its sales and marketing and product development activities. With the commencement of operations in the fourth quarter of 1997, the Company believes it will require additional financing in 1998 for working capital requirements which it believes will not exceed $1.5 million. The Company believes that such financing is available through asset-based debt financing, collaborative arrangements with corporate partners, or through other sources, although there can be no assurance that such funds will be available on terms and conditions acceptable to the Company. The Company's failure to obtain sufficient financing or to produce and sell sufficient quantities of its products, would adversely affect its development and operating plans.

The Year 2000 Issue

     The Company's computer system and programs were designed in recent years and concerns related to the year 2000 issue were addressed at the time the decision to purchase the system was made. At this time, the Company does not believe the year 2000 issue indicates a material event or uncertainty.

Item 7.  Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this Item begin on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders scheduled to be held on or about May 12, 1998, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business - Executive Officers" in
Item 1 above of this Annual Report.

Item 10.   Executive Compensation

     The response to this item will be included in the Company's Proxy Statement to used in connection with the Annual Meeting of Stockholders scheduled to be held on May 12, 1998 and is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 12, 1998 and is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 12, 1998 and is incorporated herein by reference.

Item 13.   Exhibits, Lists and Reports on Form 8-K

           a)     Exhibits

                      Exhibit
                      Number                                   Description of Document
                      -------                                  -----------------------
                         2.1     Agreement and Plan of Merger among the Company, Management Stockholders and Toledex Acquisition Corporation, dated as of April 6, 1995. (1)

                         2.2     Certification of Merger between Toledex Acquisition Corporation and the
                                 Company, dated April 6, 1995. (1)

                         3.1     Restated Certificate of Incorporation of the Company. (1)

                         3.2     Certificate of the Designations, Powers, Preferences and Rights of the Series A
                                 Convertible Preferred Stock of the Company. (3)

                         3.3     Certificate of the Designations, Powers, Preferences and Rights of the Series B
                                 Convertible Preferred Stock of the Company. (6)

                         3.4     By-laws of the Company. (1)

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

                        10.1     Employment Agreement of Pieter Groenewoud, dated as of October 1, 1995. (1)

                        10.2     Employment Agreement of Cornel C. Spiegler, dated as of September 27, 1995. (1)

                        10.3     Employment Agreement of Max L. Mendelsohn, dated as of September 1, 1995.
                                 (1)
                        10.6     The Company's 1995 Stock Incentive Plan. (1)

                        10.7     Distribution Agreement by and between The Care Buying Alliance and the Company, dated as of October 19, 1995. (1)

                        10.9     Form of Amended Agreement between the Company and Merck
                                 Kommanditgesellschaft auf Aktien regarding the issuance of Common Stock
                                 Purchase Warrants, dated as of November, 1995. (1)

                        10.10    Form of Amended Manufacturing Agreement between the Company and
                                 Genpharm, Inc., dated as of November, 1995. (1)

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

                        10.27    PIDC Financing Corporation Note to the PIDA, dated April 18, 1994. (1)

                        10.28    Secured $500,000 Note from the Company to PIDC Local Development
                                 Corporation. (1)

                        10.29    Consent, Subordination and Assumption Agreement by and among GPC Florida,
                                 PIDC Financing Corporation and  PIDA, dated  April 18, 1994. (1)

                        10.37    Form of Escrow Agreement by and among the Company, the Representative and
                                 Continental Stock Transfer and Trust Company. (1)

                        10.38    Supply and Marketing Agreement by and between the Company and Caraco
                                 Pharmaceutical Laboratories Ltd. dated September 20, 1996. (2)

                        10.39    Employment agreement by and between the Company and Marc M. Feinberg dated
                                 September 30, 1996. (2)

                        10.40    Technical Collaboration Agreement by and between the Company and Genpharm
                                 Inc. dated January 8, 1997. (4)

                                       16

                        10.41    Employment agreement by and between the Company and Dr. Seymour Hyden dated February 7, 1997. (4)

                        10.42    Employment agreement by and between the Company and Mitchell Goldberg dated March 13, 1997. (4)

                        10.43    Development, License and Supply Agreement with Eurand America, Inc.
                                 dated August 20, 1997. (5)

                        10.44    License and Supply Agreement with Eurand America, Inc. dated August 20, 1997
                                 (5)

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

                  --------------------------------------------------------------


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

                  (3) Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-3 (File No. 333-35569)

                  (4) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from the Registrant's Yearly Report on Form 10-KSB for the year ended December 31, 1996.

                  (5) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.

                  (6) Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-3 (File No. 333-44217)

           b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GLOBAL PHARMACEUTICAL CORPORATION

                        By   /s/ Max L. Mendelsohn
                             ---------------------------------------------------
                        Max L. Mendelsohn, President and Chief Executive Officer

                             March 25, 1998
                        Date ----------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /s/ MAX L. MENDELSOHN             President and Chief Executive
     ---------------------------------         Executive Officer and
       (Max L. Mendelsohn)                    Director (Principal
                                               Executive Officer)



        /s/ CORNEL C. SPIEGLER            Chief Financial Officer, Vice
    ---------------------------------           President--
       (Cornel C. Spiegler)                    Administration
                                                (Principal Financial and
                                                Accounting Officer)


       /s/ PHILIP R. CHAPMAN              Director
    ---------------------------------
       (Philip R. Chapman)



       /s/ GARY ESCANDON                  Director
    ---------------------------------
       (Gary Escandon)



       /s/ GEORGE F. KEANE                Director
    ---------------------------------
       (George F. Keane)



       /s/ MICHAEL MARKBREITER            Director
    ---------------------------------
       (Michael Markbreiter)


       /s/ JOHN W. ROWE                   Director
    ---------------------------------
       (John W. Rowe)



       /s/ UDI TOLEDANO                   Director
    ---------------------------------
       (Udi Toledano)

                        GLOBAL PHARMACEUTICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page(s)
                                                                                                       -------
Report of Independent Accountants.................................................................           F-2

Balance Sheet at December 31, 1996 and December 31, 1997 .........................................           F-3

Statement of Operations for each of the three years ended December 31, 1997.......................           F-4

Statement of Changes in Stockholders' Equity for each of the three years ended December 31, 1997.            F-5

Statement of Cash Flows for each of the three years ended December 31, 1997. .....................           F-6

Notes to Financial Statements.....................................................................   F-7 to F-15

All financial statement schedules are omitted because they are not required.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Global Pharmaceutical Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of Global Pharmaceutical Corporation (the Company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP



Philadelphia, Pennsylvania
February 9, 1998

                        GLOBAL PHARMACEUTICAL CORPORATION

                                  BALANCE SHEET

                 (in thousands, except share and per share data)

                                                                                     December  31,
                                                                                ---------------------
                                                                                    1997       1996
                                                                                    ----       ----
ASSETS
Current assets:
    Cash and cash equivalents.....................................               $  4,719    $  4,044
    Accounts receivable ..........................................                    215           -
    Inventories ..................................................                    386           -
    Prepaid expenses and other ...................................                     46           49
                                                                                ---------     --------
          Total current assets.....................................                 5,366        4,093
Property, plant and equipment, net.................................                 4,077        4,135
Intangible assets, net of accumulated amortization of $0 and $59...                 1,118        1,177
Deferred financing costs, net......................................                    32           35
Investments........................................................                   729            -
                                                                                ---------      -------
         Total assets..............................................              $ 11,322    $   9,440
                                                                                =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt.............................              $   158      $     90
     Accounts payable..............................................                  673           383
     Accrued expenses..............................................                  649           419
                                                                                ---------      -------
          Total current liabilities................................                1,480           892
Long-term debt.....................................................                2,129         1,197
                                                                                ---------      -------
                                                                                   3,609         2,089
                                                                                ---------      -------
Commitments and contingencies (Note 12)

Mandatorily redeemable preferred stock:
     Series A mandatorily redeemable convertible preferred stock,
          13,350 shares outstanding, $.01 par value, redeemable at
              $100 per share.......................................                1,335            --
     Series B mandatorily redeemable convertible preferred stock,
          50,000 shares outstanding, $.01 par value, redeemable at
             $100 per share........................................                5,000            --
                                                                                ---------      -------
                                                                                   6,335            --
                                                                                ---------      -------
Stockholders' equity :
     Preferred stock, $.01 par value, 2,000,000 authorized, 63,350
          shares issued and outstanding............................                   --            --
                                                                                ---------      -------
     Common stock, $.01 par value, 10,000,000 authorized and
        4,286,871 shares issued and outstanding....................                   43            43
     Additional paid-in capital....................................               19,311        19,407
     Accumulated deficit ..........................................              (17,976)      (12,099)
                                                                                ---------      -------
          Total stockholders' equity ..............................                1,378         7,351
                                                                                ---------      -------
          Total liabilities and stockholders' equity.....................       $ 11,322       $ 9,440
                                                                                =========      =======

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF OPERATIONS

             (dollars in thousands, except share and per share data)


                                             Year Ended December 31,
                                   ----------------------------------------
                                      1997             1996         1995
                                      ----             ----         ----
Net sales                          $      427       $      --     $      --

Cost of sales                             321              --            --
                                   ----------       ---------     ---------
Gross margin                              106              --            --

General and administrative              6,164           5,121         3,236

Debt conversion expense                    --              --            47

Loss on sale of common stock
and warrants                               --              --           938

Interest expense                           65              40           242

Interest income                          (124)           (375)           --

Other income                             (122)           (178)           --
                                   ----------       ---------     ---------
Net loss                           $   (5,877)       $ (4,608)   $   (4,463)

Less: Imputed dividend on
preferred stock                    *   (2,547)             --            --
                                   ----------       ---------     ---------
Net loss applicable to Common
Stock                              $   (8,424)     $   (4,608)     $ (4,463)
                                   ==========      ==========    ==========
Net loss per common share
(basic and diluted)                $   *(1.97)       $  (1.08)   $    (2.22)
                                   ==========        ========    ==========
Weighted average common
       shares outstanding           4,286,871       4,269,967     2,007,074
                                   ==========      ==========      ========

* The net loss per share applicable to Common Stock for the year ended December 31, 1997 includes Preferred Stock Dividends of $2,547,000 or $0.59 per share representing the difference between the per share conversion price and the market value of the Common Stock on the dates of issuance of the Series A and Series B Convertible Preferred Stock (See Note 9).


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        (dollars and shares in thousands)

                                                            Common stock                                        Total
                                                        ---------------------   Additional                    stockholders'
                                                         Number of      Par      paid-in      Accumulated       equity
                                                          shares       value     capital        deficit        (deficit)
                                                        ----------    -------   ----------    -----------     -------------
Balances at December 31, 1994.........................      1,942     $   19    $  2,393       $  (3,028)     $     (616)
Issuance of common stock:
     Conversion of stockholder loans..................        297          4       2,473              --           2,477
     Stock and warrants issued to Merck KGaA..........        150          1         299              --             300
     Sale of stock to Merck KGaA......................         --         --         938              --             938
     Initial public offering on December 31, 1995.....      1,650         16      11,472              --          11,488
Net loss..............................................         --         --          --          (4,463)         (4,463)
                                                        ---------      -----    --------       ---------       ---------
Balances at December 31, 1995.........................      4,039         40      17,575          (7,491)         10,124
Issuance of common stock for over-allotment exercise
   on January 29, 1996................................        248          3       1,832              --           1,835
Net loss..............................................         --         --          --          (4,608)         (4,608)
                                                        ---------      -----    --------       ---------       ---------
Balances at December 31, 1996.........................      4,287         43      19,407         (12,099)          7,351
Issuance of convertible preferred stock...............         --         --       2,547              --           2,547
Accretion of preferred stock dividend.................         --         --      (2,547)             --          (2,547)
Expenses relating to issuance of Series A and Series B
Preferred Stock.......................................         --         --         (96)             --             (96)
Net loss..............................................         --         --          --          (5,877)         (5,877)
                                                        ---------      -----    --------       ---------       ---------
Balances at December 31, 1997.........................      4,287      $  43    $ 19,311       $ (17,976)      $   1,378
                                                        =========      =====    ========       =========       =========



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)


                                                                                  Year Ended December 31,
                                                                            ----------------------------------
                                                                            1997           1996           1995
                                                                            ----           ----           ----
Cash flows from operating activities:
     Net loss ..................................................        $    (5,877)     $  (4,608)     $  (4,463)
     Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization..........................                455            281            214
         Expenses paid through issuance of warrants ............                101             --             --
         Loss on sale of common stock and warrants..............                 --             --            938
         Loss on debt conversion................................                 --             --             47
         Change in assets and liabilities:
              (Increase) decrease due from/to related party.....                 --              2            (13)
              (Increase) in accounts receivable.................               (215)            --             --
              (Increase) in inventory...........................               (386)            --             --
              (Increase) decrease in prepaid expenses and other
              assets............................................                  3            (21)            24
              Decrease in note receivable from stockholders.....                 --             --            135
              Increase  (decrease)  in accounts  payable and
              accrued expenses  ................................                520           (467)           229
                                                                       ------------     -----------    ----------
                  Net cash used for operating activities........             (5,399)        (4,813)        (2,889)
                                                                       ------------     -----------    ----------
Cash flows from investing activities:
     Purchases of property, plant and equipment.................               (335)        (2,311)          (345)
     Purchases of marketable securities.........................               (729)            --             --
                                                                       ------------     -----------    ----------
                  Net cash used for investing activities........             (1,064)        (2,311)          (345)
                                                                       ------------     -----------    ----------
Cash flows from financing activities:
     Long-term debt:
         Borrowings.............................................              1,108             --             70
         Payments...............................................               (108)          (175)          (126)
         Payment of financing costs.............................                 --            (10)            (3)
     Long-term debt, related party:
         Borrowings ............................................                 --             --          2,683
         Payments...............................................                 --             --         (1,667)
     Issuance of stock and warrants:
         Stock and warrants issued to Merck KGaA................                 --             --            300
         Initial public offering ...............................                 --             --         11,488
         Over-allotment exercise................................                 --          1,835             --
         Series A and Series B Preferred Stock issued ..........              6,138             --             --
                                                                       ------------     -----------    ----------
                  Net cash provided by financing activities.....              7,138          1,650         12,751
                                                                       ------------     -----------    ----------
Net increase (decrease) in cash and cash equivalents............                675         (5,474)         9,517
Cash and cash equivalents, beginning of period..................              4,044          9,518              1
                                                                       ------------     -----------    ----------
Cash and cash equivalents, end of period........................        $     4,719      $   4,044      $   9,518
                                                                       ============     ===========    ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest.....................................        $        51      $      40      $     215
                                                                       ============     ===========    ==========


For other supplemental disclosure of non-cash investing and financing activities, see Notes 2, 3, and 9.



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

     From its inception the Company has devoted substantially all of its efforts to improving and renovating the Facility, establishing policies and procedures to bring the Facility into compliance with cGMP, and obtaining all government approvals necessary to begin operating the Facility. On July 11, 1997 the Company was notified that, following an inspection, FDA had determined that Global's Tetracycline Hydrochloride 250 mg capsules had been validated. The FDA subsequently determined that sufficient data was available to assign an expiration date to the product's label and the Company began shipping the product in September 1997. On December 12, 1997, the FDA notified Global that its Tetracycline Hydrochloride 500 mg capsules had been validated and upon the subsequent determination by the FDA that sufficient data was available to assign expiration date to the product's label, the Company began shipping the product in December 1997. On January 12, 1998, the Company was notified that Global's Chloroquine Phosphate 250 mg tablets had been validated and, in addition, the FDA had no objections to the Company marketing Methyltestosterone 25 mg tablets. Global began shipping both products in January 1998. Since Global commenced operations, the FDA has routinely inspected and approved the work necessary for each of Global's product introductions. On January 29, 1998, the FDA informed the Company that product-by-product inspections and authorizations would no longer be required for the Company's current ANDA product portfolio.

       The Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 until the fourth quarter of 1997 when the Company determined it had begun operations.


     Organization

     The Company was incorporated in Florida on April 20, 1993 ("Inception"). On March 29, 1995, the Company reincorporated in Delaware through a merger with a wholly-owned subsidiary of the same name by exchange of the Company's common stock for 1.814 shares of common stock of the wholly owned subsidiary (the "Reincorporation").

     On April 6, 1995, the Company was the surviving corporation in a merger (the "Merger") with a shell acquisition corporation ("Toledex") which had been incorporated in Delaware in March 1995. The Merger was effected to recapitalize the Company; shareholders of Toledex provided loan commitments of up to $3 million to the Company simultaneous with the Merger (see Note 7). At the time of Merger, Toledex had no assets or liabilities, and 78% of its common stock was held by stockholders of the Company; accordingly, the assets and liabilities of the Company subsequent to the Merger are recorded at historical cost in a manner similar to a pooling of interests.

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

                       GLOBAL PHARMACEUTICAL CORPORATION

     On July 29, 1997, the Company received a $758,000 loan from the Pennsylvania Industrial Development Authority ("PIDA") at 3.75% annually fixed for 15 years and a $350,000 loan from the Delaware River Port Authority ("DRPA") via the Pennsylvania Industrial Development Corporation ("PIDC") at 5.00% annually fixed for 10 years. These loans were partially used to fund capital projects, and are secured by land, building and building improvements. From these proceeds, $729,000 was invested in interest bearing certificates of deposit owned by the Company and pledged as additional collateral for these loans.

     The Company completed an initial closing of $1,185,000 of its Series A mandatorily redeemable convertible Preferred Stock on August 19, 1997 and a subsequent closing of $150,000 on September 24, 1997. The Company filed a S-3 Registration Statement covering an aggregate of 1,200,000 shares of common stock, which became effective on October 22, 1997.

     In addition, the Company completed the closing of $5 million of its Series B mandatorily redeemable convertible Preferred Stock on December 1, 1997. The Company filed a S-3 Registration Statement covering an aggregate of 1,818,182 shares of common stock, which became effective on February 9, 1998.

     The Company has expended significant funds to purchase production and laboratory equipment, and to develop its sales and marketing and product development activities. With the commencement of operations in the fourth quarter of 1997, the Company believes it will require additional financing in 1998 for working capital requirements which it believes will not exceed $1.5 million. The Company believes that such financing is available through asset-based debt financing, collaborative arrangements with corporate partners, or through other sources, although there can be no assurance that such funds will be available on terms and conditions acceptable to the Company. The Company's failure to obtain sufficient financing or to produce and sell sufficient quantities of its products, would adversely affect its development and operating plans.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and cash equivalents

     Cash and cash equivalents are stated at cost which approximates market value. Cash equivalents include only securities having a maturity of three months or less at the time of purchase.

     Concentration of credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, investments, and accounts receivable. The Company limits its credit risk associated with cash, cash equivalents and investments by placing its investments with highly rated money market funds, U.S. Government securities, treasury bills and short-term commercial paper. The Company limits its credit risk with respect to accounts receivable by performing ongoing credit evaluations and, when deemed necessary, requiring letters of credit, guarantees, or collateral.

     Inventories

     Inventories are stated at the lower of cost (determined on the basis of first-in, first-out) or market. The Company considers product costs as inventory once products receive FDA approval.

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

                      GLOBAL PHARMACEUTICAL CORPORATION

     Intangible assets

     Intangible assets are comprised of ANDAs, NDAs and NADAs acquired from Richlyn and are recorded at fair value. Amortization is recognized on a straight-line basis over a five year period starting on October 1, 1997, when operations commenced.

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

     Investments

         The Company's investments other than cash equivalents are classified as "held-to-maturity" based upon the nature of the investments, their ultimate maturity date, the restrictions imposed by the PIDA & PIDC loan agreements dated July 29, 1997 (See Note 8) and management's intention with respect to holding the securities. Realized gains and losses are determined on the basis of specific identification of the securities sold. At December 31, 1997, the cost of the Company's investments approximate fair value.

     Revenue recognition

     Sales are recorded upon shipment of products.

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

     Earnings per share

     Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 - "Earnings per share" (SFAS No. 128), effective for 1997. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding have been used to calculate both basic earnings per share and diluted earnings per share as the inclusion of the potential common shares would be anti-dilutive.

     The earnings per share for 1995 were restated to meet the SFAS No. 128 and Staff Accounting Bulletin No. 98 (SAB No. 98) requirements.

     Accounting for stock-based compensation

          In October 1995, SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be recognized as compensation expense in the income statement, or be disclosed as a pro forma effect on net

                      GLOBAL PHARMACEUTICAL CORPORATION
income in the footnotes to the Company's financial statements. As of December 31, 1996, the Company adopted SFAS 123 on a disclosure basis only.

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

3.   RELATED PARTY TRANSACTIONS

     On November 8, 1995, the Company entered into an agreement ( the "Genpharm Agreement") with Genpharm, Inc., a Canadian corporation ("Genpharm"), an indirect subsidiary of Merck KGaA. Subsequently, in January 1997, the Company revised its agreement with Genpharm, pursuant to which the Company shall supply packaging with respect to Genpharm's United States Ranitidine production requirements based on a five-year cost-plus and percentage of profits compensation arrangement following the receipt of the requisite FDA Ranitidine approvals.

     In addition to the packaging of Ranitidine, the Genpharm Agreement provides the Company with the opportunity to develop products with the assistance of Merck KGaA that are marketed outside the U.S. Development is currently underway with respect to the two products previously selected, with one ANDA having been filed in January 1998 and the second ANDA anticipated to be filed by the Company by the end of the first quarter of 1998.

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

4.   INVENTORIES

     Inventories consist of the following:

                                                      December 31,
                                              -------------------------------
                                                    1997           1996
                                                    ----           ----
                                                 (dollars in thousands)
Raw materials ...........................        $    44         $   --
Finished goods ..........................            342             --
                                                 -------         ------
                                                 $   386         $   --
                                                 =======         ======

                      GLOBAL PHARMACEUTICAL CORPORATION

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                 Estimated            December 31,
                                                                useful life      --------------------
                                                                  (years)         1997           1996
                                                                  -------         ----           ----
                                                                                (dollars in thousands)
Land ...................................................                        $     53       $     53
Building................................................             25              212            212
Building improvements...................................             15            2,983          1,900
Production equipment....................................             10            1,097          1,039
Laboratory equipment....................................              7              610            626
Office furniture and equipment..........................              5              157            117
Construction in progress  ..............................             --                7            836
                                                                                --------       --------
                                                                                $  5,119       $  4,783
Less: Accumulated depreciation..........................                           1,042            648
                                                                                --------       --------
                                                                                $  4,077       $  4,135
                                                                                ========       ========

6.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                                       December 31,
                                                                                       ------------
                                                                                   1997           1996
                                                                                   ----           ----
                                                                                     (in thousands)
Accrued maintenance and repairs.........................                        $     30       $     34
Accrued professional fees ..............................                             353            195
Accrued salaries and payroll expenses ..................                             109             40
Other accrued expenses..................................                             157            150
                                                                                --------       --------
                                                                                $    649       $    419
                                                                                ========       ========

7.   INCOME TAXES

     Due to the Company's losses during its development stage, no provision for income taxes is recorded for any period. The difference between the federal statutory tax rate and the Company's effective income tax rate is attributable to losses and future tax deductions for which no tax benefits have been recognized.

The net deferred tax balance is comprised of the tax effects of cumulative temporary differences, as follows:

                                                                                       December 31,
                                                                                       ------------
                                                                                   1997           1996
                                                                                   ----           ----
                                                                                      (in thousands)
Net operating losses....................................                        $  1,142       $     --
Deferred start-up and organization costs................                           6,140          4,734
Eurand development costs................................                              92             --
Depreciation and amortization...........................                             304            281
                                                                                --------       --------
   Gross deferred tax assets............................                           7,678          5,015
Deferred tax asset valuation allowance..................                          (7,678)        (5,015)
                                                                                --------       --------
                                                                                $     --       $     --
                                                                                ========       ========

     Due to historical losses incurred by the Company and limitations on the future use of net operating losses due to changes in the Company's ownership, a full valuation allowance for net deferred tax assets has been provided. If the Company achieves profitability, certain of these net deferred tax assets would be available to offset future income taxes.

                      GLOBAL PHARMACEUTICAL CORPORATION

8.   LONG-TERM DEBT

                                                                               December 31,
                                                                               ------------
                                                                           1997           1996
                                                                           ----           ----
                                                                              (in thousands)
2% loan payable in 180 monthly installments of $6,602
   commencing June 1, 1994 through May 1, 2009.............             $    808        $   867
3.75% loan payable in 84 monthly installments of $3,672
   commencing January 1, 1994, with a balance of $304,000
   due on December 1, 2000 ................................                  393            420
3.75% loan payable in 180 monthly installments of $5,513
   commencing September 1, 1997, through August 1, 2012 ...                  745             --
5% loan payable in 120 monthly installments of $3,712
   commencing September 1, 1997, through August 1, 2007 ...                  341             --
                                                                        --------        -------
                                                                           2,287          1,287
Less: Current portion of long-term debt....................                 (158)           (90)
                                                                        --------        -------
                                                                        $  2,129        $ 1,197
                                                                        ========        =======

     On October 15, 1993, the Company received a $500,000 loan from PIDC. The loan is secured by the Company's equipment. On April 18, 1994, the Company received a $1,026,000 loan from PIDA. The loan is secured by land, building and building improvements. On July 29, 1997, the Company received a $758,000 loan from the PIDA and a $350,000 loan from the DRPA via the PIDC. Both loans are secured by land, building and building improvements and an additional collateral of $729,000, invested in interest bearing Certificates of Deposit owned by the Company.

     The PIDA and PIDC loans contain financial and non-financial covenants, including certain covenants regarding levels of employment which were not effective until the Company commences operations. The Company received a waiver with respect to a non-financial covenant.

     Scheduled maturities of long-term debt as of December 31, 1997 are as follows:

                           1998..................         $  158,000
                           1999..................            165,000
                           2000..................            472,000
                           2001..................            144,000
                           2002..................            148,000
                           Thereafter............          1,200,000
                                                          ----------
                                    Total ......          $2,287,000

     In connection with the Merger, the Toledex stockholders committed to make loans to the Company. In connection with the IPO, on December 19, 1995, all loan and accrued interest thereon, were converted into common stock, and the commitments to make loans terminated.

9.   MANDATORILY REDEEMABLE PREFERRED STOCK

     The Company's Board of Directors authorized and designated, 60,000 and 50,000 shares of Preferred Stock as Series A Preferred and Series B Preferred, respectively, with all shares priced at $100 per share. In August and September 1997, the Company issued Series A Preferred Stock of 13,350 shares for an aggregate purchase price of $1,335,000. On December 1, 1997, the Company issued Series B Preferred Stock to certain accredited investors of 50,000 shares for an aggregate purchase price of $5,000,000.

     At the option of the holder, each share of Series A Preferred and Series B Preferred Stock is convertible into that number of shares of the Company's common stock as is determined by dividing the liquidation value of $100 per share by the conversion price. The conversion price is the lower of $2.75 per share or the average closing sale price of the common stock for the five trading days immediately preceding conversion but in no event less than $2.00 per share. In the event the Company, within eighteen months from Preferred Stock issuance, issues and sells more than $1 million of additional shares of common stock (or securities convertible into common stock) for a consideration per share of common stock of less than $2.75, the conversion price will be reduced to a price equal to the consideration per share for which the additional shares are sold. The difference between the $2.75 per share

                     GLOBAL PHARMACEUTICAL CORPORATION
conversion price and the market value of the common stock on the dates of the issuance of Preferred Stock has been recorded as a Preferred Stock dividend. The Company recognized Preferred Stock dividends of $2,547,000 during 1997.

     Holders of the shares of Series A Preferred and Series B Preferred Stock vote on an as-converted basis, as a single class with all other stockholders of the Company.

     Each share of Preferred Stock is entitled to a liquidation preference equal to $100 per share before any distributions to holders of common stock, and is not entitled to dividends.

     The Company has the option to redeem outstanding shares of the Preferred Stock by paying the liquidation value for each share, provided that the closing sale price of the common stock is ten dollars or more per share for a consecutive twenty day trading period. Each holder of Preferred Stock shall be entitled to redeem any or all shares in the event that the Company breaches or fails to comply with its obligations under the respective Certificates of Designations or the Stock Purchase Agreements, to the extent that the breach or failure is material to or had a material adverse effect on the Company, and is not cured within thirty days.

10.   STOCKHOLDERS' EQUITY

   Preferred Stock

     The Company authorized 2,000,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"). The Company issued 63,350 shares of Preferred Stock which are classified in mandatorily redeemable preferred stock at December 31, 1997. (see note 9).

  Common Stock

     On December 19, 1995, the Company completed its IPO in which 1,650,000 shares of common stock were sold for net proceeds to the Company of $11,488,000. In connection with the IPO, the underwriter received an option to purchase up to 247,500 shares of common stock at $8.50 per share (the "over-allotment"). The underwriter exercised this option on January 29, 1996, at which time the Company sold 247,500 shares of common stock for net proceeds of $1,835,000.

11.  STOCK OPTIONS

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

         Effective December 19, 1997, the Company's Board of Directors approved the repricing of all outstanding options to $3.125 per share, the market value of common stock on that date. As a result, all outstanding options at December 19, 1997 were effectively rescinded and reissued at an exercise price of $3.125 per share. Options vest over a three to four year period and have a maximum term of ten years. The weighted average fair value of options granted during 1997 and 1996 was $2.03 and $3.37, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) no expected dividend yield in 1996 and 1997, (ii) expected stock price volatility of 30% in 1996 and 50% in 1997, (iii) weighted average risk free interest rate of 6% in 1996 and 5.89% in 1997, and (iv) expected life of options of five years in 1996 and 1997.

                        GLOBAL PHARMACEUTICAL CORPORATION

Stock option transactions were:

                                                        1997                      1996                         1995
                                             ----------------------------------------------------------------------------------
                                                         Weighted Avg                 Weighted Avg                 Weighted Avg
                                                           Exercise                     Exercise                     Exercise
                                               Shares        Price         Shares        Price          Shares         Price
                                              -------    ------------      ------     ------------      ------     ------------
Options outstanding at January 1              297,700       $8.53         236,000         $8.07             --         $  --
Granted                                       159,700       $7.42         111,700         $8.87        236,000         $8.07
Canceled                                      (20,600)      $8.64         (50,000)        $7.13             --         $  --
Rescinded                                    (426,800)      $8.23              --         $  --             --         $  --
Reissued                                      426,800       $3.13              --         $  --             --         $  --

Options outstanding at December 31            436,800       $3.13         297,700         $8.53        236,000         $8.07

Options exercisable at December 31            188,016                      75,306                            0
Options available for grant at December 31    113,200                     252,300                      164,000

         Had compensation cost for the Company's 1996 and 1997 grants for stock-based compensation plans been recognized under the provisions of SFAS 123, the Company's net loss, and net loss per common share for 1996 and 1997 would approximate the pro forma amounts below (in thousands, except for per share data):

                                     For the Year Ended               For the Year Ended               For the Year Ended
                                     December 31, 1997                December 31, 1996                 December 31, 1995
                                     ------------------               ------------------               ------------------
                                As Reported      Pro Forma      As Reported       Pro Forma        As Reported      Pro Forma
                                -----------      ---------      -----------       ---------        -----------      ---------
Net loss                          ($8,424)        ($8,871)        ($4,608)         ($4,817)         ($4,463)         ($4,469)
Net loss per common share         ($ 1.97)        ($ 2.07)        ($ 1.08)         ($ 1.13)         ($ 1.80)         ($ 1.80)


         The pro forma results may not be representative of the effect on reported operations for future years.

         At December 31, 1997, 436,800 options are outstanding with an exercise price of $3.128, and a weighted average remaining contractual life of 8.5 years. Of these options, 188,016 were exercisable at December 31, 1997.

12.   COMMITMENTS AND CONTINGENCIES

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

                        GLOBAL PHARMACEUTICAL CORPORATION

   Eurand America Agreement

     The Company is committed to payments of $300,000 for the development and supply of product batches necessary for clinical studies under the license and supply agreement entered into with Eurand America to develop a gastro-protected pancrelipase product, subject to Eurand's performance in accordance with the terms and conditions of the agreement. Annual minimum royalty payments will also become payable upon the shipment of the product.