Form 10-Q
period 1998-03-31
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1998-05-04
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------

                        Global Pharmaceutical Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                       65-0403311
   ------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)

             Castor & Kensington Aves., Philadelphia, PA    19124-5694
             ---------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)
                    Issuer's telephone number (215) 289-2220
                                              --------------

                                 Not Applicable
            -----------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         As of April 30, 1998, the number of shares outstanding of each of the issuer's classes of common equity was 4,465,597 shares of common stock ($0.01 par value).

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        GLOBAL PHARMACEUTICAL CORPORATION

                                  BALANCE SHEET

                 (in thousands, except share and per share data)

                                                                            March 31,           December 31,
                                                                              1998                  1997
                                                                          -----------           ------------
                                                                          (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents............................................ $   2,869             $   4,719

     Accounts receivable..................................................       681                   215
     Inventories..........................................................       558                   386
     Prepaid expenses and other...........................................        88                    46
                                                                           ---------             ---------
          Total current assets............................................     4,196                 5,366
Property, plant and equipment, net........................................     4,292                 4,077
Intangible assets, net of accumulated amortization of $59 and $59.........     1,059                 1,118
Deferred financing costs, net.............................................        30                    32
Investments...............................................................       729                   729
                                                                           ---------             ---------

          Total assets.................................................... $  10,306             $  11,322
                                                                           =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
     Current portion of long-term debt.................................... $     158             $     158
     Accounts payable.....................................................       739                   673
     Accrued expenses.....................................................       620                   649
                                                                           ---------             ---------
          Total current liabilities.......................................     1,517                 1,480
Long-term debt............................................................     2,090                 2,129
                                                                           ---------             ---------
                                                                               3,607                 3,609
                                                                           ---------             ---------

Mandatorily redeemable preferred stock:
     Series A mandatorily redeemable convertible preferred stock,
        13,350 shares outstanding, $.01 par value, redeemable at
        $100 per share ...................................................     1,335                 1,335
     Series B mandatorily redeemable convertible preferred stock,
        49,750 and 50,000 shares outstanding, $.01 par value,
        redeemable at $100 per share......................................     4,975                 5,000
                                                                           ---------             ---------
                                                                               6,310                 6,335
                                                                           ---------             ---------
Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 authorized 63,100
        and 63,350 shares issued and outstanding .........................        --                    --
     Common stock, $.01 par value, 10,000,000 authorized and
        4,295,962 and 4,286,871 shares issued and outstanding.............        43                    43
     Additional paid-in capital...........................................    19,311                19,311
     Accumulated deficit..................................................   (18,965)              (17,976)
                                                                           ---------             ---------
          Total stockholders' equity .....................................       389                 1,378
                                                                           ---------             ---------
          Total liabilities and stockholders' equity...................... $  10,306             $  11,322
                                                                           =========             =========



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF OPERATIONS

             (dollars in thousands, except share and per share data)


                                                  Three Months Ended
                                                  ------------------
                                                       March 31,
                                                       ---------
                                                  1998          1997
                                                  ----          ----

Net sales                                    $     898     $    ----

Cost of sales                                    1,157          ----
                                             ------------
Gross margin (loss)                               (259)         ----

Research and development                           592            50 *

Selling expenses                                   131            30 *

General and administrative                         389         1,119 *

Interest expense                                    22            13

Interest income                                    (62)          (42)

Other income                                      (404)         (120)

Other expense                                       62          ----
                                             ------------  ------------
Net loss                                     $    (989)    $  (1,050)
                                             ============  ============

Net loss per share (basic)                   $    (.23)    $    (.24)
                                             ============  ============

Net loss per share (diluted)                 $    (.23)    $    (.24)
                                             ============  ============

Weighted average common
  shares outstanding                         4,288,184     4,286,871
                                             ============  ============


*  Reclassified for comparative purposes.




   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        (dollars and shares in thousands)

                                                                                                                  Total
                                                             Common stock       Additional                     stockholders'
                                                         Number of     Par       paid-in      Accumulated        equity
                                                          shares      value      capital       deficit          (deficit)
                                                          ------      -----      -------       -------          ---------
Balances at December 31, 1994............................  1,942      $  19      $ 2,393      $ (3,028)         $    (616)

Issuance of common stock:
     Conversion of stockholder loans.....................    297          4        2,473            --              2,477
     Stock and warrants issued to Merck KGaA.............    150          1          299            --                300
     Sale of stock to Merck KGaA.........................     --         --          938            --                938
     Initial public offering on December 31, 1995........  1,650         16       11,472            --             11,488
Net loss.................................................     --         --           --        (4,463)            (4,463)
                                                          ------      -----      -------       -------          ---------
Balances at December 31, 1995............................  4,039         40       17,575        (7,491)            10,124
Issuance of common stock for over-allotment exercise
  on January 29, 1996....................................    248          3        1,832            --              1,835
Net loss.................................................     --         --           --        (4,608)            (4,608)
                                                          ------      -----      -------       -------          ---------
Balances at December 31, 1996............................  4,287         43       19,407       (12,099)             7,351
Issuance of convertible preferred stock..................     --         --        2,547            --              2,547

Accretion of preferred stock dividend....................     --         --       (2,547)           --             (2,547)

Expenses relating to issuance of Series A and Series B
  Preferred Stock........................................     --         --          (96)           --                (96)
Net loss.................................................     --         --           --        (5,877)            (5,877)
                                                          ------      -----      -------       -------          ---------

Balances at December 31, 1997............................  4,287         43       19,311       (17,976)             1,378
Conversion of Series B Preferred Stock into common
  stock..................................................      9         --           25            --                 25
Expenses relating to issuance of Series B
     Preferred Stock ....................................     --         --          (25)           --                (25)
Net loss ................................................     --         --           --          (989)              (989)
                                                          ------      -----      -------       -------          ---------
Balances at March 31, 1998...............................  4,296      $  43      $19,311      $(18,965)         $     389
                                                          ======      =====      =======       =======          =========



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)


                                                                                              Three Months Ended
                                                                                              ------------------
                                                                                                   March 31,
                                                                                                   ---------
                                                                                              1998          1997
                                                                                              ----          ----
Cash flows from operating activities:
     Net loss...................................................................           $  (989)      $(1,050)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization .........................................               177            90
         Change in assets and liabilities:
              (Increase)in accounts receivable..................................              (466)           --
              (Increase) in inventory...........................................              (172)         (141)
              (Increase) in prepaid expenses and other assets ..................               (40)          (20)
              Increase (decrease) in accounts payable and accrued
              expenses..........................................................                37          (293)
                                                                                             -----         ------
                  Net cash used for operating activities .......................            (1,453)       (1,414)
                                                                                             -----         ------
Cash flows from investing activities:
     Purchases of property, plant and equipment.................................              (333)         (249)
                  Net cash used for investing activities........................              (333)         (249)
Cash flows from financing activities:
     Long-term debt repayments..................................................               (39)          (30)
     Issuance of stock and warrants:
         Costs associated with issuance of Series B Preferred Stock.............               (25)           --
                                                                                             -----         ------
                  Net cash used for financing activities .......................               (64)          (30)
                                                                                             -----         ------
Net (decrease) in cash and cash equivalents.....................................            (1,850)       (1,693)
                                                                                             -----         ------
Cash and cash equivalents, beginning of period .................................             4,719         4,044
                                                                                             -----         ------
Cash and cash equivalents, end of period........................................           $ 2,869       $ 2,351
                                                                                             -----         ------
Supplemental disclosure of cash flow information:
     Cash paid for interest ....................................................           $    21       $    13
                                                                                             =====         ======

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               Three Months Ended
                        March 31, 1998 and March 31, 1997

     When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

         The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain and maintain governmental approvals, the ability to adequately fund its operating requirements, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, the availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

        These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations expected for the year ending December 31, 1998.

         In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     During the three months ended March 31, 1998, the Company commenced shipments of the following new products: Chloroquine Phosphate 250 mg tablets, an antimalarial medication, Methyltestosterone 10 mg and 25 mg tablets, an androgenic steroid and Guaifenesin/Pseudoephedrine ER 600 mg/120 mg tablets, a cold and cough product.

Results of Operations

     The Company's net loss for the three months ended March 31, 1998 was $989,000, as compared to a net loss of $1,050,000 in the same period in 1997.

     The net sales for the three months ended March 31, 1998 were $898,000, as compared to zero in the comparable period in 1997, during which time Global was still a development stage company. Upon receipt of FDA notification indicating compliance with Current Good Manufacturing Practices ("cGMP's"), the Company became operational in the quarter ended December 31, 1997.

     The cost of sales of $1,157,000 for the three months ended March 31, 1998 had associated cost of goods sold of $451,000 and an unabsorbed manufacturing overhead of $706,000 representing the under capacity utilization of the plant and infrastructure. For the three months ended March 31, 1997, the comparable operational costs were estimated at $709,000 and were reported as part of the general and administrative expenses.

     The research and development costs for the three months ended March 31, 1998 were $592,000; the research and development costs for the three months ended March 31, 1997 were estimated at $50,000 and were reported as part of the general and administrative expenses.

     The selling expenses for the three months ended March 31, 1998 were $131,000; the selling expenses for the three months ended March 31, 1997 were estimated at $30,000 and were reported as part of the general and administrative expenses.

     The general and administrative expenses were $389,000 for the three months ended March 31, 1998 as compared to an estimated $410,000 for the same period in 1997. The amount reported as general and administrative expenses for the three months ended March 31, 1997, when Global was still a development stage company, was $1,199,000, and included operational, research and development and selling expenses, as previously indicated.

     The interest expense was $22,000 for the three months ended March 31, 1998 as compared to $13,000 in the same period of 1997 due to additional borrowings from the Pennsylvania Industrial Development Authority ("PIDA") and the Delaware River Port Authority ("DRPA") through the Philadelphia Industrial Development Corporation ("PIDC").

     The interest income was $62,000 for the three months ended March 31, 1998 as compared to $42,000 in the same period of 1997 due to an increase in investments in cash equivalents resulting from the Series B Preferred Stock financing.

     The other income of $404,000 for the three months ended March 31, 1998 included the first payment of $402,000 for the U.S. Ranitidine profit distribution from Genpharm, Inc. ("Genpharm"). The other income of $120,000 generated during the three months ended March 31, 1997 was due primarily to an amount received from a supplier for a claim relating to unacceptable materials purchased from the supplier.

     The other expense of $62,000 for the three months ended March 31, 1998 represents amounts due to a sales organization for a one time non-repeating profit sharing arrangement for the distribution of one of the Company's products.

Liquidity and Capital Resources

     On July 29, 1997 the Company received a $758,000 loan from PIDA at 3.75% annually fixed for 15 years and a $350,000 loan from the DRPA via PIDC at 5% annually fixed for 10 years. These loans were partially used to fund capital projects, and are secured by land, building and building improvements. The remaining proceeds of $729,000 were invested in interest bearing Certificates of Deposit owned by the Company and pledged as additional collateral for these loans.

     The Company sold 13,350 shares of its Series A Mandatorily Redeemable Convertible Preferred Stock in the third quarter of 1997 for approximately $1.3 million. In addition, the Company completed the closing of $5 million of its Series B Mandatorily Redeemable Convertible Preferred Stock in December, 1997.

     The Company has expended significant funds to purchase production and laboratory equipment, and to develop its sales and marketing and product development activities. With the commencement of operations in the fourth quarter of 1997, the Company believes it will require additional financing in 1998 for working capital requirements. The Company believes that such financing is available through asset-based debt financing, collaborative arrangements with corporate partners, or through other sources, although there can be no assurance that such funds will be available on terms and conditions acceptable to the Company.

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

                                  GLOBAL PHARMACEUTICAL CORPORATION


                    By: /s/ MAX L. MENDELSOHN
               -------------------------------------
               President and Chief Executive Officer       (Principal Executive
                                                                 Officer)

                    By: /s/ CORNEL C. SPIEGLER
                   ---------------------------------
                     Chief Financial Officer,              (Principal Financial
                   Vice President--Administration              and Accounting
                                                                 Officer)