Form 10QSB
period 1998-06-30
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1998-08-06
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998
                                            --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------

                        Global Pharmaceutical Corporation
                 -----------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                                              65-0403311
--------------------------------                          ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

             Castor & Kensington Aves., Philadelphia, PA 19124-5694
    -----------------------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number (215) 289-2220
                                              ---------------

                                 Not Applicable
          -----------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----      ------

         As of July 31, 1998, the number of shares outstanding of each of the issuer's classes of common equity was 4,465,597 shares of common stock ($0.01 par value).

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        GLOBAL PHARMACEUTICAL CORPORATION

                                  BALANCE SHEET

                 (in thousands, except share and per share data)


                                                                             June 30,           December 31,
                                                                               1998                 1997
                                                                           ----------           ------------
                                                                           (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents......................................        $    979              $  4,719
     Accounts receivable............................................           1,136                   215
     Inventories....................................................             569                   386
     Prepaid expenses and other.....................................             100                    46
                                                                            --------              --------
          Total current assets.......................................          2,784                 5,366
Property, plant and equipment, net...................................          4,223                 4,077
Intangible assets, net of accumulated amortization of $118 and $59...          1,000                 1,118
Deferred financing costs, net........................................             33                    32
Investments..........................................................            729                   729
                                                                             -------              --------
          Total assets................................................       $ 8,769              $ 11,322
                                                                             =======              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt................................       $   158              $    158
     Accounts payable.................................................           625                   673
     Accrued expenses.................................................           591                   649
                                                                             -------              --------
          Total current liabilities...................................         1,374                 1,480
Long-term debt........................................................         2,050                 2,129
                                                                             -------              --------
                                                                               3,424                 3,609
                                                                             -------              --------
Mandatorily redeemable preferred stock:
     Series A mandatorily redeemable convertible preferred stock,
       12,400 shares and 13,350 shares, respectively, outstanding,
       $.01 par value, redeemable at $100 per share...................         1,240                 1,335
     Series B mandatorily redeemable convertible preferred stock,
        46,035 shares and 50,000 shares, respectively, outstanding,
        $.01 par value, redeemable at $100 per share .................         4,603                 5,000
                                                                             -------              --------
                                                                               5,843                 6,335
                                                                             -------              --------
Stockholders' equity:
     Preferred stock, $.01 par value, 2,000,000 authorized 58,435
        and 63,350 shares issued and outstanding .....................           --                    --
     Common stock, $.01 par value, 10,000,000 authorized and
        4,465,597 shares and 4,286,871 shares, respectively, issued
        and outstanding................................................           45                    43
     Additional paid-in capital........................................       19,780                19,311
     Accumulated deficit...............................................      (20,323)              (17,976)
                                                                             -------              --------
          Total stockholders' equity ..................................         (498)                1,378
                                                                             -------              --------
          Total liabilities and stockholders' equity...................      $ 8,769              $ 11,322
                                                                             =======              ========

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF OPERATIONS

             (dollars in thousands, except share and per share data)



                                                       Three Months Ended             Six Months Ended
                                                       ------------------             ----------------
                                                            June 30,                       June 30,
                                                            --------                       --------
                                                           (unaudited)                    (unaudited)
                                                       1998           1997            1998           1997
                                                       ----           ----            ----           ----

Net Sales                                           $    1,020     $      --         $    1,918     $    --

Cost of sales                                            1,098            --              2,255          --
                                                    ----------    ----------         ----------    --------

Gross margin (loss)                                        (78)           --               (337)         --

Research and development (see note 2)                      655            --              1,247          --

Selling expenses (see note 2)                              254            --                385          --

General and administrative (see note 2)                    400         1,411                789       2,610

Interest expense                                            17             7                 39          20

Interest income                                            (36)          (21)               (98)        (63)

Other income                                               (20)           --               (424)       (120)

Other expense                                               10            --                 72         --
                                                    ----------    ----------         ----------    --------
Net loss                                            $   (1,358)   $   (1,397)        $   (2,347)   $ (2,447)
                                                    ==========    ==========         ==========    ========
Net loss per share (basic)                          $    (0.31)   $    (0.33)        $    (0.54)   $  (0.57)
                                                    ==========    ==========         ==========    ========
Net loss per share (diluted)                        $    (0.31)   $    (0.33)        $    (0.54)   $  (0.57)
                                                    ==========    ==========         ==========    ========
Weighted average common shares outstanding          $4,451,855    $4,286,871         $4,370,472    4,286,871
                                                    ==========    ==========         ==========    =========



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        (dollars and shares in thousands)



                                                            Common stock                                          Total
                                                            ------------        Additional                     stockholders'
                                                        Number of       Par       paid-in      Accumulated        equity
                                                         shares        value      capital        deficit         (deficit)
                                                        ----------    -------   ----------     ------------    ------------
Balances at December 31, 1994........................     1,942        $ 19      $  2,393        $ (3,028)       $  (616)
Issuance of common stock:
  Conversion of stockholder loans....................       297           4         2,473              --          2,477
  Stock and warrants issued to Merck KGaA............       150           1           299              --            300
  Sale of stock to Merck KGaA........................        --          --           938              --            938
  Initial public offering on December 31, 1995.......     1,650          16        11,472              --         11,488
Net loss.............................................        --          --            --          (4,463)        (4,463)
                                                         ------        ----       -------        --------        -------
Balances at December 31, 1995........................     4,039          40        17,575          (7,491)        10,124
Issuance of common stock for over-allotment exercise
  on January 29, 1996................................       248           3         1,832              --          1,835
Net loss.............................................        --          --            --          (4,608)        (4,608)
                                                         ------        ----       -------        --------        -------
Balances at December 31, 1996........................     4,287          43        19,407         (12,099)         7,351
Issuance of convertible preferred stock..............        --          --         2,547              --          2,547
Accretion of preferred stock dividend................        --          --        (2,547)             --         (2,547)
Expenses relating to issuance of Series A and
  Series B Preferred Stock...........................        --          --           (96)             --            (96)
Net loss.............................................        --          --            --          (5,877)        (5,877)
                                                         ------        ----       -------        --------        -------
Balances at December 31, 1997........................     4,287          43        19,311         (17,976)         1,378
Conversion of Series A Preferred Stock into common
  stock..............................................        35          --            95              --             95
Issuance of Warrants.................................        --          --            10              --             10
Conversion of Series B Preferred Stock into common
  stock..............................................       144           2           396              --            398
Expenses relating to issuance of Series B
  Preferred Stock ...................................        --          --           (32)                           (32)
Net loss ............................................        --          --            --          (2,347)        (2,347)
                                                         ------        ----       -------        --------        -------
Balances at June 30, 1998............................     4,466        $ 45       $19,780        $(20,323)       $  (498)
                                                         ======        ====       =======        ========        =======




   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)



                                                                                      Six Months Ended
                                                                                      ----------------
                                                                                           June 30,
                                                                                           --------
                                                                                      1998          1997
                                                                                      ----          ----
Cash flows from operating activities:
    Net loss...............................................................        $ (2,347)      $(2,447)
    Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization .......................................             358           191
      Expenses paid through issuance of warrants ..........................              10            --
      Change in assets and liabilities:
        (Increase) in accounts receivable..................................            (921)           --
        (Increase) in inventory............................................            (183)         (112)
        (Increase) in prepaid expenses and other assets ...................             (55)          (20)
        (Decrease) in accounts payable and accrued expenses ...............            (104)         (345)
                                                                                    -------        ------
            Net cash used for operating activities ........................          (3,242)       (2,733)
                                                                                    -------        ------
Cash flows from investing activities:
     Purchases of property, plant and equipment............................            (386)         (301)
                                                                                    -------        ------
            Net cash used for investing activities.........................            (386)         (301)
                                                                                    -------        ------
Cash flows from financing activities:
    Long-term debt repayments..............................................             (80)          (45)
    Issuance of stock and warrants:
        Costs associated with issuance of Series B Preferred Stock.........             (32)           --
                                                                                    -------        ------
            Net cash used for financing activities ........................            (112)          (45)
                                                                                    -------        ------
Net (decrease) in cash and cash equivalents................................          (3,740)       (3,079)
Cash and cash equivalents, beginning of period.............................         $ 4,719       $ 4,044
                                                                                    -------        ------
Cash and cash equivalents, end of period...................................             979           965
                                                                                    =======        ======
Supplemental disclosure of cash flow information:
    Cash paid for interest.................................................         $    39       $    20
                                                                                    =======       =======




   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                Six Months Ended
                         June 30, 1998 and June 30, 1997

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

     Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results of operations expected for the year ending December 31, 1998.

     In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

     Note 2: The amount reported as general and administrative expenses for the three months and six months ended June 30, 1997, when the Company was still a developmental stage company, was $1,411,000 and $2,610,000, respectively, and included operational, research and development and selling expenses.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     During the three months ended June 30, 1998, the Company commenced shipments of the following new products: Mephobarbital 32 mg, 50 mg and 100 mg tablets, a sedative, and Lipram (Pancrelipase) 10,000 unit capsules. The Lipram 10,000 unit capsule complements the 4,500 unit strength Lipram product which the Company began shipping in 1997. Both Lipram products are marketed and sold under an exclusive agreement with Eurand America, a unit of American Home Products. During July 1998, the Company has commenced shipments of another new product, Promethazine Hydrochloride 25 mg tablets, an antihistamine.

Results of Operations

     The Company's net loss for the three months ended June 30, 1998 was $1,358,000, as compared to a net loss of $1,397,000 in the same period in 1997.

     The net sales for the three months ended June 30, 1998 were $1,020,000, as compared to zero in the comparable period in 1997, during which time Global was still a development stage company. Upon receipt of FDA notification indicating compliance with Current Good Manufacturing Practices ("cGMP's"), the Company became operational in the quarter ended December 31, 1997.

     The cost of sales of $1,098,000 for the three months ended June 30, 1998 had associated cost of goods sold of $461,000 and an unabsorbed manufacturing overhead of $637,000 representing the under capacity utilization of the plant and infrastructure. For the three months ended June 30, 1997, the comparable operational costs were estimated at $835,000 and were reported as part of the general and administrative expenses.

     The research and development costs for the three months ended June 30, 1998 were $655,000; the research and development costs for the three months ended June 30, 1997 were estimated at $58,000 and were reported as part of the general and administrative expenses.

     The selling expenses for the three months ended June 30, 1998 were $254,000; the selling expenses for the three months ended June 30, 1997 were estimated at $68,000 and were reported as part of the general and administrative expenses.

     The general and administrative expenses were $400,000 for the three months ended June 30, 1998 as compared to an estimated $450,000 for the same period in 1997. The amount reported as general and administrative expenses for the three months ended June 30, 1997, when Global was still a development stage company, was $1,411,000, and included operational, research and development and selling expenses, as previously indicated.

     The interest expense was $17,000 for the three months ended June 30, 1998 as compared to $7,000 in the same period of 1997, due to additional borrowings from the Pennsylvania Industrial Development Authority ("PIDA") and the Delaware River Port Authority ("DRPA") through the Philadelphia Industrial Development Corporation ("PIDC").

     The interest income was $36,000 for the three months ended June 30, 1998 as compared to $21,000 in the same period of 1997 due to an increase in investments in cash equivalents resulting from the Series B Preferred Stock financing.

     The Company's net loss for the six months ended June 30, 1998 was $2,347,000, as compared to a net loss of $2,447,000 in the same period in 1997.

     The net sales for the six months ended June 30, 1998 were $1,918,000, as compared to zero in the comparable period in 1997, during which time Global was still a development stage company.

     The cost of sales of $2,255,000 for the six months ended June 30, 1998 had associated cost of goods sold of $912,000 and an unabsorbed manufacturing overhead of $1,343,000 representing the under capacity utilization of the plant and infrastructure. For the six months ended June 30, 1997, the comparable operational costs were estimated at $1,544,000 and were reported as part of the general and administrative expenses.

     The research and development costs for the six months ended June 30, 1998 were $1,247,000; the research and development costs for the six months ended June 30, 1997 were estimated at $108,000 and were reported as part of the general and administrative expenses.

     The selling expenses for the six months ended June 30, 1998 were $385,000; the selling expenses for the six months ended June 30, 1997 were estimated at $98,000 and were reported as part of the general and administrative expenses.

     The general and administrative expenses were $789,000 for the six months ended June 30, 1998 as compared to an estimated $860,000 for the same period in 1997. The amount reported as general and administrative expenses for the six months ended June 30, 1997, when Global was still a development stage company, was $2,610,000, and included operational, research and development and selling expenses, as previously indicated.

     The interest expense was $39,000 for the six months ended June 30, 1998 as compared to $20,000 in the same period of 1997 due to additional borrowings from the PIDA and the DRPA through the PIDC.

     The interest income was $98,000 for the six months ended June 30, 1998 as compared to $63,000 in the same period of 1997 due to an increase in investments in cash equivalents resulting from the Series B Preferred Stock financing.

     The other income of $424,000 for the six months ended June 30, 1998 included payments of $417,000 for the U.S. Ranitidine profit distribution from Genpharm, Inc. ("Genpharm"). The other income of $120,000 generated during the six months ended June 30, 1997 was due primarily to an amount received from a supplier for a claim relating to unacceptable materials purchased from the supplier.

     The other expense of $72,000 for the six months ended June 30, 1998 represents amounts due to a sales organization for a one time non-repeating profit sharing arrangement for the distribution of one of the Company's products.

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

     On July 23, 1998, the Company entered into a revolving credit facility with GE Capital, providing funding to the Company of up to $5 million based on levels of accounts receivable and inventory. This credit facility is for 3 years and is expected to be used for working capital needs.

     The Company believes that it may require additional financing to fund the expansion of product development activities. The Company expects to be able to obtain such financing through equity financing, collaborative arrangements with corporate partners, or through other sources, although no assurance can be given that any financing will be available to the Company on acceptable terms, if at all.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:  None Applicable.
Item 2.  Changes in securities:  None Applicable
Item 3.  Defaults Upon Senior Securities:  None Applicable
Item 4.  Submission of Matters to a Vote of Security Holders:

At the Company's Annual Meeting of Stockholders held on May 12, 1998, the following actions were approved, by the votes indicated:

1. Seven directors were elected:

Philip R. Chapman          5,625,847   For          1,900    Against/Withheld       0    Abstaining
                           ---------                -----                           -
Gary Escandon              5,625,847   For          1,900    Against/Withheld       0    Abstaining
                           ---------                -----                           -
George F. Keane            5,624,847   For          2,900    Against/Withheld       0    Abstaining
                           ---------                -----                           -
Michael Markbreiter        5,623,847   For          3,900    Against/Withheld       0    Abstaining
                           ---------                -----                           -
Max L. Mendelsohn          5,625,847   For          1,900    Against/Withheld       0    Abstaining
                           ---------                -----                           -
John W. Rowe, M.D.         5,624,847   For          2,900    Against/Withheld       0    Abstaining
                           ---------                -----                           -
Udi Toledano               5,625,847   For          1,900    Against/Withheld       0    Abstaining
                           ---------                -----                           -


2. The Company's 1995 Stock Incentive Plan was amended to increase the number of shares of Common Stock issuable thereunder and to provide for an annual grant of stock options to certain non-employee directors.


5,321,437   For             305,010       Against/Withheld              1,300     Abstaining
---------                   -------                                     -----


3. The appointment of Price Waterhouse LLP as the Company's independent accountants for the year ending December 31, 1998 was ratified.

5,627,547   For             200              Against/Withheld           0            Abstaining
---------                   ---                                         -

Item 5.  Other Information: None Applicable
Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              10.45 Employment agreement by and between the Company and Barry Edwards dated March 25, 1998.

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

                                           GLOBAL PHARMACEUTICAL CORPORATION


                By: /s/ MAX L. MENDELSOHN
                    -------------------------------------
                    President and Chief Executive Officer        (Principal
                                                              Executive Officer)

                By: /s/ CORNEL C. SPIEGLER
                    -------------------------------------
                        Chief Financial Officer,            (Principal Financial
                     Vice President--Administration            and Accounting
                                                                   Officer)