Form 10QSB
period 1998-09-30
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1998-11-13
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                        Global Pharmaceutical Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                             65-0403311
 ---------------------------------------------------------------------------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

      Castor & Kensington Aves., Philadelphia, PA            19124-5694
      -----------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number (215) 289-2220
                                              --------------
                                 Not Applicable
               -------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X       No
                                    -------       --------

     As of November 2, 1998, the number of shares outstanding of each of the issuer's classes of common equity was 4,510,597 shares of common stock ($0.01 par value).

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        GLOBAL PHARMACEUTICAL CORPORATION

                                  BALANCE SHEET
                                   (unaudited)
                 (in thousands, except share and per share data)


                                                                          September 30,    December 31,
                                                                               1998            1997
                                                                          -------------    ------------
ASSETS
Current assets:
     Cash and cash equivalents .....................................        $    647         $  4,719
     Accounts receivable ...........................................           1,378              215
     Inventories ...................................................             644              386
     Prepaid expenses and other ....................................              58               46
                                                                            --------         --------
          Total current assets .....................................           2,727            5,366

Property, plant and equipment, net .................................           4,138            4,077
Intangible assets, net of accumulated amortization of $178 and $59 .             941            1,118
Deferred financing costs, net ......................................              27               32
Investments ........................................................             684              729
                                                                            --------         --------
          Total assets .............................................        $  8,517         $ 11,322
                                                                            ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
     Current portion of long-term debt .............................        $    161         $    158
     Short-term debt ...............................................             706               --
     Accounts payable ..............................................             518              673
     Accrued expenses ..............................................             696              649
                                                                            --------         --------
          Total current liabilities ................................           2,081            1,480
Long-term debt .....................................................           2,007            2,129
                                                                            --------         --------
                                                                               4,091            3,609
                                                                            --------         --------

Mandatorily redeemable preferred stock:
     Series A mandatorily redeemable convertible preferred stock,
        12,400 shares and 13,350 shares, respectively, outstanding,
        $.01 par value, redeemable at $100 per share ...............           1,240            1,335
     Series B mandatorily redeemable convertible preferred stock,
        45,045 shares and 50,000 shares, respectively, outstanding,
        $.01 par value, redeemable at  $100 per share ..............           4,505            5,000
                                                                            --------         --------
                                                                               5,745            6,335
                                                                            --------         --------
Stockholders' equity/(deficit)
     Preferred stock, $.01 par value, 2,000,000 authorized 57,445
        and 63,350 shares issued and outstanding ...................              --               --
     Common stock, $.01 par value, 10,000,000 authorized and
        4,510,597 shares and 4,286,871 shares, respectively, issued
        and outstanding ............................................              45               43
     Additional paid-in capital ....................................          19,878           19,311
     Accumulated deficit ...........................................         (21,239)         (17,976)
                                                                            --------         --------
          Total stockholders' equity ...............................          (1,316)           1,378
                                                                            --------         --------
          Total liabilities and stockholders' equity/(deficit) .....        $  8,517         $ 11,322
                                                                            ========         ========



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF OPERATIONS
                                   (unaudited)
             (dollars in thousands, except share and per share data)



                                                     Three Months Ended                       Nine Months Ended
                                                        September 30,                           September 30,
                                                   1998                1997                1998                 1997
                                              -----------         ------------          -----------          -----------

Net sales                                     $     1,230          $        --          $     3,148          $        --

Cost of sales                                       1,134                   --                3,389                   --
                                              -----------         ------------          -----------          -----------
Gross margin (loss)                                    96                   --                 (241)                  --

Research & Development (see note 2)                   402                   --                1,649                   --

Selling expenses (see note 2)                         179                   --                  564                   --

General and administrative (see note 2)               450                1,556                1,239                4,166

Interest expense                                       28                   19                   67                   39

Interest income                                       (18)                 (17)                (116)                 (80)

Other income                                          (29)                  (1)                (453)                (121)

Other expense                                          --                   --                   72                   --
                                              -----------         ------------          -----------          -----------
Net loss                                      $      (916)         $    (1,557)         $    (3,263)         $    (4,004)

Less:  Inputed dividend on preferred stock             --                 (274)                  --                 (274)

Net loss applicable to common stock           $      (916)         $    (1,831)         $    (3,263)         $    (4,278)
                                              ===========         ============          ===========          ===========
Net loss per share (basic)                    $      (.20          $    * (.43)         $      (.74)         $   * (1.00)
                                              ===========         ============          ===========          ===========
Net loss per share (diluted)                  $      (.20)         $    * (.43)         $      (.74)         $   * (1.00)
                                              ===========         ============          ===========          ===========
Weighted average common
       shares outstanding                       4,472,934            4,286,871            4,405,001            4,286,871
                                              ===========         ============          ===========          ===========

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

                        GLOBAL PHARMACEUTICAL CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                        (dollars and shares in thousands)

                                                                Common stock                                   Total
                                                             -------------------   Additional               stockholders'
                                                             Number of     Par       paid-in   Accumulated     equity
                                                              shares      value      capital     deficit      (deficit)
                                                             ---------   -------    ---------   --------     ---------

Balances at December 31, 1994............................      1,942     $    19    $   2,393   $ (3,028)    $    (616)
Issuance of common stock:
     Conversion of stockholder loans.....................        297           4        2,473         --         2,477
     Stock and warrants issued to Merck KGaA.............        150           1         299          --           300
     Sale of stock to Merck KGaA.........................         --          --          938         --           938
     Initial public offering on December 31, 1995........      1,650          16       11,472         --        11,488
Net loss.................................................         --          --           --     (4,463)       (4,463)
                                                               -----     -------    ---------   --------     ---------
Balances at December 31, 1995............................      4,039          40       17,575     (7,491)       10,124

Issuance of common stock for over-allotment exercise
on January 29, 1996.....................................         248           3        1,832         --         1,835
Net loss.................................................         --          --          --      (4,608)       (4,608)
                                                               -----     -------    ---------   --------     ---------
Balances at December 31, 1996...........................       4,287          43       19,407    (12,099)        7,351

Issuance of convertible preferred stock..................         --          --        2,547         --         2,547
Accretion of preferred stock dividend....................         --          --       (2,547)        --        (2,547)
Expenses relating to issuance of Series A and Series B
Preferred Stock..........................................         --          --          (96)        --           (96)
Net loss.................................................         --          --           --     (5,877)       (5,877)
                                                               -----     -------    ---------   --------     ---------
Balances at December 31, 1997............................      4,287          43       19,311    (17,976)        1,378
Conversion of Series A Preferred Stock into common stock.         35          --           95         --            95
Issuance of Warrants.....................................         --          --           10         --            10
Conversion of Series B Preferred Stock into common stock.        189           2          494         --           496
Expenses relating to issuance of Series B
     Preferred Stock.....................................         --          --          (32)        --           (32)
Net loss ................................................         --          --           --     (3,263)       (3,263)
                                                               -----     -------    ---------   --------     ---------
Balances at September 30, 1998...........................      4,511     $    45    $  19,878   $(21,239)    $  (1,316)
                                                               =====     =======    =========   ========     =========





   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)



                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                         ------------------------
                                                                                          1998             1997
                                                                                         -------          -------
Cash flows from operating activities:
     Net loss ..................................................................          (3,263)          (3,026)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization .........................................             533              186
         Expenses paid through issuance of warrants ............................              10               --
         Change in assets and liabilities:
              (Increase)in accounts receivable .................................          (1,163)              --
              (Increase) in inventory ..........................................            (258)             (55)
              (Increase) in prepaid expenses and other assets ..................              (7)             (97)
              (Decrease) in accounts payable and accrued expenses ..............            (108)             (35)
                                                                                         -------          -------
                  Net cash used for operating activities .......................          (4,256)          (3,899)
Cash flows from investing activities:
     Purchases of property, plant and equipment ................................            (416)            (314)
                                                                                         -------          -------

                  Net cash used for investing activities .......................            (416)            (314)
                                                                                         -------          -------

Cash flows from financing activities:
     Long-term debt:
         Borrowings ............................................................              --            1,108
         Repayments ............................................................            (119)             (73)
     Short-term debt:
         Borrowings ............................................................             706               --
     Reduction in investments ..................................................              45               --
     Issuance of stock and warrants:
         Issuance of Series A Convertible Preferred Stock ......................              --            1,258
         Costs associated with issuance of Series B Preferred Stock                          (32)              --
                                                                                         -------          -------

                  Net cash used for financing activities .......................             600           (2,293)
                                                                                         -------          -------
Net (decrease) in cash and cash equivalents ....................................          (4,072)          (1,920)

Cash and cash equivalents, beginning of period .................................         $ 4,719          $ 4,044
Cash and cash equivalents, end of period .......................................         $   647          $ 2,124
                                                                                         =======          =======
Supplemental disclosure of cash flow information:
     Cash paid for interest ....................................................         $    67          $    39
                                                                                         =======          =======
     Inputed dividend on preferred stock .......................................         $    --          $   274
                                                                                         =======          =======




   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                Nine Months Ended
                    September 30, 1998 and September 30, 1997

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

         Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results of operations expected for the year ending December 31, 1998.

         In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

         Note 2: The amount reported as general and administrative expenses for the three months and nine months ended September 30, 1997, when the Company was still a developmental stage company, was $1,556,000 and $4,166,000, respectively, and included operational, research and development and selling expenses.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

        During July 1998, the Company commenced shipments of a new product, Promethazine Hydrochloride 25 mg tablets, an antihistamine.

        On July 23, 1998 the Company entered into a 3 year revolving credit facility with General Electrical Capital Corporation ("GECC"), providing funding to the Company of up to $5 million based on levels of accounts receivable and inventory, to be used for working capital needs (the "GECC Credit Facility") .

     During the last week of October 1998, the Company commenced shipments of three new antispasmodic products; Hyoscyamine (Oral) 0.125 mg. tablets, Hyoscyamine (Sublingual) 0.125 mg tablets and Hyoscyamine (Extended Release)
0.375 mg tablets.

     On November 12, 1998, the Company completed the sale of $900,000 of its Series C Convertible Preferred Stock to Bear Stearns Small Cap Value Portfolio.

Results of Operations

     The Company's net loss for the three months ended September 30, 1998 was $916,000, as compared to a net loss of $1,831,000 in the same period in 1997.

     The net sales for the three months ended September 30, 1998 were $1,230,000, as compared to zero in the comparable period in 1997, during which time Global was still a development stage company. Upon receipt of FDA notification indicating compliance with Current Good Manufacturing Practices ("cGMP's"), the Company became operational in the quarter ended December 31, 1997.

     The cost of sales of $1,134,000 for the three months ended September 30, 1998 had associated cost of goods sold of $396,000 and an unabsorbed manufacturing overhead of $738,000 representing the under-capacity utilization of the plant and infrastructure. For the three months ended September 30, 1997, the comparable operational costs were estimated at $838,000 and were reported as part of the general and administrative expenses.

     The research and development costs for the three months ended September 30, 1998 were $402,000. The research and development costs for the three months ended September 30, 1997 were estimated at $206,000 and were reported as part of the general and administrative expenses.

     The selling expenses for the three months ended September 30, 1998 were $179,000. The selling expenses for the three months ended September 30, 1997 were estimated at $55,000 and were reported as part of the general and administrative expenses.

     The general and administrative expenses were $450,000 for the three months ended September 30, 1998 as compared to an estimated $458,000 for the same period in 1997. The amount reported as general and administrative expenses for the three months ended September 30, 1997, when Global was still a development stage company, was $1,556,000, and included operational, research and development and selling expenses, as previously indicated.

     The interest expense was $28,000 for the three months ended September 30, 1998 as compared to $19,000 in the same period of 1997, due to additional borrowings from the Pennsylvania Industrial Development Authority ("PIDA") and the Delaware River Port Authority ("DRPA") through the Philadelphia Industrial Development Corporation ("PIDC") and the short-term borrowing from the GECC Credit Facility.

     The interest income was $18,000 for the three months ended September 30, 1998 as compared to $17,000 in the same period of 1997, as a result of lower average cash balances.

     Other income of $29,000 for the three months ended September 30, 1998 included payments of $27,540 for the U.S. Ranitidine profit distribution from Genpharm, Inc. ("Genpharm"), pursuant to a contractual arrangement between the Company and Genpharm.

     The Company's net loss for the nine months ended September 30, 1998 was $3,263,000 as compared to a net loss of $4,278,000 in the same period in 1997.

     The net sales for the nine months ended September 30, 1998 were $3,148,000, as compared to zero in the comparable period in 1997, during which time Global was still a development stage company.

     The cost of sales of $3,389,000 for the nine months ended September 30, 1998 had associated cost of goods sold of $1,307,000 and an unabsorbed manufacturing overhead of $2,082,000 representing the under capacity utilization of the plant and infrastructure. For the nine months ended September 30, 1997, the comparable operational costs were estimated at $2,381,000 and were reported as part of the general and administrative expenses.

     The research and development costs for the nine months ended September 30, 1998 were $1,649,000; the research and development costs for the nine months ended September 30, 1997 were estimated at $314,000 and were reported as part of the general and administrative expenses.

     The selling expenses for the nine months ended September 30, 1998 were $564,000. The selling expenses for the nine months ended September 30, 1997 were estimated at $153,000 and were reported as part of the general and administrative expenses.

     The general and administrative expenses were $1,239,000 for the nine months ended September 30, 1998 as compared to an estimated $1,318,000 for the same period in 1997. The amount reported as general and administrative expenses for the nine months ended September 30, 1997, when Global was still a development stage company, was $4,166,000, and included operational, research and development and selling expenses, as previously indicated.

     The interest expense was $67,000 for the nine months ended September 30, 1998 as compared to $39,000 in the same period of 1997 due to additional borrowings from the PIDA and the DRPA through the PIDC and the short-term borrowing from the GECC Credit Facility.

     The interest income was $116,000 for the nine months ended September 30, 1998 as compared to $80,000 in the same period of 1997 due to an increase in investments in cash equivalents resulting from the proceeds of the Series B Preferred Stock financing.

     The other income of $453,000 for the nine months ended September 30, 1998 included payments of $445,000 for the U.S. Ranitidine profit distribution from Genpharm. The other income of $121,000 generated during the nine months ended September 30, 1997 was due primarily to an amount received from a supplier for a claim relating to unacceptable materials purchased from the supplier.

     The other expense of $72,000 for the nine months ended September 30, 1998 represents amounts due to a sales organization for a one time non-repeating profit sharing arrangement for the distribution of one of the Company's products.

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

     The Company completed an initial closing of approximately $1.2 million of its Series A Mandatorily Redeemable Convertible Preferred Stock (the "Series A Preferred") on August 19, 1997 and a subsequent closing of $150,000 on September 24, 1997. The Company filed a S-3 Registration Statement covering an aggregate of 1,200,000 shares of common stock underlying the Series A Preferred, which became effective on October 22, 1997. In addition, the Company completed the closing of $5 million of its Series B Mandatorily Redeemable Convertible Preferred Stock (the "Series B Preferred") on December 1, 1997. The Company filed a S-3 Registration Statement covering an aggregate of 1,818,182 shares of common stock underlying the Series B Preferred, which became effective on February 9, 1998.

     On July 23, 1998, the Company entered into a revolving credit facility with GE Capital, providing funding to the Company of up to $5 million based on levels of accounts receivable and inventory. This credit facility is for 3 years and is expected to be used for working capital needs.

     On November 12, 1998, the Company completed the sale of $900,000 of its Series C Convertible Preferred Stock to Bear Stearns Small Cap Value Portfolio.

     With the increase in its operations, the Company will require additional financing to fund the expansion of Research and Development activities and for general corporate purposes. The Company expects to be able to obtain such financing through equity financing, collaborative arrangements with corporate partners, or through other sources, although no assurance can be given that any financing will be available to the Company on acceptable terms, if at all.

The Year 2000 Issue

     The Company's computer system and programs were designed in recent years and concerns related to the Year 2000 issue were addressed at the time the decision to purchase the system was made. The company has been advised by its software vendors that all databases used by current systems are Year 2000 compliant. The Company is in the process of addressing the Year 2000 issues with customers, suppliers, service providers and other constituents. The Company will review the information received in response to these inquiries and will determine the need and extent of contingency planning. At this time, the Company does not believe that the Year 2000 issue indicates a material event or uncertainty and that the cost of addressing the Year 2000 issue is material to the Company's business, operations or financial condition.

Risk of the Company's Year 2000 Issues:

     Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. There can be no assurance that the Company will be able to identify all aspects of its business that are subject to Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is year 2000 compliant, or that the Company's estimate of the costs of systems preparation for Year 2000 compliance will prove ultimately to be accurate. Should either the Company's internal systems or internal systems of one or more significant suppliers or customers fail to achieve Year 2000 compliance, or the Company's estimate of the costs of becoming Year 2000 compliant prove to be materially inaccurate, the Company's business and its results of operations could be adversely affected.

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings:  None Applicable.
Item 2.  Changes in securities:  None Applicable
Item 3.  Defaults Upon Senior Securities:  None Applicable
Item 4.  Submission of Matters to a Vote of Security Holders:  None Applicable
Item 5.  Other Information: None Applicable
Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

           10.45 Loan and Security Agreement dated as of July 23, 1998 between General Electric Capital Corporation as Lender and Global Pharmaceutical Corporation as Borrower.

           27.    Financial Data Schedule

         (b)  Reports on Form 8-K

              None

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GLOBAL PHARMACEUTICAL CORPORATION


                  By: /s/ MAX L. MENDELSOHN
                      -------------------------------------
                      Chairman and Chief Executive Officer
                                                       (Principal Executive
                                                              Officer)

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