Form 10KSB
period 1998-12-31
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1999-03-26
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1998

             [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
            For the transition period from ___________ to ___________

                       Commission file number 33-99310-NY

                        Global Pharmaceutical Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                    Delaware                                 65-0403311
         -------------------------------------------------------------------
         (State or Other Jurisdiction of                  (I.R.S. Employer
          Incorporation or Organization)                 Identification No.)

             Castor & Kensington Aves., Philadelphia, PA        19124-5694
             -------------------------------------------------------------
               (Address of Principal Executive Offices)         (Zip Code)

                                 (215) 289-2220
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

        Title of Each Class           Name of Each Exchange on Which Registered
               None                                     None
        -------------------           -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
         --------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year $4,401,000

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1999 (based on the closing price for such shares on March 9, 1999 as reported by NASDAQ and the assumption for this computation only that all directors and executive officers of the registrant are affiliates) was $16,924,890.

         As of March 9, 1999, the number of shares outstanding of each of the issuer's classes of common equity was 7,254,053 shares of common stock, $.01 par value per share.

         Transitional Small Business Disclosure Format (check one) Yes__  No _X_

         Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for Registrant's 1999 Annual Meeting of Stockholders scheduled to be held on May 12, 1999 is incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.

                                     PART I

        When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

         The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain governmental approvals on additional products, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's filings with the Securities and Exchange Commission, including this Form 10-KSB.

        These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Description of Business

Introduction

        Global Pharmaceutical Corporation (the "Company" or "Global") is a specialty pharmaceutical company engaged principally in the development, manufacture and marketing of solid oral generic prescription drugs primarily targeting niche markets. The Company is headquartered at its 113,000 square-foot, state-of-art research and manufacturing facility located in Philadelphia, PA., and is incorporated in Delaware.

     Global was formed in April 1993 to acquire the manufacturing plant, equipment and certain related assets and liabilities (the "Facility") and the Abbreviated New Drug Applications ("ANDAs"), New Drug Applications ("NDAs") and New Animal Drug Applications ("NADAs") of Richlyn Laboratories, Inc. ("Richlyn"). Richlyn operated a generic pharmaceutical business from 1947 to 1992 when the Facility was closed for failure to comply with Food and Drug Administration ("FDA") regulations concerning current Good Manufacturing Practices ("cGMP").

     From its inception through 1997, the Company devoted substantially all of its efforts to improving and renovating the Facility, establishing policies and procedures to bring the Facility into compliance with cGMP, and obtaining all government approvals necessary to begin operating the Facility. In July 1997, the Company was notified that, following an inspection, FDA had determined that Global's Tetracycline Hydrochloride 250 mg capsules had been validated. The Company commenced operations and began shipping the product in September 1997. During the remainder of 1997 the FDA routinely inspected and approved the work necessary for each of Global's product introductions. In January 1998, the FDA informed the Company that product-by-product inspections and authorizations would no longer be required for the Company's current ANDA product portfolio.

     Since the start of operations, the Company introduced to market twenty products; a table containing these products and related information is listed in the Products and Product Development section later in this Form 10-KSB.

     The Company's strategic policy is to develop a broad product line, targeted at niche markets, composed of solid oral (tablets and capsules) prescription, generic drugs, various products that require isolation during their production, narcotic and other drug products that are heavily regulated by the United States Drug Enforcement Agency ("DEA"). In August 1997, the Company received approval from DEA to manufacture Class II through V controlled substance products. The Company also intends to seek to develop or license certain brand name pharmaceutical products.

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

     Positioning itself to effectuate this strategy, in January 1997, the Company entered into an agreement (the "Genpharm Agreement") with Genpharm, Inc. ("Genpharm"), a Canadian corporation and an indirect subsidiary of Merck KGaA, a German corporation, pursuant to which the Company shall supply packaging or has supplied capacity available with respect to Genpharm's United States Ranitidine Form I ("Ranitidine") production requirements based on a five-year cost-plus and percentage of profits compensation arrangement, commencing in August 1997, when Genpharm received ANDA approval for Ranitidine from FDA. Ranitidine is the generic equivalent of Glaxo Wellcome plc's ("Glaxo") patented prescription drug Zantac(R). The Company received and recognized as revenue approximately $445,000 in royalties from Genpharm for the year ended December 31, 1998.

        In addition to the packaging of Ranitidine, the Genpharm Agreement provides the Company with the opportunity to develop products for the U.S. market with the assistance of Merck KGaA. During 1998, the Company filed ANDA's for two products selected under the Genpharm Agreement.

     Also, in August 1997 the Company signed two exclusive ten-year licensing agreements with Eurand America ("Eurand"), a unit of American Home Products, an international drug company that specializes in oral drug delivery. One agreement provides for Eurand to supply the Company with a specified dosage of Pancrelipase, a pancreatic enzyme used primarily by cystic fibrosis patients to aid in digestion, for the generic market. The second agreement provides for Eurand to develop and manufacture for Global, on an exclusive basis, several Pancrelipase products using a new Eurand technology, and grants to the Company an exclusive ten-year license to market and sell the products in the United States subject to minimum sales levels. Currently, the Company is marketing two products: Lipram 4500 and Lipram 10,000.

     In July 1998, the Company entered into a revolving credit facility with GE Capital Corporation, providing funding to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under this credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal.

     In November 1998, the Company issued 9,000 shares of Series C Convertible Preferred Stock and a five year warrant to purchase 225,000 shares of common stock at an initial exercise price equal to $4.00 per share for proceeds of $900,000.

          On March 2, 1999, the Company issued 30,000 shares of Series D Convertible Preferred Stock and a five year warrant to purchase 375,000 shares of common stock at an initial exercise price equal to $4.00 per share for aggregate proceeds of $3,000,000. The agreement between the Company and the investors provides for the issuance, prior to June 30, 1999, of an additional $2,000,000 of Series D Preferred Stock and a five year warrant to purchase 250,000 shares of common stock at an initial exercise price equal to $4.00 per share, subject to authorization by the Company's stockholders of additional shares of common stock and customary closing conditions.

Products and Product Development

     The Company's policy is to develop a broad product line composed of solid oral (tablets and capsules) prescription, generic drugs and various products that require isolation during their production. The Company also intends to seek to develop, license or acquire certain brand name pharmaceutical products.

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

      The Company acquired from Richlyn 54 ANDAs, NDAs and NADAs and more than 100 previously marketed prescription and OTC formulations including pharmaceutical products not subject to FDA approval that were manufactured and sold by Richlyn. Six of these ANDAs were validated and are currently marketed. In addition, fourteen other products were introduced to market as of March 9, 1999. The following table contains a list of the twenty products the Company currently market:

--------------------------------------------------------------------------------------------------------------------------
GLOBAL PRODUCT                                          STRENGTH  BRAND PRODUCT*         PRESCRIBED USE
--------------------------------------------------------------------------------------------------------------------------
Aminobenzoate Potassium Capsules                        0.5 gram  Potaba                 Anti-fibrotic
--------------------------------------------------------------------------------------------------------------------------
Aminobenzoate Potassium Tablets                         0.5 gram  Potaba                 Anti-fibrotic
--------------------------------------------------------------------------------------------------------------------------
Aminobenzoate Potassium Packets                           2 gram  Potaba                 Anti-fibrotic
--------------------------------------------------------------------------------------------------------------------------
Chloroquine Phosphate Tablets                             250 mg  Aralen                 Anti-malarial
--------------------------------------------------------------------------------------------------------------------------
Guaifenesin and Pseudoephedrine HCl ER Tablets      600 mg/120mg  Zephrex LA             Cough/cold
--------------------------------------------------------------------------------------------------------------------------
Hyoscyamine Oral Tablets                                0.125 mg  Levsin                 Anticholinergic/antispasmodic
--------------------------------------------------------------------------------------------------------------------------
Hyoscyamine Sublingual Tablets                          0.125 mg  Levsin                 Anticholinergic/antispasmodic
--------------------------------------------------------------------------------------------------------------------------
Hyoscyamine Extended Release Tablets                    0.375 mg  Levbid                 Anticholinergic/antispasmodic
--------------------------------------------------------------------------------------------------------------------------
Lipram 4500 (Pancrelipase) Capsules                   4500 units  Pancrease              Pancreatic enzyme replacement
--------------------------------------------------------------------------------------------------------------------------
Lipram 10,000 (Pancrelipase) Capsules               10,000 units  Creon 10               Pancreatic enzyme replacement
--------------------------------------------------------------------------------------------------------------------------
Mephobarbital Tablets CIV                                  32 mg  Mebaral                Sedative/anticonvulsant
--------------------------------------------------------------------------------------------------------------------------
Mephobarbital Tablets CIV                                  50 mg  Mebaral                Sedative/anticonvulsant
--------------------------------------------------------------------------------------------------------------------------
Mephobarbital Tablets CIV                                 100 mg  Mebaral                Sedative/anticonvulsant
--------------------------------------------------------------------------------------------------------------------------
Methyltestosterone Tablets CIII                            10 mg  Testred/Android        Hormone replacement
--------------------------------------------------------------------------------------------------------------------------
Methyltestosterone Tablets CIII                            25 mg  Testred/Android        Hormone replacement
--------------------------------------------------------------------------------------------------------------------------
Oxycodone HCl Tablets CII                                   5 mg  Roxicodone             Analgesic
--------------------------------------------------------------------------------------------------------------------------
Pancrelipase Tablets                                  8000 units  Viokase                Pancreatic enzyme replacement
--------------------------------------------------------------------------------------------------------------------------
Promethazine HCl Tablets                                   25 mg  Phenergan              Antihistamine
--------------------------------------------------------------------------------------------------------------------------
Tetracycline HCl Capsules                                 250 mg  Achromycin V           Antibiotic
--------------------------------------------------------------------------------------------------------------------------
Tetracycline HCl Capsules                                 500 mg  Achromycin V           Antibiotic
--------------------------------------------------------------------------------------------------------------------------

*    The brand names listed are trademarks of the various companies represented.

     The Company's current pipeline comprises of two ANDAs awaiting FDA approval, five non-ANDA products, two reintroductions of previously approved ANDA products, a series of line extensions to the LIPRAM line of Pancrelipase capsules which are licensed from Eurand and six additional products in various stages of development which will require ANDA submissions. It is expected that up to three ANDAs may be filed during 1999. The current development project with Eurand includes development of the second of the new technologies previously licensed by the Company. It is anticipated that in addition to the line extensions this technology may also result in a lower cost of goods for these products.

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

Sales and Marketing

     The Company markets solid oral prescription pharmaceuticals primarily directed to the generic sector of the pharmaceutical market (also known as the "multisource pharmaceutical market"). The distribution of these products is primarily through the traditional pharmaceutical supply channels, including, but not limited to, National Wholesalers Drug Association ("NWDA") wholesalers, warehousing drug store chains, generic distributors, managed healthcare providers, mail-order pharmacies, hospitals and institutions, governmental agencies, and independent pharmacies.

     Presently, the Company concentrates its sales and marketing efforts on the most prolific supply chain partners. Their national presence provides access to a greater number of customers and patients. Moreover, these supply chain partners support the process and help generate product demand.

     As the manufacturers of cost-effective, multisource pharmaceuticals increased their reach and overall placement of products, customers began relying on longer term arrangements with suppliers. The Company has entered into several multi-year, multi-product agreements with various customers, including chains, managed healthcare providers, governmental agencies and group purchasing organizations. The product requirements of these contract customers are satisfied by utilizing the traditional pharmaceutical supply channels.

     Marketing efforts are expected to extend beyond the ordinary promotional vehicles; Global plans to reach the decision makers, including physicians and dispensing pharmacists, with campaigns designed to develop awareness of some of the Company's exclusive pharmaceutical alternatives. By increasing awareness of these new generic entities, Global can provide customers a choice by offering similar therapies at a fraction of the cost of brand products.

     In many ways 1998 was a transitional year for the Company. By progressing from a development stage to a fully operational company, much of the primary focus shifted toward gaining acceptance of Global Pharmaceutical and its product by various customers in the pharmaceutical supply channels. To that end, the Company was successful in gaining acceptance at all of the top 10 pharmaceutical wholesalers, several of the top 10 warehousing drug store chains, managed healthcare providers and governmental agencies both directly and indirectly, through contracts. Additionally, the Company has successfully entered in other new business, including two contract development projects and two contract packaging projects. The Company plans to continue to pursue this type of new business in order to increase utilization of its Facility and infrastructure. There can be no assurance that the Company will be successful in the pursuit of this business.

Competition

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

     FDA approval is required before any "new drug" may be distributed in interstate commerce. A drug that is the generic equivalent of a previously approved prescription drug (i.e., the reference drug) also requires FDA approval. Many over-the-counter drugs also require FDA pre-approval if the over-the-counter drug is not covered by or does not conform with the conditions specified in an applicable OTC Drug Product Monograph. All facilities engaged in the manufacture of drug products must be registered with FDA and are subject to FDA inspection to ensure that drug products are manufactured in accordance with cGMP.

     Generally, two types of applications are used to obtain FDA approval of a new drug. They are:

          1. New Drug Application ("NDA"). For drug products with active ingredients or indications not previously approved by FDA, a prospective manufacturer must submit a complete application which contains the results of clinical studies supporting the drug's safety and efficacy. An NDA may also be submitted for a drug with a previously approved active ingredient if the abbreviated procedure discussed below is not available. Currently, FDA approval of an NDA, on average, is estimated to take approximately 24 to 26 months.

          2. Abbreviated New Drug Application ("ANDA"). The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Drug Price Act") established an abbreviated new drug application procedure for obtaining FDA approval of certain generic drugs. An ANDA is similar to an NDA except that the FDA waives the requirement for conducting clinical studies to demonstrate the safety and effectiveness of the drug. Instead, for drugs that contain the same active ingredient and are the same route of administration, dosage form, strength and indication(s) as drugs already approved for use in the United States, FDA ordinarily only requires bioavailability data illustrating that the generic drug formulation is bioequivalent to the previously approved reference drug. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the blood stream which are needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body do not show a significant difference from those of the previously approved equivalent drug. According to information published by FDA, it currently takes approximately 18 to 20 months on average to obtain FDA approval of an ANDA following the date of its first submission to FDA.

     The Drug Price Act created new statutory protections for approved brand name drugs. Prior to enactment of the Drug Price Act, FDA gave no consideration to the patent status of a previously approved drug in deciding whether to approve an ANDA. Under the Drug Price Act, the effective date of approval of an ANDA can depend, under certain circumstances, on the patent status of the brand name drug. Additionally, the Drug Price Act, in certain circumstances, can extend the term of certain patents to cover a drug for up to five additional years. Any such extension is intended to compensate the patent holder for the reduction of the effective market life of a patent due to the time involved in federal regulatory review. With respect to certain drugs that are not covered by patents, the Drug Price Act sets specified time periods of two to ten years during which ANDAs for generic drugs cannot become effective or, under certain circumstances, be filed if the equivalent brand name drug was approved after December 31, 1981.

     Among the requirements for new drug approval is the requirement that the prospective manufacturer's facility, production methods and recordkeeping practices, among other factors, conform to cGMP. The cGMP must be followed at all times when the approved drug is manufactured. In complying with the standards set forth in the GMP regulations, the manufacturer must expend time, money and effort in the areas of production and quality control to ensure full technical compliance. Failure to comply can result in possible FDA actions such as the suspension of manufacturing or seizure of finished drug products. The Company also is governed by federal, state and local laws of general applicability, such as laws regulating working conditions.

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

     A Phase I environmental study was conducted with respect to the Company's idled plant and operations in 1993 and certain environmental compliance issues identified at that time, including findings of asbestos in certain areas of the plant and underground oil storage tanks, have been addressed. Additionally, the Company monitors regularly its compliance with any applicable Environmental Laws. There can be no assurance that future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

Litigation and Product Liability

     The Company's operations are subject to an order ("the Richlyn Order") issued on May 25, 1993, by the United States District Court for the Eastern District of Pennsylvania. The Richlyn Order, among other things, permanently enjoined Richlyn from introducing into commerce any drug manufactured, processed, packed or labeled at Richlyn's manufacturing facility unless Richlyn met certain stipulated conditions, including successful compliance with a validation and recertification program as described below. The Company, having acquired certain assets of Richlyn, is obligated by the terms of the Richlyn Order. The Richlyn Order also requires that the Company hire and retain a person, subject to FDA approval, who, by reason of training and expertise, is qualified to inspect the Company's drug manufacturing facilities to determine that its methods, facilities and controls are operated and administered in compliance with cGMP. The Richlyn Order further requires that the person so retained both will inspect the Company's manufacturing facilities and its manner of operating them and will examine all drug products manufactured, processed, packed and held at the Company's Facility; and will certify in writing to FDA the Company's compliance with related cGMP. The Company has retained an independent consultant to serve in respect of the Richlyn Order.

     Additionally, the Company has assumed the liabilities of Richlyn in connection with Diethyl Stilbestrol ("DES"), which was manufactured by Richlyn and many other drug manufacturers during the late 1950's and early 1960's. DES was prescribed to pregnant women during that period and has been alleged to cause birth defects, in particular an increased risk of uterine cancer and sterility to female children whose mothers took DES during their pregnancy. There have been numerous claims brought against drug manufacturers in connection with DES. Since 1987, Richlyn's insurers have paid approximately $136,000 on Richlyn's and the Company's behalf to settle approximately 143 DES-related suits. The Company is unaware of any other legal actions having been brought or threatened against Richlyn or the Company in connection with DES-related claims. The Company believes that all DES-related legal actions have been directed towards individual manufacturers and not been embodied in a class action, and, as such, does not expect to be held liable for DES-related claims other than claims based on products manufactured by Richlyn. While Richlyn's insurers have in the past defended those DES claims against Richlyn and paid settlements in connection therewith to date, those insurers have reserved their right to discontinue the defense of the claims and the payment of any settlements at any time. There can be no assurance or guarantee that the insurers will defend actions or pay claims in the future. Further, there can be no assurance that, if those insurers fail or refuse to pay any claim, the Company will have recourse against the insurers with respect thereto. Accordingly, there can be no assurance that the Company will not be exposed to the risk of substantial monetary judgments. Claims settlements to date have been based upon market share and Richlyn's share of the market during the periods in question was substantially less than 1%. The Company does not believe the Richlyn DES liabilities will have a material adverse effect on the Company's business.

     Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. The Company carries $10 million of product liability insurance for its own manufactured products. The Company believes that this insurance will be adequate for its foreseeable purposes and is comparable to product liability insurance carried by similar generic drug companies.

     The Company is not aware of other material pending or threatened legal actions, private or governmental, against the Company.

Employees

     As of March 9, 1999, the Company employed approximately 64 full-time persons. Of those employees, approximately 26 work in the quality area, 23 are in operations, 8 are in administration, 3 are in product development and 4 work in sales and marketing. The Company may also employ part-time personnel from time to time to meet specific demands of its business should they arise. None of the Company's employees are subject to collective bargaining agreements with labor unions. The Company believes that its relations with its employees, in general, are satisfactory.

Executive Officers

       The following table sets forth certain information with respect to the executive officers and significant employees of the Company:

--------------------------------------------------------------------------------------------------------------------
                 Name                        Age                                 Position
--------------------------------------------------------------------------------------------------------------------
Barry R. Edwards                             42       President, Chief Executive Officer and a Director
--------------------------------------------------------------------------------------------------------------------
Cornel C. Spiegler                           54       Chief Financial Officer and Vice President - Administration.
--------------------------------------------------------------------------------------------------------------------
Marc M. Feinberg                             49       Vice President - Quality and Regulatory Affairs
--------------------------------------------------------------------------------------------------------------------
Mitchell Goldberg                            47       Vice President - Sales and Marketing
--------------------------------------------------------------------------------------------------------------------
Pieter J. Groenewoud                         44       Vice President - Product Development
--------------------------------------------------------------------------------------------------------------------
Joseph A. Storella                           57       Vice President - Operations
--------------------------------------------------------------------------------------------------------------------

     Barry R. Edwards joined the Company in April 1998 and has been President since August 1998 and Chief Executive Officer and a director of the Company since January 1999. From 1996 to 1998, Mr. Edwards was Vice President, Marketing and Business Development for Teva Pharmaceuticals USA, a manufacturer of generic drugs. From 1991 to 1996, Mr. Edwards served as Executive Director of Gate Pharmaceuticals, a division of Teva Pharmaceuticals USA. Prior to 1991, Mr. Edwards held a number of management functions in strategic planning, corporate development, business development and marketing at Teva Pharmaceuticals USA.

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

     The Company maintains an extensive equipment base, much of it new or recently reconditioned and automated, including manufacturing equipment for the production of tablets; coated tablets, and capsules; packaging equipment, including fillers, cottoners, cappers and labelers; and a well-equipped, modern laboratory. The manufacturing equipment includes mixers and blenders for capsules and tablets, automated capsule fillers, tablet presses, particle reduction, sifting equipment and tablet coaters. The Company also maintains a broad variety of material handling and cleaning, maintenance and support equipment. The Company owns substantially all of its manufacturing equipment and believes that its equipment is well maintained and suitable for its requirements.

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

Quarter Ended                   High             Low           Quarter Ended            High       Low
-------------                 --------        --------         -------------           ------    -------
December 31, 1995             $10             $ 9              March 31, 1998          $5 3/4    $ 2 3/4
March 31, 1996                $12 5/8         $11              June 30, 1998           $5 3/8    $ 2 7/8
June 30, 1996                 $11             $10 1/8          September 30, 1998      $3 5/8    $ 1 1/2
September 30, 1996            $ 9 1/4         $ 8              December 31, 1998       $2 3/8    $13/16
December 31, 1996             $ 8 7/8         $ 6 1/2
March 31, 1997                $ 9 5/8         $ 6 7/8
June 30, 1997                 $ 8 3/8         $ 4
September 30, 1997            $ 7 1/2         $ 3 3/4
December 31, 1997             $ 5 1/2         $ 2 3/4

     On March 9, 1999, the last reported bid price of the Common Stock on the NASDAQ Small Cap Market was $2 3/8 per share. As of March 22, 1999, there were approximately 88 holders of record of common stock and approximately 498 beneficial owners of common stock.

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

     In November 1998, the Company completed the sale of $900,000 of its Series C Mandatorily Redeemable Convertible Preferred Stock. All of the shares of the Company's common stock into which the Preferred Stock is convertible (approximately 450,000 shares of common stock at March 9, 1999) was subsequently registered for resale under the U.S. Federal securities laws.

     On March 2, 1999, the Company completed the initial sale of $3,000,000 of its Series D Mandatorily Redeemable Convertible Preferred Stock. An additional $2,000,000 of its Series D Preferred Stock is expected to close prior to June 30, 1999 subject to authorization by the Company's stockholders of additional shares of common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

     The Company was formed in April 1993 to acquire the manufacturing plant, equipment and certain related assets (the "Facility") and the ANDAs, NDAs and NADAs of Richlyn. Richlyn operated as a generic pharmaceutical business from 1947 to 1992. Richlyn ceased operations at the Facility in 1992 as a result of failure to comply with FDA regulations concerning cGMP. See Item 1, "Description of Business."

     In December 1995, the Company completed its initial public offering of common stock ("IPO") in which 1,650,000 shares of common stock were sold for net proceeds of $11,489,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, upon the exercise of the underwriter's over-allotment option for net proceeds to the Company of $1,835,000.

     From its inception through 1997, the Company has devoted substantially all of its efforts to improving and renovating the Facility, establishing policies and procedures to bring the Facility into compliance with cGMP, and obtaining all government approvals necessary to begin operating the Facility. In July 1997, the Company was notified that, following an inspection, FDA had determined that Global's Tetracycline Hydrochloride 250 mg capsules had been validated. The FDA subsequently determined that sufficient data was available to assign an expiration date to the product's label and the Company commenced operations and began shipping the product in September 1997. Since Global commenced operations, the FDA has routinely inspected and approved the work necessary for each of Global's product introductions. In January 1998, the FDA informed the Company that product-by-product inspections and authorizations would no longer be required for the Company's current ANDA product portfolio.

     Through March 9, 1999, Global has introduced to market 20 products see Item 1, "Description of Business".

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

     In August 1997, Global signed two exclusive ten year licensing agreements with Eurand America Inc. ("Eurand"), an international drug company that specializes in oral delivery. Eurand is a unit of American Home Products, one of the world's largest research-based pharmaceutical and healthcare companies. Under the first agreement, Eurand develops, manufactures and supplies to Global several dosages of Pancrelipase, a pancreatic enzyme used primarily by cystic fibrosis patients to aid in digestion using a new Eurand technology, and grants Global an exclusive license to market and sell the products in the United States subject to minimum sales levels. The second agreement provides for Eurand to supply Global with the existing Eurand Pancrelipase 4500 USP Lipase content product, for the generic market; this product is currently marketed as Lipram 4500. Another Eurand manufactured product, Lipram 10,000, was introduced in June 1998.

Results of Operations

     Until the quarter ended December 31, 1997, when Global became operational, the Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7

     Since its inception through 1997, the Company has devoted substantially all of its efforts to improving and renovating the Facility, establishing policies and procedures to bring the Facility into compliance with cGMP, and obtaining all government approvals necessary to begin operating the Facility.

     The year ended December 31, 1998 was the Company's first full year of operations with $4,401,000 in revenues. The Company had an accumulated deficit of $22,591,000 at December 31, 1998.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997.

     The Company's net loss for the year ended December 31, 1998 was $4,615,000, as compared to a net loss of $5,877,000 for the year ended December 31, 1997. The decrease in the net loss was due primarily to increased revenues . Also, during 1998 the Company issued Series C Convertible Preferred Stock which resulted in non-cash imputed dividends which increased the net loss applicable to common stock by $140,000 or $0.03 per share to $4,755,000 or $1.07 per share.

     In 1997, the Company issued Series A and Series B Convertible Preferred Stock which resulted in non-cash imputed dividends which increased the net loss applicable to common stock by $2,547,000 or $0.59 per share to $8,424,000 or $1.97 per share.

     Net sales for the year ended December 31, 1998 were $4,401,000 as compared to $427,000 for the year ended December 31, 1997. The increase in net sales of $3,974,000 was due primarily to an increase in number of products and customers realized in 1998 as compared to 1997. Also, the Company was operational for only three months in 1997, as compared to a full year of operations in 1998.

     Cost of sales of $4,681,000 for the year ended December 31, 1998 had associated cost of goods sold of $2,064,000 and an unabsorbed manufacturing overhead of $2,617,000 representing the undercapacity utilization of the plant and infrastructure. For the year ended December 31, 1997, the comparable operational costs were estimated at $3,388,000 including $321,000 reported as cost of sales and $3,067,000 reported as part of general and administrative expense.

     Research and development costs for the year ended December 31, 1998 were $2,229,000. Research and development costs for the year ended December 31, 1997 were estimated at $561,000 and were reported as part of general and administrative expenses. The increase in research and development costs in 1998 as compared to 1997 was primarily due to biostudy costs for the two ANDAs, development costs to Eurand and additional personnel expenses.

     Selling expenses for the year ended December 31, 1998 were $759,000. Selling expenses for the year ended December 31, 1997 were estimated at $215,000 and were reported as part of general and administrative expenses. The increase in selling expenses in 1998 as compared to 1997 was primarily due to additional personnel, travel and advertising expenses and sales commissions.

     General and administrative expenses were $1,778,000 for the year ended December 31, 1998. The amount reported as general and administrative expenses for the year ended December 31, 1997, when Global was still a development stage company, was $6,164,000, and included operational, research and development and selling expenses.

     Interest expense was $113,000 for the year ended December 31, 1998 as compared to $65,000 for the year ended December 31, 1997, due to additional borrowings from the Pennsylvania Industrial Development Authority ("PIDA") and the Delaware River Port Authority ("DRPA") through the Philadelphia Industrial Development Corporation ("PIDC") and the short-term borrowing from the General Electric Capital Corporation ("GECC") Credit Facility.

     Interest income was $137,000 for the year ended December 31, 1998 as compared to $124,000 for the year ended December 31, 1997 due to an increase in investments in cash equivalents resulting primarily from the proceeds of the Series B Preferred Stock issuance.

     Other income of $479,000 for the year ended December 31, 1998 primarily comprised of $445,000 of royalties received under the Genpharm distribution agreements. Other income of $122,000 generated during the year ended December 31, 1997 was due primarily to an amount received from a supplier for a claim relating to unacceptable materials purchased from the supplier.

     Other expense of $72,000 for the year ended December 31, 1998 represents costs for a nonrecurring profit sharing arrangement with a sales organization for the distribution of one of the Company's products.

Liquidity and Capital Resources

     Until the Company's IPO, the Company financed its activities primarily through the issuance of promissory notes to the family that previously controlled Richlyn, low interest borrowings, proceeds from the private placement of equity securities, and loans from stockholders.

     In December 1995, the Company completed its IPO in which 1,650,000 shares of common stock were sold by the Company for net proceeds of $11,489,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, for net proceeds to the Company of $1,835,000.

     In July 1997, the Company received a $758,000 loan from PIDA bearing annual interest of 3.75% for 15 years and a $350,000 loan from the DRPA via the PIDC bearing annual interest of 5.00% for 10 years. These loans are secured by land, building and building improvements. A portion of the loans funded capital projects, with the remaining proceeds invested in interest bearing certificates of deposit owned by the Company and pledged as additional collateral.

     The Company completed an initial closing of approximately $1.2 million of its Series A Convertible Preferred Stock in August 1997, and a subsequent closing of $150,000 in September 1997. In addition, the Company completed the closing of $5 million of its Series B Convertible Preferred Stock in December 1997. In connection with these offerings, at December 31, 1997, the Company incurred aggregate expenses, of approximately $196,000, resulting in net proceeds to the Company of approximately $6.1 million. The Company used the proceeds from these offerings for working capital purposes. As of March 2, 1999, all the shares of Series A and Series B Preferred Stock were converted to common stock.

     In July 1998, the Company entered into a revolving credit facility with GE Capital, providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company also pays a fee of .125% per annum on the unused available portion of the credit line. At December 31, 1998 the Company had outstanding borrowings of $804,000 with additional availability of $373,000.

     In November 1998, the Company issued 9,000 shares of Series C Convertible Preferred Stock and a five year warrant to purchase 225,000 shares of common stock at an initial exercise price equal to $4.00 per share, for proceeds of $900,000. The proceeds were used for working capital purposes.

       On March 2, 1999, the Company issued 30,000 shares of Series D Convertible Preferred Stock and a five year warrant to purchase 375,000 shares of common stock at an initial exercise price equal to $4.00 per share, for aggregate proceeds of $3,000,000. The agreement between the Company and the investors provides for the issuance, prior to June 30, 1999, of an additional $2,000,000 of its Series D Convertible Preferred Stock and a five year warrant to purchase 250,000 shares of common stock at an initial exercise price equal to $4.00 per share subject to authorization by the Company's stockholders of additional shares of common stock. The proceeds of this private placement will go towards funding research and development efforts, working capital and general corporate needs.

       The Company has adequate financing for its 1999 operational plan, even if the Company does not receive stockholders' approval for additional shares of common stock.

The Year 2000 Issue

     The Company's computer system and programs were designed in recent years and concerns related to the Year 2000 issue were addressed at the time the decision to purchase the system was made. During 1998 management initiated a program to prepare the Company's computer systems, applications and other equipment that may employ date sensitive embedded chips for the year 2000. The Company has been advised by its hardware and software vendors that all databases used by current systems are Year 2000 compliant. The Company completed an inventory of all computer hardware and software applications and successfully tested their Year 2000 compliance. The Company is in the process of addressing the Year 2000 issues with customers, suppliers, service providers and other constituents which should be completed by June 30, 1999. The Company will review the information received in response to these inquiries and will determine the need and extent of contingency planning. The Company will complete its contingency planning by July 31, 1999. At this time, the Company does not believe that the Year 2000 issue indicates a material event or uncertainty or that the cost of addressing the Year 2000 issue is material to the Company's business, operations or financial condition.

Risk of the Company's Year 2000 Issues

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

New Financial Accounting Standards

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period from all transactions other than those with stockholders, including net income, foreign currency related items and unrealized gain or loss on certain securities. The disclosures prescribed by this standard had no effect on the Company for the year ended December 31, 1998.

     Also in 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established guidance for disclosure of business segment information in annual financial statements. The statement had no impact on the Company as it operates in one business segment: generic pharmaceuticals.

     In 1998, the FASB issues SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises and standardizes disclosure requirements for pension and other postretirement benefits in annual financial statements. This statement had no impact on the Company as the Company has no pension or other postretirement plans which require disclosure.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. The statement amends a number of existing standards and is effective for fiscal years beginning after June 15, 1999. The Company is assessing this statement, but believes it will have no impact on the Company.

     Also in 1998, the AICPA issued SOP 98-1, "Accounting for Internally Developed Software," with required adoption for most companies beginning in 1999. This SOP provides guidelines for the capitalization of certain internal software development costs. The Company will adopt this standard in 1999, but does not believe it will have significant impact on its financial results.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders scheduled to be held on or about May 12, 1999, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business - Executive Officers" in
Item 1 above of this Annual Report.

Item 10.   Executive Compensation

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 12, 1999 and is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 12, 1999 and is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 12, 1999 and is incorporated herein by reference.

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

 2.2       Certification of Merger between Toledex Acquisition Corporation and the Company, dated April 6, 1995. (1)

 3.1       Restated Certificate of Incorporation of the Company. (1)

 3.2       Certificate of the Designations, Powers, Preferences and Rights of the Series A
           Convertible Preferred Stock of the Company. (3)

 3.3       Certificate of the Designations, Powers, Preferences and Rights of the Series B
           Convertible Preferred Stock of the Company. (6)

 3.4       Certificate of the Designations, Powers, Preferences and Rights of the Series C
           Convertible Preferred Stock of the Company (9).

 3.5       Certificate of Amendment to Certificate of the Designations, Powers, Preferences and
           Rights of the Series A and Series B Convertible Preferred Stock (9).

 3.6       By-laws of the Company. (1)

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

10.6       The Company's 1995 Stock Incentive Plan. (1)

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

10.39      Employment agreement by and between the Company and Marc M. Feinberg dated
           September 30, 1996. (2)

10.40      Technical Collaboration Agreement by and between the Company and Genpharm Inc.
           dated January 8, 1997. (4)

10.42      Employment agreement by and between the Company and Mitchell Goldberg dated March
           13, 1997. (4)

10.43      Development, License and Supply Agreement with Eurand America, Inc. dated August
           20, 1997. (5)

10.44      License and Supply Agreement with Eurand America, Inc. dated August 20, 1997 (5)
10.45      Employment agreement by and between the Company and Barry Edwards dated March 25,
           1998.

10.46      Loan and Security Agreement dated as of July 23, 1998 between General Electric Capital
           Corporation as Lender and Global Pharmaceutical Corporation as Borrower.

11.1       Statement Regarding Computation of Earnings Per Share. (1)

23.1       Consent of Price Waterhouse LLP. (1)

27         Financial Data Schedule

99.1       Court Order issued May 25, 1993 by the United States District Court for the
           Eastern District of Pennsylvania against Richlyn Laboratories, Inc. (1)

------------------------------------------------------------------------------
(1) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form SB-2 (File No. 33-99310-NY)

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

(7) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Quarterly Report on form 10-QSB for the quarterly period ended June 30, 1998.

(8) Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant's Quarterly Report on form 10-QSB for the quarterly period ended September 30, 1998.

(9) Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from the Registrant's Registration Statement on Form S-3 (File No. 333-69395).

           b) Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   GLOBAL PHARMACEUTICAL CORPORATION


                   By   /s/ Barry R. Edwards
                        --------------------------------------------------------
                        Barry R. Edwards, President and Chief Executive Officer

                   Date    3-24-99
                        ---------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                /s/ BARRY R. EDWARDS              President and Chief Executive
             --------------------------           Officer and Director
                   (Barry R. Edwards)             (Principal Executive
                                                  Officer)



               /s/ CORNEL C. SPIEGLER             Chief Financial Officer, Vice
             --------------------------           President--Administration
                  (Cornel C. Spiegler)            (Principal Financial and
                                                  Accounting Officer)



                /s/ PHILIP R. CHAPMAN             Director
             --------------------------
                  (Philip R. Chapman)


                  /s/ GARY ESCANDON               Director
             --------------------------
                  (Gary Escandon)

               /s/ G. THOMAS FINNEGAN             Director
             --------------------------
                  (G. Thomas Finnegan)


                 /s/ GEORGE F. KEANE              Director
             --------------------------
                 (George F. Keane)


               /s/ MICHAEL MARKBREITER            Director
             --------------------------
                 (Michael Markbreiter)


                /s/ MAX L. MENDELSOHN             Director
             --------------------------
                 (Max L. Mendelsohn)


                  /s/ JOHN W. ROWE                Director
             --------------------------
                     (John W. Rowe)


                  /s/ UDI TOLEDANO                Director
             --------------------------
                     (Udi Toledano)

                        GLOBAL PHARMACEUTICAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page(s)
                                                                                                          -------
Report of Independent Accountants.................................................................           F-2

Balance Sheet at December 31, 1998 and December 31, 1997 .........................................           F-3

Statement of Operations for each of the three years ended December 31, 1998.......................           F-4

Statement of Changes in Stockholders' Equity (Deficit) for each of the three years ended
December 31, 1998.................................................................................           F-5

Statement of Cash Flows for each of the three years ended December 31, 1998. .....................           F-6

Notes to Financial Statements.....................................................................   F-7 to F-15

All financial statement schedules are omitted because they are not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of Global Pharmaceutical Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Global Pharmaceutical Corporation (the Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP






Philadelphia, Pennsylvania
March 2, 1999

                        GLOBAL PHARMACEUTICAL CORPORATION

                                  BALANCE SHEET
                 (in thousands, except share and per share data)

                                                                                 December 31,
                                                                        -----------------------------
                                                                          1998                 1997
                                                                        --------              -------
ASSETS
Current assets:
     Cash and cash equivalents.....................................      $ 1,304              $ 4,719
     Accounts receivable ..........................................        1,088                  215
     Inventories ..................................................          763                  386
     Prepaid expenses and other ...................................           51                   46
                                                                         -------              -------
          Total current assets.....................................        3,206                5,366
Property, plant and equipment, net.................................        4,054                4,077
Intangible assets, net of accumulated amortization of $294 and $59.          883                1,118
Deferred financing costs, net......................................           26                   32
Investments .......................................................          684                  729
                                                                         -------              -------
          Total assets.............................................      $ 8,853              $11,322
                                                                         =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt.............................      $   161              $   158
     Notes payable ................................................          804                   --
      Accounts payable..............................................         927                  673
     Accrued expenses..............................................        1,019                  649
                                                                         -------              -------
          Total current liabilities................................        2,911                1,480
Long-term debt.....................................................        1,967                2,129
                                                                         -------              -------
                                                                           4,878                3,609
                                                                         -------              -------
Commitments and contingencies (Note 13)

Mandatorily redeemable convertible Preferred Stock (Notes 10, 11 and 14):
     Series A mandatorily redeemable convertible Preferred Stock,
          11,280 and 13,350 shares outstanding at December 31,
          1998 and 1997, respectively; $.01 par value, redeemable
          at $100 per share .......................................        1,128                1,335
     Series B mandatorily redeemable convertible Preferred Stock,
          43,255 and 50,000 shares outstanding at December 31,
          1998 and 1997, respectively; $.01 par value, redeemable
          at $100 per share  ......................................        4,326                5,000
     Series C mandatorily redeemable convertible Preferred Stock,
          9,000 shares outstanding; $.01 par value, redeemable
          at $100 per share .......................................          900                   --
                                                                         -------              -------
                                                                           6,354                6,335
                                                                         -------              -------
Stockholders' equity (deficit):
     Preferred Stock, $.01 par value, 2,000,000 authorized, 72,350 shares issued and 63,535 outstanding at December 31,
          1998; 63,350 shares issued and outstanding at
          December 31, 1997 .......................................           --                  --

     Common Stock, $.01 par value, 10,000,000 authorized and
          4,656,097 and 4,286,871 shares issued and outstanding
          at December 31, 1998 and 1997, respectively .............           47                  43
     Additional paid-in capital....................................       20,165               19,311
     Accumulated deficit ..........................................      (22,591)             (17,976)
                                                                         -------              -------
          Total stockholders' equity (deficit).....................       (2,379)               1,378
                                                                         -------              -------
          Total liabilities and stockholders' equity (deficit).....      $ 8,853              $11,322
                                                                         =======              =======

   The accompanying notes are an integral part of these financial statements.

                             STATEMENT OF OPERATIONS
             (dollars in thousands, except share and per share data)

                                                 Year Ended December 31,
                                        ----------------------------------------
                                           1998          1997           1996
                                        ----------    ----------     ----------
Net sales ...........................   $    4,401    $      427     $       --
Cost of sales .......................        4,681           321             --
                                        ----------    ----------     ----------
Gross margin (loss) .................         (280)          106             --
Research and development expense ....        2,229            --             --
Selling expense .....................          759            --             --
General and administrative expense ..        1,778         6,164          5,121
Interest expense ....................          113            65             40
Interest income .....................         (137)         (124)          (375)
Other income (Note 3) ...............         (479)         (122)          (178)
Other expenses ......................           72            --             --
                                        ----------    ----------     ----------
Net loss ............................       (4,615)       (5,877)        (4,608)

Less: Imputed dividends on
 Preferred Stock* ...................         (140)       (2,547)            --
                                        ----------    ----------     ----------
Net loss applicable to Common Stock .   $   (4,755)   $   (8,424)    $   (4,608)
                                        ==========    ==========     ==========
Net loss per common share (basic
 and diluted)* ......................   $    (1.07)   $    (1.97)    $    (1.08)
                                        ==========    ==========     ==========
Weighted average common
 shares outstanding .................    4,432,016     4,286,871      4,269,967
                                        ==========    ==========     ==========


* The net loss per share applicable to Common Stock for the year ended December 31, 1997 includes Preferred Stock dividends of $2,547,000, or $0.59 per share, representing the difference between the per share conversion price and the market value of the Common Stock on the dates of issuance of the Series A and Series B Convertible Preferred Stock. The net loss per share for the year ended December 31, 1998 includes a Preferred Stock dividend of $140,000, or $0.03 per share, representing the difference between the fair market value and liquidation value of the Series C Preferred Stock at issuance date (See Note
  10).

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (dollars and shares in thousands)

                                                             Common stock                                       Total
                                                         -------------------  Additional                     stockholders'
                                                         Number of     Par      paid-in      Accumulated        equity
                                                           shares     value     capital        deficit         (deficit)
                                                         ---------   -------  ----------     -----------     -------------
Balances at December 31, 1995.........................      4,039     $  40     $17,575       $ (7,491)         $10,124
Issuance of common stock in January 1996 (Note 11)....        248         3       1,832             --            1,835
Net loss..............................................         --        --          --         (4,608)          (4,608)
                                                            -----     -----     -------       --------          -------
Balances at December 31, 1996.........................      4,287        43      19,407        (12,099)           7,351
Issuance of Preferred Stock (Series A and B) .........         --        --       2,547             --            2,547
Accretion of Preferred Stock dividends (Series A
  and B)..............................................         --        --      (2,547)            --           (2,547)
Expenses relating to issuance of Series A and Series B
  Preferred Stock.....................................         --        --         (96)            --              (96)
Net loss..............................................         --        --          --         (5,877)          (5,877)
                                                            -----     -----     -------       --------          -------
Balances at December 31, 1997.........................      4,287        43      19,311        (17,976)           1,378
Expenses relating to issuance of Series B Preferred
  Stock...............................................         --        --         (23)            --              (23)
Conversion of Series A and Series B Preferred Stock...        369         4         877             --              881
Issuance of Preferred Stock(Series C).................         --        --         140             --              140
Accretion of Preferred Stock dividend (Series C)......         --        --        (140)            --             (140)
Net loss..............................................         --        --          --         (4,615)          (4,615)
                                                            -----     -----     -------       --------          -------
Balances at December 31, 1998.........................      4,656     $  47     $20,165       $(22,591)         $(2,379)
                                                            =====     =====     =======       ========          =======

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)

                                                                                 Year Ended December 31,
                                                                          --------------------------------------
                                                                            1998           1997           1996
                                                                          --------      ---------       --------
Cash flows from operating activities:
     Net loss ..................................................          $(4,615)       $(5,877)       $(4,608)
     Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization..........................              708            455            281
         Expenses recognized through issuance of warrants ......               10            101             --
         Change in assets and liabilities:
              (Increase) in accounts receivable.................             (873)          (215)            --
              (Increase) in inventory...........................             (377)          (386)            --
              (Increase) decrease in  prepaid expenses and other
                assets..........................................                1              3            (19)
              Increase (decrease) in accounts payable and
                accrued expenses ...............................              624            520           (467)
                                                                          -------        -------        -------
                  Net cash used for operating activities........           (4,522)        (5,399)        (4,813)
                                                                          -------        -------        -------
Cash flows from investing activities:
     (Purchases) of property, plant and equipment...............             (450)          (335)        (2,311)
     Redemption (purchases) of marketable securities............               45           (729)            --
                                                                          -------        -------        -------
                  Net cash used for investing activities........             (405)        (1,064)        (2,311)
                                                                          -------        -------        -------
Cash flows from financing activities:
     Long-term debt:
         Borrowings.............................................               --          1,108             --
         Payments...............................................             (159)          (108)          (185)
     Notes payable
         Borrowings ............................................              804             --             --
     Issuance of stock and warrants:
         Over-allotment exercise................................               --             --          1,835
         Issuance of Preferred Stock, net of expense............              867          6,138             --
                                                                          -------        -------        -------
                  Net cash provided by financing activities.....            1,512          7,138          1,650
                                                                          -------        -------        -------
Net increase (decrease) in cash and cash equivalents............           (3,415)           675         (5,474)
Cash and cash equivalents, beginning of period..................            4,719          4,044          9,518
                                                                          -------        -------        -------
Cash and cash equivalents, end of period........................          $ 1,304        $ 4,719        $ 4,044
                                                                          =======        =======        =======
Supplemental disclosure of cash flow information:
     Cash paid for interest.....................................          $   113        $    51        $    40
                                                                          =======        =======        =======

For other supplemental disclosure of non-cash investing and financing activities, see Notes 2, 3, and 10.



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

     From its inception through 1997, the Company devoted substantially all of its efforts to improving and renovating the Facility, establishing policies and procedures to bring the Facility into compliance with cGMP, and obtaining all government approvals necessary to begin operating the Facility. On July 11, 1997 the Company was notified that, following an inspection, FDA had determined that Global's Tetracycline Hydrochloride 250 mg capsules had been validated. The FDA subsequently determined that sufficient data was available to assign an expiration date to the product's label and the Company commenced operations and began shipping the product in September 1997. Since Global commenced operations, the FDA has routinely inspected and approved the work necessary for each of Global's product introductions. On January 29, 1998, the FDA informed the Company that product-by-product inspections and authorizations would no longer be required for the Company's current ANDA product portfolio. As of March 2, 1999, the Company is shipping twenty products.

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

     In 1995, the Company completed its Initial Public Offer of Common Stock ("IPO") in which 1,650,000 shares of common stock were sold for net proceeds to the Company of $11,488,000. In connection with the IPO, the underwriter received an option to purchase up to 247,500 shares of common stock at $8.50 per share (the "over-allotment"). The underwriter exercised this option in January 1996, at which time the Company sold 247,500 shares of common stock for net proceeds of $1,835,000.

     In 1997, the Company received a $758,000 loan from the Pennsylvania Industrial Development Authority ("PIDA") at 3.75% annually fixed for 15 years and a $350,000 loan from the Delaware River Port Authority ("DRPA") via the Pennsylvania Industrial Development Corporation ("PIDC") at 5.00% annually fixed for 10 years. These loans were partially used to fund capital projects, and are secured by land, building and building improvements. From these proceeds, at December 31, 1998, $684,000 is invested in interest bearing certificates of deposit owned by the Company and pledged as additional collateral for these loans.

     The Company completed closings of $6,335,000 of its Series A and B mandatorily redeemable convertible Preferred Stock in 1997 and $900,000 of its Series C mandatorily redeemable convertible Preferred Stock in November 1998.

     Also in 1998, the Company entered into a three year revolving credit facility with GE Capital, providing funding to the Company of up to $5 million based on levels of accounts receivable and inventory. At December 31, 1998, the Company had outstanding borrowings of $804,000 on this facility, with $373,000 of availability.

     On March 2, 1999, the Company completed an initial closing of $3,000,000 of its Series D Mandatorily Redeemable Convertible Preferred Stock to Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (collectively "Flemings")(Note 14). An additional $2,000,000 of its Series D Mandatorily Redeemable Convertible Preferred Stock to Flemings is expected to close no later than June 30, 1999, subject to the Company's stockholders authorization of additional shares of common stock. The Company has adequate financing for its 1999 operational plan, even if the Company does not receive Stockholders' approval for additional shares of common stock.

                        GLOBAL PHARMACEUTICAL CORPORATION

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

     The Company has two customers which account for 38% of total sales for the year ended December 31, 1998. At December 31, 1998, accounts receivable from three customers represent 41% of total trade receivables. Approximately 47% of the Company's net sales were attributable to one product family which is supplied by a vendor under an exclusive licensing agreement.

     Inventories

     Inventories are stated at the lower of cost (determined on the basis of first-in, first-out) or market. The Company considers product costs as inventory once the Company receives FDA approval to market the related products.

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

                        GLOBAL PHARMACEUTICAL CORPORATION

     Investments

         The Company's investments in other than cash equivalents are classified as "held-to-maturity" based upon the nature of the investments, their ultimate maturity date, the restrictions imposed by the PIDA and PIDC loan agreements dated July 29, 1997 (See Note 8) and management's intention with respect to holding these securities. Realized gains and losses are determined on the basis of specific identification of the securities sold. At December 31, 1998, the cost of the Company's investments approximate fair value.

     Revenue recognition

     Revenues, net of applicable allowances, from product sales are recognized upon shipment of product. Royalties are recognized when the related contract provisions are met.

     Income taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances are provided on deferred tax assets for which it is more likely than not that some portion or all of the deferred tax asset will not be realized.

     Earnings per share

     The Company reports both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding have been used to calculate both basic earnings per share and diluted earnings per share as the inclusion of the potential common shares would be anti-dilutive.

     Accounting for stock-based compensation

          The Company has elected to disclose the fair value of stock options and other stock-based compensation issued to employees as a pro forma effect on net income in the footnotes to the Company's financial statements rather than as compensation expense in the Statement of Operations.

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

     Business segments

     The Company operates in one business segment, primarily in the generic pharmaceuticals business.

                        GLOBAL PHARMACEUTICAL CORPORATION

3.   Related Party Transactions

     On November 8, 1995, the Company entered into an agreement ( the "Genpharm Agreement") with Genpharm, Inc., a Canadian corporation ("Genpharm"), an indirect subsidiary of Merck KGaA under which Merck KGaA purchased 150,000 shares of the Company's common stock. The Company also issued to Merck KGaA a warrant to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, (the "A Warrant") and additional warrants to purchase up to 700,000 shares, at an exercise price of $8.50 per share (the IPO price per share), whose exercise is contingent upon the gross profit (as defined in the agreement), if any, earned by the Company under the Genpharm Agreement. In January 1997, the Company revised its agreement with Genpharm, pursuant to which the Company shall supply packaging, or has supplied capacity available, with respect to Genpharm's United States Ranitidine production requirements based on a five-year cost-plus and percentage of profits compensation arrangement following the receipt of the requisite FDA Ranitidine approvals. In addition to the packaging of Ranitidine, the Genpharm Agreement provides the Company with the opportunity to develop products with the assistance of Merck KGaA that are marketed outside the U.S. During 1998, the Company filed ANDA's for two products previously selected.

     The Company received and recognized as revenue approximately $445,000 in royalties from Genpharm for the year ended December 31, 1998 which is included in Other Income in the accompanying Statement of Operations.

4.   Inventories

     Inventories consist of the following:

                                                          December 31,
                                                     ---------------------
                                                      1998           1997
                                                      ----           ----
                                                    (dollars in thousands)
Raw materials..................................       $139           $ 44
Finished goods.................................        624            342
                                                      ----           ----
                                                      $763           $386
                                                      ====           ====

5.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                    Estimated           December 31,
                                                   useful life     ---------------------
                                                     (years)        1998           1997
                                                   -----------     ------         ------
                                                                   (dollars in thousands)

Land ........................................           --         $   53         $   53
Building.....................................           25            212            212
Building improvements........................           15          3,047          2,983
Production equipment.........................           10          1,309          1,097
Laboratory equipment.........................            7            746            610
Office furniture and equipment...............            5            184            157
Construction in progress.....................           --             18              7
                                                                   ------         ------
                                                                    5,569          5,119
Less: Accumulated depreciation...............                      (1,515)        (1,042)
                                                                   ------         ------
                                                                   $4,054         $4,077
                                                                   ======         ======

Depreciation expense was $473,000, $396,000 and $281,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

6.  Accrued Expenses

     Accrued expenses consist of the following:

                                                                                  December 31,
                                                                               ------------------
                                                                                1998         1997
                                                                               ------        ----
                                                                                 (in thousands)
Accrued rebates and chargebacks .........................................      $  283        $ 10
Accrued professional fees ...............................................         327         353
Accrued salaries and payroll related expenses ...........................         124         109
Accrued development cost and royalty expense (Eurand - Note 13)..........         141          --
Other ...................................................................         144         177
                                                                               ------        ----
                                                                               $1,019        $649
                                                                               ======        ====

Rebates and chargebacks include reserves for price rebate programs for certain products, chargebacks from wholesalers, and certain sales related items. Accrued rebates and chargebacks at December 31, 1998 and 1997 represent management's estimate of the Company's future obligation.

                        GLOBAL PHARMACEUTICAL CORPORATION

7.   Income Taxes

     Due to the Company's losses since inception, no provision for income taxes is recorded for any period. The difference between the federal statutory tax rate and the Company's effective income tax rate is attributable to losses and future tax deductions for which valuation allowances have been established.

The net deferred tax balance is comprised of the tax effects of cumulative temporary differences, as follows:

                                                              December 31,
                                                       -----------------------
                                                         1998            1997
                                                       -------         -------
                                                             (in thousands)

Net operating losses.............................      $ 3,898         $ 1,142
Deferred start-up and organization costs.........        4,914           6,140
Eurand development costs (Note 13) ..............          274              92
Depreciation and amortization....................          495             304
Other ...........................................           67              --
                                                       -------         -------
   Gross deferred tax assets.....................        9,648           7,678
Deferred tax asset valuation allowance...........       (9,648)         (7,678)
                                                       -------         -------
                                                       $    --         $    --
                                                       =======         =======

     Due to historical losses incurred by the Company and limitations on the future use of net operating losses due to changes in the Company's ownership, a full valuation allowance for net deferred tax assets has been provided. If the Company achieves profitability, certain of these net deferred tax assets would be available to offset future income taxes.

8.   Notes Payable

     In July 1998, the Company entered into a three year revolving credit facility with G.E. Capital, providing funding to the Company up to $5 million based on the levels of accounts receivable and inventory. Amounts borrowed under this credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company also pays a fee of .125% per annum on the unused available portion of the credit line. At December 31, 1998, the Company had borrowings of $804,000 under this facility with $373,000 of availability.

9.   Long-Term Debt

                                                                                              December 31,
                                                                                            1998           1997
                                                                                           ------        -------
                                                                                               (in thousands)
2% loan payable to PIDA (No. 1) in 180 monthly installments of $6,602
   commencing June 1, 1994 through May 1, 2009......................................       $  745         $  808
3.75% loan payable to PIDC in 84 monthly installments of $3,672 commencing January
   1, 1994, with a balance of $304,000 due on December 1, 2000......................          363            393
3.75% loan payable to PIDA (No. 2) in 180 monthly installments of $5,513 commencing
   September 1, 1997, through August 1, 2012........................................          707            745
5% loan payable to DRPA in 120 monthly installments of $3,712 commencing
   September 1, 1997, through August 1, 2007........................................          313            341
                                                                                           ------         ------
                                                                                            2,128          2,287
Less: Current portion of long-term debt.............................................         (161)          (158)
                                                                                           ------         ------
                                                                                           $1,967         $2,129
                                                                                           ======         ======

     The PIDC loan is secured by the Company's equipment. The PIDA (No. 1) loan is secured by land, building and building improvements. The PIDC (No. 2) loan and the DRPA loan are secured by land, building and building improvements, and additional collateral of $684,000, invested in interest bearing certificates of deposit owned by the Company.

                        GLOBAL PHARMACEUTICAL CORPORATION

     The PIDA, PIDC/DRPA loans contain financial and non-financial covenants, including certain covenants regarding levels of employment which were not effective until the Company commenced operations. The Company received a waiver with respect to a non-financial covenant at December 31, 1998, and is in compliance with all other loan covenants.

     Scheduled maturities of long-term debt as of December 31, 1998 are as follows, in thousands:


                           1999..................     $  161
                           2000..................        472
                           2001..................        144
                           2002..................        148
                           2003..................        153
                           Thereafter............      1,050
                                                      ------
                                    Total........     $2,128
                                                      ======

10.  Mandatorily Redeemable Convertible Preferred Stock

     The Company's Board of Directors authorized and designated 60,000, 50,000, 9,000 and 50,000 shares of Preferred Stock as Series A Preferred, Series B Preferred, Series C Preferred and Series D Preferred, respectively, with all shares priced at $100 per share. In 1997, the Company issued 13,350 shares of Series A and 50,000 shares of Series B Preferred Stock to accredited investors for 1,335,000 and $5,000,000, respectively.

     At the option of the holder, each share of Series A Preferred and Series B Preferred Stock is convertible into that number of shares of the Company's common stock as is determined by dividing the liquidation value of $100 per share by the conversion price. At December 31, 1998, the conversion price was the lower of $2.75 per share or the average closing sale price of the common stock for the five trading days immediately preceding conversion but in no event less than $2.00 per share. The difference between the $2.75 per share conversion price and the market value of the common stock on the dates of the issuance of Preferred Stock was recognized as a Preferred Stock dividend of $2,547,000 in 1997.

     In November 1998, the Company issued 9,000 shares of Series C Preferred Stock and a five year warrant to purchase 225,000 shares of common stock at an initial exercise price equal to $4.00 per share for proceeds of $900,000. The Company allocated these proceeds by determining the fair value of the warrants as being $140,000 using the Black-Scholes option-pricing model, with $760,000, being allocated to Preferred Stock. The Company then recognized a $140,000 Preferred Stock Dividend to reflect the Series C Preferred Stock at its liquidation value.

     At the option of the holder, each share of Series C Preferred Stock is convertible into that number of shares of the Company's common stock as is determined by dividing the liquidation value by the conversion price. The conversion price is the lower of $2.00 per share or the average closing sale price of the common stock for the five trading days immediately preceding conversion but in no event less than $0.75 per share. In the event the Company, within eighteen months from the Series C Preferred Stock initial closing, issues and sells not less than an aggregate of $1 million of additional shares of common stock (or securities convertible into common stock) for a consideration per share of common stock of less than $2.00 the conversion price will be reduced to a price equal to the consideration per share for which the additional shares are sold.

     Except as required by law, holders of the shares of Series A , Series B, Series C and Series D Preferred Stock vote on an as-converted basis, as a single class with all other stockholders of the Company. Holders of Series D Preferred also have certain voting rights with respect to major corporate transactions or reorganization.

     Each share of Preferred Stock is entitled to a liquidation preference equal to $100 per share before any distributions to holders of common stock, and Series A, B, C and D Preferred Stock are not entitled to dividends unless declared on common stock. The holders of Series C and Series D Preferred Stock are entitled to a liquidation preference over the holders of Series A Preferred and Series B Preferred Stock.

                        GLOBAL PHARMACEUTICAL CORPORATION

     The Company has the option to redeem outstanding shares of the Preferred Stock by paying the liquidation value for each share, provided that the closing sale price of the common stock is seven dollars or more per share in the case of Series C Preferred Stock and at least five times the conversion price, in the case of Series D Preferred Stock, for a consecutive twenty day trading period. Each holder of Preferred Stock shall be entitled to redeem any or all shares in the event that the Company breaches or fails to comply with its obligations under the respective Certificates of Designations or the Stock Purchase Agreements, to the extent that the breach or failure is material to or had a material adverse effect on the Company, and is not cured within thirty days.

11.   Stockholders' Equity (Deficit)

   Preferred Stock

     The Company authorized 2,000,000 shares of Preferred Stock, $.01 par value per share (the "Preferred Stock"). The Company issued 72,350 shares of Preferred Stock of which 65,535 are outstanding and are classified as Mandatorily Redeemable Preferred Stock at December 31, 1998. (Note 10)

  Common Stock

     In 1995, the Company completed its IPO in which 1,650,000 shares of common stock were sold for net proceeds to the Company of $11,488,000. In connection with the IPO, the underwriter received an option to purchase up to 247,500 shares of common stock at $8.50 per share. The underwriter exercised this option in January 1996, at which time the Company sold 247,500 shares of common stock for net proceeds of $1,835,000.

     During 1998, 2,070 shares of Series A Preferred Stock and 6,745 shares of Series B Preferred Stock were converted into 90,544 shares and 278,682 shares of common stock, respectively. The conversion price ranged from $2.00 to $2.75 per share. Through March 2, 1999, the remaining 11,280 and 43,255 shares of Series A and Series B Preferred Stock were converted to common stock (Note 14).

12.  Stock Options

         The Company's 1995 Stock Incentive Plan was adopted by the Company's Board of Directors for the purpose of securing for the Company and its stockholders the benefits arising from the ownership of Company stock options by non-employee directors and key employees who are expected to contribute to the Company's future growth and success.

         Effective December 1997, the Company's Board of Directors approved the repricing of 426,800 outstanding options to $3.125 per share, the market value of common stock on that date. As a result, all outstanding options were effectively rescinded and reissued at an exercise price of $3.125 per share. Options vest over a three to four year period and have a maximum term of ten years. The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.15, $2.03 and $3.37, respectively. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) no expected dividend yield in 1998, 1997 and 1996, (ii) expected stock price volatility of 72.36%, 50% and 30% in 1998, 1997 and 1996 respectively, (iii) weighted average risk free interest rate of 5.33%, 5.89% and 6% in 1998, 1997 and 1996, respectively, and (iv) expected life of options of five years in 1998, 1997 and 1996.

                        GLOBAL PHARMACEUTICAL CORPORATION

Stock option transactions were:

                                                          1998                       1997                         1996
                                                -----------------------    -----------------------      -----------------------
                                                              Weighted                    Weighted                    Weighted
                                                              Average                      Average                    Average
                                                              Exercise                    Exercise                    Exercise
                                                 Shares        Price         Shares         Price        Shares        Price
                                                --------      --------     ---------      --------      ---------     ---------
Options outstanding at January 1 ............   436,800         $3.13       297,700         $8.53        236,000        $8.07
Granted .....................................   225,563         $3.50       159,700         $7.42        111,700        $8.87
Canceled ....................................   (26,366)        $3.27       (20,600)        $8.64        (50,000)       $7.13
Rescinded ...................................        --         $  --      (426,800)        $8.23             --        $  --
Reissued ....................................        --         $  --       426,800         $3.13             --        $  --
Options outstanding at December 31 ..........   635,997         $3.26       436,800         $3.13        297,700        $8.53
Options exercisable at December 31 ..........   351,617                     188,016                       75,306
Options available for grant at December 31 ..   114,003                     113,200                      252,300

         Had compensation cost for the Company's 1998, 1997 and 1996 grants for stock-based compensation plans been recognized under the provisions of SFAS 123, the Company's net loss, and net loss per common share for 1998, 1997 and 1996 would approximate the pro forma amounts below (in thousands, except for per share data):

                                      For the Year Ended               For the Year Ended               For the Year Ended
                                      December 31, 1998                December 31, 1997                 December 31, 1996
                                  --------------------------      ---------------------------       ---------------------------
                                  As Reported      Pro Forma      As Reported       Pro Forma       As Reported       Pro Forma
                                  -----------      ---------      -----------       ---------       -----------       ---------
Net loss .....................      ($4,755)        ($5,474)        ($8,424)        ($8,871)         ($4,608)          ($4,817)
Net loss per common share ....      ($ 1.07)        ($ 1.22)        ($ 1.97)        ($ 2.07)         ($ 1.08)          ($ 1.13)

         The pro forma results may not be representative of the effect on reported operations for future years.

         At December 31, 1998, 635,997 options are outstanding with an exercise price of $3.26, and a weighted average remaining contractual life of 7.58 years.

13.   Commitments and Contingencies

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

                        GLOBAL PHARMACEUTICAL CORPORATION

   Product liability and insurance

         The Company assumed the liabilities of Richlyn in connection with Diethyl Stilbestrol ("DES"), which was manufactured by Richlyn during the late 1950's and early 1960's. DES was prescribed to pregnant women during that period and has been alleged to cause birth defects. There have been numerous claims brought against drug manufacturers in connection with DES. Since 1987, Richlyn's insurers have paid approximately $136,000 on Richlyn's and the Company's behalf to settle approximately 143 DES-related suits. While Richlyn's insurers have in the past defended those DES claims against Richlyn and paid all settlements in connection therewith to date, the insurers have reserved their right to discontinue the defense of the claims and the payment of settlements at any time. Claims settlements to date have been based upon market share, and Richlyn's share of the market during the periods in question was less than 1%. While there can be no assurance as to the ultimate resolution of these matters, in the opinion of Management, the ultimate liabilities resulting from such lawsuits and claims will not materially adversely affect the financial position, operating results or cash flow of the Company.

   Eurand America Agreement

         The Company is committed to payments of $100,000 for the development and supply of product batches necessary for clinical studies under the license and supply agreement entered into with Eurand America in 1997 to develop a gastro-protected pancrelipase product, subject to Eurand's performance in accordance with terms and conditions of the agreement. Annual minimum royalty payments will also become payable upon shipment of the product. The Company has $100,000 and $41,000 accrued for milestone payments and royalty payments, respectively, at December 31, 1998.

14.      Subsequent Events

         From January 1, 1999 through March 2, 1999, 11,280 and 43,255 shares of Series A and Series B Preferred Stock with liquidation values of $1,128,000 and $4,326,000, respectively, were converted into 2,598,000 shares of Common Stock at conversion prices ranging from $2.00 to $2.24 per share.

         On March 2, 1999, the Company issued 30,000 shares of Mandatorily Redeemable Convertible Series D Preferred Stock and a five year warrant to purchase 375,000 shares of common stock at an initial exercise price equal to $4.00 per share for aggregate proceeds of $3,000,000. The Company has determined the fair value of the warrants as being $322,500, using the Black-Scholes option pricing model, and the fair value of the Preferred Stock as being $2,677,500. In the first quarter of fiscal 1999, the Company will recognize a $322,500 Preferred Stock dividend to reflect the Series D Preferred Stock at its liquidation value. An additional $2,000,000 of its Series D Preferred Stock is expected to be issued to the same investors prior to June 30, 1999 subject to the Company's stockholders authorization of additional shares of common stock.

          At the option of the holder, each share of Series D Preferred Stock is convertible into that number of shares of the Company's common stock as is determined by dividing the liquidation value by the conversion price. The conversion price is the lower of $2.00 per share or $1.20 per share if the second closing of Series D Preferred Stock does not occur by June 30, 1999. The difference between the conversion price and the market value of the common stock on the date of the issuance of Preferred Stock will be recognized as a Preferred Stock dividend of $281,000 in the first quarter of fiscal 1999. In the event the Company, within eighteen months from the Series D initial closing, issues and sells not less than an aggregate of $1 million of additional shares of common stock (or securities convertible into common stock) for a consideration per share of less than $2.00, the conversion price will be reduced to a price equal to the consideration per share for which additional shares are sold.

          At the option of the investors, the Company will pay liquidation value to the investors if the following occur: 1) a sale of all or substantially all of the Company's operating assets, 2) the Company becomes insolvent, 3) the Company goes private, or 4) a business combination involving the Company in which the shareholders of the Company cease to own 50% of the voting power of all classes of stock or 50% of the total equity securities in the new entity. Subject to certain specified exceptions, the holders of Series D Preferred Stock have the preemptive right to maintain current ownership of the Company in future equity offerings.