Form 10QSB
period 1999-03-31
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1999-05-05
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-27354

                        Global Pharmaceutical Corporation
         ---------------------------------------------------------------
                 (Name of small business issuer in its charter)

                  Delaware                                 65-0403311
  --------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

             Castor & Kensington Aves., Philadelphia, PA 19124-5694
        ---------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)
                    Issuer's telephone number (215) 289-2220

                                 Not Applicable
             ------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

         As of April 30, 1999, the number of shares outstanding of each of the issuer's classes of common equity was 7,254,053 shares of common stock ($0.01 par value).

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                        GLOBAL PHARMACEUTICAL CORPORATION
                                  BALANCE SHEET
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                            March 31,           December 31,
                                                                              1999                  1998
                                                                              ----                  ----
ASSETS
Current assets:
     Cash and cash equivalents ....................................         $ 1,859                $ 1,304
     Short term investments .......................................             982                      0
     Accounts receivable ..........................................           1,983                  1,088
     Inventories ..................................................           1,040                    763
     Prepaid expenses and other ...................................             120                     51
                                                                           --------               --------
          Total current assets ....................................           5,984                  3,206
 Property, plant and equipment, net ...............................           3,940                  4,054
Intangible assets, net of accumulated amortization
     of $353 and $294 .............................................             824                    883
Deferred financing costs, net .....................................              25                     26
Investments .......................................................             684                    684
                                                                           --------               --------
          Total assets ............................................         $11,457                $ 8,853
                                                                           ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of long-term debt ............................         $   168                $   161
     Notes payable ................................................           1,254                    804
     Accounts payable .............................................             722                    927
     Accrued expenses .............................................           1,496                  1,019
                                                                           --------               --------
          Total current liabilities ...............................           3,640                  2,911
Long-term debt ....................................................           1,918                  1,967
                                                                           --------               --------
                                                                              5,558                  4,878
                                                                           --------               --------
Mandatorily redeemable preferred stock:
     Series A mandatorily redeemable convertible Preferred Stock,
     0 and 11,280 shares outstanding at March 31, 1999 and
     December 31, 1998, respectively; $.01 par value,
     redeemable at $100 per share .................................               0                  1,128

     Series B mandatorily redeemable convertible Preferred Stock,
     0 and 43,255 shares outstanding at March 31, 1999 and
     December 31, 1998, respectively; $.01 par value, redeemable at
     $100 per share ...............................................               0                  4,326

     Series C mandatorily redeemable convertible Preferred Stock,
     9,000 shares outstanding at March 31, 1999 and
     December 31, 1998, respectively; $.01 par value, redeemable at
     $100 per share ...............................................             900                    900

     Series D mandatorily redeemable convertible Preferred Stock,
     30,000 and 0 shares outstanding at March 31, 1999 and
     December 31, 1998, respectively; $.01 par value, redeemable at
     $100 per share ...............................................           3,000                      0
                                                                           --------               --------
                                                                              3,900                  6,354
                                                                           ========               ========
     Stockholders' equity (deficit): Preferred stock, $.01 par
     value, 2,000,000 authorized 102,350 shares issued and 39,000 outstanding at March 31, 1999 and 72,350 shares issued and
     63,535 shares outstanding at December 31, 1998,
     respectively..................................................              --                     --

     Common stock, $.01 par value, 10,000,000 authorized and
     7,254,053 shares issued and outstanding at March 31, 1999 and
     4,656,097 shares issued and outstanding at December 31, 1998,
     respectively..................................................              73                     47

     Additional paid-in capital....................................          25,338                 20,165
     Accumulated deficit...........................................         (23,412)               (22,591)
                                                                           --------               --------
          Total stockholders' equity  (deficit) ...................           1,999                 (2,379)
                                                                           --------               --------

     Total liabilities and stockholders' equity (deficit)..........        $ 11,457                $ 8,857
                                                                           ========               ========

 The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (unaudited)
             (dollars in thousands, except share and per share data)




                                                           Three Months Ended
                                                                 March 31,
                                                         1999                 1998
                                                         ----                 ----


Net sales ..........................................  $     1,827         $       898

Cost of sales ......................................        1,335               1,157
                                                      -----------         -----------
Gross margin (loss).................................          492                (259)

Research and development ...........................          547                 592

Selling expenses ...................................          313                 131

General and administrative .........................          429                 389

Interest expense ...................................           48                  22

Interest income ....................................          (24)                (62)

Other income .......................................         --                  (404)

Other expense ......................................         --                    62
                                                      -----------         -----------
Net loss ...........................................  $      (821)        $      (989)
                                                      ===========         ===========
Less:  Imputed dividend on preferred stock .........  $      (603)        $      --
                                                      ===========         ===========
Net loss applicable to common stock ................  $    (1,424)        $      (989)
                                                      ===========         ===========
Net Loss per share (basic) .........................  $      (.21)        $      (.23)
                                                      ===========         ===========
Net Loss per share (diluted) .......................  $      (.21)        $      (.23)
                                                      ===========         ===========
Weighted average common shares outstanding .........    6,708,742           4,288,184
                                                      ===========         ===========



* The net loss per share for the three months ended March 31, 1999 includes a preferred stock dividend of $322,500 to reflect the Series D Preferred Stock at its liquidation value and of $281,000 representing the difference between the conversion price of $2.00 per share and the market value of the Common Stock on the date of the issuance of the Preferred Stock.


 The accompanying notes are an integral part of these financial statements.

                 GLOBAL PHARMACEUTICAL CORPORATION

       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            (unaudited)
                 (dollars and shares in thousands)


                                                             Common stock                                      Total
                                                           ------------------   Additional                  Stockholders'
                                                           Number of     Par      paid-in     Accumulated      equity
                                                            shares      value     capital       deficit      (deficit)
                                                           ---------    -----   ----------    -----------   ------------

Balances at December 31, 1995............................    4,039      $  40     $17,575       $ (7,491)     $ 10,124
Issuance of common stock in January 1996.................      248          3       1,832             --         1,835
Net loss.................................................       --         --          --         (4,608)       (4,608)
                                                             -----      -----     -------       --------      --------
Balances at December 31, 1996............................    4,287         43      19,407        (12,099)        7,351
Issuance of Preferred Stock (Series A and B) ............       --         --       2,547             --         2,547
Accretion of Preferred Stock dividends (Series A
and B)...................................................       --         --      (2,547)            --        (2,547)
Expenses relating to issuance of Series A and Series B
Preferred Stock..........................................       --         --         (96)            --           (96)
Net loss.................................................       --         --          --         (5,877)       (5,877)
                                                             -----      -----     -------       --------      --------
Balances at December 31, 1997............................    4,287         43      19,311        (17,976)        1,378
Expenses relating to issuance of Series B
    Preferred Stock......................................       --         --         (23)            --           (23)
Conversion of Series A and Series B Preferred Stock......      369          4         877             --           881
Issuance of Preferred Stock(Series C)....................       --         --         140             --           140
Accretion of Preferred Stock dividend (Series C).........       --         --        (140)            --          (140)
Net loss.................................................       --         --          --         (4,615)       (4,615)
                                                             -----      -----     -------       --------      --------
Balances at December 31, 1998............................    4,656         47      20,165        (22,591)       (2,379)
Conversion of Series A and Series B Preferred Stock .....    2,598         26       5,428             --         5,454
Expenses relating to issuance of Series C and Series D
     Preferred Stock.....................................      --          --        (255)            --          (255)
Issuance of Preferred Stock (Series D)...................      --          --         603             --           603
Accretion of Preferred Stock dividends (Series D)........      --          --        (603)            --          (603)
Net loss.................................................      --          --          --           (821)         (821)
                                                             -----      -----     -------       --------      --------
Balance at March 31, 1999................................    7,254      $  73     $25,338       $(23,412)     $  1,999
                                                             =====      =====     =======       ========      ========


 The accompanying notes are an integral part of these financial statements.

                 GLOBAL PHARMACEUTICAL CORPORATION
                      STATEMENT OF CASH FLOWS
                            (unaudited)
                       (dollars in thousands)



                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      1999           1998
                                                                                      ----           ----
Cash flows from operating activities:
     Net loss ..................................................................    $  (821)         $  (989)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization .........................................        186              177
         Change in assets and liabilities:
              (Increase)in accounts receivable .................................       (895)            (466)
              (Increase) in inventory ..........................................       (277)            (172)
              (Increase) in prepaid expenses and other assets ..................        (68)             (40)
              Increase (decrease) in accounts payable and accrued expenses .....        272               37
                                                                                    -------          -------
                  Net cash used for operating activities .......................     (1,603)          (1,453)
                                                                                    -------          -------
Cash flows from investing activities:

     Purchases of marketed securities ..........................................       (982)            --
     Purchases of property, plant and equipment ................................        (13)            (333)
                                                                                    -------          -------
                  Net cash used for investing activities .......................       (995)            (333)
                                                                                    -------          -------
Cash flows from financing activities:
     Long-term debt:
         Payments ..............................................................        (42)             (39)
     Notes Payable:
         Borrowings ............................................................        450             --

     Issuance of stock and warrants:

         Issuance of Preferred Stock net of expense ............................      2,745              (25)
                                                                                    -------          -------
                  Net cash used for financing activities .......................      3,153              (64)
                                                                                    -------          -------
Net increase (decrease) in cash and cash equivalents ...........................        555           (1,850)
                                                                                    -------          -------
Cash and cash equivalents, beginning of period .................................      1,304            4,719
                                                                                    -------          -------
Cash and cash equivalents, end of period .......................................      1,859            2,869
                                                                                    =======          =======
Supplemental disclosure of cash flow information: ..............................    $    48          $    21
                                                                                    =======          =======
     Cash paid for interest


The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               Three Months Ended
                        March 31, 1999 and March 31, 1998

          Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results of operations expected for the year ending December 31, 1999.

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

         The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain and maintain governmental approvals on additional products, the ability to adequately fund its operating requirements, the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, the availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

         These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

     During the three months ended March 31, 1999, the Company has introduced to market the following new products: Oxycodone Hydrochloride Tablet, 5 mg, a generic alternative to Roxane Laboratories, Roxicodone(R), a narcotic analgesic, Pancrelipase Tablets 8000 units, a generic alternative to Paddock Laboratories, Viokase(R), a digestive enzyme, and three Aminobenzoate Potassium products: tablets 0.5 grams, capsules 0.5 grams and granules 2 grams; Aminobenzoate Potassium is the generic alternative to Glenwood, Inc.'s Potaba(R), an anti-fibrotic for the treatment of Peyronie's Disease and scleroderma.

     The Company, also, received its first ANDA approval from the Food and Drug Administration ("FDA") to manufacture and market Minocycline HCl 50 mg and 100 mg capsules; Minocycline is the generic equivalent of Lederle's Minocin(R), an antibiotic.

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

Results of Operations

     The Company's net loss excluding non-recurring charges of $603,500 related to imputed stock dividends on the Company's Series D Convertible Preferred Stock for the three months ended March 31, 1999 was $821,000, as compared to a net loss of $989,000 in the same period in 1998. The decrease in the net loss was due primarily to increased revenues and improved product mix.

     The net sales for the three months ended March 31, 1999 were $1,827,000, as compared to $898,000 in the three months ended March 31, 1998. The increase in net sales in 1999 was due primarily to an increase in the number of products and customers as compared to the same period in 1998.

     The cost of sales of $1,335,000 for the three months ended March 31, 1999 had associated cost of goods sold of $866,000 and an unabsorbed manufacturing overhead of $469,000 representing the under capacity utilization of the plant and infrastructure. For the three months ended March 31, 1998, the cost of sales of $1,157,000 had associated cost of goods sold of $451,000 and an unabsorbed manufacturing overhead of $706,000.

     The gross margin for the three months ended March 31, 1999 was $492,000 as compared to a gross margin loss of $259,000 in the three months ended March 31, 1998, due primarily to better absorption of manufacturing overhead by the increased production and an improved product mix.

     The research and development costs for the three months ended March 31, 1999 were $547,000 as compared to $592,000 in the three months ended March 31, 1998, which included a payment of $100,000 for development costs to Eurand America.

     The selling expenses for the three months ended March 31, 1999 were $313,000 as compared to $131,000 for the three months ended March 31, 1998. The increase in selling expenses in 1999 was due primarily to additional personnel, advertising, travel and freight costs as compared to the same period in 1998.

     The general and administrative expenses were $429,000 for the three months ended March 31, 1999 as compared to $389,000 for the same period in 1998. The increase of $40,000 over 1998 was due primarily to higher professional fees.

     The interest expense of $48,000 for the three months ended March 31, 1999 was higher than the interest expense of $22,000 in the comparable period in 1998 due to borrowings from General Electric Capital Corporation ("GECC"), primarily for working capital purposes.

     The interest income was $24,000 for the three months ended March 31, 1999 as compared to $62,000 in the same period of 1998 due to a decrease in investments in cash equivalents.

     The other income was zero for the three months ended March 31, 1999 as compared to $404,000 for the three months ended March 31, 1998 which included the first payment of $402,000 for the U.S. Ranitidine profit distribution from Genpharm, Inc. ("Genpharm").

     The other expense was zero for the three months ended March 31, 1999 as compared to $62,000 for the three months ended March 31, 1998 which represented amounts due to a sales organization for a one time non-repeating profit sharing arrangement for the distribution of one of the Company's products.

Liquidity and Capital Resources

     In December 1995, the Company completed its initial public offering ("IPO") in which 1,650,000 shares of common stock were sold by the Company for net proceeds of $11,489,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996, for net proceeds to the Company of $1,835,000.

     In July 1997, the Company received a $758,000 loan from Pennsylvania Industrial Development Authority ("PIDA") bearing annual interest of 3.75% for 15 years and a $350,000 loan from the Delaware River Port Authority ("DRPA") via the Philadelphia Industrial Development Corporation ("PIDC") bearing annual interest of 5.00% for 10 years. These loans are secured by land, building and building improvements. A portion of the loans funded capital projects, with the remaining proceeds invested in interest bearing certificates of deposit owned by the Company and pledged as additional collateral.

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

     In July 1998, the Company entered into a revolving credit facility with GECC, providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company also pays a fee of .125% per annum on the unused available portion of the credit line. At March 31, 1999 the Company had outstanding borrowings of $1,254,000 with additional availability of $744,000.

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

The Year 2000 Issue

     The Company's computer system and programs were designed in recent years and concerns related to the Year 2000 issue were addressed at the time the decision to purchase the system was made. During 1998 management initiated a program to prepare the Company's computer systems, applications and other equipment that may employ date sensitive embedded chips for the Year 2000. The Company has been advised by its hardware and software vendors that all databases used by current systems are Year 2000 compliant. The Company completed an inventory of all computer hardware and software applications and successfully tested their Year 2000 compliance. The Company is in the process of addressing the Year 2000 issues with customers, suppliers, service providers and other constituents which should be completed by June 30, 1999. The Company will review the information received in response to these inquiries and will determine the need and extent of contingency planning. The Company expects to complete its contingency planning by July 31, 1999. At this time, the Company does not believe that the Year 2000 issue indicates a material event or uncertainty or that the cost of addressing the Year 2000 issue is material to the Company's business, operations or financial condition.

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

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings:  None Applicable.

Item 2.  Changes in securities:

         On March 2, 1999, the Company sold, in a private placement, 30,000 shares of its Series D Convertible Preferred Stock ("Preferred Stock") and five year warrants to purchase an aggregate of 375,000 shares of common stock at an initial exercise price equal to $4.00 per share to certain "accredited investors," as such term is defined in Rule 501 (a) under the Securities Act of 1933, as amended (the "Act"), for an aggregate consideration of $3,000,000. The agreement between the Company and the investors provides for the issuance, prior to June 30, 1999 (the "Second Closing"), of an additional $2,000,000 of Series D Preferred Stock and five year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price equal to $4.00 per share, subject to authorization by the Company's stockholders of additional shares of common stock and customary closing conditions. Brean Murray and Co., Inc. served as the placement agent for the private placement and Brean Murray and one of its officers received warrants to purchase an aggregate of 90,000 shares of the Company's common stock and will receive, upon the Second Closing, warrants to purchase an additional 60,000 shares of the Company's common stock. The Preferred Stock is convertible at the option of each holder at any time after the date of issuance of the Preferred Stock into such number of fully paid and nonassessable shares of the Company's common stock as is determined by dividing the Liquidation Value ($100.00 per share) by the Conversion Price. The conversion Price is $2.00 per share (subject to certain adjustments enumerated in the stock purchase agreement for the Preferred Stock and subject to reduction to $1.20 per share in the event that the Second Closing does not occur). The Company relied upon the exemption afforded by Section 4(2) of, and Regulation D promulgated under, the Act in connection with the sale of the Preferred Stock.

Item 3.  Defaults Upon Senior Securities:  None Applicable

Item 4.  Submission of Matters to a Vote of Security Holders: None Applicable

Item 5.  Other Information: None Applicable

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

         3.8 Certificate of the Designations of the Series D Convertible Preferred Stock of the Company. (1).

         3.9 Certificate of Amendment to Certificate of the Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock and to Certificate of Designations, Powers, Preferences and Rights of the Series B Convertible Preferred Stock of the Company. (1).

         3-10 Certificate of Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock of the Company. (1).

                  (1) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-3 (File No. 333-71809).

         27.      Financial Data Schedule

(b)      Reports on Form 8-K:

                  Form 8-K filed on March 3, 1999 regarding the press release issued for the initial closing of $5 million of Series D Convertible Preferred Stock.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GLOBAL PHARMACEUTICAL CORPORATION

           By: /s/ BARRY R. EDWARDS
               --------------------------------------
               President and Chief Executive Officer        (Principal Executive
                                                                        Officer)

           By: /s/ CORNEL C. SPIEGLER
               --------------------------------------
                  Chief Financial Officer,                  (Principal Financial
                  Vice President--Administration                  and Accounting
                                                                        Officer)