Form 10QSB
period 1999-06-30
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1999-08-11
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------
                        Global Pharmaceutical Corporation
                        ---------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                   65-0403311
   --------------------------------------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

             Castor & Kensington Aves., Philadelphia, PA 19124-5694
   --------------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)
                    Issuer's telephone number (215) 289-2220

                                 Not Applicable
   --------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --    --

         As of August 6, 1999, the number of shares outstanding of each of the issuer's classes of common equity was 7,254,053 shares of common stock ($0.01 par value).

PART I       FINANCIAL  INFORMATION
ITEM I       FINANCIAL  STATEMENTS

                        GLOBAL PHARMACEUTICAL CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                                June 30,         December 31,
                                                                                  1999               1998
                                                                                --------         ------------

Current assets:
             Cash and cash equivalents                                          $  2,602          $  1,304
             Short term investments                                                  507                 0
             Accounts receivable                                                   2,583             1,088
             Inventories                                                           1,321               763
             Prepaid expenses and other assets                                       118                51
                                                                                --------          --------
                         Total current assets                                      7,131             3,206
Property, plant and equipment, net                                                 3,890             4,054
Intangible assets, net of accumulated amortization of $ 412 and $ 294                765               883
Deferred financing costs, net                                                         24                26
Investments                                                                          684               684
                                                                                --------          --------
                         Total assets                                           $ 12,494          $  8,853
                                                                                ========          ========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY (DEFICIT)
Current liabilities:
             Current portion of long-term debt                                  $    168          $    161
             Notes payable                                                           764               804
             Accounts payable                                                      1,149               927
             Accrued expenses                                                      1,595             1,019
                                                                                --------          --------
                         Total current liabilities                                 3,676             2,911
Long-term debt                                                                     1,876             1,967
                                                                                --------          --------
                                                                                   5,552             4,878
                                                                                --------          --------

Mandatorily redeemable preferred stock:
     Series A mandatorily redeemable convertible Preferred Stock,
     0 shares and 11,280 shares outstanding at June 30, 1999 and December 31,
     1998, respectively; $.01 par value, redeemable at $100 per share                  0             1,128

     Series B mandatorily redeemable convertible Preferred Stock,
     0 and 43,255 shares outstanding at June 30, 1999 and December 31,
     1998, respectively; $.01 par value, redeemable at $100 per share                  0             4,326

     Series C mandatorily redeemable convertible Preferred Stock,
     9,000 shares outstanding at June 30, 1999 and December 31,
     1998, respectively; $.01 par value, redeemable at $100 per share                900               900

     Series D mandatorily redeemable convertible Preferred Stock,
     50,000 and 0  shares outstanding at June 30, 1999, and December 31,
     1998, respectively; $.01 par value, redeemable at $100 per share              5,000                 0
                                                                                --------          --------
                                                                                   5,900             6,354
                                                                                --------          --------

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, 2,000,000 authorized; 122,350 shares issued and 59,000 outstanding at June 30, 1999 and 72,350 shares
     issued and 63,535 shares outstanding at December 31, 1998                         0                 0

     Common stock, $.01 par value, 17,000,000 authorized and 7,254,053 shares issued and outstanding at June 30, 1999, and 4,656,097 shares
     issued and outstanding at December 31, 1998                                      73                47

     Additional paid-in capital                                                   25,106            20,165
     Accumulated deficit                                                         (24,137)          (22,591)
                                                                                --------          --------
             Total stockholders' equity (deficit)                                  1,042            (2,379)
                                                                                ========          ========
             Total liabilities and stockholders' equity (deficit)               $ 12,494          $  8,853
                                                                                ========          ========

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (unaudited)
             (dollars in thousands, except share and per share data)

                                                            Three Months Ended                      Six Months Ended
                                                                June 30,                                 June 30,
                                                        1999                1998                 1999                1998
                                                        ----                ----                 ----                ----
Net sales                                          $     2,390          $     1,020          $     4,217          $     1,918

Cost of sales                                            1,885                1,098                3,220                2,255
                                                   -----------          -----------          -----------          -----------

Gross margin (loss)                                        505                  (78)                 997                 (337)

Research and development                                   450                  655                  997                1,247

Selling expenses                                           233                  254                  546                  385

General and administrative                                 549                  400                  978                  789

Interest expense                                            46                   17                   94                   39

Interest income                                            (48)                 (36)                 (72)                 (98)

Other income                                              --                    (20)                --                   (424)

Other expense                                             --                     10                 --                     72
                                                   -----------          -----------          -----------          -----------

Net loss                                           $      (725)         $    (1,358)         $    (1,546)         $    (2,347)
                                                   ===========          ===========          ===========          ===========

Less:  Imputed dividend on preferred stock         $      (870)         $      --            $    (1,474)         $      --
                                                   -----------          -----------          -----------          -----------

Net loss applicable to common stock                $    (1,595)         $    (1,358)         $    (3,020)         $    (2,347)
                                                   ===========          ===========          ===========          ===========

Net loss per share (basic)                         $     (0.22)         $     (0.31)         $     (0.43)         $     (0.54)
                                                   ===========          ===========          ===========          ===========

Net loss per share (diluted)                       $     (0.22)         $     (0.31)         $     (0.43)         $     (0.54)
                                                   ===========          ===========          ===========          ===========

Weighted average common shares
outstanding                                          7,254,053            4,451,855            6,995,831            4,370,472
                                                   ===========          ===========          ===========          ===========

* The net loss per share for the three months ended June 30, 1999 includes a preferred stock dividend of $682,500 to reflect the Series D Preferred Stock at its liquidation value and of $188,000 representing the difference between the conversion price of $2.00 per share and the market value of the Common Stock on the date of the issuance of the Preferred Stock. The net loss per share for the six months ended June 30, 1999, includes an aggregate preferred stock dividend of $1,005,000 to reflect the Series D Preferred Stock at its liquidation value and of $469,000 representing the difference between the conversion price of $2.00 per share and the market value of the Common Stock on the date of the issuance of the Preferred Stock.

   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                        (dollars and shares in thousands)




                                                                    Common Stock                                        Total
                                                            ------------------------    Additional                    Stockholders'
                                                             Number of          Par       paid-in     Accumulated       equity
                                                               shares          value      capital       deficit        (deficit)
                                                               ------          -----      -------       -------        ---------

Balances at December 31, 1997                                  4,287            43        19,311        (17,976)         1,378

Expenses relating to issuance of Series B Preferred
     Stock                                                        --            --           (23)            --            (23)
Conversion of Series A and Series B Preferred Stock              369             4           877             --            881
Issuance of Preferred Stock (Series C)                            --            --           140             --            140
Accretion of Preferred Stock dividend (Series C)                  --            --          (140)            --           (140)
Net loss                                                          --            --            --         (4,615)        (4,615)
                                                            --------      --------      --------       --------       --------
Balances at December 31, 1998                                  4,656            47        20,165        (22,591)        (2,379)
Conversion of Series A and Series B Preferred Stock            2,598            26         5,428                         5,454
Expenses relating to issuance of Series C and Series D
     Preferred Stock                                              --            --          (255)            --           (255)
Issuance of Preferred Stock (Series D)                            --            --           603             --            603
Accretion of Preferred Stock dividends (Series D)                 --            --          (603)            --           (603)
Net loss                                                          --            --            --           (821)          (821)
                                                            --------      --------      --------       --------       --------
Balances at March 31, 1999                                     7,254      $     73      $ 25,338       $(23,412)      $  1,999
                                                            --------      --------      --------       --------       --------

Expenses relating to issuance of Series D Preferred
     Stock                                                        --            --          (247)            --           (247)
Compensation expense on stock options to directors                --            --            15             --             15
Issuance of Preferred Stock (Series D)                            --            --           870             --            870
Accretion of Preferred Stock dividends (Series D)                 --            --          (870)            --           (870)
Net loss                                                          --            --            --           (725)          (725)
                                                            ========      ========      ========       ========       ========
Balances at June 30, 1999                                      7,254      $     73      $ 25,106       $(24,137)      $  1,042
                                                            ========      ========      ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF CASH FLOWS

                                   (unaudited)
                             (dollars in thousands)




                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                                1999          1998
                                                                                                ----          ----

Cash flows from operating activities:                                                          $(1,546)      $(2,347)
             Net loss
             Adjustments to reconcile net loss to net cash used by
                  operating activities:
                  Depreciation and amortization                                                    371           358
                  Expenses paid through issuance of warrants                                         0            10
                  Compensation expense on stock options to directors                                15             0
                  Change in assets and liabilities:
                       (Increase) in accounts receivable                                        (1,495)         (921)
                       (Increase) in inventory                                                    (558)         (183)
                       (Increase) in prepaid expenses and other assets                             (65)          (55)
                        Increase (decrease) in accounts payable and accrued expenses               798          (104)
                                                                                               -------       -------
                         Net cash used for operating activities                                 (2,480)       (3,242)
                                                                                               -------       -------
Cash flows from investing activities:
             Purchases of marketable securities                                                   (507)            0
             Purchases of property, plant and equipment                                            (89)         (386)
                                                                                               -------       -------
                                     Net cash used for investing activities                       (596)         (386)
                                                                                               -------       -------
Cash flows from financing activities:
             Repayments of long-term debt:                                                         (84)          (80)
             Repayments of notes:                                                                  (40)            0
             Issuance of stock and warrants:
                         Issuance of Preferred Stock, net of expense                             4,498           (32)
                                                                                               -------       -------
                                     Net cash provided by (used for) financing activities        4,374          (112)
                                                                                               -------       -------
Net increase (decrease) in cash and cash equivalents                                             1,298        (3,740)
                                                                                               -------       -------
Cash and cash equivalents, beginning of period                                                 $ 1,304       $ 4,719
                                                                                               -------       -------
Cash and cash equivalents, end of period                                                       $ 2,602       $   979
                                                                                               =======       =======
Supplemental disclosure of cash flow information:
             Cash paid for interest                                                            $    94       $    39
                                                                                               =======       =======



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                Six Months Ended
                         June 30, 1999 and June 30, 1998

          Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results of operations expected for the year ending December 31, 1999.

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

General

     During the three months ended June 30, 1999, the Company has introduced to market its first new ANDA approval, Minocycline Hcl 100mg capsule, an antibiotic, which is the generic equivalent of Lederle's Minocin(R).

     In May 1999, the Company completed the sale of its Series D Convertible Preferred Stock for an additional $2,000,000 (in addition to the $3 million of Series D Convertible Preferred Stock sold in March 1999) and issued a five year warrant to purchase 250,000 shares of common stock at an initial exercise price equal to $4.00 per share.

     On July 26, 1999, the Company entered into a definitive merger agreement with Impax Pharmaceuticals, Inc., ("Impax") a privately held drug delivery company located in Hayward, California. Under the terms of the agreement, unanimously approved by the Boards of Directors of both companies, Global will acquire all of Impax's outstanding stock in exchange for an aggregate of 31,571,274 shares of Global's common stock and preferred stock. The newly merged entity will combine the advanced drug delivery systems developed by Impax with Global's manufacturing, marketing and sales capabilities, while continuing to expand the development of niche and controlled release generics and accelerating the development of branded products. This transaction will be accounted for as reverse acquisition under the purchase method of accounting with Impax deemed the acquirer.

     The merger is expected to be completed in the fourth quarter of 1999, subject to approval by stockholders and regulatory agencies, and customary closing conditions.

Results of Operations

     The Company's net loss, excluding non-recurring charges of $870,000 related to imputed stock dividends on the Company's Series D Convertible Preferred Stock for the three months ended June 30, 1999, was $725,000, compared to a net loss of $1,358,000 in the same period in 1998. The decrease in the net loss was due primarily to increased revenues and lower unabsorbed manufacturing overhead.

     The net sales for the three months ended June 30, 1999 were $2,390,000, compared to $1,020,000, in the three months ended June 30, 1998. The increase in net sales in 1999 was due primarily to an increase in the number of products and customers as compared to the same period in 1998.

     The cost of sales of $1,885,000 for the three months ended June 30, 1999 had associated cost of goods sold of $1,370,000 and an unabsorbed manufacturing overhead of $515,000 representing the under capacity utilization of the plant and infrastructure. For the three months ended June 30, 1998, the cost of sales of $1,098,000 had associated cost of goods sold of $461,000 and an unabsorbed manufacturing overhead of $637,000.

     The gross margin for the three months ended June 30, 1999 was $505,000 compared to a gross margin loss of ($78,000) in the three months ended June 30, 1998, due primarily to higher sales and higher absorption of manufacturing overhead by the increased production.

     The research and development costs for the three months ended June 30, 1999 were $450,000 compared to $655,000 in the three months ended June 30, 1998. The second quarter of 1998 included a payment of $100,000 for development costs to Eurand America.

     The selling expenses for the three months ended June 30, 1999 were $233,000 as compared to $254,000 for the three months ended June 30, 1998.

     The general and administrative expenses were $549,000 for the three months ended June 30, 1999 compared to $400,000 for the same period in 1998. The increase of $149,000 over 1998 was due primarily to merger-related expenses in connection with the proposed merger with Impax Pharmaceuticals, Inc.

     The interest expense of $46,000 for the three months ended June 30, 1999 was $29,000 higher than the interest expense of $17,000 in the comparable period in 1998, due to increased levels of borrowings, primarily for working capital purposes.

         The interest income was $48,000 for the three months ended June 30, 1999 compared to $36,000 in the same period of 1998 due to an increase in investments in cash equivalents resulting from the proceeds from the sale of Series D Convertible Preferred Stock.

     The other income was zero for the three months ended June 30, 1999 compared to $20,000 for the three months ended June 30, 1998; there was no U.S. Ranitidine profit distribution from Genpharm, Inc. ("Genpharm") in the second quarter of 1999.

     The Company's net loss, excluding non-recurring charges of $1,474,000 related to imputed stock dividends on the Company's Series D Convertible Preferred Stock for the six months ended June 30, 1999, was $1,546,000 as compared to a net loss of $2,347,000 in the same period in 1998. The decrease in the net loss was due primarily to increased revenues and lower unabsorbed manufacturing overhead.

     The net sales for the six months ended June 30, 1999, were $4,217,000 compared to $1,918,000 in the comparable period in 1998. The increase in net sales in 1999 was due primarily to an increase in the number of products and customers as compared to the same period in 1998.

     The cost of sales of $3,220,000 for the six months ended June 30, 1999 had associated cost of goods sold of $2,236,000 and an unabsorbed manufacturing overhead of $984,000 representing the under capacity utilization of the plant and infrastructure. For the six months ended June 30, 1998, the cost of sales of $2,255,000 had associated cost of goods sold at $912,000 and an unabsorbed manufacturing overhead of $1,343,000.

     The gross margin for the six months ended June 30, 1999, was $997,000 compared to a gross margin loss of ($337,000) in the six months ended June 30, 1998, due primarily to higher sales and higher absorption of manufacturing overhead by the increased production.

     The research and development costs for the six months ended June 30, 1999 were $997,000 compared to $1,247,000 in the six months ended June 30, 1998. The six months ended June 30, 1999 included payments of $200,000 for development costs to Eurand America.

     The selling expenses for the six months ended June 30, 1999, were $546,000 compared to $385,000 for the six months ended June 30, 1998. The increase in selling expenses in 1999 was due primarily to additional personnel, advertising, travel and freight as compared to the same period in 1998.

     The general and administrative expenses were $978,000 for the six months ended June 30, 1999, compared to $789,000 for the same period in 1998. The increase of $189,000 over 1998 was due primarily to merger-related expenses in connection with the proposed merger with Impax Pharmaceuticals, Inc.

     The interest expense was $94,000 for the six months ended June 30, 1999, compared to $39,000 for the same period of 1998, due to increased levels of borrowings, primarily for working capital purposes.

         The interest income was $72,000 for the six months ended June 30, 1999 compared to $98,000 in the same period of 1998 due primarily to a decrease in investments in cash equivalents in the first quarter of 1999.

     The other income was zero for the six months ended June 30, 1999, compared to $424,000 for the six months ended June 30, 1998, which included payments of $417,000 for the U.S. Ranitidine profit distribution from Genpharm. There were no U.S. Ranitidine profit distributions from Genpharm in 1999.

     The other expense was zero for the six months ended June 30, 1999, compared to $72,000 for the six months ended June 30, 1998, representing amounts due to a sales organization for a one-time profit sharing arrangement for the distribution of one of the Company's products.

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

     The Company completed an initial closing of approximately $1.2 million of its Series A Convertible Preferred Stock in August 1997, and a subsequent closing of $150,000 in September 1997. In addition, the Company completed the closing of $5 million of its Series B Convertible Preferred Stock in December 1997. The Company used approximately $6.1 million of the proceeds from these offerings for working capital purposes. As of March 2, 1999, all the shares of Series A and Series B Preferred Stock were converted to common stock.

     In July 1998, the Company entered into a revolving credit facility with General Electric Capital Corporation ("GECC"), providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company also pays a fee of .125% per annum on the unused available portion of the credit line. At June 30, 1999 the Company had outstanding borrowings of $764,000 with additional availability of approximately $1,600,000.

     In November 1998, the Company issued 9,000 shares of Series C Convertible Preferred Stock and a five year warrant to purchase 225,000 shares of common stock at an initial exercise price equal to $4.00 per share, for proceeds of $900,000. The proceeds were used for working capital purposes.

         In the first half of 1999, the Company issued 50,000 shares of Series D Convertible Preferred Stock and a five year warrant to purchase 625,000 shares of common stock at an initial exercise price equal to $4.00 per share for aggregate proceeds of $5,000,000. The proceeds of this private placement are being used for research and development efforts, working capital and general corporate needs.

The Year 2000 Issue

     The Company's computer system and programs were designed in recent years and concerns related to the Year 2000 issue were addressed at the time the decision to purchase the system was made. During 1998, management initiated a program to prepare the Company's computer systems, applications and other equipment that may employ date sensitive embedded chips for the Year 2000. The Company has been advised by its hardware and software vendors that all databases used by current systems are Year 2000 compliant. The Company completed an inventory of all computer hardware and software applications and successfully tested their Year 2000 compliance. The Company is in the process of addressing the Year 2000 issues with customers, suppliers, service providers and other constituents, which is expected to be completed shortly. The Company will continue to review the information received in response to these inquiries and to determine the need and extent of contingency planning. During the three months ending June 30, 1999, the Company contracted with an outside firm regarding contingency support for its computer hardware system and expects to complete the remaining areas of its contingency planning by October 31, 1999. At this time, the Company does not believe that the Year 2000 issue represents a material event or uncertainty or that the cost of addressing the Year 2000 issue is material to the Company's business, operations or financial condition.

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

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings:  None Applicable.

Item 2.  Changes in securities:

         In March 1999, the Company sold, in a private placement, 30,000 shares of its Series D Convertible Preferred Stock ("Preferred Stock") and five year warrants to purchase an aggregate of 375,000 shares of common stock at an initial exercise price equal to $4.00 per share to certain "accredited investors," as such term is defined in Rule 501 (a) under the Securities Act of 1933, as amended (the "Act"), for an aggregate consideration of $3,000,000. After the Company's stockholders authorized additional shares of common stock in May 1999, the Company sold an additional $2,000,000 of Series D Convertible Preferred Stock and five year warrants to purchase an aggregate of 250,000 shares of common stock at an initial exercise price equal to $4.00 per share. Brean Murray and Co., Inc. served as the placement agent for the private placement and Brean Murray and one of its officers received warrants to purchase an aggregate of 150,000 shares of the Company's common stock. The Preferred Stock is convertible at the option of each holder into 50 shares of the Company's common stock, subject to certain anti-dilution protection adjustments. The Company relied upon the exemption afforded by Section 4(2) of, and Regulation D promulgated under, the Act in connection with the sale of the Preferred Stock.

Item 3.  Defaults Upon Senior Securities:  None Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

     At the Company's Annual Meeting of Stockholders held on May 12, 1999, the following actions were approved, by the votes indicated:

1.       Ten directors were elected:

Robert L. Burr      3,806,178  For    1,550  Against/Withheld    0   Abstaining
                    ---------       -------                     ---
Philip R. Chapman   3,706,178  For  101,550  Against/Withheld    0   Abstaining
                    ---------       -------                     ---
Barry R. Edwards    3,806,178  For    1,550  Against/Withheld    0   Abstaining
                    ---------       -------                     ---
David J. Edwards    3,806,178  For    1,550  Against/Withheld    0   Abstaining
                    ---------       -------                     ---
Gary Escandon       3,797,678  For   10,050  Against/Withheld    0   Abstaining
                    ---------       -------                     ---
George F. Keane     3,797,678  For   10,050  Against/Withheld    0   Abstaining
                    ---------       -------                     ---
Michael Markbreiter 3,706,178  For  101,550  Against/Withheld    0   Abstaining
                    ---------       -------                     ---
Max L. Mendelsohn   3,806,178  For    1,550  Against/Withheld    0   Abstaining
                    ---------       -------                     ---
John W. Rowe, M.D   3,806,178  For    1,550  Against/Withheld    0   Abstaining
                    ---------       -------                     ---
Udi Toledano        3,806,178  For    1,550  Against/Withheld    0   Abstaining
                    ---------       -------                     ---

1. The Company's 1995 Stock Incentive Plan was amended to increase the number of shares of Common Stock issuable thereunder and to approve amendments regarding stock options to certain non-employee directors;
           3,768,408   For   39,220   Against/Withheld   100   Abstaining.
           ---------         ------                      ---
2. Approved a proposal to amend the Certificate of Incorporation to increase the number of authorized shares;
           3,767,508   For   38,797   Against/Withheld   1,423  Abstaining.
           ---------         ------                      -----

3. The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999 was ratified;
           3,804,178   For   3,000   Against/Withheld   550   Abstaining.
           ---------         -----                      ---

Item 5.  Other Information: None Applicable

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

               3-11 Agreement and Plan of Merger dated as of July 26, 1999, by and between Global Pharmaceutical Corporation and Impax Pharmaceuticals, Inc.

               27.  Financial Data Schedule

         (b) Reports on Form 8-K:

               Form 8-K filed on August 2, 1999 regarding the announced execution of the Agreement and Plan of Merger, dated as of July 26, 1999, by and between Global Pharmaceutical Corporation and Impax Pharmaceuticals, Inc.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GLOBAL PHARMACEUTICAL CORPORATION

             By: /s/ BARRY R. EDWARDS
             -----------------------------------------
                 President and Chief Executive Officer    (Principal Executive
                                                                 Officer)

             By: /s/ CORNEL C. SPIEGLER
             -----------------------------------------
                   Chief Financial Officer,               (Principal Financial
                 Vice President--Administration               and Accounting
                                                                 Officer)