Form 10QSB
period 1999-09-30
GLOBAL PHARMACEUTICAL CORP \DE\
filed 1999-11-15
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               September 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------

                        Global Pharmaceutical Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                     Delaware                               65-0403311
          -------------------------------              -------------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

         Castor & Kensington Aves., Philadelphia, PA         19124-5694
        ------------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)
                    Issuer's telephone number (215) 289-2220

                                 Not Applicable
               ----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

                Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                As of November 4, 1999, the number of shares outstanding of each of the issuer's classes of common equity was 7,254,053 shares of common stock ($0.01 par value).

PART I       FINANCIAL  INFORMATION
ITEM I       FINANCIAL  STATEMENTS


                        GLOBAL PHARMACEUTICAL CORPORATION
                                  BALANCE SHEET
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                                   September 30,               December 31,
                                                                                       1999                        1998
                                                                                ----------------              ----------------
ASSETS
Current assets:
             Cash and cash equivalents                                          $         1,317                 $      1,304
             Short term investments                                                         973                            0
             Accounts receivable                                                          3,138                        1,088
             Inventories                                                                  2,266                          763
             Prepaid expenses and other assets                                              242                           51
                                                                                  -------------                 ------------
                         Total current assets                                             7,936                        3,206
Property, plant and equipment, net                                                        3,823                        4,054
Intangible assets, net of accumulated amortization of $ 471 and $ 294                       706                          883
Deferred financing costs, net                                                                23                           26
Investments                                                                                 635                          684
                                                                                  -------------                 ------------
                         Total assets                                           $        13,123                 $      8,853
                                                                                  =============                 ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY (DEFICIT)
Current liabilities:
             Current portion of long-term debt                                  $           168                 $        161
             Notes payable                                                                1,131                          804
             Accounts payable                                                             1,568                          927
             Accrued expenses                                                             1,854                        1,019
                                                                                  -------------                 ------------
                         Total current liabilities                                        4,721                        2,911
Long-term debt                                                                            1,836                        1,967
                                                                                  -------------                 ------------
                                                                                          6,557                        4,878
                                                                                  -------------                 ------------

Mandatorily redeemable convertible Preferred Stock: Series A mandatorily redeemable convertible Preferred Stock, 0 shares and 11,280 shares outstanding at September 30, 1999 and December 31,
     1998, respectively; $.01 par value, redeemable at $100 per share                         0                        1,128

     Series B mandatorily redeemable convertible Preferred Stock, 0 and 43,255 shares outstanding at September 30, 1999 and December 31,
     1998, respectively; $.01 par value, redeemable at $100 per share                         0                        4,326

     Series C mandatorily redeemable convertible Preferred Stock, 9,000 shares outstanding at September 30, 1999 and December 31,
     1998, respectively; $.01 par value, redeemable at $100 per share                       900                          900

     Series D mandatorily redeemable convertible Preferred Stock, 50,000 and 0 shares outstanding at September 30, 1999, and December 31,
     1998, respectively; $.01 par value, redeemable at $100 per share                     5,000                            0
                                                                                  -------------                 ------------
                                                                                          5,900                        6,354
                                                                                  -------------                 ------------

Stockholders' equity (deficit):

     Common stock, $.01 par value, 17,000,000 authorized and 7,254,053 shares issued and outstanding at September 30, 1999, and 10,000,000 authorized
     and 4,656,097 shares issued and outstanding at December 31, 1998                        73                           47

     Additional paid-in capital                                                          25,027                       20,165
     Accumulated deficit                                                                (24,434)                     (22,591)
                                                                                  -------------                 ------------
             Total stockholders' equity (deficit)                                           666                       (2,379)
                                                                                  =============                 ============
             Total liabilities and stockholders' equity (deficit)               $        13,123                 $      8,853
                                                                                  =============                 ============


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION
                             STATEMENT OF OPERATIONS
                                   (unaudited)
             (dollars in thousands, except share and per share data)

                                                                Three Months Ended                   Nine Months Ended
                                                                  September 30,                         September 30,
                                                            1999               1998               1999               1998
                                                            ----               ----               ----               ----

Net sales                                            $      2,738       $     1,230          $    6,955          $    3,148

Cost of sales                                               1,743             1,134               4,963               3,389
                                                       ----------       -----------           ---------           ---------

Gross margin (loss)                                           995                96               1,992                (241)

Research and development                                      486               402               1,483               1,649

Selling, general and administrative                           809               629               2,333               1,803

Other operating income, net                                   (3)               (29)                 (3)               (381)
                                                      -----------       ------------         ----------           ---------

Loss from operations                                        (297)              (906)             (1,821)             (3,312)

Interest expense                                              37                 28                 131                  67

Interest income                                              (37)               (18)               (109)               (116)

                                                     ===========       ============           =========           =========
Net loss                                             $      (297)       $      (916)         $   (1,843)         $   (3,263)
                                                     ===========       ============           =========           =========

Less:  Imputed dividend on preferred stock           $     -----        $     -----          $   (1,474)         $    -----
                                                     -----------       ------------           ---------           ---------

Net loss applicable to common stock                  $      (297)       $      (916)         $   (3,317)         $   (3,263)
                                                     ===========       ============           =========           =========

Net loss per share (basic)                           $      (.04)       $     (0.20)         $     (.47)         $     (.74)
                                                     ===========       ============           =========           =========

Net loss per share (diluted)                         $      (.04)       $     (0.20)         $     (.47)         $     (.74)
                                                     ===========       ============           =========           =========

Weighted average common shares
outstanding                                            7,254,053          4,472,934           7,083,171           4,405,001
                                                     ===========       ============           =========           =========


* The net loss per share for the nine months ended September 30, 1999, includes a preferred stock dividend of $1,005,000 to reflect the Series D Preferred Stock at its liquidation value and of $469,000 representing the difference between the conversion price of $2.00 per share and the market value of the Common Stock on the date of the issuance of the Preferred Stock.





   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                        (dollars and shares in thousands)


                                                               Common Stock                                               Total
                                                          ------------------------      Additional                     Stockholders'
                                                           Number of        Par          paid-in       Accumulated        equity
                                                             shares        value         capital         deficit         (deficit)
                                                          -----------    ---------    ------------    -------------   --------------
Balances at December 31, 1997                                  4,287         43          19,311          (17,976)          1,378

Expenses relating to issuance of Series B Preferred
     Stock                                                     -----       ----             (23)           -----             (23)
Conversion of Series A and Series B Preferred Stock              369          4             877            -----             881
Issuance of Preferred Stock (Series C)                         -----       ----             140            -----             140
Accretion of Preferred Stock dividend (Series C)               -----       ----            (140)           -----            (140)
Net loss                                                       -----       ----           -----           (4,615)         (4,615)
                                                          -----------     -----    ------------        ---------        --------
Balances at December 31, 1998                                  4,656         47          20,165          (22,591)         (2,379)
Conversion of Series A and Series B Preferred Stock            2,598         26           5,428                            5,454
Expenses relating to issuance of Series C and Series D
     Preferred Stock                                           -----       ----            (566)           -----            (566)
Issuance of Preferred Stock (Series D)                         -----       ----           1,474            -----           1,474
Accretion of Preferred Stock dividends (Series D)              -----       ----          (1,474)           -----          (1,474)
Net loss                                                       -----       ----           -----           (1,843)         (1,843)
                                                          ===========      =====    ============        =========      =========
Balances at September 30, 1999                                 7,254     $   73   $      25,027       $  (24,434)      $     666
                                                          ===========    ======    ============         =========      =========


   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                             STATEMENT OF CASH FLOWS

                                   (unaudited)
                             (dollars in thousands)


                                                                                                       Nine Months Ended
                                                                                                           September 30,
                                                                                                       1999              1998
                                                                                                   ------------      ------------
Cash flows from operating activities:                                                                $(1,843)          $(3,263)
             Net loss
             Adjustments to reconcile net loss to net cash used by operating activities:
                  Depreciation and amortization                                                          556               533
                  Expenses paid through issuance of warrants                                               0                10
                  Change in assets and liabilities:
                       (Increase) in accounts receivable                                              (2,050)           (1,163)
                       (Increase) in inventory                                                        (1,503)             (258)
                       (Increase) in prepaid expenses and other assets                                  (188)               (7)
                        Increase (decrease) in accounts payable and accrued expenses                   1,476              (108)
                                                                                                     -------            ------
                         Net cash used for operating activities                                       (3,552)           (4,256)
                                                                                                     -------            ------
Cash flows from investing activities:
             Purchases of short-term investments                                                        (973)                0
             Purchases of property, plant and equipment                                                 (148)             (416)
                                                                                                      -------          -------
                                     Net cash used for investing activities                           (1,121)             (416)
                                                                                                      -------          -------
Cash flows from financing activities:
             Repayments of long-term debt                                                               (124)             (119)
             Short-term debt borrowings                                                                  327               706
             Redemption of investments                                                                    49                45
             Issuance of Preferred Stock, net of expense                                               4,434               (32)
                                                                                                     -------            ------
                          Net cash provided by financing activities                                    4,686               600
                                                                                                     -------            ------
Net increase (decrease) in cash and cash equivalents                                                      13            (4,072)
                                                                                                     -------            ------
Cash and cash equivalents, beginning of period                                                       $ 1,304           $ 4,719
                                                                                                     -------            ------
Cash and cash equivalents, end of period                                                             $ 1,317           $   647
                                                                                                     =======            ======
Supplemental disclosure of cash flow information:
             Cash paid for interest                                                                  $   131           $    67
                                                                                                     =======            ======



   The accompanying notes are an integral part of these financial statements.

                        GLOBAL PHARMACEUTICAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                Nine Months Ended
                    September 30, 1999 and September 30, 1998



         Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results of operations expected for the year ending December 31, 1999.

         In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". The Company's comprehensive income (loss) for the nine months ended September 30, 1998 and 1999 is equal to its net loss for each period as presented in the statement of operations.

         Note 2: In the second quarter of 1999, the Company issued 50,000 shares of Series D Convertible Preferred Stock for aggregate proceeds of $5,000,000. In connection with the sale of Series D Convertible Preferred Stock the Company issued 625,000 five-year warrants at an initial exercise price of $4.00. The fair value of the warrants, using the Black-Scholes option pricing model of $712,000 plus other issuance costs of $293,000 were deducted from the gross proceeds. The difference between the net proceeds and the Series D Preferred Stock at its liquidation value was recognized as an imputed Preferred Stock dividend of $1,005,000.

         At the option of the holder, each share of Series D Preferred Stock is convertible into that number of shares of the Company's common stock as is determined by dividing the liquidation value of $100 per share by the conversion price. The conversion price is the lower of $2.00 per share or the average closing sale price of the common stock for the five trading days immediately preceding conversion. The difference between the $2.00 per share conversion price and the market value of the common stock on the dates of the issuance of Series D Preferred Stock was recognized as a Preferred Stock dividend of $469,000 in the nine months ended September 30, 1999.

         Note 3: On July 26, 1999, the Company entered into a definitive merger agreement with Impax Pharmaceuticals, Inc. ("Impax"), a privately held drug delivery company located in Hayward, California. Under the terms of the agreement, Global will acquire all of Impax's outstanding stock in exchange for an aggregate of 31,571,274 shares of Global's common stock and preferred stock. This transaction will be accounted for as a reverse acquisition under the purchase method of accounting with Impax deemed the acquirer. The merger is expected to be completed in the fourth quarter of 1999, subject to approval by stockholders and regulatory agencies, and customary closing conditions. The company has filed a registration statement on Form S-4 (Registration Statement No. 33390599) to register certain of the shares to be issued pursuant to the merger.

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

         The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain and maintain governmental approvals on additional products, the ability to integrate merged businesses and operations, the ability to adequately fund its operating requirements, the impact of competitive products and pricing, product demand and market acceptance, new product development, the funding of potential patent infringement litigation, reliance on key strategic alliances, the availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

         These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

         During the three months ended September 30, 1999, the Company has introduced to market several new products including Minocycline 50mg Capsules, Hydrocortisone 20mg Tablets and three new strengths in the LIPRAM(TM) family of Pancrelipase Capsules.

Results of Operations

         The Company's net loss for the three months ended September 30, 1999, was $297,000, compared to a net loss of $916,000 in the same period in 1998. The decrease in the net loss was due primarily to increased revenues and lower unabsorbed manufacturing overhead.

         The net sales for the three months ended September 30, 1999, were $2,738,000 compared to $1,230,000 in the three months ended September 30, 1998. The increase in net sales in 1999 was due primarily to an increase in the number of products and customers as compared to the same period in 1998.

         The gross margin for the three months ended September 30, 1999, was $995,000 compared to a gross margin of $96,000 in the three months ended September 30, 1998, due primarily to higher sales and higher absorption of manufacturing overhead by the increased production.

         The research and development costs for the three months ended September 30, 1999, were $486,000 compared to $402,000 in the three months ended September 30, 1998. The increase was due primarily to higher material costs.

         The selling, general and administrative expenses were $809,000 for the three months ended September 30, 1999, compared to $629,000 for the same period in 1998. The increase of $180,000 over 1998 was due primarily to merger-related expenses in connection with the proposed merger with Impax Pharmaceuticals, Inc. and higher personnel and consulting costs.

         The other operating income net was $3,000 for the three months ended September 30, 1999, compared to $29,000 for the three months ended September 30, 1998. The decrease in other income was due to lower U.S. Ranitidine profit distribution from Genpharm, Inc. in the third quarter of 1999.

         The interest expense of $37,000 for the three months ended September 30, 1999, was $9,000 higher than the interest expense of $28,000 in the comparable period in 1998, due to increased levels of borrowings, primarily for working capital purposes.

         The interest income was $37,000 for the three months ended September 30, 1999, compared to $18,000 in the same period of 1998 due to an increase in investments in cash equivalents resulting from the proceeds from the sale of Series D Convertible Preferred Stock.

         The Company's net loss excluding charges of $1,474,000 related to imputed stock dividends on the Company's Series D Convertible Preferred Stock for the nine months ended September 30, 1999, was $1,843,000 as compared to a net loss of $3,263,000 in the same period in 1998. The decrease in the net loss was due primarily to increased revenues and lower unabsorbed manufacturing overhead.

         The net sales for the nine months ended September 30, 1999, were $6,955,000 compared to $3,148,000 in the comparable period in 1998. The increase in net sales in 1999 was due primarily to an increase in the number of products and customers as compared to the same period in 1998.

         The gross margin for the nine months ended September 30, 1999, was $1,992,000 compared to a gross margin loss of ($241,000) in the nine months ended September 30, 1998, due primarily to higher sales and higher absorption of manufacturing overhead by the increased production.

         The research and development costs for the nine months ended September 30, 1999, were $1,483,000 compared to $1,649,000 in the nine months ended September 30, 1998,which included payments of $200,000 for development costs to Eurand America.

         The selling, general and administrative expenses were $2,333,000 for the nine months ended September 30, 1999, compared to $1,803,000 for the same period in 1998. The increase of $530,000 over 1998 was due primarily to merger-related expenses in connection with the proposed merger with Impax Pharmaceuticals, Inc. and higher personnel, advertising, travel and consulting costs.

         The other operating income net was $3,000 for the nine months ended September 30, 1999, compared to $381,000 for the nine months ended September 30, 1998, due to lower U.S. Ranitidine profit distribution from Genpharm Inc. in 1999 as compared to 1998.

         The interest expense was $131,000 for the nine months ended September 30, 1999, compared to $67,000 for the same period of 1998, due to increased level of borrowings, primarily for working capital purposes.

         The interest income was $109,000 for the nine months ended September 30, 1999, compared to $116,000 in the same period of 1998 due primarily to a decrease in investments in cash equivalents in the first quarter of 1999.

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

     The Company completed an initial closing of approximately $1.2 million of its Series A Convertible Preferred Stock in August 1997, and a subsequent closing of $150,000 in September 1997. In addition, the Company completed the closing of $5 million of its Series B Convertible Preferred Stock in December 1997. The Company used the net proceeds from these offerings for working capital purposes. As of March 2, 1999, all the shares of Series A and Series B Preferred Stock were converted to common stock.

     In July 1998, the Company entered into a revolving credit facility with General Electric Capital Corporation ("GECC"), providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company also pays a fee of .125% per annum on the unused available portion of the credit line. At September 30, 1999 the Company had outstanding borrowings of $1,131,000 with additional availability of approximately $1,900,000.

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

The Year 2000 Issue

     The Company's computer system and programs were designed in recent years and concerns related to the Year 2000 issue were addressed at the time the decision to purchase the system was made. During 1998, management initiated a program to prepare the Company's computer systems, applications and other equipment that may employ date sensitive embedded chips for the Year 2000. The Company has been advised by its hardware and software vendors that all databases used by current systems are Year 2000 compliant. The Company completed an inventory of all computer hardware and software applications and successfully tested their Year 2000 compliance. The Company completed its process of addressing the Year 2000 issues with suppliers, service providers and other constituents, and continues the process with its customers. During the nine months ending September 30, 1999, the Company contracted with an outside firm regarding contingency support for its computer hardware system and completed the remaining areas of its contingency planning as of October 31, 1999. At this time, the Company does not believe that the Year 2000 issue represents a material event or uncertainty or that the cost of addressing the Year 2000 issue is material to the Company's business, operations or financial condition.

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

Item 3.  Defaults Upon Senior Securities:  None Applicable

Item 4.  Submission of Matters to a Vote of Security Holders: None Applicable

Item 5.   Other Information:  None Applicable

Item 6.  Exhibits and Reports on Form 8-K:

         a)  Exhibit:

                  27.  Financial Data Schedule

         b) Reports on Form 8-K:

              None

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GLOBAL PHARMACEUTICAL CORPORATION

  By: /s/ BARRY R. EDWARDS
     -------------------------------------
     President and Chief Executive Officer              (Principal
                                                   Executive Officer)

  By: /s/ CORNEL C. SPIEGLER
     -------------------------------------
            Chief Financial Officer,                    (Principal
         Vice President--Administration                Financial and
                                                   Accounting Officer)