Form 10KSB
period 1999-12-31
IMPAX LABORATORIES INC
filed 2000-03-30
CIK 1003642

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
       For the fiscal year ended December 31, 1999
                                 -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from              to
                                      -------------   --------------

                       Commission file number 33-99310-NY
                                              -----------

                            Impax Laboratories, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                              65-0403311
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


   30831 Huntwood Avenue, Hayward, CA                                   94544
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (510) 471-3600
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
        None                                                 None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share
                     --------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of the Form 10-KSB. [X]

     The issuer's revenues for its most recent fiscal year were $1,240,000
                                                                ----------

     The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 1999 (based on the closing price for such shares on March 15, 1999 as reported by NASDAQ) was $62,407,462.

     As of March 15, 1999, the number of shares outstanding of each of the issuer's classes of common equity was 24,807,147 shares of common stock, $.01 par value per share.

     Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for Registrant's 2000 Annual Meeting of Stockholders scheduled to be held on May 22, 2000 is incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one) Yes_ No X -

                                     PART 1

     When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

     The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain governmental approvals on additional products (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

     These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements e to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Description of Business

Introduction

     Impax Laboratories, Inc. (the "Company" or "Impax") is engaged in the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique drug delivery technologies. Prior to December 14, 1999, the Company was known as Global Pharmaceutical Corporation ("Global"). On December 14, 1999 Impax Pharmaceuticals, Inc., a privately held drug delivery company was merged into the Company and the Company changed its name to Impax Laboratories Inc. For accounting purposes, however, the acquisition has been treated as the recapitalization of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. deemed the acquirer of Global in a reverse acquisition.

     Impax, a Delaware Corporation, maintains its headquarters in Hayward, California, in a 36,000 square foot facility which also serves as the primary development center of the Company. A second facility, located in Philadelphia, Pennsylvania, serves as the primary commercial center, with sales, marketing, manufacturing and distribution occurring in this 113,000 square foot facility. Manufacturing will also occur in Hayward, where it is expected most of the controlled-release products will be produced.

     From the Company's inception through 1997, the Company devoted substantially all of its efforts to improving and renovating the facility, establishing policies and procedures to bring the facility acquired from Richlyn Laboratories, Inc ("Richlyn") into compliance with cGMP, and obtaining all government approvals necessary to begin operating the facility. In July 1997, Global was notified that, following an inspection, the Food and Drug Administration ("FDA") had determined that Global's Tetracycline Hydrochloride 250 mg capsules had been validated. Global commenced operations and began shipping the product in September 1997. During the remainder of 1997, the FDA routinely inspected and approved the work necessary for each of Global's product introductions. In January 1998, the FDA informed Global that product-by-product inspections and authorizations would no longer be required for its current Abbreviated New Drug Applications ("ANDA") product portfolio.

     The Company is focusing on three key areas:

       o   Drug Delivery Technology
       o   Niche Multi-source, or Generic, Pharmaceutical Products
       o   Branded Pharmaceutical Products

     Drug Delivery Technology - Pharmaceutical companies are increasingly utilizing controlled-release drug delivery technologies to improve drug therapy. Controlled-release pharmaceuticals are designed to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, ensure greater patient compliance with the treatment regimen and reduce side effects by releasing drug dosages at specific times and in specific locations in the body. Impax has been engaged in developing technologies for the formulation of controlled-release oral pharmaceuticals utilizing both proprietary and non-proprietary drug delivery technologies. To expedite the growth of the business and reduce overall costs, Impax has entered into collaborative development arrangements with major pharmaceutical companies, both domestic and foreign.

     Impax is developing and applying multiple drug delivery technologies to control the release characteristics of a variety of orally administered drugs. Impax believes that its technologies are flexible and can be modified to apply to a variety of pharmaceutical products.

     Impax's drug delivery technologies utilize a variety of polymers and other materials to encapsulate or entrap the active drug compound and to release the drug at varying rates and/or at predetermined locations in the gastrointestinal tract. In developing an appropriate drug delivery technology for a particular drug candidate, Impax considers such factors as:

       o   Desired release rates of the drug;
       o   Physico-chemical properties of the drug;
       o Physiology of the gastrointestinal tract and the manner in which the drug will be absorbed during passage through the gastrointestinal tract;
       o   Effect of food on the absorption rate and transit time of the drug;
       o   In-vivo/in-vitro correlation.

To date, Impax has obtained one U.S. patent and has filed two additional U.S. patent applications and various foreign patent applications relating to its drug delivery technologies. Impax is applying several other proprietary controlled-release drug delivery technologies in its product development programs and continues to develop new technologies for which it may seek patent protection. A more detailed description of our proprietary technologies appears in the Proprietary Rights Section later in this Form 10-KSB.

     Niche Multi-source, or Generic, Pharmaceutical Products - These niche products generally target brand products that are particularly difficult to develop or have special handling requirements, as we believe there will be less competition and as a result, higher profit margins. In addition, select brands which have a lower level of sales are also targeted.

     The Hayward facility has a development and technology base that allows the targeting of difficult products such as those utilizing modified or controlled-release. Impax is applying its patented and non-patented drug delivery technologies discussed above to the development of generic versions of selected, controlled-release brand name pharmaceuticals.

     The Philadelphia facility has US Drug Enforcement Agency ("DEA") approval to handle scheduled substances CII-CV that increases the number of product candidates the Company considers for development. The facility also has an isolation suite that provides the ability to handle and manufacture products requiring special handling such as high potency steroids, hormones or oncologics.

     To date, Impax has submitted ANDA's to the FDA covering generic versions of six different branded prescription pharmaceuticals. In March of 1999, Inpax received its first new ANDA approval for, Minocycline HCl Capsules. Impax's first ANDA for a controlled-release product, Pentoxifylline Extended Release Tablets, was approved in August 1999. Both products are currently marketed by Impax's Global Pharmaceuticals marketing division. Impax currently has 5 applications under review by FDA and 15 additional products under development.

     All multi-source or generic products are marketed under the Global Pharmaceuticals label. The multi-source line will consist of a broad range of products distributed primarily through traditional pharmaceutical supply channels, including, but not limited to drug wholesalers, warehousing chain drug stores, distributors, managed healthcare providers, mail-order pharmacies, hospitals and institutions, governmental agencies and independent pharmacies. We currently market over 25 products; a table containing these products and related information is listed in the Products and Product Development Section later in this form 10-KSB.

     The Company's existing customer base includes most of the pharmaceutical wholesalers, warehousing chain drug stores, the largest three mass merchandisers and the two largest mail-order pharmacies. The sale of the multi-source line requires a small, targeted sales and marketing group.

     Branded Pharmaceutical Products -The Company is currently developing its branded product strategy and focus. The Company expects to initially focus on building a portfolio of products used for treating disorders of the central nervous system (CNS). The Company's strategy to build this portfolio includes a combination of licensing, acquisition and internal development. The Company intends to utilize its drug delivery technologies in the formulation of off-patent drugs as modified or controlled release pharmaceutical products that it will market as branded products.

     The branded pharmaceutical products will be marketed by the Impax Pharmaceuticals marketing division through a separate sales and marketing effort. The sales and marketing group for the Impax Pharmaceuticals label will be larger than that of the multi-source marketing division, but will still remain relatively small and targeted. The branded sales strategy consists of detailing only the high volume prescribing physicians, first on a selected regional basis, and then expanding the sales force nationally as required.

     On March 23, 2000, the Company issued 150,000 shares of Mandatorily Redeemable Convertible Series 2 Preferred Stock for aggregate proceeds of $15,000,000.

Product and Product Development

Generic Specialty And Controlled-Release Pharmaceuticals

     The Company is applying its drug delivery technologies and formulation skills initially to the development of generic versions of selected high sales volume, brand name pharmaceuticals, for which marketing exclusivity or patent rights have expired or are near expiration. Impax currently has five applications under review by the FDA and fifteen additional generic niche and controlled-release products under development. Of these product candidates, seven are in various phases of bioequivalence studies and eight are in formulation development.

Generic Pharmaceutical Development Process

     When developing generic pharmaceuticals, Impax is required to prove that the generic product candidate will exhibit IN VIVO release characteristics equivalent to those of the brand name pharmaceutical. For a controlled-release pharmaceutical, the drug delivery technology utilized to replicate the release rates of the brand name pharmaceutical must do so without infringing any valid, unexpired patents. The process by which generic products are developed for manufacture and sale in the U.S. may be categorized into three basic stages:

       o   Formulation development;
       o   Bioequivalence studies;
       o   ANDA filing with the FDA.

     During formulation development, the Company attempts to develop its own version of the brand name drug. In creating a formulation, Impax utilizes or adapts its drug delivery technologies to the product candidate or develops a new drug delivery technology for that product candidate. Impax's formulation is then evaluated in laboratory dissolution studies to determine whether human bioequivalence studies should be conducted.

     Once a suitable formulation has been developed, human bioequivalence studies are conducted which compare Impax's formulation to the brand name drug. Because bioequivalence studies can be relatively expensive to perform, Impax often conducts a pilot bioequivalence study in which it manufactures a small batch of its product for testing in a limited number of human subjects (typically six to twelve). If the formulation yields a blood level profile comparable to the brand name drug, full-scale bioequivalence studies may be performed, which require the manufacture of at least 100,000 dosage units and usually involves 24 or more human subjects. These studies that are typically conducted to determine the plasma concentrations of the drug in human subjects are under fasted and fed conditions as well as under multiple dose administration. If successful, the studies will demonstrate that the rate and extent of absorption of the generic version is equivalent to that of the brand name drug.

     After Impax's formulation has been shown to be bioequivalent to the brand name drug, an ANDA is prepared for submission to the FDA. This ANDA includes the results of the bioequivalence studies and other data such as laboratory specification for Impax's formulation, stability data, analytical data, methods validation and manufacturing procedures and controls. See: "Government Regulation" section later in this Form 10-KSB.

     The following table contains a list of the products the Company currently markets:

----------------------------------------------------------------------------------------------------------------------------
                                                                ALTERNATIVE TO
IMPAX  PRODUCT                                    STRENGTH      BRAND PRODUCT*                PRESCRIBED USE
============================================================================================================================
Aminobenzoate Potassium Capsules                  0.5 gram      Potaba                  Anti-fibrotic
----------------------------------------------------------------------------------------------------------------------------
Aminobenzoate Potassium Tablets                   0.5 gram      Potaba                  Anti-fibrotic
----------------------------------------------------------------------------------------------------------------------------
Aminobenzoate Potassium Packets                   2 gram        Potaba                  Anti-fibrotic
----------------------------------------------------------------------------------------------------------------------------
Carbinoxamine/Pseudoephedrine ER Tablets          8/120 mg      Rondec TR               Antihistamine/decongestant
----------------------------------------------------------------------------------------------------------------------------
Chloroquine Phosphate Tablets                     250 mg        Aralen                  Anti-malarial
----------------------------------------------------------------------------------------------------------------------------
Hydrocortisone Tablets                            20 mg         Cortef, Hydrocortone    Steroid
----------------------------------------------------------------------------------------------------------------------------
Hyoscyamine Oral Tablets                          0.125 mg      Levsin                  Anticholinergic/antispasmodic
----------------------------------------------------------------------------------------------------------------------------
Hyoscyamine Sublingual Tablets                    0.125 mg      Levsin                  Acticholinergic/antispasmodic
----------------------------------------------------------------------------------------------------------------------------
Hyoscyamine Extended Release Tablets              0.375         Levbid                  Acticholinergic/antispasmodic
----------------------------------------------------------------------------------------------------------------------------
Lipram 4500 (Pancrelipase) Capsules               4500 units    Pancrease               Pancreatic enzyme replacement
----------------------------------------------------------------------------------------------------------------------------
Lipram 10,000 (Pancrelipase) Capsules             10,000 units  Creon 10                Pancreatic enzyme replacement
----------------------------------------------------------------------------------------------------------------------------
Lipram 12,000 (Pancrelipase) Capsules             12,000 units  Ultrase                 Pancreatic enzyme replacement
----------------------------------------------------------------------------------------------------------------------------
Lipram 16,000 (Pancrelipase) Capsules             16,000 units  Pancrease               Pancreatic enzyme replacement
----------------------------------------------------------------------------------------------------------------------------
Lipram 18,000 (Pancrelipase) Capsules             18,000 units  Ultrase                 Pancreatic enzyme replacement
----------------------------------------------------------------------------------------------------------------------------
Lipram 20,000 (Pancrelipase) Capsules             20,000 units  Creon                   Pancreatic enzyme replacement
----------------------------------------------------------------------------------------------------------------------------
Mephobarbital Tablets CIV                         32 mg         Mebaral                 Sedative/anticonvulsant
----------------------------------------------------------------------------------------------------------------------------
Mephobarbital Tablets CIV                         50 mg         Mebaral                 Sedative/anticonvulsant
----------------------------------------------------------------------------------------------------------------------------
Mephobarbital Tablets CIV                         100 mg        Mebaral                 Sedative/anticonvulsant
----------------------------------------------------------------------------------------------------------------------------
Methyltestosterone Tablets CIII                   10 mg         Testred/Android         Hormone replacement
----------------------------------------------------------------------------------------------------------------------------
Methyltestosterone Tablets CIII                   25 mg         Testred/Android         Hormone replacement
----------------------------------------------------------------------------------------------------------------------------
Minocycline Capsules                              50 mg         Minocin                 Antimicrobial
----------------------------------------------------------------------------------------------------------------------------
Minocycline Capsules                              100 mg        Minocin                 Antimicrobial
----------------------------------------------------------------------------------------------------------------------------
Oxycodone HCl Tablets CII                         5 mg          Roxicodone              Analgesic
----------------------------------------------------------------------------------------------------------------------------
Pancrelipase Tablets                              8000 units    Viokase                 Pancreatic enzyme replacement
----------------------------------------------------------------------------------------------------------------------------
Pentoxifylline ER Tablets                         400 mg        Trental                 Hemorheologic Agent
----------------------------------------------------------------------------------------------------------------------------
Tetracycline HCl Capsules                         250 mg        Achromycin V            Antibiotic
----------------------------------------------------------------------------------------------------------------------------
Tetracycline HCl Capsules                         500 mg        Achromycin V            Antibiotic
----------------------------------------------------------------------------------------------------------------------------

* The brand names listed are trademarks of the various companies represented.

Brand Name Controlled-Release Pharmaceuticals

     Impax believes that the drug delivery technologies it uses for the development of generic controlled-release pharmaceuticals will also have application to the development of brand name controlled-release pharmaceuticals. To develop and commercialize this opportunity, Impax is exploring possible applications for its technologies and plans to utilize clinical research organizations and work with brand name pharmaceutical companies in two basic ways:

     o  Developing controlled-release formulations of existing drugs;
     o Applying its drug delivery technologies to the formulation of new drugs under development by these pharmaceutical companies.

     The first category provides a way for drug manufacturers to either increase or preserve the value of their existing immediate-release drugs. By developing a controlled-release drug formulation, the pharmaceutical manufacturer has the potential to improve drug efficacy and reduce the cost of therapy by simplifying drug administration regimens. Additionally, by developing a controlled-release formulation of an immediate-release drug, the pharmaceutical manufacturer may be able to receive several additional years of marketing exclusivity before generic equivalents may be approved. The second category is of significant importance to pharmaceutical manufacturers because drug candidates often require easy administration (e.g., one or two doses per day instead of four to six) to become commercially acceptable or to develop brand loyalty by patients and physicians.

Development and Licensing Agreements

     Impax has entered into development and licensing agreements covering generic pharmaceuticals with a number of U.S. and foreign pharmaceutical companies. Pursuant to such agreements, the licensees typically will fund the cost of product development and will pay Impax royalties in exchange for a license to manufacture and market the products for a specified period in a specified territory. Management believes that such arrangements offer a variety of benefits, including providing an additional source of funding for product development. Impax may terminate a development and licensing agreement if the licensee fails to market the licensed product, in which case all rights revert to Impax. In October , 1997, Impax entered into an agreement with a large multi-national pharmaceutical company to apply one of the Impax technologies to that company's marketed brand product in an attempt to develop a once-a-day version of that product. Under the terms of the agreement, Impax, using its proprietary Timed Multiple-Action Delivery System, agreed to attempt to develop a new controlled-release form of a product owned by this corporate partner. The formulation of this product has been completed.

Raw Materials

     The raw materials that are essential to the Company's business are bulk pharmaceutical chemicals which are generally available and purchased from numerous sources. Because FDA requires specification of raw material suppliers in applications for approval of drug products, if raw materials from a specified supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacturing of the drug involved. Although the Company expects to specify more than one raw materials supplier with respect to each FDA application where that is possible, some materials are currently available from only one or a limited number of suppliers, as a result of which the Company would be subject to the special risks that are associated with limited sources of supply. The Company plans to purchase bulk pharmaceutical chemicals pursuant to multi-shipment contracts, typically of one year's duration, when it believes advance-ordered bulk purchases are advantageous to assure availability at a specified price. The Company believes that alternative sources could be found, or new sources would arise, should any of its sole or limited source raw materials become unavailable from current suppliers. Nevertheless, any curtailment of raw materials could be accompanied by production or other delays as well as increased raw materials costs, with consequent adverse effects on the Company's business and results of operations. Furthermore, as any new source of raw materials, whether domestic or foreign, would require FDA approval, any delays in obtaining FDA approval could also have a material adverse effect on the Company's business and operating results.

     Following a general trend in the pharmaceutical industry, an increasing portion of the Company's raw material supplies may come from foreign sources. Export and import policies of the United States and foreign countries therefore could also materially affect the availability and cost to the Company of certain raw materials at any time or from time to time.

Quality Control

     In connection with the manufacture of drugs, the FDA requires testing procedures to monitor the quality of the product as well as the consistency of its formulation. The Company maintains a state-of-the-art laboratory in both of its facilities, that perform, among other things, analytical tests and measurements required to control and release raw materials and finished products.

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

Sales and Marketing

     The Company intends to develop its sales and marketing capabilities to support the company's three strategic areas. These are the application of our drug delivery technology, multi-source pharmaceuticals and branded pharmaceuticals. Two internal marketing divisions are primarily responsible for the sales and marketing of our pharmaceutical products. The Global Pharmaceuticals division currently markets multi-source products while the Impax Pharmaceuticals division will market branded products in the future.

     Global Pharmaceuticals division markets solid oral prescription pharmaceuticals primarily directed to the generic sector of the pharmaceutical market (also known as the "multi-source pharmaceutical market"). The distribution of these products is primarily through the traditional pharmaceutical supply channels, including, but not limited to, National Wholesalers Drug Association wholesalers, warehousing drug store chains, generic distributors, managed healthcare providers, mail-order pharmacies, hospitals and institutions, governmental agencies, and independent pharmacies.

     Presently the Company concentrates its sales and marketing efforts on the most prolific supply-chain partners because their national presence provides access to a greater number of customers and patients. These supply-chain partners traditionally support the sales process and help generate product demand.

     Marketing efforts often extend beyond the ordinary promotional vehicles; the Company plans to reach the decision makers, including physicians and dispensing pharmacists, with campaigns designed to develop awareness of some of the Company's exclusive pharmaceutical alternatives. By increasing awareness of these new generic entities, the Company can provide customers a choice by offering similar therapies at a fraction of the cost of brand-name products.

     In many ways 1998 and 1999 were transitional years for Global. By progressing from a development stage to a fully operational marketing unit, much of the primary focus shifted toward gaining acceptance of Global and its product by various customers in the pharmaceutical supply channels. To that end, Global has been successful in gaining acceptance by all of the major pharmaceutical wholesalers and warehousing drug store chains, as well as by, mail order pharmacies, managed healthcare providers and governmental agencies, both directly and indirectly, through contracts.

Competition

     Competition in the pharmaceutical industry is intense, especially in the generic or multi-source arena. The Company is in competition with numerous other companies in that industry, including major pharmaceutical concerns, specialty and other exclusively generic manufacturers, most of whom have significantly greater resources.

     The originator of a pharmaceutical product generally markets the product under its own brand name during the life of the product's patent and any statutory extension of the patent. Companies introducing a product after the patent (and any extension) expires may market the product under a brand name and promote it to physicians and pharmacists to create a market for the product or may market the product under its generic name and rely on physicians, pharmacists and customers to specify the lower-cost generic product. Some producers of brand-name pharmaceutical products are also involved in the generic marketplace, due to their concurrent marketing of both generic and brand-name versions of their products after their patents have expired.

     The principal competitive factors in the generic pharmaceutical market are the ability to introduce generic versions of products promptly after a patent expires, price, quality of products, customer service (including maintenance of inventories for timely delivery), breath of product line and the ability to identify and market niche products. Approvals for new products may have a synergistic effect on a company's entire product line as orders for new products are frequently accompanied by, or bring about, orders for other products available from the same company. Price is usually the major competitive factor with respect to a generic product. But as more generic products enter a given market, their prices, and hence their profit margins, decrease and competition increasingly is based primarily on quality of product and service.

     Some of the Company's competitors may choose to augment their presence in the market through acquisitions and strategic alliances. This activity could result in consolidation and restructuring within the generic industry and could impair the Company's ability to compete effectively or effectively limit the number of new opportunities for the Company's products.

Proprietary Rights

     The Company believes that patent and trade secret protection, particularly of its drug delivery and formulation technologies, is important to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others.

     The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. There can be no assurance that the Impax's patents or any future patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of Impax's patents. Furthermore, there is no assurance that:

     o  Any of Impax's future processes or products will be patentable;
     o Any pending or additional patents will be issued by any or all appropriate jurisdictions;
     o Impax's processes or products will not infringe upon the patents of third parties;
     o Impax will have the resources to defend against charges of infringement by or protect its own patent rights against third parties.

     Impax also relies on trade secrets and proprietary knowledge, which it generally seeks to protect by confidentiality and non-disclosure agreements with employees, consultants, licensees and pharmaceutical companies. There can be no assurance, however, that these agreements will not be breached, that Impax will have adequate remedies for any breach, or that Impax's trade secrets will not otherwise become known by competitors.

     The Company has developed several proprietary controlled-release delivery technologies covering the formulation of dosage forms with extended-release and multiple modes of release rates. Impax has obtained one U.S. patent and has filed two additional U.S. patent applications and various foreign patent applications relating to its drug delivery technologies. Impax is applying several other proprietary controlled-release drug delivery technologies in its product development programs and continues to develop new technologies for which it may seek patent protection. The Company's proprietary technologies are described below:

Concentric Multiple-Particulate Delivery System (CMDS) - Patent granted.

     One of the technical challenges in the development of multiple-particulate dosage forms with a variety of active ingredients is to achieve an acceptable uniformity and reproducibility of a product, ensuring that each of the components is released at pre-determined time intervals and in a desirable release profile. By applying its unique coating and formulation technology, Impax has reduced to practice its proprietary Concentric Multiple-Particulate delivery system.

Timed Multiple-Action Delivery System (TMDS) - Patent pending.

     Among a large variety of controlled release technologies available today, most are designed for release of one active ingredient in one release profile (typically a zero-order or single mode release). Such a release pattern may not be adequate for drugs in certain therapeutic categories. Impax's proprietary delivery system allows more than one active component in a single tablet formulation to be released in multiple profiles over time. This innovation permits the drug to reach its therapeutic level in the bloodstream at the most beneficial intervals and in pre-determined release modes.

Dividable Multiple-Action Delivery System (DMDS) - Patent pending.

     DMDS is a further improvement on Impax's Multiple Action delivery system. The invention allows the patient/physician to adjust the dosing regimen according to clinical needs and without compromising efficacy. With the Dividable Multiple-Action system the patient can break the tablet in half, and each respective portion of the table will achieve exactly the same release profile as the whole tablet. In contrast, the traditional controlled-release tablet loses its "controlled" mechanism of delivery once it is broken up.

Sustained-Release Liquid Delivery System (SLDS) - Patent application in preparation.

     The technical barriers to formulating a liquid ingredient into a sustained-release oral dosage form have precluded the development of controlled-release dosage forms for most liquid drugs. The technology described in this patent application utilizes a combination of special inactive ingredients and processes to convert a liquid active ingredient into a solid dosage form with sustained-release properties.

     On January 8, 1998, the Company filed an application to register its trademark "IMPAX" with the U.S. Patent and Trademark Office("PTO"). (Serial No. 75/415057.) In September 1999, Agfa-Gevaert, a Belgium corporation, filed a notice of opposition with PTO alleging the Company's "IMPAX" mark is likely to cause confusion to the consumer.

     The Company does not believe that its use of the mark "IMPAX" will result in confusion to the consumer. Impax's products are pharmaceuticals. The Agfa-Gevaert's mark is used in connection with computer hardware and software, which is used in the field of medical radiography. Impax believes that the differences in pricing, product marketing and channels of distribution for the different products will avoid any likelihood of confusion to the consumer.

     The Company is in process of settling this trademark dispute and expects no further opposition using its trademark "IMPAX" for pharmaceutical products.

     There has been substantial litigation in the pharmaceutical, biomedical, and biotechnology industries with respect to the manufacture, use and sale of new product that are the subject of conflicting patent rights. Most of the brand name controlled-release products of which Impax is developing generic versions are covered by one or more patents. Under the Waxman-Hatch amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder's receipt of such certification. If the patent holder files suit, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by Impax, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. To date, no such actions have been commenced against Impax, although it is anticipated that actions may be filed by, as Impax files additional ANDAs. The delay in obtaining FDA approval to market Impax's product candidates as a result of litigation, as well as the expense of such litigation, whether or not Impax is successful, could have a material adverse effect on Impax's results of operations and financial position.

     On January 31, 2000, the Company obtained $5 million of insurance coverage with American Intentional Specialty Lines Insurance Company (a member of AIG) covering primarily, potential claims brought against Impax under the Waxman-Hatch Act provisions relating to Paragraph IV Certification.

Government Regulation

Industry Regulation

     All pharmaceutical manufacturers are extensively regulated by the federal government, including the FDA, the DEA and various State agencies. The Federal Food, Drug, and Cosmetic Act ("FDCA"), the Controlled Substance Act, the Generic Drug Enforcement Act of 1992 and other federal statutes and regulation govern or influence the manufacture, labeling, testing, storage, recordkeeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in fines, recalls, seizure of products, suspension of production, refusal of the government to enter into supply contracts or to approve drug applications, or criminal prosecution.

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

     Generally, two types of applications are used to obtain FDA approval of a new drug. They are:

     1. New Drug Application ("NDA"). For drug products with active ingredients or indications not previously approved by FDA, a prospective manufacturer must submit a complete application which contains the results of clinical studies supporting the drug's safety and efficacy. These studies may take anywhere from two to five years or more. An NDA may also be submitted for a drug with a previously approved active ingredient if the abbreviated procedure discussed below is not available. Currently, FDA approval of an NDA, on average, is estimated to take approximately 12 to 15 months following submission to FDA.

     2. Abbreviated New Drug Application ("ANDA"). The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Drug Price Act") established an abbreviated new drug application procedure for obtaining FDA approval of certain generic drugs. An ANDA is similar to a NDA except that the FDA waives the requirement for conducting clinical studies to demonstrate the safety and effectiveness of the drug. Instead, for drugs that contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as drugs already approved for use in the United States, FDA ordinarily only requires bioavailability data demonstrating that the generic formulation is bioequivalent to the previously approved reference drug. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the blood stream which are needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body do not show a significant difference from those of the previously approved equivalent drug. According to information published by FDA, it currently takes approximately 18 to 20 months on average to obtain FDA approval of an ANDA following the date of its first submission to FDA.

     Patent certification requirements for generic controlled-release drugs could also result in significant delays in obtaining FDA approvals. First, where patents covering the Listed Drugs are alleged to be invalid, unenforceable or not infringed, patent infringement litigation may be instituted by the holder or holders of the brand name drug patents. Second, the first company to file an ANDA for a given drug which is successful in certifying that an unexpired patent covering the reference brand name drug is invalid, unenforceable, or will not be infringed by its product, can be awarded 180 days of market exclusivity during which the FDA may not approve any other ANDAs for that drug. A successful certification results if the patent owner (who must be notified of the certification) does not commence an infringement action within 45 days of having been so notified, or, having brought a timely infringement action, receives an adverse final court decision.

     While the Waxman-Hatch amendments codify the ANDA mechanism for generic drugs, it also fosters pharmaceutical innovation through incentives that include market exclusivity and patent term extension. First, the Waxman-Hatch amendments provide two distinct market exclusivity provisions that either preclude the submission or delay the approval of an abbreviated drug application. A five-year marketing exclusivity period is provided for new chemical compounds, and a three-year marketing exclusivity period is provided for application containing new clinical investigations essential to an approval, such as a new indications or new delivery technologies. The three-year marketing exclusivity period would be applicable to the development of a novel drug delivery system. The marketing exclusivity provisions apply equally to patented and non-patented drug products.

     Second, the Waxman-Hatch amendments provide for patent term extensions to compensate for patent protection lost due to time taken in conducting FDA required clinical studies or during FDA review of data submissions. Patent term extension may not exceed five additional years nor may the total period of patent protection following FDA marketing approval be extended beyond 14 years. In addition, by virtue of the Uruguay Round Agreements Act of 1994 that ratified the General Agreement on Tariffs and Trade ("GATT"), certain brand name drug patent terms have been extended to 20 years from the date of filing of the pertinent patent application (which can be longer than the former 17-year patent term). This can further delay ANDA effective dates. Patent term extensions may delay the ability of Impax to use its proprietary technology, in the future, to market new extended release products, file section 505(b)(2) NDAs referencing approved products (see below), and file ANDAs based on listed drugs when those approved products or listed drugs have acquired patent term extensions.

     With respect to any drug with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full NDA, including complete reports of pre-clinical, clinical and other studies to prove that product's safety and efficacy for its intended use. An NDA may also need to be submitted for a drug with a previously approved active ingredient if, among other things, the drug will be used to treat an indication for which the drug was not previously approved, if the method of delivery is changed or if the abbreviated procedure discussed above is otherwise not available. A manufacturer intending to conduct clinical trials for a new drug compound as part of an NDA is required first to submit an investigational new drug application ("IND") to the FDA containing information relating to pre-clinical and planned clinical studies. The full NDA process is expensive and time consuming. Controlled or extended-release versions of approved immediate-release drugs will require the filing of an NDA. The FDA will not accept ANDAs when the delivery system or duration of drug availability differs significantly from the listed drug. However, the FDCA provides for NDA submissions that may rely in whole or in part on publicly available clinical data on safety and efficacy under section 505(b)(2) of the FDCA. Impax may be able to rely on existing publicly available safety and efficacy data in filing NDAs for extended-release products when such data exists for an approved immediate-release version of the same chemical entity. However, there is no guarantee that the FDA will accept such applications under section 505(b)(2), or that such existing data will be publicly available or useful. Further, utilizing the section 505(b)(2)- application process is uncertain, because neither Impax nor the FDA has had significant experience with it. Additionally, under the Prescription Drug User Fee Act of 1992, all NDAs require the payment of a substantial fee upon filing, and other fees must be paid annually after approval. No assurances exist that, if approval of an NDA is required, such approval can be obtained in a timely manner, if at all.

     The Prescription Drug Marketing Act ("PDMA"), which amends various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and recordkeeping. It also requires certain wholesale distributors, including Impax, to provide to each wholesale distributor a statement identifying each sale of the drug before the sale to such wholesale distributor, among other requirements. It also sets forth civil and criminal penalties for violations of these and other provisions. Various sections of the PDMA are still being implemented by the FDA and the states. Nevertheless, failure to comply with the wholesale distribution provisions and other requirements of the PDMA could have a materially adverse effect on Impax.

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

     A Phase I environmental study was conducted with respect to the Company's Philadelphia idled plant and operations in 1993 and certain environmental compliance issues identified at that time, including findings of asbestos in certain areas of the plant and underground oil storage tanks, have been addressed. Additionally the Company monitors regularly its compliance with any applicable Environmental Laws. There can be no assurance that future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.


Employees

     As of March 15, 2000, the Company employed approximately 125 full-time persons. Of those employees, approximately 37 are in product development, 33 are in operations, 31 work in the quality area, 20 are in administration, and 4 work in sales and marketing. The Company may also employ part-time personnel from time to time to meet specific demands of its business should they arise. None of the Company's employees are subject to collective bargaining agreements with labor unions. The Company believes that its relations with its employees, in general, are satisfactory.

Executive Officers

The following table sets forth certain information with respect to executive officers and significant employees of the Company:

Charles Hsiao           56     Chairman, Co-Chief Executive Officer and Director
Barry R. Edwards        43     Co-Chief Executive Officer and Director
Larry Hsu               51     President, Chief Operating Officer and Director
Cornel C. Spiegler      55     Chief Financial Officer
May Chu                 50     Vice President, Quality Affairs
Mitchell Goldberg       48     Vice President, Sales
Joseph A. Storella      58     Vice President, Operations

     Charles Hsiao, Ph.D. has been Chairman, Co-Chief Executive Officer and Director since December 14, 1999. Dr. Hsiao co-founded Impax Pharmaceuticals, Inc. in 1994, and has served as Chairman, Chief Executive Officer and a Director since its inception. Dr. Hsiao co-founded IVAX Corporation in 1986 with two partners. By October 1994, when he left the Vice-Chairman position at IVAX, this company had become the world's largest generic pharmaceutical company with approximately 7000 employees and $1 billion in worldwide sales. Dr. Hsiao's technical expertise is in the area of formulation and development of oral controlled-release dosage form. Dr. Hsiao obtained his Ph.D. in pharmaceutics from University of Illinois.

         Barry R. Edwards has been Co-Chief Executive Officer since December 14, 1999, and a Director since January 1999. Previously, Mr. Edwards has served as President since August 1998 and Chief Executive Officer since January 1999. From 1996 to 1998, Mr. Edwards was Vice President, Marketing and Business Development for Teva Pharmaceuticals USA, a manufacturer of generic drugs. From 1991 to 1996, Mr. Edwards served as Executive Director of Gate Pharmaceuticals, a division of Teva Pharmaceuticals USA. Prior to 1991, Mr. Edwards held a number of management functions in strategic planning, corporate development, business development and marketing at Teva Pharmaceuticals USA.

     Larry Hsu, Ph.D. has been President, Chief Operating Officer and Director since December 14, 1999. Dr. Hsu co-founded Impax Pharmaceuticals, Inc. in 1994 and served as its President, Chief Operating Officer and a member of the Board of Directors since its inception. From 1980 to 1995, Dr. Hsu worked at Abbott Laboratories for 15 years. During the last four years at Abbott, Dr. Hsu was the Director of Product Development in charge of formulation development, process engineering, clinical lot manufacturing and production technical support of all dosage forms, managing a staff of approximately 250 people. Dr. Hsu's technical expertise is in the area of formulation and development of injectable products, particularly products that require lyophilization technology, such as anti-cancer drugs and biotechnology products. Dr. Hsu obtained his Ph.D. in pharmaceutics from University of Michigan.

     Cornel C. Spiegler has been Chief Financial Officer since September 1995. From 1989 to 1995, Mr. Spiegler was Chief Financial Officer and Senior Vice President of United Research Laboratories, Inc. and Mutual Pharmaceutical Company, Inc., companies engaged in the generic pharmaceutical industry. From 1973 to 1989, Mr. Spiegler held a number of financial and operational management functions, including Vice President and Controller of Fischer and Porter, Inc., a manufacturer of process control equipment. From 1970 to 1973, Mr. Spiegler was employed by the accounting firm of Arthur Andersen and Co. Mr. Spiegler is a certified public accountant and has a MBA from Temple University.

     May Chu, M.S., has been Vice President, Quality Affairs since December 14, 1999. Ms. Chu joined Impax Pharmaceuticals, Inc. in 1996, as a Vice President, Analytical and Quality Assurance. From 1985 to 1996, Ms. Chu was employed at Watson Laboratories in the areas of Analytical and QA. Prior to joining Watson, she worked at Rachelle Laboratories for 5 years as a research chemist.

     Mitchell Goldberg has been Vice President, Sales since March 1997. From October 1996 until March 1997, Mr. Goldberg served as Vice President, Sales and Marketing for Ethex Corporation, a generic manufacturing company. From 1985 to 1996, Mr. Goldberg held a number of sales and marketing management positions with Schein Pharmaceutical, Inc., a generic pharmaceutical company.

     Joseph A. Storella has been Vice President, Operations since May 1996. From 1986 to 1996, Mr. Storella served as General Manager of Chelsea Laboratories, formerly a division of Rugby-Darby Group Companies which in 1993 was purchased by Marion Merrell Dow and subsequently purchased by The Hoechst Company. From 1977 to 1986, Mr. Storella served as Vice President, Operations of Analytab Products, Inc., a division of Ayerst Laboratories (which itself is a division of American Home Products).

From 1966 to 1977, Mr. Storella held a number of operational management positions for Ayerst Laboratories.

Item 2.  Description of Property

     The executive office, the primary, research and development center and a pilot plant of Impax occupy an aggregate of approximately 36,000 square feet at 30831 Huntwood Avenue, Hayward, California. Impax leases its facility pursuant to a five year lease expiring on June 30, 2002 and renewable for another three years. Of the total 36,000 square feet, approximately 12,000 square feet are used for research and development, 4,000 square feet are used for administrative functions, 5,000 square feet for warehousing and the remaining 15,000 square feet will be available for a commercial-scale manufacturing area.

     The primary commercial center with sales, manufacturing and distribution of the Company occupy an aggregate of approximately 113,000 square feet at 3735 Castor Avenue, in Philadelphia, Pennsylvania.

     The Company owns its Philadelphia plant, which consists of three three-story brick interconnected buildings. The interior of the plant has been substantially renovated and modernized since 1993 and includes a new dust collection system and special environmental control units for humidity and temperature. The land and the building serve as partial collateral for two Pennsylvania Industrial Development Authority ("PIDA") loans. See Item 6, "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources".

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

     The Company maintains an extensive equipment base, much of it new or recently reconditioned and automated, including manufacturing equipment for the production of tablets; coated tablets, and capsules; packaging equipment, including fillers, cottoners, cappers and labelers; and two well-equipped, modern laboratories. The manufacturing equipment includes mixers and blenders for capsules and tablets, automated capsule fillers, tablet presses, particle reduction, sifting equipment and tablet coaters. The Company also maintains a broad variety or material handling and cleaning, maintenance and support equipment. The Company owns substantially all of its manufacturing equipment and believes that its equipment is well maintained and suitable for its requirements.

     The Company maintains property and casualty and business interruption insurance in amounts it believes are sufficient and consistent with practices for companies of comparable size and business.

Item 3.  Legal proceedings

     Global's operations are subject to an order ("the Richlyn Order") issued on May 25, 1993, by the United States District Court for the Eastern District of Pennsylvania. The Richlyn Order, among other things, permanently enjoined Richlyn from introducing into commerce any drug manufactured, processed, packed or labeled at Richlyn's manufacturing facility unless Richlyn met certain stipulated conditions, including successful compliance with a validation and recertification program as described below. Global, having acquired certain assets of Richlyn, is obligated by the terms of the Richlyn Order. The Richlyn Order also requires Global hire and retain a person, subject to FDA approval, who, by reason of training and expertise, is qualified to inspect the Global's drug manufacturing facilities to determine that its methods, facilities and controls are operated and administered in compliance with cGMP. The Richlyn Order further requires that the person so retained will inspect the Company's manufacturing facilities and its manner of operating them and will examine all drug products manufactured, processed, packed and held at the Global's Facility; and will certify in writing to FDA compliance with related cGMP. Global has retained an independent consultant to serve in respect of the Richlyn Order.

     Additionally, the Company has assumed the liabilities of Richlyn in connection with Diethyl Stilbestrol ("DES"), which was manufactured by Richlyn and many other drug manufacturers during the late 1950's and early 1960's. DES was prescribed to pregnant women during that period and has been alleged to cause birth defects, in particular, an increased risk of uterine cancer and sterility to female children whose mothers took DES during their pregnancy. There have been numerous claims brought against drug manufacturers in connection with DES. Since 1987, Richlyn's insurers have paid approximately $136,000 on Richlyn's and the Company's behalf to settle approximately 143 DES-related suits. The Company is unaware of any other legal actions having been brought or threatened against Richlyn or the Company in connection with DES-related claims other that claims based on products manufactured by Richlyn. While Richlyn's insurers have in the past defended those DES claims against Richlyn and paid settlements in connection therewith to date, those insurers have reserved their right to discontinue the defense of the claims and the payment of any settlements at any time. There can be no assurance or guarantee that the insurers will defend actions or pay claims in the future. Further, there can be no assurance that, if those insurers fail or refuse to pay any claim, the Company will have recourse against the insurers with respect thereto. Accordingly, there can be no assurance that the Company will not be exposed to the risk of substantial monetary judgments. Claims settlements to date have been based upon market share and Richlyn's share of the market during the periods in question was substantially less than 1%. The Company does not believe the Richlyn DES liabilities will have a material adverse effect on the Company's business.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Special Meeting of Stockholders held on December 13, 1999, the following actions were approved, by the votes indicated:

     1. The proposal to adopt the Agreement and Plan of Merger, dated as of July 26, 1999, between Impax Pharmaceuticals, Inc. and Global Pharmaceutical Corporation, which will approve the merger and the following actions described in the merger agreement:

        a) an amendment to Global's certificate of incorporation changing the name of the corporation to "Impax Laboratories, Inc." and increasing the number of shares of common stock which Global is authorized to issue to 50,000,000 shares;

        b)  the election of the directors of the combined company; and

        c) the adoption of the Impax Laboratories, Inc. 1999 Equity Incentive Plan.

7,205,465 For        310,836 Against/Witheld           3,400 Abstaining
---------           -------                           ------

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Since December 15, 1999, the Company's Common Stock is traded on the NASDAQ Small Cap Market under the symbol "IPXL". Previously, the Company was traded under the symbol "GLPC". The following are the high and low per share bid prices of the Company's Common Stock on the NASDAQ Small Cap Market since December 31, 1997. Such prices represent quotations or prices between dealers and do not include retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended                    High                Low
-------------                    ----                ---
March 31, 1998                   $5 3/4              $2 3/4
June 30, 1998                    $5 3/8              $2 7/8
September 30, 1998               $3 5/8              $1 1/2
December 31, 1998                $2 3/8              $13/16
March 31, 1999                   $3 7/8              $1 15/16
June 30, 1999                    $4                  $2 11/16
September 30, 1999               $5 5/8              $3
December 31, 1999                $5                  $3

     On March 15, 2000, the last reported bid price of the Common Stock on the NASDAQ Small Cap Market was $4 15/16 per share. As of March 24, 2000, there were approximately 99 holders of record of common stock and approximately 645 beneficial owners of common stock.

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

     On March 23, 2000, the Company issued 150,000 shares of Mandatorily Redeemable Convertible Series 2 Preferred Stock for aggregate proceeds of $15,000,000.

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

     The Company is the result of a business combination on December 14, 1999, of Impax Pharmaceuticals, Inc., a privately held drug delivery company and Global Pharmaceutical Corporation, a specialty generic pharmaceutical company. Global acquired all of the outstanding common stock of Impax Pharmaceuticals, Inc. with Impax stockholders receiving 3.3358 shares of Global common stock for each share of Impax Pharmaceuticals, Inc. For accounting purposes, however, the acquisition has been treated as the recapitalization of Impax Pharmaceuticals, Inc. with Impax Pharmaceuticals, Inc., deemed the acquirer of Global in a reverse acquisition. At the conclusion of the merger, Impax Pharmaceuticals, Inc. stockholders held over 70% of the combined company. As a reverse acquisition, the historical operating results prior to the acquisition are those of Impax Pharmaceuticals, Inc. and only include the operating results of Global after the acquisition. Additionally, Global formally changed its name to Impax Laboratories, Inc.

     The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique delivery technologies. The Company is currently marketing over 25 products and has five applications under review with FDA and fifteen additional products under development.

Results of Operations

     The Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 until the fourth quarter of 1999, when the Company determined it had begun operations.

     Revenues for the year ended December 31, 1999, were $1,240,000. The Company had an accumulated deficit of $20,230,000 at December 31, 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     The net loss for Impax for the year ended December 31, 1999 was $8,949,000, as compared to $5,222,000 for the year ended December 31, 1998. The increase in net loss was primarily due to increased research and development expenses, selling expenses, and general and administration expenses. On a pro forma basis, if the acquisition took place on January 1, 1998, the Company's net loss would have been $15,224,000 for the year ended December 31, 1999, as compared to a net loss of $14,829,000 for the year ended December 31, 1998.

     The net sales for the year ended December 31, 1999 were $1,240,000 compared to $0 for the same period in 1998. On a pro forma basis, if the acquisition took place January 1, 1998, The Company's net sales for the year ended December 31, 1999, would have been $9,446,000, as compared to $4,401,000 for the year ended December 31, 1998. The increase in pro forma net sales of $5,045,000 was due primarily to an increase in the number of products offered and customers served in 1999 as compared to 1998.

     The cost of sales for the year ended December 31, 1999 was $925,000 compared to $0 for the year ended December 31, 1998.

     The gross margin for the year ended December 31, 1999, was $315,000 compared to $0 for the year ended December 31, 1998.

     The research and development expenses for the year ended December 31, 1999 were $6,479,000 as compared to $5,127,000 for the same period in 1998. The increase was primarily due to additional personnel, higher bio-study costs, and the associated testing expenses. Additionally, the Company wrote-off $1,379,000 of acquired in-process research and development in connection with the merger.

     The selling expenses for the year ended December 31, 1999, were $327,000 as compared to $0 for the same period in 1998.

     The general and administrative expenses for the year ended December 31, 1999, were $1,506,000 as compared to $705,000 for the same period in 1998. The increase was primarily due to merger related expenses, higher professional fees and additional personnel.

     Other net operating income for the year ended December 31, 1999 was $43,000 as compared to $565,000 for the same period in 1998. The decrease was primarily due to certain research and development milestone payments that were received in 1998, but none in 1999.

     Net interest income for the period ended December 31, 1999 was $384,000 as compared to $45,000 for the same period in 1998. The increase was primarily due to the interest income generated from the proceeds of private placements of equity.

Liquidity and Capital Resources

     Prior to the merger, Impax Pharmaceuticals, Inc. financed its research and development expenses and operating activity through private placements of equity. The aggregate proceeds raised by Impax Pharmaceuticals, Inc. was approximately $25.5 million.

     Pursuant to the terms of the Merger Agreement by and between Global and Impax Pharmaceuticals, Inc., December 14, 1999, each issued and outstanding share of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock of Impax Pharmaceuticals, Inc. were converted into 9,739,610 shares of common stock, $0.01 par value, of the Company.

     On March 2, 1999, Impax Pharmaceuticals, Inc issued 3,400,000 shares of its Series D Preferred Stock at $5.00 per share for a total of $17,000,000. Pursuant to the terms of the Merger Agreement on December 14, 1999, each share of Series D Preferred Stock of Impax Pharmaceuticals, Inc. was converted into .05 shares of Series 1-B Convertible Preferred Stock of the Company.

     In December 1995, Global completed its IPO in which 1,650,000 shares of common stock were sold for net proceeds of $11,489,000. An additional 247,500 shares of common stock were sold to the underwriter of the IPO in January 1996 for net proceeds of $1,835,000.

     In August 1997, Global completed an initial closing of approximately $1.2 million of its Series A Convertible Preferred Stock, and a subsequent closing of $150,000 in September 1997. In addition, Global completed the closing of $5 million of its Series B Convertible Preferred Stock in December 1997. The Company used the net proceeds of approximately $6.1 million for working capital purposes. All the shares of Series A and Series B Preferred Stock were converted to Common Stock.

     In November 1998, Global issued 9,000 shares of its Series C Convertible Preferred Stock at a conversion price of $2.00 per share, and a five year warrant to purchase 225,000 shares of common stock at an initial exercise price equal to $4.00 per share for proceeds of $900,000. Pursuant to the terms of the Merger Agreement, all the shares of Series C Preferred Stock were converted to common stock.

     In the first half of 1999, Global Pharmaceutical issued 50,000 shares of Series D Convertible Preferred Stock at a conversion price of $2.00 per share and a five year warrant to purchase 625,000 shares of common stock at an initial exercise price equal to $4.00 per share for aggregate proceeds of $5 million. The proceeds were used for research and development, working capital and general corporate needs.

     Pursuant to the terms of the Merger Agreement on December 14, 1999, each share of Series D Preferred Stock of Global, was converted into one share of Series 1-A Convertible Preferred Stock of the Company.

     In July 1997, Global received a $758,000 loan from PIDA bearing annual interest of 3.75% for 15 years and a $350,000 loan from the DRPA via the PIDC bearing annual interest of 5.00% for 10 years. These loans are secured by the land, building and building improvements. A portion of the loans funded capital projects, with the remaining proceeds invested in interest bearing certificates of deposit owned by the Company and pledged as additional collateral.

     In July 1998, Global entered into a revolving credit facility with GE Capital, providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company pays a fee of
 .125% per annum on the unused available portion of the credit line. At December 31, 1999, the Company had outstanding borrowings of $1,853,000 with additional excess availability of $1,927,000.

     On March 23, 2000, the Company issued 150,000 shares of Mandatorily Redeemable Convertible Series 2 Preferred Stock for aggregate proceeds at $15,000,000. The proceeds of this private placement will go towards funding research and development efforts, capital expenditures and general corporate needs.

     The Company believes that it has adequate financing for its 2000 operational plan.

The Year 2000 Issue

     The Company's computer system and programs were designed in recent years and concerns related to the Year 2000 issue were addressed at the time the decision to purchase the system was made. During 1998 management initiated a program to prepare the Company's computer systems, applications and other equipment that may employ date sensitive embedded chips for the year 2000. The Company has been advised by its hardware and software vendors that all databases used by current systems are Year 2000 compliant. The Company completed an inventory of all computer hardware and software applications and successfully tested their Year 2000 compliance. The Company addressed the Year 2000 issues with customers, suppliers, service providers and other constituents in 1999. The Company reviewed the information received in response to these inquiries and determined the need and extent of contingency planning. The Company completed its contingency planning in 1999. The Company does not believe that the Year 2000 issue indicated a material event or uncertainty or that the cost of addressing the Year 2000 issue was material to the Company's business, operations or financial condition.

Risk of the Company's Year 2000 Issues

     Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. There can be no assurance that the Company has identified all aspects of its business that are subject to Year 2000 problems of customers or suppliers that affect the Company's business. There also can be no assurance that the Company's software vendors are correct in their assertions that the software is year 2000 compliant. Should either the Company's internal systems or internal systems of one or more significant suppliers or customers fail to achieve Year

2000 compliance, the Company's business and its results of operations could be adversely affected.

     However, as of March 15, 2000, the Company did not have any significant year 2000 issues.

New Financial Accounting Standards

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period from all transactions other than those with stockholders, including net income, foreign currency related items and unrealized gain or loss on certain securities. The disclosures prescribed by this standard had no effect on the Company for the year ended December 31, 1999.

     Also in 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established guidance for disclosure of business segment information in annual financial statements. The statement had no impact on the Company as it operates in one business segment: generic pharmaceuticals.

     In 1998, the FASB issues SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard revises and standardized disclosure requirements for pension and other postretirement benefits in annual financial statements. This statement had no impact on the Company, as the Company has no pension or other postretirement plans which require disclosure.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for the accounting and reporting of derivative and hedging transactions. SFAS No. 133 will be effective for the year beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operation, financial position or cash flow.

     Also in 1998, the AICPA issues SOP 98-1, "Accounting for Internally Developed Software," with required adoption for most companies beginning in 1999. This SOP provides guidelines for the capitalization of certain internal software development costs. The Company adopted this standard in 1999, but does not believe it had any significant impact on its financial results.

Item 7.  Financial Statements and Supplementary Data

     The financial statements and supplementary data required by this Item begin on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders scheduled to be held on or about May 22, 2000, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business - Executives Officers" in
Item 1 above of this Annual Report.

Item 10. Executive Compensation

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 22, 2000, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 22, 2000, and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

     The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 22, 2000, and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

         a)  Exhibits


               Exhibit
               Number                   Description of Document
               -------                  -----------------------
                3.1    Restated Certificate of Incorporation of the Company.(1)

                3.2 Certificate of the Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock of the Company.(2)

                3.3 Certificate of the Designations, Powers, Preferences and Rights of the Series B Convertible Preferred Stock of the Company.(5)

                3.4 Certificate of the Designations, Powers, Preferences and Rights of the Series C Convertible Preferred Stock of the Company.(6)

                3.5 Certificate of Amendment to Certificate of the Designations, Powers, Preferences and Rights of the Series A and Series B Convertible Preferred Stock.(6)

                3.6    By-laws of the Company.(1)

                3.8 Certificate of the Designations of the Series D Convertible Preferred Stock of the Company.(1)

                3.9 Certificate of Amendment to Certificate of the Designations, Powers, Preferences and Rights of the Series A Convertible Preferred Stock and to Certificate of Designations, Powers, Preferences and Rights of the Series B Convertible Preferred Stock of the Company.(1)

               3.10 Certificate of Amendment to Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock of the Company.(1)

               3.11 Agreement and Plan of Merger dated as of July 26, 1999 by and between Global Pharmaceutical Corporation and Impax Pharmaceuticals, Inc.(7)

               3.12 Certificate of Amendment of Restated Certificate of Incorporation of Global Pharmaceutical Corporation, dated May 14, 1999.

               3.13 Certificate of Amendment of Restated Certificate of Incorporation of Global Pharmaceutical Corporation, dated December 14, 1999.

               3.14 Certificate of Merger of Impax Pharmaceuticals, Inc. and Global Pharmaceutical Corporation.

               3.15 Certificate of Designations of Series 1-A Convertible Preferred Stock and Series 1-B Convertible Preferred Stock.

               3.16 Certificate of Designations of Series 2 Convertible Preferred Stock.

               10.2 Employment Agreement of Cornel C. Spiegler, dated as of September 27, 1995.(1)(8)

               10.6    The Company's 1995 Stock Incentive Plan.(1)(8)

               10.9 Form of Amended Agreement between the Company and Merck Kommanditgesellschaft auf Aktien regarding the issuance of Common Stock Purchase Warrants, dated as of November, 1995.(1)

               10.10 Form of Amended Manufacturing Agreement between the Company and Genpharm, Inc., dated as of November, 1995.(1)

               10.18 Acquisition Agreement between PIDC-Financing Corporation and CPC Florida, dated September 17, 1993.(1)

               10.19 Security Agreement by and between the Company and PIDC Local Development Corporation, dated October 15, 1993, with related Note and Commitment, and Waiver and Consent dated November 13, 1995.(1)

               10.21 Loan Agreement by and between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") for a loan in a principal amount not to exceed $1,026,000, dated April 18, 1994, with Waiver and Consent dated November 13, 1995.(1)

               10.22 Open-End Mortgage between PIDC Financing Corporation and PIDA dated April 18, 1994.(1)

               10.25 Assignment of Installment Sale Agreement by and among PIDC Financing Corporation, PIDA and GPC Florida, dated April 18, 1994.(1)

               10.26 Installment Sale Agreement by and between PIDC Financing Corporation and GPC Florida dated April 18, 1994.(1)

               10.27 PIDC Financing Corporation Note to the PIDA, dated April 18, 1994.(1)

               10.28 Secured $500,000 Note from the Company to PIDC Local Development Corporation.(1)

               10.29 Consent, Subordination and Assumption Agreement by and among GPC Florida, PIDC Financing Corporation and PIDA, dated April 18, 1994.(1)

               10.40 Technical Collaboration Agreement by and between the Company and Genpharm Inc. dated January 8, 1997.(3)

               10.42 Employment agreement by and between the Company and Mitchell Goldberg dated March 13, 1997.(3)(8)

               10.43 Development, License and Supply Agreement with Eurand America, Inc. dated August 20, 1997.(4)

               10.44 License and Supply Agreement with Eurand America, Inc. dated August 20, 1997.(4)

               10.46 Loan and Security Agreement dated as of July 23, 1998 between General Electric Capital Corporation as Lender and Global Pharmaceutical Corporation as Borrower.

               10.47   The Lease between YHS (USA) Inc. and Impax
                       Pharmaceuticals, Inc regarding the 30831 Huntwood Avenue, Hayward, California facility dated May 5, 1997.

               10.48 Employment Agreement of Charles Hsiao, Ph.D., dated as of December 14, 1999.(8)

               10.49 Employment Agreement of Barry R. Edwards, dated as of December 14, 1999.(8)

               10.50 Employment Agreement of Larry Hsu, dated as of December 14, 1999.(8)

               10.51   1999 Equity Incentive Plan of Impax Pharmaceuticals,
                       Inc.(8)

               23.1    Consent of PriceWaterhouseCoopers LLP.

               27      Financial Data Schedule.

               99.1 Court Order issued May 25, 1993 by the United States District Court for the Eastern District of Pennsylvania against Richlyn Laboratories, Inc.(1)

               -----------
                (1) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form SB-2 (File No. 33-99310-NY)

                (2) Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-3 (File No. 333-35569)

                (3) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Yearly Report on Form 10- KSB for the year ended December 31, 1996.

                (4) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.

                (5) Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-3 (File No. 333-44217)

                (6) Previously filed with the Commission as Exhibit 3.3 to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-3 (File No. 333-69395).

                (7)  Previously filed with the Commission as Exhibit
                     3.11 to, and incorporated herein by reference from, the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999.

                (8) Indicates management contract or compensatory plan or arrangement.

         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMPAX LABORATORIES, INC.


                                        By /s/ CHARLES HSIAO
                                          ------------------------------------
                                          Charles Hsiao, Chairman and Co-Chief
                                          Executive Officer

Date 3/29/00
     ------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dated indicated.


          /s/ CHARLES HSIAO                Chairman, Co-Chief Executive
----------------------------------------   Officer and Director (Principal
          (Charles Hsiao)                  Executive Officer)


        /s/ BARRY R. EDWARDS               Co-Chief Executive Officer
----------------------------------------   and Director
         (Barry R. Edwards)


             /s/ LARRY HSU                 President, Chief Operating
----------------------------------------   Officer and Director
              (Larry Hsu)


        /s/ CORNEL C. SPIEGLER             Chief Financial Officer
----------------------------------------   (Principal Financial and Accounting
          (Cornel C. Spiegler)             Officer)


         /s/ DAVID J. EDWARDS              Director
----------------------------------------
            (David J. Edwards)


           /s/ BRIAN KENG                  Director
----------------------------------------
              (Brian Keng)


             /s/ JASON LIN                 Director
----------------------------------------
              (Jason Lin)


       /s/ MICHAEL MARKBREITER             Director
----------------------------------------
       (Michael Markbreiter)


           /s/ OH KIM SUN                  Director
----------------------------------------
               Oh Kim Sun)


          /s/ NIGEL FLEMING                Director
----------------------------------------
            (Nigel Fleming)

                            IMPAX LABORATORIES, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page(s)
                                                                         -------
Report of Independent Accountants...................................         F-2

Balance Sheets at December 31, 1999 and December 31, 1998...........         F-3

Statements of Operations for each of the three years in the period
   ended December 31, 1999 .........................................         F-4

Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1999................  F-5 to F-6

Statements of Cash Flows for each of the three years in the period
   ended December 31, 1999 .........................................         F-7

Notes to Financial Statements....................................... F-8 to F-22

All financial statement schedules are omitted because they are not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Impax Laboratories, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Impax Laboratories, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS  LLP


Philadelphia, Pennsylvania
February 11, 2000, except for Note 16,
as to which the date is March 23, 2000

                            IMPAX LABORATORIES, INC.

                                 BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                    December 31,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------       --------
ASSETS
Current assets:
              Cash and cash equivalents                                        $  7,413       $    370
              Accounts receivable, net                                            3,973             --
              Inventories                                                         2,022             --
              Prepaid expenses and other assets                                     256             41
                                                                               --------       --------
                          Total current assets                                   13,664            411
Property, plant and equipment, net                                                8,128          2,970
Investments and other assets                                                        663             27
Goodwill and intangibles, net                                                    39,250             --
                                                                               --------       --------
                          Total assets                                         $ 61,705       $  3,408
                                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
              Current portion of long-term debt                                $    472       $     --
              Advances from shareholders                                             --             80
              Accounts payable                                                    2,390            909
              Accounts payable-related party                                         --             93
              Notes payable                                                       1,853             --
              Accrued expenses                                                    2,702            124
                                                                               --------       --------
                          Total current liabilities                               7,417          1,206
Long-term debt                                                                    1,490             --
Accrued compensation                                                                520            520
                                                                               --------       --------
                                                                                  9,427          1,726
                                                                               --------       --------
Commitments and contingencies (Note 11)

Mandatorily redeemable convertible preferred stock:

     Series 1 mandatorily redeemable convertible preferred stock,
     $0.01 par value, 220,000 shares outstanding at December 31, 1999,
     redeemable at $100 per share                                                22,000             --
                                                                               --------       --------
Stockholders' equity:

      Convertible preferred stock                                                    --         12,206
      Common stock, $0.01 par value, 50,000,000 authorized and 24,807,147 and 7,162,000 shares issued and outstanding
      at December 31, 1999 and 1998, respectively                                   248             72
      Additional paid in capital                                                 51,730            685
      Unearned compensation                                                      (1,470)            --
      Accumulated deficit                                                       (20,230)       (11,281)
                                                                               --------       --------
              Total stockholders' equity                                         30,278          1,682
                                                                               --------       --------
              Total liabilities and stockholders' equity                       $ 61,705       $  3,408
                                                                               ========       ========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS
             (dollars in thousands, except share and per share data)


                                                            Year Ended  December 31,
                                                  -----------------------------------------------
                                                      1999              1998             1997
                                                  -----------       -----------       -----------
Net sales                                         $     1,240       $         0       $         0

Cost of sales                                             925                 0                 0
                                                  -----------       -----------       -----------
Gross margin (loss)                                       315                 0                 0

Research and development                                6,479             5,127             3,255

Acquired in-process research and development            1,379                 0                 0

Selling expenses                                          327                 0                 0

General and administrative                              1,506               705               516

Other operating income, net                                43               565                75
                                                  -----------       -----------       -----------
Net loss from operations:                              (9,333)           (5,267)           (3,696)

Interest income, net                                      384                45                88
                                                  -----------       -----------       -----------
Net loss                                          $    (8,949)      $    (5,222)      $    (3,608)
                                                  ===========       ===========       ===========
Net loss per share (basic and diluted)            $     (1.12)      $     (0.73)      $     (0.51)
                                                  ===========       ===========       ===========
Weighted average common shares outstanding          7,998,665         7,153,052         7,135,276
                                                  ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements

                            IMPAX LABORATORIES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 31, 1999

                       (dollars and shares in thousands)




                                                                  Convertible Prefereed Stock
                                              ---------------------------------------------------------------------     Series D
                                                 Series A          Series B          Series C          Series D      Preferred Stock
                                              ---------------   ---------------   ---------------   ---------------    Subscription
                                              Shares   Amount   Shares   Amount   Shares   Amount   Shares   Amount       Amount
                                              ---------------   ---------------   ---------------   ---------------  ---------------
Balance at January 1, 1997                       727   $  727     410    $2,050     456    $3,720       --   $   --       $   --

January 1, 1997 to December 31, 1997:

Issuance of Series C Preferred Stock
   for cash at $8.76 per share net of
   issuance costs of $4                           --       --      --        --      64       556       --       --           --

Proceeds from Series D Stock
  Subscriptions                                   --       --      --        --      --        --       --       --        3,000

Issuance of Common Stock upon
  exercise of stock options for cash
  at $1.67 per share                              --       --      --        --      --        --       --       --           --

   Net loss                                       --       --      --        --      --        --       --       --           --
                                              ------   ------    ----    ------    ----    ------   ------  -------       ------
Balance at December 31, 1997                     727   $  727     410    $2,050     520    $4,276       --  $    --       $3,000
                                              ======   ======    ====    ======    ====    ======   ======  =======       ======

January 1, 1998 to December 31, 1998:

Issuance of Series A Preferred Stock
   upon exercise of warrants for cash
   at $1.00 per share                            715      715      --        --      --        --       --       --           --

Issuance of Series A Preferred Stock
   upon conversion of revolving
   credit notes                                  138      138      --        --      --        --       --       --           --

Proceeds from Series D Stock
  Subscriptions                                   --       --      --        --      --        --       --       --        1,300

Issuance of Common Stock upon
  exercise of stock options for cash
  at $2.50 per share                              --       --      --        --      --        --       --       --           --

Grant of stock options to
  non-employees                                   --       --      --        --      --        --       --       --           --

Intrinsic value of warrants issued                --       --      --        --      --        --       --       --           --

   Net loss                                       --       --      --        --      --        --       --       --           --
                                              ------   ------    ----    ------    ----    ------   ------  -------       ------
Balance at December 31, 1998                   1,580  $ 1,580     410    $2,050     520    $4,276       --  $    --       $4,300
                                              ======   ======    ====    ======    ====    ======   ======  =======       ======



                                                  Common Stock     Additional
                                                 ---------------     Paid-In       Unearned     Accumulated
                                                 Shares   Amount     Capital     Compensation      Deficit      Total
                                                 ---------------   -----------   ------------   ------------   ------
Balance at January 1, 1997                        7,125    $ 72      $   391            --         $(2,451)    $4,509

January 1, 1997 to December 31, 1997:

Issuance of Series C Preferred Stock
   for cash at $8.76 per share net of
   issuance costs of $4                             --       --           --            --              --        556

PProceeds from Series D Stock
  Subscriptions                                     --       --           --            --              --      3,000

Issuance of Common Stock upon
  exercise of stock options for cash
  at $1.67 per share                                20       --           10            --              --         10

   Net loss                                         --       --           --            --          (3,608)    (3,608)
                                                ------   ------         ----          ----        --------     ------
Balance at December 31, 1997:                    7,145       72          401            --          (6,059)     4,467
                                                ======   ======         ====          ====        ========     ======

January 1, 1998 to December 31, 1998

Issuance of Series A Preferred Stock
   upon exercise of warrants for cash
   at $1.00 per share                               --       --           --            --              --        715

Issuance of Series A Preferred Stock
   upon conversion of revolving
   credit notes                                     --       --           --            --              --        138

Proceeds from Series D Stock
  Subscriptions                                     --       --           --            --              --      1,300

Issuance of Common Stock upon
  exercise of stock options for cash
  at $2.50 per share                                17       --           13            --              --         13

Grant of stock options to
  non-employees                                     --       --           11            --              --         11

Intrinsic value of warrants issued                  --       --          260            --              --        260

   Net loss                                         --       --           --            --          (5,222)    (5,222)
                                                ------   ------         ----          ----        --------     ------
Balance at December 31, 1998                     7,162   $   72         $685            --        $(11,281)    $1,682
                                                ======   ======         ====          ====        ========     ======


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the period from January 1, 1997 through December 31, 1999


                                                                  Convertible Prefereed Stock
                                              ---------------------------------------------------------------------     Series D
                                                 Series A          Series B          Series C          Series D      Preferred Stock
                                              ---------------   ---------------   ---------------   ---------------    Subscription
         Account Title                        Shares   Amount   Shares   Amount   Shares   Amount   Shares   Amount       Amount
         -------------                        ---------------   ---------------   ---------------   ---------------  ---------------
Balance at December 31, 1998                   1,580   $1,580     410    $2,050     520    $4,276       --       --       $4,300

January 1, 1999 to December 31, 1999

Issuance of Series B Preferred Stock
   in exchange for amounts payable to
   Board member                                   --       --      19        93      --        --       --       --           --

Issuance of Series D Preferred Stock

For cash at $5.00 per share                       --       --      --        --      --        --    3,400   17,000       (4,300)

Intrinsic value of options issued                 --       --      --        --      --        --       --       --           --

Amoritization of unearned compensation            --       --      --        --      --        --       --       --           --

Exercise of options during period                 --       --      --        --      --        --       --       --           --

Conversion of Preferred Series A              (1,580)  (1,580)     --        --      --        --       --       --           --

Conversion of Preferred Series B                  --       --    (429)   (2,143)     --        --       --       --           --

Conversion of Preferred Series C                  --       --      --        --    (520)   (4,276)      --       --           --

Conversion Preferred Series D to Series 1-B       --       --      --        --      --        --   (3,400) (17,000)          --

Acquisition of Global                             --       --      --        --      --        --       --       --           --

   Net loss                                       --       --      --        --      --        --       --       --           --
                                              ------   ------    ----    ------    ----    ------   ------  -------       ------
Balance at December 31, 1999                      --   $   --      --    $   --      --    $   --       --  $    --       $   --
                                              ======   ======    ====    ======    ====    ======   ======  =======       ======




                                                  Common Stock     Additional
                                                 ---------------     Paid-In       Unearned     Accumulated
         Account Title                           Shares   Amount     Capital     Compensation      Deficit      Total
         -------------                           ---------------   -----------   ------------   ------------   ------
Balance at December 31, 1998                      7,162    $ 72      $   685            --        ($11,281)    $1,682

January 1, 1999 to December 31, 1999

Issuance of Series B Preferred Stock
   in exchange for amounts payable to
   Board member                                      --      --           --            --              --         93

Issuance of Series D Preferred Stock

For cash at $5.00 per share                          --      --           --            --              --     12,700

Intrinsic value of options issued                    --      --        1,805        (1,805)             --         --

Amoritization of unearned compensation               --      --                        335              --        335

Exercise of options during period                   200       2          148            --              --        150

Conversion of Preferred Series A                  5,271      53        1,527            --              --         --

Conversion of Preferred Series B                  1,430      14        2,129            --              --         --

Conversion of Preferred Series C                  3,039      30        4,246            --              --         --

Conversion Preferred Series D to Series 1-B          --      --           --            --              --    (17,000)

Acquisition of Global                             7,704      77       41,190                                   41,267

   Net loss                                          --      --           --            --          (8,949)    (8,949)
                                                 ------    ----      -------       -------        --------    -------
Balance at December 31, 1999                     24,807    $248      $51,730       ($1,470)       ($20,230)   $30,278
                                                 ======    ====      =======       =======        ========    =======

   The accompanying notes are an integral part of these financial statements.

                         IMPAX LABORATORIES CORPORATION

                             STATEMENT OF CASH FLOWS
                             (dollars in thousands)


                                                                                   Year Ended December 31,
                                                                            ------------------------------------
                                                                              1999           1998          1997
                                                                            --------       -------       -------
Cash Flows from operating activities:
   Net loss                                                                 $ (8,949)      $(5,222)      $(3,608)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
         Depreciation and amortization                                           882           521           323
         Loss on disposal of assets                                                9            24            --
         Accretion in short-term investments                                     (73)           --            --
         Grant of stock options to non-employees                                  --            11            --
         Non-Cash compensation charge (warrants and options)                     335           260            --
         Write-off of in-process research and development                      1,379            --            --
         Change in assets and liabilities net of effects from purchase of Global Pharmaceutical:
              Accounts Receivable                                             (1,292)           --            --
              Inventory                                                          471            --            --
              Prepaid expenses and other assets                                 (135)          (32)          (27)
              Accounts payable and accrued expenses                              636           905           421
                                                                            --------       -------       -------
                 Net cash used in operating activities                        (6,737)       (3,533)       (2,891)
                                                                            --------       -------       -------
Cash Flows from investing activities:
   Purchases of property and equipment                                          (457)       (1,591)       (1,150)
   Purchases of short-term investments                                        (9,010)           --            --
   Sale and maturities of short term investments                               9,081            --         3,300
   Cash acquired in purchase of Global Pharmaceutical                          1,325            --            --
                                                                            --------       -------       -------
                 Net cash provided by (used in) investing activities             939        (1,591)        2,150
                                                                            --------       -------       -------
Cash Flows from financing activities:
   Notes payable borrowings                                                      221            --            --
   Proceeds from revolving credit notes from stockholders                         --           138            --
   Proceeds from issuance of Series A Preferred Stock
      upon exercise of warrants                                                   --           715            --
   Proceeds from issuance of Series C Preferred Stock                             --            --           556
   Proceeds from issuance of Series D Preferred Stock Subscriptions               --         1,300         3,000
   Proceeds from issuance of Series D Preferred Stock                         12,700            --            --
   Proceeds from issuance of Common Stock                                         --            13            10
   Proceeds from advances from stockholders                                       --           373           282
   Repayments of advances from stockholders                                      (80)         (293)         (282)
                                                                            --------       -------       -------
        Net Cash provided by financing activities                             12,841         2,246         3,566
                                                                            --------       -------       -------
   Net increase (decrease) in cash and cash equivalents                        7,043        (2,878)        2,825
   Cash and cash equivalents, beginning of the year                              370         3,248           423
                                                                            --------       -------       -------
   Cash and cash equivalents, end of year                                   $  7,413       $   370       $ 3,248
                                                                            ========       =======       =======

For other supplemental disclosure of non-cash investing and financing activities, see Notes 1, 8, 10, and 13.


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1. - THE COMPANY

Nature of operations

     Impax Laboratories, Inc. ("Impax" or the "Company") is the result of a business combination (see "Reverse acquisition" below) on December 14, 1999, of Impax Pharmaceuticals, Inc., a privately held drug delivery company, and Global Pharmaceutical Corporation ("Global"), a specialty generic pharmaceutical company.

     The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique drug delivery technologies. The Company is currently marketing over 25 products and has five applications under review with the Food Drug Administration (FDA) and fifteen additional products under development.

     Impax was originally organized on September 27, 1994 as a California corporation. Global was formed in April 1993 to acquire the assets and liabilities of Richlyn Laboratories, Inc. Global commenced operations and began shipping products in September 1997.

     The Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 until the fourth quarter of 1999 when the Company determined it had begun operations.

Reverse acquisition

     Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), by and between Global and Impax Pharmaceuticals, Inc., on December 14, 1999, Global acquired all of the outstanding common stock of Impax Pharmaceuticals, Inc. with Impax Pharmaceuticals, Inc. stockholders receiving
3.3358 shares of Global common stock for each share of Impax Pharmaceuticals, Inc. common stock. For accounting purposes, however, the acquisition has been treated as the re-capitalization of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. deemed, the acquirer of Global in a reverse acquisition. Therefore, the historical equity of the company has been adjusted to reflect the conversion of Impax Pharmaceuticals, Inc. common stock to that of Global.

     The purchase price of $46,757,000 (including $489,000 of direct acquisition costs) was determined based on the fair value of Global's outstanding stock and equivalents.

     The allocation of the purchase price is, as follows:      $000's
                                                               ------

         Current assets                                       $ 7,983
         Property, plant and equipment                          5,449
         Intangible assets                                      4,728
         In-process research and development                    1,379
         Goodwill                                              34,727
         Liabilities                                           (7,509)
                                                              -------
                                                              $46,757
                                                              =======

Included in the net assets acquired was in-process research and development (IPR&D) which represents the value assigned to research and development projects of Global that were in-process, but not yet completed at the date of acquisition. Amounts assigned to purchased IPR&D were expensed at the date of completion of the acquisition. By utilizing projections, the IPR&D products were valued through the application of the risk-adjusted discounted cash flow method. In projecting cash flows, each of the research and development projects under development were reviewed to determine their stage of completeness. Management identified four products as IPR&D and estimated that these products were from 12% to 87% complete. In the aggregate, these products will require a total of approximately $1,225,000 of research and development expenditures to complete. Estimated remaining research and development expenditures for individual products range from $30,000 to $450,000. For one compound, the Company needs to complete bioequivalency and regulatory filing. For two of the compounds, the Company needs to complete formulation development, methodology development and valuation, bioequivalency and regulatory filing. For one of the compounds, the Company needs only to revalidate the method. Commercialization is expected to be achieved in 2001 for one of the compounds and in 2002 for the remaining three. For all of the above compounds the brand name drug patent has previously expired. The Company believes that the assumptions and forecasts used in valuing IPR&D are reasonable. No assurance can be given, however, that future events will transpire as estimated. As such, actual results may vary from projected results.

     Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of Impax Pharmaceuticals, Inc. and only include the operating results of Global after the acquisition. The following pro forma information on results of operations assumes the purchase of Global as if the companies had combined on January 1, 1998:

                                                          Pro forma year ended
                                                             December 31,
                                                        ----------------------
                                                              (unaudited)
                                                          1999*         1998
                                                        --------      --------
                                                          (in thousands except
                                                             per share data)

Net sales                                               $  9,446      $  4,401

Loss from operations                                     (15,608)      (15,269)

Net loss                                                 (15,224)      (14,228)

Less:  Imputed dividends on preferred stock               (1,474)         (140)

Net loss applicable to common stock                      (16,698)      (14,368)

Net loss per common share - basic and diluted             ($0.71)       ($0.66)

----------
* 1999 excludes actual non-recurring charges related to acquisition of $1,420 or $(0.06) per share.

Funding of Activities

     To date, the Company has funded its research and development, and operating activities through equity and debt financings.

NOTE 2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

     The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at amortized cost which approximates market value.

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

     The Company has three customers which account for 57% of total sales for the year ended December 31, 1999. At December 31, 1999, accounts receivable from three customers represent 74% of total trade receivables. Approximately 35% of the Company's net sales were attributable to one product family which is supplied by a vendor under an exclusive licensing agreement.

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

Investments

     The Company's investments in other than cash equivalents are classified as "held-to-maturity" based upon the nature of the investments, their ultimate maturity date, the restrictions imposed by the PIDA and PIDC loan agreements dated July 29, 1997 (See Note 10) and management's intention with respect to holding these securities. At December 31, 1999, the amortized cost of the Company's investments approximate fair value.

Goodwill and Intangibles:

     Intangible assets, comprised of product rights and licenses, are amortized on a straight line basis over the estimated useful life of 3 to 8 years. Goodwill is being amortized on a straight line basis over 10 years.

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

Other income

     The Company has contracts in which it performs research and development on behalf of third parties. Under the terms of the contracts, the Company receives milestone payments from those third parties and recognizes these payments as other operating income upon completion of the specified milestone.

Income taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are provided on deferred tax assets for which it is more likely than not that some portion or all will not be realized.

Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

Comprehensive income

     The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Since inception, the Company has not had significant transactions that are required to be reported in other comprehensive income. Comprehensive income (loss) for each period presented is equal to the net income (loss) for each period as presented in the Statements of Operations.

Business segments

     The Company operates in one business segment, and has one group of products, generic pharmaceuticals. The company's revenues are derived from, and its assets are located in, the United States of America.

Computation of basic and diluted net loss per share

     The Company reports both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number on common shares outstanding and all dilutive potential common shares outstanding. Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding have been used to calculate both basic earnings per share and diluted earnings per share as the inclusion of the potential common shares would be anti-dilutive.

Recent accounting pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, SFAS No. 133 will be effective for the year beginning January 1, 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

NOTE 3 - RELATED PARTY TRANSACTIONS:

     The Company was advanced $373,000 in fiscal 1998 from certain shareholders. A total amount of $293,000 was repaid in 1998 and the remaining balance was paid in January 1999. As of December 31, 1999 and 1998, the Company had accrued $520,000 of compensation payable to four key employees in recognition of past services rendered. The amount is due at the Company's discretion on or before November 1, 2001. As of December 31, 1998, the Company had $93,000 payable to a related party, one of the Company's Board members, for commissions due from assisting the Company in obtaining equity financing. The balance was paid in 1999.

     In April 1997, the Company paid $150,000 for a 15% interest in, and loaned an additional $100,000 to, a California pharmaceutical research and development company. As part of its investment, the Company is entitled to certain exclusive licensing rights. The investment has been accounted for as purchased research and development and has been expensed.

     On November 8, 1995, Global entered into an agreement (the "Genpharm Agreement") with Genpharm, Inc. ("Genpharm"), a Canadian corporation and an indirect subsidiary of Merck KgaA, under which Merck KGaA purchased 150,000 shares of Global's common stock. Global also issued to Merck KGaA a warrant to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, (the "A warrant") and additional warrants to purchase up to 700,000 shares, at an exercise price of $8.50 per share (the IPO price per share), whose exercise is contingent upon the gross profit (as defined in the agreement), if any, earned by Global under the Genpharm Agreement. In January 1997, Global revised its agreement with Genpharm, pursuant to which Global shall supply packaging, if it has capacity available, with respect to Genpharm's United States Ranitidine production requirements based on a five-year cost-plus and percentage of profits compensation arrangement following the receipt of the requisite FDA Ranitidine approvals. In addition to the packaging of Ranitidine, the Genpharm Agreement provides Global with the opportunity to develop products with the assistance of Merck KGaA that are marketed outside the U.S. During 1998, the Company filed ANDA's for two products previously selected, from which one product, minocycline, received approval in March 1999.

NOTE 4. INVENTORIES

Inventories consist of the following:
                                                              December 31,
                                                          -------------------
                                                           1999          1998
                                                          ------        -----
                                                            (in thousands)
Raw materials .....................................       $  698        $  --
Finished goods ....................................        1,414           --
                                                          -------       -----
                                                           2,112           --
Less: Reserve for obsolete inventory ..............          (90)          --
                                                          ------        -----
                                                          $2,022        $  --
                                                          ======        =====
NOTE 5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                             Estimated          December 31,
                                            useful life      -----------------
                                              (years)         1999       1998
                                            -----------      ------     ------
                                                              (in thousands)
Land .......................................     --          $  170     $   --
Building and building improvements .........     15           2,544         --
Equipment ..................................   7-10           5,935      3,071
Leasehold improvements .....................      *             870        857
Office furniture and equipment .............      5             396        212
Construction in progress ...................     --              18         --
                                                             ------     ------
                                                              9,933      4,140
Less:  Accumulated depreciation                              (1,805)    (1,170)
                                                             ------     ------
                                                             $8,128     $2,970
                                                             ======     ======
----------
* Depreciated over the life of the lease or the life of the asset whichever is shorter.

Depreciation expense was $676,000, $509,000 and $298,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6. GOODWILL AND INTANGIBLES

                                                  Estimated          December 31,
                                                 useful life      -----------------
                                                   (years)         1999       1998
                                                 -----------      ------     ------
                                                                    (in thousands)
Goodwill and intangible consist of the following:
Product rights and licenses                         3 - 8         $ 4,728     $   --
Goodwill                                              10           34,727         --
                                                                  -------     ------
                                                                   39,455         --
Less: Accumulated amortization                                       (205)        --
                                                                  -------     ------
                                                                  $39,250     $   --
                                                                  =======     ======

     Amortization expense was $205, $0, $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 7. ACCRUED EXPENSES
                                                               December 31,
                                                          --------------------
                                                           1999           1998
                                                          ------          ----
                                                              (in thousands)
Accrued expenses consist of the following:
Accrued rebates, chargebacks and returns .............    $1,271          $ --
Accrued professional fees ............................       410            --
Accrued salaries and payroll related expenses ........       272             8
Accrued merger expenses ..............................       241            --
Accrued development and royalty expense ..............       228            --
Other ................................................       280           116
                                                          ------          ----
                                                          $2,702          $124
                                                          ======          ====
                                      F-13

NOTE 8. INCOME TAXES

     Due to the Company's losses since inception, no provision for income taxes is recorded for any period. The difference between the federal statutory tax rate and the Company's effective income tax rate is attributable to losses and future tax deductions for which valuation allowances have been established.

     The net deferred tax balance is comprised of the tax effects of cumulative temporary differences, as follows:

                                                             December 31,
                                                       -----------------------
                                                         1999            1998
                                                       --------        -------
                                                            (in thousands)
Net operating losses ................................  $ 13,323        $ 2,708
Deferred start-up and organization costs ............     3,557             --
Depreciation and amortization .......................       216           (100)
Research and development credit .....................     1,090            716
Other ...............................................       515             --
                                                       --------        --------
Gross deferred tax assets ...........................    18,701           3,324
Deferred tax asset valuation allowance ..............   (18,701)         (3,324)
                                                       --------         -------
                                                       $     --         $    --
                                                       ========         =======


     Deferred start-up and organization expenditures are amortized for tax purposes over a 60-month period ending 2003. Cash paid for income taxes was $1,000, $8,000 and $8,000 for the years ended December 31, 1999, 1998, and 1997, respectively. Due to historical losses incurred by the Company, a full valuation allowance for net deferred tax assets has been provided. If the Company achieves profitability, certain of these net deferred tax assets would be available to offset future income taxes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in ceratin circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

     At December 31, 1999, the Company has net operating loss-carryforward totalling approximately $29,926,000, which expire from 2010 through 2019. The Company also has research and development expenditure tax credits totaling approximately $1,090,000 at December 31, 1999. As indicated above, these losses and credits will have limitations.

NOTE 9. NOTES PAYABLE:

     In July 1998, Global entered into a three year revolving credit facility with G.E. Capital, providing funding up to $5 million based on the levels of accounts receivable and inventory. Amounts borrowed under this facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company also pays a fee of 0.125% per annum on the unused available portion of the credit line. At December 31, 1999, the Company had borrowings of $1,853,000 under this facility with $1,927,000 of excess availability.

NOTE 10. LONG TERM DEBT:


                                                                                    December 31,
                                                                                 ------------------
                                                                                   (in thousands)
                                                                                  1999         1998
                                                                                 ------        ----
2% loan payable to PIDA (No.1) in 180 monthly installments of $6,602
   Commencing June 1, 1994 through May 1, 2009................................   $  680        $ --
3.75% loan payable to PIDC in 84 monthly installments of $3,672 commencing January 1, 1994, with a balance of $304,000 due on
   December 1, 2000...........................................................      333          --
3.75% loan payable to PIDA (No. 2) in 180 monthly installments of $5,513
   commencing September 1, 1997, through August 1, 2012.......................      666           --
5% loan payable to DRPA in 120 monthly installments of $3,712
   commencing September 1, 1997, through August 1, 2007.......................      283           --
                                                                                 ------        -----
                                                                                 $1,962        $  --
Less:  Current portion of long-term debt......................................      472           --
                                                                                -------        -----
                                                                                 $1,490        $  --
                                                                                =======        =====


     The PIDA (No. 1) loan is collateralized by land, building and building improvements. The PIDC loan is collateralized by the Company's equipment. The PIDA (No. 2) loan and the DRPA loan are collateralized by land, building and building improvements, and additional collateral of $635,000 invested in interest bearing certificates of deposit owned by the Company.

     The PIDA loans contain financial and non-financial covenants, including certain covenants regarding levels of employment which were not effective until commencement of operations. The Company is in compliance with all loan covenants.

     Scheduled maturities of long-term as of December 31, 1999, are as follows, in thousands:

          2000.................................................  $  472
          2001.................................................     144
          2002 ................................................     149
          2003.................................................     153
          2004.................................................     158
          Thereafter...........................................     886
                                                                  -----
             Total ............................................  $1,962
                                                                 ======
Revolving credit note

     The Company had revolving credit notes with four of the Company's shareholders. These facilities originally allowed for total borrowings of $715,000 and bear interest at 7% per annum. During 1997 and the first six months of 1998 there was $138,000 available under these facilities. At June 30, 1998, the $138,000 was borrowed and shortly thereafter the facilities were cancelled. All of the borrowings were converted into Series A preferred stock. In addition, the Company issued 715,000 warrants to purchase preferred stock in connection with these facilities (see Note 13).

NOTE 11. COMMITMENTS AND CONTINGENCIES:

Leases

     The Company leases office space under a noncancelable operating lease that expires in 2002 with a renewal option of 3 years. Rent expense for the year ended December 31, 1999, 1998 and 1997 was $155,000, $165,000 and $132,000,
respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under the noncancelable operating lease are as follows (in thousands):

        Year Ended
        December 31,
        ------------
           2000..................................................    $165
           2001..................................................     165
           2002...................................................     83
                                                                     ----
           Total minimum lease payments..........................    $413
                                                                     ====
Richlyn Order

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

Product liability and insurance

     The Company assumed the liabilities of Richlyn in connection with Diethyl Stilbestrol ("DES"), which was manufactured by Richlyn during the late 1950's and early 1960's. DES was prescribed to pregnant women during the period and has been alleged to cause birth defects. There have been numerous claims brought against drug manufacturers in connection with DES. Since 1987, Richlyn's insurers have paid approximately $136,000 on Richlyn's and the Company's behalf to settle approximately 143 DES-related suits. While Richlyn's insurers have in the past defended those DES claims against Richlyn and paid all settlements in connection therewith to date, the insurers have reserved their right to discontinue the defense of the claims and the payment of settlements at any time. Claims settlements to date have been based upon market share, and Richlyn's share of the market during the periods in question was less that 1 %.

     While there can be no assurance as to the ultimate resolution of these matters, in the opinion of Management, based on the advice of legal counsel, the ultimate liabilities resulting from such lawsuits and claims will not materially adversely affect the financial position, operating results or cash flow of the Company.

NOTE 12. MANDATORILY REDEEMABLE PREFERRED STOCK

     The Company has authorized 2,000,000 shares of preferred stock, $0.01 par value per share (the "Preferred Stock"). The Company issued 220,000 shares of Preferred Stock all of which were outstanding at December 31, 1999, and are classified as Mandatorily Redeemable Preferred Stock, as follows: 50,000 shares of Series 1-A Preferred Stock and 170,000 shares of Series 1-B Preferred Stock (collectively, the "Series 1 Preferred"). The remaining authorized but unissued shares could be issued with or without mandatorily redeemable features.

     In addition, pursuant to its certificate of incorporation, the Company will be authorized to issue "blank check" preferred stock. This will enable the board of directors of the Company, from time to time, to create one or more new series of preferred stock in addition to the Series 1 Preferred. The new series of preferred stock can have the rights, preferences, privileges and restrictions designated by the Company's board of directors. When, and if, any new series of preferred stock is issued, it could affect, among other things, the dividend, voting and liquidation rights of the Company common stock.

 Dividends

     The share of Series 1 Preferred are entitled to receive dividends on an as-converted basis with the outstanding shares of common stock payable when and as declared by the Company's Board of Directors.

Conversion

     Each share of Series 1 Preferred is convertible into a number of shares of the Company common stock. The number of shares of common stock is determined by adding $100 plus the amount of all accrued but unpaid dividends on that share of preferred stock, and then dividing by the then applicable conversion price of that Series 1 Preferred. The initial conversion price for the Series 1-A Preferred Stock is $2.00. The initial conversion price for the Series 1-B Preferred Stock is $1.4989. The conversion price of the Series 1 Preferred will be adjusted for certain events, including: 1) Any subdivision, combinations or reclassifications of the Company's common stock; 2) Any payment, issuance or distribution by the Company of a stock dividend, debt securities or assets; and
3) The issuance of common stock or securities convertible into common stock for a price per share of less than the conversion price at that time.

     Up to $10 million of additional securities can be issued, as well as issuances of shares of common stock pursuant to stock options granted under approved stock option plans, currently outstanding warrants, or to business partners, without the conversion price of the Series 1 Preferred stock being adjusted.

Voting

     Except as required by law, holders of the shares of Series 1 Preferred Stock vote on an as converted basis, as a single class with all other stockholders of the Company. Holders of Series 1 Preferred also have certain voting rights with respect to major corporate transactions or reorganizations.

Liquidation

     Each share of Series 1 Preferred Stock is entitled to liquidation preference before any distributions to holders of common stock equal to the greater of:

          o $100 per share plus any accrued and unpaid dividends on the Series 1 Preferred;

          o the pro rata share of the assets of the Company, determined as if the shares of Series 1 Preferred had been converted into common stock; or

          o a 12% annualized rate of return on the dollar value of their initial investment.

Redemption

     The Company is required to redeem, on March 31, 2004, all of the outstanding shares of Series 1 Preferred at a price per share equal to $100 plus all declared but unpaid dividends. The holders of the Series 1 Preferred can also require the redemption of their preferred stock upon the happening of certain events, including the sale of the Company or its assets, the elimination of a public trading market for shares of its common stock, or the insolvency of or bankruptcy filing by the Company. The redemption price can be paid, at the Company's option, in cash or shares of common stock, discounted, in the case of shares, by 10% from the then current market price of the common stock.

Preemptive Rights

     The holders of Series 1 Preferred have preemptive rights entitling them to purchase a pro rata share of any capital stock including securities convertible into capital stock of the Company, issued by the Company in order for the holders of Series 1 Preferred to retain their percentage interest in the Company. However, the Company can issue shares of its capital stock under certain circumstances without triggering the preemptive rights of the Series 1 Preferred, including the following: 1) As pro rata dividends to all holders of common stock, 2) As stock options to employee, officers and directors, 3) In connection with a merger, acquisition or business combination, 4) For consideration of less than $500,000 in any single permitted transaction and for less than $1,000,000 in the aggregate for all permitted transactions, and 5) Up to 300,000 shares issued during the first five years in connection with a business relationship.

Repurchase

     After two years, the Company has the right to purchase all of the outstanding shares of Series 1 Preferred if the market price of a share of Company common stock is at least equal to the higher of:

          o 300% of the applicable conversion price of the Series 1 Preferred at that time; or

          o    $6.00 per share.

     In addition, the common stock must have traded on its principal market for a period of 30 consecutive days with an average daily volume in excess of 50,000 shares for the 30-day period. The price per share of any shares being repurchased is $100 plus any declared but unpaid dividends.

NOTE 13: STOCKHOLDERS' EQUITY

Convertible Preferred Stock

     At December 31, 1998, the Company had the following convertible preferred stock outstanding:


                                                                                            (in thousands)
                                                                                            --------------
Series A, no par value, 1,600 shares authorized, 1,580 shares issues and outstanding
   (liquidation value $1,580)                                                                   $ 1,580
Series B, no par value, 500 shares authorized, 429 shares issued and outstanding
   (liquidation value $2,050)                                                                     2,050
Series C, no par value, 600 shares authorized, 520 shares issues and outstanding
   (liquidation value $4,559)                                                                     4,276
Series D, Subscriptions                                                                           4,300
                                                                                                -------
                                                                                                $12,206
                                                                                                =======

     In March 1999, the Company issued 3,400,000 shares of its Series D convertible preferred stock at $5.00 per share for a total of $17,000,000.

     Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Series A preferred stock, Series B preferred stock and Series C preferred stock of Impax Pharmaceuticals, Inc. were converted into shares of common stock, $0.01 par value, of the Company, as follows:


                            Impax Pharmaceuticals, Inc                  Impax Laboratories, Inc
                                     Shares                 Ratio                Shares
                            --------------------------      ------      -----------------------
Series A Preferred Stock:          1,580,000                3.3358             5,270,564
Series B Preferred Stock:            428,600                3.3358             1,429,724
Series C Preferred Stock:            519,631                5.8490             3,039,322
                                                                               ---------
    Total                                                                      9,739,610
                                                                               =========

     Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Series D preferred stock of Impax Pharmaceuticals, Inc. was converted into .05 shares of Series 1-B convertible preferred stock of the Company.

     Each share of Series A, B, C and D convertible preferred stock had certain voting, dividend, liquidation, conversion and redemption rights. No dividends on convertible preferred stock were declared by the Board since inception.

Warrants for Convertible Preferred Stock

     In connection with issuing revolving credit notes in July 1995 to the Company's founders, the Company issued warrants to purchase 715,000 shares of Series A convertible preferred stock for $1.00 per share. There were no warrants outstanding at December 31, 1998 or 1999. Using the Black-Scholes pricing model, the Company determined that the fair value of the warrants was $369,000 at the date of grant. A total of $89,000 was amortized and the remaining amount of $280,000 was treated as issuance costs based on the conversions of the debt to Series A convertible preferred stock.

Common Stock

     The Company Articles of Incorporation, as amended, authorize the Company to issue 50,000,000 shares of common stock with $0.01 par value.

Warrants for Common Stock

     The Company has outstanding warrants as follows:

                   Number of Shares               Range of
                    Under Warrants              Exercise Price
                   ----------------         ------------------------
                       1,988,698            $0.75 to $2.00 per share
                       1,330,000            $2.01 to $4.00 per share
                         280,000            $4.01 to $13.18 per share
                       ---------
                       3,598,698
                       =========

     All the outstanding warrants are convertible into common stock. The warrants expire five years from the date of issuance.

     In connection with a deferred compensation agreement in 1998 with the Company's founders, the Company issued warrants to purchase 1,734,616 shares of Common Stock for $0.75 per share. Such warrants, which are included in the above table, are outstanding at December 31, 1999, and expire in 2003. The Company determined that the intrinsic value of the warrants at the date of grant was $260,000 and has charged this amount to expense in 1998 in accordance with APB No 25.

Unearned Compensation

     In April 1999, the Company granted 836,285 options to employees to purchase common stock for $0.75 per share. As a result of the grant, the Company recorded $1,805,000 of unearned compensation in accordance with APB No. 25; $335,000 of the unearned compensation was amortized to expense during the year ended December 31, 1999. The Company amortizes unearned compensation over the vesting period of the underlying option.

NOTE 14. EMPLOYEE BENEFIT PLANS:

     The Company sponsors a 401 (k) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. There were $12,000 in contributions under this plan for the year ended December 31, 1999, and none for the years ended December 31, 1998 and 1997.

NOTE 15. STOCK OPTION PLANS:

1996 Stock Option Plan

     In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1996 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. The Company has reserved 500,000 shares (pre-recapitalization) of Common Stock for issuance under the 1996 Plan.

     Effective June 1, 1998, the Company's Board of Directors approved the re-pricing of all outstanding options to $0.75 per share, the fair market value of common stock on that date. As a result, all outstanding options at June 1, 1998 were effectively rescinded and re-issued at an exercise price of $0.75 per share.

     As a result of the Merger, each outstanding and unexercised option to purchase shares of common stock was converted into new options by multiplying these options by 3.3358. Therefore, at December 31, 1999, 266,800 outstanding and unexercised options under the 1996 Plan were converted into 889,991 new options.

1999 Equity Incentive Plan (Pre-Merger)

     In April 1999, the Company adopted the 1999 Equity Incentive Plan (the "1999 Pre-Merger Plan"). The 1999 Pre-Merger Plan reserves for issuance 1,000,000 shares (pre-recapitalization) of common stock for issuance pursuant to stock option grants, stock grants and restricted stock purchase agreements. As a result of the Merger, each outstanding and unexercised option to purchase shares of common stock was converted into new options by multiplying these options by
3.3358. Therefore, at December 31, 1999, 249,300 outstanding and unexercised options under the 1999 Pre-Merger Plan were converted into 831,614 new options.

Global's 1995 Stock Incentive Plan

     In 1995 Global's Board of Directors adopted the 1995 Stock Incentive Plan. As a result of the merger, each outstanding and unexercised option to purchase shares of common stock was converted into one Impax Laboratories option. At December 31, 1999, 525,987 options are outstanding. As a result of the reverse acquisition, the 525,987 options are reflected in the following table as option acquired during 1999.

Impax Laboratories, Inc. 1999 Equity Incentive Plan

     The Company's 1999 Equity Incentive Plan (the "Plan") was adopted by Impax's Board of Directors for the purpose of offering equity-based compensation incentives to eligible personnel with a view toward promoting the long-term financial success of the Company and enhancing stockholder value, at December 31, 1999. At December 31, 1999, 342,030 options are outstanding.

     To date, options granted under each of the above plans vest from three to five years and have a maximum term of ten years.

     Stock option transactions in each of the past three years under the aforementioned plans in total were:


                                                     1999                          1998                        1997
                                           --------------------------------------------------------------------------------
                                                           Weighted-                     Weighted-                   Weighted
                                                            Average                       Average                     Average
                                                           Exercise                      Exercise                    Exercise
                                             Shares          Price          Shares         Price       Shares          Price
                                           ----------------------------------------------------------------------------------
January 1                                    955,707         $0.74         478,687         $1.95      520,385         $1.60

Acquired                                     525,987         $2.99              --            --              --         --

Granted                                    1,180,310         $1.68         582,098          1.71       75,056          2.63

Exercised                                    (67,044)        $0.75         (16,679)         0.75      (20,015)         0.50

Cancelled                                     (5,338)        $0.75         (88,399)         0.75      (96,739)         0.88

Rescinded                                         --            --        (652,149)         2.50           --            --

Reissued                                          --            --         652,149          0.75           --            --
                                           --------------------------------------------------------------------------------
Options outstanding at December 31         2,589,622         $1.62         955,707         $0.74      478,687         $1.95

Options exercisable at December 31           663,766                       182,468                    106,746

Options available for grant at December 31   336,364                       675,500                  1,169,198


Fair value disclosures

     Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):


                                 For the Year Ended        For the Year Ended        For the Year Ended
                                 December 31, 1999         December 31, 1998         December 31, 1997
                              -----------------------   -----------------------   ------------------------
                              As Reported   Pro Forma   As Reported   Pro Forma   As Reported    Pro Forma
                              -----------   ---------   -----------   ---------   -----------    ---------
Net loss                       ($8,949)      ($9,190)     ($5,222)     ($5,668)    ($3,608)       ($3,657)
Net loss per common share       ($1.12)       ($1.15)      ($0.73)      ($0.80)     ($0.51)       ($0.52)
    (basic and diluted)

     The proforma results may not be representative of the effect on reported operations for future years. Of the $446,000 pro forma increase in net loss for 1998, $388,000 is attributable to a re-pricing of outstanding stock options and $58,000 is due to normal amortization. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions: dividend yield at 0%; weighted average expected option term of five years; risk free interest rate of 6.50% to 6.93%, 5.01% to 5.95% and 5.06% to 6.33%, for the years ended December 31, 1999, 1998 and 1997, respectively. The expected stock price volatility for the year ended December 31, 1999 was 50%. For the years ended December 31, 1998 and 1997, the Company's common stock was not publicly traded. Accordingly, the Company used the minimum value method and excluded expected stock price volatility for its calculation of the fair value of options issued in those years. The weighted average fair value of options granted during 1999, 1998 and 1997 was $2.27, $1.30, and $0.45, respectively.

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:


                        Options Outstanding                         Options Exercisable
--------------------------------------------------------------------------------------------------
                               Weighted Average
    Range of       Number of    Remaining Life    Weighted Average   Number of    Weighted Average
 Exercise Prices    Options        (Years)         Exercise Price     Options      Exercise Price
--------------------------------------------------------------------------------------------------
  $0.30 - $0.75    1,388,026        8.22               $0.74          342,086          $0.67
  $0.82 - $2.06      388,800        9.21               $0.98           10,000          $1.56
  $2.19 - $5.00      812,796        8.76               $3.44          311,680          $3.17
--------------------------------------------------------------------------------------------------
  $0.30 - $5.00    2,589,622        8.54               $1.62          663,766          $1.86
--------------------------------------------------------------------------------------------------


NOTE 16. SUBSEQUENT EVENTS

Private Placement of Equity

     On March 23, 2000, the Company issued 150,000 shares of Mandatorily Redeemable Convertible Series 2 Preferred Stock for aggregate proceeds of $15,000,000.

     At the option of the holder, each share of Series 2 Preferred Stock is convertible into that number of shares of the Company's common stock as is determined by dividing the liquidation value by the conversion price. The conversion price is $5.00 per share of common stock, subject to certain anti-dilution provisions.

     The Series 2 Preferred Stock will rank senior in all respects, including payment on liquidation and redemption, to all other equity securities of the Company, provided that it will rank pari passu with the Series 1-A Preferred Stock and Series 1-B Preferred Stock.

     At the option of the investor, the Company will pay liquidation value to the investors if the following occur: (i) a sale of all or substantially all of the operating assets of the Company; (ii) an event that causes the Company to become insolvent; (iii) an event that takes the Company private; and (iv) a merger or other business combination involving the Company in which shareholders of the Company (as determined immediately prior to such transaction) cease to own stock of the surviving entity (a) that possesses greater than 50% of the voting power of all classes of stock of such entity that are entitled to vote or
(b) that constitutes greater than 50% of the total value of the equity securities in such entity.

Patent Infringement Liability Insurance

     On January 31, 2000, the Company obtained $5 million of insurance coverage with American Intentional Specialty Lines Insurance Company (a member of AIG) covering primarily potential claims brought against Impax under the Waxman-Hatch Act provisions relating to Paragraph IV Certification. As of March 23, 2000, no claims were filed against the Company.