Form 10QSB
period 2000-03-31
IMPAX LABORATORIES INC
filed 2000-05-04
CIK 1003642

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB



             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000
                                      --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           -----------   -------------


                         Commission file number 0-27354
                                                -------

                            Impax Laboratories, Inc.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

             Delaware                                         65-0403311
----------------------------------------             ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

               30831 Huntwood Ave., Hayward California       94544
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



     As of May 3, 2000, the number of shares outstanding of each of the issuer's classes of common equity was 24,880,480 shares of common stock ($0.01 par value).



  Transitional Small Business Disclosure Format (Check One) Yes    No  X
                                                            ----      --

PART  I  FINANCIAL  INFORMATION

ITEM  I  FINANCIAL  STATEMENTS


                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                              March 31,        December 31,
                                                                                2000              1999
                                                                               -------           -------
ASSETS
Current assets:
              Cash and cash equivalents                                        $ 8,281           $ 7,413
              Short-term investments                                            11,634              --
              Accounts receivable, net                                           3,089             3,973
              Inventories                                                        3,589             2,022
              Prepaid expenses and other assets                                    340               256
                                                                               -------           -------
                          Total current assets                                  26,933            13,664
Property, plant and equipment, net                                               8,054             8,128
Investments and other assets                                                       635               663
Goodwill and intangibles, net                                                   38,014            39,250
                                                                               -------           -------
                          Total assets                                         $73,636           $61,705
                                                                               =======           =======

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
              Current portion of long-term debt                                $   472           $   472
              Accounts payable                                                   3,606             2,390
              Notes payable                                                      2,030             1,853
              Accrued expenses                                                   2,361             2,702
                                                                               -------           -------
                          Total current liabilities                              8,469             7,417
Long-term debt                                                                   1,448             1,490
Accrued compensation                                                               520               520
                                                                               -------           -------
                                                                                10,437             9,427
                                                                               -------           -------

Mandatorily redeemable convertible Preferred Stock:

    Series 1 mandatorily redeemable convertible Preferred Stock,
    $0.01 par value, 220,000 shares outstanding, at March 31, 2000, and
    at December 31, 1999, redeemable at $100 per share, respectively            22,000            22,000


    Series 2 mandatorily redeemable convertible Preferred Stock,
    $0.01 par value, 150,000 shares outstanding, at March 31, 2000
    redeemable at $100 per share                                                15,000                --
                                                                               -------           -------

                                                                                37,000            22,000
                                                                               -------           -------
Stockholders' equity:

      Common stock, $0.01 par value, 50,000,000 authorized and 24,869,847 and 24,807,147 shares issued and outstanding at March 31, 2000 and
      at December 31, 1999, respectively                                           249               248
      Additional paid in capital                                                51,931            51,730
      Unearned compensation                                                     (1,359)           (1,470)
      Accumulated deficit                                                      (24,622)          (20,230)
                                                                               -------           -------
              Total stockholders' equity                                        26,199            30,278
                                                                               -------           -------
              Total liabilities and stockholders' equity                       $73,636           $61,705
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

                            IMPAX LABORATORIES, INC.
                            STATEMENT OF OPERATIONS

                                  (unaudited)
            (dollars in thousands, except share and per share data)


                                                    Three Months Ended
                                                         March 31,
                                              -------------------------------
                                                  2000                1999
                                              ----------           ----------
Net sales                                     $    2,518           $       --

Cost of sales                                      1,973                   --
                                              ----------           ----------

Gross margin                                         545                   --

Research and development                           2,608                1,277

Selling expenses                                     331                   --

General and administrative*                        2,032                  148

Other operating income, net                           11                   --
                                              ----------           ----------

Net loss from operations                          (4,415)              (1,425)

Interest income, net                                  23                  137

                                              ----------           ----------
Net loss                                      $   (4,392)          $   (1,288)
                                              ==========           ==========


Net loss per share (basic and diluted)        $    (0.18)          $    (0.18)
                                              ==========           ==========

Weighted average common shares
outstanding                                   24,808,129            7,163,170
                                              ==========           ==========


* Includes amortization of intangibles and goodwill of $1,236K in the quarter ended March 31, 2000.


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH MARCH 31, 2000
                                   (unaudited)
                        (dollars and shares in thousands)

                                                                   Convertible Redeemable Preferred Stock         Series D
                                                                   --------------------------------------      Preferred Stock
                                              Series A         Series B        Series C         Series D        Subscription
                                           Shares  Amount  Shares   Amount  Shares  Amount   Shares  Amount        Amount
                                           ------  ------  ------   ------  ------  ------   ------  ------    ---------------
Balance at January 1, 1997 .............      727    $727     410   $2,050     456  $3,720     -      $ -          $     -

January 1, 1997 to December 31, 1997:
  issuance of Series C Preferred Stock
    for cash at $8.76 per share net of
    issuance costs of $4 ...............        -       -       -        -      64     556     -        -                -

Proceeds from Series D Stock
  Subscriptions ............                    -       -       -        -       -       -     -        -            3,000
Issuance of Common Stock upon
  exercise of stock options for cash
  at $1.67 per share ...................        -       -       -        -       -       -     -        -                -
Net loss ...............................        -       -       -        -       -       -     -        -                -
                                           ------  ------  ------   ------  ------  ------   ------  ------        -------

Balance at December 31, 1997 ...........      727     727     410    2,050     520   4,276     -        -            3,000


January 1, 1998 to Decemer 31, 1998:
  Issuance of Series A Preferred Stock
    upon exercise of warrants for cash
    at $1.00 per share .................      715     715       -        -       -       -     -        -                -

Issuance of Series A Preferred Stock
  upon conversion of revolving
  credit notes .........................      138     138       -        -       -       -     -        -                -
Proceeds from Series D Stock
  Subscriptions ........................        -       -       -        -       -       -     -        -            1,300
Issuance of Common Stock upon
  exercise of stock options for cash
  at $2.50 per share ...................        -       -       -        -       -       -     -        -                -
Grant of stock options to
  non-employees ........................        -       -       -        -       -       -     -        -                -
Intrinsic value of warrants issued .....        -       -       -        -       -       -     -        -                -
Net loss ...............................        -       -       -        -       -       -     -        -                -
                                           ------  ------  ------   ------  ------  ------   ------  ------        -------

Balance at December 31, 1998 ...........    1,580  $1,580     410   $2,050     520  $4,276     -      $ -           $4,300



                                                            Additional
                                             Common Stock     Paid-In        Unearned         Deficit
                                            Shares  Amount    Capital      Compensation    Accumulated      Total
                                            ------  ------  ----------     ------------   -------------    -------
Balance at January 1, 1997 .............     7,125     $72     $391             -            ($2,451)      $4,509

January 1, 1997 to December 31, 1997:
  issuance of Series C Preferred Stock
    for cash at $8.76 per share net of
    issuance costs of $4 ...............         -       -        -             -               -             556

Proceeds from Series D Stock
  Subscriptions ............                     -       -        -             -               -           3,000
Issuance of Common Stock upon
  exercise of stock options for cash
  at $1.67 per share ...................        20       -       10             -               -              10
Net loss ...............................         -       -        -             -             (3,608)      (3,608)
                                            ------  ------     ----         -----            -------      -------

Balance at December 31, 1997 ...........     7,145      72      401             -             (6,059)       4,467


January 1, 1998 to Decemer 31, 1998:
  Issuance of Series A Preferred Stock
    upon exercise of warrants for cash
    at $1.00 per share .................         -       -        -             -               -             715

Issuance of Series A Preferred Stock
  upon conversion of revolving
  credit notes .........................         -       -        -             -               -             138
Proceeds from Series D Stock
  Subscriptions ........................         -       -        -             -               -           1,300
Issuance of Common Stock upon
  exercise of stock options for cash
  at $2.50 per share ...................        17       -       13             -               -              13
Grant of stock options to
  non-employees ........................         -       -       11             -               -              11
Intrinsic value of warrants issued .....         -       -      260             -               -             260
Net loss ...............................         -       -        -             -             (5,222)      (5,222)
                                            ------  ------     ----         -----            -------      -------

Balance at December 31, 1998 ...........     7,162     $72     $685             -           $(11,281)      $1,682


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH MARCH 31, 2000

                                   (unaudited)
                        (dollars and shares in thousands)


                                                                                                                         Series D
                                                                                                                     Preferred Stock
                                                    Series A         Series B         Series C        Series D         Subscription
         Account Title                          Shares   Amount   Shares  Amount   Shares  Amount  Shares   Amount        Amount
         -------------                          ------   ------   ------  ------   ------  ------  ------   ------        ------
Balance at December 31, 1998                     1,580   $1,580      410  $2,050      520  $4,276       -        -        $4,300
January 1, 1999 to December 31, 1999
 Issuance of Series B Preferred Stock
 in exchange for amounts payable to
  Board member ............................          -        -       19      93       -        -       -        -             -

Issuance of Series D Preferred Stock
For cash at $5.00 per share ...............          -        -        -       -       -        -   3,400   17,000        (4,300)

Intrinsic value of options issued in 1999 .          -        -        -       -       -        -       -        -             -

Amortization of unearned compensation .....          -        -        -       -       -        -       -        -             -

Exercise of options during period .........          -        -        -       -       -        -       -        -             -

Conversion of Preferred Series A, .........     (1,580)  (1,580)       -       -       -        -       -        -             -

Conversion of Preferred Series B ..........          -       -      (429) (2,143)      -        -       -        -             -

Conversion of Preferred Series C ..........          -       -         -       -    (520)  (4,276)      -        -             -

Conversion of Preferred
Series D to Series 1-B ....................          -       -         -       -       -        -  (3,400) (17,000)            -

Acquisition of Global .....................          -       -         -       -       -        -       -        -             -

Net loss ..................................          -       -         -       -       -        -       -        -             -
                                                ------  ------     ------ ------   -----   ------  ------  -------        ------
Balance at December 31, 1999 ..............          -  $    -         -  $    -       -   $    -       -  $     -        $    -

Issuance of Common Stock upon exercise of
  stock options for cash ..................          -       -         -       -       -        -       -        -             -
Amortization of unearned compensation .....          -       -         -       -       -        -       -        -             -
Net Loss ..................................          -       -         -       -       -        -       -        -             -
                                                ------  ------     ------ ------   -----   ------  ------  -------        ------
Balance at March 31, 2000 .................          -  $    -         -  $    -       -   $    -       -  $     -        $    -
                                                ======  ======     ====== ======   =====   ======  ======  =======        ======


                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                  Additional                   During the
                                           Series 1-B  Preferred   Common Stock     Paid-In      Unearned      Development
         Account Title                         Shares   Amount    Shares  Amount    Capital    Compensation       Stage      Total
         -------------                         ------   ------    ------  ------    -------    ------------   ------------  -------
Balance at December 31, 1998                        -        -     7,162   $ 72      $  685            -        ($11,281)   $1,682
January 1, 1999 to December 31, 1999
 Issuance of Series B Preferred Stock
 in exchange for amounts payable to
  Board member ............................         -        -         -      -           -            -               -        93

Issuance of Series D Preferred Stock
For cash at $5.00 per share ...............         -        -         -      -           -            -               -    12,700

Intrinsic value of options issued in-1999 .         -        -         -      -       1,805       (1,805)              -         -

Amortization of unearned compensation .....         -        -         -      -           -          335               -       335

Exercise of options during period .........         -        -       200      2         148            -               -       150

Conversion of Preferred Series A, .........         -        -     5,271     53       1,527            -               -         -

Conversion of Preferred Series B ..........         -        -     1,430     14       2,129            -               -         -

Conversion of Preferred Series C ..........         -        -     3,039     30       4,246            -               -         -

Conversion of Preferred
Series D to Series 1-B ....................         -        -         -      -           -            -               -   (17,000)

Acquisition of Global .....................         -        -     7,704     77      41,190                                 41,267

Net loss ..................................         -        -         -      -           -            -           (8,949)   (8,949)
                                                -----   ------    ------   ----     -------      -------         --------   -------
Balance at December 31, 1999 ..............         -    $   -    24,807   $248     $51,730      ($1,470)        ($20,230)  $30,278

Issuance of Common Stock upon exercise of
  stock options for cash ..................         -        -        63      1         201            -                -       202
Amortization of unearned compensation .....         -        -         -      -           -          111                -       111
Net Loss ..................................         -        -         -      -           -            -           (4,392)   (4,392)
                                                -----   ------    ------   ----     -------      -------         --------   -------
Balance at March 31, 2000 .................         -   $    -    24,870   $249     $51,931      ($1,359)        ($24,622)  $26,199
                                                =====   ======    ======   ====     =======      =======         ========   =======


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                             STATEMENT OF CASH FLOWS

                                   (unaudited)
                             (dollars in thousands)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                     --------------------------
                                                                                                       2000              1999
                                                                                                     --------           -------
Cash flows from operating activities:                                                                $ (4,392)          $(1,288)
              Net loss
              Adjustments to reconcile net loss to net cash used by
                   operating activities:
                   Depreciation and amortization                                                        1,536               164
                   Non-cash compensation charge (warrants and options)                                    111                --
                   Change in assets and liabilities:
                        Accounts receivable                                                               884                --
                        Inventory                                                                      (1,567)               --
                        Prepaid expenses and other assets                                                 (56)              (78)
                        Accounts payable and accrued expenses                                             875              (604)
                                                                                                     --------           -------
                          Net cash used for operating activities                                       (2,609)           (1,806)
                                                                                                     --------           -------

Cash flows from investing activities:
              Purchases of property and equipment                                                        (226)             (157)
              Purchases of short-term investments                                                     (11,634)           (9,078)
                                                                                                     --------           -------
                          Net cash provided by (used in) investing activities                         (11,860)           (9,235)
                                                                                                     --------           -------

Cash flows from financing activities:
              Notes payable borrowings:                                                                   177                --
              Repayment of long-term debt                                                                 (42)               --
              Proceeds from issuance of Series 2 Preferred Stock                                       15,000                --
              Proceeds from issuance of Series D Preferred Stock                                           --            12,700
              Proceeds from issuance of Common Stock (upon exercise of Stock Options)                     202                --
              Repayments of advances from stockholders                                                     --               (80)
                                                                                                     --------           -------

                          Net cash provided by financing activities                                    15,337            12,620
                                                                                                     --------           -------
Net increase in cash and cash equivalents                                                                 868             1,579
Cash and cash equivalents, beginning of year                                                         $  7,413           $   370
                                                                                                     --------           -------
Cash and cash equivalents, end of year                                                               $  8,281           $ 1,949
                                                                                                     ========           =======

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               Three Months Ended
                                 March 31, 2000

     Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results of operations expected for the year ending December 31, 2000.

     In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

     Note: 2: Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), by and between Global Pharmaceutical Corporation ("Global") and Impax Pharmaceuticals, Inc., on December 14, 1999, Global acquired all of the outstanding common stock of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. stockholders receiving 3.3358 shares of Global common stock for each share of Impax Pharmaceuticals, Inc. common stock. For accounting purposes, however, the acquisition has been treated as the re-capitalization of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. deemed the acquirer of Global in a reverse acquisition. Therefore, the historical equity of the company has been adjusted to reflect the conversion of Impax Pharmaceuticals, Inc. common stock to that of Global. Global in connection with the transaction changed its name to Impax Laboratories, Inc.

     Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of Impax Pharmaceuticals, Inc. and only include the operating results of Global after the acquisition. The following pro forma information on results of operations assumes the purchase of Global as if the companies had combined on January 1, 1999:

                                                         Pro forma quarter ended
                                                             March 31, 1999*
                                                         -----------------------
                                                                (unaudited)

     Net sales                                                   $ 1,827

     Loss from operations                                         (3,364)

     Net loss                                                     (3,251)

     Less: Imputed dividends on preferred stock                   (1,474)

     Net loss applicable to common stock                         $(4,725)

     Net loss per common share - basic and diluted                ($0.20)

-------------
* Excludes non-recurring charges related to acquisition of $1,420 or ($0.06) per share.

     Note 3: On March 23, 2000, the Company issued 150,000 shares of Mandatorily Redeemable Convertible Series 2 Preferred Stock for aggregate proceeds of $15,000,000.

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

     At the option of the investor, the Company will pay liquidation value to the investors if the following occur: (i) a sale of all or substantially all of the operating assets of the Company; (ii) an event that causes the Company to become insolvent; (iii) an event that takes the Company private; and (iv) a merger or other business combination involving the Company in which stockholders of the Company (as determined immediately prior to such transaction) cease to own stock of the surviving entity (a) that possesses greater than 50% of the voting power of all classes of stock of such entity that are entitled to vote or
(b) that constitutes greater than 50% of the total value of the equity securities in such entity.

     Note 4: On January 31, 2000, the Company obtained $5 million of insurance coverage with American International Specialty Lines Insurance Company (a member of AIG) covering primarily potential claims brought against Impax under the Waxman-Hatch Act provisions relating to Paragraph IV Certification. As of April 30, 2000, no claims were filed against the Company.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

     The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain and maintain governmental approvals on additional products, the ability to integrate merged businesses and operation, the ability to adequately fund its operating requirements, the impact of competitive products and pricing, product demand and market acceptance, new product development, the funding of potential patent infringement litigation, reliance on key strategic alliances, the availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

     These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

     The Company is the result of a business combination on December 14, 1999, of Impax Pharmaceuticals, Inc., a privately held drug delivery company and Global Pharmaceutical Corporation, a specialty generic pharmaceutical company. Global acquired all of the outstanding common stock of Impax Pharmaceuticals, Inc. with Impax stockholders receiving 3.3358 shares of Global common stock for each share of Impax Pharmaceuticals, Inc. For accounting purposes, however, the acquisition has been treated as the re-capitalization of Impax Pharmaceuticals, Inc. with Impax Pharmaceuticals, Inc., deemed the acquirer of Global in a reverse acquisition. At the conclusion of the merger, Impax Pharmaceuticals, Inc. stockholders held over 70% of the combined company. As a reverse acquisition, the historical operating results prior to the acquisition are those of Impax Pharmaceuticals, Inc. and only include the operating results of Global after the acquisition. Additionally, in connection with the merger, Global changed its name to Impax Laboratories, Inc.

     The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique delivery technologies. The Company is currently marketing over 25 products and has five applications under review with Food and Drug Administration ("FDA") and fifteen additional products under development.

Results of Operations

     The Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 until the fourth quarter of 1999, when the Company determined it had begun operations. The net loss for the three months ended March 31, 2000, was $4,392,000 compared to a net loss of $1,288,000 in the three months ended March 31, 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher research and development expenses, and higher selling, general and administrative expenses, including $1,236,000 in amortization of intangibles and goodwill.

     The net sales for the three months ended March 31, 2000, were $2,518,000 compared to $0 for the same period in 1999. On a pro forma basis, if the acquisition took place January 1, 1999, the Company's net sales for the three months ended March 31, 1999, would have been $1,827,000. The increase of $691,000 over the pro forma net sales was primarily due to an increase in the number of products offered and customers served in 2000 as compared to 1999.

     The increase in cost of sales, gross margin and selling expenses for the three months ended March 31, 2000, was due to the fact that operations for Impax began late in 1999.

     The research and development expenses for the three months ended March 31, 2000, were $2,608,000 compared to $1,277,000 for the same period in 1999. The increase was primarily due to additional personnel, higher bio-study costs, and the associated testing expenses.

     The general and administrative expenses for the three months ended March 31, 2000, were $2,032,000 compared to $148,000 for the same period in 1999. The increase was primarily due to amortization of intangibles and goodwill of $1,236,000 and, higher professional fees and additional personnel.

     Net interest income for the three months ended March 31, 2000, was $23,000 compared to $137,000 for the same period in 1999 primarily due to a decrease in investment in cash equivalents and increase in borrowing costs.

Liquidity and Capital Resources

     Prior to the merger, Impax Pharmaceuticals, Inc. financed its research and development expenses and operating activity through private placements of equity. The aggregate proceeds raised by Impax Pharmaceuticals, Inc. was approximately $25.5 million.

     On March 2, 1999, Impax Pharmaceuticals, Inc. issued 3,400,000 shares of its Series D Preferred Stock at $5.00 per share for a total of $17,000,000. Pursuant to the terms of the Merger Agreement on December 14, 1999, each share of Series D Preferred Stock of Impax Pharmaceuticals, Inc. was converted into
 .05 shares of Series 1-B Convertible Preferred Stock of the Company.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings:  None Applicable.

Item 2.  Changes in securities:

     On March 23, 2000, the Company sold, in a private placement 150,000 shares of its Series 2 Convertible Preferred Stock ("Preferred Stock") to certain "accredited investors," as such term is defined in Rule 501 (a) under the Securities Act of 1933, as amended (the "Act"), for an aggregate consideration of $15,000,000. The Preferred Stock is convertible at the option of each holder at any time after the date of issuance of the Preferred Stock into such number of fully paid and nonassessable shares of the Company's common stock as is determined by dividing the Liquidation Value ($100.00 per share) by the Conversion Price. The conversion Price is $5.00 per share of common stock, subject to certain anti-dilution provisions.

     The Series 2 Preferred Stock will rank senior in all respects, including payment on liquidation and redemption, to all other equity securities of the Company, provided that it will rank pari passu with the Series 1-A Preferred Stock and Series 1-B Preferred Stock.

     At the option of the investor, the Company will pay liquidation value to the investors if the following occur: (i) a sale of all or substantially all of the operating assets of the Company; (ii) an event that causes the Company to become insolvent; (iii) an event that takes the Company private; and (iv) a merger of other business combination involving the Company in which shareholders of the Company (as determined immediately prior to such transaction) cease to own stock of the surviving entity (a) that possesses greater than 50% of the voting power of all classes of stock of such entity that are entitled to vote or
(b) that constitutes greater than 50% of the total value of the equity securities in such entity.

Item 3.  Defaults Upon Senior Securities: None Applicable

Item 4.  Submission of Matters to a Vote of Security Holders: None Applicable

Item 5.  Other Information: None Applicable

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits:

         27. Financial Data Schedule

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IMPAX  LABORATORIES, INC.


                                 By: /s/ BARRY R. EDWARDS
                                     ------------------------------------------
                                     Chairman and Co-Chief Executive Officer
                                    (Principal Executive Officer)

                                 By: /s/ CORNEL C. SPIEGLER
                                    -------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)