Form 10QSB
period 2000-06-30
IMPAX LABORATORIES INC
filed 2000-07-31
CIK 1003642

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

  (Mark One)
     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                                --------------

     [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
            For the transition period from           to
                                           ----------   ----------

                         Commission file number 0-27354
                                                -------

                            Impax Laboratories, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                         65-0403311
--------------------------------                         -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  30831 Huntwood Ave., Hayward California 94544
                  ---------------------------------------------
                    (Address of principal executive offices)
                    Issuer's telephone number (215) 289-2220

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)



     As of July 26, 2000, the number of shares outstanding of each of the issuer's classes of common equity was 25,004,968 shares of common stock ($0.01 par value).



     Transitional Small Business Disclosure Format (Check One) Yes _ No X
                                                                  ---  ---

PART  I  FINANCIAL  INFORMATION
ITEM  I  FINANCIAL  STATEMENTS

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                             June 30,       December 31,
                                                                               2000            1999
                                                                             --------        --------
ASSETS
Current assets:
       Cash and cash equivalents                                            $  6,879         $  7,413
       Short-term investments                                                   5,815               -
       Accounts receivable, net                                                 3,242           3,973
       Inventories                                                              5,612           2,022
       Prepaid expenses and other assets                                          944             256
                                                                             --------        --------
               Total current assets                                            22,492          13,664
Property, plant and equipment, net                                              9,701           8,128
Investments and other assets                                                      663             663
Goodwill and intangibles, net                                                  36,778          39,250
                                                                             --------        --------
               Total assets                                                  $ 69,634        $ 61,705
                                                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                     $    472        $    472
       Accounts payable                                                         4,158           2,390
       Notes payable                                                            2,389           1,853
       Accrued expenses                                                         2,543           2,702
                                                                             --------        --------
               Total current liabilities                                        9,562           7,417
Long-term debt                                                                  1,405           1,490
Accrued compensation                                                              520             520
                                                                             --------        --------
                                                                               11,487           9,427
                                                                             --------        --------
Mandatorily redeemable convertible Preferred Stock:

    Series 1 mandatorily redeemable convertible Preferred Stock,
    $0.01 par value, 220,000 shares outstanding, at June 30, 2000, and
    at December 31, 1999, redeemable at $100 per share, respectively.          22,000          22,000

    Series 2 mandatorily redeemable convertible Preferred Stock,
    $0.01 par value, 150,000 shares outstanding, at June 30, 2000
    redeemable at $100 per share.                                              15,000               -
                                                                             --------        --------
                                                                               37,000          22,000
                                                                             --------        --------
Stockholders' equity:

      Common stock, $0.01 par value, 50,000,000 authorized and 24,958,623 and 24,807,147 shares issued and outstanding at June 30, 2000 and
      at December 31, 1999, respectively.                                         249             248
      Additional paid in capital                                               51,915          51,730
      Unearned compensation                                                    (1,248)         (1,470)
      Accumulated deficit                                                     (29,769)        (20,230)
                                                                             --------        --------
               Total stockholders' equity                                      21,147          30,278
                                                                             --------        --------
               Total liabilities and stockholders' equity                    $ 69,634        $ 61,705
                                                                             ========        ========


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                            STATEMENT OF OPERATIONS

                                  (unaudited)
            (dollars in thousands, except share and per share data)

                                                 Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                            ---------------------------      --------------------------
                                                2000            1999            2000            1999
                                            -----------      ----------      -----------     ----------
Net sales                                   $     2,908      $        -      $     5,426     $        -

Cost of sales                                     2,586               -            4,559              -
                                            -----------      ----------      -----------     ----------

Gross margin                                        322               -              867              -

Research and development                          2,995           2,026            5,603          3,303

Selling expenses                                    329               -              660              -

General and administrative*                       2,484             392            4,516            540

Other operating income, net                         143               -              154              -
                                            -----------      ----------      -----------     ----------

Net loss from operations                         (5,343)         (2,418)          (9,758)        (3,843)

Interest income, net                                196              78              219            215

                                            -----------      ----------      -----------     ----------
Net loss                                    $    (5,147)     $   (2,340)     $    (9,539)    $   (3,628)
                                            ===========      ==========      ===========     ==========


Net loss per share (basic and diluted)      $     (0.21)     $    (0.33)     $     (0.38)    $    (0.51)
                                            ===========      ==========      ===========     ==========

Weighted average common shares
outstanding                                  24,900,197       7,163,170       24,854,535      7,163,170
                                            ===========      ==========      ===========     ==========

----------------------
* Includes amortization of intangibles and goodwill of $1,236K in the quarter ended June 30, 2000 and $2,472K in the six months ended June 30, 2000.

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                             STATEMENT OF CASH FLOWS

                                   (unaudited)
                             (dollars in thousands)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                  --------------------------
                                                                                    2000              1999
                                                                                  --------          --------
Cash flows from operating activities:
    Net loss                                                                      $ (9,539)         $ (3,628)
    Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization                                               3,083               328
         Accretion on short-term investments                                             -               (63)
         Non-cash compensation charge (warrants and options)                           222                90
         Change in assets and liabilities:
              Accounts receivable                                                      731                -
              Inventory                                                             (3,590)               -
              Prepaid expenses and other assets                                       (688)             (319)
              Accounts payable and accrued expenses                                  1,609              (602)
                                                                                  --------          --------
                  Net cash used for operating activities                            (8,172)           (4,194)
                                                                                  --------          --------

Cash flows from investing activities:
    Purchases of property and equipment                                             (2,184)             (208)
    Purchases of short-term investments                                             (7,789)           (9,010)
    Sales and maturities of short-term investments                                   1,974             1,011
                                                                                  --------          --------
                  Net cash used for investing activities                            (7,999)           (8,207)
                                                                                  --------          --------

Cash flows from financing activities:
    Notes payable borrowings:                                                          536                 -
    Repayment of long-term debt                                                        (85)                -
    Proceeds from issuance of Series 2 Preferred Stock (net of expenses)            14,933                 -
    Proceeds from issuance of Series D Preferred Stock                                   -            12,700
    Proceeds from issuance of Common Stock (upon exercise of Stock Options)            253                 -
    Repayments of advances from stockholders                                             -               (80)
                                                                                  --------          --------
                  Net cash provided by financing activities                         15,637            12,620
                                                                                  --------          --------
Net increase (decrease) in cash and cash equivalents                                  (534)              219
Cash and cash equivalents, beginning of year                                      $  7,413          $    370
                                                                                  --------          --------
Cash and cash equivalents, end of period                                          $  6,879          $    589
                                                                                  ========          ========


   The accompanying notes are an integral part of these financial statements.

                           IMPAX LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                Six Months Ended
                         June 30, 2000 and June 30, 1999

     Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results of operations expected for the year ending December 31, 2000.

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

     Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of Impax Pharmaceuticals, Inc. and only include the operating results of Global after the acquisition. The following pro forma information on results of operations assumes the purchase of Global as if the companies had combined on January 1, 1999:

                                                      Pro forma six months ended June 30, 1999*
                                                      -----------------------------------------
                                                                       (unaudited)
     Net sales                                                           $ 4,217

     Loss from operations                                                 (7,581)

     Net loss                                                             (7,388)

     Less: Imputed dividends on preferred stock                           (1,474)

     Net loss applicable to common stock                                $ (8,862)

     Net loss per common share - basic and diluted                        ($0.36)

---------------------
* Excludes non-recurring charges related to acquisition of $1,420 or ($0.06) per share.

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

     Note 4: On January 31, 2000, the Company obtained $5 million of insurance coverage with American International Specialty Lines Insurance Company (a member of AIG) covering primarily potential claims brought against Impax under the Waxman-Hatch Act provisions relating to Paragraph IV Certification. In May, 2000, a claim was filed by Astra Zeneca Plc against Impax as result of the Company's filing of an ANDA for a generic version of Prilosec(R). The company does not challenge the basic Prilosec(R) patent and it believes that its specific formulation does not infringe other patents listed by Astra Zeneca Plc in connection with Prilosec(R). Please see additional information under heading General in the Company's Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part II Other Information, Item I - Legal Proceedings.

     In May, 2000, the Company obtained an additional $2 million insurance coverage with American International Specialty Lines Insurance Company covering potential claims against Impax under the Waxman-Hatch Act provisions relating to Paragraph IV Certification.

     Note 5: Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding have been used to calculate both basic earnings per share and diluted earnings per share as the inclusion of the potential common shares would be anti-dilutive.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

     The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain and maintain governmental approvals on additional products, the ability to integrate merged businesses and operations, the ability to adequately fund its operating requirements, the impact of competitive products and pricing, product demand and market acceptance, new product development, the funding of potential patent infringement litigation, reliance on key strategic alliances, the availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

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

     The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique delivery technologies. The Company is currently marketing over 26 products and has eight applications under review with the Food and Drug Administration ("FDA") and fifteen additional products under development.

     In May, 2000, the Company announced that the FDA has accepted its filing of an Abbreviated New Drug Application (ANDA) for a generic version of Prilosec(R) (Omeprazole Delayed-release Capsules). Marketed by Astra Zeneca Plc for the treatment of duodenal/gastric ulcers and gastro-esophageal reflux disease
(GERD), Prilosec(R) is the largest selling prescription drug throughout the world with reported 1999 U.S. sales in excess of $3 billion. The Company's application contains a Paragraph IV certification under the Hatch-Waxman Amendments stating Impax's belief that its Omeprazole product does not infringe certain patents on Prilosec(R) held by Astra Zeneca Plc. Also, in May, 2000, Astra Zeneca Plc filed a patent infringement lawsuit against Impax as a result of this ANDA filing. The Company is not challenging the basic Omeprazole patent that expires in 2001; rather Impax has asserted that its specific formulation does not infringe other patents listed by Astra Zeneca Plc in connection with Prilosec(R) and will vigorously defend that position.

     In June, 2000, the Company received FDA approval for its ANDA for Orphenadrine Citrate 100mg Extended Release Tablets. Orphenadrine Citrate is a generic alternative to 3M Pharmaceutical's Norflex(TM), a drug used for the relief of discomfort associated with acute painful musculosketal conditions; the total 1999 U.S. market for this product was in excess of $52 million.

     In July, 2000, the Company announced that the FDA has accepted its filing of an ANDA for a generic version of Tricor(R) (Fenofibrate Capsules), Micronized. Tricor(R) is marketed by Abbott Laboratories, Inc. for the treatment of very high serum triglyceride levels; the total 1999 U.S. market for this product was in excess of $66 million. Company's application contains a Paragraph IV certification under the Hatch-Waxman Amendments stating Impax's belief that its Fenofibrate product does not infringe certain Abbott Laboratories, Inc. listed patents on Tricor(R).

Results of Operations

Three Months ended June 30, 2000

     The Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 until the fourth quarter of 1999, when the Company determined it had begun operations. The net loss for the three months ended June 30, 2000, was $5,147,000 compared to a net loss of $2,340,000 in the three months ended June 30, 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher research and development expenses, and higher selling, general and administrative expenses, including $1,236,000 in amortization of intangibles and goodwill.

     The net sales for the three months ended June 30, 2000 were $2,908,000 compared to $0 for the same period in 1999. On a pro forma basis, if the merger took place January 1, 1999, the Company's net sales for the three months ended June 30, 1999 would have been $2,390,000. The increase of $518,000 over the pro forma net sales was primarily due to an increase in the number of products offered and customers served in 2000 as compared to 1999.

     The increase in cost of sales, gross margin and selling expenses for the three months ended June 30, 2000, was due to the fact that operations for Impax began late in 1999.

     The research and development expenses for the three months ended June 30, 2000 were $2,995,000 compared to $2,026,000 for the same period in 1999. The increase was primarily due to additional personnel, higher bio-study costs and associated testing expenses.

     The general and administrative expenses for the three months ended June 30, 2000 were $2,484,000 compared to $392,000 for the same period in 1999. The increase was primarily due to amortization of intangibles and goodwill of $1,236,000, higher professional fees and the additions of personnel.

     Other operating income for the three months ended June 30, 2000 increased to $143,000 from $0 for the same period in 1999 due to license fees income received in 2000.

     Net interest income for the three months ended June 30, 2000 increased to $196,000 from $78,000 for the same period in 1999 primarily due to an increase in investment in cash equivalents and short-term investments resulting from the proceeds received from the sale of the Series 2 Preferred Stock.

Six Months ended June 30, 2000

     The net loss for the six months ended June 30, 2000 was $9,539,000 compared to a net loss of $3,628,000 in the six months ended June 30, 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher research and development expenses, and higher selling, general and administrative expenses, including $2,472,000 in amortization of intangibles and goodwill.

     The net sales for the six months ended June 30, 2000, were $5,426,000 compared to $0 for the same period in 1999. On a pro forma basis, if the merger took place January 1, 1999, the Company's net sales for the six months ended June 30, 1999, would have been $4,217,000. The increase of $1,209,000 over the pro forma net sales was primarily due to an increase in the number of products offered and customers served in 2000 as compared to 1999.

     The increase in cost of sales, gross margin and selling expenses for the six months ended June 30, 2000 was due to the fact that operations for Impax began late in 1999.

     The research and development expenses for the six months ended June 30, 2000 were $5,603,000 compared to $3,303,000 for the same period in 1999. The increase was primarily due to additional personnel, higher bio-study costs and associated testing expenses.

     The general and administrative expenses for the six months ended June 30, 2000 were $4,516,000 compared to $540,000 for the same period in 1999. The increase was primarily due to amortization of intangibles and goodwill of $2,472,000, higher professional fees and the additions of personnel.

     Other operating income for the six months ended June 30, 2000 increased to $154,000 from $0 for the same period in 1999 due primarily to license fees income received in 2000.

     Net interest income for the six months ended June 30, 2000, was $219,000 compared to $215,000 for the same period in 1999.

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

     In July 1998, Global entered into a revolving credit facility with GE Capital, providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company pays a fee of
 .125% per annum on the unused available portion of the credit line. At June 30, 2000, the Company had outstanding borrowings of $2,389,000 with additional excess availability of $1,934,000.

     On March 23, 2000, the Company issued 150,000 shares of Mandatorily Redeemable Convertible Series 2 Preferred Stock for aggregate proceeds at $15,000,000. The proceeds of this private placement will go towards funding research and development efforts, capital expenditures and general corporate needs.

     The Company believes that it has adequate financing for its 2000 operational plan. Additional financing may be required in 2001. The Company believes that such financing will be available through capital markets, collaborative arrangements with corporate partners, or through other sources.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:

     On May 15, 2000, an action was filed against the Company in the United States District Court of Delaware (CV-00-479) by ASTRAZENECA AB, AKTIEBOLAGET HASSLE, KBI-E INC, KBI INC and ASTRAZENECA, L.P. The action alleges patent infringement by the Company based upon the Company's ANDA filed with the FDA for the Omeprazole Delayed Released Capsule, a generic version of plaintiffs' Prilosec(R) product. The action seeks to enjoin the Company from marketing Omeprazole Delayed Release Capsules until February 2, 2014, and asks for an award of attorneys' fees and costs and expenses in connection with the action. The Company does not believe that it has infringed any patents of the plaintiffs and intends to vigorously defend that position. As mentioned in Note 4 of this 10-QSB, the Company has up to $5 million of insurance coverage with American International Specialty Lines Insurance Company (a member of AIG) covering claims resulting from this ANDA filing.

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

Item 3.  Defaults Upon Senior Securities:  None Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

     At the Company's Annual Meeting of Stockholders held on May 22, 2000, the following actions were approved, by the votes indicated:

     a)  Nine directors were elected:

           Barry R. Edwards              26,990,465 For      835,932   Against/Withheld        0    Abstaining
                                         ----------          -------                           -
           David J. Edwards              26,993,465 For      832,932   Against/Withheld        0    Abstaining
                                         ----------          -------                           -
           Nigel Fleming, Ph.D.          26,991,965 For      834,432   Against/Withheld        0    Abstaining
                                         ----------          -------                           -
           Charles Hsiao, Ph.D.          26,991,965 For      834,432   Against/Withheld        0    Abstaining
                                         ----------          -------                           -
           Larry Hsu, Ph.D.              26,991,965 For      834,432   Against/Withheld        0    Abstaining
                                         ----------          -------                           -
           Brian Keng                    26,991,965 For      834,432   Against/Withheld        0    Abstaining
                                         ----------          -------                           -
           Jason Lin                     26,991,965 For      834,432   Against/Withheld        0    Abstaining
                                         ----------          -------                           -
           Michael Markbreiter           26,991,965 For      834,432   Against/Withheld        0    Abstaining
                                         ----------          -------                           -
           Oh Kim Sun                    26,991,965 For      834,432   Against/Withheld        0    Abstaining
                                         ----------          -------                           -

     b) The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000 was ratified:

                                         26,799,530 For       26,740   Against/Withheld      127    Abstaining
                                         ----------           ------                         ---

Item 5.  Other Information:  None Applicable

Item 6.  Exhibits and Reports on Form 8-K:

     (a)    Exhibits:

            27.   Financial Data Schedule

     (b)    Reports on Form 8-K:

            The Company filed on May 16, 2000, a report on Form 8-K providing information with respect to the completion of the merger between Global Pharmaceutical Corporation and Impax Pharmaceuticals, Inc. under Item 2 of the report.

            The following financial statements and pro forma financial information were filed as part of this report:

                (1) The following financial statements with respect to Impax
                    Pharmaceuticals, Inc.

                    Balance Sheet as of December 31, 1998 and June 30, 1999 (unaudited)

                    Statements of Operations for the period from September 27, 1994 (Date of Inception) to June 30, 1999, the years ended December 31, 1998 and 1997 and six months ended June 30, 1999 and 1998 (unaudited)

                    Statement of Cash Flows for the period from September 27, 1994 (Date of Inception) to June 30, 1999, the years ended December 31, 1998 and 1997 and six months ended June 30, 1999 and 1998 (unaudited)

                    Statement of Changes in Shareholders' Equity from September 27, 1994 to December 31, 1998 and for six months ended June 30, 1999 (unaudited)

                    Notes to Financial Statements

 (2) The following pro forma financial information with respect to Impax Laboratories, Inc.

         Pro forma Condensed Balance Sheet as of June 30, 1999

         Pro Forma Condensed Statement of Income for the year ended December 31, 1998 and the six months ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IMPAX  LABORATORIES, INC.

                                        By: /s/ BARRY R. EDWARDS
                                            -----------------------------------
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                        By: /s/ CORNEL C. SPIEGLER
                                            -----------------------------------
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)