Form 10QSB
period 2000-09-30
IMPAX LABORATORIES INC
filed 2000-10-31
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB


             (Mark One)
             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                               ------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                         ------------------------------

                            Impax Laboratories, Inc.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                 65-0403311
       -------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                  30831 Huntwood Ave., Hayward California 94544
     ----------------------------------------------------------------------
                    (Address of principal executive offices)
                    Issuer's telephone number (215) 289-2220
                                              --------------

                                 Not Applicable
      --------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)



                As of October 25, 2000, the number of shares outstanding of each of the issuer's classes of common equity was 25,635,648 shares of common stock ($0.01 par value).



Transitional Small Business Disclosure Format (Check One) Yes ___  No _X_

PART  I  FINANCIAL  INFORMATION
ITEM  I  FINANCIAL  STATEMENTS




                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                                    September 30,                 December 31,
                                                                                        2000                          1999
                                                                                   ---------------               ---------------
ASSETS
Current assets:
              Cash and cash equivalents                                         $           5,333              $          7,413
              Short-term investments                                                        2,815                             -
              Accounts receivable, net                                                      2,995                         3,973
              Inventories                                                                   3,670                         2,022
              Prepaid expenses and other assets                                               872                           256
                                                                                   ---------------               ---------------
                          Total current assets                                             15,685                        13,664
Property, plant and equipment, net                                                          9,306                         8,128
Investments and other assets                                                                  611                           663
Goodwill and intangibles, net                                                              33,590                        39,250
                                                                                   ---------------               ---------------
                          Total assets                                          $          59,192              $         61,705
                                                                                   ===============               ===============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current liabilities:
              Current portion of long-term debt                                 $             472              $            472
              Accounts payable                                                              3,193                         2,390
              Notes payable                                                                 2,696                         1,853
              Accrued expenses                                                              2,292                         2,702
                                                                                   ---------------               ---------------
                          Total current liabilities                                         8,653                         7,417
Long-term debt                                                                              1,362                         1,490
Accrued compensation                                                                          520                           520
                                                                                   ---------------               ---------------
                                                                                           10,535                         9,427
                                                                                   ---------------               ---------------

Commitments and contingencies

Mandatorily redeemable convertible Preferred Stock:

    Series 1 mandatorily redeemable convertible Preferred Stock,
    $0.01 par value, 217,300 and 220,000 shares outstanding, at September 30, 2000,
    and at December 31, 1999, redeemable at $100 per share, respectively.                  21,730                        22,000


    Series 2 mandatorily redeemable convertible Preferred Stock, $0.01 par value
    150,000 shares outstanding, at September 30, 2000
    redeemable at $100 per share.                                                          15,000                             -
                                                                                   ---------------               ---------------

                                                                                           36,730                        22,000
                                                                                   ---------------               ---------------
Stockholders' equity:

      Common stock, $0.01 par value, 50,000,000 authorized and 25,195,593 and
      24,807,147 shares issued and outstanding at September 30, 2000 and
      at December 31, 1999, respectively.                                                     252                           248
      Additional paid in capital                                                           52,237                        51,730
      Unearned compensation                                                                (1,175)                       (1,470)
      Accumulated deficit                                                                 (39,387)                      (20,230)
                                                                                   ---------------               ---------------
              Total stockholders' equity                                                   11,927                        30,278
                                                                                   ---------------               ---------------
              Total liabilities and stockholders' equity                        $          59,192              $         61,705
                                                                                   ===============               ===============



   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                             STATEMENT OF OPERATIONS

                                   (unaudited)
             (dollars in thousands, except share and per share data)



                                                         Three Months Ended                           Nine Months Ended
                                                             September 30,                               September 30,
                                                        2000               1999                     2000                1999
                                                        ----               ----                     ----                ----
Net sales                                       $           2,777   $              -        $           8,203    $              -

Cost of sales                                               2,921                  -                    7,480                   -
                                                   ---------------     --------------          ---------------      --------------
Gross margin                                                 (144)                 -                      723                   -

Research and development                                    2,958              1,517                    8,445               4,820

Selling, general and administrative *                       3,018                455                    8,310                 995

Other operating income, net                                    61                 43                      215                  43

Restructuring charges
     and non-recurring items**                              3,646                  -                    3,646                   -
                                                   ---------------     --------------          ---------------      --------------
Net loss from operations                                   (9,705)            (1,929)                 (19,463)             (5,772)

Interest income, net                                           87                 99                      306                 314
                                                   ---------------     --------------          ---------------      --------------
Net loss                                        $          (9,618) $          (1,830)      $          (19,157)  $          (5,458)
                                                   ===============     ==============          ===============      ==============

Net loss per share (basic and diluted)          $           (0.38) $           (0.25)      $            (0.77)  $           (0.76)
                                                   ===============     ==============          ===============      ==============

Weighted average common shares
outstanding                                            25,094,236          7,177,045               24,843,452           7,167,906
                                                   ===============     ==============          ===============      ==============


* Includes amortization of intangibles and goodwill of $1,151K in the quarter ended September 30, 2000 and $3,623K in the nine months ended September 30, 2000.

** Includes one time write-off of $2,037K in intangibles, $957K in inventory and $652K in assets impairment due to ceasing of manufacturing in the Philadelphia facility and rationalizing the product line.





   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                             STATEMENT OF CASH FLOWS

                                   (unaudited)
                             (dollars in thousands)

                                                                                                        Nine Months Ended
                                                                                                            September 30,
                                                                                                       2000              1999
                                                                                                   -------------      -----------
Cash flows from operating activities:
              Net loss                                                                           $      (19,157)     $     (5,458)
              Adjustments to reconcile net loss to net cash used by
                   operating activities:
                   Depreciation and amortization                                                          6,629               415
                   Accretion on short-term investments                                                        -               (71)
                   Non-cash assets impairment write-off                                                     652               387
                   Non-cash compensation charge (warrants and options)                                      337                 -
                   Change in assets and liabilities:
                        Accounts receivable                                                                 978                 -
                        Inventory                                                                       (1,648)                 -
                        Prepaid expenses and other assets                                                 (564)              (382)
                        Accounts payable and accrued expenses                                               393              (300)
                                                                                                   -------------      -----------
                          Net cash used for operating activities                                        (12,380)           (5,409)
                                                                                                   -------------      -----------

Cash flows from investing activities:
              Purchases of property and equipment                                                        (2,799)             (379)
              Purchases of short-term investments                                                        (7,789)           (9,010)
              Sales and maturities of short-term investments                                              4,974             3,866
                                                                                                   -------------      -----------
                          Net cash used for investing activities                                         (5,614)           (5,523)
                                                                                                   -------------      -----------

Cash flows from financing activities:
              Notes payable borrowings:                                                                     843                 -
              Repayment of long-term debt                                                                  (128)                -
              Proceeds from issuance of Series 2 Preferred Stock (net of expenses)                       14,933                 -
              Proceeds from issuance of Series D Preferred Stock                                              -            12,700
              Proceeds from issuance of Common Stock (upon exercise of Stock Options)                       266                20
              Repayments of advances from stockholders                                                        -               (80)
                                                                                                   -------------      -----------
                          Net cash provided by financing activities                                      15,914            12,640
                                                                                                   -------------      -----------

Net increase (decrease) in cash and cash equivalents                                                     (2,080)            1,708
Cash and cash equivalents, beginning of year                                                     $        7,413      $        370
                                                                                                   -------------      -----------
Cash and cash equivalents, end of period                                                         $        5,333      $      2,078
                                                                                                   =============      ===========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                Nine Months Ended
                    September 30, 2000 and September 30, 1999


          Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results of operations expected for the year ending December 31, 2000.

         In the opinion of management, the information contained in this report reflects all adjustments, which are of a normal recurring nature necessary, to present fairly the results for the interim periods presented.

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

                                                   Pro forma nine months ended
                                                       September 30, 1999 *
                                                  ------------------------------
                                                           (unaudited)
                                                          (in $000's)

       Net sales                                         $   6,955

       Loss from operations                                (10,949)

       Net loss                                            (10,613)

       Less:  Imputed dividends on preferred stock          (1,474)

       Net loss applicable to common stock              $  (12,087)

       Net loss per common share - basic and diluted          (.50)

------------------------

* Excludes non-recurring In Process Research and Development charges related to acquisition of $1,420 or ($.06) per share.

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

         In May, 2000, a claim was filed by Astra Zeneca Plc against Impax as the result of the Company's filing of an ANDA for a generic version of Prilosec(R). The Company is not challenging the basic Prilosec(R) patent and it believes that its specific formulation does not infringe other patents listed by Astra Zeneca Plc in connection with Prilosec(R).

         In August, 2000, a claim was filed by Abbott Laboratories, Inc. against Impax as the result of the Company's filing of an ANDA for a generic version of Tricor(R) (Fenofibrate Capsules), Micronized. The Company believes that its own patent pending formulation is different and therefore does not infringe the Abbott listed patent.

         In October, 2000, a claim was filed by Glaxo Wellcome, Inc. against Impax as the result of the Company's filing of ANDA's for generic versions of Wellbutrin SR(R) (bupropion hydrochloride) Sustained Release Tablets and Zyban(R) (bupropion hydrochloride) Sustained Release Tablets. The Company believes that its formulation does not infringe the Glaxo Wellcome patent.

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

         Note 5: Effective in August, 2000, the Company ceased manufacturing operations at its Philadelphia facility and consolidated all manufacturing activities at its facility in Hayward, California. The Philadelphia facility will continue as the Company's packaging, repackaging and distribution of finished products center; additionally a review of all manufactured products was undertaken to rationalize the product line consistent with these changes. The action was taken to utilize the Company's resources in the most economical way and to resolve long-standing regulatory issues with the Philadelphia facility.

         Note 6: Effective September 25, 2000, the Company was listed on the NASDAQ National Market and it began trading its common stock under its existing symbol "IPXL".

         Note 7: Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding have been used to calculate both basic earnings per share and diluted earnings per share as the inclusion of the potential common shares would be anti-dilutive.

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

         The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain and maintain governmental approvals on additional products, the ability to integrate merged businesses and operations, the ability to adequately fund its operating requirements, the impact of competitive products and pricing, product demand and market acceptance, new product development, the funding of patent infringement litigation, reliance on key strategic alliances, the availability of raw materials and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those referred to above and those which are detailed from time-to-time in the Company's other filings with the Securities and Exchange Commission.

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

     The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique delivery technologies. The Company currently has eight Abbreviated New Drug Applications (ANDA) applications under review with the Food and Drug Administration ("FDA") addressing approximately $4.2 billion in U.S. branded product sales and seven patents either approved, pending approval or in preparation, covering its proprietary drug delivery technology. In addition, the Company has thirty product-development projects in various stages of completion, and is pursuing a branded product strategy primarily in the central nervous system area.

     In May, 2000, the Company announced that the FDA accepted its filing of an ANDA for a generic version of Prilosec(R) (Omeprazole Delayed-release Capsules). Marketed by Astra Zeneca Plc for the treatment of duodenal/gastric ulcers and gastro-esophageal reflux disease (GERD). Prilosec(R) is the largest selling prescription drug throughout the world with reported 1999 U.S. sales in excess of $3 billion. The Company's application contains a Paragraph IV certification under the Hatch-Waxman Amendments stating Impax's belief that its Omeprazole product does not infringe certain patents on Prilosec(R) held by Astra Zeneca Plc. In May, 2000, Astra Zeneca Plc filed a patent infringement lawsuit against Impax as a result of this ANDA filing. The Company is not challenging the basic Omeprazole patent that expires in 2001; rather Impax has asserted that its specific formulation does not infringe other patents listed by Astra Zeneca Plc in connection with Prilosec(R) and will vigorously defend that position.

     In June, 2000, the Company received FDA approval for its ANDA for Orphenadrine Citrate 100mg Extended Release Tablets. Orphenadrine Citrate is a generic alternative to 3M Pharmaceutical's Norflex(TM), a drug used for the relief of discomfort associated with acute painful musculosketal conditions; the total 1999 U.S. market for this product was in excess of $52 million.

     In July, 2000, the Company announced that the FDA has accepted its filing of an ANDA for a generic version of Tricor(R) (Fenofibrate Capsules), Micronized. Tricor(R) is marketed by Abbott Laboratories, Inc. for the treatment of very high serum triglyceride levels; the reported U.S. volume in the first six months of 2000 was almost $70 million compared to approximately $66 million for the twelve months of 1999. The Company's application contains a Paragraph IV certification under the Hatch-Waxman Amendments stating Impax's belief that its Fenofibrate product does not infringe certain Abbott Laboratories, Inc. listed patents on Tricor(R). In August, 2000, Abbott Laboratories, Inc. filed a patent infringement lawsuit against Impax as a result of this ANDA filing. The Company believes that its own patent pending formulation is different and therefore does not infringe the Abbott listed patent.

     In August, 2000, the Company announced that the FDA has accepted its filings of ANDAs for generic versions of Wellbutrin SR(R) (Bupropion Hydrochloride) Sustained-Release Tablets and Zyban(R) (Bupropion Hydrochloride) Sustained-Release Tablets. The Company's applications contain Paragraph IV certifications under the Hatch-Waxman Amendments stating Impax's belief that its Bupropion Hydrochloride products do not infringe certain Glaxo Wellcome listed patents on Wellbutrin SR(R) and Zyban(R). Glaxo Wellcome Inc. markets Wellbutrin SR(R) for the treatment of depression and Zyban(R) as an aid to smoking cessation. In October, 2000, Glaxo Wellcome. Inc. filed a patent infringement lawsuit against Impax as a result of these ANDA filings. The Company believes that its formulation does not infringe Glaxo Wellcome patents.

     In August, 2000, the Company ceased manufacturing operations at its Philadelphia facility, and consolidated all manufacturing activities at its facility in Hayward, California, a process which is expected to take six to nine months to complete. The Philadelphia facility will continue as the Company's packaging, repackaging and distribution of finished products center. Additionally, a review of all manufactured products was undertaken in order to rationalize the product line consistent with these changes. This action was being taken to utilize the Company's resources in the most economic way and to resolve long-standing regulatory issues with the Philadelphia facility. The restructuring charges and non-recurring items related to this action amounted to $3,646,000 and were reflected in the financial statements for the quarter ended September 30, 2000.

Results of Operations

Three Months ended September 30, 2000

     The Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 until the fourth quarter of 1999, when the Company determined it had begun operations. The net loss for the three months ended September 30, 2000, was $9,618,000 compared to a net loss of $1,830,000 in the three months ended September 30, 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher research and development expenses, higher selling, general and administrative expenses, including $1,151,000 in amortization of intangibles and goodwill and one-time restructuring charges and non-recurring items of $3,646,000 related to the Company's ceasing of manufacturing in the Philadelphia facility and the rationalization of the product line.

     The net sales for the three months ended September 30, 2000 were $2,777,000 compared to $0 for the same period in 1999. On a pro forma basis, if the merger took place January 1, 1999, the Company's net sales for the three months ended September 30, 1999 would have been $2,738,000.

     The negative gross margin for the three months ended September 30, 2000, was primarily due to unabsorbed overhead due to low utilization of plant capacity.

     The research and development expenses for the three months ended September 30, 2000 were $2,958,000 compared to $1,517,000 for the same period in 1999. The increase was primarily due to additional personnel, higher bio-study costs and associated testing expenses.

     The selling, general and administrative expenses for the three months ended September 30, 2000 were $3,018,000 compared to $455,000 for the same period in 1999. The increase was primarily due to amortization of intangibles and goodwill of $1,151,000, patent infringement insurance premiums, higher professional fees and the addition of personnel.

     Other operating income for the three months ended September 30, 2000 increased to $61,000 from $43,000 for the same period in 1999 due primarily to the sale of two non-ANDA product formulations in 2000.

     The restructuring charges and non-recurring items reported for the three months ended September 30, 2000, of $3,646,000 are one-time charges related to the ceasing of manufacturing in the Philadelphia facility and rationalizing the product line and included the following write-offs: intangibles of $2,037,000, inventory of $957,000 and assets impairment of $652,000.

     Net interest income for the three months ended September 30, 2000 decreased to $87,000 from $99,000 for the same period in 1999 primarily due to a decrease in investment in cash equivalents and short-term investments and the increase in borrowing costs.

Nine Months ended September 30, 2000

     The net loss for the nine months ended September 30, 2000 was $19,157,000 compared to a net loss of $5,458,000 in the nine months ended September 30, 1999. The increase in the net loss in 2000 compared to 1999 was primarily due to higher research and development expenses, higher selling, general and administrative expenses, including $3,623,000 in amortization of intangibles and goodwill and one-time restructuring charges and non-recurring items of $3,646,000 related to the ceasing of manufacturing in the Philadelphia facility and the rationalization of the product line.

     The net sales for the nine months ended September 30, 2000, were $8,203,000 compared to $0 for the same period in 1999. On a pro forma basis, if the merger took place January 1, 1999, the Company's net sales for the nine months ended September 30, 1999, would have been $6,955,000. The increase of $1,248,000 over the pro forma net sales was primarily due to an increase in the number of products offered and customers served in 2000 as compared to 1999.

     The increase in cost of sales and gross margins for the nine months ended September 30, 2000, was due to the fact that manufacturing operations for Impax began late in 1999.

     The research and development expenses for the nine months ended September 30, 2000, were $8,445,000 compared to $4,820,000 for the same period in 1999.
The increase was primarily due to additional personnel, higher bio-study costs and associated testing expenses.

     The selling, general and administrative expenses for the nine months ended September 30, 2000, were $8,310,000 compared to $995,000 for the same period in 1999. The increase was primarily due to amortization of intangibles and goodwill of $3,623,000, patent infringement insurance premiums, higher professional fees and the addition of personnel.

     Other operating income for the nine months ended September 30, 2000, increased to $215,000 from $43,000 reported in the same period in 1999 due primarily to additional license fees income received in 2000 and the sale of two non-ANDA product formulations.

     The restructuring charges and non-recurring items reported for the nine months ended September 30, 2000, of $3,646,000 are one-time charges related to the ceasing of manufacturing in the Philadelphia facility and rationalizing of the product line and included the following write-offs: intangibles of $2,037,000, inventory of $957,000 and assets impairment of $652,000.

     Net interest income for the nine months ended September 30, 2000, was $306,000 compared to $314,000 for the same period in 1999.

Liquidity and Capital Resources

     Prior to the merger, Impax Pharmaceuticals, Inc. financed its research and development expenses and operating activity through private placements of equity. The aggregate proceeds raised by Impax Pharmaceuticals, Inc. was approximately $25.5 million up to the date of this merger.

     In July 1998, Global entered into a revolving credit facility with GE Capital, providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company pays a fee of
 .125% per annum on the unused available portion of the credit line. At September 30, 2000, the Company had outstanding borrowings of $2,696,000 with additional excess availability of $179,000.

     On March 23, 2000, the Company issued 150,000 shares of Mandatorily Redeemable Convertible Series 2 Preferred Stock for aggregate proceeds at $15,000,000. The proceeds of this private placement will go towards funding research and development efforts, capital expenditures and general corporate needs.

     The Company believes that it has adequate financing for its 2000 operational plan. The Company intends to raise additional funds in the fourth quarter of 2000 through a private placement of equity. The Company believes that such financing will be adequate to fund its 2001 operational plan.

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings:

     In May, 2000, an action was filed against the Company in the United States District Court of Delaware (CV-00-479) by ASTRAZENECA AB, AKTIEBOLAGET HASSLE, KBI-E INC, KBI INC and ASTRAZENECA, L.P. The action alleges patent infringement by the Company based upon the Company's ANDA filed with the FDA for the Omeprazole Delayed Released Capsule, a generic version of plaintiffs' Prilosec(R) product. The action seeks to enjoin the Company from marketing Omeprazole Delayed Release Capsules until February 2, 2014, and asks for an award of attorneys' fees and costs and expenses in connection with the action. The Company does not believe that it has infringed any patents of the plaintiffs and intends to vigorously defend that position.

     In August, 2000, Abbott Laboratories, Inc. and Fournier Industries et Sante and a related company, filed suit against Impax in the United States District Court in Chicago, Illinois (OOC-5092) claiming that Impax's submission of an ANDA for Fenofibrate (Micronized) Capsules, 67mg, constitutes infringement of a U.S. patent owned by Fournier and exclusively licensed to Abbott's TRICOR(R) product. The action seeks to enjoin Impax from marketing the Fenofibrate (Micronized) Capsules until January 19, 2009, asks for damages and/or other monetary relief for any commercial manufacture, use or sale of the fenofibrate falling within the scope of one or more claims of the plaintiffs' patent and asks for an award of the plaintiffs' costs and attorneys' fees in connection with the action. The Company does not believe that it has infringed any patents of the plaintiffs and intends to vigorously defend that position.

     In October, 2000, Glaxo Wellcome, Inc. filed suit against Impax in the United States District Court, Northern District Court of California (COO-21009) claiming that Impax's submission of Bupropion Hydrochloride Sustained Release Tablets constitutes infringement of a U.S. patent owned by Glaxo Wellcome. The action seeks to enjoin Impax from receiving approval of its application prior to the expiration date of Glaxo Wellcome's patent, award the plaintiff preliminary and final injunctions enjoining the Company from continued infringement of its patent and award the plaintiff such other and further relief as the Court may deem proper. The Company does not believe that it has infringed any patents of the plaintiff and intends to vigorously defend that position.

     As mentioned in Note 4 of this 10-QSB, the Company has up to $5 million of insurance coverage with American International Specialty Lines Insurance Company (a member of AIG) covering claims resulting from these ANDA filings.

Item 2.  Changes in securities:  None Applicable

Item 3.  Defaults Upon Senior Securities:  None Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:  None Applicable

Item 5.  Other Information:  None Applicable

Item 6.  Exhibits and Reports on Form 8-K:

    (a)  Exhibits:

         27.   Financial Data Schedule

    (b) Reports on Form 8-K:

        The Company filed on August 22, 2000, a report on Form 8-K providing information with respect to the consolidation of all manufacturing activities in Hayward, California.




SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IMPAX LABORATORIES, INC.

     By: /s/ BARRY R. EDWARDS
         --------------------------
         Co-Chief Executive Officer  (Principal Executive Officer)

     By: /s/ CORNEL C. SPIEGLER
         -----------------------
         Chief Financial Officer    (Principal Financial and Accounting Officer)