Form 10KSB
period 2000-12-31
IMPAX LABORATORIES INC
filed 2001-04-02
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2000
                                             -----------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                       Commission file number 33-99310-NY

                            IMPAX LABORATORIES, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

                               DELAWARE 65-0403311
                               -------------------
                 (State or Other Jurisdiction of(I.R.S. Employer
                Incorporation or Organization)Identification No.)

                    30831 HUNTWOOD AVENUE, HAYWARD, CA 94544
                    ----------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (510) 471-3600
                                 --------------
                (Issuer's Telephone Number, Including Area Code)
         Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class Name of Each Exchange on Which Registered
                         NONE                     NONE
                         ----                     ----

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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $10,170,000
                                                                    -----------

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 12, 2001, (based on the closing price for such shares on March 12, 2001, as reported by NASDAQ)was $216,863,807.

         As of March 12, 2001, the number of shares outstanding of each of the issuer's classes of common equity was 38,294,104 shares of common stock, $0.01 par value per share. Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with solicitations of proxies for Registrant's 2001 Annual Meeting of Stockholders scheduled to be held on May 8, 2001, is incorporated by reference in Part III, Items 9, 10, 11 and 12 of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                      ---   ---

                                     PART 1
                                     ------

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

The company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the company and its actual results, including, but not limited to, the ability to obtain governmental approvals on additional products (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, uncertainty of patent litigation filed against the company, availability of raw materials and the regulatory environment. As a result of these and other factors, the company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the company involves various risks, including those referred to above and those which are detailed from time-to-time in the company's filings with the securities and exchange commission.

These forward-looking statements speak only as of the date hereof. The company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements or to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Description of Business

Introduction

Impax Laboratories, Inc. ("we," "us," "our," "the Company" or "IMPAX") is a specialty pharmaceutical company focused on the development and commercialization of specialty generic and branded pharmaceuticals, utilizing our in-house development and formulation expertise. In the specialty generic pharmaceuticals market, we are focusing our efforts on selected controlled-release generic versions of branded pharmaceuticals and on niche generic pharmaceuticals such as those that utilize difficult to obtain raw materials, require special handling or are technically challenging to develop. In the branded pharmaceuticals market, we are focusing our efforts on the development of products for the treatment of central nervous system (CNS) disorders. Our initial branded product portfolio consists of development-stage products to which we are applying our formulation and development expertise to create differentiated, modified or controlled-release versions of off-patent drug substances. We intend to expand this portfolio through a combination of internal development, licensing and acquisition.

IMPAX markets its generic products through its Global Pharmaceuticals division and intends to market its branded products through the Impax Pharmaceuticals division. Prior to December 14, 1999, the Company was known as Global Pharmaceutical Corporation ("Global"). On December 14, 1999 Impax Pharmaceuticals, Inc., a privately held drug delivery company was merged into the Company and the Company changed its name to Impax Laboratories Inc. For accounting purposes, however, the acquisition has been treated as the recapitalization of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. deemed the acquirer of Global in a reverse acquisition.

IMPAX, a Delaware Corporation, maintains its headquarters in Hayward, California, in a 30,000 square feet facility which also serves as the primary development center of the Company. A second facility of 50,400 square feet, located in Hayward, California is currently under construction to serve as the primary manufacturing center. A third facility, located in Philadelphia, Pennsylvania, serves as the primary commercial center, with sales, packaging and distribution occurring in this 113,000 square feet facility.

We have developed seven different proprietary controlled-release delivery technologies that can be utilized with a variety of oral dosage forms and drug release rates. We believe that these technologies are flexible and can be applied to a variety of pharmaceutical products, both generic and branded.

As of December 31, 2000, we had four Abbreviated New Drug Applications or ANDAs approved and eight ANDAs pending at the FDA. The pending ANDA filings are for generic versions of branded pharmaceuticals whose 2000 U.S. sales were approximately $5.5 billion. We have approximately 20 other products we intend to file as ANDAs in various stages of development. These products are for generic versions of branded pharmaceuticals whose 2000 U.S. sales were approximately $4 billion.

The following table sets forth information about each of the eight ANDAs we have filed with the FDA, seven of which have been filed under Paragraph IV of the Hatch-Waxman Amendments.

- -------------------------------------------------------------------------------------------------------------
                                                                                           BRAND SALES
PROJECTS                       GENERIC OF                   INNOVATOR                      ($ MILLION)  *
- -------------------------------------------------------------------------------------------------------------
CONTROLLED-RELEASE
- -------------------------------------------------------------------------------------------------------------
- - Omeprazole                   Prilosec                     AstraZeneca PLC                   $  3.775
- -------------------------------------------------------------------------------------------------------------
- - Bupropion                    Wellbutrin SR                GlaxoSmithKline PLC               $    670
- -------------------------------------------------------------------------------------------------------------
- - Bupropion                    Zyban                        GlaxoSmithKline PLC               $    105
- -------------------------------------------------------------------------------------------------------------
- - Loratadine/PSE               Claritin D 24 hour           Schering-Plough Corporation       $    390
- -------------------------------------------------------------------------------------------------------------
- - Loratadine/PSE               Claritin D 12 hour           Schering-Plough Corporation       $    320
- -------------------------------------------------------------------------------------------------------------
NICHE GENERIC
- -------------------------------------------------------------------------------------------------------------
- - Fenofibrate                  Tricor                       Abbott Laboratories               $    115
- -------------------------------------------------------------------------------------------------------------
- - Loratadine ODT               Claritin Reditabs            Schering-Plough Corporation       $    240
- -------------------------------------------------------------------------------------------------------------
- - Undisclosed                  N/A                          N/A                                    N/A
- -------------------------------------------------------------------------------------------------------------

     *  Brand Sales: 12 months ended September 30, 2000.

We have three branded projects under development. These projects are for improved versions of branded pharmaceuticals whose 2000 U.S. sales are approximately $1.3 billion. We expect to file our first application from these projects in the second half of 2001.

We currently market 16 generic pharmaceuticals. Our revenues from these products were $10,170,000 in the year ended December 31, 2000.

PRODUCTS AND PRODUCT DEVELOPMENT

Background

Controlled Release Technology

The oral controlled-release segment of the prescription drug market was approximately $12 billion for the year ended December 31, 2000. There are approximately 60 controlled-release branded products that have been approved for sale in the United States by the FDA. Controlled-release pharmaceuticals are designed to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, ensure greater patent compliance with the treatment regimen and reduce side effects by releasing drug dosages at specific times and in specific locations in the body.

Oral administration represents the most common form of drug delivery, owing to its convenience and ease of use. Many orally administered immediate release drug products deliver the majority of its drug components within one to three hours. Hence many common drugs are administered every four to six hours. Patient non-compliance is a major problem for multiple closing regimens.

Oral sustained release technology attempts to circumvent the need for multiple dosing by controlling the release of the active drug over a longer period of time, so that the drug maintains its therapeutically useful blood level over a twenty-four hour period (or longer). The basic tenet of this technology is to envelop the active ingredient in a system that modulates release, which eliminates the peak and trough blood levels seen with immediate-release formulations. Lowering the peak levels of drugs in the blood may reduce adverse side effects associated with certain drugs.

Drug delivery technologies can also be effective product life cycle management tools. For example, as a product nears the end of its patent life, conversion to controlled-release dosing or a different route of administration could provide an extension to the exclusivity period. Major pharmaceutical companies have demonstrated success in this area by licensing technology from drug delivery companies and developing product line extensions.

Generic Drug Companies

In the last 5 years, generic pharmaceutical companies have enjoyed significant growth, due largely to a number of macroeconomic and legislative trends. Specifically, growth in the generic pharmaceuticals market has been fueled by the following factors:

o ANDA approvals have increased significantly in the last five years. Since 1994, approximately 200 ANDAs per year have been approved. During this period, the median approval time for ANDAs has dropped from over 27 months to less than 19 months.

o Managed care organizations are increasingly encouraging the use of generic drugs as a means to control health care costs. As a result, the market share of generic drugs as a percent of total U.S. prescription units dispensed, has been increasing steadily since the passage of the Hatch-Waxman amendments. In 1999, about 47% of the prescriptions in the U.S. were filled with generics. This fill rate has increased significatly since 1990, when approximately 32% of the prescriptions in the U.S. were filled with generics.

o A significant number of blockbuster (over $100 million in sales) products will be coming off patent in the next few years. This represents tremendous opportunities for generic drug companies. The office of Generic Drugs estimates that by 2004, $30 billion of branded drugs will lose patent protection, and by 2010, $48 billion.

Generic Pharmaceutical Development Process

When developing generic pharmaceuticals, we are required to prove that the generic product candidate will exhibit IN VIVO release characteristics equivalent to those of the brand name pharmaceutical. For a controlled-release pharmaceutical, the drug delivery technology utilized to replicate the release rates of the brand name pharmaceutical must do so without infringing any valid, unexpired patents. The process by which generic products are developed for manufacture and sale in the U.S. may be categorized into three basic stages:

         o  formulation development;

         o  bioequivalence studies; and

         o  ANDA filing with the FDA.

During formulation development, we attempt to develop our own version of the brand name drug. In creating a formulation, we utilize or adapt our drug delivery technologies to the product candidate or develop a new drug delivery technology for that product candidate. Our formulation is then evaluated in laboratory dissolution studies to determine whether human bioequivalence studies should be conducted.

Once a suitable formulation has been developed, human bioequivalence studies are conducted, which compare our formulation to the brand name drug. Because bioequivalence studies can be relatively expensive to perform we often conduct a pilot bioequivalence study in which we manufacture a small batch of our product for testing in a limited number of human subjects (typically six to twelve). If the formulation yields a blood level profile comparable to the brand name drug, full-scale bioequivalence studies may be performed, which require the manufacture of at least 100,000 dosage units and usually involve twenty-four or more human subjects. These studies, which are typically used to determine the plasma concentrations of the drug in human subjects, are conducted under both fasted and fed conditions as well as under multiple dose administration. If successful, the studies demonstrate that the rate and extent of absorption of the generic version is equivalent to that of the brand name drug.

After our formulation has been shown to be bioequivalent to the brand name drug, as required by the Drug Price Competition and Patent Restoration Act of 1984, known as the Hatch-Waxman Amendments, an ANDA is prepared for submission to the FDA. This ANDA includes the results of the bioequivalence studies and other data such as laboratory specification for our formulation, stability data, analytical data, methods validation and manufacturing procedures and controls.

Specialty Generics Product Overview

Controlled-release Generic Pharmaceuticals

We apply our generic pharmaceuticals drug delivery technologies and formulation skills to develop bioequivalent versions of selected controlled-release brand name pharmaceuticals. We employ our proprietary processes and formulations to develop a product that will reproduce the brand products' physiological characteristics but not infringe upon the patents of the brand company or innovator. In applying our expertise to controlled-release products, we focus our efforts on generic versions of branded pharmaceuticals that have technically challenging drug delivery mechanisms. We have had two ANDA's approved by the FDA and currently have five ANDAs under review by the FDA. All of these filings were made under Paragraph IV of the Drug Price Competition and Patent Restoration Act of 1984, known as the Hatch-Waxman Amendments.

Once such an ANDA is accepted for filing by the FDA, we must send a Paragraph IV Certification to the patent holder. The patent holder may then initiate a legal challenge to our Paragraph IV Certification within 45 days of their receipt of the Paragraph IV Certification, which will automatically prevent the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, or when the infringement case is decided in our favor. Filings made under the Hatch-Waxman Amendments usually result in the initiation of litigation by the patent holder.

We have submitted ANDAs for generic versions of the following branded controlled-release products. We do not expect to market any of these products until the 30-month waiting period expires or the patent litigation filed with respect to these products is concluded in our favor and the FDA approves our
ANDA:

Prilosec In March 2000, the FDA accepted our ANDA submission for the bioequivalent version of Prilosec, which is used for the treatment of ulcers and gastroesophageal reflux disease and is currently being marketed by AstraZeneca PLC. Patent infringement litigation was commenced by AstraZeneca against us with respect to this product. As we were not the first to have our ANDA for this product accepted for filing, we cannot market our bioequivalent version of Prilosec until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived and the FDA approves our ANDA. Total U.S. brand sales for Prilosec were approximately $3.775 billion.

Wellbutrin SR         In June 2000, the FDA accepted our ANDA submission for
                      a bioequivalent version of Wellbutrin SR, which is used to treat depression and is currently being marketed by Glaxo
                      Smith Kline PLC. Glaxo commenced patent infringement litigation against us with respect to this product. As we were not the first to have our ANDA for this product accepted for filing, we cannot market our bioequivalent version of Wellbutrin SR until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived and the FDA approves our ANDA. Total U.S. brand sales for Wellbutrin SR were approximately $670 million.

Zyban In June 2000, the FDA accepted our ANDA submission for a bioequivalent version of Zyban, which is prescribed for the cessation of smoking and is currently being marketed by Glaxo Smith Kline PLC. Glaxo commenced patent infringement litigation against us with respect to this product. As we were not the first to have our ANDA for this product accepted for filing, we cannot market our bioequivalent version of Zyban until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived and the FDA approves our ANDA. Total U.S. brand sales for Zyban were approximately $105 million.

Claritin D-24         In September 2000, the FDA accepted our ANDA submission
                      for a bioequivalent version of Claritin D-24, which is a once-a-day antihistamine for the treatment of allergies and is currently being marketed by Schering-Plough
                      Corporation. Schering-Plough has commenced patent infringement litigation against us with respect to this product. As we were not the first to have our ANDA for this product accepted for filing, we cannot market our bioequivalent version of Claritin D-24 until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived and the FDA approves our ANDA. Total
                      U.S. sales of Claritin D-24 were approximately $390 million.

Claritin D-12         In December 2000, the FDA accepted our ANDA submission for the bioequivalent version of Claratin D-12, which is an antihistamine for the treatment of allergies and is currently being marketed by Schering-Plough Corporation.
                      Schering-Plough Corporation has commenced litigation against us with respect to this product. We believe that we were the first to have our ANDA accepted for filing and that our product should be entitled to the 180-day period for marketing exclusivity. Total U.S. sales of Claritin D-12 were approximately $320 million.

In addition to the products for which ANDAs have been submitted, we have approximately eight other controlled-release ANDA products in various stages of development. Total U.S. sales for the brand versions of these products were approximately $3.84 billion. We are continually evaluating other potential product candidates. In selecting our product candidates, we focus on pharmaceuticals which we anticipate will have high sales volume and for which marketing exclusivity or patent rights have expired or are near expiration and which are technically challenging.

Niche Generic Pharmaceuticals

We also develop generic niche pharmaceuticals that target branded products such as those that utilize difficult to obtain raw materials, require special handling or are technically challenging to develop.

As of December 31, 2000, we had three ANDAs pending at the FDA for our niche generic products addressing over $370 million in brand sales. We have approximately eleven additional niche products under development addressing $350 million in U.S. sales of branded products.

We have submitted ANDAs for generic versions of the following niche generic products:

Claritin Reditabs     In October 2000, the FDA accepted our ANDA submission for
                      a bioequivalent version of Claritin Reditabs, which is used for the relief of seasonal allergic rhinitis and is currently marketed by Schering-Plough Corporation.
                      Schering-Plough has commenced patent infringement litigation against us with respect to this Product. As we were not the first to have our ANDA for this product accepted for filing we cannot market our bioequivalent version of Claritin Reditabs until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived and the FDA approves our ANDA. Total U.S. brand sales for Claritin Reditabs were approximately $240 million.

Tricor In May 2000, the FDA accepted our ANDA submission for a bioequivalent version of Tricor, which is used for the treatment of very high serum triglyceride levels and is currently marketed by Abbott Laboratories. Abbott has commenced patent infringement litigation against us with respect to this product. As we were not the first to have our ANDA for this product accepted for filing we cannot market our bioequivalent version of Tricor until the 180-day marketing exclusivity period of the first ANDA filer expires or is waived and the FDA approves our ANDA. Total U.S. brand sales for Tricor were approximately $115 million.

The following table contains a list of the products the Company currently markets:

- ----------------------------------------------------------------------------------------------------------------------
IMPAX  PRODUCT                                    STRENGTH            ALTERNATIVE TO*            PRESCRIBED USE
======================================================================================================================
Chloroquine Phosphate Tablets                     250 mg        Aralen(R)                   Anti-malarial
- ----------------------------------------------------------------------------------------------------------------------
Lipram 4500 (Pancrelipase) Capsules               4500 units    Pancrease(R)                Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Lipram 10,000 (Pancrelipase) Capsules             10,000 units  Creon(R)10                  Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Lipram 20,000 (Pancrelipase) Capsules             20,000 units  Creon(R)20                  Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Lipram 10,000 (Pancrelipase) Capsules             10,000 units  Pancrease(R)MT 10           Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Lipram 16,000 (Pancrelipase) Capsules             16,000 units  Pancrease(R)MT 16           Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Lipram 20,000 (Pancrelipase) Capsules             20,000 units  Creon(R)20                  Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Lipram 12,000 (Pancrelipase) Capsules             12,000 units  Ultrase(R)MT16              Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Lipram 18,000 (Pancrelipase) Capsules             18,000 units  Ultrase(R) MT18             Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Lipram 20,000 (Pancrelipase) Capsules             20,000 units  Ultrase(R)MT20              Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Orphenadrine Citrate ER                           100 mg        Norflex(TM)                 Relief of musculoskeletal
                                                                                            condition
- ----------------------------------------------------------------------------------------------------------------------
Pancrelipase Tablets                              8000 units    Viokase(R)                  Pancreatic enzyme
                                                                                            replacement
- ----------------------------------------------------------------------------------------------------------------------
Sotalol  HCl  Tablets                             80 mg         Betapace(TM)                Treatment of ventricular
                                                                                            arrythmias
- ----------------------------------------------------------------------------------------------------------------------
Sotalol  HCl  Tablets                             120 mg        Betapace(TM)                Treatment of ventricular
                                                                                            arrythmias
- ----------------------------------------------------------------------------------------------------------------------
Sotalol  HCl  Tablets                             160 mg        Betapace(TM)                Treatment of ventricular
                                                                                            arrythmias
- ----------------------------------------------------------------------------------------------------------------------
Sotalol  HCl  Tablets                             240 mg        Betapace(TM)                Treatment of ventricular
                                                                                            arrythmias
- ----------------------------------------------------------------------------------------------------------------------

*The brand names listed are trademarks of the various companies represented.

Brand Name Controlled-release Pharmaceuticals

In the branded pharmaceuticals market, we are focusing our efforts on the development of products for the treatment of CNS disorders. According to IMS Health, CNS is the second largest therapeutic category worldwide and included 15.8% or $35.1 billion of the $221.6 billion global retail pharmacy drug sales in 2000. In North America, CNS drug sales represented the fastest growing therapeutic category in 2000, up 18% over 1999. Due to the industry wide pipeline of CNS drugs, we expect this growth to continue.

CNS includes ailments such as Alzheimer's disease, depression, epilepsy, multiple sclerosis, Parkinson's disease, attention deficit hyperactivity disorders, schizophrenia and migraines. In the U.S., 4,500 neurologists write approximately 75% of all prescriptions for CNS related disorders.

Our strategy to build this portfolio includes a combination of internal development, licensing and acquisition. We intend to utilize our formulation and development expertise as well as our drug delivery technologies in the formulation of off-patent drug substances as differentiated, modified or controlled-release pharmaceutical products that we will market as branded products. Larry Hsu, Ph.D., our President and Chief Operating Officer, Barry R. Edwards, our Co-Chief Executive Officer, and Nigel Fleming, Ph.D., a Director of our Company, have all had extensive experience in developing and/or marketing products for the treatment of CNS disorders.

These potential products may require us to file an Investigational Drug Application, or IND, with the FDA before commencing clinical trials that may be required and a New Drug Application, or NDA, in order to obtain FDA approval. We believe that the FDA approval process of our NDAs for these type of brand formulations will be simpler than that typically associated with most NDAs for new chemical entities because our development efforts involve chemical entities which have been previously approved by the FDA. We may also receive certain marketing exclusivity rights for a controlled-release product we develop in our new drug program.

We have three branded projects under development. These projects are for improved versions of branded pharmaceuticals whose U.S. sales were approximately $1.4 billion.

TECHNOLOGY

Our technology strategy is centered on our proprietary drug delivery technology and capabilities. We believe that patent and trade secret protection, particularly protection of our drug delivery and formulation technologies, is important to our business and that our future will depend in part on our ability to obtain future patents, maintain trade secret protection and operate without infringing the proprietary rights of others. We also rely on trade secrets and proprietary knowledge, which we generally seek to protect by confidentiality and non-disclosure agreements with employees, consultants, licensees and other pharmaceutical companies.

We have developed several proprietary controlled-release delivery technologies covering the formulation of dosage forms with extended-release and multiple modes of release rates. We have obtained one U.S. patent, have filed four additional U.S. patent applications and various foreign patent applications, relating to our drug delivery technologies, and have two additional applications in process. We are applying several other proprietary controlled-release technologies in our product development programs and continue to develop new technologies for which we may seek patent protection. Some of our proprietary technologies are described below.

Our drug delivery technologies utilize a variety of polymers and other materials to encapsulate or entrap the active drug compound and to release the drug at varying rates and/or at predetermined locations in the gastrointestinal tract. In developing an appropriate drug delivery technology for a particular drug candidate, we consider such factors as:

         o  desired release rates of the drug;

         o  pysico-chemical properties of the drug;

         o physiology of the gastrointestinal tract and the manner in which the drug will be absorbed during passage through the gastrointestinal tract;

         o  effect of food on the absorption rate and transit time of the drug;
            and

         o  in-vivo/in-vitro correlation.

Concentric Multiple-particulate Delivery System (CMDS) - Patent Granted

This system provides IMPAX with the ability to control the release rate of multiple active ingredients in a multi-particulate dosage form. This allows us to overcome one of the technical challenges in the development of multiple-particulate dosage forms with a variety of active ingredients which is to achieve acceptable uniformity and reproducibility of a product. Our CMDS Programmed-Release Technology ensures that each of the active ingredients is released at predetermined time intervals and desired levels on a consistent basis.

Timed Multiple-action Delivery System (TMDS) - Patent Filed

This IMPAX proprietary system provides the ability to control the release rate of multiple ingredients within a single tablet in a programmed manner. Many of today's controlled-release technologies are designed for the release of only one active ingredient with one rate of release. Such a release profile may not be adequate for drugs in certain therapeutic categories. Our TMDS Programmed-Release Technology allows for the release of more than one active ingredient in a single tablet formulation to be released in multiple profiles over time.

Dividable Multiple-action Delivery System (DMDS) - Patent Filed

Our proprietary DMDS system is an extension of our Multiple-Action Delivery Systems. It is designed to provide greater dosing flexibility which helps to improve patent efficacy and reduce side effects. Traditional controlled-release tablets often lose their "controlled" mechanism of delivery once broken. Our DMDS technology allows the patient to break the tablet in half and each respective portion of the tablet will achieve exactly the same release profile as the whole tablet. This allows the patient and physician to adjust the dosing regimen according to the clinical needs and without compromising efficacy.

Sustained Release Liquid Delivery System (SLDS) - Patent Application in Preparation

The technical barriers to formulating a liquid ingredient into a sustained release oral dosage form have precluded the development of controlled-release dosage forms for most liquid drugs. Our proprietary SLDS system uses a combination of special inert ingredients together with proprietary processes to convert a liquid active ingredient into a solid form with controlled-release properties. This then allows IMPAX to use liquid active ingredients in the formulation of solid oral dosage forms.

For situations that have unique requirements we have developed three other proprietary technologies that solve these challenges:

Particle Dispersion Systems (PDS) - Patent Filed

One of the challenges in the formulation of an insoluble drug is to achieve satisfactory bioavailability in humans. Our proprietary PDS system provides a drug delivery system for the oral administration of water insoluble active ingredients. By mixing very small particles of the active ingredient with a suitable inert substance in a dispersion, the active ingredient's post-ingestion bioavailability can be optimized.

Pharmaceutical Stabilization System (PSS) - Patent Filed

In the formulation of drugs that require an acidic environment to achieve optimal drug stability, an organic acid is typically used as a stabilizer. Our PSS system is designed to create an acidic micro-environment using several salts which retard the degradation, and therefore stabilize, of certain active ingredients.

Rapid Dissolving Delivery System (RDDS) - Patent Application in Preparation

With increasingly active lifestyles and an aging population, allowing patients to swallow a tablet without using water has gained popularity during the past decade. Our Rapid Dissolving Delivery System enables us to easily manufacture a rapid dissolving tablet and meet this growing patient need.

In addition to our above mentioned proprietary technologies, we have a broad base of dosage form capabilities, including:

         o  formulation expertise;
         o  multicoated pellets;
         o  coated active pellets;
         o  matrix pellets - coated and uncoated;
         o  matrix tablets - coated and uncoated;
         o  film coated tablets;
         o  multi-layer tablets; and
         o  tablets, capsules and oral granules.

SALES AND MARKETING

We continue to develop our sales and marketing capabilities to support our commercialization efforts. Two internal marketing divisions are primarily responsible for the sales and marketing of pharmaceutical products. We currently market generic products through our Global Pharmaceuticals division and intend to market branded products through the Impax Pharmaceuticals division.

The Global Pharmaceuticals division markets solid oral prescription pharmaceuticals primarily to the generic sector of the pharmaceutical market. Our existing customer base includes most of the largest pharmaceutical wholesalers, warehousing chain drug stores, mass merchandisers and the largest mail-order pharmacies. The sale of the generic line requires a small, targeted sales and marketing group.

Currently, we concentrate our sales and marketing efforts on the most prolific supply-chain partners because their national presence provides access to a greater number of customers and patients. These supply-chain partners traditionally support the sales process and help generate product demand.

With our customers reaching the overwhelming majority of the market for generic products, we believe we have a strong established distribution base into which we can sell our new products once FDA approvals are received.

In the future, the Impax Pharmaceuticals division will market our branded products. Although the sales and marketing group for the Impax Pharmaceuticals label will be larger than that of the generic marketing division, it will still remain relatively small and targeted. The branded sales strategy consists of detailing the high-volume prescribing physicians, first on a selective regional basis, and then expanding the sales force nationally as required. With a focus on CNS disorders, we anticipate that with a sales force of forty to fifty representatives we will be able to detail our branded drugs to the top 4,500 prescribing neurologists who write approximately 75% of the prescriptions written by neurologists in the CNS market, which is estimated at $15 billion.

COMPETITION

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than us. We are in competition with numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products and other manufacturers that may decide to undertake in-house development of these products. However, due to our focus on hard-to-replicate controlled-release compounds, competition is often limited to a few competitors who possess the appropriate drug delivery technology. This significantly improves our competitive position when compared with the more typical generic manufacturer.

The principal competitive factors in the generic pharmaceutical market include:

         o the ability to introduce generic versions of products promptly after a patent expires;

         o  price;

         o  quality of products;

         o customer service (including maintenance of inventories for timely delivery);

         o  breadth of product line; and

         o  the ability to identify and market niche products.

In the branded pharmaceutical market, we generally compete with large pharmaceutical companies, other drug delivery companies, as well as other specialty pharmaceutical companies that have a focus on CNS disorders.

MANUFACTURING

Our manufacturing strategy is to manufacture our products at our two Hayward facilities in California and then package, warehouse and distribute the products from the Philadelphia facility. This allows us to use the lower operating cost and larger Philadelphia facility as the center for that portion of the operations that are space intensive -- packaging and warehousing -- while focusing the higher operating cost Hayward facility on tablet and capsule manufacturing, which requires less space. In addition, this strategy allows our research and development activities to be situated in the same location as the manufacturing process that is directly impacted by the product's design. This will allow a more efficient transfer and scale up of products from research and development to manufacturing.

Currently, our Hayward facility that serves as our Research and Development center has a pilot plant that enables the development work and the manufacturing of Orphenadrine Citrate Extended Release Tablets and Sotalol HCl Tablets. During the next year, we are planning to scale up our manufacturing operations in Hayward so that we can begin full scale manufacturing in that facility during 2002. We have entered into a lease for an additional facility located in Hayward of 50,400 square feet in proximity to our current building in order to provide for the expansion of our operations in future years.

In August 2000, we ceased manufacturing operations at our Philadelphia facility and consolidated all manufacturing in the Hayward facility. The action was taken to utilize our resources in the most economical way and to resolve long-standing regulatory issues with the Philadelphia facility. Additionally, a review of all manufactured products was undertaken to rationalize the product line consistent with these changes. The Philadelphia facility will continue to be used as our center for sales, packaging, warehousing and distribution.

Currently, the Philadelphia facility packages and distributes the nine pancreatic enzyme products that comprise the Lipram family of products in addition to the products manufactured in Hayward. The Lipram family of products are manufactured by a third party with whom we distribute these products under an exclusive license/distribution agreement. A number of additional products that were previously manufactured in Philadelphia and were temporarily discontinued may be either manufactured in Hayward or outsourced.

RAW MATERIALS

The raw materials that are essential to our business are bulk pharmaceutical chemicals which are generally available and purchased from numerous sources. Because FDA requires specification of raw material suppliers in applications for approval of drug products, if raw materials from a specified supplier were to become unavailable, the required FDA approval of a new supplier could cause a significant delay in the manufacturing of the drug involved. Although we expect to specify more than one raw materials supplier with respect to each FDA application where that is possible, some materials are currently available from only one or a limited number of suppliers, as a result of which we would be subject to the special risks that are associated with limited sources of supply. We plan to purchase bulk pharmaceutical chemicals pursuant to multi-shipment contracts, typically of one year's duration, when we believe advance-ordered bulk purchases are advantageous to assure availability at a specified price. We believe that alternative sources could be found, or new sources would arise, should any of our sole or limited source raw materials become unavailable from current suppliers. Nevertheless, any curtailment of raw materials could be accompanied by production or other delays as well as increased raw materials costs, with consequent adverse effects on our business and results of operations. Furthermore, as any new source of raw materials, whether domestic or foreign, would require FDA approval, any delays in obtaining FDA approval could also have a material adverse effect on our business and operating results.

Following a general trend in the pharmaceutical industry, an increasing portion of our raw material supplies may come from foreign sources. Export and import policies of the United States and foreign countries therefore could also materially affect the availability and cost to us of certain raw materials at any time or from time to time.

QUALITY CONTROL

In connection with the manufacture of drugs, the FDA requires testing procedures to monitor the quality of the product as well as the consistency of its formulation. We maintain a well equipped quality control laboratory, that performs, among other things, analytical tests and measurements required to control and release raw materials, in-process materials and finished products.

Quality monitoring and testing programs and procedures have been established by us to assure that all critical activities associated with the production, control and distribution of our drug products will be carefully controlled and evaluated throughout the process. By following a series of systematically organized steps and procedures, we seek to assure that established quality standards will be achieved and built into the product.

Our policy is to continually seek to meet the highest quality standards, with the goal of thereby assuring the quality, purity, safety and efficacy of each of our drug products. We believe that adherence to high operational quality standards will also promote more efficient utilization of personnel, materials and production capacity.

GOVERNMENT REGULATION

Industry Regulation

All pharmaceutical manufacturers are extensively regulated by the federal government, including the FDA, the DEA ("Drug Enforcement Agency") and various State agencies. The Federal Food, Drug, and Cosmetic Act ("FDCA"), the Prescription Drug Marketing Act of 1987 ("PDMA"), the Controlled Substances Act, the Generic Drug Enforcement Act of 1992 and other federal statutes and regulations that govern or influence the manufacture, labeling, testing, storage, record keeping, approval, advertising and promotion of the Company's products. Noncompliance with applicable requirements can result in fines, recalls, seizure of products, suspension of production, refusal of the government to enter into supply contracts or to approve drug applications, civil and criminal fines or criminal prosecution.

FDA approval is required before any "new drug" may be distributed in interstate commerce. A drug that is the generic equivalent of a previously approved prescription drug (i.e., the "reference drug" or "listed drug") also requires FDA approval. Many over-the-counter drugs ("OTC") also require FDA pre-approval if the OTC drug is not covered by or does not conform with the conditions specified in an applicable OTC Drug Product Monograph and is considered a "new drug". All facilities engaged in the manufacture of drug products must be registered with FDA and are subject to FDA inspection to ensure that drug products are manufactured in accordance with cGMP. For facilities that produce products subject to NDA's, there are annual establishment fees of approximately $155,000 and a product listing fee of approximately $22,000 during fiscal year 2001.

Generally, two types of applications are used to obtain FDA approval of a "new drug". They are:

1. NEW DRUG APPLICATION ("NDA"). For drug products with active ingredients or indications not previously approved by FDA, a prospective manufacturer must submit a complete application which contains the results of clinical studies supporting the drug's safety and efficacy. These studies may take anywhere from two to five years or more. An NDA may also be submitted through Section 505(b)(2) for a drug with a previously approved active ingredient if the drug will be used to treat an indication for which the drug was not previously approved, if the method of delivery is changed, or if the abbreviated procedure discussed below is not available. Currently, FDA approval of an NDA, on average, is estimated to take approximately 12 to 15 months following submission to FDA. There are user fees of approximately $310,000 to file an NDA during fiscal year 2001.

2. ABBREVIATED NEW DRUG APPLICATION ("ANDA"). The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Drug Price Act") established an abbreviated new drug application procedure for obtaining FDA approval of certain generic drugs. An ANDA is similar to a NDA except that the FDA waives the requirement for conducting clinical studies to demonstrate the safety and effectiveness of the drug. Instead, for drugs that contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as drugs already approved for use in the United States, FDA ordinarily only requires bioavailability data demonstrating that the generic formulation is bioequivalent to the previously approved reference drug. "Bioavailability" indicates the rate of absorption and levels of concentration of a drug in the blood stream which are needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another and, when established, indicates that the rate of absorption and the levels of concentration of a generic drug in the body do not show a significant difference from those of the previously approved equivalent drug. According to information published by FDA, it currently takes approximately 12 to 18 months on average to obtain FDA approval of an ANDA following the date of its first submission to FDA. There are no user fees at present for ANDA's.

Patent certification requirements for generic controlled-release drugs could also result in significant delays in obtaining FDA approvals. First, where patents covering a listed drug are alleged to be invalid, unenforceable or not infringed, patent infringement litigation may be instituted by the holder or holders of the brand name drug patents. Second, the first company to file an ANDA for a given drug and which certifies that an unexpired patent covering the reference brand name drug is invalid, unenforceable, or will not be infringed by its product, can be awarded 180 days of market exclusivity during which the FDA may not approve any other ANDAs for that drug product.

While the Hatch-Waxman amendments codify the ANDA mechanism for generic drugs, it also fosters pharmaceutical innovation through incentives that include market exclusivity and patent term extension. First, the Hatch-Waxman amendments provide two distinct market exclusivity provisions that either preclude the submission or delay the approval of an abbreviated drug application for a drug product. A five-year marketing exclusivity period is provided for new chemical compounds, and a three-year marketing exclusivity period is provided for approved applications containing new clinical investigations essential to an approval, such as a new indications for use or new delivery technologies. The three-year marketing exclusivity period would be applicable to the development of a novel drug delivery system. In addition, companies can obtain six (6) additional months of exclusivity if they perform pediatric studies of a listed drug product. The marketing exclusivity provisions apply equally to patented and non-patented drug products.

Second, the Hatch-Waxman amendments provide for patent term extensions to compensate for patent protection lost due to time taken in conducting FDA required clinical studies or during FDA review of NDA's. Patent term extension may not exceed five additional years nor may the total period of patent protection following FDA marketing approval be extended beyond 14 years. In addition, by virtue of the Uruguay Round Agreements Act of 1994 that ratified the General Agreement on Tariffs and Trade ("GATT"), certain brand name drug patent terms have been extended to 20 years from the date of filing of the pertinent patent application (which can be longer than the former patent term of 17 years from date of issuance of a patent). This can further delay ANDA effective dates. Patent term extensions may delay the ability of Impax to use its proprietary technology, in the future, to market new extended release products, file section 505(b)(2) NDAs referencing approved products (see below), and file ANDAs based on listed drugs when those approved products or listed drugs have acquired patent term extensions.

With respect to any drug with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full NDA, including complete reports of pre-clinical, clinical and other studies to prove that product's safety and efficacy for its intended use or uses. An NDA may also need to be submitted for a drug with a previously approved active ingredient if, among other things, the drug will be used to treat an indication for which the drug was not previously approved, if the method of delivery is changed or if the abbreviated procedure discussed above is otherwise not available. A manufacturer intending to conduct clinical trials for a new drug compound as part of an NDA is required first to submit an investigational new drug application ("IND") to the FDA containing information relating to pre-clinical and planned clinical studies. The full NDA process is expensive and time consuming. Controlled or extended-release versions of approved immediate-release drugs will require the filing of an NDA. The FDA will not accept ANDAs when the delivery system or duration of drug availability differs significantly from the listed drug. However, the FDCA provides for NDA submissions that may rely in whole or in part on publicly available clinical data on safety and efficacy under section 505(b)(2) of the FDCA. IMPAX may be able to rely on the existing safety and efficacy data for a chemical entity in filing NDAs for extended-release products when such data exists for the approved immediate-release version of that chemical entity. However, there is no guarantee that the FDA will accept such applications under section 505(b)(2), or that such existing data will be available or useful. Utilizing the section 505(b)(2) NDA process is uncertain, because Impax has not had significant experience with it. Additionally, under the Prescription Drug User Fee Act of 1992, all NDAs require the payment of a substantial fee upon filing, and other fees must be paid annually after approval. These fees increase on an annual government fiscal year basis. No assurances exist that, if approval of an NDA is required, such approval can be obtained in a timely manner, if at all.

The Prescription Drug Marketing Act of 1987 ("PDMA"), which amends various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and record keeping. It also requires certain wholesale distributors, including Impax, to provide to each wholesale distributor a statement identifying each sale of the drug before the sale to such wholesale distributor, among other requirements. It also sets forth civil and criminal penalties for violations of these and other provisions. Various sections of the PDMA are still being implemented by the states. Nevertheless, failure to comply with the wholesale distribution provisions and other requirements of the PDMA could have a materially adverse effect on Impax.

Among the requirements for new drug approval is the requirement that the prospective manufacturer's facility, production methods and record keeping practices, among other factors, conform to cGMP. The cGMP must be followed at all times when the approved drug is manufactured. In complying with the standards set forth in the cGMP regulations, the manufacturer must expend time, money and effort in the areas of production and quality control to ensure full technical and regulatory compliance. Failure to comply can result in possible FDA actions such as the suspension of manufacturing or seizure of finished drug products. The Company also is governed by federal, state and local laws of general applicability, such as laws regulating working conditions.

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

The Company is also subject to the Maximum Allowable Cost Regulations ("MAC Regulations"), which limit reimbursements for certain multi-source prescription drugs under Medicare, Medicaid and other programs to the lowest price at which such drugs are generally available. In many instances, only generic prescription drugs fall within the MAC Regulations' limits. Generally, the methods of reimbursement and fixing of reimbursement levels are under active review by federal, state and local governmental entities as well as by private third-party reimbursers. At present, there are numerous criminal and civil investigations by the Justice Department and U.S. Attorneys Offices and State Attorneys General into pharmaceutical pricing and promotional practices. The Company cannot predict the results of those reviews and investigations or their impact on the business of the Company.

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

A Phase I environmental study was conducted with respect to the Company's Philadelphia plant and operations in 1993 and certain environmental compliance issues identified at that time, including findings of asbestos in certain areas of the plant and underground oil storage tanks, have been addressed. Phase I environmental study was also done in the Hayward (Huntwood) facility. Additionally the Company monitors regularly its compliance with any applicable Environmental Laws. There can be no assurance that future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

PATENT LITIGATION AND PROPRIETARY RIGHTS

There has been substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use and sale of new product that are the subject of conflicting patent rights. Most of the brand name controlled-release products of which we are developing generic versions are covered by one or more patents. Under the Hatch-Waxman amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder's receipt of such certification. If the patent holder files suit, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by us, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we are successful, could have a material adverse effect on our results of operations and financial position.

During the past year, we have made seven Paragraph IV filings and, as expected, in each case the patent holder has filed suit against us. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

Prilosec (Omeprazole) Litigation

In May 2000, AstraZeneca AB and four of its related companies filed suit against us in the United States District Court in Delaware, claiming our submission of an ANDA for Omeprazole Delayed Release Capsules, 10 mg and 20 mg, constitutes infringement of six U.S. patents relating to the AstraZeneca Prilosec product. The action seeks an order enjoining us from marketing Omeprazole delayed release capsules, 10 and 20 mg., until February 4, 2014, and awarding costs and attorney fees. There is no claim for damages. AstraZeneca has filed essentially the same lawsuit against seven other generic pharmaceutical companies (Andrx, Genpharm, Cheminor, Kremers, LEK, Eon, and Mylan). Due to the number of these cases, a multi-district litigation proceeding, In re Omeprazole, MDL-1291, has been established to co-ordinate pretrial proceedings. We have been added to the multi-district proceeding in September 2000.

Our suit is in the early stage. A scheduling order will be entered in the near future setting deadlines for discovery and pretrial matters in the multi-district litigation proceeding. Once discovery and pretrial matters are concluded, the case will be returned to the U.S. District Court in Delaware for trial. We recently notified AstraZeneca that we have amended our ANDA to provide for a 40 mg. strength capsule. In February 2001, AstraZeneca filed suit against us in the United States District Court in Delaware, alleging patent infringement related to our filing of an ANDA for a generic version of Prilosec (Omeprazole) 40 mg. delayed-release capsules.

We believe we have strong defenses to the claims made by AstraZeneca in the lawsuit based upon non-infringement and invalidity of the patents-in-suit.

Tricor (Fenofibrate) Litigation

In August 2000, Abbott Laboratories and Fournier Industrie et Sante and a related company filed suit against us in the United States District Court in Chicago, Illinois, claiming that our submission of an ANDA for Fenofibrate (Micronized) Capsules, 67 mg, constitutes infringement of a U.S. patent owned by Fournier and exclusively licensed to Abbott, relating to Abbott's Tricor product. In December 2000, Abbott and Fournier filed a second action against us in the same court making the same claims against our 200 mg. Fenofibrate (Micronized) capsules. Both actions seek an injunction preventing us from marketing our fenofibrate products until January 19, 2009, and an award of damages for any commercial manufacture, use of sale of our fenofibrate product, together with costs and attorney fees. Abbott and Fournier previously filed essentially the same lawsuit against Novopharm and Teva, also in the United States District Court in Chicago.

This suit is in the early stage. We responded to the complaint by asserting that the fenofibrate product does not infringe the patent-in-suit and by asserting that the patent-in-suit is invalid and not enforceable against us. We believe we have strong defenses based upon non-infringement, invalidity and unenforceability.

Wellbutrin Sr and Zyban (Bupropion) Litigation

In October 2000, Glaxo Wellcome plc filed a lawsuit against us in the United States District Court, Northern District of California, claiming that our submission of two ANDAs for Bupropion Hydrochloride constitutes infringement of several patents owned by Glaxo relating to Glaxo's Wellbutrin SR and Zyban products. The action seeks to enjoin us from receiving approval of our application prior to the expiration date of Glaxo Wellcome's patent, award the plaintiff preliminary and final injunctions enjoining us from continued infringement of its patent and award the plaintiff such other and further relief as the Court may deem proper. Glaxo Wellcome has already filed suit against Andrx and Watson (only with regard to Wellbutrin SR) for similar ANDA filings. Although we have only recently received details of this lawsuit, we believe that we have strong defenses to the claims made by Glaxo Wellcome in the lawsuit.

Claritin (Loratadine) Litigation

In January 2001, Schering Corporation sued us in the United States District Court for the District of New Jersey (Case No. 01-0009), alleging that our proposed loratadine and pseudoephedrine sulfate 24-hour extended release tablets, containing 10 mgs of loratadine and 240 mgs of pseudoephedrine sulfate, infringe U.S. Patent Nos. 4,659,716 (the "716 patent") and 5,314,697 (the "697 patent"). Schering has sought to enjoin us from obtaining FDA approval to market 24-hour extended release tablets until the `697 patent expires in 2012. Schering has also sought monetary damages should we use, sell or offer to sell our loratadine product prior to the expiration of the `697 patent.

We filed our Answer to the Complaint denying that we infringe any valid and/or enforceable claim of the `716 or `697 patent. Our position is based in part on statements made during the prosecution of the application leading to the `697 patent which should preclude Schering from succeeding on its claims that our 24-hour product infringes the `697 patent. As for the `716 patent claims, which relate to an active metabolite of loratadine produced in the body upon ingestion of loratadine, we do not believe such claims cover the generic loratadine products.

In January 2001, Schering sued us in the United States District Court for the District of New Jersey (Case No. 01-0279), alleging that our proposed orally-disintegrating loratadine tablets ("Reditabs") infringe claims of the `716 patent. Schering has sought to enjoin us from obtaining approval to market our generic Reditab product until the `716 patent expires in 2004. Schering has also sought monetary damages should we use, sell or offer to sell our loratadine product prior to the expiration of the `716 patent. We filed the Answer to the Complaint denying that we infringe any valid and/or enforceable claim of the `716 patent, as set forth above.

In February 2001, Schering sued us in the United States District Court for the District of New Jersey (Case No 01-0520), alleging that our proposed loratadine and pseudoephedrine sulfate 12-hour extended release tablets, containing 5 mgs of loratadine and 120 mgs of pseudoephedrine sulfate, infringes claims of the `716 patent. Schering has sought to enjoin us from obtaining approval to market our 12-hour extended release tablets until the `716 patent expires in 2004. Schering has also sought monetary damages should we use, sell or offer to sell our loratadine product prior to the expiration of the `716 patent. We filed the Answer to the Complaint denying that we infringe any valid and/or enforceable claim of the `716 patent, as set forth above.

Litigation Insurance

As part of our patent litigation strategy, we have obtained up to $7 million of patent infringement liability insurance from American International Specialty Line Company (AIG). This litigation insurance covers us primarily for our Paragraph IV Hatch-Waxman ANDA filings and is obtained on specific products ahead of the filing. At present, we believe we have sufficient coverage for all our legal defense costs.

Employees

As of March 12, 2001, the Company employed approximately 112 full-time persons. Of those employees, approximately 44 are in product development, 23 are in operations, 19 work in the quality area, 20 are in administration, and 6 work in sales and marketing. The Company may also employ part-time personnel from time to time to meet specific demands of its business should they arise. None of the Company's employees are subject to collective bargaining agreements with labor unions. The Company believes that its relations with its employees, in general, are satisfactory.

Executive Officers

The following table sets forth certain information with respect to executive officers and significant employees of the Company:

Charles Hsiao           57    Chairman, Co-Chief Executive Officer and Director
Barry R. Edwards        44    Co-Chief Executive Officer and Director
Larry Hsu               52    President, Chief Operating Officer and Director
Cornel C. Spiegler      56    Chief Financial Officer
May Chu                 51    Vice President, Quality Affairs
David S. Doll           42    Senior Vice President, Sales and Marketing
Mitchell Goldberg       49    Vice President, Sales
Joseph A. Storella      59    Vice President, Operations

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

         Barry R. Edwards has been Co-Chief Executive Officer since December 14, 1999, and a Director since January 1999. Previously, Mr. Edwards has served as President since August 1998 and Chief Executive Officer since January 1999. From 1996 to 1998, Mr. Edwards was Vice President, Marketing and Business Development for Teva Pharmaceuticals USA, a manufacturer of generic drugs. From 1991 to 1996, Mr. Edwards served as Executive Director of Gate Pharmaceuticals, a brand marketing division of Teva Pharmaceuticals USA. Prior to 1991, Mr. Edwards held a number of management functions in strategic planning, corporate development, business development and marketing at Teva Pharmaceuticals USA.

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

         David S. Doll has been Senior Vice President, Sales and Marketing since March 2001. From June 1993 until February 2001, Mr. Doll served in a number of management functions at Merck & Co., Inc. such as: Senior Director - Managed Care, General Manager - West Point Pharma and Director of Marketing - West Point Pharma. From December 1984 until June 1993, Mr. Doll held a number of sales and marketing management positions at Lemmon Company, a division of Teva Pharmaceutical. Mr. Doll has an MBA in Pharmaceutical Marketing from Saint Joseph's University.

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

Item 2. Description of Property

The Company has three facilities, as follows:

30831 HUNTWOOD AVENUE, HAYWARD, CA
- ----------------------------------

         This 30,000 square feet building is currently the primary Research and Development center for the Company as well as a manufacturing facility. IMPAX leases this facility pursuant to a five year lease expiring on June 30, 2002. Of the total 30,000 square feet approximately 4,500 square feet are used for the Research and Development Laboratory, and Pilot Plant, 4,500 square feet are used for the Analytical Laboratories, 2,500 square feet are used for the Administrative Functions, and 18,500 square feet are used for Warehousing.

3735 CASTOR AVENUE, PHILADELPHIA, PA
- ------------------------------------

         This 113,000 square feet facility is currently the primary commercial center for sales, packaging and distribution of the company products.

         The Company owns this facility, which consists of a three story brick interconnected building. The interior of the building has been renovated and modernized since 1993 and includes new dust collection and environmental control units for humidity and temperature control. The land and the building serve as partial collateral for two Pennsylvania Industrial Development Authority ("PIDA") loans. See Item 6, "Management Discussion and Analysis or Plan of Operation"

         The Company also owns a lot on Jasper Street of 1.04 acres of which
0.50 acres are paved for parking.

31153 SAN ANTONIO STREET, HAYWARD, CA
- -------------------------------------

         The Company currently leases this 50,400 square feet building pursuant to a five year lease expiring in December 2005, and renewable for two additional five year terms. It is currently under construction to include a 25,000 square feet Manufacturing, Development and Pilot Production Area, a 9,000 square feet Analytical Laboratory, a 7,400 square feet Office and Administration area and a 9,000 square feet Warehouse. This facility also includes 2 1/2 acres unimproved lot for future expansion.

         According to the terms of the lease agreement, the Company has the option to purchase this property for $4,900,000, if the option is exercised prior to January 5, 2001. On January 4, 2001, the Company exercised the option to purchase this property with closing taking place between September 1 and November 30, 2001.

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

Item 3. Legal Proceedings

See "Patent Litigation and Proprietary Rights" in Item 1. above.

Our operations in Philadelphia are subject to an order ("the Richlyn Order") issued on May 25, 1993, by the United States District Court for the Eastern District of Pennsylvania. The Richlyn Order, among other things, permanently enjoined Richlyn from introducing into commerce any drug manufactured, processed, packed or labeled at Richlyn's manufacturing facility unless Richlyn met certain stipulated conditions, including successful compliance with a validation and re-certification program as described below. Having acquired certain assets of Richlyn, we are obligated by the terms of the Richlyn Order.

The Company is not aware of any other material pending or threatened legal actions, private or governmental against the Company.

Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. We carry $10 million of product liability insurance for our own manufactured products. We believe that this insurance will be adequate for our foreseeable purposes and is comparable to product liability insurance carried by similar drug companies.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Special Meeting of Stockholders held on October 3, 2000, the following actions were approved, by the votes indicated:

1. The proposal to increase the Company's authorized Common Stock from 50,000,000 to 75,000,000 shares:

           28,668,492   For        260,585    Against      0    Abstaining
           ----------              -------                 -

2. The proposal to increase to aggregate number of shares of Common Stock that may be issued pursuant to the Company's 1999 Equity Incentive Plan from 2,400,000 to 5,000,000 shares:

           25,823,839  For         413,860    Against      3,825   Abstaining
           ----------              -------                 -----

                                     PART II
                                     -------

Item 5. Market for Common Equity and Related Stockholder Matters

Since September 2000, the Company's Common Stock is traded on the NASDAQ National Market under the symbol "IPXL". Between December 15, 1999, and September 2000, the Company was traded on the NASDAQ Small Cap Market also under the symbol "IPXL." Previously, the Company was traded under the symbol "GLPC". The following are the high and low per share sale prices of the Company's Common Stock on the NASDAQ Small Cap Market and NASDAQ National Market since December 31, 1998.

QUARTER ENDED                    HIGH                LOW
- -------------                    ----                ---

March 31, 1999                   $3 7/8              $1 15/16
June 30, 1999                    $4                  $2 11/16
September 30, 1999               $5 5/8              $3
December 31, 1999                $5                  $3
March 31, 2000                   $5 1/2              $3 1/2
June 30, 2000                    $6 5/8              $4
September 30, 2000               $8 3/8              $5 3/16
December 31, 2000                $8 9/16             $4 7/8

On March 12, 2001, the last reported sale price of the Common Stock on the NASDAQ Small Cap Market was $9 15/16 per share. As of March 14, 2001, there were approximately 105 holders of record of common stock and approximately 1,223 beneficial owners of common stock.

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

On November 28, 2000, the Company sold in a private placement 2,233,302 shares of its Common Stock to the following purchasers: S/G Medscience Fund L.P., Narragansett I, L.P. Narragansett Offshore Ltd., Ashford Capital Partners, L.P., Anvil Investment Associates, L.P., Fleming US Discovery Offshore Fund III, L.P., Fleming US Discovery Fund III, L.P., Robert Fleming Nominees Limited, and SDS Merchant Fund, L.P. The shares were sold for a total offering price of $13,399,812. The shares were placed by First Union Securities, Inc. who received total commissions of $625,000. The shares were sold without registration under the Securities Act of 1933, as amended (the "1933 Act"), in reliance upon the exemption provided by Section 4(2) of the 1933 Act, and Regulation D promulgated thereunder.

On November 28, 2000, the Company sold in a private placement 172,581 shares of its Common Stock to Charles Hsaio, Ph.D., a director and Co-Chief Executive Officer of the Company. The shares were sold for a total offering price of $1,100,204. The shares were sold without registration under the 1933 Act in reliance upon the exemption provided by Section 4(2) of the 1933 Act and Regulation D promulgated thereunder.

On November 28, 2000, the Company sold in a private placement 333,333 shares of its Common stock to CCM Investments Limited. The shares were sold for a total offering price of $2,000,000. The shares were sold without registration under the 1993 Act in reliance upon the exemption provided by Section 4 (2) of the 1933 Act and Regulation D promulgated thereunder.

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

The Company is a technology based specialty pharmaceutical company applying its formulation and development expertise as well as its drug delivery technology to the development of controlled-release and niche generics in addition to the development of branded products.

The Company is currently marketing sixteen generic products and has eight ANDA filings at the FDA that address more than $5.6 billion in U.S. branded product sales; seven of these filings were made under Paragraph IV of the Hatch-Waxman Amendments.

Results of Operations

The Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 until the fourth quarter of 1999, when the Company determined it had begun operations.

Revenues for the year ended December 31, 2000, were $10,170,000. The Company had an accumulated deficit of $45,191,000 at December 31, 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

The net loss for Impax for the year ended December 31, 2000, was $24,961,000, as compared to $8,949,000 for the year ended December 31, 1999. The increase in net loss was primarily due to increased research and development expenses, selling, general and administration expenses, which included amortization of intangibles and goodwill of $4,604,000 and the one-time restructuring charges and non-recurring items of $3,646,000. On a pro forma basis, if the acquisition took place on January 1, 1999, the Company's net loss would have been $15,224,000 for the year ended December 31, 1999.

The net sales for the year ended December 31, 2000, were $10,170,000 compared to $1,240,000 for the same period in 1999. On a pro forma basis, if the acquisition took place January 1, 1999, the Company's net sales for the year ended December 31, 1999, would have been $9,446,000.

In the fourth quarter of 2000, Impax modified its revenue recognition policy to conform with the guidance set forth under the SEC Staff Accounting Bulletin
(SAB) 101. The application of the SAB 101 guidance to the Company's previous revenue recognition policy requires Impax to defer revenue recognition from the sale of product until the shipment of product is received and accepted by the customer, rather than recognizing revenue only upon shipment. The change in accounting policy resulted in a cumulative effect adjustment at January 1, 2000, of $288,000 and also resulted in an increase in revenue and gross margin of $667,000 and $288,000, respectively, for the twelve months period ended December 31, 2000.

The cost of sales for the year ended December 31, 2000 was $9,716,000 compared to $925,000 for the year ended December 31, 1999. Included in the cost of sales are fixed, unabsorbed costs of the excess plant capacity in Philadelphia, primarily due to the transfer of the manufacturing operations from Philadelphia to Hayward and the rationalization of its product line.

The gross margin for the year ended December 31, 2000, was $454,000 compared to $315,000 for the year ended December 31, 1999.

The research and development expenses for the year ended December 31, 2000, were $11,096,000 as compared to $6,479,000 for the same period in 1999. The increase was primarily due to additional personnel, higher bio-study costs, and the associated testing expenses. In 1999, the Company wrote-off $1,379,000 of acquired in-process research and development in connection with the merger.

The selling, general and administrative expenses for the year ended December 31, 2000, were $11,110,000 as compared to $1,833,000 for the same period in 1999. The increase was primarily due to the amortization of intangibles and goodwill of $4,604,000, patent infringement insurance premiums and legal expenses related to the Paragraph IV litigations, higher professional fees and additional personnel.

Other net operating income for the year ended December 31, 2000 was $306,000 as compared to $43,000 for the same period in 1999. The increase was primarily due to additional license fees income received in 2000 and the sale of two non-ANDA product formulations.

The restructuring charges and non-recurring items for the year ended December 31, 2000, of $3,646,000 were one-time charges related to the ceasing of manufacturing operations in the Philadelphia facility and rationalizing of the product line and included the following write-offs: intangibles of $2,037,000, inventory of $957,000 and equipment impairment of $652,000.

Net interest income for the period ended December 31, 2000, was $419,000 as compared to $384,000 for the same period in 1999. The increase was primarily due to the interest income generated from the proceeds of private placements of equity during 2000.

Liquidity and Capital Resources

Prior to the merger, Impax Pharmaceuticals, Inc. financed its research and development expenses and operating activity through private placements of equity. The aggregate proceeds raised by Impax Pharmaceuticals, Inc. was approximately $25.5 million.

Pursuant to the terms of the Merger Agreement by and between Global and Impax Pharmaceuticals, Inc., dated December 14, 1999, the issued and outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock of Impax Pharmaceuticals, Inc. were converted into 9,739,610 shares of common stock, $0.01 par value, of the Company.

On March 2, 1999, Impax Pharmaceuticals, Inc. issued 3,400,000 shares of its Series D Preferred Stock at $5.00 per share for a total of $17,000,000. Pursuant to the terms of the Merger Agreement on December 14, 1999, each share of Series D Preferred Stock of Impax Pharmaceuticals, Inc. was converted into .05 shares of Series 1-B Convertible Preferred Stock of the Company.

Pursuant to the terms of the Merger Agreement, all of the shares of Global's Series C Preferred Stock were converted into common stock and each share of Series D Preferred Stock of Global, was converted into one share of Series 1-A Convertible Preferred Stock of the Company.

Since July 1998, the Company has a revolving credit facility with GE Capital, providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company pays a fee of
 .125% per annum on the unused available portion of the credit line. At December 31, 2000, the Company had outstanding borrowings of $2,425,000.

In March 2000, the Company issued 150,000 shares of Mandatorily Redeemable Convertible Series 2 Preferred Stock for aggregate proceeds at $15,000,000. The proceeds of this private placement were used towards funding research and development efforts, capital expenditures and general corporate needs.

In November and December 2000, the Company issued 2,739,216 shares of common stock for aggregate proceeds of $16,500,000 to accredited investors. The proceeds of this private placement will go towards funding research and development efforts, capital expenditures and general corporate needs.

The Company believes that it has adequate financing for its 2001 operational plan; however, it may seek additional funds for its future plans.

New Financial Accounting Standards

In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and certain Hedging-an amendment of FASB

Statement 133," which establishes a new model for the accounting and reporting of derivative and hedging transactions. SFAS No. 133 will be effective for the year beginning January 1, 2001. The adoption of SFAS No. 133 will not have an effect on the Company's results of operation, financial position or cash flow.

In the fourth quarter of 2000, the Company modified its revenue recognition policy to conform with the guidance set forth under the SEC Staff Accounting Bulletin (SAB) 101. The application of the SAB 101 guidance to the Company's previous revenue recognition policy requires the Company to defer revenue recognition from the sale of product until the shipment of product is received and accepted by the customer, rather than recognizing revenue only upon shipment. The change in accounting policy resulted in a cumulative effect adjustment at January 1, 2000, of $288,000 and also resulted in an increase in revenue and gross margin of $667,000 and $288,000, respectively, for the twelve months period ended December 31, 2000.

Risk Factors

You should carefully consider the risks described below. If any of the following risks actually occur, our company's business, financial condition or results of future operation could be materially adversely affected. This annual report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including risks faced in as described below and else which are in this annual report.

We have experienced and continue to experience operating losses, and the highly regulated nature of our business makes our future profitability uncertain.

We do not know whether or when our business will ever be profitable. We have generated minimal revenues to date and have experienced operating losses since our inception. As of December 31, 2000, our accumulated deficit was $45,191,000 and we had outstanding indebtedness in an aggregate principal amount of $3,914,000. To remain operational, we must:

         o  properly receive, warehouse and store raw materials and supplies;
         o maintain work in progress in compliance with regulatory requirements and properly store finished goods;
         o properly manufacture various formulations, dosages and configurations of a potentially broad product line;
         o meet strict security requirements for virtually every activity undertaken at the plant;
         o maintain appropriate laboratory, quality control and quality assurance practices and procedures; and
         o comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We currently have a limited number of commercialized products and these products generate limited revenues and are expected to have declining revenues over their product lives.

To date, we have commercialized four products. We commenced marketing all of these products, but currently are manufacturing and marketing only two. Our revenues from these products in the year ended December 31, 2000 were approximately $10.2 million. We do not anticipate further revenue growth from these products. Rather, we anticipate that revenues from these products will decline over time. As a result, we will not be successful if we are unable to introduce new products. We cannot assure you that our other products under development or products submitted to the FDA will be approved by the FDA or other regulatory authorities or that our development efforts will be successfully completed. Our future results of operations will depend significantly upon our ability to develop and market our existing and new pharmaceutical products.

Our products are subject to a costly and time-consuming regulatory approval process prior to commercialization.

Drug manufacturers are required to obtain FDA approval before marketing their new drug product candidates. The FDA approval requirements are costly and time consuming. We cannot assure you that our bioequivalence or clinical studies and other data will result in FDA approval to market our new drug products. We believe that the FDA's abbreviated new drug application procedures will apply to our bioequivalent versions of controlled-release drugs. We cannot assure you that any of our bioequivalent versions of controlled-release drugs will be suitable for, or approved as part of, abbreviated applications. Moreover, once a drug is approved (under either procedure) we cannot assure you that we will not have to withdraw such product from the market if it is not manufactured in accordance with FDA standards or our own internal standards.

Some abbreviated application procedures for bioequivalent controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval requirements for particular bioequivalent drugs. We cannot predict at this time whether the FDA will make any changes to its abbreviated application requirements as a result of these petitions or the effect that any changes may have on us. Any changes in FDA regulations or policies may make abbreviated application approvals more difficult and thus may materially harm our business and financial results.

In order to market a new drug that does not qualify for the FDA's abbreviated application procedures, we must conduct extensive clinical trials to demonstrate product safety and efficacy and submit an NDA. The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. We have never submitted an NDA. We cannot assure you that our studies and filings will result in FDA approval to market our new drug products or the timing of any approval.

Patent certification requirements for bioequivalent controlled-release drugs and for some new drugs could also result in significant delays in obtaining FDA approval if patent infringement litigation is initiated by the holder or holders of the brand name patents. Delays in obtaining FDA approval of abbreviated applications and some new drug applications can also result from a marketing exclusivity period and/or an extension of patent terms.

We are subject to substantial patent litigation that could delay or prevent our commercialization of new products.

We have and continue to face substantial patent infringement litigation with respect to the manufacture, use and sale of our products. To date, actions have been filed against us in connection with all seven of the ANDAs we have filed containing certifications relating to infringement, validity or enforceability of patents. In these applications, we have certified that we believe an unexpired patent which is listed with the FDA and covers the brand name product will not be infringed and/or is invalid or unenforceable. Patent litigation is both costly and time consuming. If we are unable to prevail in these litigations or obtain any required licenses, we may be prevented from commercializing our products.

We anticipate that additional actions may be filed as we file additional ANDAs. Patent litigation may also be brought against us in connection with certain NDA products that we may pursue. The outcome of patent litigation is difficult to predict. Prior to filing an ANDA or NDA, we evaluate the probability of patent infringement litigation on a case-by-case basis and establish a reserve for the estimated patent infringement litigation costs. Our business and financial results could be materially harmed by the delays in marketing our products as a result of litigation, an unfavorable outcome in any litigation or the expense of litigation whether or not it is successful.

We face intense competition in the pharmaceutical industry from both brand name and bioequivalent manufacturers, wholesalers and distributors that could severely limit our growth.

The pharmaceutical industry is highly competitive and many of our competitors have longer operating histories and greater financial, research and development, marketing and other resources than us. We are subject to competition from numerous other entities that currently operate or intend to operate in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products and other manufacturers that may decide to undertake in-house development of these products. Our bioequivalent products may be subject to competition from competing bioequivalent products marketed by the patent holder. We cannot assure you that we will be able to continue to compete successfully with these companies.

We face risks related to goodwill and intangibles.

During fiscal 2000, we wrote-off $2.0 million of intangibles recorded in connection with product rights and licenses. At December 31, 2000, after recording this writedown, our goodwill and intangibles were approximately $32.6 million, or approximately 48% of total assets. There can be no assurance that we will ever realize the value of our goodwill and intangibles. The goodwill is being amortized on a straight-line basis over 10 years. The intangibles are being amortized on a straight-line basis over three to eight years. We will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all or a portion of the carrying amount of goodwill and intangibles may no longer be recoverable, in which case a charge to earnings would become necessary. Although at December 31, 2000, we do not consider the net unamortized balance of goodwill and intangibles to be impaired under generally accepted accounting principles, any such future determination requiring the write-off of a significant portion of unamortized goodwill and intangibles could have a material adverse effect on our financial condition or results of operations.

Our limited capital may make it difficult for us to repay our outstanding indebtedness or require us to modify our business operations and plans by spending less money on research and development programs, developing fewer products and filing fewer drug applications with the fda.

We may not be able to maintain adequate capital at any given time or from time to time in the future. As of December 31, 2000, we had outstanding approximately $3,914,000 of indebtedness, bearing interest at rates ranging from 2% to 10.5% annually. Of this indebtedness, $2,425,000 is owed to General Electric Credit Corporation under our revolving credit facility. The facility expires in July 2001. Additionally, as of December 31, 2000, we had a stockholders' accumulated deficit of approximately $45,191,000.

As of December 31, 2000, we had approximately $19 million of unrestricted funds. We estimate that these funds will be sufficient for at least the next twelve months of operations at our planned expenditure levels. The exact amount and timing of future capital requirements will depend upon many factors, including continued progress with our research and development programs, expansion of such programs, the approval and launch of new products, as well as the amount of revenues generated by our existing products. We may not be successful in obtaining additional capital in amounts sufficient to fund our operations. Additional financing also may not be available to us on terms favorable to us or our stockholders, or at all. In the event that adequate funds are not available, our business operations and plans may need to be modified. This could result in less money being spent on research and development programs, fewer products being developed and at a slower pace, and fewer drug applications being filed with the FDA.

Proposed FDA regulations and recent FDA guidelines may result in our bioequivalent products not being able to fully utilize the 180-day marketing exclusivity period.

In August 1999, the FDA proposed to amend its regulations relating to 180-day marketing exclusivity for which certain bioequivalent drugs may qualify. We cannot predict whether or what changes the FDA may make to its regulations. In March 2000, the FDA issued new guidelines regarding the timing of approval of ANDAs following a court decision in patent infringement actions and the start of the 180-day marketing exclusivity period provided for in the Hatch-Waxman amendments applicable to generic pharmaceuticals. These guidelines could result in us not being able to utilize all or any portion of the 180-day marketing exclusivity period on ANDA products we were first to file on, depending on the timing of court decisions in patent litigation. We are unable to predict what impact, if any, the FDA's new guidelines may have on our business or financial condition. These guidelines are discussed in further detail under the heading "Business --Regulation -- ANDA."

We face uncertainties related to clinical trials which could result in delays in product development and commercialization.

Prior to seeking FDA approval for the commercial sale of brand name controlled-release formulations under development, we must demonstrate through clinical trials that these products are safe and effective for use. We have limited experience in conducting and supervising clinical trials. There are a number of difficulties associated with clinical trials. The results of these clinical trials may not be indicative of results that would be obtained from large-scale testing. Clinical trials are often conducted with patients having advanced stages of disease and, as a result, during the course of treatment these patients can die or suffer adverse medical effects for reasons that may not be related to the pharmaceutical agents being tested, but which nevertheless, affect the clinical trial results. Moreover, we cannot assure you that our clinical trials will demonstrate sufficient safety and efficacy to obtain FDA approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in pre-clinical studies. These failures have often resulted in decreases in stock prices. If any of our products under development are not shown to be safe and effect in clinical trials, our business and financial results could be materially harmed by any resulting delays in developing other compounds and conducting related clinical trials.

Our stockholders may sustain dilution in ownership or be adversely affected by strategic alliance or licensing arrangements we make with other companies.

We may need to raise additional capital in the future to fund our planned expansion. To the extent we raise additional capital by issuing equity securities, ownership dilution to our stockholders will result. To the extent we raise additional funds through strategic alliances and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that are not favorable to us, either of which could reduce our value.

The time necessary to develop generic drugs may adversely affect when and the rate at which we receive a return on our capital.

We begin our development activities for a new generic drug product several years in advance of the patent expiration date of the brand name drug equivalent. The development process, including drug formulation, testing and FDA approval generally takes three or more years. This process requires that we expend considerable capital to activities that do not yield an immediate or near-term return. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market for the product. Our return on investment to develop the product will then be adversely affected.

OPERATING OUR BUSINESS SUCCESSFULLY ALSO WILL DEPEND, IN PART, ON A VARIETY OF FACTORS OUTSIDE OF OUR CONTROL, INCLUDING:

         o  changes in raw material supplies and suppliers;
         o  changes in governmental programs and requirements;
         o  changes in physician or consumer preferences; and
         o  changes in FDA and similar regulatory requirements.

Our revenues and operating results have fluctuated and could fluctuate significantly in the future, which may have a material adverse effect on our results of operations and stock price.

Our revenues and operating results may vary significantly from fiscal quarter to fiscal quarter as well as in comparison to the corresponding fiscal quarter of the preceding year. Variations of those types may result from, among other factors:

         o  the timing of FDA approvals we receive;
         o the timing of process validation for particular generic drug products;
         o the timing of any significant initial shipments of newly approved drugs; and
         o competition from other generic drug manufacturers that receive FDA approvals for competing products.

Our results of operations will also depend on our ability to maintain selling prices and gross profit margins. As competition from other manufacturers intensifies, selling prices and gross profit margins typically decline, which has been our experience with our existing products. The timing of our future operating results may also be affected by a variety of additional factors, including the results of future patent challenges and the market acceptance of our new products.

Restrictive FDA regulations govern the manufacturing and distribution of our products.

The FDA also regulates the development, manufacture, distribution, labeling and promotion of prescription drugs, requires that certain records be kept and reports be made, mandates registration of drug manufacturers and listing of their products and has the authority to inspect manufacturing facilities for compliance with current Good Manufacturing Practices, or cGMP, standards. Our business and financial results could be materially harmed by any failure to comply with licensing and other requirements.

Other requirements exist for controlled drugs, such as narcotics, which are regulated by the U.S. Drug Enforcement Administration, or DEA. Further, the FDA has the authority to withdraw approvals of previously approved drugs for cause, to request recalls of products, to bar companies and individuals from future drug application submissions and, through action in court, to seize products, institute criminal prosecution or close manufacturing plants in response to violations. The DEA has similar authority and may also pursue monetary penalties. Our business and financial results could be materially harmed by these requirements or FDA or DEA actions.

The FDA may not approve our future products, in which case our ability to generate product revenues will be adversely affected.

The testing, manufacturing and marketing of our products generally are subject to extensive regulation and approvals by numerous government authorities in the United States and other countries. We may not receive FDA approvals for additional products on a timely basis, or at all. Any delay in our obtaining or any failure to obtain these approvals would adversely affect our ability to generate product revenue. Also, the process of seeking FDA approvals can be costly, time consuming, and subject to unanticipated and significant delays.

We will need an effective sales organization to market and sell our future brand products and our failure to have an effective sales organization may harm our business.

Currently we do not have an active sales division to market and sell our brand products that we may develop or acquire. We cannot assure you that prior to the time these products are available for commercial launch we will be able to recruit qualified individuals for our Impax Pharmaceuticals division. Our inability to enter into satisfactory sales and marketing arrangements in the future may materially harm our business and financial results. We may have to rely on collaborative partners to market our products. These partners may not have the same interests as us in marketing the products and we may lose control over the sales of these products.

Decreases in healthcare reimbursements could limit our ability to sell our products or decrease our revenues.

Our ability to maintain our revenues in our distribution business or to commercialize our product candidates depends in part on the extent to which reimbursement for the cost of pharmaceuticals will be available from government health administration agencies, private health insurers and other organizations. In addition, third party payors are attempting to control costs by limiting the level of reimbursement for medical products, including pharmaceuticals, which may adversely affect the pricing of our product candidates. Moreover, healthcare reform has been, and may continue to be, an area of national and state focus, which could result in the adoption of measures that could adversely affect the pricing of pharmaceuticals or the amount of reimbursement available from third party payors. We cannot assure you that healthcare providers, patients or third party payors will accept and pay for our pharmaceuticals. In addition, there is no guarantee that healthcare reimbursement laws or policies will not materially harm our ability to sell our products profitably or prevent us from realizing an appropriate return on our investment in product development.

We are subject to an outstanding court order governing manufacture of our products that may adversely affect our product introduction plans and results of operations.

On May 25, 1993, the United States District Court for the Eastern District of Pennsylvania issued an order against Richlyn Laboratories, Inc. that, among other things, permanently enjoined Richlyn from selling any drug manufactured, processed, packed or labeled at its Philadelphia facility unless it met certain stipulated conditions. When we acquired the facilities and drug applications of Richlyn, we became subject to the conditions in that court order. The order requires, in part, that the FDA find that products manufactured, processed and packed at the former Richlyn facility conform with FDA regulations concerning cGMP before the products can be marketed.

Although we were informed in January 1998 that product by product inspection and prior authorization was no longer required in order for us to manufacture and sell products, we cannot give any assurance that the FDA will not reverse or reconsider its position and again require product by product inspection and prior authorization. Requiring such inspection and authorization would subject us to a higher level of scrutiny then is standard for the generic pharmaceutical manufacturing industry. Any reversal or reconsideration by the FDA will delay product introduction plans.

We depend on our patents and trade secrets and our future success is dependent on our ability to protect these secrets and not infringe on the rights of others.

We believe that patent and trade secret protection is important to our business and that our future success will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the rights of others. We have been issued one U.S. patent and have filed additional U.S. and various foreign patent applications relating to our drug delivery technologies. We expect to apply for additional U.S. and foreign patents in the future. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. We cannot assure you that:

         o our patents or any future patents will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents;
         o  any of our future processes or products will be patentable;
         o any pending or additional patents will be issued in any or all appropriate jurisdictions;
         o our processes or products will not infringe upon the patents of third parties; or
         o we will have the resources to defend against charges of patent infringement by third parties or to protect our own patent rights against infringement by third parties.

We also rely on trade secrets and proprietary knowledge, which we generally seek to protect by confidentiality and non-disclosure agreements with employees, consultants, licensees and pharmaceutical companies. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known by competitors.

Our business and financial results could be materially harmed if we fail to avoid infringement of the patent or proprietary rights of others or to protect our patent rights.

We have exposure to patent infringement litigation as a result of our product development efforts, which could adversely affect our product introduction efforts and be costly.

The patent position of pharmaceutical firms involves many complex legal and technical issues and has recently been the subject of much litigation. There is no clear policy establishing the breadth of claims allowed or the degree of protection afforded under these patents. During the past several years, there is an increasing tendency for the innovator of the original patented product to bring patent litigation against a generic drug company. This litigation is often initiated as an attempt to delay the entry of the generic drug product and reduce its market penetration.

As of December 31, 2001, we have purchased $7 million of patent infringement liability insurance coverage under the Hatch-Waxman Act provisions relating to Paragraph IV Certification. There can be no assurance that the insurance coverage will be sufficient to cover any liability resulting from alleged or proven patent infringement.

We may be subject to product liability litigation and any claims brought against us could have a material adverse effect upon us.

The design, development and manufacture of our products involve an inherent risk of product liability claims and associated adverse publicity. Insurance coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all. Any claims brought against us, whether fully covered by insurance or not, could have a material adverse effect upon us.

Our compliance with environmental laws may necessitate uncertain expenditures in the future, the capital for which may not be available to us.

We cannot accurately predict the outcome or timing of future expenditures that we may be required to pay in order to comply with comprehensive federal, state and local environmental laws and regulations. We must comply with environmental laws that govern, among other things, all emissions, waste water discharge and solid and hazardous waste disposal, and the remediation of contamination associated with generation, handling and disposal activities. We are subject periodically to environmental compliance reviews by various regulatory offices. Environmental laws have changed in recent years and we may become subject to stricter environmental standards in the future and face larger capital expenditures in order to comply with environmental laws. Our limited capital makes it uncertain whether we will be able to pay for these larger than expected capital expenditures. Also, future developments, administrative actions or liabilities relating to environmental matters may have a material adverse effect on our financial condition or results of operations.

Generic drug makers are most profitable when they are the first producer of a generic drug, and we do not know if we will be the first maker of any generic drug product.

The first generic drug manufacturers receiving FDA approval for generic equivalents of related brand name products have historically captured significant market share enabling it to extract greater profits from the branded product than later arriving manufacturers. The development of a new generic drug product, including its formulation, testing and FDA approval, generally takes approximately three or more years. Consequently, we may select drugs for development several years in advance of their anticipated entry to market, and cannot know what the market or level of competition will be for that particular product when we begin selling the product. Our profitability, if any, will depend, in part on:

         o  our ability to develop and rapidly introduce new products;
         o  the timing of FDA approvals of our products; and
         o  the number and timing of FDA approvals for competing products.

In addition, by introducing generic versions of their own branded products prior to the expiration of the patents for those drugs, brand name drug companies have attempted to prevent generic drug manufacturers from producing certain products. Brand name companies have also attempted to prevent competing generic drug products from being treated as equivalent to their brand name products. We expect efforts of this type to continue.

We are dependent on a small number of suppliers for our raw materials, and any delay or unavailability of raw materials can materially adversely affect our ability to produce products.

The FDA requires specification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier, FDA approval of a new supplier could delay the manufacture of the drug involved. In addition, some materials used in our products are currently available from only one or a limited number of suppliers. Further, a significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

         o greater possibility for disruption due to transportation or communication problems;
         o  the relative instability of foreign governments and economies;
         o interim price volatility based on labor unrest or materials or equipment shortages; and
         o uncertainty regarding recourse to a dependable legal system for the enforcement of contracts and other rights.

The delay or unavailability of raw materials can materially adversely affect our ability to produce products. This can materially adversely affect our business and operations.

Certain holders of our equity have anti-dilution rights that may result in further dilution to you.

At December 31, 2000, there were a total of 163,030 shares outstanding of our Series 1 Preferred Stock and 120,000 shares of our Series 2 Preferred Stock. At December 31, 2000, these shares were convertible, at any time at the option of their holders, into an aggregate of 12,440,871 shares of our common stock. The shares of preferred stock also have anti-dilution protections if we were to issue stock for a price below stated levels ($2.00 per share for the Series 1-A Preferred Stock, $1.4989 per share for the Series 1-B Preferred Stock, and $5.00 per share for the Series 2 Preferred Stock, as adjusted), which could make them convertible into additional shares of common stock.

We have and may in the future issue additional preferred stock that could adversely affect the rights of holders of our common stock.

Our Board of Directors has the authority to issue up to 2,000,000 shares of our preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders (except that the rights, preferences and privileges may not be more favorable to the stockholder than the Series 1 Preferred Stock and Series 2 Preferred Stock, without the approval of holders of the Series 1 Preferred Stock and Series 2 Preferred Stock). Preferred stockholders could adversely affect the rights of holders of common stock by:

         o exercising voting, redemption and conversion rights to the detriment of the holders of common stock;
         o receiving preferences over the holders of common stock regarding assets or surplus funds in the event of our dissolution or liquidation;
         o delaying, deferring or preventing a change in control of our company;
         o discouraging bids for our common stock at a premium over the market price of the common stock; and
         o  otherwise adversely affecting the market price of the common stock.

Control of our company is concentrated among a limited number of stockholders, who can exercise significant influence over all matters requiring stockholder approval.

As of December 31, 2000, our present directors, executive officers and their respective affiliates and related entities beneficially owned approximately 53% of our common stock and common stock equivalents. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also potentially delay or prevent a change in control of our company. In addition, holders of approximately 64% of our outstanding voting stock have entered into an agreement committing them to vote their shares of stock until December 14, 2002 for the election as directors of the individuals designated each year by the former boards of Global and Impax Pharmaceuticals, Inc. prior to our merger.

We depend on key officers and qualified scientific and technical employees and our limited resources may make it more difficult to attract and retain these personnel.

As a small company with, as of March 12, 2001, only approximately 112 employees, the success of our present and future operations will depend to a great extent on the collective experience, abilities and continued service of certain of our executive officers. If we lose the services of any of these executive officers, it could have a material adverse effect on us. Because of the specialized scientific nature of our business, we are also highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel would be significantly detrimental to our product development programs. Our small size and limited resources may make it more difficult for us to attract and retain our executive officers and qualified scientific and technical personnel.

We have limited manufacturing capacity and need to acquire or build additional capacity for products in our pipeline. Our manufacturing facilities must comply with stringent fda and other regulatory requirements.

We currently have three facilities: the Hayward (Huntwood Avenue), California, 30,000 square feet facility which serves as our headquarters and the primary development center; the Hayward (San Antonio), California, 50,400 square feet facility which is currently under construction to serve as the primary manufacturing center and the Philadelphia, Pennsylvania, 113,000 square feet facility which serves as the primary commercial center for sales, packaging and distribution.

In addition to obtaining the appropriate licenses and permits to build the new facilities currently under construction, the new manufacturing facilities, once completed, will need to be in compliance with cGMP and inspected. We cannot assure you that such permits, licenses and approvals will be obtained or, if obtained, obtained in time to manufacture additional products as they are approved. Our facilities will be subject to periodic inspections by the FDA and we cannot assure you that the facilities will continue to be in compliance with cGMP or other regulatory requirements. Failure to comply with such requirements could result in significant delays in the development, approval and distribution of our planned products, and may require us to incur significant additional expense to comply with cGMP or other regulatory requirements. We cannot assure you that we will be able to manufacture our products successfully on a commercial scale. Further, we will depend on other companies to manufacture certain of the product candidates under development.

The DEA also periodically inspects facilities for compliance with security, recordkeeping, and other requirements that govern controlled substances. We cannot assure you that we will be in compliance with DEA requirements in the future.

If we are unable to manage our rapid growth, our business will suffer.

We have experienced rapid growth of our operations. This growth has required us to expand, upgrade and improve our administrative, operational and management systems, controls and resources. We anticipate additional growth in connection with the expansion of our manufacturing operations, development of our brand products, our marketing and sales efforts for the products we develop, the development and manufacturing efforts for our products and Internet operations. If we fail to manage growth effectively or to develop a successful marketing approach, our business and financial results will be materially harmed.

The anti-takeover provisions of our charter documents and delaware law could affect shareholders.

Certain provisions of our amended and restated articles of incorporation and bylaws may have anti-takeover effects and may delay, defer or prevent a takeover attempt of the Company. The Company is subject to the anti-takeover provisions of the Delaware General Business Corporation Law.

We do not plan to declare dividends.

We have not paid any cash dividends on our common stock and we do not plan to pay any cash dividends in the foreseeable future. We plan to retain any earnings for the operation and expansion of our business.

Item 7. Financial statements and supplementary data

The financial statements and supplementary data required by this Item begin on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and disagreements with accountants on accounting and financial disclosures

None

                                    PART III
                                    --------

Item 9. Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act.

The information contained under the heading "Proposal No. 1 - Election of Directors" in the Company's definitive Proxy Statement (the "Proxy Statement") relating to the Company's Annual Meeting of Stockholders scheduled to be held on or about May 8, 2001, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission is incorporated herein by reference. For information concerning the executive officers and other significant employees of the Company, see "Business - Executives Officers" in
Item 1 above of this Annual Report.

Item 10. Executive compensation

The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 8, 2001, and is incorporated herein by reference.

Item 11. Security ownership of certain beneficial owners and management

The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 8, 2001, and is incorporated herein by reference.

Item 12. Certain relationships and related transactions

The response to this item will be included in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders scheduled to be held on May 8, 2001, and is incorporated herein by reference.

Item 13. Exhibits and reports on form 8-k

a)       Exhibits

         Exhibit
         Number                Description of Document
         ------                -----------------------

         3.1      Restated Certificate of Incorporation of the Company. (1)

         3.6      By-laws of the Company. (1)

         3.12 Certificate of Amendment of Restated Certificate of Incorporation of Global Pharmaceutical Corporation, dated May 14, 1999. (5)

         3.13 Certificate of Amendment of Restated Certificate of Incorporation of Global Pharmaceutical Corporation, dated December 14, 1999. (5)

         3.14 Certificate of Merger of Impax Pharmaceuticals, Inc. and Global Pharmaceutical Corporation. (5)

         3.15 Certificate of Designations of Series 1-A Convertible Preferred Stock and Series 1-B Convertible Preferred Stock.
                  (5)

         3.16 Certificate of Designations of Series 2 Convertible Preferred Stock. (5)

         10.6     The Company's 1995 Stock Incentive Plan. (1) (4)

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

         10.25 Assignment of Installment Sale Agreement by and among PIDC Financing Corporation, PIDA and GPC Florida, dated April 18, 1994. (1)

         10.26 Installment Sale Agreement by and between PIDC Financing Corporation and GPC Florida dated April 18, 1994. (1)

         10.27 PIDC Financing Corporation Note to the PIDA, dated April 18, 1994. (1)

         10.29 Consent, Subordination and Assumption Agreement by and among GPC Florida, PIDC Financing Corporation and PIDA, dated April 18, 1994. (1)

         10.40 Technical Collaboration Agreement by and between the Company and Genpharm Inc. dated January 8, 1997. (2)

         10.43 Development, License and Supply Agreement with Eurand America, Inc. dated August 20, 1997. (3)

         10.44 License and Supply Agreement with Eurand America, Inc. dated August 20, 1997. (3)

         10.46 Loan and Security Agreement dated as of July 23, 1998 between General Electric Capital Corporation as Lender and Global Pharmaceutical Corporation as Borrower. (8)

         10.47 The Lease between YHS (USA) Inc. and Impax Pharmaceuticals, Inc. regarding the 30831 Huntwood Avenue, Hayward, California facility dated May 5, 1997. (5)

         10.48 Employment Agreement of Charles Hsiao, Ph.D., dated as of December 14, 1999. (4) (6)

         10.49 Employment Agreement of Barry R. Edwards, dated as of December 14, 1999. (4) (6)

         10.50 Employment Agreement of Larry Hsu, Ph.D., dated as of December 14, 1999. (4) (6)

         10.51    1999 Equity Incentive Plan of Impax Pharmaceuticals, Inc. (4)
                  (6) (7)

         10.52 The Lease between WEBCOR Construction, Inc. and Impax Laboratories, Inc. regarding the 31153 San Antonio Street, Hayward, California facility dated December 18, 2000.

         23.1     Consent of PricewaterhouseCoopers LLP.

         27       Financial Data Schedule.

         99.1 Court Order issued May 25, 1993, by the United States District Court for the Eastern District of Pennsylvania against Richlyn Laboratories, Inc. (1)

- --------------------------------------------------------------------------------

         (1) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from , the Registrant's Registration Statement on Form SB-2 (File No. 33-99310-NY)

         (2) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from , the Registrant's Yearly Report on Form 10-KSB for the year ended December 31, 1996.

         (3) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.

         (4) Indicates management contract or compensatory plan or arrangement.

         (5) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Yearly Report on Form 10-KSB for the year ended December 31, 1999.

         (6) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-4 (File No. 333-90599).

         (7) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-8 (File No. 333-37968).

         (8) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

   (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMPAX LABORATORIES, INC.


                                          By  s/s  BARRY R. EDWARDS
                                          -----------------------------------
                                          Co-CHIEF  EXECUTIVE  OFFICER


                                          Date             3/29/01

                                               ------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dated indicated.

 s/s  CHARLES HSIAO, PH.D.    Chairman, Co-Chief Executive Officer and Director
- ---------------------------
     (Charles Hsiao, Ph.D.)


 s/s  BARRY R. EDWARDS        Co-Chief Executive Officer and Director
- ---------------------------   (Principal Executive Officer)
     (Barry R. Edwards)


 s/s  LARRY HSU, PH.D.        President, Co-Chief Operating Officer and Director
- ---------------------------
     (Larry Hsu, Ph.D.)



 s/s  CORNEL C. SPIEGLER       Chief Financial  Officer
- ---------------------------    (Principal Financial and Accounting Officer)
     (Cornel C. Spiegler)


 s/s  DAVID J. EDWARDS        Director
- ---------------------------
     (David J. Edwards)


 s/s  NIGEL FLEMING, PH.D.    Director
- ---------------------------
     (Nigel Fleming, Ph.D.)

 s/s  JASON LIN               Director
- ---------------------------
     (Jason Lin)


 s/s  MICHAEL MARKBREITER     Director
- ---------------------------
     (Michael Markbreiter)


 s/s  OH KIM SUN              Director
- ---------------------------
     (Oh Kim Sun)

                            IMPAX LABORATORIES, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                        Page(s)
                                                                        -------
Report of Independent Accountants.................................        F-2

Balance Sheets at December 31, 2000 and December 31, 1999.........        F-3

Statements of Operations for each of the three years in the
period ended December 31, 2000....................................        F-4

Statements of Changes in Stockholders' Equity for each of
the three years in the period ended December 31, 2000.............    F-5 to F-6

Statements of Cash Flows for each of the three years in the
period ended  December 31, 2000...................................        F-7

Notes to Financial Statements.....................................   F-8 to F-19

All financial statement schedules are omitted because they are not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS








To the Board of Directors
and Stockholders of Impax Laboratories, Inc.






In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Impax Laboratories, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







PRICEWATERHOUSECOOPERS LLP




Philadelphia, Pennsylvania
February 9, 2001, except for
Note 17, as to which the date
is March 1, 2001.

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS

                 (in thousands, except share and per share data)

                                                                                                             December 31,
                                                                                                     ----------------------------
                                                                                                       2000              1999
                                                                                                     --------        ------------
ASSETS

Current assets:
                 Cash and cash equivalents                                                           $ 11,448          $  7,413
                 Short-term investments                                                                 7,780                 -
                 Accounts receivable, net                                                               1,762             3,973
                 Inventory                                                                              2,949             2,022
                 Prepaid expenses and other assets                                                        370               256
                                                                                                     --------          --------
                                    Total current assets                                               24,309            13,664
Property, plant and equipment, net                                                                      9,699             8,128
Investments and other assets                                                                              692               663
Goodwill and intangibles, net                                                                          32,609            39,250
                                                                                                     --------          --------
                                    Total assets                                                       67,309            61,705
                                                                                                     ========          ========
LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current liabilities:
                 Current portion of long-term debt                                                   $    144          $    475
                 Accounts payable                                                                       2,276             2,390
                 Notes payable                                                                          2,425             1,853
                 Accrued expenses                                                                       1,662             2,702
                                                                                                     --------          --------
                                    Total current liabilities                                           6,507             7,417
Long-term debt                                                                                          1,345             1,490
Accrued compensation                                                                                      400               520
                                                                                                     --------          --------
                                                                                                        8,252             9,427
                                                                                                     --------          --------
Commitments and contingencies (Note 11)
Mandatorily redeemable convertible Preferred Stock:

           Series 1 mandatorily redeemable convertible Preferred Stock, $0.01 par value,
                163,030 and 220,000 shares outstanding at December 31, 2000, and 1999,
                redeemable at $100 per share, respectively                                             16,303            22,000
           Series 2 mandatorily redeemable convertible Preferred Stock, $0.01 par value
                120,000 shares outstanding at December 31, 2000, redeemable at $100 share              12,000                 -
                                                                                                     --------          --------
                                                                                                       28,303            22,000
                                                                                                     --------          --------
Stockholders' equity:

           Redeemable convertible Preferred Stock                                                           -                 -
           Common stock, $0.01 par value, 75,000,000 and 50,000,000 shares authorized and
                32,294,532 and 24,807,147 shares issued and outstanding at December 31, 2000,
                and 1999, respectively                                                                    323               248
           Additional paid in capital                                                                  76,740            51,730
           Unearned compensation                                                                       (1,118)           (1,470)
           Accumulated deficit                                                                        (45,191)          (20,230)
                                                                                                     --------          --------
                                    Total stockholders' equity                                         30,754            30,278
                                                                                                     --------          --------
                                    Total liabilities and stockholders' equity                       $ 67,309          $ 61,705
                                                                                                     ========          ========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS

             (dollars in thousands, except share and per share data)

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                           2000                   1999                    1998
                                                                       -----------             ----------              ----------
Net sales                                                              $    10,170             $    1,240              $        -

Cost of sales                                                                9,716                    925                       -
                                                                       -----------             ----------              ----------

Gross margin                                                                   454                    315                       -

Research and development                                                    11,096                  6,479                   5,127

Acquired in-process research and development                                     -                  1,379                       -

Selling, general and administrative  *                                      11,110                  1,833                     705

Other operating income, net                                                    306                     43                     565

Restructuring charges and non-recurring items  **                            3,646                      -                       -

                                                                       -----------             ----------              ----------
Net loss from operations                                                   (25,092)                (9,333)                 (5,267)

Interest income, net                                                           419                    384                      45

                                                                       -----------             ----------              ----------
Net loss before cumulative effect of accounting change                 $   (24,673)            $   (8,949)             $   (5,222)
                                                                       ===========             ==========              ==========

Cumulative effect of accounting change (SAB101)                               (288)                     -                       -

                                                                       -----------             ----------              ----------
Net loss                                                               $   (24,961)            $   (8,949)             $   (5,222)
                                                                       ===========             ==========              ==========

Net loss per share before cumulative effect of accounting change       $     (0.90)            $    (1.12)             $    (0.73)
                                                                       ===========             ==========              ==========

Net loss per share (basis and diluted)                                 $     (0.91)            $    (1.12)             $    (0.73)
                                                                       ===========             ==========              ==========

Weighted average common shares outstanding                              27,538,989              7,998,665               7,153,052
                                                                       ===========             ==========              ==========

* Includes amortization of intangibles and goodwill of $4,604K for the twelve months ended December 31, 2000.

** Includes one time write-off for impairment of $2,037K of intangibles, $957K of inventory and $652K of equipment due to ceasing manufacturing in the Philadelphia facility and rationalizing the product lines.


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 31, 2000
           (dollars and shares in thousands, except per share amounts)

                                                                                                                  Series D
                                                                                                                  Preferred
                                                                                                                     Stock
                                                Series A         Series B         Series C        Series D       Subscription
                                            Shares   Amount  Shares   Amount  Shares   Amount  Shares   Amount       Amount
                                            ----------------------------------------------------------------------------------
Balance at January 1, 1998                     727   $  727     410   $2,050     520   $4,276       -        -         $3,000

January 1, 1998 to December 31, 1998:
     Issuance of Series A Preferred Stock
       upon exercise of warrants..........     715      715       -        -       -        -       -        -              -

     Issuance of Series A Preferred Stock
       upon conversion of credit
       notes..............................     138      138       -        -       -        -       -        -              -

     Proceeds from Series D Stock
       Subscriptions......................       -        -       -        -       -        -       -        -          1,300

     Issuance of Common Stock upon
       exercise of stock options..........       -        -       -        -       -        -       -        -              -

     Grant of stock options to
       non-employees......................       -        -       -        -       -        -       -        -              -

     Intrinsic value of warrants
       issued.............................       -        -       -        -       -        -       -        -              -

     Net loss.............................       -        -       -        -       -        -       -        -              -
                                            ------   ------   -----   ------   -----   ------   -----  -------        -------

Balance at December 31, 1998                 1,580   $1,580     410   $2,050     520   $4,276       -  $     -         $4,300

January 1, 1999 to December 31, 1999
     Issuance of Series B Preferred
       Stock..............................       -        -      19       93       -        -       -        -              -

     Issuance of Series D Preferred
       Stock..............................       -        -       -        -       -        -   3,400   17,000         (4,300)

     Intrinsic value of options
       issued.............................       -        -       -        -       -        -       -        -              -


[RESTUB]



                                                                Additional
                                               Common Stock       Paid-In     Unearned     Accumulated
                                             Shares    Amount     Capital   Compensation      Deficit      Total
                                           ----------------------------------------------------------------------
Balance at January 1, 1998                    7,145       $72          $401      $     -       ($6,059)   $4,467

January 1, 1998 to December 31, 1998:
     Issuance of Series A Preferred Stock
       upon exercise of warrants..........        -         -             -            -             -       715

     Issuance of Series A Preferred Stock
       Upon conversion of credit
       notes..............................         -        -             -            -             -       138

     Proceeds from Series D Stock
       Subscriptions......................         -        -             -            -             -     1,300

     Issuance of Common Stock upon
       exercise of stock options..........        17        -            13            -             -        13

     Grant of stock options to
       non-employees......................         -        -            11            -             -        11

     Intrinsic value of warrants
       issued.............................         -        -           260            -             -       260

     Net loss.............................         -        -             -            -        (5,222)   (5,222)
                                           ---------    -----        ------       ------      --------   -------

Balance at December 31, 1998                   7,162      $72          $685            -      ($11,281)   $1,682

January 1, 1999 to December 31, 1999
     Issuance of Series B Preferred
       Stock..............................         -        -             -            -             -        93

     Issuance of Series D Preferred
       Stock..............................         -        -             -            -             -    12,700

     Intrinsic value of options
       issued.............................         -        -         1,805       (1,805)            -         -


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 31, 2000
           (dollars and shares in thousands, except per share amounts)

                                                                                                                       Series D
                                                                                                                       Preferred
                                                                                                                         Stock
                                                    Series A          Series B        Series C         Series D       Subscription
                                                Shares     Amount  Shares   Amount  Shares  Amount  Shares   Amount      Amount
                                              -------------------------------------------------------------------------------------
Amortization of unearned compensation......          -          -       -        -       -       -       -        -             -

Exercise of options........................          -          -       -        -       -       -       -        -             -

Conversion of Preferred Stock Series A.....     (1,580)    (1,580)      -        -       -       -       -        -             -

Conversion of Preferred Stock Series B.....          -          -    (429)  (2,143)      -       -       -        -             -

Conversion of Preferred Stock Series C.....          -          -       -        -    (520) (4,276)      -        -             -

Conversion of Preferred Stock Series D.....          -          -       -        -       -       -  (3,400) (17,000)            -

Acquisition of Global Pharmaceutical, Inc..          -          -       -        -       -       -       -        -             -

Net loss...................................          -          -       -        -       -       -       -        -             -
                                              --------    -------    ----   ------   -----   -----  ------  -------         -----
Balance at December 31, 1999...............          -    $     -       -   $    -       -   $   -       -   $    -         $   -

Sale of Common Stock......................           -          -       -        -       -       -       -        -             -

Conversion of Series 1B Preferred Stock...           -          -       -        -       -       -       -        -             -

Conversion of Series 2 Preferred Stock....           -          -       -        -       -       -       -        -             -

Exercise of warrants......................           -          -       -        -       -       -       -        -             -

Exercise of options.......................           -          -       -        -       -       -       -        -             -

Expenses related to sale of stock.........           -          -       -        -       -       -       -        -             -

Intrinsic value of stock options issued to
consultant................................           -          -       -        -       -       -       -        -             -

Amortization of unearned compensation.....           -          -       -        -       -       -       -        -             -

Net loss..................................           -          -       -        -       -       -       -        -             -

                                              --------    -------    ----   ------   -----   -----  ------  -------         -----
Balance at December 31, 2000..............           -          -       -        -       -       -       -        -             -
                                              ========    =======    ====   ======   =====   =====  ======  =======         =====

[RESTUB]



                                                                 Additional
                                                  Common Stock     Paid-In       Unearned     Accumulated
                                                Shares    Amount   Capital     Compensation      Deficit      Total
                                              ----------------------------------------------------------------------
Amortization of unearned compensation......          -         -         -              335            -        335

Exercise of options........................        200         2       148                -            -        150

Conversion of Preferred Series A...........      5,272        53     1,527                -            -          -

Conversion of Preferred Series B...........      1,430        14     2,129                -            -          -

Conversion of Preferred Series C...........      3,039        30     4,246                -            -          -

Conversion of Preferred Series D...........          -         -         -                -            -    (17,000)

Acquisition of Global Pharmaceutical, Inc..      7,704        77    41,190                -            -     41,267

Net loss...................................          -         -         -                -       (8,949)    (8,949)
                                               -------     -----   -------          -------     --------    -------
Balance at December 31, 1999...............     24,807     $ 248   $51,730          ($1,470)    ($20,230)   $30,278

Sale of Common Stock......................       2,739        27    16,473                -            -     16,500

Conversion of Series 1B Preferred Stock...       3,801        38     5,659                -            -      5,697

Conversion of Series 2 Preferred Stock....         600         6     2,994                -            -      3,000

Exercise of warrants......................         168         2       198                -            -        200

Exercise of Stock Options.................         180         2       309                -            -        311

Expenses related to sale of stock.........           -         -      (728)               -            -       (728)

Intrinsic value of stock options issued to
consultant................................           -         -       105             (105)           -

Amortization of unearned compensation.....           -         -         -              457            -        457

Net loss..................................           -         -         -                -      (24,961)   (24,961)

                                               -------     -----   -------          -------     --------    -------
Balance at December 31, 2000..............      32,295     $ 323   $76,740          ($1,118)    ($45,191)   $30,754
                                               =======     =====   =======          =======     ========    =======

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                             STATEMENT OF CASH FLOWS

                             (dollars in thousands)

                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                                       2000              1999             1998
                                                                                    ----------         --------         --------
Cash Flows from operating activities:
      Net loss                                                                      $ (24,961)         $ (8,949)        $ (5,222)
      Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                                 5,955               882              521
          Non-cash compensation charge (warrants and options)                             457               335              271
          Non-cash asset impairments                                                    3,646                 -                -
          Write-off of in-process research and development                                  -             1,379                -
          Other                                                                           (11)              (64)              24
          Change in assets and liabilities:
                   Accounts receivable                                                  2,211            (1,292)               -
                   Inventory                                                           (1,884)              471                -
                   Prepaid expenses and other assets                                     (143)             (135)             (32)
                   Accounts payable and accrued expenses                               (1,274)              636              905
                                                                                    ---------         ---------         --------

                        Net cash used in operating activities                         (16,004)           (6,737)          (3,533)
                                                                                    ---------         ---------         --------

Cash flows from investing activities:
      Purchases of property and equipment                                              (3,563)             (457)          (1,591)
      Purchases of short-term investments                                             (18,569)           (9,010)               -
      Sale and maturities of short term investments                                    10,789             9,081                -
      Cash acquired in purchase of Global Pharmaceutical Corporation                        -             1,325                -
                                                                                    ---------         ---------         --------

                        Net cash provided by (used in) investing activities           (11,343)              939           (1,591)
                                                                                    ---------         ---------         --------

Cash Flows from financing activities:
      Notes payable borrowings                                                            572               221                -
      Repayment of long-term debt                                                        (473)                -                -
      Proceeds from issuance of preferred stock (net of expense)                       14,902            12,700            2,015
      Proceeds from sale of common stock (net of expense)                              15,870                 -               13
      Proceeds from issuance of common stock (upon exercise
          of stock options and warrants)                                                  511                 -                -
      Proceeds from advances/notes from stockholders                                        -                 -              511
      Repayments of advances from stockholders                                              -               (80)            (293)
                                                                                    ---------         ---------         --------

          Net cash provided by financing activities                                    31,382            12,841            2,246
                                                                                    ---------         ---------         --------
      Net increase (decrease) in cash and cash equivalents                              4,035             7,043           (2,878)
      Cash and cash equivalents, beginning of the year                                  7,413               370            3,248
                                                                                    ---------         ---------         --------
      Cash and cash equivalents, end of year                                           11,448             7,413              370
                                                                                    =========         =========         ========


The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

NOTE 1. - THE COMPANY

Nature of operations

         Impax Laboratories, Inc. ("IMPAX" or the "Company") is the result of a business combination (see "Reverse acquisition" below) on December 14, 1999, of Impax Pharmaceuticals, Inc., a privately held drug delivery company, and Global Pharmaceutical Corporation ("Global"), a specialty generic pharmaceutical company.

         The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique drug delivery technologies. The Company is currently marketing sixteen products, has eight applications under review with the Food and Drug Administration (FDA) and approximately twenty additional products under development.

         Impax Pharmaceuticals was originally organized on September 27, 1994 as a California corporation. Global was formed in April 1993 to acquire the assets and liabilities of Richlyn Laboratories, Inc. Global commenced operations and began shipping products in September 1997.

         The Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 until the fourth quarter of 1999 when it began operations.

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

         The allocation of the purchase price is, as follows:         $ 000's
                                                                      -------

                  Current assets                                     $  7,983
                  Property, plant and equipment                         5,449
                  Intangible assets                                     4,728
                  In-process research and development                   1,379
                  Goodwill                                             34,727
                  Liabilities                                          (7,509)
                                                                     --------
                                                                     $ 46,757
                                                                     ========


Included in the net assets acquired was in-process research and development (IPR&D) which represents the value assigned to research and development projects of Global that were in-process, but not yet completed at the date of acquisition. Amounts assigned to purchased IPR&D were expensed at the date of completion of the acquisition.

By utilizing projections, the IPR&D products were valued through the application of the risk-adjusted discounted cash flow method. In projecting cash flows, each of the research and development projects under development were reviewed to determine their stage of completeness. Management identified four products as IPR&D and estimated that these products were from 12% to 87% complete. For all of the above compounds the brand name drug patent has previously expired. The Company believes that the assumptions and forecasts used in valuing IPR&D are reasonable. No assurance can be given, however, that future events will transpire as estimated. As such, actual results may vary from estimated results.

         Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of Impax Pharmaceuticals, Inc. and only include the operating results of Global after the acquisition. The following pro forma information on results of operations assumes the purchase of Global as if the companies had combined on January 1, 1998:

                                                                   Pro forma year ended December 31,
                                                                  ----------------------------------
                                                                             (unaudited)
                                                                   1999*                       1998
                                                                   ----                        ----
                                                                 (in thousands except per share data)
Net sales                                                    $    9,446                  $    4,401

Loss from operations                                            (15,608)                    (15,269)

Net loss                                                        (15,224)                    (14,228)

Less:  Imputed dividends on preferred stock                      (1,474)                       (140)

Net loss applicable to common stock                             (16,698)                    (14,368)

Net loss per common share - basic and diluted                    ($0.71)                     ($0.66)

* 1999 excludes non-recurring charges related to acquisition of $1,420 or $(0.06) per share.

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

Short-term investments

         Short-term investments represent investments in fixed rate financial instruments with maturities of twelve months or less from time of purchase. They are classified as available-for-sale securities and reported at fair value.

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

         The Company has five customers which account for 75% of total sales for the year ended December 31, 2000.

At December 31, 2000, accounts receivable from three customers represent 69% of total trade receivables. Approximately 52% of the Company's net sales were attributable to one product family which is supplied by a vendor under an exclusive licensing agreement which expires in 2007.

Inventory

         Inventory is stated at the lower of cost (determined on the basis of first-in, first-out) or market. The Company considers product costs as inventory once the Company receives FDA approval to market the related products.

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

Investments

         The Company's investments in other than cash equivalents are classified as "held-to-maturity" based upon the nature of the investments, their ultimate maturity date, the restrictions imposed by the PIDA and PIDC loan agreements dated July 29, 1997 (See Note 10) and management's intention with respect to holding these securities. Realized gains and losses are determined on the basis of specific identification of the securities sold. At December 31, 2000, the cost of the Company's investments approximate fair value.

Goodwill and Intangibles:

         Intangible assets, comprised of product rights and licenses, are amortized on a straight line basis over the estimated useful life of 3 to 8 years. Goodwill is being amortized on a straight line basis over 10 years.

         The Company complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of". Accordingly, the carrying value of long-lived assets and certain identifiable intangible assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares expected undiscounted future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the expected undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

Revenue recognition

         In the fourth quarter of 2000, the Company modified its revenue recognition policy to conform with the guidance set forth under the SEC Staff Accounting Bulletin (SAB) 101. The application of the SAB 101 guidance to the Company's previous revenue recognition policy requires it to defer revenue recognition from the sale of product until the shipment of product is received and accepted by the customer, rather than recognizing revenue only upon shipment. The change in accounting policy resulted in a cumulative effect adjustment at January 1, 2000, of $288,000 and also resulted in an increase in revenue and gross margin of $667,000 and $288,000, respectively, for the twelve months period ended December 31, 2000. Prior quarterly financial information in the Company's 10-QSB filings has not been restated for the change in the Company's revenue recognition policy, however, future quarterly financial information and annual financial statements will conform to the Company's new accounting policy. Had this policy been adopted on January 1, 1999, the revenue for the year ended December 31, 1999, would have been $573,000.

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

Stock-based compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

Comprehensive income

         The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Since inception, the Company has not had transactions that are required to be reported in other comprehensive income. Comprehensive income (loss) for each period presented is equal to the net income (loss) for each period as presented in the Statements of Operations.

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

         Mandatorily redeemable convertible stock of 12,440,871 shares, warrants to purchase 3,153,370 shares and stock options to purchase 3,187,330 shares were outstanding at December 31, 2000, but were not included in the calculation of diluted, earnings per share as their effect would be anti-dilutive.

Recent accounting pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, SFAS No. 133 will be effective for the year beginning January 1, 2001. The adoption of SFAS No. 133 will not have an effect on the Company's results of operations, financial position or cash flows.

NOTE 3 - RELATED PARTY TRANSACTIONS:

         The Company was advanced $373,000 in fiscal 1998 from certain shareholders. A total amount of $293,000 was repaid in 1998 and the remaining balance was paid in January 1999. As of December 31, 2000, the Company had accrued $400,000 of compensation payable to two key employees in recognition of past services rendered. The amount is due at the Company's discretion on or before November 1, 2002.

         On November 8, 1995, Global entered into an agreement (the "Genpharm Agreement") with Genpharm, Inc. ("Genpharm ending), a Canadian corporation and an indirect subsidiary of Merck KGaA, under which Merck KGaA purchased 150,000 shares of Global's common stock. Global also issued to Merck KGaA a warrant to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, (the "A warrant") and additional warrants to purchase up to 700,000 shares, at an exercise price of $8.50 per share, whose exercise is contingent upon the gross profit (as defined in the agreement), if any, earned by Global. In January 1997, Global revised its agreement with Genpharm pursuant to which Global shall supply packaging, if it has capacity available, with respect to Genpharm's United States Ranitidine production requirements based on a five year cost-plus and percentage of profits compensation arrangement following the receipt of the requisite FDA Ranitidine approvals. In addition to the packaging of Ranitidine, the Genpharm Agreement provides the Company with the opportunity to develop products with the assistance of Merck KGaA that are marketed outside the U.S. During 1998, the Company filed ANDA's for two products previously selected, from which one product, minocycline, received approval in March 1999. Merck KGaA exercised its A warrant in 2000. The B warrant was not exercised and expired in December 2000.

NOTE 4. INVENTORY

Inventory consists of the following:

                                                                                           December 31,
                                                                                    --------------------------
                                                                                      2000           1999
                                                                                    --------     -------------
                                                                                          (in thousands)
Raw materials................................................                        $ 1,870           $   698
Finished goods...............................................                          1,509             1,414
                                                                                    --------           -------
                                                                                       3,379             2,112
Less:  Reserve for obsolete inventory and net realizable value                           430                90
                                                                                    --------           -------
                                                                                     $ 2,949           $ 2,022
                                                                                    ========           =======

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                                           December 31,
                                                                                    --------------------------
                                                               Estimated              2000           1999
                                                              useful life           --------    --------------
                                                                (years)                   (in thousands)
                                                              -----------
Land.........................................................      -                   $ 170             $ 170
Building and building improvements...........................     15                   2,872             2,544
Equipment....................................................    7 - 10                8,358             5,935
Leasehold improvements.......................................      *                     895               870
Office furniture and equipment...............................      5                     451               396
Construction in progress.....................................      -                       -                18
                                                                                    --------           -------
                                                                                      12,746             9,933
Less:  Accumulated depreciation                                                        3,047             1,805
                                                                                    --------           -------
                                                                                     $ 9,699           $ 8,128
                                                                                    ========           =======

* Depreciated over the life of the lease of the life of the asset whichever is shorter.

Depreciation expense was $1,351,000, $676,000 and $509,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 6. GOODWILL AND INTANGIBLES

Goodwill and intangibles consist of the following:

                                                               Estimated
                                                              useful life                  December 31,
                                                                (years)               2000           1999
                                                             --------------         --------    --------------
                                                                                          (in thousands)
Product rights and licenses..................................    3 - 8              $  2,691          $  4,728
Goodwill.....................................................     10                  34,727            34,727
                                                                                    --------          --------
                                                                                      37,418            39,455
Less:  Accumulated amortization                                                        4,809               205
                                                                                    --------          --------
                                                                                    $ 32,609          $ 39,250
                                                                                    ========          ========

Amortization expense was $4,604,000 $205,000 and $0 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE. 7 ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                            December 31,
                                                                                     -------------------------
                                                                                      2000           1999
                                                                                     -------    --------------
                                                                                          (in thousands)
Accrued rebates, chargebacks and returns.....................                        $   424           $ 1,271
Patent infringement legal expenses...........................                            381                 -
Accrued professional fees....................................                            330               410
Accrued salaries and payroll related expenses................                            265               272
Accrued merger expenses......................................                              -               241
Accrued development and royalty expense......................                             85               228
Other........................................................                            177               280
                                                                                     -------           -------
                                                                                     $ 1,662           $ 2,702
                                                                                     =======           =======

NOTE 8. INCOME TAXES

         Due to the Company's losses since inception, no provision for income taxes is recorded for any period. The difference between the federal statutory tax rate and the Company's effective income tax rate is attributable to losses and future tax deductions for which valuation allowances have been established.

         The net deferred tax assets balance is comprised of the tax effects of cumulative temporary differences, as follows:

                                                                                            December 31,
                                                                                    --------------------------
                                                                                      2000           1999
                                                                                    --------    --------------
                                                                                          (in thousands)
Net operating losses.................................................               $ 20,588          $ 13,323
Deferred start-up and organization costs.............................                  1,976             3,557
Depreciation and amortization........................................                      -               216
Research and development credit......................................                  1,110             1,090
Other ...............................................................                    940               515
                                                                                    --------          --------
     Total gross deferred tax assets.................................                 24,614            18,701

Deferred tax liability
     Tax deprecxiation and amortization in excess of book
       depreciation..................................................                   (423)                -
Valuation allowance..................................................                (24,191)          (18,701)
                                                                                    --------          --------
     Net deferred tax asset/(liability)..............................               $      -          $      -
                                                                                    ========          ========

         Deferred start-up and organization expenditures are amortized for tax purposes over a 60-month period ending 2003. Cash paid for income taxes was $0, $1,000 and $8,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Due to historical losses incurred by the Company, a full valuation allowance for net deferred tax assets has been provided. If the Company achieves profitability, certain of these net deferred tax assets would be available to offset future income taxes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three year period.

         At December 31, 2000, the Company had a net operating loss-carryforward totaling approximately $51,469,000, which expire from 2009 through 2020. The Company also had research and development expenditure tax credits totaling approximately $1,110,000 at December 31, 2000. As indicated above, these losses and credits will have limitations.

NOTE 9. NOTES PAYABLE:

         In July 1998, the Company entered into a three year revolving credit facility with G.E. Capital, providing funding up to $5 million based on the levels of accounts receivable and inventory. Amounts borrowed under this facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate at December 31, 2000, was 6.50%. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company also pays a fee of 0.125% per annum on the unused available portion of the credit line. At December 31, 2000, the Company had borrowings of $2,425,000 under this facility.

NOTE 10. LONG TERM DEBT:

                                                                                    December 31,
                                                                                   (in thousands)
                                                                                 2000           1999
                                                                                 -----          ----
2% loan payable to PIDA (No.1) in 180 monthly installments of $6,602
     Commencing June 1, 1994 through May 1, 2009...........................     $  613         $  680
3.75% loan payable to PIDC in 84 monthly installments of $3,672 com-
     mencing January 1, 1994, with a balance of $304,000 due on December
     1, 2000...............................................................          -            333
3.75% loan payable to PIDA (No. 2) in 180 monthly installments of $5,513
     commencing September 1, 1997, through August 1, 2012..................        624            666
5% loan payable to DRPA in 120 monthly installments of $3,712 com-
     mencing September 1, 1997, through August 1, 2007.....................        252            283
                                                                                ------         ------
                                                                                $1,489         $1,962
Less:  Current portion of long-term debt...................................        144            472
                                                                                ------         ------
                                                                                $1,345         $1,490
                                                                                ======         ======

         The PIDA (No. 1) loan is collateralized by land, building and building improvements. The PIDC loan was paid in December 2000. The PIDA (No. 2) loan and the DRPA loan are collateralized by land, building and building improvements, and additional collateral of $582,000 invested in interest bearing certificates of deposit owned by the Company.

         The PIDA loans contain financial and non-financial covenants, including certain covenants regarding levels of employment which were not effective until commencement of operations. The Company is in compliance with all loan covenants.

         Scheduled maturities of long-term debt as of December 31, 2000, are as follows, in thousands:

                  2001 .....................................     $     144
                  2002 .....................................           149
                  2003 .....................................           153
                  2004 .....................................           157
                  2005 .....................................           162
                  Thereafter ...............................           724
                                                                 ---------
                             Total .........................     $   1,489
                                                                 =========
Revolving credit note

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

NOTE 11. COMMITMENTS AND CONTINGENCIES:

Leases

         The Company leases office space under a noncancelable operating lease that expires in 2002 with a renewal option of 3 years. Rent expense for the year ended December 31, 2000, 1999 and 1998 was $165,000, $165,000, and $165,000,
respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments under the noncancelable operating lease are as follows (in thousands):

                  Year Ended
                  December 31,
                  ------------
                     2001........................................  $   165
                     2002........................................       83
                                                                   -------
                     Total minimum lease payments................  $   248
                                                                   =======

         In December 2000, the Company signed a five year lease with WEBCOR Construction, Inc., for a building consisting of approximately 50,400 square feet and located in Hayward, California. The Company has two successive options to further extend the terms of the lease for additional periods of five years each.

Future minimum lease payments under the non-cancelable operating lease are, as follows (in thousands):


                  2001 .......................................   $     400
                  2002 .......................................         451
                  2003 .......................................         469
                  2004 .......................................         488
                  2005 .......................................         463
                                                                 ---------
                             Total minimum lease payments ....   $   2,271
                                                                 =========
         According to the terms of the lease agreement, the Company has the option to purchase this property for $4,900,000 if the option is exercised prior to January 5, 2001. On January 4, 2001, the Company exercised the option to purchase this property and signed an Agreement of Purchase with Webcor San Antonio Street Associates, LLC ("Seller") with closing taking place between September 1 and November 30, 2001.

         Under the terms of this agreement, Impax has the right to assign its acquisition rights to an investment group managed by Charles Hsiao, Ph.D., Chairman and Co-CEO of the Company.

         If IMPAX decides to reverse its decision of acquiring the property prior to September 2, 2001, the Company is then required to pay the Seller liquidated damages totaling $30,000 and the lease agreement will continue.

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

NOTE 12. MANDATORILY REDEEMABLE PREFERRED STOCK

         The Company has authorized 2,000,000 shares of preferred stock, $0.01 par value per share (the "Preferred Stock"). The Company issued 220,000 shares of Series 1 Preferred Stock from which 163,030 were outstanding at December 31, 2000, and are classified as Mandatorily Redeemable Preferred Stock, as follows:
50,000 shares of Series 1-A Preferred Stock and 113,030 shares of Series 1-B Preferred Stock (collectively, the "Series 1 Preferred"). The Company also issued in March 2000, 150,000 shares of Series 2 Preferred Stock from which 120,000 were outstanding at December 31, 2000, and are classified as Mandatorily Redeemable Preferred Stock. The remaining authorized but unissued shares could be issued with or without mandatorily redeemable features.

         In addition, pursuant to its certificate of incorporation, the Company will be authorized to issue "blank check" preferred stock. This will enable the board of directors of the Company, from time to time, to create one or more new series of preferred stock in addition to the Series 1 and Series 2 Preferred. The new series of preferred stock can have the rights, preferences, privileges and restrictions designated by the company's board of directors. When, and if, any new series of preferred stock is issued, it could affect, among other things, the dividend, voting and liquidation rights of the Company common stock.

    The holders of the Company's Series 1 and Series 2 Preferred Stock:

o vote, in general, as a single class with the holders of the common stock, on all matters voted on by the stockholders of the Company, with each holder of Series 1 Preferred or Series 2 Preferred entitled to a number of votes equal to the number of shares of common stock into which that holders' shares would then be convertible;
o are entitled to receive dividends on an as-converted basis with the outstanding shares of common stock, payable when and as declared by the Company's board of directors;
o have conversion rights with the conversion price adjusted for certain events, currently, the conversion price for the Series 1-A is $2.00 per share, the Series 1-B is $1.4989 per share and the Series 2 is $5.00 per share;
o have the benefit of (a) mandatory redemption by the Company at a price per share of preferred stock of $100 plus all declared but unpaid dividends on
    (i) March 31, 2004 for the Series 1 and (ii) March 31, 2005 for the Series 2
    (b) optional redemption at the option of the holders upon the happening of certain events, including the sale of the combined company or its assets, the elimination of a public trading market for shares of its common stock, or the insolvency of or bankruptcy filing by the combined company; in either case the redemption price can be paid, at the company's option, in cash or shares of common stock, discounted, in the case of shares, by 10% from the then current market price of the common stock;
o have preemptive rights entitling them to purchase a pro rata share of any capital stock, including securities convertible into capital stock of the Company, issued by the Company in order for the holders to retain their percentage interest in the Company; except the Company can issue shares of its capital stock without triggering the preemptive rights when issued: as pro rata dividends to all holders of common stock; as stock options to employees, officers and directors; in connection with a merger, acquisition or business combination for consideration of less than $500,000 in any single permitted transaction and for less than $1,000,000 in the aggregate for all permitted transactions; and during the first five years in connection with a business relationship (there is a cap on the amount of shares the Company may issue without trigging the preemptive rights); and
o after two years from the date of issuance, are subject to having their shares called for redemption at a price per share of preferred stock of $100 plus all declared but unpaid dividends when the common stock has traded on its principal market for a period of thirty consecutive days with an average daily volume in excess of 50,000 shares for the 30-day period and the market price of a share of the Company's common stock is (i) for the Series 1, at least equal to the greater of (x) 300% of the applicable conversion price or
    (y) $6.00 per share, and (ii) for the Series 2, at least equal to the greater of 300% of the applicable conversion price.

         Additionally, the holders of Series 1 have the right to elect a director if they meet certain minimum ownership requirements.

NOTE 13: STOCKHOLDERS' EQUITY

Convertible Preferred Stock

         At December 31, 1998, the Company had the following convertible preferred stock outstanding:

                                                                                        (in thousands)
                                                                                        --------------
Series A, no par value, 1,600 shares authorized, 1,580 shares issues and
  outstanding (liquidation value $1,580)                                                   $  1,580
Series B, no par value, 500 shares authorized, 429 shares issued and outstanding
  (liquidation value $2,050)                                                                  2,050
Series C, no par value, 600 shares authorized, 520 shares issues and outstanding
  (liquidation value $4,559)                                                                  4,276
Series D, Subscriptions                                                                       4,300
                                                                                           --------
                                                                                           $ 12,206
                                                                                           ========

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

         Pursuant to the terms of the Merger Agreement, each issued and outstanding share of Series A preferred stock, Series B preferred stock and Series C preferred stock of Impax Pharmaceuticals, Inc. were converted into shares of common stock, $0.01 par value, of the Company, as follows:

                                    Impax Pharmaceuticals, Inc                          Impax Laboratories, Inc
                                               Shares                  Ratio                    Shares
                                    --------------------------         -----          ---------------------------
Series A Preferred Stock:                    1,580,000                 3.3358                    5,270,564
Series B Preferred Stock:                      428,600                 3.3358                    1,429,724
Series C Preferred Stock:                      519,631                 5.8490                    3,039,322
                                                                                              ------------
                                                                                Total            9,739,610
                                                                                              ============

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

Common Stock

         The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 75,000,000 shares of common stock with $0.01 par value.

         The Company has outstanding warrants as follows:




                   Number of Shares             Range of
                    Under Warrants           Exercise Price
                   ----------------          --------------

                      1,895,370         $0.75 to $2.00 per share
                      1,225,000         $2.01 to $4.00 per share
                         33,000         $4.01 to $6.00 per share
                     ----------
                      3,153,370
                     ==========

         All the outstanding warrants are convertible into common stock. The warrants expire five years from the date of issuance.

         In connection with a deferred compensation agreement in 1998 with the Company's founders, the Company issued warrants to purchase 1,734,616 shares of Common Stock for $0.75 per share. Such warrants, which are included in the above table, are outstanding at December 31, 2000, and expire in 2003. The Company determined that the intrinsic value of the warrants at the date of grant was $260,000 and has charged this amount to expense in 1998 in accordance with APB Opinion No 25.

Unearned Compensation

         In April 1999, the Company granted 836,285 options to employees to purchase common stock for $0.75 per share. As a result of the grant, the Company recorded $1,805,000 of unearned compensation in accordance with APB Opinion No. 25; $446,000 and $335,000 of the unearned compensation was amortized to expense during the year ended December 31, 2000 and 1999, respectively. During 2000, the Company granted options to a consultant to purchase common stock at market price. As a result of the grant, the Company recorded $105,000 of unearned compensation and amortized $10,500 to expense during the year ended December 31, 2000. The Company amortizes unearned compensation over the vesting period of the underlying option.

NOTE  14. EMPLOYEE BENEFIT PLANS:

         The Company sponsors a 401 (K) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. There were $36,000, $12,000 and $0 in contributions under this plan for the year ended December 31, 2000, 1999 and 1998, respectively.

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

         As a result of the Merger, each outstanding and unexercised option to purchase shares of common stock was converted into new options by multiplying these options by 3.3358. Therefore, at December 31, 1999, 266,800 outstanding and unexercised options under the 1996 Plan were converted into 889,991 new options. At December 31, 2000, 791,111 options were outstanding.

1999 Equity Incentive Plan (Pre-Merger)

         In April 1999, the Company adopted the 1999 Equity Incentive Plan (the "1999 Pre-Merger Plan"). The 1999 Pre-Merger Plan reserves for issuance 1,000,000 shares (pre-recapitalization) of common stock for issuance pursuant to stock option grants, stock grants and restricted stock purchase agreements. As a result of the Merger, each outstanding and unexercised option to purchase shares of common stock was converted into new options by multiplying these options by
3.3358. Therefore, at December 31, 1999, 249,300 outstanding and unexercised options under the 1999 Pre-Merger Plan were converted into 831,615 new options. At December 31, 2000, 813,605 options were outstanding.

Global's 1995 Stock Incentive Plan

         In 1995 Global's Board of Directors adopted the 1995 Stock Incentive Plan. As a result of the merger, each outstanding and unexercised option to purchase shares of common stock was converted into one Impax Laboratories option. At December 31, 1999, 525,987 options were outstanding. As a result of the reverse acquisition, the 525,987 options were reflected in the following table as option acquired during 1999. At December 31, 2000, 430,037 options were outstanding.

Impax Laboratories, Inc. 1999 Equity Incentive Plan

         The Company's 1999 Equity Incentive Plan (the "Plan") was adopted by IMPAX's Board of Directors in December 1999, for the purpose of offering equity-based compensation incentives to eligible personnel with a view toward promoting the long-term financial success of the Company and enhancing stockholder value. In October 2000, the Company's stockholders approved the increase in the aggregate number of shares of Common Stock that may be issued pursuant to the Company's 1999 Equity Incentive Plan from 2,400,000 to 5,000,000. At December 31, 2000, 1,152,577 options were outstanding.

         To date, options granted under each of the above plans vest from three to five years and have a minimum term of ten years. Stock option transactions in each of the past three years under the aforementioned plans in total were:

                                                 2000                  1999                   1998
                                        ---------------------------------------------------------------------
                                                      Weighted-              Weighted-              Weighted-
                                                       Average                Average                Average
                                                       Exercise               Exercise               Exercise
                                          Shares        Price     Shares       Price      Shares      Price
                                        ---------------------------------------------------------------------
       January 1                          2,589,622      $1.62    955,707        $0.74    478,687     $ 1.95

        Acquired                                  -          -    525,987        $2.99          -          -

        Granted                             859,501      $5.31  1,180,310        $1.68    582,098       1.71

        Exercised                          (179,529)     $1.71    (67,044)       $0.75    (16,679)      0.75


        Cancelled                           (82,264)     $3.59     (5,338)       $0.75    (88,399)      0.75

        Rescinded                                 -          -          -            -   (652,149)      2.50

        Reissued                                  -          -          -            -    652,149       0.75

                                        ---------------------------------------------------------------------
Options outstanding at December 31        3,187,330      $2.56  2,589,622        $1.62    955,707     $ 0.74


Options exercisable at December 31          924,322               663,766                 182,468

Options available for grant at
  December 31                             2,137,036               336,364                 675,500


Fair value disclosures

         Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below (in thousands):

                              For the Year Ended         For the Year Ended       For the Year Ended
                              December 31, 2000          December 31, 1999        December 31, 1998
                              ------------------         ------------------       ------------------
                          As Reported     Pro Forma   As Reported   Pro Forma  As Reported   Pro Forma
Net loss                   ($24,961)     ($25,892)     ($8,949)      ($9,190)    ($5,222)     ($5,668)
Net loss per common share    ($0.91)       ($0.94)      ($1.12)       ($1.15)     ($0.73)      ($0.80)
   (basic and diluted)

         The pro forma results may not be representative of the effect on reported operations for future years. Of the $446,000 pro forma increase in net loss for 1998, $388,000 is attributable to a re-pricing of outstanding stock options and $58,000 is due to normal amortization. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions: dividend yield at 0%; weighted average expected option term of five years; risk free interest rate of 5.48%, 6.50% to 6.93% and 5.01% to 5.95% and for the years ended December 31, 2000, 1999 and 1998, respectively. The expected stock price volatility for the year ended December 31, 2000, was 50%. For the year ended December 31, 1998, the Company's common stock was not publicly traded. Accordingly, the Company used the minimum value method and excluded expected stock price volatility for its calculation of the fair value of options issued in that year. The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.66, $2.27 and $1.30, respectively.

        The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

               Options Outstanding                                    Options Exercisable
 --------------------------------------------------------------------------------------------------------------
                                 Weighted Average
     Range of        Number of    Remaining Life    Weighted Average        Number of    Weighted Average
  Exercise Prices     Options        (Years)         Exercise Price          Options        Exercise Price
 --------------------------------------------------------------------------------------------------------------
   $0.30 - $0.75     1,271,128        7.35                $0.74               478,793          $0.72
   $0.82 - $2.06       388,800        8.21                $0.98               131,948          $1.22
   $2.19 - $5.63     1,527,402        8.84                $4.48               313,581          $3.16
 --------------------------------------------------------------------------------------------------------------
   $0.30 - $5.63     3,187,330        8.13                $2.56               924,322          $1.62
 --------------------------------------------------------------------------------------------------------------

NOTE 16. RESTRUCTURING CHARGES AND NON-RECURRING ITEMS

         In August 2000, the Company ceased manufacturing operations at its Philadelphia facility, and consolidated all manufacturing activities at its facility in Hayward, California, a process which is expected to take six to nine months to complete. The Philadelphia facility will continue as the Company's packaging, repackaging and distribution of finished products center. Additionally, a review of all manufactured products was undertaken in order to rationalize the product line consistent with these changes. This action was being taken to utilize the Company's resources in the most economic way and to resolve long-standing regulatory issues with the Philadelphia facility. The restructuring charges and non-recurring items related to this action amounted to $3,646,000 and are reflected in the financial statements for the year ended December 31, 2000.

NOTE 17. SUBSEQUENT EVENTS

Conversion of Preferred Stock

         In January 2001, CDIB (USA) converted its 4,500 shares of Series 1B Preferred Stock into 300,222 shares of common stock. Also, IMPAX's Chairman and Co-CEO, Charles Hsiao, Ph.D. converted his 5,000 shares of Series 2 Preferred Stock into 100,000 shares of common stock.

         In February 2001, Fleming US Discovery Fund III, L.P. converted its 43,093 shares of Series 1A into 2,154,650 shares of common stock and Fleming US Discovery Offshore Fund III, L.P. converted its 6,907 shares of Series 1A Preferred Stock into 345,350 shares of common stock.

         On March 1, 2001, Chemical Company of Malaysia Berhad converted its 42,030 shares of Series 1B Preferred Stock into 2,804,057 shares of common stock and its 10,000 shares of Series 2 Preferred Stock into 200,000 shares of common stock.

Litigation

         In January 2001, the Schering unit of the Schering Plough Corporation filed lawsuits against the Company in the U.S. District Court of New Jersey, alleging patent infringement related to the Company's filing of ANDAs for a generic version of Claritin(R)-D24 Hour (loratadine/pseudoephedrine sulfate) Extended Release Tablets and for a generic version of Claritin(R) (loratadine) Reditabs.

         In February 2001, the Schering unit of the Schering Plough Corporation filed a lawsuit against the Company in the U.S. District Court of New Jersey, alleging patent infringement related to the Company's filing of an ANDA for a generic version of Claritin(R)-D 12 Hour (loratadine/pseudoephedrine sulfate) Extended Release Tablets.

         In February 2001, AstraZeneca filed a lawsuit against the Company in the U.S. District Court of Delaware alleging patent infringement related to the Company's filing of an ANDA for a generic version of Prilosec(R) (Omeprazole) 40 mg Delayed-release Capsules.

         Please see additional information regarding these lawsuits in the Item
3. Legal Proceedings of this Form 10- KSB.

Employee Stock Purchase Plan

         In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (the "Plan"). Under this Plan, the Company will register 500,000 shares of common stock under a Form S-8 Registration Statement. The purpose of this Plan is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The Plan provides the opportunity to purchase the Company's common stock at a 15% discount to the market price through payroll deductions or lump-sum cash investments.