Form 10KSB/A
period 2000-12-31
IMPAX LABORATORIES INC
filed 2001-04-04
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

-------------------------------------------------------------------------------------------------------------
                                                                                          U.S. BRAND SALES
PROJECTS                       BRAND                       INNOVATOR                      ($ MILLION)  *
-------------------------------------------------------------------------------------------------------------
CONTROLLED-RELEASE
-------------------------------------------------------------------------------------------------------------
- Omeprazole                   Prilosec                     AstraZeneca PLC                   $  3,775
-------------------------------------------------------------------------------------------------------------
- Bupropion                    Wellbutrin SR                GlaxoSmithKline PLC               $    670
-------------------------------------------------------------------------------------------------------------
- Bupropion                    Zyban                        GlaxoSmithKline PLC               $    105
-------------------------------------------------------------------------------------------------------------
- Loratadine/PSE               Claritin D 24 hour           Schering-Plough Corporation       $    390
-------------------------------------------------------------------------------------------------------------
- Loratadine/PSE               Claritin D 12 hour           Schering-Plough Corporation       $    320
-------------------------------------------------------------------------------------------------------------
NICHE GENERIC
-------------------------------------------------------------------------------------------------------------
- Fenofibrate                  Tricor                       Abbott Laboratories               $    115
-------------------------------------------------------------------------------------------------------------
- Loratadine ODT               Claritin Reditabs            Schering-Plough Corporation       $    240
-------------------------------------------------------------------------------------------------------------
- Undisclosed                  N/A                          N/A                                    N/A
-------------------------------------------------------------------------------------------------------------

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

Oral administration represents the most common form of drug delivery, owing to its convenience and ease of use. Many orally administered immediate release drug products deliver the majority of its drug components within one to three hours. Hence many common drugs are administered every four to six hours. Patient non-compliance is a major problem for multiple dosing regimens.

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

The following table contains a list of the products the Company currently markets:

----------------------------------------------------------------------------------------------------------------------
IMPAX  PRODUCT                                    STRENGTH            ALTERNATIVE TO*            PRESCRIBED USE
======================================================================================================================
Chloroquine Phosphate Tablets                     250 mg        Aralen(R)                   Anti-malarial
----------------------------------------------------------------------------------------------------------------------
Lipram 4500 (Pancrelipase) Capsules               4500 units    Pancrease(R)                Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Lipram 10,000 (Pancrelipase) Capsules             10,000 units  Creon(R)10                  Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Lipram 20,000 (Pancrelipase) Capsules             20,000 units  Creon(R)20                  Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Lipram 10,000 (Pancrelipase) Capsules             10,000 units  Pancrease(R)MT 10           Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Lipram 16,000 (Pancrelipase) Capsules             16,000 units  Pancrease(R)MT 16           Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Lipram 20,000 (Pancrelipase) Capsules             20,000 units  Creon(R)20                  Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Lipram 12,000 (Pancrelipase) Capsules             12,000 units  Ultrase(R)MT16              Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Lipram 18,000 (Pancrelipase) Capsules             18,000 units  Ultrase(R) MT18             Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Lipram 20,000 (Pancrelipase) Capsules             20,000 units  Ultrase(R)MT20              Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Orphenadrine Citrate ER                           100 mg        Norflex(TM)                 Relief of musculoskeletal
                                                                                            condition
----------------------------------------------------------------------------------------------------------------------
Pancrelipase Tablets                              8000 units    Viokase(R)                  Pancreatic enzyme
                                                                                            replacement
----------------------------------------------------------------------------------------------------------------------
Sotalol  HCl  Tablets                             80 mg         Betapace(TM)                Treatment of ventricular
                                                                                            arrythmias
----------------------------------------------------------------------------------------------------------------------
Sotalol  HCl  Tablets                             120 mg        Betapace(TM)                Treatment of ventricular
                                                                                            arrythmias
----------------------------------------------------------------------------------------------------------------------
Sotalol  HCl  Tablets                             160 mg        Betapace(TM)                Treatment of ventricular
                                                                                            arrythmias
----------------------------------------------------------------------------------------------------------------------
Sotalol  HCl  Tablets                             240 mg        Betapace(TM)                Treatment of ventricular
                                                                                            arrythmias
----------------------------------------------------------------------------------------------------------------------

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

30831 HUNTWOOD AVENUE, HAYWARD, CA
----------------------------------

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

3735 CASTOR AVENUE, PHILADELPHIA, PA
------------------------------------

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

31153 SAN ANTONIO STREET, HAYWARD, CA
-------------------------------------

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

QUARTER ENDED                    HIGH                LOW
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

 s/s  CHARLES HSIAO, PH.D.    Chairman, Co-Chief Executive Officer and Director
---------------------------
     (Charles Hsiao, Ph.D.)


 s/s  BARRY R. EDWARDS        Co-Chief Executive Officer and Director
---------------------------   (Principal Executive Officer)
     (Barry R. Edwards)


 s/s  LARRY HSU, PH.D.        President, Co-Chief Operating Officer and Director
---------------------------
     (Larry Hsu, Ph.D.)



 s/s  CORNEL C. SPIEGLER       Chief Financial  Officer
---------------------------    (Principal Financial and Accounting Officer)
     (Cornel C. Spiegler)


 s/s  DAVID J. EDWARDS        Director
---------------------------
     (David J. Edwards)


 s/s  NIGEL FLEMING, PH.D.    Director
---------------------------
     (Nigel Fleming, Ph.D.)

 s/s  JASON LIN               Director
---------------------------
     (Jason Lin)


 s/s  MICHAEL MARKBREITER     Director
---------------------------
     (Michael Markbreiter)


 s/s  OH KIM SUN              Director
---------------------------
     (Oh Kim Sun)

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