Form 10QSB
period 2001-03-31
IMPAX LABORATORIES INC
filed 2001-05-07
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                                 --------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------

                            Impax Laboratories, Inc.
                            -------------------------
           (Name of small business issuer as specified in its charter)

                     Delaware                                 65-0403311
     ------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

                30831 Huntwood Ave., Hayward California        94544
             ----------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)
                    Issuer's telephone number (215) 289-2220
                                              --------------
                                 Not Applicable
     ---------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report.)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __X__ No ______

         As of April 30 , 2001, the number of shares outstanding of the issuer's common equity was 42,323,907 shares of common stock ($0.01 par value).
                            ----------
      Transitional Small Business Disclosure Format (Check One) Yes___ No _X_

PART  I  FINANCIAL  INFORMATION
ITEM  I  FINANCIAL  STATEMENTS

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                                 March 31,                 December 31,
                                                                                ----------                ------------
                                                                                   2001                       2000
                                                                                 --------                   --------
ASSETS
Current assets:
                Cash and cash equivalents                                        $ 10,937                   $ 11,448
                Short-term investments                                              2,874                      7,780
                Accounts receivable, net                                            2,470                      1,762
                Inventory                                                           2,269                      2,949
                Prepaid expenses and other assets                                     402                        370
                                                                                 --------                   --------
                            Total current assets                                   18,952                     24,309
Property, plant and equipment, net                                                  9,405                      9,699
Investments and other assets                                                          692                        692
Goodwill and intangibles, net                                                      31,637                     32,609
                                                                                 --------                   --------
                            Total assets                                         $ 60,686                   $ 67,309
                                                                                 ========                   ========

LIABILITIES  AND  STOCKHOLDERS' EQUITY
Current liabilities:

                Current portion of long-term debt                                   $ 144                      $ 144
                Accounts payable                                                    1,336                      2,276
                Notes payable                                                       1,522                      2,425
                Accrued expenses                                                    2,016                      1,662
                                                                                 --------                   --------
                            Total current liabilities                               5,018                      6,507
Long-term debt                                                                      1,310                      1,345
Accrued compensation                                                                  400                        400
                                                                                 --------                   --------
                                                                                    6,728                      8,252
                                                                                 --------                   --------
Mandatorily redeemable convertible preferred stock:

     Series 1 Mandatorily redeemable convertible preferred stock, $0.01 par value, 17,000 and 163,030 shares outstanding, at March 31, 2001,
     and at December 31, 2000, redeemable at $100 per share, respectively.          1,700                     16,303

     Series 2 Mandatorily redeemable convertible preferred stock, $0.01 par value, 75,000 and 120,000 shares outstanding, at March 31, 2001,
     and at December 31, 2000, redeemable at $100 per share, respectively.          7,500                     12,000
                                                                                 --------                   --------
                                                                                    9,200                     28,303
                                                                                 --------                   --------
Stockholders' equity:

     Common stock, $0.01 par value, 75,000,000 authorized and 42,290,225 and
     32,294,532 shares issued and outstanding at March 31, 2001 and
     at December 31, 2000, respectively.                                              423                        323
     Additional paid in capital                                                    95,867                     76,740
     Unearned compensation                                                         (1,003)                    (1,118)
     Accumulated deficit                                                          (50,529)                   (45,191)
                                                                                 --------                   --------
                Total stockholders' equity                                         44,758                     30,754
                                                                                 --------                   --------
                Total liabilities and stockholders' equity                       $ 60,686                   $ 67,309
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

                            IMPAX LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
             (dollars in thousands, except share and per share data)

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                      ------------------
                                                                                    2001                  2000 **
                                                                                -----------            -----------
Net sales                                                                       $     1,772            $     3,185

Cost of sales                                                                         2,276                  2,352
                                                                                -----------            -----------

Gross margin (loss)                                                                    (504)                   833

Research and development                                                              2,595                  2,608

Selling expenses                                                                        317                    331

General and administrative *                                                          2,159                  2,032

Other operating income, net                                                              25                     11
                                                                                -----------            -----------

Net loss from operations                                                             (5,550)                (4,127)

Interest income                                                                         262                     98

Interest expense                                                                        (50)                   (75)
                                                                                -----------            -----------

Net loss before cumulative effect of accounting change                               (5,338)                (4,104)

Cumulative effect of accounting change (SAB 101)                                          -                   (288)
                                                                                -----------            -----------

Net loss                                                                        $    (5,338)           $    (4,392)
                                                                                ===========            ===========

Net loss per share before cumulative effect of accounting change                $     (0.16)           $     (0.17)
                                                                                ===========            ===========

Net loss per share (basic and diluted)                                          $     (0.16)           $     (0.18)
                                                                                ===========            ===========

Weighted average common shares                                                  -----------            -----------
outstanding                                                                      33,951,876             24,808,129
                                                                                ===========            ===========


* Includes amortization of intangibles and goodwill of $972K in the quarter ended March 31, 2001, and $1,236K in the quarter ended March 31, 2000.

** Includes the effects of SAB 101. Excluding the impact of SAB 101, amounts previously reported for net sales and gross margin were $2,518K and $545K, respectively.

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                             STATEMENT OF CASH FLOWS

                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        ------------------
                                                                                  2001                    2000
                                                                                --------                 --------
Cash flows from operating activities:
              Net loss                                                          $ (5,338)                $ (4,392)
              Adjustments to reconcile net loss to net cash used by
                  operating activities:
                  Depreciation and amortization                                    1,344                    1,536
                  Non-cash compensation charge (warrants and options)                115                      111
                  Change in assets and liabilities:
                      Accounts receivable                                           (708)                     884
                      Inventory                                                      680                   (1,567)
                      Prepaid expenses and other assets                              (32)                     (56)
                      Accounts payable and accrued expenses                         (586)                     875
                                                                                --------                 --------
                           Net cash used in operating activities                  (4,525)                  (2,609)
                                                                                --------                 --------


Cash flows from investing activities:
              Purchases of property and equipment                                    (78)                    (226)
              Purchases of short-term investments                                      -                  (11,634)
              Sale and maturities of short-term investments                        4,906                        -
                                                                                --------                 --------
                          Net cash provided by (used in) investing activities      4,828                  (11,860)
                                                                                --------                 --------


Cash flows from financing activities:
              Notes payable borrowings (repayments)                                 (903)                     177
              Repayment of long-term debt                                            (35)                     (42)
              Proceeds from issuance of Series 2 preferred stock                       -                   15,000
              Proceeds from issuance of common stock upon exercise of
                  stock options and warrants                                         124                      202
                                                                                --------                 --------
                          Net cash (used in) provided by financing activities       (814)                  15,337
                                                                                --------                 --------
Net increase (decrease) in cash and cash equivalents                                (511)                     868
Cash and cash equivalents, beginning of year                                    $ 11,448                 $  7,413
                                                                                --------                 --------
Cash and cash equivalents, end of year                                          $ 10,937                 $  8,281
                                                                                ========                 ========
Supplemental cash flows information:
Cash paid for interest                                                          $     50                 $     75
                                                                                ========                 ========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               Three Months Ended
                                 March 31, 2001

Note 1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results of operations expected for the year ending December 31, 2001.

During 2000, IMPAX modified its revenue recognition policy to conform to the guidance set forth under the Staff Accounting Bulletin (SAB) 101. The application of the SAB 101 guidance to the Company's previous revenue recognition policy requires IMPAX to defer revenue recognition from the sale of product until the shipment of product is received and accepted by the customer, rather than recognizing revenue only upon shipment. The change in accounting policy resulted in a cumulative effect adjustment at January 1, 2000 of $288,000 and also resulted in an increase in revenue and gross margin of $667,000 and $288,000, respectively. This adjustment has been reflected in the results for the three months ended March 31, 2001.

In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

Note 2. Impax Laboratories, Inc. ("IMPAX" or the "Company") is the result of a business combination (see "Reverse acquisition" below) on December 14, 1999, of Impax Pharmaceuticals, Inc., a privately held drug delivery company, and Global Pharmaceutical Corporation ("Global"), a specialty generic pharmaceutical company.

The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and drug delivery technologies. The Company is currently marketing sixteen products, has ten applications under review with the Food and Drug Administration (FDA) and has approximately twenty additional products under development.

Impax Pharmaceuticals, Inc. was originally organized on September 27, 1994 as a California corporation. Global was formed in April 1993 to acquire the assets and liabilities of Richlyn Laboratories, Inc. Global commenced operations and began shipping products in September 1997.

The Company was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7 until the fourth quarter of 1999 when it began operations.

Reverse acquisition

Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), by and between Global and Impax Pharmaceuticals, Inc., on December 14, 1999, Impax Pharmaceuticals, Inc. was merged with and into Global with Impax Pharmaceuticals, Inc. stockholders receiving 3.3358 shares of Global common stock for each share of Impax Pharmaceuticals, Inc. common stock. Upon completion of the merger, Global changed its name to Impax Laboratories, Inc. For accounting purposes, the merger has been treated as the re-capitalization of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. deemed the acquirer of Global in a reverse acquisition. Therefore, the historical equity of the Company has been adjusted to reflect the conversion of Impax Pharmaceuticals, Inc. common stock to that of Global.

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
                                                                  --------
                                                                  $ 46,757
                                                                  ========

Included in the net assets acquired was in-process research and development (IPR&D) which represents the value assigned to research and development projects of Global that were in-process, but not yet completed at the date of acquisition. Amounts assigned to purchase IPR&D were expensed at the date of completion of the acquisition.

By utilizing projections, the IPR&D products were valued through the application of the risk-adjusted discounted cash flow method. In projecting cash flows, each of the research and development projects under development were reviewed to determine their stage of completeness. Management identified four products as IPR&D and estimated that these products were from 12% to 87% complete. For all of the above products the brand name drug patent has previously expired. The Company believes that the assumptions and forecasts used in valuing IPR&D were reasonable. No assurance can be given, however, that future events will transpire as estimated. As such, actual results may vary from estimated results.

Note 3. In December 2000, the Company signed a five year lease with WEBCOR Construction, Inc., for a building consisting of approximately 50,400 square feet and located in Hayward, California. The Company has two successive options to further extend the terms of the lease for additional periods of five years each. This site will be the primary tablet and capsule manufacturing facility of the Company.

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

Note 4. In January 2001, CDIB (USA) converted its 4,500 shares of Series 1B Preferred Stock into 300,222 shares of common stock. Also, IMPAX's Chairman and Co-CEO, Charles Hsiao, Ph.D. converted his 5,000 shares of Series 2 Preferred Stock into 100,000 shares of common stock.

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

On March 29 and 30, 2001, President Group (BVI) International Investment converted its 30,000 shares of Series 2 Preferred Stock into 600,000 shares of common stock and its 49,500 shares of Series 1B Preferred Stock into 3,302,421 shares of common stock, respectively.

Note 5. In January 2001, the Schering unit of the Schering Plough Corporation filed lawsuits against the Company in the U.S. District Court of New Jersey, alleging patent infringement related to the Company's filing of ANDA's for a generic version of Claritin(R)-D24 Hour (loratadine/pseudoephedrine sulfate) Extended Release Tablets and for a generic version of Claritin(R) (loratadine) Reditabs.

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

We believe we have strong defenses to the claims made by Schering Plough Corporation and AstraZeneca based upon non-infringement of these patents.

Note 6. In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (the "Plan"). Under this Plan, the Company has registered 500,000 shares of common stock under a Form S-8 Registration Statement. The purpose of this Plan is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The Plan provides the opportunity to purchase the Company's common stock at a 15% discount to the market price through payroll deductions or lump-sum cash investments.

Note 7. On April 9, 2001, the Company signed a Purchase Agreement with YHS USA, Inc., by which IMPAX will acquire the 30831 Huntwood Avenue building, which is currently leased. The purchase price is $3,800,000 and the closing will take place on or before June 30, 2001. This property, which is located in Hayward, California, consists of a 35,125 square foot building, which includes 5,173 square feet of second floor space, situated on a 1.88 acre parcel of land.

Note 8. Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding have been used to calculate both basic earnings per share and diluted earnings per share as the inclusion of the potential common shares would be anti-dilutive.

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

General

The Company is the result of a business combination on December 14, 1999 of Impax Pharmaceuticals, Inc., a privately held drug delivery company and Global Pharmaceutical Corporation, a specialty generic pharmaceutical company. Impax Pharmaceuticals, Inc. merged with and into Global with IMPAX stockholders receiving 3.3358 shares of Global common stock for each share of Impax Pharmaceuticals, Inc. At the conclusion of the merger, Impax Pharmaceuticals, Inc. stockholders held over 70% of the combined company. For accounting purposes, however, the merger has been treated as the re-capitalization of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. deemed the acquirer of Global in a reverse acquisition. As a reverse acquisition, the historical operating results prior to the merger are those of Impax Pharmaceuticals, Inc. and only include the operating results of Global after the merger. Additionally, in connection with the merger, Global changed its name to Impax Laboratories, Inc.

The Company is a technology based specialty pharmaceutical company applying its formulation and development expertise as well as its drug delivery technology to the development of controlled-release and niche generics in addition to the development of branded pharmaceutical products.

The Company is currently marketing sixteen generic products and has ten ANDA filings at the FDA that address more than $5.6 billion in annual U.S. branded product sales; seven of these filings were made under Paragraph IV of the Hatch-Waxman Amendments.

Results of Operations

The net loss for the three months ended March 31, 2001, was $5,338,000 compared to a net loss of $4,392,000 in the three months ended March 31, 2000. The increase in the net loss in 2001 compared to 2000 was primarily due to lower sales and higher cost of sales due to unabsorbed costs of the excess plant capacity in Philadelphia, and the start-up operating costs of the new plant in Hayward, California.

During 2000, IMPAX modified its revenue recognition policy to conform to the guidance set forth under the Staff Accounting Bulletin (SAB) 101. The application of the SAB 101 guidance to the Company's previous revenue recognition policy requires IMPAX to defer revenue recognition from the sale of product until the shipment of product is received and accepted by the customer, rather than recognizing revenue only upon shipment. The change in accounting policy resulted in a cumulative effect adjustment at January 1, 2000 of $288,000 and also resulted in an increase in revenue and gross margin of $667,000 and $288,000, respectively. This adjustment has been reflected in the results for the three months ended March 31, 2000.

The net sales for the three months ended March 31, 2001, were $1,772,000 compared to $3,185,000 for the same period in 2000. The decrease in sales from last year was due primarily to the discontinuation of certain products which were part of the product rationalization process which took place at the end of the third quarter of 2000.

The cost of sales for the three months ended March 31, 2001, was $2,276,000 compared to $2,352,000 for the same period in 2000. Included in the 2001 cost of sales are fixed, unabsorbed costs of the excess plant capacity in Philadelphia, primarily due to the transfer of the manufacturing operations from Philadelphia to Hayward and rationalization of its product line and the start-up operating cost of the new plant in Hayward.

The negative gross margin of $504,000 for the three months ended March 31, 2001, compared to the gross margin of $833,000 for the same period in 2000 was primarily due to lower sales, unabsorbed costs of the excess capacity in Philadelphia and the start-up operating cost of the new plant in Hayward.

The research and development expenses for the three months ended March 31, 2001, were $2,595,000 compared to $2,608,000 for the same period in 2000.

The selling expenses for the three months ended March 31, 2001, were $317,000 compared to $331,000 for the same period in 2000.

The general and administrative expenses for the three months ended March 31, 2001, were $2,159,000 compared to $2,032,000 for the same period in 2000. The increase was primarily due to legal expense and insurance premiums related to the patent infringement litigation cases. The amortization of intangibles and goodwill for the three months ended March 31, 2001, was by $264,000 lower than the prior year due to the intangibles impairment write-off of $2,037,000 in September 2000.

Interest income for the three months ended March 31, 2001, was $262,000 compared to $98,000 for the same period in 2000 primarily due to an increase in investment in cash equivalents.

Interest expense for the three months ended March 31, 2001, was $50,000 compared to $75,000 for the same period in 2000 due to the decrease in borrowing costs.

Liquidity and Capital Resources

Prior to the merger, Impax Pharmaceuticals, Inc. financed its research and development expenses and operating activity through private placements of equity. The aggregate proceeds raised by Impax Pharmaceuticals, Inc. was approximately $25,500,000 million.

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

Since July 1998, the Company has a revolving credit facility with GE Capital, providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company pays a fee of
 .125% per annum on the unused available portion of the credit line. At March 31, 2001, the Company had outstanding borrowings of $1,522,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings:

There has been substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Most of the brand name controlled-release products of which we are developing generic versions are covered by one or more patents. Under the Hatch-Waxman amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. This certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder's receipt of such certification. If the patent holder files suit, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by us, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we are successful, could have a material adverse effect on our results of operations and financial position.

During the past year, we have made seven Paragraph IV filings and, as expected, in each case the patent holder has filed suit against us. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

Prilosec (Omeprazole) Litigation

In May 2000, AstraZeneca AB and four of its related companies filed suit against us in the United States District Court in Delaware, claiming our submission of an ANDA for Omeprazole Delayed Release Capsules, 10 mg and 20 mg, constitutes infringement of six U.S. patents relating to the AstraZeneca Prilosec product. The action seeks an order enjoining us from marketing Omeprazole delayed release capsules, 10 and 20 mg., until February 4, 2014, and awarding costs and attorney fees. There is no claim for damages. AstraZeneca has filed essentially the same lawsuit against seven other generic pharmaceutical companies (Andrx, Genpharm, Cheminor, Kremers, LEK, Eon, and Mylan). Due to the number of these cases, a multi-district litigation proceeding, In re Omeprazole, MDL-1291, has been established to co-ordinate pretrial proceedings. We were added to the multi-district proceeding in September 2000.

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

Item 2.  Changes in securities:  None Applicable.

Item 3.  Defaults Upon Senior Securities:  None Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:  None Applicable

Item 5.  Other Information:  None Applicable

Item 6.  Exhibits and Reports on Form 8-K:


         (a)      Exhibits:

                  10.53 The Agreement of Purchase and Sale between Webcor San Antonio Street Associates, LLC and Impax Laboratories, Inc. regarding the 31153 San Antonio Street, Hayward, California facility dated January 4, 2001.
                  10.54 The Standard Offer, Agreement and Escrow for Purchase of Real Estate between Impax Laboratories, Inc (the "buyer"), Chicago Title Company (the "escrow holder"), and YHS USA, Inc. (the "seller") dated April 9, 2001.

         (b)  Reports on Form 8-K.

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