Form 10QSB
period 2001-06-30
IMPAX LABORATORIES INC
filed 2001-07-31
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB



           (Mark One)
    [ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                 --------------

    [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

            For the transition period from ___________ to ___________

                         Commission file number 0-27354
                            Impax Laboratories, Inc.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                                     65-0403311
      ------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

                  30831 Huntwood Ave., Hayward California 94544
           ----------------------------------------------------------
                    (Address of principal executive offices)
                    Issuer's telephone number (215) 289-2220

Not Applicable
(Former name, former address, and former fiscal year if changed since last report).



            As of July 25, 2001, the number of shares of common stock
              ($0.01 par value) outstanding was 45,876,201 shares.


  Transitional Small Business Disclosure Format (Check One) Yes       No    X
                                                                -----    ------

PART  I  FINANCIAL  INFORMATION

ITEM  I  FINANCIAL  STATEMENTS

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (unaudited)
                 (in thousands, except share and per share data)



                                                                                              June 30,         December 31,
                                                                                                2001              2000
                                                                                              --------         -----------
ASSETS
Current assets:
                     Cash and cash equivalents                                               $  46,006          $  11,448
                     Short-term investments                                                       --                7,780
                     Accounts receivable, net                                                    2,726              1,762
                     Inventory                                                                   2,875              2,949
                     Prepaid expenses and other assets                                             689                370
                                                                                             ---------          ---------
                                          Total current assets                                  52,296             24,309
Property, plant and equipment, net                                                              12,871              9,699
Investments and other assets                                                                       687                692
Goodwill and intangibles, net                                                                   30,665             32,609
                                                                                             ---------          ---------
                                          Total assets                                       $  96,519          $  67,309
                                                                                             =========          =========

LIABILITIES  AND  STOCKHOLDERS' EQUITY
Current liabilities:
                     Current portion of long-term debt                                       $     159          $     144
                     Accounts payable                                                            1,113              2,276
                     Notes payable                                                                 887              2,425
                     Accrued expenses                                                            2,750              1,662
                                                                                             ---------          ---------
                                          Total current liabilities                              4,909              6,507
Long-term debt                                                                                  25,729              1,345
Accrued compensation                                                                               400                400
                                                                                             ---------          ---------
                                                                                                31,038              8,252
                                                                                             ---------          ---------

Mandatorily redeemable convertible Preferred Stock:

      Series 1 mandatorily redeemable convertible Preferred Stock,
      $0.01 par value, 17,000 and 163,030 shares outstanding, at June 30, 2001, and
      at December 31, 2000, redeemable at $100 per share, respectively                           1,700             16,303

      Series 2 mandatorily redeemable convertible Preferred Stock,
      $0.01 par value, 75,000 and 120,000 shares outstanding, at June 30, 2001, and
      at December 31, 2000, redeemable at $100 per share, respectively                           7,500             12,000
                                                                                             ---------          ---------
                                                                                                 9,200             28,303
                                                                                             ---------          ---------
Stockholders' equity:

      Common stock, $0.01 par value, 75,000,000 authorized and 44,729,118 and 32,294,532 shares issued and outstanding at June 30, 2001, and
      at December 31, 2000, respectively                                                           447                323
      Additional paid in capital                                                               113,424             76,740
      Unearned compensation                                                                       (911)            (1,118)
      Accumulated deficit                                                                      (56,679)           (45,191)
                                                                                             ---------          ---------
                                          Total stockholders' equity                            56,281             30,754
                                                                                             ---------          ---------
                                          Total liabilities and stockholders' equity         $  96,519          $  67,309
                                                                                             =========          =========




   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                             STATEMENT OF OPERATIONS

                                   (unaudited)
             (dollars in thousands, except share and per share data)



                                                               Three Months Ended              Six Months Ended
                                                                    June 30,                       June 30,
                                                         ----------------------------    ----------------------------
                                                             2001            2000            2001           2000 **
                                                         ------------    ------------    ------------    ------------

Net sales                                                $      1,136    $      2,908    $      2,908    $      6,093

Cost of sales                                                   1,992           2,586           4,268           4,938
                                                         ------------    ------------    ------------    ------------

Gross margin (loss)                                              (856)            322          (1,360)          1,155

Research and development                                        2,415           2,995           5,010           5,603

Selling expenses                                                  806             329           1,123             660

General and administrative*                                     2,236           2,484           4,395           4,516

Other operating income, net                                        39             143              64             154
                                                         ------------    ------------    ------------    ------------

Net loss from operations                                       (6,274)         (5,343)        (11,824)         (9,470)

Interest income                                                   161             266             423             362

Interest expense                                                  (37)            (70)            (87)           (143)
                                                         ------------    ------------    ------------    ------------

Net loss before cumulative effect of accounting change         (6,150)         (5,147)        (11,488)         (9,251)

Cumulative effect of accounting change (SAB101)                  --              --              --              (288)
                                                         ------------    ------------    ------------    ------------

Net loss                                                 $     (6,150)   $     (5,147)   $    (11,488)   $     (9,539)
                                                         ============    ============    ============    ============

Net loss per share before cumulative effect of
      accounting change                                  $      (0.15)   $      (0.21)   $      (0.31)   $      (0.37)
                                                         ============    ============    ============    ============

Net loss per share (basic and diluted)                   $      (0.15)   $      (0.21)   $      (0.31)   $      (0.38)
                                                         ============    ============    ============    ============

Weighted average common shares
                                                         ------------    ------------    ------------    ------------
outstanding                                                41,138,673      24,900,197      37,565,128      24,854,535
                                                         ============    ============    ============    ============



* Includes amortization of intangibles and goodwill of $972K in the quarter ended June 30, 2001, and $1,944K in the six months ended June 30, 2001, compared to $1,236K in the quarter ended June 30, 2000, and $2,472K in the six months ended June 30, 2000.

** Includes the effects of SAB 101. Excluding the impact of SAB 101, amounts previously reported for net sales and gross margin were $5,426K and $867K, respectively.




   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                             STATEMENT OF CASH FLOWS

                                   (unaudited)
                             (dollars in thousands)





                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                              --------------------
                                                                                                2001         2000
                                                                                              --------    --------

Cash flows from operating activities:
       Net loss                                                                               $(11,488)   $ (9,539)
       Adjustments to reconcile net loss to net cash used by operating activities:
            Depreciation and amortization                                                        3,057       3,083
            Non-cash compensation charge (warrants and options)                                    260         222
            Change in assets and liabilities:
                  Accounts receivable                                                             (964)        731
                  Inventory                                                                         74      (3,590)
                  Prepaid expenses and other assets                                               (314)       (688)
                  Accounts payable and accrued expenses                                            (75)      1,609
                                                                                              --------    --------
                         Net cash used for operating activities                                 (9,450)     (8,172)
                                                                                              --------    --------

Cash flows from investing activities:
       Purchases of property and equipment                                                      (4,285)     (2,184)
       Purchases of short-term investments                                                        --        (7,789)
       Sales and maturities of short-term investments                                            7,780       1,974
                                                                                              --------    --------
                         Net cash provided by (used for) investing activities                    3,495      (7,999)
                                                                                              --------    --------

Cash flows from financing activities:
       Notes payable borrowings (repayments)                                                    (1,538)        536
       Additions to long-term debt borrowings                                                   24,470        --
       Repayment of long-term debt                                                                 (71)        (85)
       Proceeds from sale of common stock (net of expenses)                                     17,325        --
       Proceeds from issuance of Series 2 Preferred Stock (net of expenses)                       --        14,933
       Proceeds from issuance of common stock (upon exercise of stock options and warrants)        327         253
                                                                                              --------    --------

                         Net cash provided by financing activities                              40,513      15,637
                                                                                              --------    --------
Net increase (decrease) in cash and cash equivalents                                            34,558        (534)
Cash and cash equivalents, beginning of year                                                  $ 11,448    $  7,413
                                                                                              --------    --------
Cash and cash equivalents, end of period                                                      $ 46,006    $  6,879
                                                                                              ========    ========






   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                Six Months Ended
                         June 30, 2001 and June 30, 2000

Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results of operations expected for the year ending December 31, 2001.

During 2000, IMPAX modified its revenue recognition policy to conform to the guidance set forth under the Staff Accounting Bulletin (SAB) 101. The application of the SAB 101 guidance to the Company's previous revenue recognition policy requires IMPAX to defer revenue recognition from the sale of product until the shipment of product is received and accepted by the customer, rather than recognizing revenue only upon shipment. The change in accounting policy resulted in a cumulative effect adjustment at January 1, 2000 of $288,000 and also resulted in an increase in revenue and gross margin of $667,000 and $288,000, respectively. This adjustment has been reflected in the results for the six months ended June 30, 2001.

The interim financial data as of June 30, 2001, and for the six months ended June 30, 2001, and June 30, 2000, is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Note 2. Impax Laboratories, Inc. ("IMPAX" or the "Company") is the result of a business combination on December 14, 1999, of Impax Pharmaceuticals, Inc., a privately held drug delivery company, and Global Pharmaceutical Corporation ("Global"), a specialty generic pharmaceutical company.

The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and drug delivery technologies. The Company is currently marketing eighteen products, has eleven applications under review with the Food and Drug Administration (FDA) and has approximately twenty additional products under development.

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

The purchase price of $46,757,000 (including $489,000 of direct acquisition costs) was determined based on the fair value of Global's outstanding stock:

         The allocation of the purchase price is, as follows:       $ 000's
                                                                    -------

                  Current assets                                   $   7,983
                  Property, plant and equipment                        5,449
                  Intangible assets                                    4,728
                  In-process research and development                  1,379
                  Goodwill                                            34,727
                  Liabilities                                         (7,509)

                                                                   $  46,757

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

Note 3. In June 2001, the Company entered into a strategic alliance agreement for twelve controlled release pharmaceutical products with a subsidiary of Teva Pharmaceutical Industries Ltd. ("TEVA"). This agreement grants TEVA exclusive U.S. marketing rights and an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel for the following:

     o Five IMPAX products currently pending approval at the U.S. Food and Drug Administration (FDA);
     o Three products currently under development; and
     o Three additional products to be mutually agreed upon within 90 days.

In addition, TEVA was granted an option to acquire exclusive marketing rights to one other IMPAX product currently pending approval at the FDA.

As part of the transaction, IMPAX received a $22 million loan from TEVA, repayment of which will be forgiven upon IMPAX's attainment of certain milestones. In addition, TEVA will invest $15 million in the common stock of IMPAX according to a fixed schedule through June 2002; these equity purchases will be priced at market.

IMPAX and TEVA have also agreed to share equally in the development and legal costs on the six products not yet filed with the FDA. IMPAX has agreed to manufacture and supply TEVA's requirements for all the products subject to this agreement. In addition, IMPAX and TEVA generally will share the margins generated on sales of the licensed products.

TEVA, headquartered in Israel, is among the top 40 pharmaceutical companies and among the largest generic pharmaceutical companies in the world. Over 85% of TEVA's sales are outside Israel, mainly in North America and Europe. TEVA develops, manufactures and markets generic and branded pharmaceuticals and active pharmaceutical ingredients.

Note 4. In June 2001, the Company issued 2,187,500 shares of common stock for aggregate proceeds of $17,500,000 to accredited investors. The proceeds of this private placement are expected to fund research and development efforts and general corporate needs.

Note 5. In June 2001, the FDA approved the Company's ANDA to market terbutaline sulfate (2.5mg and 5mg) tablets, a generic version of Brethine(R). Brethine, which is marketed by Novartis for the prevention and reversal of bronchospasm, had sales of approximately $15 million in the U.S. during 2000.

Note 6. In June 2001, the Company acquired its previously leased 35,125 square feet building on 30831 Huntwood Avenue, Hayward, California for $3,800,000. To partially finance this acquisition, the Company obtained a $2,470,000 term loan from CATHAY BANK. The loan has a maturity of 7 years with a 25 year amortization at a fixed interest rate of 8.17%. This building is currently the primary Research and Development center for the Company as well as a manufacturing facility.

Note 7. In December 2000, the Company signed a five year lease with WEBCOR Construction, Inc., for a building consisting of approximately 50,400 square feet and located in Hayward, California. The Company has two successive options to further extend the terms of the lease for additional periods of five years each. This site will be the primary tablet and capsule manufacturing facility of the Company.

According to the terms of the lease agreement, the Company had the option to purchase this property for $4,900,000. On January 4, 2001, the Company exercised the option to purchase this property and signed an Agreement of Purchase with Webcor San Antonio Street Associates, LLC ("Seller") with closing taking place between September 1 and November 30, 2001. Under the terms of this agreement, IMPAX has the right to assign its acquisition rights to an investment group managed by Charles Hsiao, Ph.D., Chairman and Co-CEO of the Company. If IMPAX decides to reverse its decision of acquiring the property prior to September 2, 2001, the Company is then required to pay the Seller liquidated damages totaling $30,000 and the lease agreement will continue.

The Company retained WEBCOR Construction, Inc. to convert the San Antonio Street Building into a manufacturing facility for the production of oral dosage pharmaceutical products. The renovation of this facility will cost approximately $10.7 million and is expected to be completed by the middle of 2002.

Note 8. In July 2001, the Company's shares were added to the Russell 2000(R) Index. Created by the Frank Russell Co., this index measures the performance of the 2,000 smallest companies in the Russell 3000(R) Index, which represents approximately 8 percent of the total market capitalization of the Russell 3000(R) Index.

Frank Russell Co. reconstitutes its indices yearly on July 1. As of the latest reconstitution, the average market capitalization of stocks in the Russell 2000 was approximately $580 million.

Note 9. In July 2001, the holders of the remaining shares of Series 1B Preferred Stock converted their aggregate 17,000 shares into 1,134,166 shares of common stock.

Note 10. In July 2001, the Company notified GE Capital that it will not seek the renewal of its $5 million revolving credit facility that expires at the end of July 2001.

Note 11. In January 2001, the Schering unit of the Schering Plough Corporation filed lawsuits against the Company in the U.S. District Court of New Jersey, alleging patent infringement related to the Company's filing of ANDA's for a generic version of Claritin(R)-D 24 Hour (loratadine/pseudoephedrine sulfate) Extended Release Tablets and for a generic version of Claritin(R) (loratadine) Reditabs.

In February 2001, the Schering unit of the Schering Plough Corporation filed a lawsuit against the Company in the U.S. District Court of New Jersey, alleging patent infringement related to the Company's filing of an ANDA for a generic version of Claritin(R)-D 12 Hour (loratadine/pseudoephedrine sulfate) Extended Release Tablets.

In February 2001, AstraZeneca AB filed a lawsuit against the Company in the U.S. District Court of Delaware alleging patent infringement related to the Company's filing of an ANDA for a generic version of Prilosec(R) (Omeprazole) 40 mg Delayed-release Capsules.

In March 2001, Abbott Laboratories and Fournier Industrie et Sante<180> and a related company filed a lawsuit against IMPAX in the U.S. District Court in Chicago, Illinois claiming that IMPAX's submission of an ANDA for Fenofibrate (Micronized) Capsules, 134mg, constitutes infringement of a U.S. patent owned by Fournier and exclusively licensed to Abbott, relating to Abbott's TRICOR(R) product.

We believe we have strong defenses to the claims made by Schering Plough Corporation, AstraZeneca and Abbott/Fournier based upon non-infringement, invalidity and unenforceability.

Note 12. In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (the "Plan"). Under this Plan, the Company has registered 500,000 shares of common stock under a Form S-8 Registration Statement. The purpose of this Plan is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The Plan provides the opportunity to purchase the Company's common stock at a 15% discount to the market price through payroll deductions or lump-sum cash investments.

Note 13. Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding have been used to calculate both basic earnings per share and diluted earnings per share as the inclusion of the potential common shares would be anti-dilutive.

Mandatorily redeemable convertible stock of 2,634,166 shares, warrants to purchase 2,888,266 shares and stock options to purchase 3,144,460 shares were outstanding at June 30, 2001, but were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

The Company is currently marketing eighteen generic products and has eleven ANDA filings at the FDA that address more than $5.7 billion in annual U.S. branded product sales; seven of these filings were made under Paragraph IV of the Hatch-Waxman Amendments.

 In June 2001, the Company entered into a strategic alliance agreement for twelve controlled release pharmaceutical products with a subsidiary of Teva Pharmaceutical Industries Ltd. ("TEVA"). This agreement grants TEVA exclusive U.S. marketing rights and an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel for the following:

     o Five IMPAX products currently pending approval at the U.S. Food and Drug Administration (FDA);
     o Three products currently under development; and
     o Three additional products to be mutually agreed upon within 90 days.

In addition, TEVA was granted an option to acquire exclusive marketing rights to one other IMPAX product currently pending approval at the FDA.

As part of the transaction, IMPAX received a $22 million loan from TEVA, repayment of which will be forgiven upon IMPAX's attainment of certain milestones. In addition, TEVA will invest $15 million in the common stock of IMPAX according to a fixed schedule through June 2002; these equity purchases will be priced at market.

IMPAX and TEVA have also agreed to share equally in the development and legal costs on the six products not yet filed with the FDA. IMPAX has agreed to manufacture and supply TEVA's requirements for all the products subject to this agreement. In addition, IMPAX and TEVA generally will share the margins generated on sales of the licensed products.

TEVA, headquartered in Israel, is among the top 40 pharmaceutical companies and among the largest generic pharmaceutical companies in the world. Over 85% of TEVA's sales are outside Israel, mainly in North America and Europe. TEVA develops, manufactures and markets generic and branded pharmaceuticals and active pharmaceutical ingredients.

In June 2001, the FDA approved the Company's ANDA to market terbutaline sulfate (2.5mg and 5mg) tablets, a generic version of Brethine(R). Brethine, which is marketed by Novartis for the prevention and reversal of bronchospasm, had sales of approximately $15 million in the U.S. during 2000.

During the three months ended June 30, 2001, the Company filed two additional ANDAs for generic versions of undisclosed branded products bringing to a total of four ANDAs filed with the FDA for the six months ended June 30, 2001.

Results of Operations

Three months ended June 30, 2001

The net loss for the three months ended June 30, 2001, was $6,150,000 compared to a net loss of $5,147,000 in the three months ended June 30, 2000. The increase in the net loss in 2001 compared to 2000 was primarily attributable to lower sales and lower gross margins due to unabsorbed costs of the excess plant capacity in Philadelphia, and the start-up operating costs of the new plant in Hayward, California.

The net sales for the three months ended June 30, 2001, were $1,136,000 compared to $2,908,000 for the same period in 2000. The decrease in sales from last year was due primarily to the discontinuation of certain products which were part of the product rationalization process which took place the end of the third quarter of 2000, returns of such products and delays in delivery of certain products from an outside manufacturing contractor.

The cost of sales for the three months ended June 30, 2001, was $1,992,000 compared to $2,586,000 for the same period in 2000. Included in the 2001 cost of sales are fixed, unabsorbed costs of the excess plant capacity in Philadelphia, primarily due to the transfer of the manufacturing operations from Philadelphia to Hayward and rationalization of the Company's product line and the start-up operating cost of the new plant in Hayward.

The negative gross margin of $856,000 for the three months ended June 30, 2001, compared to the gross margin of $322,000 for the same period in 2000 was primarily due to lower sales, unabsorbed costs of the excess capacity in Philadelphia, the start-up operating cost of the new plant in Hayward and returns of discontinued products.

The research and development expenses for the three months ended June 30, 2001, were $2,415,000 compared to $2,995,000 for the same period in 2000; the 2001 expenses included a credit of $300,000 representing TEVA's share of costs for certain products in development.

The selling expenses for the three months ended June 30, 2001, were $806,000 compared to $329,000 for the same period in 2000. The increase in selling expenses in 2001 compared to 2000 was primarily due to expenses related to the TEVA agreement and additional personnel costs.

The general and administrative expenses for the three months ended June 30, 2001, were $2,236,000 compared to $2,484,000 for the same period in 2000. The amortization of intangibles and goodwill for the three months ended June 30, 2001, was $264,000 lower than the prior year due to the intangibles impairment write-off of $2,037,000 in September 2000.

Other operating income for the three months ended June 30, 2001, was $39,000 compared to $143,000 for the same period in 2000 due to lower license fees earned in 2001.

Interest income for the three months ended June 30, 2001, was $161,000 compared to $266,000 for the same period in 2000 primarily due to a decrease in investment in cash equivalents.

Interest expense for the three months ended June 30, 2001, was $37,000 compared to $70,000 for the same period in 2000 due to the decrease in borrowing costs and lower interest rates.

Six months ended June 30, 2001

The net loss for the six months ended June 30, 2001, was $11,488,000 compared to a net loss of $9,539,000 in the six months ended June 30, 2000. The increase in net loss in 2001 compared to 2000 was primarily due to lower sales and lower gross margins due to unabsorbed costs of the excess plant capacity in Philadelphia, and the start-up operating costs of the new plant in Hayward, California.

During 2000, IMPAX modified its revenue recognition policy to conform to the guidance set forth under the Staff Accounting Bulletin (SAB) 101. The application of the SAB 101 guidance to the Company's previous revenue recognition policy requires IMPAX to defer revenue recognition from the sale of product until the shipment of product is received and accepted by the customer, rather than recognizing revenue only upon shipment. The change in accounting policy resulted in a cumulative effect adjustment at January 1, 2000 of $288,000 and also resulted in an increase in revenue and gross margin of $667,000 and $288,000, respectively. This adjustment has been reflected in the results for the six months ended June 30, 2000.

The net sales for the six months ended June 30, 2001, were $2,908,000 compared to $6,093,000 for the same period in 2000. The decrease in sales from last year was due primarily to the discontinuation of certain products which were part of the product rationalization process which took place at the end of the third quarter of 2000, returns of such products and delays in delivery of certain products from an outside manufacturing contractor during the three months ended June 30, 2001.

The cost of sales for the six months ended June 30, 2001, was $4,268,000 compared to $4,938,000 for the same period in 2000. Included in the 2001 cost of sales are fixed, unabsorbed costs of the excess plant capacity in Philadelphia, primarily due to the transfer of the manufacturing operations from Philadelphia to Hayward and rationalization of the Company's product line, and the start-up operating cost of the new plant in Hayward.

The negative gross margin of $1,360,000 for the three months ended June 30, 2001, compared to the gross margin of $1,155,000 for the same period in 2000 was primarily due to lower sales, unabsorbed costs of the excess capacity in Philadelphia, the start-up operating cost of the new plant in Hayward and returns of discontinued products.

The research and development expenses for the six months ended June 30, 2001, were $5,010,000 compared to $5,603,000 for the same period in 2000; the 2001 expenses included a credit of $300,000 representing TEVA's share of costs for certain products in development.

The selling expenses for the six months ended June 30, 2001, were $1,123,000 compared to $660,000 for the same period in 2000. The increase in selling expenses in 2001 compared to 2000 was primarily due to expenses related to the TEVA agreement and additional personnel costs.

The general and administrative expenses for the six months ended June 30, 2001, were $4,395,000 compared to $4,516,000 for the same period in 2000. The amortization of intangibles and goodwill for the six months ended June 30, 2001, was $528,000 lower than the prior year due to the intangibles impairment write-off of $2,037,000 in September 2000.

Other operating income for the six months ended June 30, 2001, was $64,000 compared to $154,000 for the same period in 2000 due to lower license fees earned in 2001.

Interest income for the six months ended June 30, 2001, was $423,000 compared to $362,000 for the same period in 2000 primarily due to an increase in investment in cash equivalents.

Interest expense for the six months ended June 30, 2001, was $87,000 compared to $143,000 for the same period in 2000 due to the decrease in borrowing costs and lower interest rates.

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

Since July 1998, the Company had a revolving credit facility with GE Capital, providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. Amounts borrowed under the credit facility bear interest, payable monthly, at the Index Rate plus 4% per annum. The Index Rate is the latest rate for 30-day dealer placed commercial paper published in the "Money Rates" section of The Wall Street Journal. The Company pays a fee of
 .125% per annum on the unused available portion of the credit line. At June 30, 2001, the Company had outstanding borrowings of $887,000. In July 2001, the Company notified GE Capital that it will not seek the renewal of this credit facility that expires at the end of July 2001.

In March 2000, the Company issued 150,000 shares of Mandatorily Redeemable Convertible Series 2 Preferred Stock for aggregate proceeds of $15,000,000. The proceeds of this private placement were used towards funding research and development efforts, capital expenditures and general corporate needs.

In November and December 2000, the Company issued 2,739,216 shares of common stock for aggregate proceeds of $16,500,000 to accredited investors. The proceeds of this private placement were targeted towards funding research and development efforts, capital expenditures and general corporate needs.

In June 2001, the Company entered into a strategic alliance agreement for twelve controlled release pharmaceutical products with TEVA. This agreement grants TEVA exclusive marketing rights for these products; please see Note 3 for more details. As part of this transaction, IMPAX received in June 2001, a $22 million loan from TEVA bearing an annual interest rate of 8%. The loan and related interest is to be forgiven upon IMPAX's attainment of certain milestones. In addition, TEVA will invest $15 million in IMPAX's common stock according to a fixed schedule through June 2002; these equity purchases will be priced at market.

In June 2001, the Company issued 2,187,500 shares of common stock for aggregate proceeds of $17,500,000 to accredited investors. The proceeds of this private placement are expected to fund research and development efforts and general corporate needs.

In June 2001, the Company obtained a $2,470,000 term loan from CATHAY BANK to partially finance the $3,800,000 acquisition of its previously leased 30831 Huntwood Avenue, Hayward, California facility. The loan has a maturity of 7 years with a 25 year amortization at a fixed interest rate of 8.17%.

As of June 30, 2001, the Company committed to spend approximately $10.7 million for the next twelve months in converting the currently leased San Antonio Street, Hayward, California building into a manufacturing facility for the production of oral dosage pharmaceutical products. In addition, IMPAX plans to acquire this facility from WEBCOR Construction, Inc., for $4,900,000 in the fourth quarter of 2001. The Company may seek a term loan to partially finance this acquisition.

In addition, the Company expects to spend approximately $1.5 million in retrofitting the Huntwood Avenue facility to accommodate increased research and development capacity.

The Company believes that it has adequate financing for its 2001 operational plan; however, it may seek additional funds for its future development plans, primarily in the branded pharmaceutical area.

New Financial Accounting Standards

In July 2001, the Financial Accounting Standards Broad (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". This Statement addresses financial accounting and reporting for business combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. In addition during July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Management is currently assessing the effect the adoption of SFAS No. 141 and SFAS No.142 will have on the Company's results of operations, financial position or cash flows.

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

Prilosec (Omeprazole) Litigation

In May 2000, AstraZeneca AB and four of its related companies, filed suit against IMPAX in the United States District Court in Wilmington, Delaware claiming that IMPAX's submission of an ANDA for Omeprazole Delayed Release Capsules, 10mg and 20mg, constitutes infringement of six U.S. patents relating to AstraZeneca's Prilosec(R) product. The action seeks an order enjoining IMPAX from marketing Omeprazole Delayed Release Capsules, 10mg and 20mg, until February 4, 2014, and awarding costs and attorney fees. There is no claim for damages.

In February 2001, AstraZeneca and the same related companies filed the same suit against IMPAX in the same federal court in Delaware, for infringement based upon IMPAX's amendment to its ANDA adding 40mg strength Omeprazole Delayed Release Capsules.

AstraZeneca has filed essentially the same lawsuit against nine other generic pharmaceutical companies (Andrx, Genpharm, In re Omeprazole Patent Litigation, MDL-1291, has been established to coordinate pre-trial proceedings. Both lawsuits filed by AstraZeneca et al. against IMPAX have been transferred to the multidistrict litigation. In the multidistrict litigation, the district court has ruled that one of the six patents-in-suit is not infringed by the sale of a generic omeprazole product and another is invalid. These rulings effectively eliminate two of the six patents from the litigation.

A scheduling order has been entered setting the deadlines for discovery and pretrial matters in the multidistrict litigation proceeding. Pursuant to the scheduling order, IMPAX's counsel has received documents from AstraZeneca, and is in the process of reviewing these documents and conducting additional discovery. Once discovery and pretrial matters are concluded, the case will be returned to the U.S. District Court in Delaware for trial.

IMPAX has strong defenses to the claims made by AstraZeneca in the lawsuit based upon noninfringement and invalidity of the patents-in-suit.

In March 2001, AstraZeneca advised all of the defendants in the multidistrict litigation that four new patents had been added to the FDA's Orange Book as Omeprazole patents. IMPAX has filed Paragraph IV certifications asserting that its Omeprazole Delayed Release Capsules will not infringe valid claims of the four newly listed patents. The forty-five (45) day period for AstraZeneca to file suit against IMPAX under the four patents expires on August 6, 2001.

Tricor (Fenofibrate) Litigation

In August 2000, Abbott Laboratories and Fournier Industrie et Sante and a related company, filed suit against IMPAX in the United States District Court in Chicago, Illinois, claiming that IMPAX's submission of an ANDA for Fenofibrate (Micronized) Capsules, 67mg, constitutes infringement of a U.S. patent owned by Fournier and exclusively licensed to Abbott, relating to Abbott's TRICOR(R) product.

In December 2000, Abbott and Fournier filed a second action against IMPAX in the same court making the same claims against IMPAX's 200mg Fenofibrate (Micronized) Capsules. A third action was filed against IMPAX's 134mg Fenofibrate (Micronized) Capsules in March 2001. All three actions seek an injunction preventing IMPAX from marketing its fenofibrate products until January 19, 2009, and an award of damages for any commercial manufacture, use or sale of IMPAX's fenofibrate product, together with costs and attorney fees.

Abbott and Fournier have filed essentially the same lawsuits against Novopharm and TEVA, also in the U.S. District Court in Chicago.

IMPAX has responded to the complaints by asserting that its fenofibrate product does not infringe the patent-in-suit and by asserting that the patent-in-suit is invalid and not enforceable against IMPAX. A scheduling order has been entered in the case which anticipates the case being ready for trial in the spring of 2002. The parties are now engaged in the discovery phase of the litigation. IMPAX has strong defenses based upon non-infringement, invalidity and unenforceability.

Wellbutrin SR and Zyban (Bupropion) Litigation

In October 2000, Glaxo Wellcome, Inc. plc ("Glaxo") filed a lawsuit against IMPAX in the United States District Court, Northern District of California, claiming that the Company's submission of two ANDAs for Bupropion Hydrochloride constitutes infringement of several patents owned by Glaxo relating to Glaxo's Wellbutrin SR and Zyban products. The action seeks to enjoin IMPAX from receiving approval of its application prior to the expiration date of Glaxo's patent, award the plaintiff preliminary and final injunctions enjoining IMPAX from continued infringement of its patent and award the plaintiff such other and further relief as the Court may deem proper. Glaxo has already filed suit against Andrx and Watson (only with regard to Wellbutrin SR) for similar ANDA filings. The case is currently in discovery. On July 23, 2001, a status hearing was held before U.S. District Judge Marilyn Patel. At that hearing, Judge Patel agreed with the Company's position that there was no need for a "Markman" hearing on the construction of the claims of the patent in question - U.S. Patent No. 5,427,798 ("798 Patent"). Judge Patel further agreed to permit IMPAX to file a motion for summary judgment that the '798 Patent is not infringed by the formulation of bupropion hydrochloride that the Company has requested FDA approval for. Briefs on this issue will be filed in August and September, and will be heard on October 1, 2001. It is IMPAX's position that it does not literally infringe the '798 patent, and that the Doctrine of Equivalents cannot be applied because of prosecution history estoppel. The Company believes that it has strong defenses to the claims made by Glaxo in the lawsuit.

Claritin (Loratadine) Litigation

In January 2001, Schering Corporation sued IMPAX in the United States District Court for the District of New Jersey (Case No. 01-0009), alleging that its proposed loratadine and pseudoephedrine sulfate 24-hour extended release tablets, containing 10mgs of loratadine and 240mgs of pseudoephedrine sulfate, infringe the claims of U.S. Patent Nos. 4,659,716 (the "716 patent") and 5,314,697

(the "697 patent"). Schering has sought to enjoin IMPAX from obtaining FDA approval to market 24-hour extended release tablets until the '697 patent expires in 2012. Schering has also sought monetary damages should IMPAX use, sell or offer to sell its loratadine product prior to the expiration of the '697 patent.

In January 2001, Schering sued IMPAX in the United States District Court for the District of New Jersey (Case No. 01-0279), alleging that its proposed orally-disintegrating loratadine tablets ("Reditabs") infringe claims of the '716 patent. Schering has sought to enjoin IMPAX from obtaining FDA approval to market its generic Reditab product until the '716 patent expires in 2004. Schering has also sought monetary damages should IMPAX use, sell or offer to sell its loratadine product prior to the expiration of the '716 patent. IMPAX filed the Answer to the Complaint denying that it infringes any valid and/or enforceable claim of the '716 patent.

In February 2001, Schering sued IMPAX in the United States District Court for the District of New Jersey (Case No 01-0520), alleging that its proposed loratadine and pseudoephedrine sulfate 12-hour extended release tablets, containing 5mgs of loratadine and 120mgs of pseudoephedrine sulfate, infringes claims of the '716 patent. Schering has sought to enjoin IMPAX from obtaining approval to market its 12-hour extended release tablets until the '716 patent expires in 2004. Schering has also sought monetary damages should IMPAX use, sell or offer to sell its loratadine product prior to the expiration of the '716 patent. IMPAX filed the Answer to the Complaint denying that it infringes any valid and/or enforceable claim of the '716 patent.

Schering previously filed similar suits against other pharmaceutical companies (Geneva, TEVA, Andrx, Mylan, Zenith and American Home Products) in the United States District Court for the District of New Jersey. These actions have been consolidated for pretrial purposes with the actions against us. Fact discovery has been completed regarding the '716 patent and expert discovery regarding this patent has begun. Fact discovery is on-going regarding the '697 patent.

The Company believes that it has strong defenses to the claims made by Schering in these lawsuits.

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

Item 2.  Changes in securities:

On June 27, 2001, the Company sold, in a private placement, 2,187,500 shares of common stock to certain "accredited investors," as such term is defined in Rule 501 (a) under the Securities Act of 1933, as amended (the "Act"), for an aggregate consideration of $17,500,000. The transaction was exempt from the registration requirements of the Act pursuing to Section 4(2) of the Act.

Item 3.  Defaults Upon Senior Securities:  None Applicable

Item 4.  Submission of Matters to a Vote of Security Holders:

         At the Company's Annual Meeting of Stockholders held on May 8, 2001, the following actions were approved, by the votes indicated:

a)  Eleven directors were elected:

          Leslie Z. Benet, Ph.D.    32,123,216        For         28,027        Abstaining
          Robert L. Burr            32,124,443        For         26,800        Abstaining
          Barry R. Edwards          31,273,993        For        877,250        Abstaining
          David J. Edwards          32,124,443        For         26,800        Abstaining
          Nigel Fleming, Ph.D.      32,124,443        For         26,800        Abstaining
          Charles Hsiao, Ph.D.      31,269,303        For        881,940        Abstaining
          Larry Hsu, Ph.D.          30,969,081        For      1,182,162        Abstaining
          Jason Lin                 31,377,888        For        773,355        Abstaining
          Michael Markbreiter       32,124,443        For         26,800        Abstaining
          Oh Kim Sun                31,379,015        For        772,228        Abstaining
          Michael G. Wokasch        32,124,343        For         26,900        Abstaining

b) The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2001 was ratified, as follows:

                  32,122,189    For  26,627   Against    1,427    Abstaining

Item 5.  Other Information:  None Applicable.

Item 6.  Exhibits and Reports on Form 8-K:

a)       Exhibits:

10.55 Strategic Alliance Agreement between TEVA PHARMACEUTICALS CURACAO N.V. and IMPAX LABORATORIES, INC. dated June 27, 2001.
10.56    Business Loan Agreement between IMPAX LABORATORIES, INC.
         and CATHAY BANK dated June 22, 2001.


Reports on Form 8-K:

The Company filed on July 3, 2001, a report on Form 8-K providing information with respect to the Strategic Alliance Agreement between the Company and TEVA PHARMACEUTICALS CURACAO N.V.







SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







IMPAX  LABORATORIES, INC.






           By:  /s/  BARRY  R.  EDWARDS
           ----------------------------
           Co-Chief Executive Officer             (Principal Executive Officer)


           By:  /s/ CORNEL C. SPIEGLER
           ----------------------------
           Chief Financial Officer                (Principal Financial and
                                                  Accounting Officer)