Form 10QSB
period 2001-09-30
IMPAX LABORATORIES INC
filed 2001-10-31
CIK 1003642

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB



(Mark One)
    [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended          September 30, 2001
                                           -------------------------------------

    [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

          For the transition period from ___________ to ___________

                         Commission file number 0-27354
                                                -------

                            Impax Laboratories, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       65-0403311
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                  30831 Huntwood Ave., Hayward California 94544
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number (215) 289-2220
                                              -----------------
                                 Not Applicable
                                 --------------
              (Former name, former address, and former fiscal year
                         if changed since last report).



As of October 24, 2001, the number of shares of common stock ($0.01 par value) outstanding was 46,302,383 shares.



     Transitional Small Business Disclosure Format (Check One) Yes /_/  No /X/

PART  I  FINANCIAL  INFORMATION

ITEM  I  FINANCIAL  STATEMENTS

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (unaudited)
                 (in thousands, except share and per share data)


                                                                                         September 30,               December 31,
                                                                                              2001                        2000
                                                                                      ------------------          ------------------
ASSETS
Current assets:
                     Cash and cash equivalents                                              $ 9,512                    $ 11,448
                     Short-term investments                                                  32,232                       7,780
                     Accounts receivable, net                                                 3,282                       1,762
                     Inventory                                                                3,556                       2,949
                     Prepaid expenses and other assets                                        1,167                         370
                                                                                        -----------                  ----------
                                          Total current assets                               49,749                      24,309
Property, plant and equipment, net                                                           15,820                       9,699
Investments and other assets                                                                    637                         692
Goodwill and intangibles, net                                                                29,693                      32,609
                                                                                        -----------                  ----------
                                          Total assets                                     $ 95,899                    $ 67,309
                                                                                        ===========                  ==========

LIABILITIES  AND  STOCKHOLDERS' EQUITY
Current liabilities:
                     Current portion of long-term debt                                        $ 152                       $ 144
                     Accounts payable                                                         3,429                       2,276
                     Notes payable                                                                -                       2,425
                     Accrued expenses                                                         2,926                       1,662
                                                                                        -----------                  ----------
                                          Total current liabilities                           6,507                       6,507
Long-term debt                                                                                3,693                       1,345
Accrued compensation                                                                            400                         400
Refundable deposit                                                                           22,438                           -
                                                                                        -----------                  ----------
                                                                                             33,038                       8,252
                                                                                        -----------                  ----------

Mandatorily redeemable convertible Preferred Stock:

      Series 1 mandatorily redeemable convertible Preferred Stock, $0.01 par value, 0 and 163,030 shares outstanding, at September 30, 2001, and
      at December 31, 2000, redeemable at $100 per share, respectively                            -                      16,303

      Series 2 mandatorily redeemable convertible Preferred Stock, $0.01 par value, 75,000 and 120,000 shares outstanding, at September 30, 2001,
      and at December 31, 2000, redeemable at $100 per share, respectively.                   7,500                      12,000
                                                                                        -----------                  ----------
                                                                                              7,500                      28,303
                                                                                        -----------                  ----------
Stockholders' equity:

      Common stock, $0.01 par value, 75,000,000 authorized 46,298,264 and
      32,294,532 shares issued and outstanding at September 30, 2001, and
      at December 31, 2000, respectively.                                                       462                         323
      Additional paid in capital                                                            119,138                      76,740
      Unearned compensation                                                                    (792)                     (1,118)
      Accumulated deficit                                                                   (63,447)                    (45,191)
                                                                                        -----------                  ----------
                                          Total stockholders' equity                         55,361                      30,754
                                                                                        -----------                  ----------
                                          Total liabilities and stockholders' equity       $ 95,899                    $ 67,309
                                                                                        ===========                  ==========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                             STATEMENT OF OPERATIONS

                                   (unaudited)
             (dollars in thousands, except share and per share data)



                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                 -----------------------------         ----------------------------
                                                                     2001              2000               2001              2000**
                                                                 -----------        ----------         ----------        ----------
Net sales                                                            $ 1,658           $ 2,777            $ 4,566           $ 8,870

Cost of sales                                                          2,247             2,921              6,515             7,859
                                                                 -----------        ----------         ----------        ----------

Gross margin (loss)                                                     (589)             (144)            (1,949)            1,011

Research and development                                               3,673             2,958              8,983             8,445

Less: TEVA payments                                                     (399)                -               (699)                -
                                                                 -----------        ----------         ----------        ----------

Research and development, net                                          3,274             2,958              8,284             8,445

Selling expenses                                                         592               401              1,715             1,061

General and administrative*                                            2,269             2,617              6,664             7,249

Other operating income, net                                                -                61                 64               215

Restructuring charges and non-recurring items***                           -             3,646                  -             3,646
                                                                 -----------        ----------         ----------        ----------

Net loss from operations                                              (6,724)           (9,705)           (18,548)          (19,175)

Interest income                                                          412               198                835               560

Interest expense                                                        (457)             (111)              (544)             (254)
                                                                 -----------        ----------         ----------        ----------

Net loss before cumulative effect of accounting change                (6,769)           (9,618)           (18,257)          (18,869)

Cumulative effect of accounting change (SAB101)                            -                 -                  -              (288)
                                                                 -----------        ----------         ----------        ----------

Net loss                                                            $ (6,769)         $ (9,618)         $ (18,257)        $ (19,157)
                                                                 ===========        ==========         ==========        ==========

Net loss per share before cumulative effect of accounting change    $      -          $      -          $       -         $   (0.76)
                                                                 ===========        ==========         ==========        ==========

Net loss per share (basic and diluted)                              $  (0.15)         $  (0.38)         $   (0.46)        $   (0.77)
                                                                 ===========        ==========         ==========        ==========

Weighted average common shares outstanding                        45,943,604        25,094,236         39,932,294        24,843,452
                                                                 ===========        ==========         ==========        ==========

     * Includes amortization of intangibles and goodwill of $969K in the quarter ended September 30, 2001, and $2,913K in the nine months ended September 30 2001, compared to $1,151K in the quarter ended September 30, 2000, and $3,623K in the nine months ended September 30, 2000.

     ** Includes the effects of SAB 101. Excluding the impact of SAB 101, amounts previously reported for net sales and gross margin were $8,203K and $723K, respectively.

     *** Includes one time write-off of $2,037K in intangibles, $957K in inventory and $652K in assets impairment due to ceasing of manufacturing in the Philadelphia facility and rationalizing the product line.

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                             STATEMENT OF CASH FLOWS

                                   (unaudited)
                             (dollars in thousands)


                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                  -------------------------------
                                                                                                     2001                 2000
                                                                                                  ----------           ----------
Cash flows from operating activities:
       Net loss                                                                                    $ (18,257)           $ (19,157)
       Adjustments to reconcile net loss to net cash used by operating activities:
            Depreciation and amortization                                                              4,601                6,629
            Non-cash assets impairment write-off                                                           -                  652
            Non-cash compensation charge (warrants and options)                                          260                  337
            Change in assets and liabilities:
                  Accounts receivable                                                                 (1,520)                 978
                  Inventory                                                                             (607)              (1,648)
                  Prepaid expenses and other assets                                                     (742)                (564)
                  Accounts payable and other liabilities                                               2,855                  393
                                                                                                  ----------           ----------
                         Net cash used for operating activities                                      (13,410)             (12,380)
                                                                                                  ----------           ----------

Cash flows from investing activities:
       Purchases of property and equipment                                                            (7,672)              (2,799)
       Purchases of short-term investments                                                           (32,232)              (7,789)
       Sales and maturities of short-term investments                                                  7,780                4,974
                                                                                                  ----------           ----------
                         Net cash provided by (used for) investing activities                        (32,124)              (5,614)
                                                                                                  ----------           ----------

Cash flows from financing activities:
       Notes payable borrowings (repayments)                                                          (2,425)                 843
       Additions to long-term debt borrowings                                                          2,470                    -
       Repayment of long-term debt                                                                      (114)                (128)
       Refundable deposit                                                                             22,000                    -
       Proceeds from sale of common stock (net of expenses)                                           21,055                    -
       Proceeds from issuance of Series 2 Preferred Stock (net of expenses)                                -               14,933
       Proceeds from issuance of common stock (upon exercise of stock options and warrants)              612                  266
                                                                                                  ----------           ----------
                         Net cash provided by financing activities                                    43,598               15,914
                                                                                                  ----------           ----------

Net (decrease) in cash and cash equivalents                                                         $ (1,936)            $ (2,080)
Cash and cash equivalents, beginning of year                                                        $ 11,448             $  7,413
                                                                                                  ----------           ----------
Cash and cash equivalents, end of period                                                            $  9,512             $  5,333
                                                                                                  ==========           ==========



   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                Nine Months Ended
                    September 30, 2001 and September 30, 2000

Note 1: The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results of operations expected for the year ending December 31, 2001.

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

The interim financial data as of September 30, 2001, and for the nine months ended September 30, 2001, and September 30, 2000, is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods, including an increase in the reserve for sales returns for active and discontinued products of approximately $480,000 for the three months and approximately $900,000 for the nine months ended September 30, 2001.

Note 2. Impax Laboratories, Inc. ("IMPAX" or the "Company") is the result of a business combination on December 14, 1999, of Impax Pharmaceuticals, Inc., a privately held drug delivery company, and Global Pharmaceutical Corporation ("Global"), a specialty generic pharmaceutical company.

The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and drug delivery technologies. The Company is currently marketing twenty products, has thirteen applications under review with the Food and Drug Administration (FDA) and has approximately twenty additional products under development.

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

The purchase price of $46,757,000 (including $489,000 of direct acquisition costs) was determined based on the fair value of Global's outstanding stock:

         The allocation of the purchase price is, as follows:        $ 000's
                                                                     -------

                  Current assets                                    $   7,983
                  Property, plant and equipment                         5,449
                  Intangible assets                                     4,728
                  In-process research and development                   1,379
                  Goodwill                                             34,727
                  Liabilities                                          (7,509)
                                                                    ---------
                                                                    $  46,757


Included in the net assets acquired was in-process research and development (IPR&D) which represents the value assigned to research and development projects of Global that were in-process, but not yet completed at the date of acquisition. Amounts assigned to purchase IPR&D were expensed at the date of completion of the merger.

Note 3. In June 2001, the Company entered into a strategic alliance agreement for twelve controlled release pharmaceutical products with a subsidiary of Teva Pharmaceutical Industries Ltd. ("TEVA"). This agreement grants TEVA exclusive U.S. marketing rights and an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel for the following:

     o Five IMPAX products currently pending approval at the U.S. Food and Drug Administration (FDA);
     o   Three products currently under development; and
     o Three additional products to be mutually agreed upon within 90 days which has been extended by another 60 days from the agreement date.

In addition, TEVA has the option to acquire exclusive marketing rights to one other IMPAX product currently pending approval at the FDA.

As part of the transaction, IMPAX received a $22 million refundable deposit from TEVA, repayment of which will be forgiven upon IMPAX's attainment of certain milestones. In addition, TEVA is required to invest $15 million in the common stock of IMPAX according to a fixed schedule through June 2002; these equity purchases will be priced at market. The first purchase was completed on September 17, 2001, when TEVA purchased 238,353 shares of IMPAX common stock for aggregate proceeds of $3,750,000.

IMPAX and TEVA have also agreed to share equally in the development and legal costs on the six products not yet filed with the FDA. TEVA's share for these expenses was $399,000 for the three months ended September 30, 2001, and $699,000 for the nine months ended September 30, 2001, respectively. IMPAX has agreed to manufacture and supply TEVA's requirements for all the products subject to this agreement. In addition, IMPAX and TEVA generally will share the margins generated on sales of the licensed products.

TEVA, headquartered in Israel, is among the top 40 pharmaceutical companies and among the largest generic pharmaceutical companies in the world. Over 85% of TEVA's sales are outside Israel, mainly in North America and Europe. TEVA develops, manufactures and markets generic and branded pharmaceuticals and active pharmaceutical ingredients.

Note 4. In June 2001, the Company issued 2,187,500 shares of common stock for aggregate proceeds of $17,500,000 to accredited investors. The proceeds of this private placement are being used to fund research and development efforts and general corporate needs.

Note 5. In June 2001, the FDA approved the Company's ANDA to market Terbutaline Sulfate (2.5mg and 5mg) tablets, a generic version of Brethine(R). Brethine, which is marketed by Novartis for the prevention and reversal of bronchospasm, had sales of approximately $15 million in the U.S. during 2000. In August 2001, the Company reintroduced two products which were previously discontinued:
Methitest(TM), a generic alternative to Android/Testred and Aminobenzoate Potassium, a generic alternative to Potaba.

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

The Company retained WEBCOR Construction, Inc. to convert the San Antonio Street Building into a manufacturing facility for the production of oral dosage form pharmaceutical products. The renovation of this facility will cost approximately $10.7 million and is expected to be completed by the middle of 2002.

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

In March 2001, Abbott Laboratories and Fournier Industrie et Sante' and a related company filed a lawsuit against IMPAX in the U.S. District Court in Chicago, Illinois claiming that IMPAX's submission of an ANDA for Fenofibrate (Micronized) Capsules, 134mg, constitutes infringement of a U.S. patent owned by Fournier and exclusively licensed to Abbott, relating to Abbott's TRICOR(R) product.

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

Mandatorily redeemable convertible stock of 1,500,000 shares, warrants to purchase 2,798,266 shares and stock options to purchase 3,202,370 shares were outstanding at September 30, 2001, but were not included in the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

The Company is currently marketing twenty generic products and has thirteen ANDA filings at the FDA that address more than $7.3 billion in annual U.S. branded product sales; seven of these filings were made under Paragraph IV of the Hatch-Waxman Amendments.

In June 2001, the Company entered into a strategic alliance agreement for twelve controlled release pharmaceutical products with a subsidiary of Teva Pharmaceutical Industries Ltd. ("TEVA"). This agreement grants TEVA exclusive U.S. marketing rights and an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel for the following:

     o Five IMPAX products currently pending approval at the U.S. Food and Drug Administration (FDA);
     o   Three products currently under development; and
     o Three additional products to be mutually agreed upon within 90 days which has been extended by another 60 days from the agreement date.

In addition, TEVA has the option to acquire exclusive marketing rights to one other IMPAX product currently pending approval at the FDA.

As part of the transaction, IMPAX received a $22 million refundable deposit from TEVA, repayment of which will be forgiven upon IMPAX's attainment of certain milestones. In addition, TEVA is required to invest $15 million in the common stock of IMPAX according to a fixed schedule through June 2002; these equity purchases will be priced at market. The first purchase was completed on September 17, 2001, when TEVA purchased 238,353 shares of IMPAX common stock for aggregate proceeds of $3,750,000.

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

In August 2001, the Company reintroduced two products, which were previously discontinued: Methitest(TM), a generic alternative to Android/Testred and Aminobenzoate Potassium, a generic alternative to Potaba.

During the three months ended September 30, 2001, the Company filed two additional ANDAs for generic versions of undisclosed branded products bringing to a total of six ANDAs filed with the FDA for the nine months ended September 30, 2001.

Results of Operations

Three months ended September 30, 2001

The net loss for the three months ended September 30, 2001, was $6,769,000 compared to a net loss of $9,618,000 in the three months ended September 30, 2000. The decrease from last year was primarily due to the restructuring charges and non-recurring items of $3,646,000 included in the net loss for the three months ended September 30, 2000, partially offset by lower sales and higher research and development expenses in 2001.

The net sales for the three months ended September 30, 2001, were $1,658,000 compared to $2,777,000 for the same period in 2000. The decrease in sales from last year was due primarily to the discontinuation of certain products which were part of the product rationalization process which took place the end of the third quarter of 2000.

The cost of sales for the three months ended September 30, 2001, was $2,247,000 compared to $2,921,000 for the same period in 2000. Included in the 2001 cost of sales are fixed, unabsorbed costs of the excess plant capacity in Philadelphia, primarily due to the transfer of the manufacturing operations from Philadelphia to Hayward and rationalization of the Company's product line and the start-up operating cost of the new plant in Hayward.

The negative gross margin of $589,000 for the three months ended September 30, 2001, compared to the negative gross margin of $144,000 for the same period in 2000 was primarily due to lower sales, unabsorbed costs of the excess capacity in Philadelphia, the start-up operating cost of the new plant in Hayward partially offset by improved gross margin percentages for the products introduced in 2001.

The research and development expenses for the three months ended September 30, 2001, were $3,673,000 compared to $2,958,000 for the same period in 2000; the increase in 2001 costs was primarily due to higher personnel costs. The 2001 expenses were reduced by a credit of $399,000 representing TEVA's share of costs for certain products in development.

The selling expenses for the three months ended September 30, 2001, were $592,000 compared to $401,000 for the same period in 2000. The increase in selling expenses in 2001 compared to 2000 was primarily due to additional personnel and advertising costs.

The general and administrative expenses for the three months ended September 30, 2001, were $2,269,000 compared to $2,617,000 for the same period in 2000. The decrease in general and administrative expenses in 2001 compared to 2000 was primarily due to lower patent litigation and related insurance costs and a reduction in the amortization of intangibles and goodwill.

Interest income for the three months ended September 30, 2001, was $412,000 compared to $198,000 for the same period in 2000 primarily due to increases in cash equivalents and short term investments due to TEVA's refundable deposit and June 2001 private placement of equity.

Interest expense for the three months ended September 30, 2001, was $457,000, which included interest on refundable deposit from TEVA of $438,000, compared to $111,000 for the same period in 2000

Nine months ended September 30, 2001

The net loss for the nine months ended September 30, 2001, was $18,257,000 compared to a net loss of $19,157,000 in the nine months ended September 30, 2000. The decrease from last year was primarily due to the restructuring charges and non-recurring items of $3,646,000 included in the net loss for the nine months ended September, 30, 2000, partially offset by lower sales and lower gross margins due to unabsorbed costs of the excess plant capacity in Philadelphia, and the start-up operating costs of the new plant in Hayward, California and to higher research and development expenses.

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

The net sales for the nine months ended September 30, 2001, were $4,566,000 compared to $8,870,000 for the same period in 2000. The decrease in sales from last year was due primarily to the discontinuation of certain products which were part of the product rationalization process which took place at the end of the third quarter of 2000 and delays in delivery of certain products from an outside manufacturing contractor during the nine months ended September 30, 2001.

The cost of sales for the nine months ended September 30, 2001, was $6,515,000 compared to $7,859,000 for the same period in 2000. Included in the 2001 cost of sales are fixed, unabsorbed costs of the excess plant capacity in Philadelphia, primarily due to the transfer of the manufacturing operations from Philadelphia to Hayward and rationalization of the Company's product line, and the start-up operating cost of the new plant in Hayward.

The negative gross margin of $1,949,000 for the nine months ended September 30, 2001, compared to the gross margin of $1,011,000 for the same period in 2000 was primarily due to lower sales, unabsorbed costs of the excess capacity in Philadelphia and the start-up operating cost of the new plant in Hayward.

The research and development expenses for the nine months ended September 30, 2001, were $8,983,000 compared to $8,445,000 for the same period in 2000; the increase in 2001 costs was primarily due to higher personnel costs. The 2001 expenses were reduced by a credit of $699,000 representing TEVA's share of costs for certain products in development.

The selling expenses for the nine months ended September 30, 2001, were $1,715,000 compared to $1,061,000 for the same period in 2000. The increase in selling expenses in 2001 compared to 2000 was primarily due to expenses related to sales and marketing agreements, additional personnel and advertising costs.

The general and administrative expenses for the nine months ended September 30, 2001, were $6,664,000 compared to $7,249,000 for the same period in 2000. The decrease in general and administrative expenses in 2001 compared to 2000 was primarily due to lower patent litigation and related insurance costs and a reduction in the amortization of intangibles and goodwill.

Other operating income for the nine months ended September 30, 2001, was $64,000 compared to $215,000 for the same period in 2000 due to lower license fees earned in 2001.

Interest income for the nine months ended September 30, 2001, was $835,000 compared to $560,000 for the same period in 2000 primarily due to increases in cash equivalents and short term investments due to TEVA's refundable deposit and June 2001 private placement of equity.

Interest expense for the nine months ended September 30, 2001, was $544,000, which included interest on refundable deposit from TEVA of $438,000 compared to $254,000 for the same period in 2000.

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

Since July 1998, the Company had a revolving credit facility with GE Capital, providing financing to the Company of up to $5 million based on levels of accounts receivable and inventory. In July 2001, the Company notified GE Capital that it would not seek the renewal of this credit facility that expires at the end of July 2001.

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

In June 2001, the Company entered into a strategic alliance agreement for twelve controlled release pharmaceutical products with TEVA. This agreement grants TEVA exclusive marketing rights for these products; please see Note 3 to the financial statements for more details. As part of this transaction, IMPAX received in June 2001, a $22 million refundable deposit from TEVA bearing an annual interest rate of 8%. The deposit and related interest is to be forgiven upon IMPAX's attainment of certain milestones. In addition, TEVA is required to invest $15 million in IMPAX's common stock according to a fixed schedule through June 2002; these equity purchases will be priced at market. The first purchase was completed when TEVA purchased 238,353 shares of IMPAX common stock for aggregate proceeds of $3,750,000.

In June 2001, the Company issued 2,187,500 shares of common stock for aggregate proceeds of $17,500,000 in a private placement to accredited investors. The proceeds of this private placement are being used to fund research and development efforts and general corporate needs.

In June 2001, the Company obtained a $2,470,000 term loan from CATHAY BANK to partially finance the $3,800,000 acquisition of its previously leased 30831 Huntwood Avenue, Hayward, California facility. The loan has a maturity of 7 years with a 25 year amortization at a fixed interest rate of 8.17%.

As of June 30, 2001, the Company committed to spend approximately $10.7 million for the next twelve months in converting the currently leased San Antonio Street, Hayward, California building into a manufacturing facility for the production of oral dosage form pharmaceutical products. In addition, IMPAX plans to acquire this facility from WEBCOR Construction, Inc., for $4.9 million in the fourth quarter of 2001. The Company received a commitment letter from CATHAY BANK for up to $3.3 million to partially finance this acquisition.

In addition, the Company expects to spend approximately $1.5 million in renovating the Huntwood Avenue facility to accommodate increased research and development capacity.

The Company believes that it has adequate financing for its 2001 and 2002 operational plans; however, it may seek additional funds for its future development plans, primarily in the branded pharmaceutical area.

New Financial Accounting Standards

In June 2001, the Financial Accounting Standards Broad (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". This Statement addresses financial accounting and reporting for business combinations, and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. In addition during June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001.

In July 2001, the FASB issued SFAS No.143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This statement applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business". The provisions of SFAS No. 144 will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively.

Management is currently assessing the effect the adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 will have on the Company's results of operations, financial position or cash flows.

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

During the past twenty one months, we have made seven Paragraph IV filings and, as expected, in each case the patent holder has filed suit against us. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

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

AstraZeneca has filed essentially the same lawsuit against nine other generic pharmaceutical companies (Andrx, Genpharm, Cheminor, Kremers, LEK, Eon, Mylan, etc.). Due to the number of cases, a multi-district litigation proceeding, In re Omeprazole Patent Litigation, MDL-1291, has been established to coordinate pre-trial proceedings. Both lawsuits filed by AstraZeneca et al. against IMPAX have been transferred to the multidistrict litigation. In the multidistrict litigation, the district court has ruled that one of the six patents-in-suit is not infringed by the sale of a generic omeprazole product and another is invalid. These rulings effectively eliminate two of the six patents from the litigation.

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

In March 2001, AstraZeneca advised all of the defendants in the multidistrict litigation that four new patents had been added to the FDA's Orange Book as Omeprazole patents. IMPAX has filed Paragraph IV certifications asserting that its Omeprazole Delayed Release Capsules will not infringe valid claims of the four newly listed patents. The forty-five (45) day period for AstraZeneca to file suit against IMPAX under the four patents expired on August 6, 2001. AstraZeneca did not file suit on these patents against IMPAX and any other generic company that filed Paragraph IV certification for these patents.

Tricor (Fenofibrate) Litigation

In August 2000, Abbott Laboratories and Fournier Industrie et Sante' and a related company, filed suit against IMPAX in the United States District Court in Chicago, Illinois, claiming that IMPAX's submission of an ANDA for Fenofibrate (Micronized) Capsules, 67mg, constitutes infringement of a U.S. patent owned by Fournier and exclusively licensed to Abbott, relating to Abbott's TRICOR(R) product.

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

IMPAX has responded to the complaints by asserting that its fenofibrate product does not infringe the patent-in-suit and by asserting that the patent-in-suit is invalid and not enforceable against IMPAX. A scheduling order has been entered in the case which anticipates the case being ready for trial in the spring of 2002. The parties are now engaged in the discovery phase of the litigation. IMPAX believes it has strong defenses based upon non-infringement, invalidity and unenforceability.

Wellbutrin SR and Zyban (Bupropion) Litigation

In October 2000, Glaxo Wellcome, Inc. plc ("Glaxo") filed a lawsuit against IMPAX in the United States District Court, Northern District of California, claiming that the Company's submission of two ANDAs for Bupropion Hydrochloride constitutes infringement of several patents owned by Glaxo relating to Glaxo's Wellbutrin SR and Zyban products. The action seeks to enjoin IMPAX from receiving approval of its application prior to the expiration date of Glaxo's patent, award the plaintiff preliminary and final injunctions enjoining IMPAX from continued infringement of its patent and award the plaintiff such other and further relief as the Court may deem proper. Glaxo has already filed suit against Andrx and Watson (only with regard to Wellbutrin SR) for similar ANDA filings. The case is currently in discovery. On July 23, 2001, a status hearing was held before U.S. District Judge Marilyn Patel. At that hearing, Judge Patel agreed with the Company's position that there was no need for a "Markman" hearing on the construction of the claims of the patent in question - U.S. Patent No. 5,427,798 ("798 Patent"). Judge Patel further agreed to permit IMPAX to file a motion for summary judgment that the '798 Patent is not infringed by the formulation of bupropion hydrochloride that the Company has requested FDA approval for. Briefs on this issue were filed in August and September, and were heard in October 2001. It is IMPAX's position that it does not literally infringe the '798 patent, and that the Doctrine of Equivalents cannot be applied because of prosecution history estoppel. The Company believes that it has strong defenses to the claims made by Glaxo in the lawsuit.

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

Schering previously filed similar suits against other pharmaceutical companies (Geneva, TEVA, Andrx, Mylan, Zenith and American Home Products) in the United States District Court for the District of New Jersey. These actions have been consolidated for pretrial purposes with the actions against us. Fact discovery has been completed regarding the '716 patent and expert discovery regarding this patent is to conclude by the end of October 2001. According to the schedule recently entered by the Court, the initial dispositive motions on the '716 patent are due by October 31, 2001. The Court has set February 13, 2002, as the date for oral argument on those dispositive motions.

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

         a)    Exhibits:  None Applicable

         b)    Reports on Form 8-K:

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



                             IMPAX  LABORATORIES, INC.



                             By:  /s/  BARRY  R.  EDWARDS
                                  --------------------------------
                                  Co-Chief Executive Officer
                                  (Principal Executive Officer)


                             By:  /s/ CORNEL C. SPIEGLER
                                  --------------------------------
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)