Form 10-K
period 2001-12-31
IMPAX LABORATORIES INC
filed 2002-03-21
CIK 1003642

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________

                       Commission file number 33-99310-NY

                            IMPAX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                        65-0403311
     (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)

          30831 Huntwood Avenue
               Hayward, CA                                         94544
(Address of principal executive offices)                        (Zip Code)

                                 (510) 476-2000
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act.
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the Nasdaq Stock Market on March 5, 2002) was approximately $264,200,000.(1) As of March 5, 2002, there were 46,759,408 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Stockholders, which is expected to be filed no later than 120 days after the Registrant's fiscal year ended December 31, 2001.

================================================================================

(1) The aggregate market value of the voting stock set forth equals the number of shares of the Company's common stock outstanding reduced by the amount of common stock held by officers, directors and shareholders owning 10% or more of the Company's common stock, multiplied by $10.30, the last reported sale price for the Company's common stock on March 5, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                            IMPAX LABORATORIES, INC.

                               INDEX TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                                                                     Page
                                                                                                                     ----
                                     PART I

ITEM 1.       Business..........................................................................................        4
ITEM 2.       Properties........................................................................................       17
ITEM 3.       Legal Proceedings.................................................................................       18
ITEM 4.       Submission of Matters to a Vote of Security Holders...............................................       20

                                     PART II

ITEM 5.       Market for Registrant's Common Equity and Related Stockholder Matters.............................       20
ITEM 6.       Selected Financial Data...........................................................................       21
ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............       22
ITEM 7a.      Quantitative and Qualitative Disclosures About Market Risk........................................       38
ITEM 8.       Financial Statements and Supplementary Data.......................................................       38
ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..............       38

                                    PART III

ITEM 10.      Directors and Executive Officers of the Registrant................................................       38
ITEM 11.      Executive Compensation............................................................................       38
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management....................................       38
ITEM 13.      Certain Relationships and Related Transactions....................................................       39

                                     PART IV

ITEM 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................       39

                                     PART I

When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.

The Company's business and results of operations are affected by a wide variety of factors that could materially and adversely affect the Company and its actual results, including, but not limited to, the ability to obtain governmental approvals on additional products (including, to the extent appropriate governmental approvals are not obtained, the inability to manufacture and sell products), the impact of competitive products and pricing, product demand and market acceptance, new product development, reliance on key strategic alliances, uncertainty of patent litigation filed against the Company, availability of raw materials, and the regulatory environment. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the company involves various risks, including those referred to above, and those which are detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements or to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

Introduction

Impax Laboratories, Inc. ("we," "us," "our," "the Company" or "IMPAX") is a technology-based, specialty pharmaceutical company focused on the development and commercialization of generic and brand name pharmaceuticals, utilizing our controlled-release and other in-house development and formulation expertise. In the generic pharmaceuticals market, we are primarily focusing our efforts on selected controlled-release generic versions of brand name pharmaceuticals. We are also developing other generic pharmaceuticals which we believe present one or more competitive barriers to entry, such as difficulty in raw materials sourcing, complex formulation or development characteristics, or special handling requirements. In the brand name pharmaceuticals market, we are developing products for the treatment of central nervous system, or CNS, disorders. Our initial brand name product portfolio consists of development-stage projects to which we are applying our formulation and development expertise to develop differentiated, modified, or controlled-release versions of currently marketed drug substances. We intend to expand our brand name products portfolio primarily through internal development and, in addition, through licensing and acquisition.

IMPAX markets its generic products through its Global Pharmaceuticals division and intends to market its branded products through the Impax Pharmaceuticals division. Prior to December 14, 1999, the Company was known as Global Pharmaceutical Corporation ("Global"). On December 14, 1999, Impax Pharmaceuticals, Inc., a privately held drug delivery company, was merged into the Company and the Company changed its name to Impax Laboratories, Inc. For accounting purposes, however, the acquisition has been treated as the recapitalization of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. deemed the acquirer of Global in a reverse acquisition.

IMPAX, a Delaware Corporation, maintains its headquarters in Hayward, California, in a 35,125 square foot facility which also serves as the primary development center of the Company. A second facility of 50,400 square feet, located in Hayward, California, is currently under construction to serve as the primary manufacturing center. A third facility, located in Philadelphia, Pennsylvania, serves as the primary commercial center, with sales, packaging, and distribution occurring in this 113,000 square foot facility.

We have developed seven different proprietary controlled-release delivery technologies that can be utilized with a variety of oral dosage forms and drug release rates. We believe that these technologies are flexible and can be applied to a variety of pharmaceutical products, both generic and branded.

Overview

As of December 31, 2001, we had 15 ANDAs pending at the FDA for generic versions of brand name pharmaceuticals. The 2001 U.S. sales for the brand name pharmaceuticals were approximately $8.0 billion. We have approximately 17 other products in various stages of development for which ANDAs have not yet been filed. These products are for generic versions of brand name pharmaceuticals that had 2001 U.S. sales that were approximately $4.0 billion.

The following table sets forth information about nine ANDAs that are pending with the FDA, all of which have been filed under Paragraph IV of the Hatch-Waxman Amendments. In addition, we filed ANDAs for one other controlled-release and five other generic products, with total U.S. sales for 2001 of $320 million.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                          2001 U.S. Brand
Projects                         Brand                        Innovator                                 Sales (in millions)
-----------------------------------------------------------------------------------------------------------------------------
Controlled-release
-----------------------------------------------------------------------------------------------------------------------------
- Omeprazole                     Prilosec                     AstraZeneca PLC                                   $4,611
-----------------------------------------------------------------------------------------------------------------------------
- Bupropion                      Wellbutrin SR                GlaxoSmithKline PLC                               $1,143
-----------------------------------------------------------------------------------------------------------------------------
- Bupropion                      Zyban                        GlaxoSmithKline PLC                                  $94
-----------------------------------------------------------------------------------------------------------------------------
- Loratadine/PSE                 Claritin D 24 hour           Schering-Plough Corporation                         $528
-----------------------------------------------------------------------------------------------------------------------------
- Loratadine/PSE                 Claritin D 12 hour           Schering-Plough Corporation                         $396
-----------------------------------------------------------------------------------------------------------------------------
- Fexofenadine/PSE               Allegra D                    Aventis Pharmaceuticals                             $357
-----------------------------------------------------------------------------------------------------------------------------
- Oxycodone HCL                  Oxycontin                    Purdue Pharmaceuticals L.P.                         $415
-----------------------------------------------------------------------------------------------------------------------------
Other generic
-----------------------------------------------------------------------------------------------------------------------------
- Fenofibrate*                   Tricor                       Abbott Laboratories                                 $238
-----------------------------------------------------------------------------------------------------------------------------
- Loratadine ODT                 Claritin Reditabs            Schering-Plough Corporation                         $332
-----------------------------------------------------------------------------------------------------------------------------

*Tentative approval from FDA received on February 20, 2002.

We have three brand name projects under development. These projects are for improved versions of brand name pharmaceuticals that had 2001 U.S. sales of approximately $1.5 billion. We expect to file our first product application with the FDA from these projects in the first half of 2002. We are currently evaluating three additional brand name projects.

We currently market 20 generic pharmaceuticals, which represent dosage variations of seven different pharmaceutical compounds. Our existing customer base includes large pharmaceutical wholesalers, warehousing chain drug stores, mass merchandisers and mail-order pharmacies. We do not currently market any brand name pharmaceuticals.

On June 27, 2001, we entered into a strategic alliance agreement with a subsidiary of Teva Pharmaceuticals Industries, Ltd. for 12 controlled-release generic pharmaceutical products. The agreement grants Teva exclusive U.S. marketing rights, and an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel, for five of our products pending approval at the FDA and six products under development. In addition, we granted Teva an option to acquire exclusive marketing rights to one other product currently pending approval at the FDA. Of the six products under development, two have been filed with the FDA. Teva has elected to commercialize a competing product to one of the two products filed since June 2001, which it has developed internally. Pursuant to the agreement, we have elected to participate in the development and commercialization of Teva's competing product and share in the gross margin of such product.

On December 17, 2001, we entered into an agreement granting to Novartis Consumer Health ("Novartis") exclusive rights to market an over-the-counter (OTC) generic Claritin (loratadine) which we will supply to Novartis. We are also continuing discussions with potential OTC partners for two additional generic formulations of Claritin (loratadine).

Background

Controlled-Release Technology

According to IMS Health Incorporated ("IMS"), product sales for the oral controlled-release segment of the U.S. prescription drug market were approximately $13.5 billion for the year ended December 31, 2001. The FDA has approved approximately 80 oral controlled-release brand name products for sale in the United States. Controlled-release pharmaceuticals are designed to reduce the frequency of drug administration, improve the effectiveness of the drug treatment, ensure greater patient compliance with the treatment regimen, and reduce side effects by releasing drug dosages at specific times and in specific locations in the body.

Oral administration represents the most common form of drug delivery, owing to its convenience and ease of use. Many orally administered immediate-release drug products deliver the majority of their drug components within one to three hours, requiring administration every four to six hours. As a result, patient non-compliance is a significant problem for many immediate-release drug products.

Oral controlled-release technology attempts to circumvent the need for multiple dosing by extending the release of the active drug so that the drug maintains its therapeutic usefulness over a longer period of time. The basic tenet of this technology is to envelop the active ingredient in a system that modulates release, thereby minimizing the peak and trough levels of the drug in the blood typically seen with immediate-release formulations. Lowering the peak levels of drugs in the blood may reduce adverse side effects associated with certain drugs.

Controlled-release drug delivery technologies can also be effective product life cycle management tools. For example, as a product nears the end of its patent life, conversion to controlled-release dosing or a different route of administration could provide an extension to the patent or marketing exclusivity period. Many pharmaceutical and specialty pharmaceutical companies have successfully utilized controlled-release technology to develop product line extensions.

Generic Drug Companies

In the last five years, generic pharmaceutical companies have enjoyed significant growth, due largely to a number of macroeconomic and legislative trends. Factors impacting growth in the generic pharmaceuticals market include:

>> ANDA Approvals - ANDA approvals have increased significantly in the last seven years. Since 1994, the FDA has approved approximately 215 ANDAs per year. During this period, the median approval time for ANDAs has dropped from over 27 months to less than 19 months.

>> Payor Support for Generic Drugs - Managed care organizations and government-sponsored health care programs are increasingly encouraging the use of generic drugs as a means to control health care costs. As a result, the market share of generic drugs as a percent of total U.S. prescription units dispensed has been increasing steadily since the passage of the Hatch-Waxman Amendments. In 2000, between 42% and 47% of the prescriptions in the United States were filled with generics. This fill rate has increased significantly since 1991, when approximately 32% of the prescriptions in the United States were filled with generics.

>> Significant Patent Expirations on Brand Name Products - A significant number of brand name products with annual sales over $100 million are expected to come off patent in the next few years. This represents significant opportunity for generic drug companies. The Office of Generic Drugs estimates that by 2004, $30 billion of brand name drugs will lose patent protection, and by 2010, $48 billion will lose this protection.

STRATEGY

We expect our future growth to come from the following:

>> Aggressively File ANDAs - We intend to continue to develop our portfolio of generic pharmaceuticals through the filing of ANDAs. Our product development strategy is based on a combination of speed to filing and a legal strategy primarily predicated upon non-infringement of established brand name pharmaceuticals. In selecting our product candidates, we focus on pharmaceuticals that we believe will have potential for high sales volume or limited competition, are technically challenging, and for which marketing exclusivity or patent rights have expired or are near expiration.

>> Strategically Expand the Sales and Distribution of our Products - We recently entered into a strategic alliance with a subsidiary of Teva covering 12 of our controlled-release generic pharmaceutical products. We also entered into an agreement to grant Novartis exclusive rights to market an OTC generic Claritin (loratadine). We will depend on our strategic alliances with Teva and Novartis to achieve market penetration and product revenues for those products covered by the alliances. We intend to seek additional strategic alliances with either Teva, Novartis, or other partners for the expanded marketing and distribution of our products. We believe our partnering strategy will enable us to reduce the investment required to develop an internal sales force and distribution network.

>> Leverage Our Technology and Development Strengths - We intend to continue to leverage our technology and development strengths, including our patented oral, controlled-release drug delivery technologies. We have developed seven different proprietary controlled-release delivery technologies that can be utilized in a variety of oral dosage forms and drug release rates. We believe that these technologies are flexible and can be applied to a variety of pharmaceutical products, both generic and brand name.

>> Continue the Development of our Brand Name Products - We are focusing our efforts on the development of products for the treatment of CNS disorders. Our strategy is to build this portfolio primarily through internal development, in-licensing and acquisition. We intend to utilize our formulation and development expertise, as well as our drug delivery technologies, to develop differentiated, modified, or controlled-release variations of currently marketed drug substances that we will market as brand name products.

PRODUCTS AND PRODUCT DEVELOPMENT

Controlled-release generic pharmaceuticals

We apply our controlled-release drug delivery technologies and formulation skills to develop bioequivalent versions of selected brand name pharmaceuticals. We employ our proprietary processes and formulation expertise to develop products that will reproduce the brand name product's physiological characteristics but not infringe upon the patents relating to the brand name product. In applying our expertise to controlled-release products, we focus our efforts on generic versions of brand name pharmaceuticals that have technically challenging drug delivery mechanisms. We currently have two ANDAs approved and eight ANDAs under review by the FDA for controlled-release generic pharmaceuticals. Seven of our pending ANDA filings for controlled-release generic pharmaceuticals were made under Paragraph IV of the Hatch-Waxman Amendments. Under Paragraph IV, we are required to certify to the FDA that our product will not infringe the innovator's patents or that such patents are invalid or unenforceable. This certification is known as a "Paragraph IV Certification."

If our ANDA is accepted by the FDA, we must send a Paragraph IV Certification to the patent and NDA holder. The patent holder may then initiate a legal challenge to our Paragraph IV Certification within 45 days after receipt of the Paragraph IV Certification. If a legal challenge is initiated, the FDA is automatically prevented from approving the ANDA until the earlier of 30 months after the date the Paragraph IV Certification is given to the patent and NDA holder, expiration of the patent or patents involved in the certification, or when the infringement case is decided in our favor. Filings made under the Hatch-Waxman Amendments often result in the initiation of litigation by the patent holder and NDA holder.

We have submitted ANDAs for generic versions of the brand name controlled-release products listed below. We will not be able to market any of these products prior to the earlier of the expiration of the 30-month waiting period or our obtaining a favorable resolution of the patent litigation or the expiration of any generic marketing exclusivity period and, in any case, FDA approval of our ANDA.

Prilosec In March 2000, the FDA accepted our ANDA submission for a bioequivalent version of Prilosec, which is used for the treatment of ulcers and gastroesophageal reflux disease, and is currently being marketed by AstraZeneca PLC. AstraZeneca has commenced patent litigation against us with respect to this product. Total U.S. brand sales for Prilosec were approximately $4.6 billion in 2001.

Wellbutrin SR         In June 2000, the FDA accepted our ANDA submission for a
                      bioequivalent version of Wellbutrin SR, which is used to treat depression, and is currently being marketed by GlaxoSmithKline PLC. Glaxo has commenced patent infringement litigation against us with respect to this product. Total U.S. brand sales for Wellbutrin SR were approximately $1.1 billion in 2001.

Zyban In June 2000, the FDA accepted our ANDA submission for a bioequivalent version of Zyban, which is prescribed for the cessation of smoking, and is currently being marketed by Glaxo. Glaxo has commenced patent infringement litigation against us with respect to this product. Total U.S. brand sales for Zyban were approximately $94 million in 2001.

Claritin D-24         In September 2000, the FDA accepted our ANDA submission
                      for a bioequivalent version of Claritin D-24, which is a once-a-day antihistamine for the treatment of allergies, and is currently being marketed by Schering-Plough
                      Corporation. Schering-Plough has commenced patent infringement litigation against us with respect to this product. Total U.S. brand sales of Claritin D-24 were approximately $527 million in 2001.

Claritin D-12         In December 2000, the FDA accepted our ANDA submission for the bioequivalent version of Claritin D-12, which is an antihistamine for the treatment of allergies, and is currently being marketed by Schering-Plough.
                      Schering-Plough has commenced litigation against us with respect to this product. Total U.S. brand sales of Claritin D-12 were approximately $396 million in 2001.

Allegra D             In February 2002, the FDA accepted our ANDA submission
                      for a bioequivalent version of Allegra-D, which is used for the relief of symptoms associated with seasonal rhinitis in adults and children 12 years of age and older, and is currently marketed by Aventis Pharmaceuticals. We expect Aventis to commence patent litigation against us with respect to this product. Total U.S. brand sales for Allegra-D were approximately $357 million in 2001.

Oxycontin             In February 2002, the FDA accepted our ANDA submission for a bioequivalent version of the 80mg strength of Oxycontin, which is used for the management of moderate to severe pain and is currently marketed by Purdue Pharmaceuticals
                      L.P. We expect Purdue to commence patent litigation against us with respect to this product. Total U.S. brand sales for Oxycontin 80mg were approximately $415 million in 2001.

We have also submitted an ANDA related to an additional product, the details of which have not been publicly disclosed.

Based on our monitoring of publicly available information on ANDA filings, we believe that we were first to have filed with the FDA an ANDA for the bioequivalent version of Claritin D-12. The developer of a bioequivalent product who is the first to have its ANDA containing a Paragraph IV Certification for any bioequivalent drug accepted for filing by the FDA is awarded a 180 day period of marketing exclusivity against other companies that subsequently file Paragraph IV Certifications. If our ANDA is approved by the FDA, our bioequivalent version of Claritin D-12 may be entitled to the 180-day period of marketing exclusivity. This exclusivity period would run from the earlier of a favorable court decision or the commencement of marketing. We do not believe we were the first to file with respect to our other pending ANDAs with Paragraph IV Certifications.

On March 8, 2002, Schering-Plough announced that it had filed with the FDA an application to switch all of the Claritin formulations from prescription to OTC. If Schering-Plough's application is approved by the FDA before we receive final approval from the FDA, we may not be able to market our generic version of the Claritin formulations as prescription drugs. On December 17, 2001, we entered into an agreement granting to Novartis Consumer Health ("Novartis") exclusive rights to market an over-the-counter (OTC) generic Claritin (loratadine) which we will supply to Novartis. We are also continuing discussions with potential OTC partners for two additional generic formulations of Claritin (loratadine).

In addition to the products for which we have submitted ANDAs, we have seven other controlled-release ANDA products in various stages of development. Total U.S. sales for the brand name versions of these products were approximately $3.5 billion in 2001. We are continually evaluating these and other potential product candidates. In selecting our target product candidates, we focus on pharmaceuticals which we believe will have potential for high sales volume, are technically challenging and may be suitable for filing under Paragraph IV Certification.

Other generic pharmaceuticals

We are also developing other generic pharmaceuticals which present one or more competitive barriers to entry, such as difficulty in raw material sourcing, complex formulation or development characteristics, or special handling requirements.

As of December 31, 2001, we had seven ANDAs pending at the FDA for other generic pharmaceuticals. These ANDAs are for products which are generic versions of brand name pharmaceuticals whose U.S. sales were approximately $655 million in 2001. We have an additional 10 other products under development relating to brand name products that had approximately $555 million in U.S. sales in 2001.

We have submitted ANDAs for generic versions of the following brand name products, both of which were made under Paragraph IV of the Hatch-Waxman
Amendments:

Claritin Reditabs     In October 2000, the FDA accepted our ANDA submission for
                      a bioequivalent version of Claritin Reditabs, which is used for the relief of seasonal allergic rhinitis, and is currently marketed by Schering-Plough. Schering-Plough has commenced patent infringement litigation against us with respect to this product. Total U.S. brand sales for Claritin Reditabs were approximately $332 million in 2001.

Tricor Capsules       In May 2000, the FDA accepted our ANDA submission for a
                      bioequivalent version of Tricor Capsules, which is used for the treatment of very high serum triglyceride levels, and was formerly marketed by Abbott Laboratories. Abbott has commenced patent infringement litigation against us with respect to this product. We received tentative FDA approval of this ANDA in February 2002. Total U.S. brand sales for Tricor Capsules were approximately $238 million in 2001.

We have also submitted ANDAs relating to five additional products, the details of which have not been publicly disclosed. In addition, we currently market 20 generic pharmaceuticals which represent seven different pharmaceutical compounds, two of which are marketed in multiple strengths. Our revenues from these products were approximately $6.6 million in the year ended December 31, 2001.

Brand name pharmaceuticals

In the brand name pharmaceuticals market, we are focusing our efforts on the development of products for the treatment of CNS disorders. Our strategy is to build this portfolio primarily through internal development and, in addition, through licensing and acquisition. We intend to utilize our formulation and development expertise as well as our drug delivery technologies in the formulation of off-patent drug substances as differentiated, modified or controlled-release pharmaceutical products that we will market as brand name products. Barry R. Edwards, our Co-Chief Executive Officer, Larry Hsu, Ph.D., our President and Chief Operating Officer, and Nigel Fleming, Ph.D. and Michael
G. Wokasch, directors of our company, have all had extensive experience in developing and/or marketing products for the treatment of CNS disorders.

According to IMS Health Incorporated, CNS is the second largest therapeutic category worldwide, and accounted for approximately $41.6 billion, or 16.6%, of the $250 billion global retail pharmacy drug sales for the 12 months ended September 30, 2001. In North America, CNS drug sales represented the fastest growing therapeutic category for this period, up 21% over the 12 months ended September 30, 2000, according to IMS Health. Due to the industry-wide pipeline of CNS drugs, we expect this growth to continue.

CNS disorders include ailments such as Alzheimer's disease, attention deficit hyperactivity, depression, epilepsy, migraines, multiple sclerosis, Parkinson's disease, and schizophrenia. In the United States, approximately 4,500 neurologists write approximately 75% of all prescriptions for CNS related disorders.

We have three CNS projects under development. These projects are for improved versions of brand name pharmaceuticals whose U.S. sales were more than $1.5 billion in 2001. We are currently evaluating three additional brand name projects.

These potential products may require us to file Investigational New Drug applications, or INDs, with the FDA before commencing clinical trials, and New Drug Applications, or NDAs, in order to obtain FDA approval. We believe that developing NDAs for this type of brand name product provides us with strategic advantages, including a significant reduction in the cost and time to develop these products. We believe that the development risks for these products are reduced because the FDA has previously approved the core chemical entities of these products. We also believe we may also be eligible for FDA marketing exclusivity rights for certain products which we develop in our brand name drug development programs and that are ultimately approved by the FDA.

TECHNOLOGY

Our product development strategy is centered on both proprietary and non-proprietary drug delivery technology and capabilities. We have developed several proprietary drug delivery technologies covering the formulation of dosage forms with controlled-release and multiple modes of release rates. We have obtained two U.S. patents and have filed three additional U.S. patent applications and various foreign patent applications relating to our drug delivery technologies. We also apply several other proprietary controlled-release technologies that are not patented, or for which we have not filed a patent application, and are working to develop additional new proprietary technologies for which we may seek patent protection. Some of our proprietary technologies are described below.

Our drug delivery technologies utilize a variety of polymers and other materials to encapsulate or entrap the active drug compound and to release the drug at varying rates and/or at predetermined locations in the gastrointestinal tract. In developing an appropriate drug delivery technology for a particular drug candidate, we consider such factors as:

     >>  desired release rate for the drug;

     >>  physicochemical properties of the drug;

     >> physiology of the gastrointestinal tract and manner in which the drug will be absorbed during passage through the gastrointestinal tract;

     >>  effect of food on the absorption rate and transit time of the drug; and

     >>  in-vivo/in-vitro correlation.

The following summarizes our drug delivery technologies:

Drug Delivery Technology                                Description
------------------------                                -----------
Concentric Multiple-Particulate Delivery System         Many of today's controlled-release technologies are designed for the
(CMDS)                                                  release of only one active ingredient with one rate of release. This release profile may not be adequate for drugs in certain therapeutic categories. Our CMDS technology is designed to control the release rate of multiple active ingredients in a multi-particulate dosage form. This technology allows us to overcome one of the technical challenges in the development of multi-particulate dosage forms - achieving acceptable uniformity and reproducibility of a product with a variety of active ingredients. Our CMDS technology is designed to allow for the release of each of the active ingredients through an encapsulated form at predetermined time intervals and desired levels on a consistent basis.
                                                        The United States Patent and Trademark Office, or USPTO, has granted us a patent for CMDS.

Timed Multiple-Action Delivery System (TMDS)            Similar to CMDS, this system controls release rates for multiple ingredients within a single tablet in a programmed manner. Our TMDS technology allows for the release of more than one active ingredient in a single tablet formulation to be released in multiple profiles over time. We have filed a patent application for TMDS with the USPTO, which has been allowed.

Dividable Multiple-Action Delivery System (DMDS)        Our proprietary DMDS system is an extension of our CMDS and TMDS technologies. It is designed to provide greater dosing flexibility which improves product efficacy and reduces side effects. Traditional controlled-release tablets often lose their "controlled" mechanism of delivery once broken. Our DMDS technology allows the tablet to be broken in half so that each respective portion of the tablet will achieve exactly the same release profile as the whole tablet. This technology allows the patient and physician to adjust the dosing regimen according to the clinical needs without compromising efficacy. We have filed a patent application for DMDS with the USPTO.

For situations that have further unique requirements, we have developed four other proprietary technologies:

Sustained Release Liquid Delivery System (SLDS)         The technical barriers to formulating a liquid ingredient into a sustained-release oral dosage form have precluded the development of controlled-release dosage forms for most liquid drugs. Our proprietary
                                                        SLDS system uses a combination of special inert ingredients together with proprietary processes to convert a liquid active ingredient into a solid form with controlled-release properties. SLDS allows us to use liquid active ingredients in the formulation of solid oral dosage forms.
                                                        We expect to file a patent application for SLDS with the USPTO.

Particle Dispersion Systems (PDS)                       One of the challenges in the formulation of an insoluble drug is to achieve satisfactory bioavailability in humans. Our proprietary PDS system provides a drug delivery system for the oral administration of water insoluble inactive ingredients. We have filed a patent application for PDS with the USPTO.

Pharmaceutical Stabilization System (PSS)               Our PSS system is designed to create an acidic micro-environment for drugs which require an acidic environment to achieve optimal stability.
                                                        We achieve this environment through the addition of an organic acid using several salts which retard the degradation of, and therefore stabilize, certain active ingredients. The USPTO has granted us a patent for PSS.

Drug Delivery Technology                                Description
------------------------                                -----------
Rapid Dissolving Delivery System (RDDS)                 With increasingly active lifestyles and an aging population, allowing patients to swallow a tablet without using water has gained popularity during the past decade. Our Rapid Dissolving Delivery System enables us to manufacture a rapid dissolving tablet and meet this growing patient need. We expect to file a patent application for RDDS with the USPTO.

SALES AND MARKETING

Controlled-release and other generics

On June 27, 2001, we entered into a strategic alliance agreement with a subsidiary of Teva Pharmaceuticals Industries, Ltd. for 12 controlled-release generic pharmaceutical products. The agreement grants Teva exclusive U.S. marketing rights, and an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel, for five of our products pending approval at the FDA and six products under development. In addition, we granted Teva an option to acquire exclusive marketing rights to one other product currently pending approval at the FDA. Of the six products under development, two have been filed with the FDA. Teva has elected to commercialize a competing product to one of the two products filed since June 2001, which it has developed internally. Pursuant to the agreement, we have elected to participate in the development and commercialization of Teva's competing product and share in the gross margin of such product.

On December 17, 2001, we entered into an agreement granting Novartis exclusive rights to market an OTC generic Claritin (loratadine), which we will continue to supply to Novartis. We are also continuing discussions with potential OTC partners for two additional generic formulations of Claritin (loratadine).

Our current products are marketed through our Global Pharmaceuticals division. We also intend to market future generic products through the Global Pharmaceuticals division and to market our brand name products through the Impax Pharmaceuticals division.

The Global Pharmaceuticals division markets solid oral prescription pharmaceuticals primarily to the generic sector of the pharmaceutical market. Our existing customer base includes pharmaceutical wholesalers, warehousing chain drug stores, mass merchandisers and mail-order pharmacies. The sale of the generic line requires a small targeted sales and marketing group. We market our generic products through personal sales calls, direct advertising and promotion, as well as trade journal advertising and attendance at major trade shows and conferences.

We intend to concentrate our generic sales and marketing efforts on large distribution partners because their national presence can provide access to a greater number of customers and patients. These supply chain partners traditionally support the sales process and help generate product demand.

We believe our customer base with respect to our existing generic products provides us with an established distribution base into which we can sell our new products if and when FDA approvals are received.

Brand name products

We anticipate that brand name products will be marketed through our Impax Pharmaceuticals division. Our brand name sales strategy consists of targeting the high-volume prescribing physicians, first on a selective regional basis, and then expanding the sales force nationally, as required. According to IMS, approximately 4,500 prescribing neurologists write approximately 75% of the prescriptions written by neurologists in the CNS market. We believe this concentration will allow us to maintain a relatively small sales and marketing group for CNS products.

STRATEGIC ALLIANCE WITH TEVA

On June 27, 2001, we entered into a strategic alliance agreement with a subsidiary of Teva Pharmaceuticals Industries Ltd. for 12 controlled-release generic pharmaceutical products. Teva Pharmaceuticals Industries Ltd. (Nasdaq:
Teva), headquartered in Israel, is among the top 40 pharmaceutical companies and among the largest generic pharmaceutical companies in the world. Over 80% of Teva's sales are in North America and Europe. Teva develops, manufactures, and markets generic and brand name pharmaceuticals and active pharmaceutical ingredients.

The agreement grants Teva exclusive U.S. marketing rights for five of our products pending approval at the FDA and six products under development. The agreement also grants Teva an option to acquire exclusive marketing rights to one other product pending approval at the FDA at the time of the agreement. Of the six products under development, two have been filed with the FDA. Teva elected to commercialize a competing product to one of the two products filed since June 2001, which it developed internally. Pursuant to the agreement, we have elected to participate in the development and commercialization of Teva's competing product and share in the gross margins of such product. Teva also has an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel for these products. We will be responsible for supplying Teva with all of its requirements for these products and will share with Teva in the gross margins from its sale of the products. We will depend on our strategic alliance with Teva to achieve market penetration for our products and to generate product revenues for us. Teva's exclusive marketing right for each product will run for a period of ten years in each country from the date of Teva's first sale of that product. Unless either party provides appropriate notice, this ten year period will automatically be extended for two additional years.

As part of the strategic alliance agreement, Teva will share some of our costs relating to the 12 products. For five products pending approval at the FDA and, if Teva exercises its option, the optional product, Teva will pay 50% of the attorneys' fees and costs of obtaining FDA approval, including the fees and costs for the patent infringement litigation instituted by brand name pharmaceutical manufacturers in excess of the $7.0 million to be paid by our patent litigation insurer. For three other products, two of which were filed with the FDA, Teva will pay 50% of all fees, costs, expenses, damages or awards, including attorneys' fees, related to patent infringement claims with respect to these products. For the remaining three products, Teva will pay 45% of these fees, costs, expenses, damages or awards.

We also agreed to sell to Teva $15.0 million worth of our common stock in four equal installments, with the last sale occurring on June 15, 2002. The price of the common stock will equal the average closing sale price of our common stock measured over a ten trading day period ending two days prior to the date when Teva acquires the common stock. However, on the date Teva completes its first sale of any one of six of the products specified in our alliance agreement, Impax may repurchase from Teva 16.66% of these shares for an aggregate of $1.00.

In addition, in consideration for the potential transfer of the marketing rights, we received $22.0 million from Teva which will assist in the construction and improvement of our Hayward, California facilities and the development of the 12 products specified in our alliance agreement. The $22 million is reflected on the balance sheet as a refundable deposit. The refundable deposit was provided in the form of a loan. Teva will forgive portions of this loan as we achieve milestones relating to the development and launch dates of the products described in our alliance agreement. If we fail to achieve the milestones, we will have to repay Teva some or all of the $22.0 million loan on January 15, 2004. If we miss a milestone, Teva has the option of making us repay 100% or 50% of the portion of the loan associated with that milestone. If Teva requires us to repay 100% of the portion of the loan related to the missed milestone, Teva's right to market that product will no longer be exclusive. However, if Teva requires us to repay only 50% of the portion of the loan related to the missed milestone, Teva will continue to have an exclusive marketing right for that product. Additionally, if Teva does not exercise its option to acquire exclusive marketing rights to the twelfth product, we will have to repay Teva at least $5.0 million of the loan. At our option, we may repay Teva any amounts we owe them as part of the loan in cash or in shares of our common stock. The price of the common stock for purposes of repaying any amounts owed under the loan will be the average closing sale price of our common stock measured over a ten trading day period ending two days prior to January 15, 2004. However, if any of the shares we issue to Teva as repayment of the loan will cause Teva to own in excess of 19.9% of our outstanding common stock, we will have to repay that portion of the loan in cash.

MANUFACTURING

Our manufacturing strategy is to manufacture our products at our two Hayward, California facilities and then package, warehouse and distribute the products from our Philadelphia facility. This strategy allows us to use the lower operating cost and larger Philadelphia facility for packaging and warehousing, which requires significant space, while focusing the higher operating cost Hayward facilities on tablet and capsule manufacturing, which requires less space. Our research and development activities are also situated in Hayward, California. We believe this will allow a more efficient transfer and scale-up of products from research and development to manufacturing.

Currently, our Hayward facility that serves as our research and development center has a pilot plant that can accommodate our current development work and our current manufacturing of four drug compounds: Orphenadrine Citrate Extended Release Tablets, Sotalol HCl Tablets, Methitest(TM) (methyltestosterone) Tablets, and Terbutaline Sulfate Tablets. We are in the process of scaling-up our manufacturing operations in our recently purchased 50,400 square foot facility on San Antonio Street in Hayward so that we can begin full scale manufacturing in the facility by the middle of 2002. This facility will also provide space for the expansion of our operations in future years.

In August 2000, we ceased manufacturing operations at our Philadelphia facility and consolidated all manufacturing in Hayward. The action was taken to utilize our resources in an economical way and to resolve long-standing regulatory issues with our Philadelphia facility. We will continue to use our Philadelphia facility as our center for sales, packaging, warehousing and distribution.

Currently, our Philadelphia facility packages and distributes the 11 pancreatic enzyme products that comprise our Lipram family of products, in addition to the products manufactured in Hayward and by others. The Lipram family of products are manufactured by a third party for whom we distribute these products under an exclusive license/distribution agreement.


RAW MATERIALS

The raw materials that are essential to our business are bulk pharmaceutical chemicals which are generally available and purchased from numerous sources. We purchase bulk pharmaceutical chemicals pursuant to multi-shipment contracts, typically of one year's duration, when we believe advance-ordered bulk purchases are advantageous to assure availability at a specified price. Some materials are available from only one, or a limited number of, suppliers. We believe that alternative sources could be found, or new sources would arise, should any of our sole or limited source raw materials become unavailable from current suppliers.

Following a general trend in the pharmaceutical industry, an increasing portion of our raw material supplies may come from foreign sources. Export and import policies of the United States and foreign countries, therefore, could also materially affect the availability and cost to us of certain raw materials at any time or from time to time.

COMPETITION

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and greater financial, research and development, marketing, and other resources than us. We are in competition with numerous other entities that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products and other manufacturers that may decide to undertake in-house development of these products. Due to our focus on relatively hard-to-replicate controlled-release compounds, competition is often limited to those competitors who possess the appropriate drug delivery technology.

The principal competitive factors in the generic pharmaceutical market include:

     >> the ability to introduce generic versions of products promptly after a patent expires;
     >>  price;
     >>  quality of products;
     >> customer service (including maintenance of inventories for timely delivery);
     >>  breadth of product line; and
     >>  the ability to identify and market niche products.

In the brand name pharmaceutical market, we expect to compete with large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have a focus on CNS disorders.

QUALITY CONTROL

In connection with the manufacture of drugs, the FDA requires testing procedures to monitor the quality of the product as well as the consistency of its formulation. We maintain a quality control laboratory that performs, among other things, analytical tests and measurements required to control and release raw materials, in-process materials, and finished products.

Quality monitoring and testing programs and procedures have been established by us in our effort to assure that all critical activities associated with the production, control and distribution of our drug products will be carefully controlled and evaluated throughout the process. By following a series of systematically organized steps and procedures, we seek to assure that established quality standards will be achieved and built into the product.

Our policy is to continually seek to meet the highest quality standards, with the goal of thereby assuring the quality, purity, safety, and efficacy of each of our drug products. We believe that adherence to high operational quality standards will also promote more efficient utilization of personnel, materials, and production capacity.

REGULATION

All pharmaceutical manufacturers are extensively regulated by the federal government, including the FDA, the DEA and various state agencies. The Federal Food, Drug, and Cosmetic Act (FDCA), the Prescription Drug Marketing Act of 1987
(PDMA), the Controlled Substances Act, the Generic Drug Enforcement Act of 1992, and other federal statutes and regulations govern or influence the manufacture, labeling, testing, storage, record-keeping, approval, advertising and promotion of our products. Noncompliance with applicable requirements can result in recalls, seizure of products, suspension of production, refusal of the government to enter into supply contracts or to approve drug applications, civil and criminal fines, or criminal prosecution.

FDA approval is required before any "new drug," as defined in Section 201(p) of the FDCA, may be distributed in interstate commerce. A drug that is the generic equivalent of a previously approved prescription drug (i.e., the "reference drug" or "listed drug") also requires FDA approval. Many over-the-counter (OTC) drugs also require FDA pre-approval if the OTC drug is not covered by, or does not conform to, the conditions specified in an applicable OTC Drug Product Monograph and is considered a "new drug."

All facilities engaged in the manufacture of drug products must be registered with the FDA and are subject to FDA inspection to ensure that drug products are manufactured in accordance with current Good Manufacturing Practices. For fiscal year 2002, annual establishment fees for facilities that produce products subject to NDAs are approximately $140,000 and product listing fees are approximately $22,000 per product.

Generally, two types of applications are used to obtain FDA approval of a "new drug:"

New Drug Application (NDA) - For drug products with an active ingredient or ingredients or indications not previously approved by the FDA, a prospective manufacturer must submit a complete application containing the results of a clinical study or studies supporting the drug's safety and efficacy. These studies may take anywhere from two to five years, or more. An NDA may also be submitted through Section 505(b)(2) for a drug with a previously approved active ingredient if the drug will be used to treat an indication for which the drug was not previously approved, if the method of delivery is changed, or if the abbreviated procedure discussed below is not available. Currently, FDA approval of an NDA, on average, is estimated to take approximately 12 to 15 months following submission to the FDA. During fiscal year 2002, user fees to file an NDA are approximately $313,000.

Abbreviated New Drug Application (ANDA) - The Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, established an abbreviated new drug application procedure for obtaining FDA approval of certain generic drugs. An ANDA is similar to an NDA except that the FDA waives the requirement that the applicant conduct clinical studies to demonstrate the safety and effectiveness of the drug. Instead, for drugs that contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as drugs already approved for use in the United States (the reference or listed drug), the FDA ordinarily only requires bioavailability data demonstrating that the generic formulation is bioequivalent to the previously approved reference drug, indicating that the rate of absorption and the levels of concentration of a generic drug in the body do not show a significant difference from those of the previously approved reference drug product. According to information published by the FDA, the FDA currently takes approximately 18 to 20 months on average to approve an ANDA following the date of its first submission to the FDA. Currently, the FDA does not require applicants to pay user fees for ANDAs.

Patent certification requirements for generic drugs could also result in significant delays in obtaining FDA approvals. First, where patents covering a listed drug are alleged to be invalid, unenforceable, or not infringed, patent infringement litigation may be instituted by the holder or holders of the brand name drug patents. Second, the first company to file an ANDA for a given drug and which certifies that an unexpired patent covering the reference brand name drug is invalid, unenforceable, or will not be infringed by its product, can be awarded 180 days of market exclusivity during which the FDA may not approve any other ANDAs for that drug product.

While the Hatch-Waxman Amendments codify the ANDA mechanism for generic drugs, it also fosters pharmaceutical innovation through incentives that include market exclusivity and patent term extension. First, the Hatch-Waxman Amendments provide two distinct market exclusivity provisions that either preclude the submission or delay the approval of an abbreviated drug application for a drug product. A five-year marketing exclusivity period is provided for new chemical compounds, and a three-year marketing exclusivity period is provided for approved applications containing new clinical investigations essential to an approval, such as a new indication for use or new delivery technologies. The three-year marketing exclusivity period would be applicable to, among other things, the development of a novel drug delivery system. In addition, companies can obtain six additional months of exclusivity if they perform pediatric studies of a listed drug product. The marketing exclusivity provisions apply equally to patented and non-patented drug products.

Second, the Hatch-Waxman Amendments provide for patent term extensions to compensate for patent protection lost due to time taken in conducting FDA required clinical studies or during FDA review of NDAs. Patent term extension may not exceed five additional years, nor may the total period of patent protection following FDA marketing approval be extended beyond 14 years. In addition, by virtue of the Uruguay Round Agreements Act of 1994 that ratified the General Agreement on Tariffs and Trade, or GATT, certain brand name drug patent terms have been extended to 20 years from the date of filing of the pertinent patent application (which can be longer than the former patent term of 17 years from date of issuance of a patent). These extensions can further delay ANDA effective dates. Patent term extensions may delay the ability of Impax to use its proprietary technology in the future to market new extended release products, file section 505(b)(2) NDAs referencing approved products (see below), and file ANDAs based on listed drugs when those approved products or listed drugs have acquired patent term extensions.

With respect to any drug with active ingredients not previously approved by the FDA, a prospective manufacturer must submit a full NDA, including complete reports of pre-clinical, clinical, and other studies to prove that product's safety and efficacy for its intended use or uses. An NDA may also need to be submitted for a drug with a previously approved active ingredient if, among other things, the drug will be used to treat an indication for which the drug was not previously approved, if the method of delivery is changed, or if the abbreviated procedure discussed above is otherwise not available. A manufacturer intending to conduct clinical trials for a new drug compound as part of an NDA is required first to submit an Investigational New Drug application, or IND, to the FDA containing information relating to pre-clinical and planned clinical studies. The full NDA process is expensive and time consuming. Controlled or extended-release versions of approved immediate-release drugs will require the filing of an NDA. The FDA will not accept ANDAs when the delivery system or duration of drug availability differs significantly from the listed drug. However, the FDCA provides for NDA submissions that may rely in whole or in part on publicly available clinical data on safety and efficacy under section 505(b)(2) of the FDCA. We may be able to rely on the existing safety and efficacy data for a chemical entity in filing NDAs for extended-release products when the data exists for an approved immediate-release version of that chemical entity. However, the FDA may not accept our applications under section 505(b)(2), or that the existing data will be available or useful. Utilizing the section 505(b)(2) NDA process is uncertain, because we have not had significant experience with it. Additionally, under the Prescription Drug User Fee Act of 1992, all NDAs require the payment of a substantial fee upon filing, and other fees must be paid annually after approval. These fees increase on an annual government fiscal year basis. No assurances exist that, if approval of an NDA is required, the approval can be obtained in a timely manner, if at all.

PDMA, which amends various sections of the FDCA, requires, among other things, state licensing of wholesale distributors of prescription drugs under federal guidelines that include minimum standards for storage, handling and recordkeeping. It also sets forth civil and criminal penalties for violations of these and other provisions. Various sections of the PDMA are still being implemented by the states. Nevertheless, failure to comply with the wholesale distribution provisions and other requirements of the PDMA could have a materially adverse effect on Impax.

Among the requirements for new drug approval is the requirement that the prospective manufacturer's facility, production methods and recordkeeping practices, among other factors, conform to FDA regulations on current Good Manufacturing Practices. The current Good Manufacturing Practices regulations must be followed at all times when the approved drug is manufactured. In complying with the standards set forth in the current Good Manufacturing Practices regulations, the manufacturer must expend time, money and effort in the areas of production and quality control to ensure full technical and regulatory compliance. Failure to comply can result in possible FDA actions such as the suspension of manufacturing or seizure of finished drug products. We are also governed by federal, state and local laws of general applicability, such as laws regulating working conditions.

The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA. In general, FDA is authorized to temporarily bar companies, or temporarily or permanently bar individuals, from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market off-patent drugs under certain circumstances. In addition to debarment, FDA has numerous discretionary disciplinary powers, including the authority to withdraw approval of an ANDA or to approve an ANDA under certain circumstances and to suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct.

We are subject to the Maximum Allowable Cost Regulations or MAC Regulations, which limit reimbursements for certain generic prescription drugs under Medicare, Medicaid and other programs to the lowest price at which these drugs are generally available. In many instances, only generic prescription drugs fall within the MAC Regulations' limits. Generally, the methods of reimbursement and fixing of reimbursement levels are under active review by federal, state and local governmental entities as well as by private third-party reimbursers. At present, the Justice Department and U.S. Attorneys Offices and State Attorneys General have initiated investigations, reviews and litigation into pharmaceutical pricing and promotional practices. We cannot predict the results of those reviews, investigations, and litigation or their impact on our business.

Virtually every state, as well as the District of Columbia, has enacted legislation permitting the substitution of equivalent generic prescription drugs for brand name drugs where authorized or not prohibited by the prescribing physician, and currently 13 states mandate generic substitution in Medicaid programs.

ENVIRONMENTAL LAWS

We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities, including the past practices of corporations as to which we are the successor. We are subject periodically to environmental compliance reviews by various environmental regulatory agencies.

A Phase I environmental study was conducted with respect to our Philadelphia plant and operations in 1993 and all environmental compliance issues that were identified at that time, including the discovery of asbestos in certain areas of the plant and the existence of underground oil storage tanks, have been resolved. We periodically monitor compliance with applicable environmental laws. There can be no assurance that future changes in environmental laws or regulations, administrative actions or enforcement actions, or remediation obligations arising under environmental laws will not have a material adverse effect on our financial condition or results of operations.

EMPLOYEES

As of March 1, 2002, we employed approximately 150 full-time employees. Of those employees, approximately 66 are in research and development, 37 are in operations, 8 work in the quality area, 30 are in administration, and 9 work in sales and marketing. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to executive officers and significant employees of the Company.

Charles Hsiao                         58           Chairman, Co-Chief Executive Officer and Director
Barry R. Edwards                      45           Co-Chief Executive Officer and Director
Larry Hsu                             53           President, Chief Operating Officer and Director
Cornel C. Spiegler                    57           Chief Financial Officer
May Chu                               52           Vice President, Quality Affairs
David S. Doll                         43           Senior Vice President, Sales and Marketing
Joseph A. Storella                    60           Vice President, Operations

Charles Hsiao, Ph.D. has been Chairman, Co-Chief Executive Officer and Director since December 14, 1999. Dr. Hsiao co-founded Impax Pharmaceuticals, Inc. in 1994, and has served as Chairman, Chief Executive Officer and a Director since its inception. Dr. Hsiao co-founded IVAX Corporation in 1986 with two partners. By October 1994, when he left the Vice-Chairman position at IVAX, this company had become the world's largest generic pharmaceutical company with approximately 7,000 employees and $1 billion in worldwide sales. Dr. Hsiao's technical expertise is in the area of formulation and development of oral controlled-release dosage form. Dr. Hsiao obtained his Ph.D. in pharmaceutics from University of Illinois.

Barry R. Edwards has been Co-Chief Executive Officer since December 14, 1999, and a Director since January 1999. Previously, Mr. Edwards has served as President since August 1998 and Chief Executive Officer since January 1999. From 1996 to 1998, Mr. Edwards was Vice President, Marketing and Business Development for Teva Pharmaceuticals USA, a manufacturer of generic drugs. From 1991 to 1996, Mr. Edwards served as Executive Director of Gate Pharmaceuticals, a brand marketing division of Teva Pharmaceuticals USA. Prior to 1991, Mr. Edwards held a number of management functions in strategic planning, corporate development, business development, and marketing at Teva Pharmaceuticals USA.

Larry Hsu, Ph.D. has been President, Chief Operating Officer and Director since December 14, 1999. Dr. Hsu co-founded Impax Pharmaceuticals, Inc. in 1994 and served as its President, Chief Operating Officer and a member of the Board of Directors since its inception. From 1980 to 1995, Dr. Hsu worked at Abbott Laboratories. During the last four years at Abbott, Dr. Hsu was the Director of Product Development in charge of formulation development, process engineering, clinical lot manufacturing, and production technical support of all dosage forms, managing a staff of approximately 250 people. Dr. Hsu obtained his Ph.D. in pharmaceutics from University of Michigan.

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

May Chu, M.S., has been Vice President, Quality Affairs since December 14, 1999. Ms. Chu joined Impax Pharmaceuticals, Inc. in 1996 as Vice President, Analytical and Quality Assurance. From 1985 to 1996, Ms. Chu was employed at Watson Laboratories in the areas of Analytical and QA. Prior to joining Watson, she worked at Rachelle Laboratories for five years as a research chemist.

David S. Doll has been Senior Vice President, Sales and Marketing since March 2001. From June 1993 until February 2001, Mr. Doll served in a number of management functions at Merck & Co., Inc., such as: Senior Director, Managed Care; General Manager, West Point Pharma; and Director of Marketing, West Point Pharma. From December 1984 until June 1993, Mr. Doll held a number of sales and marketing management positions at Lemmon Company, a division of Teva Pharmaceutical. Mr. Doll has an MBA in Pharmaceutical Marketing from Saint Joseph's University.

Joseph A. Storella has been Vice President, Operations since May 1996. From 1986 to 1996, Mr. Storella served as General Manager of Chelsea Laboratories, formerly a division of Rugby-Darby Group Companies which, in 1993, was purchased by Marion Merrell Dow and subsequently purchased by The Hoechst Company. From 1977 to 1986, Mr. Storella served as Vice President, Operations of Analytab Products, Inc., a division of Ayerst Laboratories (which itself is a division of American Home Products). From 1966 to 1977, Mr. Storella held a number of operational management positions for Ayerst Laboratories.

ITEM 2.  PROPERTIES

We have three facilities, as follows:

30831 Huntwood Avenue - Hayward, CA
-----------------------------------

This 35,125 square foot building is our primary research and development center, as well as a manufacturing facility. Of the total 35,125 square feet, approximately 4,500 square feet are used for the Research and Development Laboratory and Pilot Plant, 4,500 square feet are used for the Analytical Laboratories, 2,500 square feet are used for the Administrative Functions, and 23,625 square feet are used for Warehousing. We purchased this previously leased property in June 2001 for $3,800,000. The land and building serve as partial collateral for a Cathay Bank loan.

31153 San Antonio Street - Hayward, CA
--------------------------------------

We own this 50,400 square foot building which is currently under construction. The facility includes a 25,000 square foot Manufacturing Area, a 9,000 square foot Analytical Laboratory, a 7,400 square foot Office and Administration area, and a 9,000 square foot Warehouse. This facility also includes a 2 1/2 acre unimproved lot for future expansion. We purchased this previously leased property in November 2001 for $4,900,000. The land and building serve as partial collateral for a Cathay Bank loan and Teva Pharmaceutical, Inc.'s refundable deposit.

3735 Castor Avenue - Philadelphia, PA
-------------------------------------

This 113,000 square foot facility is our primary commercial center for sales, packaging, and distribution of the company products.

We own this facility, which consists of a three story brick, interconnected building. The interior of the building has been renovated and modernized since 1993 and includes new dust collection and environmental control units for humidity and temperature control. The land and the building serve as partial collateral for two Pennsylvania Industrial Development Authority ("PIDA") loans.

We also own an adjacent property on Jasper Street of 1.04 acres of which 0.50 acres are paved for parking.

We maintain an extensive equipment base, much of it new or recently reconditioned and automated, including manufacturing equipment for the production of tablets, coated tablets, and capsules; packaging equipment, including fillers, cottoners, cappers, and labelers; and two well-equipped, modern laboratories. The manufacturing equipment includes mixers and blenders for capsules and tablets, automated capsule fillers, tablet presses, particle reduction, sifting equipment, and tablet coaters. The Company also maintains a broad variety or material handling and cleaning, maintenance, and support equipment. The Company owns substantially all of its manufacturing equipment and believes that its equipment is well maintained and suitable for its requirements.

We maintain property and casualty and business interruption insurance in amounts it believes are sufficient and consistent with practices for companies of comparable size and business.

ITEM 3.  LEGAL PROCEEDINGS

PATENT LITIGATION

There has been substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Most of the brand name controlled-release products of which we are developing generic versions are covered by one or more patents. Under the Hatch-Waxman Amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder's receipt of such certification. If the patent holder files suit, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by us, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we are successful, could have a material adverse effect on our results of operations and financial position. In addition, there can be no assurance that any patent litigation will be resolved prior to the 30-month period. As a result, even if the FDA were to approve a product upon expiration of the 30-month period, we may be prevented from marketing that product if patent litigation is still pending.

Litigation has been filed against us in connection with seven of our Paragraph IV filings. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

Prilosec (Omeprazole) Litigation

In May 2000, AstraZeneca AB and four of its related companies filed suit against us in the United States District Court in Delaware, claiming our submission of an ANDA for Omeprazole Delayed Release Capsules, 10mg and 20mg, constitutes infringement of six U.S. patents relating to the AstraZeneca Prilosec product. In February 2001, AstraZeneca filed a second action against us in the same court making the same claim against our Omeprazole Delayed Release Capsules, 40mg. These actions seek an order enjoining us from marketing Omeprazole Delayed Release Capsules, 10mg, 20mg and 40mg, until February 4, 2014, and awarding costs and attorney fees. There is no claim for damages. AstraZeneca has filed essentially the same lawsuit against nine other generic pharmaceutical companies (Andrx, Genpharm, Cheminor, Kremers, LEK, Eon, Mylan, Apotex and Zenith).

Due to the number of these cases, a multi-district litigation proceeding, In re Omeprazole MDL-1291, has been established to coordinate pretrial proceedings. We were added to the multi-district proceeding in September 2000. In the multi-district litigation, the district court ruled that one of the six patents-in-suit is not infringed by the sale of a generic Omeprazole product and another patent-in-suit is invalid. These rulings effectively eliminate two of the six patents from the litigation. In March, 2000, AstraZeneca advised all of the defendants in the multidistrict litigation that AstraZeneca added four new patents to the FDA's Orange Book as Omeprazole patents. We filed Paragraph IV Certifications asserting that our Omeprazole Delayed Release Capsules will not infringe valid claims of the four newly listed patents. The forty-five (45) day period for AstraZeneca to file suit against Impax under the four newly listed patents expired on August 6, 2001. AstraZeneca did not file suit on these patents against us or any other generic pharmaceutical company that filed Paragraph IV Certifications for these patents.

Presently, we and five of the other generic company defendants are awaiting the outcome of the trial involving AstraZeneca and the first four generic company defendants who were sued a year earlier than us and the other generic company defendants. The trial began in December 2001 and is expected to lead to a decision by the court in the second quarter of this year. Once this first trial is concluded, discovery and other pretrial matters will proceed with respect to us and the other remaining defendants.

We believe we have defenses to the claims made by AstraZeneca in the lawsuit based upon non-infringement and invalidity of the patents-in-suit.

Tricor (Fenofibrate) Litigation

In 2000, Abbott Laboratories, Fournier Industrie et Sante, and a related company filed two actions against us in the United States District Court in Chicago, Illinois, claiming that our submission of an ANDA for Fenofibrate (Micronized) Capsules, 67mg and 134mg constitutes infringement of a U.S. patent owned by Fournier and exclusively licensed to Abbott, relating to Abbott's Tricor product. In December 2000, Abbott and Fournier filed a third action against us in the same court making the same claims against our 200mg Fenofibrate (Micronized) Capsules. These actions seek an injunction preventing us from marketing our fenofibrate products until January 19, 2009, and an award of damages for any commercial manufacture, use or sale of our fenofibrate products, together with costs and attorney fees. Abbott and Fournier previously filed essentially the same lawsuit against Novopharm and Teva, also in the United States District Court in Chicago.

We filed an answer to Abbott's complaint in April 2001. Our answer asserts that Abbott's patent is invalid and not enforceable against us. The parties in this matter have conducted discovery but the court has not set a trial date. We believe we have defenses based upon non-infringement, invalidity and unenforceability.

Wellbutrin SR and Zyban (Bupropion) Litigation

In October 2000, Glaxo Wellcome Inc. filed a lawsuit against us in the United States District Court, Northern District of California, claiming that our submission of two ANDAs for Bupropion Hydrochloride constitutes infringement of several patents owned by Glaxo relating to Glaxo's Wellbutrin SR and Zyban products. The action seeks to enjoin us from receiving approval of our application prior to the expiration date of Glaxo's patent, award Glaxo preliminary and final injunctions enjoining us from continued infringement of its patent, and award further relief as the Court may deem proper. Glaxo has filed suit against Andrx, Watson and EON (only with regard to Wellbutrin SR) for similar ANDA filings. We filed our answer and counterclaim to Glaxo's complaint in November 2000. We filed a motion for Summary Judgment, which the court heard in November 2001. To date, the Court has not ruled on our motion for Summary Judgment nor entered a final date for the end of discovery. We believe that we have strong defenses to the claims made by Glaxo in the lawsuit based on non-infringement, invalidly and unenforceability. In related litigation concerning the same patents, a federal judge in Florida has ruled that Andrx Pharmaceuticals does not infringe the Glaxo-Wellcome patents covering Bupropion. Also, Glaxo has decided to settle its Bupropion litigation with Watson Pharmaceuticals on terms that are confidential.

Claritin (Loratadine) Litigation

In January 2001, Schering-Plough Corporation ("Schering") sued us in the United States District Court for the District of New Jersey, alleging that our proposed loratadine and pseudoephedrine sulfate 24-hour extended release tablets, containing 10mgs of loratadine and 240mgs of pseudoephedrine sulfate, infringe their U.S. Patent Nos. 4,659,716 and 5,314,697. Schering has sought to enjoin us from obtaining FDA approval to market 24-hour extended release tablets until the 5,314,697 patent expires in 2012. Schering has also sought monetary damages should we use, sell, or offer to sell our loratadine product prior to the expiration of this patent.

We filed our answer to the complaint denying that we infringe any valid and/or enforceable claim of their patents. Based in part on statements made by Schering during the prosecution of its application for the 5,314,697 patent, we assert that Schering should not succeed on its claims that our 24-hour product infringes this patent. Additionally, we do not believe that Schering's claims related to its 4,659,716 patent, which relate to an active metabolite of loratadine produced in the body upon ingestion of loratadine, cover the generic loratadine products.

In January 2001, Schering sued us in the United States District Court for the District of New Jersey, alleging that our proposed orally-disintegrating loratadine tablets, or reditabs, infringe claims of the 4,659,716 patent. Schering has sought to enjoin us from obtaining approval to market our reditab products until this patent expires in 2004. Schering has also sought monetary damages should we use, sell, or offer to sell our loratadine product prior to the expiration of their patent. We filed the answer to the complaint denying that we infringe any valid and/or enforceable claim of their patent.

In February 2001, Schering sued us in the United States District Court for the District of New Jersey, alleging that our proposed loratadine and pseudoephedrine sulfate 12-hour extended release tablets, containing 5mgs of loratadine and 120mgs of pseudoephedrine sulfate, infringes claims of the 4,659,716 patent. Schering has sought to enjoin us from obtaining approval to market our 12-hour extended release tablets until this patent expires in 2004. Schering has also sought monetary damages should we use, sell, or offer to sell our loratadine product prior to the expiration of their patent. We filed the answer to the complaint denying that we infringe any valid and/or enforceable claim of their 4,659,716 patent.

These three cases have been consolidated for the purposes of discovery with seven other cases in the District of New Jersey, in which Schering sued other companies who sought FDA approval to market generic loratadine products. The parties have concluded discovery related to the 4,659,716 patent and the court heard oral arguments related to initial dispositive motions in February 2002. The parties continue discovery related to the 5,314,697 patent and the court has not yet entered a schedule for completion of this discovery.

On March 8, 2002, Schering announced that it had filed with the FDA an application to switch all of the Claritin formulations from prescription to OTC. If Schering's application is approved by the FDA, we may not be able to market our generic versions of the Claritin formulation as prescription drugs. On December 17, 2001, we entered into an agreement granting to Novartis exclusive rights to market an over-the-counter (OTC) generic Claritin (loratadine) which we will supply to Novartis. We are also continuing discussions with potential OTC partners for two additional generic formulations of Claritin (loratadine).

Other than the patent litigations described above, we are not aware of any other material pending or threatened legal actions, private or governmental, against us.

INSURANCE

As part of our patent litigation strategy, we have obtained up to $7 million of patent infringement liability insurance from American International Specialty Line Company (an affiliate of AIG International). This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. At present, we believe this insurance coverage is sufficient for our legal defense costs related to these seven ANDAs. However, we do not believe that this type of litigation insurance will be available to us on acceptable terms for our other current or future ANDAs.

Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. We carry $10 million of product liability insurance for our own manufactured products. This insurance may not be adequate to cover any product liability claims to which we may become subject.

Our operations in Philadelphia are subject to an order ("the Richlyn Order"), issued on May 25, 1993, by the United States District Court for the Eastern District of Pennsylvania. The Richlyn Order, among other things, permanently enjoined Richlyn, a company unrelated to IMPAX or Global, from introducing into commerce any drug manufactured, processed, packed or labeled at Richlyn's manufacturing facility unless Richlyn met certain stipulated conditions, including successful compliance with a validation and re-certification program. Having acquired certain assets of Richlyn, we are obligated by the terms of the Richlyn Order. We no longer engage in manufacturing at our Philadelphia facility. The Richlyn Order is not applicable to our other facilities. Accordingly, we do not believe the Richlyn Order will have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol "IPXL." The following table sets forth the quarterly share price information for the periods indicated below:

                                               Price Range Per Share
                                              ------------------------
                                               High              Low
                                              ------           -------
Year Ended December 31, 2001
----------------------------
Quarter ended March 31, 2001                  $10.31            $5.88
Quarter ended June 30, 2001                   $12.60            $6.25
Quarter ended September 30, 2001              $17.10           $10.60
Quarter ended December 31, 2001               $14.28            $8.21

Year Ended December 31, 2000
----------------------------
Quarter ended March 31, 2000                   $5.50            $3.50
Quarter ended June 30, 2000                    $6.63            $4.00
Quarter ended September 30, 2000               $8.38            $5.19
Quarter ended December 31, 2000                $8.56            $4.87

As of February 15, 2002, there were approximately 101 holders of record of common stock and approximately 3,286 beneficial owners of common stock.

We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future. Our current policy is to retain all earnings, if any, for use in the operation of our business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our earnings, financial condition, capital requirements and other factors as the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data as of and for each of the five years ended December 31, 2001, are derived from the audited financial statements of Impax. The data should be read together with Impax's financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this report.

                                                                      For The Year Ended December 31,
                                                      -------------------------------------------------------------
Statement of Operations Data                             1997         1998         1999(1)     2000          2001
                                                        ------       ------       ---------   ------        ------
(in thousands, except per share data)

Net revenues(2).............................          $     --     $     --     $  1,240     $ 10,170    $    6,591
Research and development....................             3,255        5,127        7,858(3)    11,096        10,972
Total operating expenses....................             3,696        5,267        9,648       25,546        22,252
Operating loss..............................            (3,696)      (5,267)      (9,333)     (25,092)      (25,330)
Net loss....................................            (3,608)      (5,222)      (8,949)     (24,961)      (25,111)
Net loss per share (basic and diluted)......          $  (0.51)    $  (0.73)   $   (1.12)   $   (0.91)   $    (0.60)

                                                                              At December 31,
                                                       -------------------------------------------------------------
Balance Sheet Data                                       1997         1998          1999       2000          2001
                                                        ------       ------        ------     ------        ------
Cash, cash equivalents
   and short-term investments...............           $ 3,248        $ 370      $ 7,413     $ 19,228      $ 35,466
Working capital.............................             2,929         (795)       6,247       17,802        36,180
Total assets................................             5,196        3,408       61,705       67,128        97,612
Mandatorily redeemable
   convertible preferred stock..............            10,052*      12,206*      22,000       28,303         7,500
Accumulated deficit.........................            (4,076)     (11,281)     (20,230)     (45,191)      (70,302)
Total stockholders' equity..................             4,467        1,682       30,278       30,754        52,448

*The convertible preferred stock was not mandatorily redeemable in 1997 and 1998.

(1) On December 14, 1999, Impax Pharmaceuticals, Inc. merged with and into Global Pharmaceuticals, Inc. For accounting purposes, the merger has been treated as a recapitalization of Impax Pharmaceuticals with Impax Pharmaceuticals deemed the acquirer of Global in a reverse acquisition. As a reverse acquisition, the historical operating results prior to the merger are those of Impax Pharmaceuticals and only include Global's operating results after the merger. The following unaudited pro forma information on results of operations assumes the companies had combined on January 1, 1999.

                                                                                           Pro forma
                                                                                          Year Ended
                                                                                      December 31, 1999*
                                                                                      ------------------
   Operating revenue.................................                                    $  9,446
   Research and development..........................                                       8,030
   Operating loss....................................                                     (15,608)
   Net loss..........................................                                     (15,224)
   Net loss per share (basic and diluted)............                                    $  (0.71)

------------------------------
*Excludes non-recurring charges related to acquisition of $1,420 or $(0.06) per share.

(2)  We were considered a development stage company until December 14, 1999.

(3)  Includes acquired in-process research and development of $1,379.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts" "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed elsewhere in this report in the section entitled "Risk Factors" and the risks discussed in our other Securities and Exchange Commission ("SEC") filings.

Critical Accounting Policies

We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our financial statements. These items should be read in conjunction with Note 2, Summary of Significant Accounting Policies, to the Financial Statements under Part II, Item 8, "Financial Statements and Supplementary Data."

Our critical accounting policies related to revenue recognition are as follows:

     >> During the year 2000, we adopted Staff Accounting Bulletin ("SAB") 101 issued by the SEC in December 1999. Under this policy, we recognize revenue from the sale of products when the shipment of products is received and accepted by the customer.

     >> The sales return reserve is calculated using historical lag time data of active and discontinued products and the historical return rates, adjusted by estimates of the future return rates based on various assumptions which may include internal policies and procedures, competitive position of each product, and the introduction date of new products. Our returned goods policy requires prior authorization for the return, and the products must be within six months of expiration date.

     >> The sales rebate reserve is calculated based on customer agreements and accrued on a monthly basis.

     >> The chargebacks reserve is estimated based on the estimated amount of product at the wholesalers that will be subsequently sold to a distributor or retailer at a lower price.

Although we believe our estimates are reasonable, we participate in a highly competitive industry that is characterized by aggressive pricing practices, frequent introduction of new products, and changing customer demand patterns. Therefore, estimated reserves calculated by us may be materially different from actual amounts. These differences could result in material adverse effects on the Company's quarterly or annual results of operations.

Our critical accounting policy related to inventory is as follows:

           Inventory is adjusted for short-dated unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Our critical accounting policy related to assets impairment is as follows:

           Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. Impairment loss estimates are based upon the difference between the book value and the fair value of the asset. The fair value is based upon management estimates of how much the assets could be bought or sold for in a current transaction between willing parties. Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.

General

Impax Laboratories, Inc. (referred to herein as "we") was formed through a business combination on December 14, 1999 between Impax Pharmaceuticals, Inc., a privately held drug delivery company, and Global Pharmaceutical Corporation, a generic pharmaceutical company. Impax Pharmaceuticals, Inc. merged with and into Global, with Impax stockholders receiving 3.3358 shares of Global common stock for each share of Impax Pharmaceuticals, Inc. At the conclusion of the merger, Impax Pharmaceuticals, Inc. stockholders held over 70% of the combined company. For accounting purposes, the merger has been treated as a recapitalization of Impax Pharmaceuticals, Inc. with Impax Pharmaceuticals, Inc. deemed the acquirer of Global in a reverse acquisition. As a reverse acquisition, our historical operating results prior to the merger are those of Impax Pharmaceuticals, Inc. and only include the operating results of Global after the merger. In connection with the merger, Global changed its name to Impax Laboratories, Inc.

We are a technology-based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. We currently market twenty generic products and have fifteen Abbreviated New Drug Application ("ANDA") filings pending at the U.S. Food and Drug Administration ("FDA") that address more than $8.0 billion in U.S. branded product sales in 2001. Nine of these filings were made under Paragraph IV of the Hatch-Waxman Amendments.

The major highlights of 2001 operational activity included the following:

In June 2001, we entered into a strategic alliance agreement for twelve controlled-release pharmaceutical products with a subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"). This agreement grants Teva exclusive U.S. marketing rights and an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel for the following:

     >> five of our products pending approval at the FDA; and >> six products under development.

In addition, Teva has the option to acquire exclusive marketing rights to one other IMPAX product currently pending approval at the FDA. Of the six products under development, two have been filed with the FDA. Teva has elected to commercialize a competing product to one of the two products filed since June 2001, which it has developed internally. Pursuant to the agreement, we have elected to participate in the development and commercialization of Teva's competing product and share in the gross margin of such product.

As part of the transaction, in consideration for the potential transfer of marketing rights, we received $22 million from Teva, which will assist in the construction and improvement of our Hayward California facilities and the development of the 12 products specified in our alliance agreement. The repayment of all or a portion of the $22 million loan may be forgiven upon IMPAX's attainment of certain milestones. The $22 million is reflected on the Balance Sheet as a refundable deposit. In addition, Teva was required to invest $15 million in the common stock of IMPAX, according to a fixed schedule, through June 2002. These equity purchases will be priced based on the average closing sale price of our common stock measured over a ten trading day period ending two days prior to the date when Teva acquires the common stock. The first two purchases for an aggregate of 579,015 shares of common stock were completed in 2001 for aggregate proceeds of $7,500,000.

IMPAX and Teva have also agreed to share equally in the outside development and legal costs on six of the products covered by the agreement. IMPAX has agreed to manufacture and supply Teva's requirements for all the products subject to this agreement. In addition, IMPAX and Teva generally will share the margins generated on sales of the licensed products.

Teva, headquartered in Israel, is among the top 40 pharmaceutical companies and among the largest generic pharmaceutical companies in the world. Over 85% of Teva's sales are outside Israel, mainly in North America and Europe. Teva develops, manufactures and markets generic and branded pharmaceuticals and active pharmaceutical ingredients.

During 2001, we filed a total of eight ANDAs with the FDA, two of which were made under Paragraph IV of the Hatch-Waxman Amendments.

In June 2001, the FDA approved our ANDA to market Terbutaline Sulfate (2.5mg and
5mg) tablets, a generic version of Brethine(R). Brethine(R), which is marketed by Neosan, a division of aai Pharma, Inc., for the prevention and reversal of bronchospasm, had sales of approximately $21 million in the U.S. during 2001.

In June 2001, we acquired a previously leased 35,125 square foot building in Hayward, California, housing our corporate headquarters and primary research and development center for $3,800,000.

In July 2001, our shares were added to the Russell 2000(R) Index. The average market capitalization of stocks in the Russell 2000(R) Index was approximately $580 million.

In August 2001, we reintroduced two products which were previously discontinued:
Methitest(TM) (methyltestosterone), a generic alternative to Android/Testred, and Aminobenzoate Potassium, a generic alternative to Potaba.

In November 2001, we acquired a second leased property on San Antonio Street in Hayward, California, for $4,900,000. This facility is being currently converted into a manufacturing facility for the production of oral dosage pharmaceutical products.

In December 2001, we entered into an agreement granting to Novartis exclusive rights to market an OTC generic Claritin (loratadine), which we will supply to Novartis.

Results of Operations

We were considered a development stage company, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, until the fourth quarter of 1999, when we began operations as Impax Laboratories. We have incurred net losses in each year since our inception. We had an accumulated deficit of $70,302,000 at December 31, 2001.



Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Overview

The net loss for the year ended December 31, 2001 was $25,111,000, as compared to $24,961,000 for the year ended December 31, 2000. The increase in the net loss was primarily due to lower sales and higher infrastructure costs related to the new manufacturing facility in Hayward, California and expansion of our sales and marketing capabilities.

Revenues

The net sales for the year ended December 31, 2001 were $6,591,000 as compared to $10,170,000 for the same period in 2000. The lower sales were primarily due to discontinued products and sales returns, partially offset by introduction of new products. In August 2000, following a review of all manufactured products undertaken to rationalize the product line consistent with our new business strategy, a number of these products were discontinued. The impact of sales returns on the 2001 revenues was twofold: first, during the year 2001, the returns of products charged against sales were approximately $2,841,000, from which $1,166,000 were from discontinued products, as compared to $707,000 in the prior year; and second, the reserve for sales returns was increased by $1,684,000 from $216,000 at December 31, 2000 to $1,900,000 at December 31,
2001.

Cost of Sales

The cost of sales for the year ended December 31, 2001 was $9,669,000 as compared to $9,716,000 for the same period in 2000. Included in the cost of sales are startup costs of the new manufacturing facility in Hayward, California, and fixed, unabsorbed costs of the excess plant capacity in Philadelphia, Pennsylvania.

Gross Margin

Due primarily to lower net sales and to the increase in the infrastructure costs related to the new manufacturing facility in Hayward, California, we incurred a negative gross margin of $3,078,000 for the year ended December 31, 2001 as compared to a gross margin of $454,000 for the same period in 2000.

Research and Development Expenses

The research and development expenses for the year ended December 31, 2001 were $11,890,000, less reimbursement of $918,000 by Teva under the strategic alliance agreement signed in June 2001, as compared to $11,096,000 for the same period in 2000. The increase of approximately 7% over 2000 was primarily due to higher personnel costs.

Selling Expenses

The selling expenses for the year ended December 31, 2001 were $2,186,000 as compared to $1,346,000 for the same period in 2000. The increase in selling expenses as compared to 2000 was primarily due to additional personnel, advertising, market research, and sales agreement costs.

General and Administrative Expenses

The general and administrative expenses for the year ended December 31, 2001 were $9,258,000 as compared to $9,764,000 for the same period in 2000. The decrease in 2001 general and administrative expenses as compared to 2000 was primarily due to lower intangibles amortization caused by the impairment write-off in the third quarter of 2000, and lower patent infringement litigation insurance and related costs, partially offset by higher personnel expenses and professional fees. The amortization of intangibles and goodwill for the year ended December 31, 2001 was $3,888,000 as compared to $4,604,000 for the same period in 2000.

Other Operating Income

The other operating income was $164,000 for the year ended December 31, 2001 as compared to $306,000 for the same period in 2000, primarily due to lower license fees earned in 2001.

Restructuring Charges and Non-Recurring Items

We had no restructuring charges and non-recurring items for the year ended December 31, 2001. For the year ended December 31, 2000 we incurred charges of $3,646,000 representing a one-time write-off for impairment of $2,037,000 of intangibles, $957,000 of inventory, and $652,000 of equipment due to ceasing manufacturing in the Philadelphia facility and rationalizing the product lines.

Interest Income

Interest income for the year ended December 31, 2001 was $1,148,000 as compared to $758,000 for the same period in 2000, primarily due to increases in cash equivalents and short-term investments due to Teva's refundable deposit and equity investments, and June 2001 private placement of equity, partially offset by lower interest rates.

Interest Expense

Interest expense for the year ended December 31, 2001 was $929,000 as compared to $339,000 for the same period in 2000, primarily due to the $876,000 interest accrued on the refundable deposit from Teva. The 2001 interest expense excludes $200,000 in capitalized interest related to the renovation of the San Antonio Street - Hayward, California building.

Net Loss

The net loss for the year ended December 31, 2001 was $25,111,000 as compared to $24,961,000 for the same period in 2000. The increase in net loss was primarily due to lower net sales and higher infrastructure costs related to the new manufacturing facility in Hayward, California, and the expansion of our sales and marketing capabilities. Our 2001 net loss was favorably impacted by the absence of restructuring charges and non-recurring items, and lower intangibles amortization expenses in 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

Net sales for the year ended December 31, 2000 were $10,170,000 as compared to $1,240,000 for the same period in 1999. On a pro forma basis, if our merger with Impax Pharmaceuticals, Inc. had taken place January 1, 1999 the net sales for the year ended December 31, 1999 would have been $9,446,000.

In the fourth quarter of 2000, we modified our revenue recognition policy to conform with the guidance set forth under the SAB 101. The application of the SAB 101 guidance to our previous revenue recognition policy required us to defer revenue recognition from the sale of product until the shipment of product is received and accepted by the customer, rather than recognizing revenue only upon shipment. The change in accounting policy resulted in a cumulative effect adjustment at January 1, 2000 of $288,000 and also resulted in an increase in revenue and gross margin of $667,000 and $288,000, respectively, for the twelve month period ended December 31, 2000.

Cost of Sales

The cost of sales for the year ended December 31, 2000 was $9,716,000 as compared to $925,000 for the year ended December 31, 1999. Included in the 2000 cost of sales are fixed, unabsorbed costs of the excess plant capacity in our Philadelphia facility, primarily due to the transfer of the manufacturing operations from Philadelphia to Hayward, and the discontinuation of the manufacture and sale of certain of our products, and the outsourcing of the manufacture of certain other products. The 1999 cost of sales represents the costs related to the sales for the period December 14, 1999 (the merger date) through December 31, 1999.

Gross Margin

The gross margin for the year ended December 31, 2000 was $454,000 as compared to $315,000 for the year ended December 31, 1999 primarily due to higher net sales. The 1999 gross margin represents the gross margin related to the sales for the period December 14, 1999 (the merger date) through December 31, 1999.

Research and Development Expenses

The research and development expenses for the year ended December 31, 2000 were $11,096,000 as compared to $6,479,000 for the same period in 1999. The increase was primarily due to additional personnel, higher bio-study costs and the associated testing expenses. In 1999, we wrote-off $1,379,000 of acquired in-process research and development in connection with the merger. The 1999 expenses include Impax Pharmaceuticals, Inc.'s costs for the period January 1, 1999 through December 14, 1999 (the merger date) and Impax Laboratories, Inc.'s costs for the period December 14, 1999 through December 31, 1999.

Selling Expenses

The selling expenses for the year ended December 31, 2000 were $1,346,000 as compared to $327,000 for the same period in 1999, primarily due to additional personnel and related costs, higher advertising and trade show costs. The 1999 expenses include Impax Pharmaceuticals, Inc.'s costs for the period January 1, 1999 through December 14, 1999 (the merger date) and Impax Laboratories, Inc.'s costs for the period December 14, 1999 through December 31, 1999.

General and Administrative Expenses

The general and administrative expenses for the year ended December 31, 2000 were $9,764,000 as compared to $1,506,000 for the same period in 1999. The increase was primarily due to the amortization of intangibles and goodwill of $4,604,000, patent infringement insurance premiums and legal expenses related to the Paragraph IV litigations, higher professional fees, and additional personnel. The 1999 expenses include Impax Pharmaceuticals, Inc.'s costs for the period January 1, 1999 through December 14, 1999 (the merger date) and Impax Laboratories, Inc.'s costs for the period December 14, 1999 through December 31, 1999.

Other Operating Income

Other operating income for the year ended December 31, 2000 was $306,000 as compared to $43,000 for the same period in 1999. The increase was primarily due to additional license fees income received in 2000 and the sale of two non-ANDA product formulations.

Restructuring Charges and Non-Recurring Items

We incurred restructuring charges and non-recurring items for the year ended December 31, 2000 of $3,646,000. These charges were one-time charges related to the ceasing of manufacturing operations in our Philadelphia facility and rationalizing of the product line and included the following write-offs: intangibles of $2,037,000, inventory of $957,000, and equipment impairment of $652,000.

Interest Income

The interest income for the year ended December 31, 2000 was $758,000 as compared to $393,000 for the same period in 1999, primarily due to the increase in cash equivalents and short-term investments generated from the proceeds of private placements of equity during 2000.

Interest Expense

The interest expense for the year ended December 31, 2000 was $339,000 as compared to $9,000 for the same period in 1999, primarily due to the borrowings under the revolving credit facility with GE Capital. The 1999 interest expense includes Impax Pharmaceuticals, Inc.'s costs for the period January 1, 1999 through December 14, 1999 (the merger date) and Impax Laboratories, Inc.'s costs for the period December 14, 1999 through December 31, 1999.

Net Loss

The net loss for the year ended December 31, 2000 was $24,961,000, as compared to $8,949,000 for the year ended December 31, 1999. The increase in net loss was primarily due to increased research and development expenses, and increased selling, general and administration expenses, which included amortization of intangibles and goodwill of $4,604,000, and the one-time restructuring charge and non-recurring items of $3,646,000. On a pro forma basis, if our merger with Impax Pharmaceuticals took place on January 1, 1999 our net loss would have been approximately $15,224,000 for the year ended December 31, 1999.

Liquidity and Capital Resources

As of December 31, 2001 we had $15,044,000 in cash and cash equivalents and $20,422,000 in short-term investments. The short-term investments mature within a year and we believe that the market risk arising from holding these investments is not material.

During the year ended December 31, 2001 we received $24,831,000 in proceeds from sale of common stock (net of expenses) as follows:

     >> June 2001 sale of 2,187,500 shares of common stock in a private placement to accredited investors for aggregate gross proceeds of $17,500,000; and

     >> September 2001 and December 2001 sale of 579,015 shares of common stock to Teva, pursuant to our strategic alliance agreement, for aggregate proceeds of $7,500,000.

In consideration for the potential transfer of marketing rights, we received $22 million from Teva which will assist in the construction and renovation of the Hayward, California facilities and the development of the 12 products specified in the agreement. The $22 million is reflected on the balance sheet as a refundable deposit. The refundable deposit was provided by Teva in the form of a loan, the repayment of which will be forgiven upon IMPAX's attainment of certain milestones. We are accruing interest at the annual rate of 8%.

The refundable deposit and related interest obligation is due and payable on January 15, 2004, in cash or equity at our discretion, unless partially or totally forgiven based on our attainment of certain milestones.

During the year ended December 31, 2001 we obtained two loans from Cathay Bank, partially financing the properties acquired by us, as follows:

     >> a $2,470,000 mortgage with a maturity of seven years and a 25 year amortization at a fixed interest rate of 8.17% for the previously leased Huntwood Avenue - Hayward, California, property, which is housing the corporate headquarters and the primary research and development center. This property was purchased for $3,800,000; and

     >> a $3,300,000 mortgage with a maturity of seven years and a 25 year amortization at a fixed interest rate of 7.50% for the previously leased San Antonio Street - Hayward, California, property which, when renovated, will house our primary manufacturing center. This property was purchased for $4,900,000.

We had a revolving credit facility with GE Capital, providing financing to us of up to $5 million based on levels of accounts receivable and inventory. This credit facility expired at the end of July 2001. During 2001, we repaid approximately $2,425,000 to GE Capital.

The net cash provided by financing activities for the year ended December 31, 2001 was approximately $51,566,000, which was partially used to fund operating activities of approximately $18,753,000 and the purchases of property and equipment of approximately $16,575,000.

In addition to the two Hayward, California, property acquisitions of $3,800,000 and $4,900,000 respectively, we spent approximately $7,300,000 for the conversion of the San Antonio Street - Hayward, California, building into a manufacturing facility for the production of oral dosage form pharmaceutical products.

Our capital expenditures planned for 2002 include the completion of the manufacturing facility on San Antonio Street - Hayward, California, for which we estimate an additional $5 million in spending, and approximately $2.5 million in upgrading the Huntwood Avenue - Hayward, California, facility to accommodate the increased research and development capacity.

We have no interest rate or derivative hedging contracts and material foreign exchange or commodity price risks. We are also not party to any off-balance-sheet arrangements, other than operating leases.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

We anticipate obtaining, during 2002, a revolving line of credit to partially fund our working capital requirements. However, we may be unable to obtain a new revolving line of credit on terms acceptable to us, or at all.

Although our existing cash, cash equivalents, and short-term investments are expected to decline during 2002, we believe that our existing balances, together with an anticipated $7,500,000 from equity purchases by Teva, will be sufficient to meet our operational plan for at least the next 12 months. We may, however, seek additional financing in order to accelerate our business plan in the brand name pharmaceutical area.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, SFAS No. 133 was effective for the year beginning January 1, 2001. The adoption of SFAS No. 133 did not have an effect on our results of operations, financial position, or cash flows. Our policy is not to enter into any transactions involving derivative instruments.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of the SFAS No. 141 did not have an effect on our results of operations, financial position, or cash flows.

Also, during June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. We will adopt the provisions of SFAS 142 in our first quarter ended March 31, 2002. We are in the process of preparing for the adoption of SFAS 142 and expect that we will no longer amortize our existing goodwill. We will also expect to test, at that time and on an ongoing basis, the goodwill for impairment. The amortization expense associated with goodwill for the year 2001 was $3,504,000.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently assessing the effect (if any) the adoption of SFAS No. 143 will have on our results of operations, financial position, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." The provisions of SFAS No. 144 will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. We are currently assessing the effect (if any) the adoption of SFAS No. 144 will have on our results of operations, financial position, or cash flows.

Risk Factors

We have experienced, and expect to continue to experience, operating losses and negative cash flow from operations and our future profitability is uncertain.

We do not know whether or when our business will ever be profitable or generate positive cash flow, and our ability to become profitable or obtain positive cash flow is uncertain. We have generated minimal revenues to date and have experienced operating losses and negative cash flow from operations since our inception. As of December 31, 2001 our accumulated deficit was $70,302,000 and we had outstanding indebtedness in an aggregate principal amount of $29,100,000. To remain operational, we must, among other things:

     >>  continue to obtain sufficient capital to fund our operations;
     >>  obtain from the FDA approval for our products;
     >> prevail in patent infringement litigation in which we are involved; >> successfully launch our new products; and >> comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We may never become profitable or generate positive cash flow from operations.

We currently have a limited number of commercialized products and these products generate limited revenues and are expected to have declining revenues over their product lives.

We currently market 20 generic pharmaceuticals which represent dosage variations of seven different pharmaceutical compounds. Our revenues from these products in the year ended December 31, 2001 were approximately $6.6 million. We do not anticipate further revenue growth from these products; rather, we anticipate that revenues from these products will decline over time. As a result, our future prospects are dependent on our ability to successfully introduce new products. The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development. Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market our products if we do not prevail in the patent infringement litigation in which we are involved. Our future results of operations will depend significantly upon our ability to develop, receive FDA approval for, and market new pharmaceutical products.

Our products are subject to a costly and time-consuming regulatory approval process prior to commercialization.

We are required to obtain FDA approval before marketing new drug products. The FDA approval requirements are costly and time consuming. Our bioequivalence or clinical studies and other data may not result in FDA approval to market our new drug products. While we believe that the FDA's abbreviated new drug application procedures will apply to our bioequivalent versions of controlled-release drugs, these drugs may not be suitable for, or approved as part of, these abbreviated applications. Moreover, after the FDA approves one of our products, we may have to withdraw it from the market if our manufacturing is not in accordance with FDA standards or our own internal standards.

Some abbreviated application procedures for bioequivalent controlled-release drugs and other products are presently the subject of petitions filed by brand name drug manufacturers, which seek changes from the FDA in the approval requirements for particular bioequivalent drugs. We cannot predict at this time whether the FDA will make any changes to its abbreviated application requirements as a result of these petitions, or the effect that any changes may have on us. Any changes in FDA regulations or policies may make abbreviated application approvals more difficult and thus may materially harm our business and financial results.

In order to market a new drug that does not qualify for the FDA's abbreviated application procedures, we may have to conduct extensive clinical trials to demonstrate product safety and efficacy and submit a New Drug Application ("NDA"). The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. We have never submitted an NDA. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval.

Patent certification requirements for bioequivalent controlled-release drugs and for some new drugs could also result in significant delays in obtaining FDA approval if patent infringement litigation is initiated by the holder or holders of the brand name patents. Most of our pending ANDAs have been filed pursuant to Paragraph IV of the Hatch-Waxman Amendments. We have certified to the FDA that the products for which we have filed these ANDAs do not infringe any valid or enforceable patents. Patent litigation has been instituted against us with respect to seven of our pending ANDAs relating to our generic controlled-release product candidates. The FDA will not be able to finally approve any of these ANDAs until the earlier of 30 months from the date the Paragraph IV certification is given to the patent holder, expiration of the patents involved in the certification, or when the patent litigation is resolved in our favor. Delays in obtaining FDA approval of abbreviated applications and some new drug applications can also result from a marketing exclusivity period and/or an extension of patent terms.

We are subject to substantial patent litigation that could delay or prevent our commercialization of products.

We have and continue to face substantial patent infringement litigation with respect to our proposed products. To date, patent litigation has been filed against us in connection with seven of the ANDAs we have filed containing certifications relating to infringement, validity, or enforceability of patents. In these ANDAs, we have certified that we believe an unexpired patent which is listed with the FDA and covers the brand name product will not be infringed and/or is invalid or unenforceable. Patent litigation is both costly and time consuming. If we are unable to prevail in these litigations or obtain any required licenses, we may be prevented from commercializing our products.

We anticipate that additional legal actions may be filed against us as we file additional ANDAs. Patent litigation may also be brought against us in connection with NDA products that we may pursue. The outcome of patent litigation is difficult to predict. Prior to filing an ANDA or NDA, we evaluate the probability of patent infringement litigation on a case-by-case basis. Our business and financial results could be materially harmed by the delays in marketing our products as a result of litigation, an unfavorable outcome in any litigation, or the expense of litigation, whether or not it is successful.

If our strategic alliance with Teva Pharmaceuticals Ltd. fails to benefit us as expected, our business will be harmed.

On June 27, 2001, we entered into a strategic alliance agreement with a subsidiary of Teva Pharmaceuticals Industries, Ltd. for 12 controlled-release generic pharmaceutical products. The agreement grants Teva exclusive U.S. marketing rights, and an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel, for five of our products pending approval at the FDA and six products under development. In addition, we granted Teva an option to acquire exclusive marketing rights to one other product currently pending approval at the FDA. Of the six products under development, two have been filed with the FDA. Teva has elected to commercialize a competing product to one of the two products filed since June 2001, which it has developed internally. Pursuant to the agreement, we have elected to participate in the development and commercialization of Teva's competing product and share in the gross margin of such product. Teva, at its option, can acquire exclusive marketing rights for these products in the rest of North America, South America, the European Union and Israel. We will be responsible for supplying Teva with all of its requirements for the products and will generally share with Teva in the gross margins from its sale of the products. We will depend on our strategic alliance with Teva to achieve market penetration for the products covered by the agreement and to generate product revenues for us. We entered into the agreement with Teva on the basis of certain expectations of the level of sales of the products which Teva will achieve. If we fail to maintain our strategic alliance with Teva, or if our strategic alliance with Teva fails to benefit us as expected, our revenues will not meet our expectations and our business will be harmed.

Our stockholders may be adversely affected by strategic alliances or licensing arrangements we make with other companies.

We may enter into strategic alliances or licensing arrangements with other companies. These arrangements may require us to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that are not favorable to us, either of which could reduce the market value of our common stock.

We face intense competition in the pharmaceutical industry from both brand name and generic manufacturers, and wholesalers that could severely limit our growth.

The pharmaceutical industry is highly competitive and many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than us. We are subject to competition from numerous other entities that currently operate in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake in-house development of these products. Our generic products may be subject to competition from, among other products, competing generic products marketed by the patent holder. Some of our competitors have greater experience than we do in obtaining FDA and other regulatory approvals. Our competitors may succeed in developing products that are more effective or cheaper to use than products we may develop. These developments may render our products uncompetitive. We may be unable to continue to compete successfully with these companies.

In order to obtain market share for our generic products, our products will need to be successfully marketed to pharmaceutical wholesalers, chain drug stores which warehouse products, mass merchandisers, mail-order pharmacies and others. These entities often purchase generic products from a limited number of suppliers, which they then sell to end-users. Among the factors considered by these entities in purchasing a generic product are price, on-time delivery, a good record with the FDA and relationship. In order to obtain market share for our brand name products, we will be dependent on physicians prescribing our products to their patients. Among the factors considered by physicians in prescribing a brand name product is the quality and effectiveness of the product. We have only limited experience in marketing our generic products and have no experience in marketing brand name products. We or our strategic partner may not be able to successfully market our products.

We face risks related to goodwill and intangibles.

During fiscal 2000, we wrote-off $2.0 million of intangibles recorded in connection with product rights and licenses as a result of ceasing manufacturing in our Philadelphia facility, discontinuing the manufacturing and sale of certain of our products, and outsourcing the manufacture of certain of our products. At December 31, 2001, our goodwill and intangibles were approximately $28.7 million, or approximately 29% of our total assets. We may never realize the value of our goodwill and intangibles. We will continue to evaluate on a regular basis whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case a charge to earnings would become necessary. Although at December 31, 2001 we do not consider the net unamortized balance of goodwill to be impaired under accounting principles generally accepted in the United States of America, any such future determination requiring the write-off of a significant portion of unamortized goodwill could have a material adverse effect on our financial condition or results of operations.

Our limited capital may make it difficult for us to repay indebtedness, or require us to modify our business operations and plans by spending less money on research and development programs, developing fewer products, and filing fewer drug applications with the FDA.

Our cash used in operations has exceeded cash generated from operations in each period since our inception. We anticipate continuing to incur expenses substantially in excess of our product revenues for the foreseeable future. As of December 31, 2001 we had outstanding indebtedness of approximately $29,100,000, bearing interest at rates ranging from 2% to 8.17% annually. Additionally, as of December 31, 2001 we had an accumulated stockholders' deficit of approximately $70,302,000. We may not be able to maintain adequate capital at any given time or from time to time in the future.

As of December 31, 2001 we had approximately $35.5 million of cash, cash equivalents, and short-term investments, all of which are unrestricted. Although we estimate that these funds will be sufficient for at least the next 12 months of operations at our planned expenditure levels, these funds may not be sufficient. The exact amount and timing of future capital requirements will depend upon many factors, including continued progress with our research and development programs, expansion of these programs, the approval and launch of new products, as well as the amount of revenues generated by our existing products. We may not be successful in obtaining additional capital in amounts sufficient to fund our operations. Additional financing also may not be available to us on terms favorable to us or our stockholders, or at all. In the event that adequate funds are not available, our business operations and plans may need to be modified. The lack of additional capital could result in less money being spent on research and development programs, fewer products being developed and at a slower pace, and fewer drug applications being filed with the FDA.

Generic drug makers are often most profitable when they are the first producer of a generic drug, and we do not know if we will be the first producer of any generic drug product.

In August 1999, the FDA proposed to amend its regulations relating to 180-day marketing exclusivity for which certain bioequivalent drugs may qualify. In its proposal, the FDA explained that to qualify for exclusivity, a pharmaceutical company must be the first generic applicant to file an ANDA with the FDA in a substantially complete form, rather than the first company to successfully challenge a patent. We believe we were first to file with the FDA on only one ANDA. We cannot predict whether or what changes the FDA may make to its regulations. In March 2000, the FDA issued new guidelines regarding the timing of approval of ANDAs following a court decision in patent infringement actions and the start of the 180-day marketing exclusivity period provided for in the Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Amendments, applicable to generic pharmaceuticals. These guidelines could result in us not being able to utilize all or any portion of the 180-day marketing exclusivity period on ANDA products we were first to file on, depending on the timing and outcome of court decisions in patent litigation. We are unable to predict what impact, if any, the FDA's new guidelines may have on our business or financial condition. The first generic drug manufacturers receiving FDA approval for generic equivalents of related brand name products have often captured greater market share from the brand name product than later arriving manufacturers. The development of a new generic drug product, including its formulation, testing and FDA approval, generally takes approximately three or more years. Consequently, we may select drugs for development several years in advance of their anticipated entry to market, and cannot know what the market or level of competition will be for that particular product if and when we begin selling the product. In addition, by introducing generic versions of their own brand name products prior to the expiration of the patents for those drugs, brand name drug companies have attempted to prevent generic drug manufacturers from producing or capturing market share for certain products. Brand name companies have also attempted to prevent competing generic drug products from being treated as equivalent to their brand name products. We expect efforts of this type to continue.

We face uncertainties related to clinical trials which could result in delays in product development and commercialization.

Prior to seeking FDA approval for the commercial sale of brand name controlled-release formulations under development, we must demonstrate through clinical trials that these products are safe and effective for use. We have limited experience in conducting and supervising clinical trials. A number of difficulties are associated with clinical trials. The results of clinical trials may not be indicative of results that would be obtained from large-scale testing. Clinical trials are often conducted with patients having advanced stages of disease and, as a result, during the course of treatment these patients can die or suffer adverse medical effects for reasons that may not be related to the pharmaceutical agents being tested, but which nevertheless affect the clinical trial results. Moreover, our clinical trials may not demonstrate sufficient safety and efficacy to obtain FDA approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials even after promising results in pre-clinical studies. These failures have often resulted in decreases in the stock prices of these companies. If any of our products under development are not shown to be safe and effective in clinical trials, our business and financial results could be materially harmed.

Our assumptions may not bear out as we expect.

Our expectations regarding the success of our products and our business are based on assumptions which may not bear out as we expect. In our press releases and other public documents, we have forecast the accomplishment of objectives material to our success, such as anticipated filings with the FDA and anticipated receipt of FDA approvals. The actual timing and results of these events can vary dramatically due to factors such as the uncertainties inherent in the drug development and regulatory approval process, and delays in achieving manufacturing capacity and marketing infrastructure sufficient to commercialize our products. We may not make regulatory submissions or receive regulatory approvals as forecasted, or we may not be able to adhere to our current schedule for product launches.

The time necessary to develop generic drugs may adversely affect if and when, and the rate at which, we receive a return on our capital.

We begin our development activities for a new generic drug product several years in advance of the patent expiration date of the brand name drug equivalent. The development process, including drug formulation, testing and FDA review and approval, often takes three or more years. This process requires that we expend considerable capital to pursue activities that do not yield an immediate or near-term return. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market for the product. If this were to occur, our potential return on our investment in developing the product, if approved for marketing by the FDA, would be adversely affected and we may never receive a return on our investment in the product. It is also possible for the manufacturer of the brand name product for which we are developing a generic drug to obtain approvals from the FDA to switch the brand name drug from the prescription market to the over-the-counter market. If this were to occur, we would be prohibited from marketing our product other than as an over-the-counter drug, in which case product revenues could be significantly less than we anticipated.

Our revenues and operating results have fluctuated, and could fluctuate significantly in the future, which may have a material adverse effect on our results of operations and stock price.

Our revenues and operating results may vary significantly from quarter to quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from, among other factors:

     >>  the timing of FDA approvals we receive;
     >> the timing of process validation for particular generic drug products; >> the timing of product launches;
     >> the introduction of new products by others that render our products obsolete or noncompetitive;
     >> the outcome of our patent infringement litigations; and >> the addition or loss of customers.

Our results of operations will also depend on our ability to maintain selling prices and gross profit margins. As competition from other manufacturers intensifies, selling prices and gross profit margins often decline, which has been our experience with our existing products. Our future operating results may also be affected by a variety of additional factors, including the results of future patent challenges and the market acceptance of our new products.

Restrictive FDA regulations govern the manufacturing and distribution of our products.

In addition to requiring FDA approval prior to marketing any of our products, we are subject to FDA regulations regarding the development, manufacture, distribution, labeling and promotion of prescription drugs. In addition, the FDA requires that certain records be kept and reports be made, mandates registration of drug manufacturers and listing of their products, and has the authority to inspect manufacturing facilities for compliance with their current Good Manufacturing Practices. Our business and financial results could be materially harmed by any failure to comply with manufacturing and other requirements.

Other requirements exist for controlled drugs, such as narcotics, which are regulated by the U.S. Drug Enforcement Administration ("DEA"). Further, the FDA has the authority to withdraw approvals of previously approved drugs for cause, to request recalls of products, to bar companies and individuals from future drug application submissions and, through action in court, to seize products, institute criminal prosecution, or close manufacturing plants in response to violations. The DEA has similar authority and may also pursue monetary penalties. Our business and financial results could be materially harmed by these requirements or FDA or DEA actions.

We will need an effective sales organization to market and sell our future brand products and our failure to build or maintain an effective sales organization may harm our business.

We do not currently market products under our own brand and we cannot assure you that we ever will do so. Currently, we do not have an active sales division to market and sell any brand name products that we may develop or acquire. We may not be able to recruit qualified sales personnel to market our brand name products prior to the time those products are available for commercial launch. Our inability to enter into satisfactory sales and marketing arrangements in the future may materially harm our business and financial results. We may have to rely on collaborative partners to market our branded products. These partners may not have our same interests in marketing the products and may fail to effectively market the products, and we may lose control over the sales of these products.

Decreases in health care reimbursements could limit our ability to sell our products or decrease our revenues.

Our ability to maintain revenues for our products will depend in part on the extent to which reimbursement for the cost of pharmaceuticals will be available from government health administration agencies, private health insurers, and other organizations. In addition, third party payors are attempting to control costs by limiting the level of reimbursement for medical products, including pharmaceuticals, which may adversely affect the pricing of our products. Moreover, health care reform has been, and is expected to continue to be, an area of national and state focus, which could result in the adoption of measures that could adversely affect the pricing of pharmaceuticals or the amount of reimbursement available from third party payors. We cannot assure you that health care providers, patients, or third party payors will accept and pay for our pharmaceuticals. In addition, there is no guarantee that health care reimbursement laws or policies will not materially harm our ability to sell our products profitably or prevent us from realizing an appropriate return on our investment in product development.

We are subject to an outstanding court order governing manufacture of our products that may adversely affect our product introduction plans and results of operations.

On May 25, 1993 the United States District Court for the Eastern District of Pennsylvania issued an order against Richlyn Laboratories, Inc. that, among other things, permanently enjoined Richlyn from selling any drug manufactured, processed, packed or labeled at its Philadelphia facility unless it met certain stipulated conditions. When we acquired the facilities and drug applications of Richlyn, we became subject to the conditions in that court order. The order requires, in part, that the FDA find that products manufactured, processed and packed at the former Richlyn facility (our Philadelphia facility) conform with FDA regulations concerning current Good Manufacturing Practices before the products can be marketed. If we are unable to maintain compliance with current Good Manufacturing Practices, the packaging operations we conduct at our Philadelphia facility could be severely restricted.

We depend on our patents and trade secrets and our future success is dependent on our ability to protect these secrets and not infringe on the rights of others.

We believe that patent and trade secret protection is important to our business and that our future success will depend, in part, on our ability to obtain patents, maintain trade secret protection, and operate without infringing on the rights of others. We have been issued two U.S. patents and have filed additional U.S. and various foreign patent applications relating to our drug delivery technologies. We expect to apply for additional U.S. and foreign patents in the future. The issuance of a patent is not conclusive as to its validity or as to the enforceable scope of the claims of the patent. In addition, the issuance of a patent to us does not mean that our products do not infringe on the patents of others. We cannot assure you that:

     >> our patents, or any future patents, will prevent other companies from developing similar or functionally equivalent products or from successfully challenging the validity of our patents;
     >>  any of our future processes or products will be patentable;
     >> any pending or additional patents will be issued in any or all appropriate jurisdictions;
     >> our processes or products will not infringe upon the patents of third parties; or
     >> we will have the resources to defend against charges of patent infringement by third parties or to protect our own patent rights against infringement by third parties.

We also rely on trade secrets and proprietary knowledge which we generally seek to protect by confidentiality and non-disclosure agreements with employees, consultants, licensees and pharmaceutical companies. If these agreements are breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known by our competitors.

Our business and financial results could be materially harmed if we fail to avoid infringement of the patent or proprietary rights of others or to protect our patent rights.

We have exposure to patent infringement litigation as a result of our product development efforts, which could adversely affect our product introduction efforts and be costly.

The patent position of pharmaceutical firms involves many complex legal and technical issues and has recently been the subject of much litigation. There is no clear policy establishing the breadth of claims allowed or the degree of protection afforded under these patents. During the past several years, there has been an increasing tendency for the innovator of the original patented product to bring patent litigation against a generic drug company. This litigation is often initiated as an attempt to delay the entry of the generic drug product and reduce its market penetration.

As of December 31, 2001 we have $7 million of patent infringement liability insurance covering us against the costs associated with patent infringement claims made against us relating to seven ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. This insurance coverage may not be sufficient to cover any liability resulting from alleged or proven patent infringement. Additionally, we do not believe that this type of litigation insurance will be available to us on acceptable terms for our other current or future ANDAs.

We may be subject to product liability litigation and any claims brought against us could have a material adverse effect upon us.

The design, development and manufacture of our products involve an inherent risk of product liability claims and associated adverse publicity. Product liability insurance coverage is expensive, difficult to obtain, may not be available in the future on acceptable terms, or at all. Any claims brought against us, whether fully covered by insurance or not, could have a material adverse effect upon us.

We are dependent on a small number of suppliers for our raw materials, and any delay or unavailability of raw materials can materially adversely affect our ability to produce products.

The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier, FDA approval of a new supplier could delay the manufacture of the drug involved. In addition, some materials used in our products are currently available from only one, or a limited number of suppliers. Further, a significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

     >> greater possibility for disruption due to transportation or communication problems;
     >>  the relative instability of some foreign governments and economies;
     >> interim price volatility based on labor unrest, materials or equipment shortages, or fluctuations in currency exchange rates; and
     >> uncertainty regarding recourse to a dependable legal system for the enforcement of contracts and other rights.

The delay or unavailability of raw materials can materially adversely affect our ability to produce products. This can materially adversely affect our business and operations.

We depend on key officers and qualified scientific and technical employees, and our limited resources may make it more difficult to attract and retain these personnel.

As a small company with, as of December 31, 2001 approximately 132 employees, the success of our present and future operations will depend to a great extent on the collective experience, abilities, and continued service of Charles Hsiao, our Chairman and Co-Chief Executive Officer, Barry R. Edwards, our Co-Chief Executive Officer, Larry Hsu, our President and Chief Operating Officer, and certain of our other executive officers. We do not have any employment agreements with any of our executive officers, other than Dr. Hsiao, Mr. Edwards, and Dr. Hsu. We do not maintain key man life insurance on the lives of any of our executives. If we lose the services of any of these executive officers, it could have a material adverse effect on us. Because of the specialized scientific nature of our business, we are also highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel would be significantly detrimental to our product development programs. Our small size and limited financial and other resources may make it more difficult for us to attract and retain qualified officers and qualified scientific and technical personnel.

We have limited manufacturing capacity requiring us to build additional capacity for products in our pipeline. Our manufacturing facilities must comply with stringent FDA and other regulatory requirements.

We currently have three facilities: the Hayward (Huntwood Avenue), California, 35,125 square foot facility which serves as our corporate headquarters and our primary development center; the Hayward (San Antonio Street), California, 50,400 square foot facility which is currently under construction to serve as our primary manufacturing center; and the Philadelphia, Pennsylvania, 113,000 square foot facility which serves as our center for sales, packaging and distribution.

In addition to obtaining the appropriate licenses and permits to build the new facility currently under construction, the new manufacturing facility, once completed, will need to be in compliance with current Good Manufacturing Practices and inspected. We cannot assure you that such permits, licenses and approvals will be obtained or, if obtained, obtained in time to manufacture additional products as they are approved. Our facilities are subject to periodic inspections by the FDA and we cannot assure you that the facilities will continue to be in compliance with or, in the case of the new manufacturing facility currently under construction, that this facility will be in compliance with current Good Manufacturing Practices or other regulatory requirements. Failure to comply with such requirements could result in significant delays in the development, approval and distribution of our planned products, and may require us to incur significant additional expense to comply with current Good Manufacturing Practices or other regulatory requirements.

The DEA also periodically inspects facilities for compliance with security, recordkeeping, and other requirements that govern controlled substances. We cannot assure you that we will be in compliance with DEA requirements in the future.

Our compliance with environmental, safety, and health laws may necessitate substantial expenditures in the future, the capital for which may not be available to us.

We cannot accurately predict the outcome or timing of future expenditures that we may be required to make in order to comply with the federal, state and local environmental, safety and health laws and regulations that are applicable to our operations and facilities. We must comply with environmental laws that govern, among other things, airborne emissions, waste water discharges, workplace safety, and solid and hazardous waste disposal. We are also subject to potential liability for the remediation of contamination associated with both present and past hazardous waste generation, handling and disposal activities. We are subject periodically to environmental compliance reviews by environmental, safety and health regulatory agencies. Environmental laws have changed in recent years and we may become subject to stricter environmental standards in the future and face larger capital expenditures in order to comply with environmental laws. Our limited capital makes it uncertain whether we will be able to pay for larger than expected capital expenditures. Also, future costs of compliance with new environmental, safety and health requirements could have a material adverse effect on our financial condition or results of operations.

If we are unable to manage our growth, our business will suffer.

We have experienced rapid growth of our operations. This growth has required us to expand, upgrade and improve our administrative, operational and management systems, controls and resources. We anticipate additional growth in connection with the expansion of our manufacturing operations, development of our brand name products, our marketing and sales efforts for the products we develop, and the development and manufacturing efforts for our products. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage growth effectively or to develop a successful marketing approach, our business and financial results will be materially harmed.

Our stockholders may sustain future dilution in ownership as a result of the terms of some of our outstanding securities or future issuances of securities.

We may need to raise additional capital in the future to fund our operations and planned expansion. To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for equity securities, ownership dilution to our stockholders, including holders of shares purchased in this offering, will result. At December 31, 2001 we had 75,000 shares outstanding of our Series 2 Preferred Stock. At December 31, 2001 these shares were convertible, at any time at the option of their holders, into an aggregate of 1,500,000 shares of our common stock. The shares of preferred stock also have anti-dilution protections if we were to issue stock for a price below stated levels ($5.00 per share for the Series 2 Preferred Stock), which could make them convertible into additional shares of common stock. In addition, the Series 2 Preferred Stock is subject to redemption, mandatorily on March 31, 2005, or at the option of the holder upon the occurrence of certain events. In either case, we can elect to pay the redemption price of $100 per share of Series 2 Preferred Stock by issuing shares of common stock at a discount of 10% from the then current market price of the common stock. In addition, we borrowed $22 million from Teva. This refundable deposit will be forgiven if we achieve certain milestones relating to the development of certain products. If we fail to achieve the milestones, the refundable deposit will become payable on January 15, 2004, in cash or, at our option, by the issuance of our common stock at a price equal to the average closing sale price for the common stock measured over the ten trading days ending two days prior to the date on which the common stock is acquired by Teva. We also agreed to sell to Teva at various times through June 15, 2002 at the then market price, such number of shares of our common stock as can be purchased for $15 million. The first two purchases for aggregate proceeds of $7.5 million were completed in 2001.

A substantial number of our shares are eligible for future sale and the sale of our shares into the market may depress our stock price.

Our stock price may be depressed by future sales of our shares or perception that future sales may occur. We had 46,680,047 shares outstanding as of December 31, 2001 of which approximately 21.2 million shares were owned by our officers and directors or their affiliates and are considered restricted shares. Substantially all of these approximately 21.2 million shares have been registered for sale under the Securities Act of 1933 and, subject to certain limitations, may be sold at any time without restriction. The remaining shares of our outstanding common stock are freely tradable. In addition, as of December 31, 2001 we had 75,000 shares of Series 2 Preferred Stock outstanding, convertible into at least 1,500,000 shares of common stock, outstanding warrants to purchase 2,798,266 shares of common stock, and outstanding stock options to purchase 3,285,069 shares of common stock. The common stock into which the outstanding 75,000 shares of Series 2 Preferred Stock are convertible has been registered for sale under the Securities Act of 1933 and, subject to certain limitations, may be sold at any time without restriction. None of the shares underlying the warrants have yet been registered for sale under the Securities Act of 1933, but substantially all of the warrants have registration rights entitling the holders to register the underlying shares under the Securities Act of 1933 in certain instances upon exercise of the warrants, which would allow those shares of common stock to be sold without restriction. The shares underlying the stock options have been registered under the Securities Act of 1933 and, subject to certain limitations, may be sold upon exercise of the stock options without restriction. In addition, on December 31, 2001 we had 1,674,538 shares of common stock available for issuance under employee benefit plans in addition to the 3,285,069 shares issuable upon exercise of the options referred to above. We are unable to estimate the amount, timing, or nature of future sales of common stock. Sales of substantial amounts of the common stock in the public market, or the perception that these sales may occur, may lower the common stock's market price.

Control of our company is concentrated among a limited number of stockholders who can exercise significant influence over all matters requiring stockholder approval.

As of December 31, 2001 our present directors, executive officers and their respective affiliates and related entities beneficially owned approximately 45% of our outstanding common stock and common stock equivalents. Certain of these stockholders have the right to obtain additional shares of our equity securities under certain circumstances. They are entitled to preemptive rights, meaning that they are entitled to purchase additional shares of our equity securities when we sell shares of our equity in order to maintain their percentage ownership in our company, and are also entitled to anti-dilution protection, meaning that they will receive additional shares of our common stock in the event that we issue shares of our common or preferred stock at a lower purchase price than the purchase price paid for shares issued to these stockholders. They may also receive additional shares of our common stock if, pursuant to the mandatory or optional redemption provisions of our preferred stock, we redeem our preferred stock by electing to issue common stock in lieu of paying the cash redemption price. These stockholders can exercise significant influence over all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also potentially delay or prevent a change in control of our company.

Our stock price is likely to remain volatile.

The stock market has, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock, like the stock price of many publicly traded specialty pharmaceutical companies, has been and will likely continue to be volatile. Prices of our common stock may be influenced by many factors, including:

     >>  investor perception of us;
     >>  analyst recommendations;
     >>  market conditions relating to specialty pharmaceutical companies;
     >>  announcements of new products by us or our competitors;
     >> publicity regarding actual or potential development relating to products under development by us or our competitors;
     >>  developments or disputes concerning patent or proprietary rights;
     >>  delays in the development or approval of our product candidates;
     >>  regulatory developments;
     >> period to period fluctuations in financial results of us and our competitors;
     >>  future sales of substantial amounts of common stock by shareholders;
         and
     >>  economic and other external factors.

The anti-takeover provisions of our charter documents and Delaware law could adversely affect stockholders.

Certain provisions of our amended and restated certificate of incorporation and bylaws may have anti-takeover effects and may delay, defer, or prevent a takeover attempt of our company. We are also subject to the anti-takeover provisions of the Delaware General Corporation Law. Such provisions could also limit the price that investors might be willing to pay in the future for shares our common stock.

In addition, our Board of Directors has the authority to issue up to 2,000,000 shares of our preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders (except that the rights, preferences, and privileges may not be more favorable to the stockholder than the Series 2 Preferred Stock, without the approval of holders of the Series 2 Preferred Stock). Preferred stockholders could adversely affect the rights and interests of holders of common stock by:

     >> exercising voting, redemption, and conversion rights to the detriment of the holders of common stock;
     >> receiving preferences over the holders of common stock regarding assets or surplus funds in the event of our dissolution or liquidation;
     >>  delaying, deferring, or preventing a change in control of our company;

     >> discouraging bids for our common stock at a premium over the market price of the common stock; and
     >>  otherwise adversely affecting the market price of the common stock.

We are not likely to pay dividends.

We have not paid any cash dividends on our common stock and we do not plan to pay any cash dividends in the foreseeable future. We plan to retain any earnings for the operation and expansion of our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's investment portfolio consists of cash and cash equivalents and marketable securities stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, short-term commercial paper, and highly rated money market funds. One hundred percent of the Company's portfolio matures in less than one year. The carrying value of the investment portfolio approximates the market value at December 31, 2001. The Company's debt instruments at December 31, 2001, are subject to fixed interest rates and principal payments. We believe that the fair value of our fixed rate long-term and refundable deposit approximates its carrying value of approximately $29 million at December 31, 2001. While changes in market interest rates may affect the fair value of our fixed rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

We do not use derivative financial instruments and have no material foreign exchange or commodity price risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in the financial statements set forth in Item 14(a) under the heading "Financial Statements" as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure matters.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information concerning directors of Impax Laboratories, Inc. required under this Item is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A, related to the Registrant's 2002 Annual Meeting of Stockholders, to be held on May 6, 2002 (the "2002 Proxy Statement").

Executive Officers

The information concerning executive officers of Impax Laboratories, Inc. required under this Item is provided under Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference from our 2002 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference from our 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated herein by reference from our 2002 Proxy Statement.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

       The following are included herein under Item 8:

                                                                                                           Page Number
                                                                                                           -----------
       Reports of Independent Accountants............................................................          F-2

       Balance Sheets as of December 31, 2001 and 2000...............................................          F-3

       Statements of Operations for each of the three years in the period
          ended December 31, 2001....................................................................          F-4

       Statements of Stockholders Equity for each of the three years in the period
          ended December 31, 2001....................................................................      F-5 to F-6

       Statements of Cash Flows for each of the three years in the period
          ended December 31, 2001....................................................................          F-7

       Notes to Financial Statements.................................................................      F-8 to F-21

        2.  FINANCIAL STATEMENT SCHEDULES

       The following financial statement schedule of Impax Laboratories, Inc. for each of the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the Financial Statements, and related notes thereto, of Impax Laboratories, Inc.

                                                                                                           Page Number
                                                                                                           -----------
       Schedule II - Valuation and Qualifying Accounts                                                         S-1

       Schedules other than those listed above have been omitted since they are either not required not applicable, or the information has otherwise been included.

       3.  EXHIBITS

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

       3.1        Restated Certificate of Incorporation of the Company. (1)

       3.6        By-laws of the Company. (1)

       3.12       Certificate of Amendment of Restated Certificate of Incorporation of Global Pharmaceutical Corporation, dated
                  May 14, 1999. (5)

       3.13       Certificate of Amendment of Restated Certificate of Incorporation of Global Pharmaceutical Corporation, dated
                  December 14, 1999. (5)

       3.14       Certificate of Merger of Impax Pharmaceuticals, Inc. and Global Pharmaceutical Corporation (5)

       3.15       Certificate of Designations of Series 1-A Convertible Preferred Stock and Series 1-B Convertible Preferred
                  Stock. (5)

       Exhibit
       Number                               Description of Document
       -------                              -----------------------
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

       10.22      Open-End Mortgage between PIDC Financing Corporation and PIDA dated April 18, 1994. (1)

       10.25      Assignment of Installment Sale Agreement by and among PIDC Financing Corporation, PIDA and GPC Florida, dated
                  April 18, 1994. (1)

       10.26      Installment Sale Agreement by and between PIDC Financing Corporation and GPC Florida dated April 18, 1994. (1)

       10.27      PIDC Financing Corporation Note to the PIDA, dated April 18, 1994. (1)

       10.29      Consent, Subordination and Assumption Agreement by and among GPC Florida, PIDC Financing Corporation and PIDA, dated April 18, 2994. (1)

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

       10.48      Employment Agreement of Charles Hsiao, Ph.D., dated as of December 14, 1999. (4) (6)

       10.49      Employment Agreement of Barry R. Edwards, dated as of December 14, 1999. (4) (6)

       10.50      Employment Agreement of Larry Hsu, Ph.D., dated as of December 14, 1999. (4) (6)

       10.51      1999 Equity Incentive Plan of Impax Pharmaceuticals, Inc. (4) (6) (7)

       10.55      Strategic Alliance Agreement between TEVA PHARMACEUTICALS CURACAO N.V. and IMPAX LABORATORIES, INC. dated June
                  27, 2001 (8)

       10.56      Business and Loan Agreement between IMPAX LABORATORIES, INC. and CATHAY BANK dated June 22, 2001. (8)

       10.57      Business Loan Agreement between IMPAX LABORATORIES, INC. and CATHAY BANK dated November 12, 2001.

       10.58      License Agreement between Novartis Consumer Health, Inc. and Impax Laboratories, Inc. dated December 17, 2001.

       10.59      Supply Agreement between Novartis Consumer Health, Inc. and Impax Laboratories, Inc. dated December 17, 2001.

       23.1       Consent of PricewaterhouseCoopers LLP.(9)

       99.1       Court Order issued May 25, 1993, by the United States District Court for the Eastern District of Pennsylvania
                  against Richlyn Laboratories, Inc. (1)

                                              40

-------------------------------------------------
(1) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from , the Registrant's Registration Statement on Form SB-2 (File No. 33-99310-NY)
(2) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from , the Registrant's Yearly Report on Form 10-KSB for the year ended December 31, 1996.
(3) Previously filed with the Commission as Exhibits to, and incorporated herein by reference from , the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.
(4)  Indicates management contract or compensatory plan or arrangement.
(5) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Yearly Report on Form 10-KSB for the year ended December 31, 1999.
(6) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-4 (File No. 333-90599).
(7) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Registration Statement on Form S-8 (File No. 333-37968).
(8) Previously filed with the Commission as Exhibit to, and incorporated herein by reference from, the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2001.
(9)  Filed herewith.

   (b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IMPAX  LABORATORIES, INC.
                                   (Registrant)

                                   By  s/s  BARRY R. EDWARDS
                                   ------------------------------------
                                   Co-CHIEF  EXECUTIVE  OFFICER

                                   Date              March 20, 2002
                                        -------------------------------


                                   By  s/s  CORNEL C. SPIEGLER
                                   ------------------------------------
                                   CHIEF  FINANCIAL  OFFICER

                                   Date              March 20, 2002
                                        -------------------------------

In accordance with the securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dated indicated.

      s/s  CHARLES HSIAO, Ph.D.          Chairman, Co-Chief Executive Officer and Director
------------------------------------
          (Charles Hsiao, Ph.D.)


      s/s  BARRY R. EDWARDS              Co-Chief Executive Officer and Director
------------------------------------        (Principal Executive Officer)
          (Barry R. Edwards)


      s/s  LARRY HSU, Ph.D.              President, Co-Chief Operating Officer and Director
------------------------------------
          (Larry Hsu, Ph.D.)


      s/s  CORNEL C. SPIEGLER            Chief Financial Officer
------------------------------------        (Principal Financial and Accounting Officer)
          (Cornel C. Spiegler)


      s/s  LESLIE Z. BENET, Ph.D.        Director
------------------------------------
          (Leslie Z. Benet, Ph.D.)


      s/s  ROBERT L. BURR                Director
------------------------------------
          (Robert L. Burr)


      s/s  DAVID J. EDWARDS              Director
------------------------------------
          (David J. Edwards)


      s/s  NIGEL FLEMING, Ph.D.          Director
------------------------------------
          (Nigel Fleming, Ph.D.)


      s/s  MICHAEL MARKBREITER           Director
------------------------------------
          (Michael Markbreiter)


      s/s  OH KIM SUN                    Director
------------------------------------
          (Oh Kim Sun)


      s/s  MICHAEL G. WOKASCH            Director
------------------------------------
          (Michael G. Wokasch)

                            IMPAX LABORATORIES, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants.........................................................           F-2

Balance Sheets at December 31, 2001 and December 31, 2000.................................           F-3

Statements of Operations for each of the three years in the period ended December 31, 2001           F-4

Statements of Changes in Stockholders' Equity for each of the three years in the period
ended December 31, 2001...................................................................        F-5 to F-6

Statements of Cash Flows for each of the three years in the period ended December 31, 2001           F-7

Notes to Financial Statements.............................................................        F-8 to F-21

Schedule II - Valuation and Qualifying Accounts...........................................            S-1

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Impax Laboratories, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14(a) on page 39 present fairly, in all material respects, the financial position of Impax Laboratories, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 39 present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PRICEWATERHOUSECOOPERS LLP



February 12, 2002, except for Note 18, as to which the date is February 20, 2002 Philadelphia, Pennsylvania

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                                             December 31,
                                                                                                       -------------------------
                                                                                                        2001               2000
                                                                                                       ------             ------
ASSETS

Current assets:
                  Cash and cash equivalents                                                           $ 15,044            $ 11,448
                  Short-term investments                                                                20,422               7,780
                  Accounts receivable, net                                                               3,523               1,581
                  Inventory                                                                              3,488               2,949
                  Prepaid expenses and other assets                                                      1,506                 370
                                                                                                      --------            --------
                                       Total current assets                                             43,983              24,128
Property, plant and equipment, net                                                                      24,334               9,699
Investments and other assets                                                                               574                 692
Goodwill, net                                                                                           27,574              31,078
Intangibles, net                                                                                         1,147               1,531
                                                                                                      --------            --------
                                       Total assets                                                   $ 97,612            $ 67,128
                                                                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                  Current portion of long-term debt                                                   $    232            $   144
                  Accounts payable                                                                       3,996               2,276
                  Notes payable                                                                             -                2,425
                  Accrued expenses and deferred revenues                                                 3,575               1,481
                                                                                                       -------             -------
                                       Total current liabilities                                         7,803               6,326
Refundable deposit                                                                                      22,876                  -
Long-term debt                                                                                           6,868               1,345
Accrued compensation                                                                                        -                  400
Deferred revenues                                                                                          117                  -
                                                                                                      --------            --------
                                                                                                        37,664               8,071
                                                                                                      --------            --------

Commitments and contingencies (Note 12)
Mandatorily redeemable convertible Preferred Stock:

         Series 1 mandatorily redeemable convertible Preferred Stock, $0.01 par value 0 and 163,030 shares outstanding at December 31, 2001, and 2000,
             redeemable at $100 per share, respectively                                                     -               16,303
         Series 2 mandatorily redeemable convertible Preferred Stock, $0.01 par value
             75,000 and 120,000 shares outstanding at December 31, 2001, and 2000,
             redeemable at $100 per share                                                                7,500              12,000
                                                                                                      --------            --------
                                                                                                         7,500              28,303
                                                                                                      --------            --------
Stockholders' equity:

         Redeemable convertible Preferred Stock                                                            -                    -
         Common stock, $0.01 par value, 75,000,000 shares authorized and 46,680,047 and 32,294,532 shares issued and outstanding at December 31, 2001,
             and 2000, respectively                                                                        466                 323
         Additional paid-in capital                                                                    122,957              76,740
         Unearned compensation                                                                            (673)             (1,118)
         Accumulated deficit                                                                           (70,302)            (45,191)
                                                                                                      --------            --------
                                       Total stockholders' equity                                       52,448              30,754
                                                                                                      --------            --------
                                       Total liabilities and stockholders' equity                     $ 97,612            $ 67,128
                                                                                                      ========            ========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
             (dollars in thousands, except share and per share data)

                                                                                             Year Ended December 31,
                                                                             -----------------------------------------------------
                                                                                 2001                 2000                 1999
                                                                             -----------          -----------           ----------
Net sales                                                                    $     6,591          $    10,170           $    1,240

Cost of sales                                                                      9,669                9,716                  925
                                                                             -----------          -----------                 ----

Gross margin (loss)                                                               (3,078)                 454                  315

Research and development                                                          11,890               11,096                6,479

Less:  Teva payments                                                                (918)                   -                    -
                                                                             -----------          -----------           ----------

Research and development, net                                                     10,972               11,096                6,479

Acquired in-process research and development                                          -                    -                 1,379

Selling                                                                            2,186                1,346                  327

General and administrative*                                                        9,258                9,764                1,506

Other operating income, net                                                          164                  306                   43

Restructuring charges and non-recurring items**                                        -                3,646                    -
                                                                             -----------          -----------           ----------

Net loss from operations                                                         (25,330)             (25,092)              (9,333)

Interest income                                                                    1,148                  758                  393

Interest expense***                                                                 (929)                (339)                  (9)
                                                                             -----------          -----------           ----------

Net loss before  cumulative effect of accounting change                      $   (25,111)         $   (24,673)          $   (8,949)
                                                                             ===========          ===========           ==========

Cumulative effect of accounting change (SAB101)                                        -                 (288)                   -
                                                                             -----------          -----------           ----------

Net loss                                                                     $   (25,111)         $   (24,961)          $   (8,949)
                                                                             ===========          ===========           ==========

Net loss per share before cumulative effect of accounting change             $     (0.60)         $     (0.90)          $    (1.12)
                                                                             ===========          ===========           ==========

Net loss per share (basic and diluted)                                       $     (0.60)         $     (0.91)          $    (1.12)
                                                                             ===========          ===========           ==========

Weighted average common shares outstanding                                    41,555,818           27,538,989            7,998,665
                                                                             ===========          ===========           ==========


* Includes amortization of intangibles and goodwill of $3,888K, $4,604K, and $205K for the twelve months ended December 31, 2001, 2000, and 1999, respectively.

** Includes one time write-off for impairment of $2,037K of intangibles, $957K of inventory and $652K of equipment due to ceasing manufacturing in the Philadelphia facility and rationalizing the product lines in 2000.

*** The total interest expense of $1,129K for 2001, which was reduced by $200K in capitalized interest, included interest of $876K on refundable deposit from Teva.

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2001
           (dollars and shares in thousands, except per share amounts)

                                                                                                                        Series D
                                                                                                                        Preferred
                                                                                                                          Stock
                                                     Series A        Series B          Series C        Series D        Subscription
                                                  Shares  Amount   Shares  Amount    Shares Amount   Shares  Amount       Amount
                                                  ------  ------   ------  -------   ------ ------   ------  ------    ------------

Balance at January 1, 1999..................      1,580  $1,580       410  $2,050      520  $4,276        -   $    -     $4,300

      Issuance of Series B Preferred Stock..         -       -         19      93        -       -        -        -          -

      Issuance of Series D Preferred Stock..         -       -         -        -        -       -    3,400   17,000     (4,300)

      Intrinsic value of options issued.....         -       -         -        -        -       -        -        -          -

Amortization of unearned compensation.......         -       -         -        -        -       -        -        -          -

Exercise of options.........................         -       -         -        -        -       -        -        -          -

Conversion of Series A Preferred Stock......     (1,580) (1,580)       -        -        -       -        -        -          -

Conversion of Series B Preferred Stock......         -       -      (429)  (2,143)       -       -        -        -          -

Conversion of Series C Preferred Stock......         -       -         -        -     (520) (4,276)       -        -          -

Conversion of Series D Preferred Stock......         -       -         -        -        -       -   (3,400)  (17,000)        -

Acquisition of Global Pharmaceutical
  Corporation ..............................         -       -         -        -        -       -        -        -          -

Net loss....................................         -       -         -        -        -       -        -        -          -
                                                ------   ------    ------  ------    -----   ------   ------  ------     ------
Balance at December 31, 1999................         -   $   -         -   $    -        -   $   -        -   $    -     $    -

Sale of Common Stock........................         -       -         -        -        -       -        -        -          -

Conversion of Series 1B Preferred Stock.....         -       -         -        -        -       -        -        -          -

Conversion of Series 2 Preferred Stock......         -       -         -        -        -       -        -        -          -

Exercise of warrants........................         -       -         -        -        -       -        -        -          -

Exercise of options.........................         -       -         -        -        -       -        -        -          -

Expenses related to sale of stock...........         -       -         -        -        -       -        -        -          -

Intrinsic value of stock options issued to
  consultant ...............................         -       -         -        -        -       -        -        -          -

Amortization of unearned compensation.......         -       -         -        -        -       -        -        -          -

Net loss....................................         -       -         -        -        -       -        -        -          -
                                                ------   ------    ------  ------    -----   ------   ------  ------     ------
Balance at December 31, 2000................         -       -         -        -        -       -        -        -          -

[RESTUBBED TABLE]

                                                                      Additional
                                                    Common Stock       Paid In     Unearned      Accumulated
                                                   Shares    Amount    Capital    Compensation     Deficit      Total
                                                  --------  -------   ----------  -------------  -----------  ---------
Balance at January 1, 1999..................       7,162       $72        $685            -       ($11,281)      $1,682

      Issuance of Series B Preferred Stock..           -         -           -            -              -           93

      Issuance of Series D Preferred Stock..           -         -           -            -              -       12,700

      Intrinsic value of options issued.....           -         -        1,805      (1,805)             -            -

Amortization of unearned compensation.......           -         -           -          335              -          335

Exercise of options.........................         200         2         148            -              -          150

Conversion of Series A Preferred Stock......       5,272        53       1,527            -              -            -

Conversion of Series B Preferred Stock......       1,430        14       2,129            -              -            -

Conversion of Series C Preferred Stock......       3,039        30       4,246            -              -            -

Conversion of Series D Preferred Stock......           -         -           -            -              -      (17,000)

Acquisition of Global Pharmaceutical
  Corporation ..............................       7,704        77      41,190            -              -       41,267

Net loss....................................           -         -           -            -         (8,949)      (8,949)
                                                  ------    ------    --------     --------       --------      -------
Balance at December 31, 1999................      24,807    $  248    $ 51,730     ($ 1,470)      ($20,230)     $30,278

Sale of Common Stock........................       2,739        27      16,473            -              -       16,500

Conversion of Series 1B Preferred Stock.....       3,801        38       5,659            -              -        5,697

Conversion of Series 2 Preferred Stock......         600         6       2,994            -              -        3,000

Exercise of warrants........................         168         2         198            -              -          200

Exercise of options.........................         180         2         309            -              -          311

Expenses related to sale of stock...........           -         -        (728)           -              -         (728)

Intrinsic value of stock options issued to
  consultant ...............................           -         -         105         (105)             -

Amortization of unearned compensation.......           -         -           -          457              -          457

Net loss....................................           -         -           -            -        (24,961)     (24,961)
                                                  ------    ------    --------     --------       --------      -------
Balance at December 31, 2000................      32,295      $323     $76,740      ($1,118)      ($45,191)     $30,754


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM JANUARY 1, 1999 THROUGH DECEMBER 31, 2001
           (dollars and shares in thousands, except per share amounts)

                                                                                                                  Series D
                                                                                                                  Preferred
                                                                                                                   Stock
                                                    Series A        Series B        Series C       Series D      Subscription
                                                  Shares Amount   Shares Amount   Shares Amount   Shares Amount     Amount
                                                  ------ ------   ------ ------   ------ ------   ------ ------  ------------
Sale of Common Stock........................        -      -        -      -        -      -        -      -          -

Conversion of Series 1 MRC* Preferred Stock.        -      -        -      -        -      -        -      -          -

Conversion of Series 2 MRC* Preferred Stock.        -      -        -      -        -      -        -      -          -

Exercise of warrants........................        -      -        -      -        -      -        -      -          -

Exercise of options.........................        -      -        -      -        -      -        -      -          -

Expenses related to sale of stock...........        -      -        -      -        -      -        -      -          -

Intrinsic value of stock options issued to
 consultant                                         -      -        -      -        -      -        -      -          -

Amortization of unearned compensation.......        -      -        -      -        -      -        -      -          -

Net loss....................................        -      -        -      -        -      -        -      -          -

Balance at December 31, 2001................        -      -        -      -        -      -        -      -          -
                                                   ===    ===      ===    ===      ===    ===      ===    ===        ===

[RESTUBBED TABLE]

                                                                         Additional
                                                       Common Stock       Paid In    Unearned     Accumulated
                                                      Shares    Amount    Capital   Compensation   Deficit     Total
                                                     -------   -------   ---------  ------------  -----------  ------
Sale of Common Stock........................          2,773        28      25,036          -          -        25,064

Conversion of Series 1 MRC* Preferred Stock.         10,041       100      16,203          -          -        16,303

Conversion of Series 2 MRC* Preferred Stock.            900         9       4,491          -          -         4,500

Exercise of warrants........................            307         3         102          -          -           105

Exercise of options.........................            365         3         565          -          -           568

Expenses related to sale of stock...........              -         -        (233)         -          -          (233)

Intrinsic value of stock options issued to
 consultant                                               -         -          53        (27)         -            26

Amortization of unearned compensation.......              -         -           -        472          -           472

Net loss....................................              -         -           -          -    (25,111)      (25,111)

Balance at December 31, 2001................         46,681      $466    $122,957      ($673)  ($70,302)      $52,448
                                                    =======      ====    ========      ======  =========     ========

* MRC is Mandatorily Redeemable Convertible

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                               Year ended December 31,
                                                                                      ----------------------------------------
                                                                                       2001             2000             1999
                                                                                      ------           ------           ------
Cash flows from operating activities:
    Net loss                                                                         $(25,111)         $(24,961)      $ (8,949)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                   5,828             5,955            882
        Non-cash compensation charge (warrants and options)                               498               457            335
        Non-cash asset impairments                                                         -              3,646             -
        Write-off of in-process research and development                                   -                 -           1,379
        Other                                                                              -                (11)           (64)
        Change in assets and liabilities:
             Accounts receivable                                                       (1,942)            2,211         (1,292)
             Inventory                                                                   (539)           (1,884)           471
             Prepaid expenses and other assets                                         (1,018)             (143)          (135)
             Accounts payable and other liabilities                                     4,407            (1,274)           636
                                                                                     --------          --------       --------

                Net cash used in operating activities                                 (17,877)          (16,004)        (6,737)
                                                                                     --------          --------       --------

Cash flows from investing activities:
    Purchases of property and equipment                                               (16,575)           (3,563)          (457)
    Purchases of short-term investments                                               (32,232)          (18,569)        (9,010)
    Sale and maturities of short term investments                                      19,590            10,789          9,081
    Cash acquired in purchase of Global Pharmaceutical Corporation                         -                 -           1,325
                                                                                     --------          --------       --------

                Net cash provided by (used in) investing activities                   (29,217)          (11,343)           939
                                                                                     --------          --------       --------


Cash flows from  financing activities:
    Notes payable borrowings (repayments)                                              (2,425)              572            221
    Additions to long-term debt                                                         5,770                -             -
    Repayment of long-term debt                                                          (159)             (473)
    Proceeds from issuance of preferred stock (net of expense)                             -             14,902         12,700
    Proceeds from sale of common stock (net of expense)                                24,831            15,870            -
    Proceeds from issuance of common stock (upon exercise of
        stock options and warrants)                                                       673               511             -
    Refundable deposit                                                                 22,000                -              -
    Repayments of advances from stockholders                                               -                 -             (80)
                                                                                     --------          --------       --------
        Net cash provided by financing activities                                      50,690            31,382         12,841
                                                                                     --------          --------       --------

    Net increase in cash and cash equivalents                                           3,596             4,035          7,043
    Cash and cash equivalents, beginning of the year                                   11,448             7,413            370
                                                                                     --------          --------       --------
    Cash and cash equivalents, end of year                                             15,044            11,448          7,413
                                                                                     ========          ========       ========


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

NOTE 1. - THE COMPANY

Nature of Operations

Impax Laboratories, Inc. ("IMPAX", "we" or "the Company") is the result of a business combination (see "Reverse Acquisition" below) on December 14, 1999, of Impax Pharmaceuticals, Inc., a privately held drug delivery company, and Global Pharmaceutical Corporation ("Global"), a specialty generic pharmaceutical company.

The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique drug delivery technologies. The Company is currently marketing twenty products, has fifteen applications under review with the Food and Drug Administration (FDA), nine of these filings being made under Paragraph IV of the Hatch-Waxman Amendments, and approximately seventeen additional products under development.

Impax Pharmaceuticals, Inc. was originally organized on September 27, 1994, as a California corporation. Global was formed in April 1993 to acquire the assets and liabilities of Richlyn Laboratories, Inc. Global commenced operations and began shipping products in September 1997.

The Company was considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," until the fourth quarter of 1999 when it began operations.

We have experienced, and expect to continue to experience, operating losses and negative cash flow from operations and our future profitability is uncertain. We do not know whether or when our business will ever be profitable or generate positive cash flow, and our ability to become profitable or obtain positive cash flow is uncertain. We have generated minimal revenues to date and have experienced operating losses and negative cash flow from operations since our inception. As of December 31, 2001 our accumulated deficit was $70,302,000 and we had outstanding indebtedness in an aggregate principal amount of $29,100,000. To remain operational, we must, among other things:

     >>  continue to obtain sufficient capital to fund our operations;
     >>  obtain from the FDA approval for our products;
     >> prevail in patent infringement litigation in which we are involved; >> successfully launch our new products; and >> comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We may never become profitable or generate positive cash flow from operations.

Although our existing cash, cash equivalents, and short-term investments are expected to decline during 2002, we believe that our existing balances, together with an anticipated $7,500,000 from equity purchases by Teva, will be sufficient to meet our operational plan for at least the next 12 months. We may, however, seek additional financing in order to accelerate our business plan in the brand name pharmaceutical area. We anticipate obtaining, during 2002, a revolving line of credit to partially fund our working capital requirements. However, we may be unable to obtain a new revolving line of credit on terms acceptable to us at all.

To date, the Company has funded its research and development, and operating activities through equity and debt financings.

Reverse Acquisition

Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement") by and between Global and Impax Pharmaceuticals, Inc. on December 14, 1999, Impax Pharmaceuticals, Inc. was merged with and into Global with Impax Pharmaceuticals, Inc. stockholders receiving 3.3358 shares of Global common stock for each share of Impax Pharmaceuticals, Inc. common stock. Upon completion of the merger, Global changed its name to Impax Laboratories, Inc. For accounting purposes, however, the acquisition has been treated as the re-capitalization of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. deemed the acquirer of Global in a reverse acquisition. Therefore, the historical equity of the company has been adjusted to reflect the conversion of Impax Pharmaceuticals, Inc. common stock to that of Global.

The purchase price of $46,757,000 was determined based on the fair value of Global's outstanding stock and equivalents.

The allocation of the purchase price was as follows:

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
                                                                                            ---------

                                                                                             $ 46,757
                                                                                             ========

Included in the net assets acquired was in-process research and development (IPR&D) which represents the value assigned to research and development projects of Global that were in-process, but not yet completed at the date of acquisition. Amounts assigned to purchased IPR&D were expensed at the date of completion of the merger.

As a reverse acquisition, the historical operating results prior to the merger are those of Impax Pharmaceuticals and only include Global's operating results after the merger. The following unaudited pro forma information on results of operations assumes the companies had combined on January 1, 1999.

                                                                                      Pro forma
                                                                                     Year Ended
                                                                                 December 31, 1999*
                                                                                 -----------------
  Operating revenue............................................                     $  9,446
  Research and development.....................................                        8,030
  Operating loss...............................................                      (15,608)
  Net loss.....................................................                      (15,224)
  Net loss per share (basic and diluted).......................                      $ (0.71)

----------------------
*Excludes non-recurring charges related to acquisition of $1,420 or $(0.06) per share


NOTE 2.  - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Use of Estimates - General

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Estimates

We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our financial statements.

Our critical accounting policies related to revenue recognition are as follows:

       a) During the year 2000, we adopted Staff Accounting Bulletin ("SAB") 101 issued by the SEC in December 1999. Under this policy, we recognize revenue from the sale of products when the shipment of products is received and accepted by the customer.

       b) The sales return reserve is calculated using historical lag time data of active and discontinued products and the historical return rates, adjusted by estimates of the future return rates, based on various assumptions which may include internal policies and procedures, competitive position of each product, and the introduction of new products. Our returned goods policy requires prior authorization for the return, and the products must be within six months of expiration date.

       c) The sales rebate reserve is calculated based on customer agreements and accrued on a monthly basis.

       d) The chargebacks reserve is estimated based on the estimated amount of product at the wholesalers that will be subsequently sold to a distributor or retailer at a lower price.

Although we believe our estimates are reasonable, we participate in a highly competitive industry that is characterized by aggressive pricing practices, frequent introduction of new products, and changing customer demand patterns. Therefore, it is at least reasonably possible that estimated reserves calculated by us will be materially different from actual amounts. These differences could result in material adverse effects on the Company's quarterly or annual results of operations.

Our critical accounting policy related to inventory is as follows:

           Inventory is adjusted for short-dated unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Our critical accounting policy related to assets impairment is as follows:

           Long-lived assets are reviewed for impairment when events and circumstances indicate that the book value of an asset may be impaired. Impairment loss estimates are based upon the difference between the book value and the fair value of the asset. The fair value is based upon management estimates of how much the assets could be bought or sold for in a current transaction between willing parties. Should circumstances change that affect these estimates, additional impairment charges may be required and would be recorded through income in the period the change was determined.

Cash  and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at amortized cost, which approximates market value.

Short-Term Investments

Short-term investments represent investments in fixed rate financial instruments with maturities of greater than three months but less than twelve months at the time of purchase. They are stated at cost which approximates market value.

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

The Company has three major customers that account for approximately 55% of total sales for the year ended December 31, 2001. At December 31, 2001, accounts receivable from these three customers represent approximately 69% of total trade receivables. Approximately 64% of the Company's net sales were attributable to one product family, which is supplied by a vendor under an exclusive licensing agreement that expires in 2007.

We are dependent on a small number of suppliers for our raw materials, and any delay or unavailability of raw materials can materially adversely affect our ability to produce products. The Company believes it has, and will continue to have, adequate and dependable sources for the supply of raw materials and components for its manufacturing requirements.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method which assumes a first-in, first-out (FIFO) flow of goods. Standard costs are revised annually, and significant variances between actual costs and standard arising are apportioned to inventory and cost of goods sold based upon inventory turnover. The Company considers product costs as inventory once the Company receives FDA approval to market the related products. Costs includes materials, labor and production overhead.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Costs incurred in connection with the construction or major renovation of facilities, including interest directly related to such projects, are capitalized as construction in progress. Depreciation is recognized using the straight-line method based on the estimated useful lives of the related assets. The Company complies with SFAS No. 34, "Capitalization of Interest Cost" and, accordingly, is capitalizing interest based on capital expenditures during the year and the weighted average of borrowing interest rates.

Investments

The Company's investments in other than cash equivalents are classified as "held-to-maturity" based upon the nature of the investments, their ultimate maturity date, the restrictions imposed by the PIDA and PIDC loan agreements dated July 29, 1997 (See Note 10) and management's intention with respect to holding these securities. At December 31, 2001, the cost of the Company's investments approximate fair value.

Goodwill and Intangibles

Intangible assets, comprised of product rights and licenses, are amortized on a straight line basis over the estimated useful life of 3 to 8 years. Goodwill is being amortized on a straight line basis over 10 years.

The Company complies with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of." Accordingly, the carrying value of long-lived assets and certain identifiable intangible assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares expected undiscounted future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the expected undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

Revenue Recognition

In the fourth quarter of 2000, the Company modified its revenue recognition policy to conform to the guidance set forth under the SEC Staff Accounting Bulletin (SAB) 101. The application of the SAB 101 guidance to the Company's previous revenue recognition policy requires it to defer revenue recognition from the sale of product until the shipment of product is received and accepted by the customer, rather than recognizing revenue only upon shipment. The change in accounting policy resulted in a cumulative effect adjustment at January 1, 2000, of $288,000 and also resulted in an increase in revenue and gross margin of $667,000 and $288,000, respectively, for the twelve month period ended December 31, 2000. Had this policy been adopted on January 1, 1999, the revenue for the year ended December 31, 1999, would have been $573,000.

Other Operating Income

The Company has one contract in which it performs research and development on behalf of third parties. Under the terms of this contract, any milestone payments are spread over the term of the agreement and recognized as other operating income. In addition, the Company received royalty income from sales of Ranitidine from Genpharm, Inc. ("Genpharm"). See also Note 3.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences attributable to temporary differences between the carrying amounts and the tax basis of assets and liabilities. Valuation allowances are provided on deferred tax assets for which it is more likely than not that some portion or all will not be realized.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. Since inception, the Company has not had transactions that are required to be reported in other comprehensive income. Comprehensive income (loss) for each period presented is equal to the net income (loss) for each period as presented in the Statements of Operations.

Business Segments

The Company operates in one business segment and has one group of products, generic pharmaceuticals. The Company's revenues are derived from, and its assets are located in, the United States of America.

Computation of Basic and Diluted Net Loss Per Share

The Company reports both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share, as inclusion of the potential common shares would be anti-dilutive.

Mandatorily redeemable convertible stock of 1,500,000 shares (on an as-converted basis), warrants to purchase 2,798,266 shares, and stock options to purchase 3,285,069 shares were outstanding at December 31, 2001, but were not included in the calculation of diluted earnings per share, as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, SFAS No. 133 was effective for the year beginning January 1, 2001. The adoption of SFAS No. 133 did not have an effect on the Company's results of operations, financial position, or cash flows. The Company's policy is to not enter into any transactions involving derivative instruments.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of the SFAS No. 141 did not have an effect on the Company's results of operations, financial position, or cash flows.

Also, during June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. This Statement also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt the provisions of SFAS 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS 142 and expects that it will no longer amortize its existing goodwill. We will also expect to test, at that time and on an ongoing basis, the goodwill for impairment. The amortization expense associated with goodwill for the year 2001 was $3,504,000.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently assessing the effect (if any) the adoption of SFAS No. 143 will have on our results of operations, financial position, or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business." The provisions of SFAS No. 144 will be effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. We are currently assessing the effect (if any) the adoption of SFAS No. 144 will have on our results of operations, financial position, or cash flows.

NOTE 3 - RELATED  PARTY TRANSACTIONS:

The Company was advanced $373,000 in fiscal 1998 from certain shareholders. A total amount of $293,000 was repaid in 1998 and the remaining balance was paid in January 1999. As of December 31, 2000, the Company had accrued $400,000 of compensation payable to two key employees in recognition of past services rendered; this amount was paid during 2001.

On November 8, 1995, Global entered into an agreement (the "Genpharm Agreement") with Genpharm, a Canadian corporation and an indirect subsidiary of Merck KGaA, under which Merck KGaA purchased 150,000 shares of Global's common stock. Global also issued to Merck KGaA a warrant to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, (the "A warrant") and additional warrants to purchase up to 700,000 shares at an exercise price of $8.50 per share, whose exercise is contingent upon the gross profit (as defined in the agreement), if any, earned by Global. The Genpharm Agreement provides the Company with the opportunity to develop products with the assistance of Merck KGaA that are marketed outside the U.S. During 1998, the Company filed ANDAs for two products previously selected, from which one product, minocycline, received approval in March 1999. Merck KGaA exercised its A warrant in 2000. The B warrants were not exercised and expired in December 2000.

NOTE 4 - INVENTORY

Inventory consists of the following:

                                                                                                        December 31,
                                                                                                2001                      2000
                                                                                             --------                  --------
                                                                                                       (in thousands)
Raw materials.........................................................                    $     2,004                $     1,870
Finished goods........................................................                          1,634                      1,509
                                                                                          -----------                -----------
                                                                                                3,638                      3,379
Less:  Reserve for obsolete inventory and net realizable value                                    150                        430
                                                                                          -----------                -----------
                                                                                          $     3,488                $     2,949
                                                                                          ===========                ===========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                                                         December 31,
                                                                     Estimated                 2001                      2000
                                                                    useful life               ------                    ------
                                                                       (years)                         (in thousands)
                                                                    -----------
Land.......................................................               -                    $ 1,970                $       170
Building and building improvements.........................              15                      9,802                      2,872
Equipment..................................................             7 - 10                   8,321                      8,358
Leasehold improvements.....................................               *                         -                         895
Office furniture and equipment.............................               5                        722                        451
Construction in progress...................................               -                      7,316                          -
                                                                                              --------                 ----------
                                                                                                28,131                     12,746
Less:  Accumulated depreciation                                                                  3,797                      3,047
                                                                                              --------                 ----------
                                                                                              $ 24,334                 $    9,699
                                                                                              ========                 ==========

*Depreciated over the life of the lease or the life of the asset, whichever is shorter.

Depreciation expense was $1,940,000, $1,351,000, and $676,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 6 - GOODWILL AND INTANGIBLES

Goodwill and intangibles consist of the following:

                                                                                                         December 31,
                                                                     Estimated                2001                       2000
                                                                    useful life              ------                     ------
                                                                      (years)                          (in thousands)
                                                                     ---------
Product rights and licenses......................                      3 - 8              $     2,691                $     2,691
Goodwill ........................................                       10                     34,727                     34,727
                                                                                          -----------                -----------
                                                                                               37,418                     37,418
Less:  Accumulated amortization                                                                 8,697                      4,809
                                                                                          -----------                -----------
                                                                                          $    28,721                $    32,609
                                                                                          ===========                ===========

Amortization expense was $3,888,000, $4,604,000, and $205,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 7 - ACCRUED EXPENSES AND DEFERRED REVENUES

                                                                                  December 31,
                                                                          2001                      2000
                                                                       --------                  --------
                                                                                 (in thousands)
Sales returns...................................................        $ 1,900                   $    216
Patent infringement legal expenses..............................            155                        381
Accrued professional fees.......................................            361                        330
Accrued salaries and payroll related expenses...................            388                        265
Accrued royalty expense.........................................            121                         85
Accrued taxes...................................................            153                         40
Other accruals..................................................            431                        164
Deferred revenues...............................................             66                         -
                                                                        -------                   --------
                                                                        $ 3,575                   $  1,481
                                                                        =======                   ========

During the years ended 2001, 2000, and 1999, the Company has received product returns for primarily expired product of $2,840,000, $707,000, and $181,000, respectively. As a result of the increase in the returns in 2001, the Company has increased its reserve for future returns from $216,000 at December 31, 2000 to $1,900,000 at December 31, 2001. Therefore, the total expense recognized for the years ended December 31, 2001, 2000, and 1999 was $4,524,000, $923,000, and
$181,000 respectively.

NOTE 8 - INCOME TAXES

Due to the Company's losses since inception, no provision for income taxes is recorded for any period. The difference between the federal statutory tax rate and the Company's effective income tax rate is attributable to losses and future tax deductions for which valuation allowances have been established.

The net deferred tax assets balance is comprised of the tax effects of cumulative temporary differences, as follows:

                                                                                           December 31,
                                                                                 2001                      2000
                                                                               --------                  --------
                                                                                           (in thousands)
Net operating  losses..................................................        $ 28,802                  $ 20,588
Deferred start-up and organization costs...............................             847                     1,976
Research and development credit........................................           2,068                     1,110
Other..................................................................           1,683                       940
                                                                               --------                  --------
   Total gross deferred tax assets.....................................          33,400                    24,614
Deferred tax liability.................................................
   Tax depreciation and amortization in excess of book depreciation....            (705)                     (423)
Valuation allowance....................................................         (32,695)                  (24,191)
                                                                               --------                  --------
   Net deferred tax asset/(liability)..................................        $      -                  $      -
                                                                               =========                 ========

Deferred start-up and organization expenditures are amortized for tax purposes over a 60-month period ending 2003. Cash paid for income taxes was $0, $0 and $1,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Due to historical losses incurred by the Company, a full valuation allowance for net deferred tax assets has been provided. If the Company achieves profitability, certain of these net deferred tax assets would be available to offset future income taxes. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss-carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

At December 31, 2001, the Company had a net operating loss-carryforward totaling approximately $72,005,000, which expires from 2009 through 2021. The Company also had research and development expenditure tax credits totaling approximately $2,068,000 at December 31, 2001, which begin to expire in 2011. As indicated above, these losses and credits will have limitations. Of the $72 million, approximately $54 million will be currently available as of December 31, 2001, to offset any potential future taxable profits, with the remainder being fully available by December 31, 2004.

NOTE 9 - NOTES  PAYABLE

In July 1998, the Company entered into a three year revolving credit facility with GE Capital, providing funding up to $5 million based on the levels of accounts receivable and inventory. Amounts borrowed under this facility bear interest, payable monthly, at the Index Rate plus 4% per annum. In July 2001, the Company notified GE Capital that it would not seek the renewal of its revolving credit facility that expired at the end of July 2001.

NOTE 10 - LONG  TERM  DEBT

                                                                                                       December 31,
                                                                                                2001                  2000
                                                                                             --------                --------
                                                                                                       (in thousands)

2% loan payable to PIDA (No.1) in 180 monthly installments of $6,602
     commencing June 1, 1994, through May 1, 2009...............................             $    546               $     613
3.75% loan payable to PIDA (No. 2) in 180 monthly installments of $5,513
     commencing September 1, 1997, through August 1, 2012.......................                  581                     624
5% loan payable to DRPA in 120 monthly installments of $3,712 commencing
     September 1, 1997, through August 1, 2007..................................                  219                     252
8.17% loan payable to Cathay Bank in 83 monthly installments of $19,540 commencing June 28, 2001, through May 27, 2008, with a balance of
     $2,208,843 due on June 28, 2008............................................                2,458                       -
7.50% loan payable to Cathay Bank in 83 monthly installments of $24,629 commencing November 14, 2001, through October 13, 2008, with a balance
     of $2,917,598 due on November 14, 2008                                                     3,296                       -
                                                                                             --------                --------
                                                                                             $  7,100                $  1,489
Less:  Current portion of long-term debt                                                          232                     144
                                                                                             --------                --------
                                                                                             $  6,868                $  1,345
                                                                                             ========                ========

The PIDA (No. 1) loan is collateralized by land, building and building improvements in the Philadelphia facility. The PIDA (No. 2) and the DRPA loans are collateralized by land, building, and building improvements in the Philadelphia facility, and additional collateral of $528,000 invested in interest bearing certificates of deposit owned by the Company.

The PIDA loans contain financial and non-financial covenants, including certain covenants regarding levels of employment, which were not effective until commencement of operations. The Company is in compliance with all loan covenants.

The 8.17% Cathay Bank loan is collateralized by land, building and building improvements in the 30831 Huntwood Avenue, Hayward facility. The 7.50% Cathay Bank loan is collateralized by land, building and building improvements in the 31153 San Antonio Street, Hayward facility.

Scheduled maturities of long-term debt as of December 31, 2001, are as follows, in thousands:

                    2002...............................................               232
                    2003...............................................               238
                    2004...............................................               251
                    2005...............................................               264
                    2006...............................................               277
                    Thereafter.........................................             5,838
                                                                                   ------
                                Total                                             $ 7,100
                                                                                  =======

We believe that the fair value of our fixed rate long-term debt and refundable deposit approximates its carrying value of approximately $29 million at December 31, 2001.

The interest paid during the years ended December 31, 2001, 2000, and 1999 was approximately $224,000, $339,000, and $9,000, respectively.

NOTE 11 - REFUNDABLE DEPOSIT

In June 2001, the Company entered into a strategic alliance agreement for twelve controlled release pharmaceutical products with a subsidiary of Teva Pharmaceutical Industries Ltd. ("Teva"). This agreement grants Teva exclusive U.S. marketing rights and an option to acquire exclusive marketing rights in the rest of North America, South America, the European Union, and Israel for the following:

     >> five IMPAX products pending approval at the U.S. Food and Drug Administration ("FDA"); and
     >>  six products under development.

In addition, Teva has the option to acquire exclusive marketing rights to one other IMPAX product currently pending approval at the FDA. Of the six products under development, two have been filed with the FDA. Teva has elected to commercialize a competing product to one of the two products filed since June 2001, which it has developed internally. Pursuant to the agreement, we have elected to participate in the development and commercialization of Teva's competing product and share in the gross margin of such product.

In consideration for the potential transfer of the marketing rights, we received $22 million from Teva. The $22 million is reflected on the balance sheet as a refundable deposit. The refundable deposit was provided by Teva in the form of a loan, the repayment of which will be forgiven upon IMPAX's attainment of certain milestones. The loan contains a number of covenants to which the Company is in compliance. The refundable deposit bears interest at the annual interest rate of 8%. The loan and related interest obligation is due and payable on January 15, 2004, unless partially or totally forgiven based on the Company's attainment of certain incentives. It is collateralized via a second mortgage by land, building, and building improvements at the 31153 San Antonio Street, Hayward facility. In addition, Teva is required to invest $15 million in the common stock of IMPAX according to a fixed schedule through June 15, 2002. These equity purchases equal the average closing sale price of the Company's common stock measured over a ten trading day period ending two days prior to the date when Teva acquires the common stock. However on the date Teva completes its first sale of any one of the products specified in the agreement, Impax may repurchase from Teva 16.66% of these shares for an aggregate of $1.00. The first two purchases, for an aggregate of 579,015 shares of common stock, were completed in 2001 for aggregate proceeds of $7,500,000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space through July 31, 2002, with option to lease for two additional six month periods at an annual rent of $40,200. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $463,000, $165,000 and
$165,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period.

The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates through 2006. Future minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

                           Year Ended
                           December 31
                             2002                                                 $  110
                             2003                                                     60
                             2004                                                     48
                             2005                                                     20
                             2006                                                     17
                                                                                  ------
                             Total minimum lease payments                         $  255
                                                                                  ======

Richlyn Order

The Company is in compliance with a May 25, 1993, order which was entered by the United States District Court for the Eastern District of Pennsylvania (the "Richlyn Order"). The Richlyn Order, among other things, permanently enjoined Richlyn from introducing into commerce any drug manufactured, processed, packed or labeled at its manufacturing facility unless it met certain stipulated conditions. The Company, as a purchaser of the Richlyn facility, remains obligated by the terms of the Richlyn Order. We are currently packaging, warehousing, and distributing our products from this facility.

Patent Litigation

As of December 31, 2001, the Company filed nine ANDAs under Paragraph IV of the Hatch-Waxman Amendments. Filings made under the Hatch-Waxman Amendments often result in the initiation of litigation by the patent holder. In seven out of the nine filings, the respective patent holder has filed suit against the Company and it is reasonably possible the two other filings will result in suits being filed against the Company by the respective patent holders in the future. The Company has a $7 million patent infringement liability insurance policy from American International Specialty Line Company (an affiliate of AIG International) which covers the Company against the costs associated with patent infringement claims made against it relating to seven of the ANDAs. The Company believes this insurance coverage is sufficient for the legal defense costs related to the seven ANDAs, however, the Company does not believe that this type of litigation insurance will be available on acceptable terms for other current or future ANDAs.

Although the outcome and costs of the asserted and unasserted claims is difficult to predict because of the uncertainties inherent in patent litigation, management does not expect the Company's ultimate liability for such matters to have a material adverse effect on its financial condition, results of operations, or cash flows.

NOTE 13 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized 2,000,000 shares of preferred stock, $0.01 par value per share (the "Preferred Stock"). The Company issued in March 2000, 150,000 shares of Series 2 Preferred Stock from which 75,000 were outstanding at December 31, 2001, and are classified as Mandatorily Redeemable Convertible Preferred Stock. The remaining authorized but unissued shares could be issued with or without mandatory redemption or conversion features. During 2001, 163,030 shares of Series 1 Preferred Stock and 45,000 Shares of Series 2 Preferred Stock were converted into 10,040,871 and 900,000 shares of Common Stock, respectively.

In addition, pursuant to its certificate of incorporation, the Company is authorized to issue "blank check" preferred stock. This enables the Board of Directors of the Company, from time to time, to create one or more new series of preferred stock in addition to the Series 2 Preferred. The new series of preferred stock can have the rights, preferences, privileges and restrictions designated by the Company's Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting and liquidation rights of the Company's common stock.

The holders of the Company's Series 2 Preferred Stock:

o vote, in general, as a single class with the holders of the common stock on all matters voted on by the stockholders of the Company, with each holder of Series 2 Preferred entitled to a number of votes equal to the number of shares of common stock into which that holders' shares would then be convertible;
o are entitled to receive dividends on an as-converted basis, with the outstanding shares of common stock payable when and as declared by the Company's Board of Directors;
o have conversion rights with the conversion price adjusted for certain events; currently, the conversion price for the Series 2 is $5.00 per share;
o have the benefit of (a) mandatory redemption by the Company at a price per share of preferred stock of $100 plus all declared but unpaid dividends on March 31, 2005, for the Series 2; (b) optional redemption at the option of the holders upon the occurrence of certain events, including the sale of the combined company or its assets, the elimination of a public trading market for shares of its common stock, or the insolvency of or bankruptcy filing by the combined company. In either case the redemption price can be paid, at the Company's option, in cash or shares of common stock, discounted (in the case of shares) by 10% from the then current market price of the common stock;
o have pre-emptive rights entitling them to purchase a pro rata share of any capital stock, including securities, convertible into capital stock of the Company, issued by the Company in order for the holders to retain their percentage interest in the Company; except the Company can issue shares of its capital stock without triggering the preemptive rights when issued: as pro rata dividends to all holders of common stock; as stock options to employees, officers and directors; in connection with a merger, acquisition or business combination for consideration of less than $500,000 in any single permitted transaction and for less than $1,000,000 in the aggregate for all permitted transactions; and during the first five years in connection with a business relationship (there is a cap on the amount of shares the Company may issue without trigging the pre-emptive rights); and
o after two years from the date of issuance, are subject to having their shares called for redemption at a price per share of preferred stock of $100 plus all declared but unpaid dividends, at the Company's option, when the common stock has traded on its principal market for a period of thirty consecutive days with an average daily volume in excess of 50,000 shares for the 30-day period and the market price of a share of the Company's common stock is, for the Series 2, at least equal to or greater than 300% of the applicable conversion price.

NOTE 14 - STOCKHOLDERS' EQUITY

Common Stock

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 75,000,000 shares of common stock with $0.01 par value.

The Company has outstanding warrants as follows:

                                         Number of Shares                           Range of
                                          Under Warrants                         Exercise Price
                                         ----------------                        --------------
                                            1,755,266                      $0.75 to $2.00 per share
                                            1,020,000                      $2.01 to $4.00 per share
                                               23,000                      $4.01 to $6.00 per share
                                            ---------
                                            2,798,266
                                            =========

All the outstanding warrants are convertible into common stock. The warrants expire five years from the date of issuance.

In connection with a deferred compensation agreement in 1998 with the Company's founders, the Company issued warrants to purchase 1,734,616 shares of Common Stock for $0.75 per share. Such warrants, which are included in the above table, expire in 2003. In addition, the Company issued warrants to purchase 625,000 shares of common stock for $4.00 per share to J. P. Morgan Chase (formerly Robert Fleming) in conjunction with Series 1A Preferred Stock, and warrants to purchase 225,000 shares of common stock at $4.00 per share to Bear Stearns Small Cap Value in conjunction with a previous private equity financing. The Company determined that the intrinsic value of the warrants at the date of grant was $260,000 and has charged this amount to expense in 1998 in accordance with APB Opinion No 25.

Unearned Compensation

In April 1999, the Company granted 836,285 options to employees to purchase common stock for $0.75 per share. As a result of the grant, the Company recorded $1,805,000 of unearned compensation in accordance with APB Opinion No. 25; $472,000, $446,000, and $335,000 of the unearned compensation was amortized to expense during the year ended December 31, 2001, 2000, and 1999, respectively. During 2001, the Company granted options to a consultant to purchase common stock at market price. As a result of the grant, the Company recorded $27,000 of unearned compensation and expensed $26,000 during the year ended December 31, 2001. The Company amortizes unearned compensation over the vesting period of the underlying option.

NOTE  15 - EMPLOYEE BENEFIT PLANS

401-(K)  Defined Contribution Plan

The Company sponsors a 401-(K) defined contribution plan covering all employees. Contributions made by the Company are determined annually by the Board of Directors. There were $40,000, $36,000, and $12,000 in matching contributions under this plan for the year ended December 31, 2001, 2000, and 1999, respectively.

Employee Stock Purchase Plan

In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (the "Plan"). Under this Plan, the Company registered 500,000 shares of common stock under a Form S-8 Registration Statement. The purpose of this Plan is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The Plan provides the opportunity to purchase the Company's common stock at a 15% discount to the market price through payroll deductions or lump-sum cash investments. During 2001, 6,119 shares of common stock were sold by the Company to its employees under this Plan for net proceeds of $64,240.

NOTE 16 - STOCK  OPTION  PLANS

1996 Stock Option Plan

In September 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the 1996 Plan may be either incentive stock options or non-qualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options ("NSO") may be granted to Company employees and consultants. The Company has reserved 500,000 shares (pre-recapitalization) of Common Stock for issuance under the 1996 Plan.

Effective June 1, 1998, the Company's Board of Directors approved the re-pricing of all outstanding options to $0.75 per share, the fair market value of common stock on that date. As a result, all outstanding options at June 1, 1998, were effectively rescinded and re-issued at an exercise price of $0.75 per share.

As a result of the merger, each outstanding and unexercised option to purchase shares of common stock was converted into new options by multiplying these options by 3.3358. Therefore, at December 31, 1999, 266,800 outstanding and unexercised options under the 1996 Plan were converted into 889,991 new options. 563,010 and 791,111 options were outstanding at December 31, 2001 and 2000, respectively.

1999 Equity Incentive Plan (Pre-Merger)

In April 1999, the Company adopted the 1999 Equity Incentive Plan (the "1999 Pre-Merger Plan"). The 1999 Pre-Merger Plan reserves for issuance of 1,000,000 shares (pre-recapitalization) of common stock for issuance pursuant to stock option grants, stock grants and restricted stock purchase agreements. As a result of the merger, each outstanding and unexercised option to purchase shares of common stock was converted into new options by multiplying these options by
3.3358. Therefore, at December 31, 1999, 249,300 outstanding and unexercised options under the 1999 Pre-Merger Plan were converted into 831,615 new options. 801,298 and 813,605 options were outstanding at December 31, 2001 and 2000, respectively.

Global's 1995 Stock Incentive Plan

In 1995, Global's Board of Directors adopted the 1995 Stock Incentive Plan. As a result of the merger, each outstanding and unexercised option to purchase shares of common stock was converted into one Impax Laboratories, Inc. option. At December 31, 1999, 525,987 options were outstanding. As a result of the reverse acquisition, the 525,987 options were reflected in the following table as options acquired during 1999. 313,800 and 430,037 options were outstanding at December 31, 2001 and 2000, respectively.

Impax Laboratories, Inc. 1999 Equity Incentive Plan

The Company's 1999 Equity Incentive Plan (the "Plan") was adopted by IMPAX's Board of Directors in December 1999, for the purpose of offering equity-based compensation incentives to eligible personnel with a view toward promoting the long-term financial success of the Company and enhancing stockholder value. In October 2000, the Company's stockholders approved the increase in the aggregate number of shares of common stock that may be issued pursuant to the Company's 1999 Equity Incentive Plan from 2,400,000 to 5,000,000. 1,606,961 and 1,152,577 options were outstanding at December 31, 2001 and 2000, respectively.

To date, options granted under each of the above plans vest from three to five years and have a term of ten years. Stock option transactions in each of the past three years under the aforementioned plans in total were:

                                                        2001                         2000                        1999
                                                       ------                       ------                      ------
                                                            Weighted                      Weighted                      Weighted
                                                             Average                       Average                       Average
                                                            Exercise                      Exercise                      Exercise
                                                Shares        Price          Shares         Price         Shares          Price
                                              -------------------------    ------------------------    ---------------------------
Options Outstanding at January 1              3,187,330        $2.56        2,589,622        $1.62          955,707        $0.74
            Acquired                                 -            -                -             -          525,987        $2.99
            Granted                             593,000        $9.81          859,501        $5.31        1,180,310        $1.68
            Exercised                          (364,728)       $1.56         (179,529)       $1.71          (67,044)       $0.75

            Cancelled                          (130,533)       $5.35          (82,264)       $3.59           (5,338)       $0.75
            Rescinded                                -            -                -             -               -             -
            Reissued                                 -            -                -             -               -             -

                                              -------------------------    ------------------------    ---------------------------
Options outstanding at December 31            3,285,069        $3.88        3,187,330        $2.56        2,589,622        $1.62
                                             ----------                    ----------                    ----------
Options exercisable at December 31            1,195,366                       924,322                       663,766
                                             ----------                    ----------                    ----------
Options available for grant at December 31    1,674,538                     2,137,036                       336,364
                                             ----------                    ----------                    ----------

Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's loss would have been increased to the pro forma amounts indicated below (in thousands):

                                            For the Year Ended               For the Year Ended               For the Year Ended
                                             December 31, 2001                December 31, 2000                December 31, 1999
                                          -----------------------          -----------------------         ------------------------
                                          As Reported   Pro Forma          As Reported   Pro Forma         As Reported    Pro Forma
Net loss                                   ($25,111)    (26,561)            ($24,961)    ($25,892)          ($8,949)      ($9,190)
Net loss per common share                   ($0.60)      (0.64)              ($0.91)      ($0.94)            ($1.12)      ($1.15)
    (basic and diluted)

The pro forma results may not be representative of the effect on reported operations for future years. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions: dividend yield at 0%; weighted average expected option term of five years; risk free interest rate of 4.30%, 5.48%, and 6.50% to 6.93% for the years ended December 31, 2001, 2000, and 1999, respectively. The expected stock price volatility for the year ended December 31, 2001, was 50%. The weighted average fair value of options granted during 2001, 2000, and 1999 was $4.43, $2.66, and $2.27, respectively.

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

                                   Options Outstanding                                             Options Exercisable
----------------------------------------------------------------------------------           ---------------------------------

                                               Weighted Average        Weighted                                    Weighted
       Range of               Number            Remaining Life          Average                 Number              Average
    Exercise Prices         of Options              (Years)         Exercise Price            of Options        Exercise Price
----------------------------------------------------------------------------------            --------------------------------
    $0.30 -$  0.75           1,030,728               6.62              $  0.75                   593,645             $0.74
    $0.82 -$  2.06             359,080               7.21              $  0.98                   188,957             $0.95
    $2.19 -$  5.63           1,399,761               8.11              $  4.57                   402,764             $3.67
    $6.50 - $11.95             495,500               9.68               $10.56                    10,000             $6.50
----------------------------------------------------------------------------------            -----------------------------
    $0.30 - $11.95           3,285,069               7.78              $  3.88                 1,195,366             $1.81
==================================================================================            =============================

NOTE 17 - RESTRUCTURING CHARGES  AND  NON-RECURRING ITEMS

In August 2000, the Company ceased manufacturing operations at its Philadelphia facility and consolidated all manufacturing activities at its facility in Hayward, California. The Philadelphia facility continues as the Company's packaging, repackaging and distribution of finished products center. Additionally, a review of all manufactured products was undertaken in order to rationalize the product line consistent with these changes. This action was taken to utilize the Company's resources in the most economic way and to resolve long-standing regulatory issues with the Philadelphia facility. The restructuring charges and non-recurring items related to this action amounted to $3,646,000 and represented a one-time write-off for impairment of $2,037,000 of intangibles, $957,000 of inventory, and $652,000 of equipment due to ceasing manufacturing in the Philadelphia facility and rationalizing the product lines.

NOTE 18 - SUBSEQUENT  EVENTS

On February 20, 2002, IMPAX was granted by FDA a tentative approval to the Company's ANDA for a generic version of Tricor(R) (Fenofibrate), Micronized. Tricor(R) is marketed by Abbott Laboratories ("Abbott"). The FDA approval covers 67mg, 134mg, and 200mg capsules and is contingent upon the earlier of (1) the settlement of pending patent infringement litigation brought by Abbott against IMPAX, or (2) the expiration of the 30 month stay process under the Hatch-Waxman Amendments, and the expiration of any generic marketing exclusivity. Final approval is also dependent upon FDA's evaluation of any new information subsequent to this tentative approval.

NOTE 19 - SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

The following is the summary of the unaudited quarterly results of operations for the fiscal years 2001 and 2000:

(dollars in thousands except                                               Year 2001
 share and per share data)                                           For The Quarter Ended
                                              --------------------------------------------------------------------
                                              March 31           June 30          September 30         December 31
                                              --------           -------          ------------         -----------
Net Sales                                     $ 1,772             $ 1,136             $ 1,658            $ 2,025

Gross margin (loss)                              (504)               (856)               (589)            (1,129)

Net loss                                     $ (5,338)           $ (6,150)           $ (6,769)          $ (6,854)

Net loss per share
 (basic and diluted)                          $ (0.16)            $ (0.15)            $ (0.15)           $ (0.15)

Weighted Average
Common Shares
Outstanding                                33,951,876          41,138,673          45,943,604         46,680,047



(dollars in thousands except                                               Year 2000
 share and per share data)                                           For The Quarter Ended
                                           -------------------------------------------------------------------------
                                              March 31           June 30          September 30         December 31
                                              --------           -------          ------------         -----------
Net Sales                                     $ 3,185             $ 2,908             $ 2,777            $ 1,300

Gross margin (loss)                               833                 322                (144)              (557)

Net loss                                     $ (4,392)           $ (5,147)           $ (9,618)          $ (5,804)

Net loss per share
(basic and diluted)                           $ (0.18)            $ (0.21)            $ (0.38)           $ (0.20)

Weighted Average
Common Shares
Outstanding                                24,808,129          24,900,197          25,094,236         29,544,225

                            IMPAX LABORATORIES, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                            (in thousands of dollars)

                                                Balance at          Additions,
                                                 Beginning           Costs and          Deductions,         Balance at
                                                  of Year             Expense           Write-offs          End of Year
------------------------------------------------------------------------------------------------------------------------
Reserve for returns and allowances:
     Year ended December 31, 2001              $    610             $ 7,081              $  4,125           $   3,566
     Year ended December 31, 2000              $  1,316             $ 3,427              $  4,133           $     610
     Year ended December 31, 1999              $   -                $ 2,677              $  1,361           $   1,316


Inventory reserves:
     Year ended December 31, 2001              $    430             $    69              $    349           $     150
     Year ended December 31, 2000              $     90             $   412              $     72           $     430
     Year ended December 31, 1999              $      -             $    90              $      -           $      90


Deferred tax valuation allowance:
     Year ended December 31, 2001              $ 24,191             $ 8,504              $      -           $  32,695
     Year ended December 31, 2000              $ 18,701             $ 5,490              $      -           $  24,191
     Year ended December 31, 1999              $  3,324             $15,377              $      -           $  18,701