Form 10-Q
period 2002-03-31
IMPAX LABORATORIES INC
filed 2002-04-30
CIK 1003642

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549



                                    Form 10Q



       (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------





          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________



                         Commission file number 0-27354

                            Impax Laboratories, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                     65-0403311
    -------------------------------                     ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)



                30831 Huntwood Avenue - Hayward, California       94544
     ----------------------------------------------------------------------
               (Address of principal executive offices)        (Zip code)

        Registrant's telephone number including area code (215) 289-2220
                                                          ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                        Yes   X   No
                             ----    ----



The number of shares outstanding of the registrant's common stock as of April 24, 2002 was approximately 47,218,172.

                            IMPAX LABORATORIES, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                          PART I. FINANCIAL INFORMATION


                                                                                                                         PAGE
                                                                                                                         ----
Item 1.  Financial Statements:

               Balance Sheets as of March 31, 2002, and December 31, 2001..........................................         3

               Statements of Operations for the Three Months Ended March 31, 2002 and 2001.........................         4

               Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001.........................         5

               Notes to Financial Statements.......................................................................         6

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations....................         7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.................................................        10




                    PART II. OTHER INFORMATION AND SIGNATURES


Item 1.  Legal Proceedings.........................................................................................        10

Item 6.  Exhibits and Reports on Form 8-K..........................................................................        13

Signatures     ....................................................................................................        13


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                                                      March 31,        December 31,
                                                                                                        2002               2001
                                                                                                       ------             ------
ASSETS
Current assets:
                  Cash and cash equivalents                                                           $ 21,900            $ 15,044
                  Short-term investments                                                                 8,775              20,422
                  Accounts receivable, net                                                               3,422               3,523
                  Inventory                                                                              3,897               3,488
                  Prepaid expenses and other assets                                                      2,326               1,506
                                                                                                      --------            --------
                                       Total current assets                                             40,320              43,983
Property, plant and equipment, net                                                                      29,518              24,334
Investments and other assets                                                                               578                 574
Goodwill, net                                                                                           27,574              27,574
Intangibles, net                                                                                         1,051               1,147
                                                                                                      --------            --------
                                       Total assets                                                   $ 99,041            $ 97,612
                                                                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
                  Current portion of long-term debt                                                   $    232               $ 232
                  Accounts payable                                                                       5,721               3,996
                  Accrued expenses                                                                       4,224               3,575
                                                                                                      --------            --------
                                       Total current liabilities                                        10,177               7,803
Refundable deposit                                                                                      23,314              22,876
Long-term debt                                                                                           6,796               6,868
Deferred revenues                                                                                          101                 117
                                                                                                      --------            --------
                                                                                                        40,388              37,664
                                                                                                      --------            --------

Mandatorily redeemable convertible Preferred Stock:

         Series 2 mandatorily redeemable convertible Preferred Stock, $0.01 par value 75,000 shares outstanding at March 31, 2002,
             and December 31, 2001, redeemable at $100 per share                                         7,500               7,500
                                                                                                      --------            --------
                                                                                                         7,500               7,500
                                                                                                      --------            --------

Stockholders' equity:

         Redeemable convertible Preferred Stock                                                            -                    -
         Common stock, $0.01 par value, 75,000,000 shares authorized and
             47,216,059 and 46,680,047 shares issued and outstanding
             at March 31, 2002, and December 31, 2001, respectively                                        472                 466
         Additional paid-in capital                                                                    126,957             122,957
         Unearned compensation                                                                            (553)               (673)
         Accumulated deficit                                                                           (75,723)            (70,302)
                                                                                                      --------            --------
                                       Total stockholders' equity                                       51,153              52,448
                                                                                                      --------            --------
                                       Total liabilities and stockholders' equity                     $ 99,041            $ 97,612
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

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
             (dollars in thousands, except share and per share data)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                               -------------------
                                                                                         2002                       2001
                                                                                        ------                     ------

Net sales                                                                             $     3,432              $      1,772

Cost of sales                                                                               3,139                     2,276
                                                                                      -----------              ------------

Gross margin (loss)                                                                           293                      (504)

Research and development                                                                    2,890                     2,595

Less:  Teva reimbursements                                                                   (166)                        -
                                                                                      ------------             ------------

Research and development, net                                                               2,724                     2,595

Selling                                                                                       658                       317

General and administrative*                                                                 2,170                     2,159

Other operating income (expense), net                                                         (30)                       25
                                                                                      -----------              ------------

Net loss from operations                                                                   (5,289)                   (5,550)

Interest income                                                                               235                       262

Interest expense**                                                                           (367)                      (50)
                                                                                      -----------              ------------

Net loss                                                                              $    (5,421)             $     (5,338)
                                                                                      ===========              ============


Net loss per share (basic and diluted)                                                $     (0.12)              $     (0.16)
                                                                                      ===========              ============

Weighted average common shares outstanding                                             46,812,977                33,951,876
                                                                                      ===========              ============

* Includes amortization of intangibles of $96K in the quarter ended March 31, 2002, and amortization of intangibles and goodwill of $972K in the quarter ended March 31, 2001.

** The total interest of $539K for the quarter ended March 31, 2002, which was reduced by $172K in capitalized interest, included interest of $438K on refundable deposit from Teva.


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                    -------------------
                                                                                               2002                     2001
                                                                                              ------                   ------

Cash flows from operating activities:
    Net loss                                                                                 $ (5,421)               $  (5,338)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                             512                    1,334
        Non-cash compensation charge (warrants and options)                                       120                      115
        Change in assets and liabilities:
             Accounts receivable                                                                  101                     (708)
             Inventory                                                                           (409)                     680
             Prepaid expenses and other assets                                                   (824)                     (32)
             Accounts payable and other liabilities                                             2,796                     (586)
                                                                                             --------                 ---------

                Net cash used in operating activities                                          (3,125)                  (4,525)
                                                                                             ---------                ---------

Cash flows from investing activities:
    Purchases of property and equipment                                                        (5,600)                     (78)
    Sale and maturities of short term investments                                              11,647                    4,906
                                                                                             --------                 --------

                Net cash provided by investing activities                                       6,047                    4,828
                                                                                             --------                 --------


Cash flows from  financing activities:
    Notes payable borrowings (repayments)                                                           -                     (903)
    Repayment of long-term debt                                                                   (72)                     (35)
    Proceeds from sale of common stock                                                          3,750                        -
    Proceeds from issuance of common stock (upon exercise of
        stock options and warrants)                                                               256                      124
                                                                                             --------                 --------
    Net cash provided by financing activities                                                   3,934                     (814)
                                                                                             --------                 ---------
    Net increase in cash and cash equivalents                                                   6,856                     (511)
                                                                                             --------                 --------
    Cash and cash equivalents, beginning of the quarter                                      $ 15,044                 $ 11,448
                                                                                             --------                 --------
    Cash and cash equivalents, end of the quarter                                            $ 21,900                 $ 10,937
                                                                                             ========                 ========

    Cash paid for interest                                                                   $    101                 $     50
                                                                                             ========                 ========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                               Three Months Ended
                                 March 31, 2002


Note 1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results of operations expected for the year ending December 31, 2002.

Impax Laboratories, Inc. ("IMPAX", "we" or "the Company") is the result of a business combination on December 14, 1999, of Impax Pharmaceuticals, Inc., a privately held drug delivery company, and Global Pharmaceutical Corporation ("Global"), a specialty generic pharmaceutical company.

Impax Pharmaceuticals, Inc. was originally organized on September 27, 1994, as a California corporation. Global was formed in April 1993 to acquire the assets and liabilities of Richlyn Laboratories, Inc. Global commenced operations and began shipping products in September 1997.

The Company's main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique drug delivery technologies. The Company is currently marketing twenty-one products, has fifteen applications under review with the Food and Drug Administration (FDA), nine of these filings being made under Paragraph IV of the Hatch-Waxman Amendments, one for a central nervous system
(CNS) brand product. The Company has approximately seventeen additional products under development.

We have experienced, and expect to continue to experience, operating losses and negative cash flow from operations and our future profitability is uncertain. We do not know whether or when our business will ever be profitable or generate positive cash flow, and our ability to become profitable or obtain positive cash flow is uncertain. We have generated minimal revenues to date and have experienced operating losses and negative cash flow from operations since our inception. As of March 31, 2002, our accumulated deficit was $75,723,000 and we had outstanding indebtedness in an aggregate principal amount of $30,342,000. To remain operational, we must, among other things:

     o   continue to obtain sufficient capital to fund our operations;
     o   obtain from the FDA approval for our products;
     o   prevail in patent infringement litigation in which we are involved;
     o   successfully launch our new products; and
     o comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

Although our existing cash, cash equivalents, and short-term investments are expected to decline during 2002, we believe that our existing balances, together with the proceeds from an anticipated $3,750,000 purchase of our equity by a subsidiary of Teva Pharmaceutical Industries, Ltd. in June 2002, will be sufficient to meet our operational plan for at least the next 12 months. We may, however, seek additional financing in order to primarily fund our business plan in the brand name pharmaceutical area. During 2002, we intend to negotiate for the acquisition of a revolving line of credit to partially fund our working capital requirements. However, we may be unable to obtain a new revolving line of credit on terms acceptable to us, or at all.

To date, the Company has funded its research and development and other operating activities through equity and debt financings.

Note 2. The major highlights of the quarter ended March 31, 2002, operational activity included the following:

o In February 2002, the FDA tentatively approved the Company's ANDA for a generic version of Tricor(R) (Fenofibrate), Micronized. Tricor(R) is marketed by Abbott Laboratories ("Abbott"). The FDA approval covers 67mg, 134mg, and 200mg capsules and is contingent upon the earlier of (1) the settlement of pending patent infringement litigation brought by Abbott against IMPAX, or (2) the expiration of the 30 month stay process under the Hatch-Waxman Amendments, and the expiration of any generic marketing exclusivity. Final approval is also dependent upon FDA's evaluation of any new information it receives subsequent to this tentative approval.

o In February 2002, the FDA accepted our filing of an ANDA for a generic version of Allegra-D(R) (Fexofenadine HCl/Pseudoephedrine HCl) Extended Release 60mg/120mg Tablets (Impax's eighth Paragraph IV filing). In March 2002, Aventis Pharmaceuticals Inc., which markets Allegra-D(R) for the relief of symptoms associated with seasonal rhinitis in adults and children 12 years of age and older, filed a lawsuit against us in the United Stated District Court in Delaware alleging patent infringement related to our subject filing. U.S. sales of Allegra-D(R) Extended Release Tablets were over $350 million in 2001.

o Also in February 2002, the FDA accepted our filing of an ANDA for a generic version of Oxycontin(R) (Oxycodone HCl) Extended Release 80mg Tablets (Impax's ninth Paragraph IV filing). Purdue Pharma markets Oxycontin(R) for the management of moderate-to-severe pain. U.S. sales of Oxycontin(R) Extended Release 80mg Tablets were over $400 million in 2001.

o In March 2002, under the terms of a strategic alliance announced in June 2001, we issued 419,933 shares of IMPAX common stock to a subsidiary of Teva Pharmaceutical Industries Ltd., for net proceeds to the Company of approximately $3.75 million.

o Also in March 2002, the FDA approved our ANDA to market Fludrocortisone Acetate Tablets, a generic version of Florinef(R), which is marketed by Monarch Pharmaceuticals, a division of King Pharmaceuticals, as partial replacement for primary and secondary adrenocortical insufficiency in Addison's disease. Florinef(R) sales in 2001 were approximately $27 million. Our Global Pharmaceuticals division began marketing the product immediately.

Note 3. In April 2002, we submitted to the FDA our first application for a CNS brand product in a form of an ANDA.

Note 4. In April 2002, Purdue Pharma L.P. filed a lawsuit against us alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of Oxycontin(R)(Oxycodone HCl) Extended Release 80mg Tablets. U.S. sales of Oxycontin(R)Extended Release 80mg Tablets were over $400 million in 2001.

Note 5. The Company adopted SFAS 141 and 142 effective January 1, 2002. In adopting SFAS 142, the Company no longer amortizes goodwill. The Company recorded $876,000 of goodwill amortization in the first quarter of last year, or the equivalent of $0.03 per (basic and diluted) share. The Company's net loss and net loss per share would have been $4,462,000 and $0.13 per (basic and diluted) share, respectively, in the prior year's first quarter had SFAS 142 been adopted.

Note 6. The Company reports both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share, as inclusion of the potential common shares would be anti-dilutive.

Mandatorily redeemable convertible stock of 1,500,000 shares (on an as-converted basis), warrants to purchase 2,773,266 shares, and stock options to purchase 4,197,119 shares were outstanding at March 31, 2002, but were not included in the calculation of diluted earnings per share, as their effect would be anti-dilutive.

Note 7.  Our inventory consists of the following:

                                                                                             March 31,               December 31,
                                                                                                2002                      2001
                                                                                            -----------               ----------
                                                                                                       (in thousands)
Raw materials.........................................................                     $    2,256                  $   2,004
Finished goods........................................................                          1,883                      1,634
                                                                                           ----------                  ---------
                                                                                                4,139                      3,638
Less:  Reserve for obsolete inventory and net realizable value                                    242                        150
                                                                                           ----------                  ---------
                                                                                           $    3,897                  $   3,488
                                                                                           ==========                  =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts" "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, risks and uncertainties, including the difficulty of predicting FDA filings and approvals, acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, new product development and launch, reliance on key strategic alliances, uncertainty of patent litigation filed against us, availability of raw materials, the regulatory environment, fluctuations in operating results and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

We are a technology-based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. We currently market twenty-one generic products and have fifteen ANDA filings pending at the FDA that address more than $8.0 billion in U.S. branded product sales in 2001. Nine of these filings were made under Paragraph IV of the Hatch-Waxman Amendments and one was for a central nervous system brand product. We have approximately seventeen additional products under development.

Results of Operations

We have incurred net losses in each year since our inception. We had an accumulated deficit of $75,723,000 at March 31, 2002.


THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Overview

The net loss for the three months ended March 31, 2002, was $5,421,000 as compared to $5,338,000 for the three months ended March 31, 2001. The increase in the net loss was primarily due to higher research and development expenses and infrastructure costs related to the new manufacturing facility in Hayward, California, and expansion of our sales and marketing capabilities, partially offset by higher revenues.

Revenues

The net sales for the three months ended March 31, 2002, were $3,432,000 as compared to $1,772,000 for the same period in 2001. The higher sales were primarily due to the sale of two newly approved products: Terbutaline Sulfate (launched in June 2001) and Fludrocortisone Acetate Tablets (launched in March
2002).

Cost of Sales

The cost of sales for the three months ended March 31, 2002, was $3,139,000 as compared to $2,276,000 for the same period in 2001. The overall increase in cost of sales was primarily due to increased net sales. Included in the cost of sales are startup costs of the new manufacturing facility in Hayward, California, and fixed, unabsorbed costs of the excess plant capacity in Philadelphia, Pennsylvania.

Gross Margin

Due primarily to higher net sales which offset the increase in the infrastructure costs related to the new manufacturing facility in Hayward, California, we realized a gross margin of $293,000 for the three months ended March 31, 2002, as compared to a negative gross margin of $504,000 for the same period in 2001.

Research and Development Expenses

The research and development expenses for the three months ended March 31, 2002, were $2,890,000 less reimbursement of $166,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. ("TEVA") under the strategic alliance agreement signed in June 2001, as compared to $2,595,000 for the same period in 2001. The increase of approximately 11% over 2001 was primarily due to higher personnel costs.

Selling Expenses

The selling expenses for the three months ended March 31, 2002, were $658,000 as compared to $317,000 for the same period in 2001. The increase in selling expenses as compared to 2001 was primarily due to additional personnel, advertising, and freight costs.

General and Administrative Expenses

The general and administrative expenses for the three months ended March 31, 2002, were $2,170,000 as compared to $2,159,000 for the same period in 2001. The increase in 2002 general and administrative expenses as compared to 2001 was primarily due to higher personnel costs, professional fees, insurance premiums, and software expenses, partially offset by lower amortization expense since we are not amortizing goodwill in 2002. The amortization of goodwill for the three months ended March 31, 2002, was zero as compared to approximately $876,000 for the same period in 2001.

Interest Income

Interest income for the three months ended March 31, 2002, was $235,000 as compared to $262,000 for the same period in 2001, primarily due to lower interest rates.

Interest Expense

Interest expense for the three months ended March 31, 2002, was $539,000 as compared to $50,000 for the same period in 2001, primarily due to the $438,000 interest accrued on the refundable deposit from Teva and the interest payable on the two Cathay Bank loans. The 2002 interest expense excludes $172,000 in capitalized interest related to the renovation of the San Antonio Street - Hayward, California building.

Net Loss

The net loss for the three months ended March 31, 2002, was $5,421,000 as compared to $5,338,000 for the same period in 2001 The slight increase in net loss was primarily due to higher research and development and infrastructure costs related to the new manufacturing facility in Hayward, California, and the expansion of our sales and marketing capabilities, partially offset by higher net sales. Our 2002 net loss was favorably impacted by the absence of goodwill amortization expense of approximately $876,000.

Liquidity and Capital Resources

As of March 31, 2002, we had $21,900,000 in cash and cash equivalents, and $8,775,000 in short-term investments. The short-term investments mature within a year and we believe that the market risk arising from holding these investments is not material.

During the three months ended March 31, 2002, we received $3,750,000 in proceeds from the sale of 419,333 shares of common stock to TEVA, pursuant to our strategic alliance agreement announced in June 2001.

During the three months ended March 31, 2002, the sale and maturities of short-term investments of $11,647,000 funded the net capital expenditures of approximately $5,600,000 and the net cash used in operating activities of $3,125,000.

The net cash provided by financing activities for the three months ended March 31, 2002, was approximately $3,934,000 consisting of the $3,750,000 sale of common stock to TEVA, and proceeds from issuance of common stock upon exercise of stock options and warrants.

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

Although our existing cash, cash equivalents, and short-term investments are expected to decline during 2002, we believe that our existing balances, together with the proceeds from an anticipated $3,750,000 purchase of our equity by TEVA in June 2002, will be sufficient to meet our operational plan for at least the next 12 months. We may, however, seek additional financing in order to primarily fund our business plan in the brand name pharmaceutical area.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's investment portfolio consists of cash and cash equivalents and marketable securities stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, short-term commercial paper, and highly rated money market funds. One hundred percent of the Company's portfolio matures in less than one year. The carrying value of the investment portfolio approximates the market value at March 31, 2002. The Company's debt instruments at March 31, 2002, are subject to fixed interest rates and principal payments. We believe that the fair value of our fixed rate long-term debt and refundable deposit approximates their carrying value of approximately $30 million at March 31, 2002. While changes in market interest rates may affect the fair value of our fixed rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

We do not use derivative financial instruments and have no material foreign exchange or commodity price risks.

PART II  - OTHER INFORMATION
----------------------------

ITEM 1.  LEGAL PROCEEDINGS

Patent Litigation

There has been substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use and sale of new products that are the subject of conflicting patent rights. Most of the brand name controlled-release products for which we are developing generic versions are covered by one or more patents. Under the Hatch-Waxman Amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder's receipt of such certification. If the patent holder files suit, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by us, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we are successful, could have a material adverse effect on our results of operations and financial position. In addition, there can be no assurance that any patent litigation will be resolved prior to the 30-month period. As a result, even if the FDA were to approve a product upon expiration of the 30-month period, we may be prevented from marketing that product if patent litigation is still pending.

Litigation has been filed against us in connection with eight of our Paragraph IV filings. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

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

In a related litigation concerning the same patent, the U.S. District Court of Illinois granted, in March 2001, summary judgment of non-infringement regarding Teva's ANDA for Fenofibrate (Micronized) Capsules.

On April 23, 2002, we filed a Motion for Summary Judgment to finally resolve this litigation without the need for a trial. The Motion is based in part on the recent decision won by Teva.

Wellbutrin SR and Zyban (Bupropion) Litigation

In October 2000, Glaxo Wellcome Inc. filed a lawsuit against us in the United States District Court, Northern District of California, claiming that our submission of two ANDAs for Bupropion Hydrochloride constitutes infringement of several patents owned by Glaxo relating to Glaxo's Wellbutrin SR and Zyban products. The action seeks to enjoin us from receiving approval of our application prior to the expiration date of Glaxo's patent, award Glaxo preliminary and final injunctions enjoining us from continued infringement of its patent, and award further relief as the Court may deem proper. Glaxo has filed suit against Andrx, Watson and EON (only with regard to Wellbutrin SR) for similar ANDA filings. We filed our answer and counterclaim to Glaxo's complaint in November 2000. We filed a motion for Summary Judgment, which the court heard in November 2001. To date, the Court has not ruled on our motion for Summary Judgment nor entered a final date for the end of discovery. We believe that we have strong defenses to the claims made by Glaxo in the lawsuit based on non-infringement and invalidity. In related litigation concerning the same patents, a federal judge in Florida has ruled that Andrx Pharmaceuticals does not infringe the Glaxo patents covering Bupropion. Also, Glaxo has decided to settle its Bupropion litigation with Watson Pharmaceuticals on terms that are confidential.

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

These three cases have been consolidated for the purposes of discovery with seven other cases in the District of New Jersey, in which Schering sued other companies who sought FDA approval to market generic loratadine products. The parties have concluded discovery related to the 4,659,716 patent. The parties continue discovery related to the 5,314,697 patent and the court has not yet entered a schedule for completion of this discovery.

Numerous Motions for Summary Judgment are pending.

On March 8, 2002, Schering announced that it had filed with the FDA an application to switch all of the Claritin formulations from prescription to over-the-counter ("OTC"). If Schering's application is approved by the FDA, we may not be able to market our generic versions of the Claritin formulation as prescription drugs. On December 17, 2001, we entered into an agreement granting to Novartis exclusive rights to market an OTC generic Claritin (loratadine) which we will supply to Novartis. We are also continuing discussions with potential OTC partners for two additional generic formulations of Claritin (loratadine).

Allegra-D(R) (Fexofenadine) Litigation

In March 2002, Aventis Pharmaceuticals, Inc. ("Aventis") filed a lawsuit against us in the United States District Court in Delaware claiming our submission of an ANDA for a generic version of Allegra-D(R) (Fexofenadine HCl/Pseudoephedrine
HCl) Extended Release 60mg/120mg Tablets constitutes infringement of Allegra-D(R) patents. We have yet to file an answer in the litigation and no discovery has been scheduled. We intend to vigorously defend our product and believe that we have strong defenses to the claims made by Aventis in the lawsuit.

Oxycontin(R) (Oxycodone HCl) Litigation

In April 2002 Purdue Pharma L.P. filed a lawsuit against us in the United States Southern District Court of New York alleging patent infringement related to our filing of an ANDA for a generic version of Oxycontin(R) (Oxycodone HCl) Extended Release 80mg Tablets. We have yet to file an answer in the litigation and no discovery has been scheduled. We intend to vigorously defend our product and believe that we have strong defenses to the claims made by Purdue Pharma in the lawsuit.

Other than the patent litigations described above, we are not aware of any other material pending or threatened legal actions, private or governmental, against us.

Insurance

As part of our patent litigation strategy, we have obtained up to $7 million of patent infringement liability insurance from American International Specialty Line Company (an affiliate of AIG International). This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the nine ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. At present, we believe this insurance coverage is sufficient for our legal defense costs related to these seven ANDAs. However, we do not believe that this type of litigation insurance will be available to us on acceptable terms for our other current or future ANDAs.

Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. We carry $10 million of product liability insurance for our own manufactured products. This insurance may not be adequate to cover any product liability claims to which we may become subject.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    None.

     (b)    None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     IMPAX LABORATORIES, INC.



                     By:         /s/   BARRY R. EDWARDS                         (Principal Executive Officer)
                     -----------------------------------------------
                                       Co-Chief Executive Officer


                     By:       /s/   CORNEL C. SPIEGLER                         (Principal Financial and Accounting Officer)
                     -------------------------------------------------
                                     Chief Financial Officer