Form 10-Q
period 2002-06-30
IMPAX LABORATORIES INC
filed 2002-07-25
CIK 1003642

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549



                                    Form 10Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   June 30, 2002
                                              ----------------------


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                         Commission file number 0-27354
                                               ---------

                            Impax Laboratories, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         65-0403311
-------------------------------                      -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



           30831 Huntwood Avenue - Hayward, California       94544
         ------------------------------------------------------------
            (Address of principal executive offices)       (Zip code)

    Registrant's telephone number including area code    (215) 289-2220
                                                        -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    -----      ----


         The number of shares outstanding of the registrant's common stock as of July 22, 2002 was approximately 47,759,581.
-------------                   ----------

                            IMPAX LABORATORIES, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



                                           PART I. FINANCIAL INFORMATION

                                                                                                                         PAGE
                                                                                                                         ----
Item 1.  Financial Statements:

               Balance Sheets as of June 30, 2002, and December 31, 2001...........................................         3

               Statements of Operations for the Three Months and Six Months Ended June 30, 2002 and 2001...........         4

               Statement of Cash Flows for the Six Months Ended June 30, 2002 and 2001.............................         5

               Notes to Financial Statements.......................................................................         6

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations....................         8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.................................................        12




                                       PART II. OTHER INFORMATION AND SIGNATURES


Item 1.  Legal Proceedings.........................................................................................        12

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................        15

Item 6.  Exhibits and Reports on Form 8-K..........................................................................        16

Signatures     ....................................................................................................        16



PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                                          June 30,         December 31,
                                                                                            2002               2001
                                                                                           ------             ------
ASSETS
Current assets:
        Cash and cash equivalents                                                         $  20,486          $ 15,044
        Short-term investments                                                                7,914            20,422
        Accounts receivable, net                                                              4,561             3,523
        Inventory                                                                             4,688             3,488
        Prepaid expenses and other assets                                                     1,447             1,506
                                                                                           --------          --------
                      Total current assets                                                   39,096            43,983
Property, plant and equipment, net                                                           31,398            24,334
Investments and other assets                                                                    578               574
Goodwill, net                                                                                27,574            27,574
Intangibles, net                                                                                955             1,147
                                                                                           --------          --------
                      Total assets                                                         $ 99,601          $ 97,612
                                                                                           ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt                                                  $    232          $    232
        Accounts payable                                                                      4,304             3,996
        Accrued expenses                                                                      4,977             3,575
        Deferred revenues - current                                                              66                 0
                                                                                           --------          --------
                      Total current liabilities                                               9,579             7,803
Refundable deposit                                                                           23,752            22,876
Long-term debt                                                                                6,752             6,868
Deferred revenues                                                                             2,684               117
                                                                                           --------          --------
                                                                                             42,767            37,664
                                                                                           --------          --------
Mandatorily redeemable convertible Preferred Stock:

      Series 2 mandatorily redeemable convertible Preferred Stock, $0.01 par value 75,000 shares outstanding at June 30, 2002,
          and December 31, 2001, redeemable at $100 per share                                 7,500             7,500
                                                                                           --------          --------
                                                                                              7,500             7,500
                                                                                           --------          --------
Stockholders' equity:

      Redeemable convertible Preferred Stock                                                     --                --
      Common stock, $0.01 par value, 75,000,000 shares authorized and
          47,750,632 and 46,680,047 shares issued and outstanding
          at June 30, 2002, and December 31, 2001, respectively                                 477               466
      Additional paid-in capital                                                            131,015           122,957
      Unearned compensation                                                                    (497)             (673)
      Accumulated deficit                                                                   (81,661)          (70,302)
                                                                                           --------          --------
                      Total stockholders' equity                                             49,334            52,448
                                                                                           --------          --------
                      Total liabilities and stockholders' equity                           $ 99,601          $ 97,612
                                                                                           ========          ========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
             (dollars in thousands, except share and per share data)

                                                              Three Months Ended                         Six Months Ended
                                                                   June 30,                                  June 30,
                                                           --------------------------                -------------------------
                                                            2002                2001                  2002               2001
                                                           ------              ------                ------             ------
Net sales                                                  $ 5,145             $ 1,136                $ 8,577          $ 2,908

Cost of sales                                                3,982               1,992                  7,121            4,268
                                                           -------             -------                -------          -------

Gross margin (loss)                                          1,163                (856)                 1,456           (1,360)

Research and development                                     4,476               2,415                  7,366            5,010

Less:  Teva reimbursements                                    (138)                 --                   (304)              --
                                                           -------             -------                -------          -------

Research and development, net                                4,338               2,415                  7,062            5,010

Selling                                                        646                 806                  1,304            1,123

General and administrative*                                  1,939               2,236                  4,109            4,395

Other operating income (expense), net                           21                  39                     (9)              64
                                                           -------             -------                -------          -------

Net loss from operations                                    (5,739)             (6,274)               (11,028)         (11,824)

Interest income                                                167                 161                    402              423

Interest expense**                                            (366)                (37)                  (733)             (87)
                                                           -------             -------               --------         --------

Net loss                                                   $(5,938)             (6,150)              $(11,359)        $(11,488)
                                                           =======             =======               ========         ========

Net loss per share (basic and diluted)                     $ (0.13)            $ (0.15)              $  (0.24)        $  (0.31)
                                                           =======             =======               ========         ========

Weighted average common shares outstanding              47,306,741          41,138,673             47,061,223       37,565,128
                                                        ==========          ==========             ==========       ==========


* Includes amortization of goodwill of $876,000 in the quarter ended June 30, 2001 and $1,752,000 in the six months ended June 30, 2001. There was no amortization of goodwill in 2002.

** The total interest expense of $366K for the quarter ended June 30, 2002, which was reduced by $222K in capitalized interest, included interest of $438K on the refundable deposit from TEVA. The total interest of $733K for the six months ended June 30, 2002, which was reduced by $394K in capitalized interest, included interest of $876K on the refundable deposit from TEVA.



   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                               2002                     2001
                                                                                              ------                   ------
Cash flows from operating activities:
    Net loss                                                                                 $(11,359)                $(11,488)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                           1,032                    3,057
        Non-cash compensation charge (warrants and options)                                       176                      260
        Change in assets and liabilities:
             Accounts receivable                                                               (1,038)                    (964)
             Inventory                                                                         (1,200)                      74
             Prepaid expenses and other assets                                                     55                     (314)
             Accounts payable and other liabilities                                             4,083                      (75)
                                                                                             --------                 --------

                Net cash used in operating activities                                          (8,251)                  (9,450)
                                                                                             --------                 --------
Cash flows from investing activities:
    Purchases of property and equipment                                                        (6,768)                  (4,285)
    Sale and maturities of short-term investments                                              12,508                    7,780
                                                                                             --------                 --------

                Net cash provided by investing activities                                       5,740                    3,495
                                                                                             --------                 --------

Cash flows from  financing activities:
    Notes payable repayments                                                                      --                    (1,538)
    Additions to long-term debt borrowings                                                        --                    24,470
    Repayment of long-term debt                                                                  (116)                     (71)
    Proceeds from sale of common stock                                                          7,500                   17,325
    Proceeds from issuance of common stock (upon exercise of
        stock options and warrants)                                                               569                      327
                                                                                             --------                 --------
    Net cash provided by financing activities                                                   7,953                   40,513
                                                                                             --------                 --------
    Net increase in cash and cash equivalents                                                   5,442                   34,588
                                                                                             --------                 --------
    Cash and cash equivalents, beginning of the period                                       $ 15,044                 $ 11,448
                                                                                             --------                 --------
    Cash and cash equivalents, end of the period                                             $ 20,486                 $ 46,006
                                                                                             ========                 ========

    Cash paid for interest                                                                   $    251                 $     87
                                                                                             ========                 ========



   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                Six Months Ended
                         June 30, 2002 and June 30, 2001


Note 1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results of operations expected for the year ending December 31, 2002.

Impax Laboratories, Inc.'s ("IMPAX", "we" "us" or "the Company") main business is the development, manufacturing and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and unique drug delivery technologies. The Company is currently marketing twenty-four products, has seventeen applications under review with the Food and Drug Administration
(FDA), ten of these filings being made under Paragraph IV of the Hatch-Waxman Amendments, and four of these seventeen ANDAs have received tentative approval from the FDA. The Company has approximately eighteen additional products under development.

We have experienced, and expect to continue to experience, operating losses and negative cash flow from operations and our future profitability is uncertain. We do not know whether or when our business will ever be profitable or generate positive cash flow, and our ability to become profitable or obtain positive cash flow is uncertain. We have generated minimal revenues to date and have experienced operating losses and negative cash flow from operations since our inception. As of June 30, 2002, our accumulated deficit was $81,661,000 and we had outstanding indebtedness in an aggregate principal amount of $30,736,000. To remain operational, we must, among other things:

     o   continue to obtain sufficient capital to fund our operations;
     o   obtain from the FDA approval for our products;
     o   prevail in patent infringement litigations in which we are involved;
     o   successfully launch our new products; and
     o comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We expect to incur significant operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

Although our existing cash, cash equivalents, and short-term investments are expected to decline during 2002, we believe that our existing balances will be sufficient to meet our operational plan for at least the next twelve months. We may, however, seek additional financing in order to primarily fund our business plan in the brand name pharmaceutical area. We are currently negotiating a $25 million revolving line of credit to partially fund our working capital requirements. However, we may be unable to finalize the revolving line of credit on terms acceptable to us, or at all.

To date, the Company has funded its research and development and other operating activities through equity and debt financings.

Note 2. The major highlights of the six months ended June 30, 2002, operational activity included the following:

o In February 2002, the FDA tentatively approved the Company's ANDA for a generic version of Tricor(R) (Fenofibrate), Micronized. Tricor(R) is marketed by Abbott Laboratories ("Abbott"). The tentative approval covers 67mg, 134mg, and 200mg capsules. Final approval is contingent upon the earlier of (1) the settlement of pending patent infringement litigation brought by Abbott against IMPAX, or (2) the expiration of the 30 month stay process under the Hatch-Waxman Amendments, and the expiration of any generic marketing exclusivity. Final approval is also dependent upon FDA's evaluation of any new information it receives subsequent to this tentative approval.

o In February 2002, the FDA accepted our filing of an ANDA for a generic version of Allegra-D(R) (Fexofenadine HCl/Pseudoephedrine HCl) Extended Release 60mg/120mg Tablets (IMPAX's eighth Paragraph IV filing). In March 2002, Aventis Pharmaceuticals Inc., which markets Allegra-D(R) for the relief of symptoms associated with seasonal rhinitis in adults and children

     12 years of age and older, filed a lawsuit against us in the United States District Court in Delaware alleging patent infringement related to our subject filing. U.S. sales of Allegra-D(R) Extended Release Tablets were over $350 million in 2001.

o Also in February 2002, the FDA accepted our filing of an ANDA for a generic version of Oxycontin(R) (Oxycodone HCl) Extended Release 80mg Tablets (IMPAX's ninth Paragraph IV filing). Purdue Pharma markets Oxycontin(R) for the management of moderate-to-severe pain. U.S. sales of Oxycontin(R) Extended Release 80mg Tablets were over $400 million in 2001. In April 2002, Purdue Pharma L.P. filed a lawsuit against us alleging patent infringement related to IMPAX's earlier filing of an ANDA for a generic version of Oxycontin(R) (Oxycodone HCl) Extended Release 80mg Tablets.

o In March 2002 and June 2002, under the terms of a strategic alliance announced in June 2001, we issued an aggregate of 883,068 shares of IMPAX common stock to a subsidiary of Teva Pharmaceutical Industries Ltd. ("TEVA"), for net proceeds to the Company of approximately $7.5 million. Together with the shares sold in 2001, TEVA purchased a total of 1,462,083 shares, or approximately 3% of total shares of common stock outstanding. A Form S-3 Registration Statement registering these shares was filed with the Securities and Exchange Commission (SEC) on July 23, 2002.

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

o While the Company submitted its first brand filing as an ANDA in April 2002, based on discussions with FDA regarding the file, it subsequently withdrew the application and is planning to resubmit it as an NDA. Additionally, good progress has been made in formulation development for three other brand products with IND filings scheduled during the next 12 months for at least two of the three products.

o In May 2002, the FDA tentatively approved our ANDAs for generic versions of Claritin-D(R)24-Hour (loratadine/ pseudoephedrine sulfate, 10mg/240mg) Extended Release Tablets and Claritin-D(R)12-Hour (loratadine/ pseudoephedrine sulfate, 5mg/120mg) Extended Release Tablets. Both products are marketed by Schering-Plough Corporation for the relief of symptoms of seasonal allergic rhinitis (hay fever). Final approval is contingent upon the earlier of (1) the resolution of pending patent-infringement litigation brought by Schering-Plough against IMPAX, or (2) the expiration of the 30-month stay process under the Hatch-Waxman Amendments; and the expiration of any generic marketing exclusivity for the Claritin-D(R) 24-Hour. Final approval is also dependent upon FDA's evaluation of any new information subsequent to these tentative approvals. In March 2002, Schering-Plough announced that it filed with the FDA an application to switch all of the prescription Claritin formulations to over-the-counter (OTC). If Schering-Plough's application is approved by the FDA, we may not be able to market our generic versions of the Claritin formulations as prescription drugs.

o In June 2002, we signed a semi-exclusive Development, License and Supply Agreement with Wyeth, acting through its Wyeth Consumer Healthcare Division, relating to our generic versions of Claritin-D(R) 12-Hour (loratadine/pseudoephedrine sulfate, 5mg/120mg) Extended Release Tablets and Claritin-D(R) 24-Hour (loratadine/pseudoephedrine sulfate, 10mg/240mg) Extended Release Tablets for the OTC market.

o Also in June 2002, we signed a non-exclusive Licensing, Contract Manufacturing and Supply Agreement with Schering-Plough Corporation relating to Claritin-D(R) 12-Hour (loratadine/pseudoephedrine sulfate) Extended Release Tablets, 5mg/120mg for the OTC market. This agreement does not resolve the ongoing patent litigation between Schering-Plough and IMPAX to decide whether we may market our generic Claritin-D(R) 12-Hour product or manufacture such a product for companies other than Schering-Plough prior to the expiration of a Schering-Plough patent in 2004.

Note 3. The construction of the new manufacturing facility in Hayward, California was completed this quarter. The total construction cost was approximately $12,339,900, including capitalized interest cost of approximately $595,000; approximately $1,136,000 of retention was paid in July 2002.

Note 4. In July 2002, we began marketing a new product, Minocycline Hydrochloride Capsules, USP 75mg, a generic version of Dynacin(R), marketed by Medicis Pharmaceutical Corporation, and we also reintroduced the Minocycline Hydrochloride Capsules, USP 100mg, a generic version of Minocin(R), marketed by Lederle Pharmaceutical Division of Wyeth Corporation. Both products are antibiotics and are prescribed for the treatment of infectious diseases and as adjunctive therapy in severe acne.

Note 5. In July 2002, the FDA tentatively approved our ANDA for a generic version of Rilutek(R) (Riluzole) 50mg tablets. Aventis Pharmaceutical Products, Inc. markets Rilutek(R) for the treatment of amyotrophic lateral sclerosis
(ALS), also known as Lou Gehrig's disease. According to IMS Health, U.S. sales of Rilutek(R) were $35 million for the twelve months ended March 31, 2002.
Final approval is contingent upon the expiration of Orphan Drug Exclusivity on December 12, 2002, as well as FDA's evaluation of any new information subsequent to this tentative approval.

We filed a declaratory judgment complaint against Aventis in the United States District Court for the District of Delaware to obtain a judicial declaration of patent invalidity and/or non-infringement with respect to Patent No. 5,527,814, which was recently listed by Aventis in the FDA "Orange Book".

Note 6. The Company adopted SFAS 142 effective January 1, 2002. The Company no longer amortizes goodwill and will perform an annual impairment assessment of goodwill. With the adoption of SFAS 142, the Company completed a transitional impairment assessment of goodwill as of January 1, 2002 and there was no impairment. The Company recorded $876,000 as goodwill amortization expense for the three months ended June 30, 2001 and $1,752,000 for the six months ended June 30, 2001, or the equivalent of $(0.02) and $(0.05) per (basic and diluted) share, respectively. The Company's net loss and net loss per share, respectively, would have been $5,274,000 and $(0.13) per (basic and diluted) share for the three months ended June 30, 2001 and $9,736,000 and $(0.26) per (basic and diluted) share for the six months ended June 30, 2001, had the nonamortization provisions of SFAS 142 been effective at the beginning of fiscal 2001.

Note 7. The Company reports both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company had net losses in each of the years presented, only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share, as inclusion of the potential common shares would be anti-dilutive.

Mandatorily redeemable convertible stock of 1,500,000 shares of common stock (on an as-converted basis), warrants to purchase 2,773,266 shares of common stock, and stock options to purchase 4,396,190 shares of common stock were outstanding at June 30, 2002, but were not included in the calculation of diluted earnings per share, as their effect would be anti-dilutive.

Note 8.  Our inventory consists of the following:

                                                                                 June 30,                December 31,
                                                                                   2002                      2001
                                                                                -----------               ----------
                                                                                           (in thousands)
Raw materials.........................................................            $ 1,952                   $ 2,004
Finished goods........................................................              2,886                     1,634
                                                                                  -------                   -------
                                                                                    4,838                     3,638
Less:  Reserve for obsolete inventory and net realizable value........                150                       150
                                                                                  -------                   -------
                                                                                  $ 4,688                   $ 3,488
                                                                                  =======                   =======


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

Critical Accounting Policies

Accounting For and Recoverability of Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142 are summarized in Note 6 to the interim consolidated financial statements. The new criteria for recording intangible assets separate from goodwill did not require us to reclassify any of our intangible assets. Our transitional impairment test indicated that there was no impairment of goodwill upon adoption of SFAS 142. Assuming the nonamortization provisions of SFAS 142 had been effective at the beginning of fiscal 2001, the net loss for the three and six months ended June 30, 2001 would have decreased by $876,000 and $1,752,000 respectively, representing the reduction in goodwill amortization.

Effective January 1, 2002, we evaluate the recoverability and measure the possible impairment of our goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the generic pharmaceutical industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the Company to the book value of our consolidated net assets. If the book value of our consolidated net assets is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would consult with one or more valuation specialists in estimating the impact on our estimate of fair value. We believe the estimation methods are reasonable and reflective of common valuation practices.

General

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. We currently market twenty-four generic products and have seventeen ANDA filings pending at the FDA that address more than $9.0 billion in U.S. branded product sales in 2001. Ten of these filings were made under Paragraph IV of the Hatch-Waxman Amendments and four of these seventeen ANDAS have received tentative approval from the FDA. We have approximately eighteen additional products under development.

Results of Operations

We have incurred net losses in each year since our inception. We had an accumulated deficit of $81,661,000 at June 30, 2002.


THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Overview

The net loss for the three months ended June 30, 2002, was $5,938,000 as compared to $6,150,000 for the three months ended June 30, 2001, including goodwill amortization expense of approximately $876,000. The increase in the net loss of $664,000, excluding 2001 goodwill amortization expense, was primarily due to higher research and development expenses and infrastructure costs related to the new manufacturing facility in Hayward, California, and expansion of our sales and marketing capabilities, partially offset by higher revenues.

Revenues

The net sales for the three months ended June 30, 2002, were $5,145,000 as compared to $1,136,000 for the same period in 2001. The higher sales were primarily due to the sale of two newly approved products: Terbutaline Sulfate Tablets (launched in June 2001) and Fludrocortisone Acetate Tablets (launched in March 2002).

Cost of Sales

The cost of sales for the three months ended June 30, 2002, was $3,982,000 as compared to $1,992,000 for the same period in 2001. The overall increase in cost of sales was primarily due to material costs as a result of increased net sales.

Gross Margin

Due primarily to higher net sales which offset the increase in the infrastructure costs related to the new manufacturing facility in Hayward, California, we realized a gross margin of $1,163,000 for the three months ended June 30, 2002, as compared to a negative gross margin of $856,000 for the same period in 2001.

Research and Development Expenses

The research and development expenses for the three months ended June 30, 2002, were $4,476,000 less reimbursement of $138,000 by TEVA under the strategic alliance agreement signed in June 2001, as compared to $2,415,000 for the same period in 2001. The increase of approximately 85% over 2001 was primarily due to higher personnel, material and biostudy costs.

Selling Expenses

The selling expenses for the three months ended June 30, 2002, were $646,000 as compared to $806,000 for the same period in 2001. The decrease in selling expenses as compared to 2001 was primarily due to a $200,000 expense related to the TEVA agreement in 2001, partially offset by additional personnel, advertising, and freight costs.

General and Administrative Expenses

The general and administrative expenses for the three months ended June 30, 2002, were $1,939,000 as compared to $2,236,000 for the same period in 2001, including goodwill amortization expenses of approximately $876,000. The increase in 2002 general and administrative expenses as compared to 2001, excluding 2001 goodwill amortization expense, was primarily due to higher personnel costs, professional fees and insurance premiums.

Interest Income

Interest income for the three months ended June 30, 2002, was $167,000 as compared to $161,000 for the same period in 2001, primarily due to higher cash equivalents and short term investments, partially offset by lower interest rates.

Interest Expense

Interest expense for the three months ended June 30, 2002, was $366,000 as compared to $37,000 for the same period in 2001, primarily due to the $438,000 of interest accrued on the refundable deposit from TEVA and the interest payable on the two Cathay Bank loans. The 2002 interest expense excludes $222,000 in capitalized interest related to the construction of the San Antonio Street - Hayward, California building.

Net Loss

The net loss for the three months ended June 30, 2002, was $5,938,000 as compared to $6,150,000 for the same period in 2001, including goodwill amortization expense of approximately $876,000. The increase in net loss of $664,000, excluding 2001 goodwill amortization expense, was primarily due to higher research and development and infrastructure costs related to the new manufacturing facility in Hayward, California, partially offset by higher revenues.


SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Overview

The net loss for the six months ended June 20, 2002, was $11,359,000 as compared to $11,488,000 for the six months ended June 30, 2001, including goodwill amortization expense of approximately $1,752,000. The increase in the net loss of $1,623,000, excluding 2001 goodwill amortization expense, was primarily due to higher research and development expenses and infrastructure costs related to the new manufacturing facility in Hayward, California, and expansion of our sales and marketing capabilities, partially offset by higher revenues.

Revenues

The net sales for the six months ended June 30, 2002, were $8,577,000 as compared to $2,908,000 for the same period in 2001. The higher sales were primarily due to the sale of two newly approved products: Terbutaline Sulfate Tablets (launched in June 2001) and Fludrocortisone Acetate Tablets (launched in March 2002).

Cost of Sales

The cost of sales for the six months ended June 30, 2002, was $7,121,000 as compared to $4,268,000 for the same period in 2001. The overall increase in cost of sales was primarily due to material costs as a result of increased net sales. Included in the cost of sales are startup costs of the new manufacturing facility in Hayward, California, and fixed, unabsorbed costs of the excess plant capacity in Philadelphia, Pennsylvania.

Gross Margin

Due primarily to higher net sales which offset the increase in the infrastructure costs related to the new manufacturing facility in Hayward, California, we realized a gross margin of $1,456,000 for the six months ended June 30, 2002, as compared to a negative gross margin of $1,360,000 for the same period in 2001.

Research and Development Expenses

The research and development expenses for the six months ended June 30, 2002, were $7,366,000 less reimbursement of $304,000 by TEVA under the strategic alliance agreement signed in June 2001, as compared to $5,010,000 for the same period in 2001. The increase of approximately 47% over 2001 was primarily due to higher personnel, material and biostudy costs.

Selling Expenses

The selling expenses for the six months ended June 30, 2002, were $1,304,000 as compared to $1,123,000 for the same period in 2001. The increase in selling expenses as compared to 2001, which included a $200,000 expense related to the TEVA agreement in 2001, was primarily due to additional personnel, advertising, and freight costs.

General and Administrative Expenses

The general and administrative expenses for the six months ended June 30, 2002, were $4,109,000 as compared to $4,395,000 for the same period in 2001, including goodwill amortization expense of approximately $1,752,000. The increase in 2002 general and administrative expenses as compared to 2001, excluding 2001 goodwill amortization expense, was primarily due to higher personnel costs, professional fees, insurance premiums, and software expenses.

Interest Income

Interest income for the six months ended June 30, 2002, was $402,000 as compared to $423,000 for the same period in 2001, primarily due to lower interest rates.

Interest Expense

Interest expense for the six months ended June 30, 2002, was $733,000 as compared to $87,000 for the same period in 2001, primarily due to the $876,000 of interest accrued on the refundable deposit from TEVA and the interest payable on the two Cathay Bank loans. The 2002 interest expense excludes $394,000 in capitalized interest related to the construction of the San Antonio Street - Hayward, California building.

Net Loss

The net loss for the six months ended June 30, 2002, was $11,359,000 as compared to $11,488,000 for the same period in 2001, including goodwill amortization expense of approximately $1,752,000. The increase in net loss of $1,623,000, excluding 2001 goodwill amortization expense, was primarily due to higher research and development and infrastructure costs related to the new manufacturing facility in Hayward, California, and expansion of our sales and marketing capabilities, partially offset by higher revenues.

Liquidity and Capital Resources

As of June 30, 2002, we had $20,486,000 in cash and cash equivalents, and $7,914,000 in short-term investments. The short-term investments mature within a year and we believe that the market risk arising from holding these investments is not material.

The net cash provided by financing activities for the six months ended June 30, 2002, was approximately $7,953,000 consisting of the $7,500,000 sale of common stock to TEVA, and proceeds from issuance of common stock upon exercise of stock options and warrants. During the six months ended June 30, 2002, the sale and maturities of short-term investments of $12,508,000 funded the net capital expenditures of approximately $6,768,000 and the net cash used in operating activities of $8,251,000.

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

We anticipate obtaining, during the third quarter of 2002, a $25 million revolving line of credit to partially fund our working capital requirements. However, we may be unable to obtain this revolving line of credit on terms acceptable to us, or at all.

Although our existing cash, cash equivalents, and short-term investments are expected to decline during 2002, we believe that our existing balances will be sufficient to meet our operational plan for at least the next twelve months. We may, however, seek additional financing in order to primarily fund our business plan in the brand name pharmaceutical area.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's investment portfolio consists of cash and cash equivalents and marketable securities stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, short-term commercial paper, and highly rated money market funds. One hundred percent of the Company's portfolio matures in less than one year. The carrying value of the investment portfolio approximates the market value at June 30, 2002. The Company's debt instruments at June 30, 2002, are subject to fixed interest rates and principal payments. We believe that the fair value of our fixed rate long-term debt and refundable deposit approximates their carrying value of approximately $29 million at June 30, 2002. While changes in market interest rates may affect the fair value of our fixed rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

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

Litigation has been filed against us in connection with nine of our Paragraph IV filings. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

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

Presently, we and five of the other generic company defendants are awaiting the outcome of the trial involving AstraZeneca and the first four generic company defendants who were sued a year earlier than us and the other generic company defendants. The trial began in December 2001, concluded in June 2002, and is expected to lead to a decision by the court in the third quarter of this year. Once this first trial is concluded, discovery and other pretrial matters will proceed with respect to us and the other remaining defendants.

We believe we have defenses to the claims made by AstraZeneca in the lawsuit based upon non-infringement and invalidity of the patents-in-suit.

Tricor (Fenofibrate) Litigation

In 2000, Abbott Laboratories, Fournier Industrie et Sante, and a related company filed two actions against us in the United States District Court in Chicago, Illinois, claiming that our submission of an ANDA for Fenofibrate (Micronized) Capsules, 67mg and 134mg constitutes infringement of a U.S. patent owned by Fournier and exclusively licensed to Abbott, relating to Abbott's Tricor product. In December 2000, Abbott and Fournier filed a third action against us in the same court making the same claims against our 200mg Fenofibrate (Micronized) Capsules. These actions seek an injunction preventing us from marketing our fenofibrate products until January 19, 2009, and an award of damages for any commercial manufacture, use or sale of our fenofibrate products, together with costs and attorney fees. Abbott and Fournier previously filed essentially the same lawsuit against Novopharm/TEVA, also in the United States District Court in Chicago.

We filed an answer to Abbott's complaint in April 2001. Our answer asserts that Abbott's patent is invalid and not enforceable against us. The parties in this matter have conducted discovery but the court has not set a trial date. We believe we have defenses based upon non-infringement, invalidity and unenforceability.

In a related litigation concerning the same patent, the U.S. District Court of Illinois granted, in March 2001, summary judgment of non-infringement regarding Novopharm/TEVA's ANDA for Fenofibrate (Micronized) Capsules.

In April 2002, we filed a Motion for Summary Judgment to finally resolve this litigation without the need for a trial. The Motion is based in part on the recent decision won by Novopharm/TEVA. Our motion was fully briefed as of July 12, 2002.

Wellbutrin SR and Zyban (Bupropion) Litigation

In October 2000, Glaxo Wellcome Inc. filed a lawsuit against us in the United States District Court, Northern District of California, claiming that our submission of two ANDAs for Bupropion Hydrochloride constitutes infringement of several patents owned by Glaxo relating to Glaxo's Wellbutrin SR and Zyban products. The action seeks to enjoin us from receiving approval of our application prior to the expiration date of Glaxo's patent, award Glaxo preliminary and final injunctions enjoining us from continued infringement of its patent, and award further relief as the Court may deem proper. Glaxo has filed suit against Andrx, Watson and EON (only with regard to Wellbutrin SR) for similar ANDA filings. We filed our answer and counterclaim to Glaxo's complaint in November 2000. We filed a motion for Summary Judgment, which the court heard in November 2001. To date, the Court has not ruled on our motion for Summary Judgment nor entered a final date for the end of discovery. We believe that we have strong defenses to the claims made by Glaxo in the lawsuit based on non-infringement and invalidity. At the request of the Court, in July 2002, both sides submitted briefs on the impact of the recent United States Supreme Court decision in Festo vs. Shoketsu Kinzoku Kogyo Kabushi Co., et al to the pending motion for summary judgment. In related litigation concerning the same patents, a federal judge in Florida has ruled that Andrx Pharmaceuticals does not infringe the Glaxo patents covering Bupropion. Also, Glaxo had decided to settle its Bupropion litigation with Watson Pharmaceuticals in July 2001 on terms that are confidential.

Claritin (Loratadine) Litigation

In January 2001, Schering-Plough Corporation ("Schering") sued us in the United States District Court for the District of New Jersey, alleging that our proposed loratadine and pseudoephedrine sulfate 24-hour extended release tablets, containing 10mgs of loratadine and 240mgs of pseudoephedrine sulfate, infringe their U.S. Patent Nos. 4,659,716 and 5,314,697. Schering has sought to enjoin us from obtaining FDA approval to market our loratadine 24-hour product until the 5,314,697 patent expires in 2012. Schering has also sought monetary damages should we use, sell, or offer to sell our loratadine 24-hour product prior to the expiration of this patent.

We filed our answer to the complaint denying that we infringe any valid and/or enforceable claim of their patents. Based in part on statements made by Schering during the prosecution of its application for the 5,314,697 patent, we assert that Schering should not succeed on its claims that our loratadine 24-hour product infringes this patent. Additionally, we do not believe that Schering's claims related to its 4,659,716 patent, which relate to an active metabolite of loratadine produced in the body upon ingestion of loratadine, cover the generic loratadine products.

In January 2001, Schering sued us in the United States District Court for the District of New Jersey, alleging that our proposed orally-disintegrating loratadine ODT product infringes claims of the 4,659,716 patent. Schering has sought to enjoin us from obtaining approval to market our loratadine ODT product until this patent expires in 2004. Schering has also sought monetary damages should we use, sell, or offer to sell our loratadine ODT product prior to the expiration of their patent. We filed the answer to the complaint denying that we infringe any valid and/or enforceable claim of their patent.

In February 2001, Schering sued us in the United States District Court for the District of New Jersey, alleging that our proposed loratadine and pseudoephedrine sulfate 12-hour extended release tablets, containing 5mgs of loratadine and 120mgs of pseudoephedrine sulfate, infringes claims of the 4,659,716 patent. Schering has sought to enjoin us from obtaining approval to market our loratadine 12-hour product until this patent expires in 2004. Schering has also sought monetary damages should we use, sell, or offer to sell our loratadine product prior to the expiration of their patent. We filed the answer to the complaint denying that we infringe any valid and/or enforceable claim of their 4,659,716 patent.

These three cases have been consolidated for the purposes of discovery with seven other cases in the District of New Jersey, in which Schering sued other companies who sought FDA approval to market generic loratadine products. The parties have concluded discovery related to the 4,659,716 patent. The parties (IMPAX and Andrx) continue discovery related to the 5,314,697 patent and the court has not yet entered a schedule for completion of this discovery.

On March 8, 2002, Schering announced that it had filed with the FDA an application to switch all of the Claritin formulations from prescription to OTC. If Schering's application is approved by the FDA, we may not be able to market our generic versions of the Claritin formulation as prescription drugs. Oral argument on the dispositive motions related to the 4,659,716 patent was heard before the judge on June 25, 2002 and a decision is expected before December 2002.

Allegra-D(R) (Fexofenadine) Litigation

In March 2002, Aventis Pharmaceuticals, Inc. ("Aventis") filed a lawsuit against us in the United States District Court for the District of New Jersey and filed a virtually identical complaint in the United States District Court for the District of Delaware claiming our submission of an ANDA for a generic version of Allegra-D(R) (Fexofenadine HCl/Pseudoephedrine HCl) Extended Release 60mg/120mg Tablets constitutes infringement of six Allegra-D(R) patents. We have yet to file an answer in the litigation and no discovery has been scheduled. We intend to vigorously defend our product and believe that we have strong defenses to the claims made by Aventis in the lawsuit.

Oxycontin(R) (Oxycodone HCl) Litigation

In April 2002, Purdue Pharma L.P. filed a lawsuit against us in the United States Southern District Court of New York alleging patent infringement related to our filing of an ANDA for a generic version of Oxycontin(R) (Oxycodone HCl) Extended Release 80mg Tablets. We have yet to file an answer in the litigation and no discovery has been scheduled. We intend to vigorously defend our product and believe that we have strong defenses to the claims made by Purdue Pharma in the lawsuit.

Rilutek(R) (Riluzole) 50mg Litigation

In May 2002, we filed an ANDA for a generic version of Rilutek(R) (Riluzole) 50mg tablets. In June 2002, we filed a lawsuit against Aventis Pharmaceuticals Inc. ("Aventis") alleging that Aventis' patent no. 5,527,814 related to Rilutek(R) is invalid and that IMPAX has not infringed on this patent by filing its ANDA. Aventis is yet to respond to this lawsuit.

Other than the patent litigations described above, we are not aware of any other material pending or threatened legal actions, private or governmental, against us.

Insurance

As part of our patent litigation strategy, we have obtained up to $7 million of patent infringement liability insurance from American International Specialty Line Company (an affiliate of AIG International). This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the ten ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. At present, we believe this insurance coverage is sufficient for our legal defense costs related to these seven ANDAs. However, we do not believe that this type of litigation insurance will be available to us on acceptable terms for our other current or future ANDAs.

Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. We carry $10 million of product liability insurance for our own manufactured products. This insurance may not be adequate to cover any product liability claims to which we may become subject.

ITEM 2.  CHANGES IN SECURITES AND USE OF PROCEEDS

On June 17, 2002, the Company sold, in a private placement, 463,135 shares of Common Stock to a subsidiary of TEVA for an aggregate consideration of $3,750,000. The Company relied on the exemption from registration under the Securities Act of 1933 (the "Act") provided by Section 4(2) of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 6, 2002, the following actions were approved, by the votes indicated:

a)  Ten directors were elected:

    Leslie Z. Benet, Ph.D.           43,096,064   For                99,161   Withhold authority
    Robert L. Burr                   42,969,997   For               225,228   Withhold authority
    Barry R. Edwards                 41,753,417   For             1,441,808   Withhold authority
    David J. Edwards                 42,967,033   For               228,192   Withhold authority
    Nigel Fleming, Ph.D.             43,096,564   For                98,661   Withhold authority
    Charles Hsiao, Ph.D.             41,755,228   For             1,439,997   Withhold authority
    Larry Hsu, Ph.D.                 41,388,379   For             1,806,846   Withhold authority
    Michael Markbreiter              43,096,464   For                98,761   Withhold authority
    Oh Kim Sun                       43,096,264   For                98,961   Withhold authority
    Michael G. Wokasch               43,096,264   For                98,961   Withhold authority


b)  The 2002 Equity Incentive Plan was approved by the stockholders as follows:

            28,878,594  For     1,615,108  Against      1,038,092  Abstaining

c) The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2002 was ratified, as follows:

            42,899,377  For       274,930  Against         20,918  Abstaining

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.60 Development, License and Supply Agreement dated as of June 1, 2002 between Wyeth, acting through its Wyeth Consumer Healthcare Division, and Impax Laboratories, Inc. for loratadine/pseudoephedrine combination tablets.

     10.61 Licensing, Contract Manufacturing & Supply Agreement between Schering Corporation and Impax Laboratories, Inc. dated June 18, 2002.

(b)  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             IMPAX LABORATORIES, INC.



             By:  /s/  BARRY R. EDWARDS            (Principal Executive Officer)
             --------------------------------
                  Co-Chief Executive Officer


             By:  /s/  CORNEL C. SPIEGLER          (Principal Financial and
             --------------------------------         Accounting Officer)
                 Chief Financial Officer