Form 10-Q
period 2002-09-30
IMPAX LABORATORIES INC
filed 2002-11-05
CIK 1003642

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-Q



(Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                              -------------------
          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                              --------------  ------------

                         Commission file number 0-27354
                                                -------

                            Impax Laboratories, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           65-0403311
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)



   30831 Huntwood Avenue - Hayward, California             94544
  --------------------------------------------------------------------
   (Address of principal executive offices)             (Zip code)

        Registrant's telephone number including area code (215) 289-2220
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X   No
                                      -----   -----


The number of shares outstanding of the registrant's common stock as of October 31, 2002 was approximately 47,870,717.
----------------                   ----------

                            IMPAX LABORATORIES, INC.

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                                PART I. FINANCIAL INFORMATION
                                                                                                                         PAGE
                                                                                                                         ----
Item 1.  Financial Statements:

            Balance Sheets as of September 30, 2002, and December 31, 2001.........................................         3

            Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001...............         4

            Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001.........................         5

            Notes to Financial Statements..........................................................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................         9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.................................................        13

Item 4.  Controls and Procedures...................................................................................        13




                                          PART II. OTHER INFORMATION AND SIGNATURES


Item 1.  Legal Proceedings.........................................................................................        13

Item 6.  Exhibits and Reports on Form 8-K..........................................................................        18

Signatures     ....................................................................................................        18

Certifications ....................................................................................................        19


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                                                    September 30,      December 31,
                                                                                                        2002               2001
                                                                                                       ------             ------
ASSETS
Current assets:
                  Cash and cash equivalents                                                           $ 22,405            $ 15,044
                  Short-term investments                                                                    --              20,422
                  Accounts receivable, net                                                               5,667               3,523
                  Inventory                                                                              5,069               3,488
                  Prepaid expenses and other assets                                                        577               1,506
                                                                                                      --------            --------
                                       Total current assets                                             33,718              43,983
Property, plant and equipment, net                                                                      35,502              24,334
Investments and other assets                                                                               522                 574
Goodwill, net                                                                                           27,574              27,574
Intangibles, net                                                                                           859               1,147
                                                                                                      --------            --------
                                       Total assets                                                   $ 98,175            $ 97,612
                                                                                                      ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
                  Current portion of long-term debt                                                      $ 232               $ 232
                  Accounts payable                                                                       4,072               3,996
                  Accrued expenses                                                                       5,858               3,575
                  Deferred revenues - current                                                            3,691                   0
                                                                                                      --------            --------
                                       Total current liabilities                                        13,853               7,803
Refundable deposit                                                                                      24,190              22,876
Long-term debt                                                                                           6,695               6,868
Deferred revenues                                                                                        1,602                 117
                                                                                                      --------            --------
                                                                                                        46,340              37,664
                                                                                                      --------            --------

Mandatorily redeemable convertible Preferred Stock:

         Series 2 mandatorily redeemable convertible Preferred Stock, $0.01 par value 75,000 outstanding at September 30, 2002,
             and December 31, 2001, redeemable at $100 per share                                         7,500               7,500
                                                                                                      --------            --------
                                                                                                         7,500               7,500
                                                                                                      --------            --------

Stockholders' equity:

         Redeemable convertible Preferred Stock                                                             --                  --
         Common stock, $0.01 par value, 75,000,000 shares authorized and
             47,847, 355 and 46,680,047 shares issued and outstanding
             at September 30, 2002, and December 31, 2001, respectively                                    478                 466
         Additional paid-in capital                                                                    131,050             122,957
         Unearned compensation                                                                            (322)               (673)
         Accumulated deficit                                                                           (86,871)            (70,302)
                                                                                                      --------            --------
                                       Total stockholders' equity                                       44,335              52,448
                                                                                                      --------            --------
                                       Total liabilities and stockholders' equity                     $ 98,175            $ 97,612
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

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
             (dollars in thousands, except share and per share data)


                                                               Three Months Ended                        Nine Months Ended
                                                                  September 30,                             September 30,
                                                        ------------------------------------------------------------------------
                                                             2002               2001                    2002             2001
                                                            ------             ------                  ------           ------
Net sales                                                $     7,283         $     1,658            $    15,860      $     4,566

Other revenues                                                   255                 --                     255              --
                                                         -----------         -----------            -----------      -----------

Total revenues                                                 7,538               1,658                 16,115            4,566

Cost of sales                                                  5,153               2,247                 12,274            6,515
                                                         -----------         -----------            -----------      -----------

Gross profit (loss)                                            2,385                (589)                 3,841           (1,949)

Research and development                                       4,533               3,673                 11,899            8,983

Less:  Teva reimbursements                                      (182)               (399)                  (486)            (699)
                                                               -----               -----                  -----            -----

Research and development, net                                  4,351               3,274                 11,413            8,284

Selling                                                          697                 592                  2,001            1,715

General and administrative*                                    2,084               2,269                  6,193            6,664

Other operating income (expense), net                            (30)                --                     (39)              64
                                                         -----------         -----------            -----------      -----------

Net loss from operations                                      (4,777)             (6,724)               (15,805)         (18,548)

Interest income                                                  138                 412                    540              835

Interest expense**                                              (571)               (457)                (1,304)            (544)
                                                         -----------         -----------            -----------      -----------

Net loss                                                 $    (5,210)        $    (6,769)           $   (16,569)     $   (18,257)
                                                         ===========         ===========            ===========      ===========

Net loss per share (basic and diluted)                   $     (0.11)            $ (0.15)           $     (0.35)     $     (0.46)
                                                         ===========         ===========            ===========      ===========

Weighted average common shares outstanding                47,778,512          45,943,604             47,302,950      $39,932,294
                                                         ===========         ===========            ===========      ===========



* Includes amortization of goodwill of $876,000 in the quarter ended September 30, 2001 and $2,628,000 in the nine months ended September 30, 2001. As of January 1, 2002, the Company adopted SFAS 142. Accordingly, there was no amortization of goodwill in 2002.

** Total interest expense of $571,000 for the quarter ended September 30, 2002 includes interest of $438,000 on the refundable deposit from Teva. Total interest expense of $1,304,000 for the nine months ended September 30, 2002, is comprised of the following:

                  Interest on Refundable Deposit              $1,314,000
                  Other Interest                                 384,000
                  Less: Amounts Capitalized                     (394,000)
                                                              -----------
                                                              $1,304,000


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                           -----------------------------------
                                                                                               2002                     2001
                                                                                              ------                   ------
Cash flows from operating activities:
    Net loss                                                                                $ (16,569)               $ (18,257)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                           1,773                    4,601
        Non-cash compensation charge (warrants and options)                                       351                      260
        Change in assets and liabilities:
             Accounts receivable                                                               (2,144)                  (1,520)
             Inventory                                                                         (1,581)                    (607)
             Prepaid expenses and other assets                                                    981                     (742)
             Accounts payable and other liabilities                                             8,849                    2,855
                                                                                            ---------                ---------

                Net cash used in operating activities                                          (8,340)                 (13,410)
                                                                                            ---------                ---------

Cash flows from investing activities:
    Purchases of property and equipment                                                       (12,653)                  (7,672)
    Sale and maturities of short-term investments                                              20,422                    7,780
    Purchases of short-term investments                                                           --                   (32,232)
                                                                                            ---------                ---------

                Net cash provided by (used for) investing activities                            7,769                  (32,124)
                                                                                            ---------                ---------

Cash flows from  financing activities:
    Notes payable repayments                                                                      --                    (2,425)
    Additions to long-term debt borrowings                                                        --                     2,470
    Repayment of long-term debt                                                                  (173)                    (114)
    Proceeds from sale of common stock                                                          7,500                   21,055
    Refundable deposit                                                                            --                    22,000
    Proceeds from issuance of common stock (upon exercise of
        stock options and warrants)                                                               605                      612
                                                                                            ---------                ---------
                Net cash provided by financing activities                                       7,932                   43,598
                                                                                            ---------                ---------
    Net increase (decrease) in cash and cash equivalents                                        7,361                   (1,936)
                                                                                            ---------                ---------
    Cash and cash equivalents, beginning of the period                                      $  15,044                $  11,448
                                                                                            ---------                ---------
    Cash and cash equivalents, end of the period                                            $  22,405                $   9,512
                                                                                            =========                =========

    Cash paid for interest                                                                  $     384                $     159
                                                                                            =========                =========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                Nine Months Ended
                    September 30, 2002 and September 30, 2001


Note 1. The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results of operations expected for the year ending December 31, 2002.

Impax Laboratories, Inc.'s ("IMPAX," "we," "us," or "the Company") main business is the development, manufacturing, and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and drug delivery technologies. The Company is currently marketing twenty-five products and has nineteen Abbreviated New Drug Applications (ANDAs) under review with the Food and Drug Administration (FDA), addressing more than $9.7 billion in U.S. branded product sales in the twelve months ending June 30, 2002. Twelve of these ANDAs were filed under Paragraph IV of the Hatch-Waxman Amendments, and four of these nineteen ANDAs have received tentative approval from the FDA. The Company has approximately seventeen additional products under development.

We have experienced, and expect to continue to experience, operating losses and negative cash flow from operations, and our future profitability is uncertain. We do not know whether or when our business will ever be profitable or generate positive cash flow, and our ability to become profitable or obtain positive cash flow is uncertain. We have generated minimal revenues to date and have experienced operating losses and negative cash flow from operations since our inception. As of September 30, 2002, our accumulated deficit was $86,871,000 and we had outstanding indebtedness in an aggregate amount of $31,117,000. To remain operational, we must, among other things:

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

Although our existing cash and cash equivalents are expected to decline during the remainder of 2002 and during most of 2003, we believe that our existing cash and cash equivalent balances, together with our new $25 million term loan and revolving line of credit, will be sufficient to meet our operational plan for the next twelve months. We may, however, seek additional financing through strategic alliances and/or equity markets to fund, primarily, our research and development plans. However, we may be unable to obtain such financing.

To date, the Company has funded its research and development and other operating activities through equity and debt financings, and strategic alliances.

Note 2. The major operational highlights of the nine months ended September 30, 2002 included the following:

     o In February 2002, the FDA tentatively approved the Company's ANDA for a generic version of Tricor(R) (Fenofibrate), Micronized. Tricor(R) is marketed by Abbott Laboratories ("Abbott"). The tentative approval covers 67mg, 134mg, and 200mg capsules. Final approval is contingent upon the earlier of (1) the resolution of patent infringement litigation brought by Abbott against IMPAX, or (2) the expiration of the 30 month stay process under the Hatch-Waxman Amendments, and the expiration of any generic marketing exclusivity. Final approval is also dependent upon FDA's evaluation of any new information it receives subsequent to this tentative approval.

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

     o Also in February 2002, the FDA accepted our filing of an ANDA for a generic version of OxyContin(R) (Oxycodone HCl) Extended Release 80mg Tablets (IMPAX's ninth Paragraph IV filing). Purdue Pharma L.P. markets OxyContin(R) for the management of moderate-to-severe pain. U.S. sales of OxyContin(R) Extended Release 80mg Tablets were over $400 million in 2001, according to IMS Health. In April 2002, Purdue Pharma L.P. filed a lawsuit against us alleging patent infringement related to IMPAX's earlier filing of an ANDA for a generic version of OxyContin(R) (Oxycodone HCl) Extended Release 80mg Tablets.

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

     o While the Company submitted its first brand filing as an ANDA in April 2002, based on discussions with FDA regarding the file, it subsequently withdrew the application and is planning to resubmit it as a New Drug Application (NDA). Additionally, progress has been made in formulation development for three other brand products with Investigational New Drug
       (IND) filings scheduled during the next 12 months for at least two of the three products.

     o In May 2002, the FDA tentatively approved our ANDAs for generic versions of Claritin-D(R)24-Hour (loratadine/ pseudoephedrine sulfate, 10mg/240mg) Extended Release Tablets and Claritin-D(R)12-Hour (loratadine/pseudoephedrine sulfate, 5mg/120mg) Extended Release Tablets. Both products are marketed by Schering-Plough Corporation for the relief of symptoms of seasonal allergic rhinitis (hay fever). Final approval is contingent upon the earlier of (1) the resolution of patent-infringement litigation brought by Schering-Plough against IMPAX, or (2) the expiration of the 30-month stay process under the Hatch-Waxman Amendments; and the expiration of any generic marketing exclusivity for the Claritin-D(R)24-Hour. Final approval is also dependent upon FDA's evaluation of any new information subsequent to these tentative approvals. In March 2002, Schering-Plough announced that it filed with the FDA an application to switch all of the prescription Claritin formulations to over-the-counter (OTC). If Schering-Plough's application is approved by the FDA, we may not be able to market our generic versions of the Claritin formulations as prescription drugs. In August 2002, the United States District Court of New Jersey granted our Motion for Summary Judgment and declared portions of the Schering-Plough Corporation U.S. Patent No 4,659,716 invalid as they relate to our generic Claritin(R)ANDAs.

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

     o In July 2002, the FDA tentatively approved our ANDA for a generic version of Rilutek(R) (Riluzole) 50mg tablets. Aventis Pharmaceutical Products, Inc. markets Rilutek(R) for the treatment of amyotrophic lateral sclerosis (ALS), also known as Lou Gehrig's disease. According to IMS Health, U.S. sales of Rilutek(R) were $35 million for the twelve months ended March 31, 2002. Final approval is contingent upon the expiration of Orphan Drug Exclusivity on December 12, 2002, as well as FDA's evaluation of any new information subsequent to this tentative approval.

       We filed a suit against Aventis Pharmaceuticals, Inc. in the United States District Court in Delaware, seeking a declaration that Aventis' U.S. Patent No. 5,527,814 is invalid. Aventis filed an answer and counterclaim, claiming that our submission of an ANDA for Riluzole Tablets constituted infringement of U.S. Patent No. 5,527,814 and that our intended marketing activities constituted inducement of infringement of this patent. We filed an answer to the counterclaim in August 2002. A scheduling conference was conducted by the court in early September 2002, and trial was set for October 2003. The parties are presently engaged in discovery. On October 15, 2002, Aventis filed a motion seeking a preliminary injunction enjoining us from marketing Riluzole Tablets until a final decision is reached by the court in this case.

     o In August 2002, the FDA accepted our filing of an ANDA for a generic version of OxyContin(R)(Oxycodone HCl) Extended Release 40mg Tablets (IMPAX's tenth Paragraph IV filing). Purdue Pharma L.P. markets OxyContin(R)for the management of moderate-to-severe pain. U.S. sales of OxyContin(R)Extended Release 40mg Tablets were approximately $520 million in the twelve months ended June 30, 2002, according to IMS data. In September 2002, Purdue Pharma L.P. filed a lawsuit against us alleging patent infringement. In addition, we amended our ANDA for the 40mg Tablets to include 10mg and 20mg Extended Release Tablets.

       According to IMS Health, total U.S. sales for all OxyContin(R) strengths (10, 20, 40 and 80mg) in the twelve months ended June 30, 2002 were over $1.5 billion.

     o Also, in August 2002, the U.S. District Court for the Northern District of California granted our Motion for Summary Judgment of Non-Infringement regarding our ANDAs for Wellbutrin SR(R) and Zyban(R). GlaxoSmithKline markets Wellbutrin SR(R) for the treatment of depression, and Zyban(R) for the cessation of smoking. According to IMS Health, U.S. sales of these two products in the twelve months ended June 30, 2002 were over $1.4 billion.

     o In September 2002, the FDA approved our ANDA for a generic version of Flumadine(R) (Rimantadine Hydrochloride 100mg) Tablets. Forest Laboratories, Inc. markets Flumadine(R) for the prevention and treatment of illness caused by various strains of influenza-A virus in adults. According to IMS Health, U.S. sales of Rimantadine products in the twelve months ended June 30, 2002 were approximately $7.2 million.

Note 3. The construction of the new manufacturing facility in Hayward, California was completed last quarter. The total construction cost was approximately $12,339,900, including capitalized interest cost of approximately $595,000.

Note 4. During the three months ended September 30, 2002, we began marketing a new product, Minocycline Hydrochloride Capsules, USP 75mg, a generic version of Dynacin(R), marketed by Medicis Pharmaceutical Corporation, and we also reintroduced the Minocycline Hydrochloride Capsules, USP 50mg and 100mg, generic versions of Minocin(R), marketed by Lederle Pharmaceutical Division of Wyeth Corporation. These products are antibiotics and are prescribed for the treatment of infectious diseases and as adjunctive therapy in severe acne.

Note 5. On October 23, 2002, we signed a three year, $25 million Loan and Security Agreement with Congress Financial Corporation, comprised of a revolving loan of up to $20,500,000, and a term loan of up to $4,500,000. The revolving loan is collateralized by eligible accounts receivable and inventory, subject to sublimits, financial covenants and other terms, and the term loan is collateralized by machinery and equipment, with a 60 month amortization. The interest rates for the revolving loans range from prime rate plus 1% to 1.75%, or eurodollar rate plus 3% to 3.75%, at our option, based on excess availability. The term loan has an interest rate of prime rate plus 1.5%, or eurodollar rate plus 4%, at our option. As of October 25, 2002, we borrowed $4,000,000 against the revolving credit line and $3,150,000 against the term loan. The total cash and cash equivalents at October 25, 2002 were approximately $28,000,000. Please see other terms and conditions in the Loan and Security Agreement enclosed in the Exhibit 10.62 to this Form 10-Q.

Note 6. The Company adopted SFAS 142 effective January 1, 2002. The Company no longer amortizes goodwill and will perform an annual impairment assessment of goodwill in the fourth quarter. With the adoption of SFAS 142, the Company completed a transitional impairment assessment of goodwill as of January 1, 2002 and there was no impairment. The Company recorded $876,000 as goodwill amortization for the three months ended September 30, 2001 and $2,628,000 for the nine months ended September 30, 2001, or the equivalent of $(0.02) and $(0.07) per (basic and diluted) share, respectively. The Company's net loss and net loss per share, respectively, would have been $6,086,000 and $(0.13) per (basic and diluted) share for the three months ended September 30, 2001 and $19,197,000 and $(0.41) per (basic and diluted) share for the nine months ended September 30, 2001, had the non-amortization provisions of SFAS 142 been effective at the beginning of fiscal 2001.

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

Mandatorily redeemable convertible stock of 1,500,000 shares of common stock (on an as-converted basis), warrants to purchase 2,548,266 shares of common stock, and stock options to purchase 4,474,058 shares of common stock were outstanding at September 30, 2002, but were not included in the calculation of diluted earnings per share, as their effect would be anti-dilutive.

Note 8.  Our inventory consists of the following:

                                                                           September 30,             December 31,
                                                                                2002                      2001
                                                                            -----------               ----------
                                                                                       (in thousands)
Raw materials.........................................................        $ 3,277                    $ 2,004
Finished goods........................................................          1,942                      1,634

                                                                                5,219                      3,638
Less:  Reserve for obsolete inventory                                             150                        150
                                                                              -------                    -------
                                                                              $ 5,069                    $ 3,488
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

Critical Accounting Policies

Accounting For and Recoverability of Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The new criteria for recording intangible assets separate from goodwill did not require us to reclassify any of our intangible assets. Our transitional impairment test indicated that there was no impairment of goodwill upon adoption of SFAS 142. Assuming the non-amortization provisions of SFAS 142 had been effective at the beginning of fiscal 2001, the net loss for the three and nine months ended September 30, 2001 would have decreased by $876,000 and $2,628,000 respectively, representing the exclusion of goodwill amortization.

Effective January 1, 2002, we evaluated the recoverability and measure the possible impairment of our goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment, and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the generic pharmaceutical industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the Company to the book value of our consolidated net assets. If the book value of our net assets is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination, and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would consult with one or more valuation specialists in estimating the impact on our estimate of fair value. We believe the estimation methods are reasonable and reflective of common valuation practices. We will perform our annual goodwill impairment test in the fourth quarter of each fiscal year.

General

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. We currently market twenty-five generic products and have nineteen ANDA filings pending at the FDA addressing more than $9.7 billion in U.S. branded product sales in the twelve months ended June 30, 2002. Twelve of these filings were made under Paragraph IV of the Hatch-Waxman Amendments and four of these nineteen ANDAs have received tentative approval from the FDA. We have approximately seventeen additional products under development.

Results of Operations

We have incurred net losses in each year since our inception. We had an accumulated deficit of $86,871,000 at September 30, 2002.



THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Overview

The net loss for the three months ended September 30, 2002, was $5,210,000 as compared to $6,769,000 for the three months ended September 30, 2001, including goodwill amortization of approximately $876,000 The decrease in the net loss of $683,000, excluding 2001 goodwill amortization, was primarily due to higher revenues, which offset the increase in research and development, and operating expenses.

Revenues

The total revenues for the three months ended September 30, 2002, were $7,538,000 as compared to $1,658,000 for the same period in 2001. The higher revenues were primarily due to the sale of two newly approved products:
Terbutaline Sulfate Tablets (launched in June 2001) and Fludrocortisone Acetate Tablets (launched in March 2002), an increase in Lipram(TM) sales due to increased utilization and the addition of new customers, the re-introduction of Methitest Tablets (in August 2001) and Minocycline 50, 75 and 100mg Capsules (third quarter of 2002), as well as lower product returns. The returns for the three months ended September 30, 2002, were $442,000, including discontinued products of $46,000, as compared to $1,337,000 for the same period of 2001, including discontinued products of $406,000. Included in 2002 total revenues were $225,000 in other revenues representing the revenue recognized for the up-front fee payments on the over-the-counter (OTC) contracts. The up-front fee payments are recorded as deferred revenue and are amortized over the term of the respective contracts.

Cost of Sales

The cost of sales for the three months ended September 30, 2002, was $5,153,000 as compared to $2,247,000 for the same period in 2001. The overall increase in cost of sales was primarily due to increased sales volume.

Gross Margin

Due primarily to higher total revenues, which offset the increase in the infrastructure costs included in the cost of sales related to the new manufacturing facility in Hayward, California, we realized a gross profit of $2,385,000 for the three months ended September 30, 2002, as compared to a loss of $589,000 for the same period in 2001.

Research and Development Expenses

The research and development expenses for the three months ended September 30, 2002, were $4,533,000, less reimbursement of $182,000 by TEVA under the strategic alliance agreement signed in June 2001, as compared to $3,673,000, less reimbursement of $399,000 by TEVA, for the same period in 2001. The increase of approximately 23% over 2001 was primarily due to higher personnel, material and patent-related legal costs.

Selling Expenses

The selling expenses for the three months ended September 30, 2002, were $697,000 as compared to $592,000 for the same period in 2001. The increase in selling expenses as compared to 2001 was primarily due to additional personnel, advertising, and freight costs.

General and Administrative Expenses

The general and administrative expenses for the three months ended September 30, 2002, were $2,084,000 as compared to $2,269,000 for the same period in 2001, including goodwill amortization of approximately $876,000. The increase in 2002 general and administrative expenses as compared to 2001, excluding 2001 goodwill amortization, was primarily due to higher personnel costs, professional fees, and insurance premiums.

Interest Income

Interest income for the three months ended September 30, 2002, was $138,000 as compared to $412,000 for the same period in 2001, primarily due to lower cash equivalents and short term investments, and lower interest rates.

Interest Expense

Interest expense for the three months ended September 30, 2002, was $571,000 as compared to $457,000 for the same period in 2001, primarily due to additional interest expense related to two Cathay Bank loans in 2002, as compared to one loan for the same period in 2001.

Net Loss

The net loss for the three months ended September 30, 2002, was $5,210,000 as compared to $6,769,000 for the same period in 2001, including goodwill amortization of approximately $876,000. The decrease in net loss of $683,000, excluding 2001 goodwill amortization, was primarily due to higher revenues, which offset the higher research and development and operating expenses.



NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Overview

The net loss for the nine months ended September 20, 2002, was $16,569,000 as compared to $18,257,000 for the nine months ended September 30, 2001, including goodwill amortization of approximately $2,628,000. The increase in the net loss of $940,000, excluding 2001 goodwill amortization, was primarily due to higher research and development expenses and infrastructure costs related to the new manufacturing facility in Hayward, California, and expansion of our sales and marketing capabilities, partially offset by higher revenues.

Revenues

The total revenues for the nine months ended September 30, 2002, were $16,115,000 as compared to $4,566,000 for the same period in 2001. The higher sales were primarily due to: the sale of two newly approved products, Terbutaline Sulfate Tablets (launched in June 2001) and Fludrocortisone Acetate Tablets (launched in March 2002), an increase in Lipram(TM) sales due to increased utilization and the addition of new customers, the re-introduction of Methitest Tablets (in August 2001) and Minocycline 50, 75 and 100mg Capsules (third quarter of 2002); as well as lower product returns. The returns for the first nine months of 2002 were $1,937,000, including discontinued products of $229,000, as compared to $2,843,000, including discontinued products of $1,017,000, for the same period in 2001.

Cost of Sales

The cost of sales for the nine months ended September 30, 2002, was $12,274,000 as compared to $6,515,000 for the same period in 2001. The overall increase in cost of sales was primarily due to increased sales volume. Included in the cost of sales are also startup costs of the new manufacturing facility in Hayward, California, and fixed, unabsorbed costs of the excess plant capacity in Philadelphia, Pennsylvania.

Gross Margin

Due primarily to higher revenues, which offset the increase in the infrastructure costs related to the new manufacturing facility in Hayward, California, we realized a gross profit of $3,841,000 for the nine months ended September 30, 2002, as compared to a loss of $1,949,000 for the same period in 2001.

Research and Development Expenses

The research and development expenses for the nine months ended September 30, 2002, were $11,899,000 less reimbursement of $486,000 by TEVA under the strategic alliance agreement signed in June 2001, as compared to $8,983,000, less reimbursement of $699,000, for the same period in 2001. The increase of approximately 32% over 2001 was primarily due to higher personnel, material, patent-related legal costs, as well as product introduction costs.

Selling Expenses

The selling expenses for the nine months ended September 30, 2002, were $2,001,000 as compared to $1,715,000 for the same period in 2001. The increase in selling expenses as compared to 2001, which included a $200,000 expense related to the TEVA agreement in 2001, was primarily due to additional personnel, advertising, and freight costs.

General and Administrative Expenses

The general and administrative expenses for the nine months ended September 30, 2002, were $6,193,000 as compared to $6,664,000 for the same period in 2001, including goodwill amortization of approximately $2,628,000. The increase in 2002 general and administrative expenses as compared to 2001, excluding 2001 goodwill amortization, was primarily due to higher personnel costs, professional fees, and insurance premiums.

Interest Income

Interest income for the nine months ended September 30, 2002, was $540,000 as compared to $835,000 for the same period in 2001, due to lower cash equivalents and short term investments, and lower interest rates.

Interest Expense

Interest expense for the nine months ended September 30, 2002, was $1,304,000 as compared to $544,000 for the same period in 2001, primarily due to the interest accrued on the refundable deposit from TEVA and the additional interest expense on the two Cathay Bank loans. The 2002 interest expense excludes $394,000 in capitalized interest related to the construction of the San Antonio Street - Hayward, California building.

Net Loss

The net loss for the nine months ended September 30, 2002, was $16,569,000 as compared to $18,257,000 for the same period in 2001, including goodwill amortization of approximately $2,628,000. The increase in net loss of $940,000, excluding 2001 goodwill amortization, was primarily due to higher research and development and infrastructure costs related to the new manufacturing facility in Hayward, California, and expansion of our sales and marketing capabilities, partially offset by higher revenues.

Liquidity and Capital Resources

As of September 30, 2002, we had $22,405,000 in cash and cash equivalents.

The net cash provided by financing activities for the nine months ended September 30, 2002, was approximately $7,932,000, consisting of proceeds of $7,500,000 from the sale of common stock to TEVA, and proceeds from issuance of common stock upon exercise of stock options and warrants. During the nine months ended September 30, 2002, the sale and maturities of short-term investments of $20,422,000 funded capital expenditures of approximately $12,653,000 and the net cash used in operating activities of approximately $8,340,000.

On October 23, 2002, we signed a three year, $25 million Loan and Security Agreement with Congress Financial Corporation, comprised of a revolving loan of up to $20,500,000, and a term loan of up to $4,500,000. The revolving loan is collateralized by eligible accounts receivable and inventory, subject to sublimits and other terms, and the term loan is collateralized by machinery and equipment, with a 60 month amortization. The interest rates for the revolving loans range from prime rate plus 1% to 1.75%, or eurodollar rate plus 3% to 3.75%, at our option, based on excess availability. The term loan has an interest rate of prime rate plus 1.5%, or eurodollar rate plus 4%, at our option. As of October 25, 2002, we borrowed $4,000,000 against the revolving credit line and $3,150,000 against the term loan. The total cash and cash equivalents at October 25, 2002 were approximately $28,000,000. Please see other terms and conditions in the Loan and Security Agreement enclosed in the Exhibit
10.62 to this Form 10-Q.

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

Although our existing cash and cash equivalents are expected to decline during the remainder of 2002 and during most of 2003, we believe that our existing cash and cash equivalent balances, together with our new $25 million term loan and revolving line of credit, will be sufficient to meet our operational plan for the next twelve months. We may, however, seek additional financing through strategic alliances and/or equity markets to primarily fund our research and development plans. However, we may be unable to obtain such financing.

To date, the Company has funded its research and development and other operating activities through equity and debt financings, and strategic alliances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's investment portfolio consists of cash and cash equivalents and marketable securities stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, short-term commercial paper, and highly rated money market funds. One hundred percent of the Company's portfolio matures in less than one year. The carrying value of the investment portfolio approximates the market value at September 30, 2002. The Company's debt instruments at September 30, 2002, are subject to fixed interest rates and principal payments. We believe that the fair value of our fixed rate long-term debt and refundable deposit approximates their carrying value of approximately $28.7 million at September 30, 2002. While changes in market interest rates may affect the fair value of our fixed rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

We do not use derivative financial instruments and have no material foreign exchange or commodity price risks.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing of this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our principal executive officers and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission's rules and forms. In addition, subsequent to the date of the evaluation of our disclosure controls and procedures, there were no significant changes in our internal controls, or in other factors that could significantly affect these controls.


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

Litigation has been filed against us in connection with ten of our Paragraph IV filings. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

Prilosec (Omeprazole) Litigation

In May 2000, AstraZeneca AB and four of its related companies filed suit against IMPAX in the United States District Court in Wilmington, Delaware, claiming that IMPAX's submission of an Abbreviated New Drug Application ("ANDA") for Omeprazole Delayed Release Capsules, 10mg and 20mg, constitutes infringement of six U.S. patents relating to AstraZeneca's Prilosec product. The action seeks an order enjoining IMPAX from marketing Omeprazole Delayed Release Capsules, 10 and 20mg, until February 4, 2014, and awarding costs and attorney fees. There is no claim for damages.

In February 2001, AstraZeneca and the same related companies filed the same suit against IMPAX in the same federal court in Delaware for infringement, based upon IMPAX's amendment to its ANDA, adding 40mg strength Omeprazole Delayed Release Capsules.

AstraZeneca filed, essentially, the same lawsuits against nine other generic pharmaceutical companies (Andrx, Genpharm, Cheminor, Kremers, LEK, Eon, Mylan, Apotex and Zenith). Due to the number of these cases, a multidistrict litigation proceeding, In re Omeprazole Patent Litigation, MDL-1291, has been established to coordinate pre-trial proceedings. Both lawsuits filed by AstraZeneca et al. against IMPAX have been transferred to the multidistrict litigation.

Either in pre-trial proceedings or after the trial described below, the trial court ruled that the '794 patent (omeprazole in combination with clarithromycin in the treatment of H.pylori); the '305 patent (combination therapy for H.pylori related disease); and the '342 patent (H.pylori treatment) were invalid. The trial court also ruled that the '499 (sulphenamide salt of omeprazole) was not infringed in related summary proceedings. These rulings effectively eliminated these four patents from the trial of these infringement cases, although AstraZeneca may appeal these decisions as part of the overall appeal process in the case.

On October 11, 2002, after a 52-day long trial involving Andrx, Genpharm, Cheminor, and Kremers, the trial judge handling the multidistrict litigation rendered a 277 page opinion that ruled on AstraZeneca's complaints that these four defendants (the "First Wave Defendants") infringed the remaining patents-in-suit. Most importantly, the trial judge ruled that three of the First Wave defendants, Andrx, Genpharm and Cheminor, infringed the '505 and '230 patents asserted by AstraZeneca in its complaints, and that those patents are valid until 2007. The court construed the specific language of those two related patents and found that each of these three First Wave Defendants proposed to manufacture their generic equivalents of omeprazole using a process that employed an Alkaline Reacting Compound, which the trial court said was defined in the patent to include disodium hydrogen phosphate (a substance also used in IMPAX's formulation), to create a "stabilizing" alkaline protective "microenvironment" around active omeprazole particles in the "core region." The trial court also construed the language of these patents to require that an inert "subcoating" be "disposed" on the "core." The court said that the language of the patents should be construed to mean that such a "subcoating" might be created "in situ" by some reaction between elements of the "core" and an enteric coating. The court held that the formulations employed by Andrx, Genpharm, and Cheminor met these patent requirements, as well, and that these three First Wave Defendants thus infringed both the '505 and '230 patents.

In the same ruling, the trial court ruled that of the remaining First Wave Defendant, Kremers, did not infringe either the '505 or the '230 patent. This defendant's formulation differed from the formulation used by the other First Wave Defendants in several respects. Among other things, the trial court's opinion stated that Kremers does not use an Alkaline Reacting Compound in its "core."

The formulation that IMPAX would employ in manufacturing its generic equivalent of omeprazole has not been publicly announced. IMPAX's formulation has elements which resemble those of other First Wave Defendants, but it also has elements which differ. Although the ruling by the trial court in the multidistrict has significant effect on the course of AstraZeneca's litigation against IMPAX, application of the trial court's opinion is not certain. IMPAX believes that it has defenses to AstraZeneca's claims of infringement, but the opinion rendered by the trial court in the First Wave cases makes the outcome of AstraZeneca's litigation against IMPAX less certain.

Now that a decision has been rendered in the trial, a new scheduling order may be entered by the court for the remaining six defendants, including IMPAX. The timing of further proceedings in this litigation may be adversely affected by the appellate proceedings which may be commenced by AstraZeneca and the First Wave Defendants. Although the timing of further proceedings remains undecided, it is at least possible, if not likely, that the trial court may delay any further proceedings in the litigation involving IMPAX until appellate proceedings in the First Wave cases are completed.

Once a scheduling order is entered by the court in the multidistrict litigation, discovery and pre-trial proceedings will commence. If those pre-trial proceedings are not summarily resolved (as by summary judgment), the case involving IMPAX will be returned to the U.S. District Court in Delaware for trial. A possibility exists that the case will be transferred back to New York for a consolidated trial, before the same judge who decided the First Wave cases.

IMPAX is defending the action brought by AstraZeneca under an insurance policy issued by AIG, which pays a portion of the costs of IMPAX's defense of AstraZeneca's suit.

In March 2001, AstraZeneca advised all of the defendants in the multidistrict litigation that four new patents had been added to the FDA's Orange Book as Omeprazole patents. IMPAX filed Paragraph IV certifications asserting that its Omeprazole Delayed Release Capsules will not infringe valid claims of the four newly listed patents. The 45 day period for AstraZeneca to file suit against IMPAX under the four patents expired on August 6, 2001. AstraZeneca did not file suit on these patents against IMPAX or any other generic company that filed Paragraph IV certifications for these patents.

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

In December 2000, Abbott and Fournier filed a second action against IMPAX in the same court making the same claims against IMPAX's 200mg Fenofibrate (Micronized) capsules. A third action was filed for IMPAX's 134mg Fenofibrate (Micronized) Capsules in March 2001. All three actions seek an injunction preventing IMPAX from marketing its fenofibrate products until January 19, 2009, and an award of damages for any commercial manufacture, use, or sale of IMPAX's fenofibrate product, together with costs and attorney fees.

Abbott and Fournier have filed essentially the same lawsuits against Novopharm and Teva, also in the U.S. District Court in Chicago. IMPAX responded to the complaints by asserting that its proposed generic fenofibrate product does not infringe the patent-in-suit, and by asserting that the patent-in-suit is invalid and not enforceable against IMPAX.

In March 2002, Judge Darrah granted Novopharm's motion for summary judgment of non-infringement. The grounds for finding non-infringement by Novopharm were directly applicable to IMPAX. IMPAX filed its own motion for summary judgment of non-infringement before Judge Gotschall, the judge who is presiding over the IMPAX case. IMPAX's motion has been fully briefed since June 2002 and is awaiting disposition by the district court.

In the interim, Abbott has appealed Judge Darrah's ruling to the United States Court of Appeals for the Federal Circuit. IMPAX has filed a brief in that appeal as a "friend of court," although IMPAX is not directly a party to the appeal. The Federal Circuit will hear argument on the appeal in the Novopharm case shortly, and will render a written opinion in the next several months. If the Federal Circuit affirms Judge Darrah's opinion, IMPAX will again urge Judge Gotschall to grant IMPAX's motion for summary judgment. If the Federal Circuit overturns Judge Darrah's ruling, IMPAX will evaluate the basis for any such ruling and determine an appropriate course for further litigation at that time.

IMPAX is defending the action brought by Abbott Labs under an insurance policy issued by AIG which pays a portion of the costs of IMPAX's defense of Abbott's suit.

Wellbutrin SR and Zyban (Bupropion) Litigation

Glaxo Wellcome, Inc ("Glaxo") filed a complaint against us in the U.S. District Court for the Northern District of California on September 28, 2000 (No. 00-4403), alleging infringement of U.S. Patent No. 5,427,798, which covers Wellbutrin SR and Zyban. Glaxo has filed similar complaints against Andrx, Eon, Excel, and Watson, all of which allege infringement of the same patent.

In 2001, we moved for summary judgment of non-infringement by way of prosecution history estoppel. Midway through 2002, the district court asked for supplemental briefing in light of the Supreme Court's decision in Festo Corp. v. Shoketsu Kinzoku Kogyo Kabushiki Co. (May 28, 2002). In response to the supplemental briefing, the district court entered judgment in favor of IMPAX on August 22, 2002. In its opinion, the district court held as matter of law that prosecution history estoppel bars Glaxo from resorting to the doctrine of equivalents to prove infringement.

Glaxo recently appealed the judgment in favor of IMPAX. The appeal was docketed in the Federal Circuit on October 11, 2002 (No. O3-1013). Assuming the appeal is not delayed, Glaxo's initial brief will be due in the Federal Circuit no later than December 10, 2002, and IMPAX's initial brief will be due no later than 40 days after receipt of Glaxo's brief. At this time, it is not known if and when there will be oral arguments before the Federal Circuit.

In its litigation against Andrx, Glaxo lost on summary judgment in early 2002. The district court held that Andrx does not infringe Glaxo's patent. Glaxo appealed the judgment in favor of Andrx. That appeal is pending before the Federal Circuit.

In its litigation against Eon, Glaxo recently defeated Eon's motion for summary judgment of non-infringement by way of prosecution history estoppel. The district court held that Eon's motion raised questions of fact which could only be resolved at trial. Glaxo's case against Eon is nearly identical to the case against IMPAX. Accordingly, Eon has asked the district court to reconsider its decision in light of the judgment in favor of IMPAX.

In its litigation against Excel, Glaxo recently lost on summary judgment. The district court held that prosecution history estoppel bars Glaxo from resorting to the doctrine of equivalents to prove infringement. Glaxo's case against Excel is very similar to the cases against Eon and IMPAX. Glaxo has appealed the judgment in favor of Excel. Glaxo's initial brief will be due in the Federal Circuit no later than December 3, 2002, and Excel's initial brief will be due no later than 40 days after receipt of Glaxo's brief. At this time, it is not known if and when there will be oral arguments before the Federal Circuit.

Glaxo settled its litigation against Watson in July 2001 on terms that are confidential.

Claritin (Loratadine) Litigation

On January 2, 2001, Schering Corporation ("Schering") sued IMPAX in the United States District Court for the District of New Jersey (Case No. 01-0009), alleging that IMPAX's proposed loratadine and pseudoephedrine sulfate 24-hour extended release tablets, containing 10mgs of loratadine and 240mgs of pseudoephedrine sulfate, infringe U.S. Patent Nos. 4,659,716 (the "'716 patent") and 5,314,697 (the "'697 patent"). Schering has sought to enjoin IMPAX from obtaining FDA approval to market its 24-hour extended release tablets until the `697 patent expires in 2012. Schering has also sought monetary damages should IMPAX use, sell, or offer to sell its loratadine product prior to the expiration of the `697 patent. IMPAX filed its Answer to the Complaint on February 1, 2001. IMPAX has denied that it infringes any valid and/or enforceable claim of the `716 or `697 patent.

On January 18, 2001, Schering sued IMPAX in the United States District Court for the District of New Jersey (Case No. 01-0279), alleging that IMPAX's proposed orally-disintegrating loratadine tablets ("Reditabs") infringe claims of the '716 patent. Schering has sought to enjoin IMPAX from obtaining approval to market its Reditab products until the `716 patent expires in 2004. Schering has also sought monetary damages should IMPAX use, sell, or offer to sell its loratadine product prior to the expiration of the `716 patent. IMPAX filed its Answer to the Complaint on February 27, 2001, and has denied that it infringes any valid or enforceable claim of the `716 patent.

On February 1, 2001, Schering sued IMPAX in the United States District Court for the District of New Jersey (Case No. 01-0520), alleging that IMPAX's proposed loratadine and pseudoephedrine sulfate 12-hour extended release tablets, containing 5mgs of loratadine and 120mgs of pseudoephedrine sulfate, infringe claims of the '716 patent. Schering has sought to enjoin IMPAX from obtaining approval to market its 12-hour extended release tablets until the `716 patent expires in 2004. Schering has also sought monetary damages should IMPAX use, sell, or offer to sell its loratadine product prior to the expiration of the `716 patent. Schering served its Complaint upon IMPAX on February 7, 2001. IMPAX filed its Answer to the Complaint on February 27, 2001, and has denied that it infringes any valid or enforceable claim of the `716 patent.

These three cases have been consolidated for the purposes of discovery with seven other cases in the District of New Jersey in which Schering sued other corporations who have sought FDA approval to market generic loratadine products.

The United States District Court for the District of New Jersey granted summary judgment in IMPAX's favor in Case Nos. 01-009, 01-0279, and 01-0520, holding that the asserted claims of the `716 patent are invalid. This decision applied in all of the consolidated loratadine actions. Schering has appealed this decision to the United States Court of Appeals for the Federal Circuit.

At this time, fact discovery on the `697 patent has been completed in Case No. 01-0009. Pursuant to the Court's Scheduling Order, expert discovery regarding the `697 patent is to be completed by December 20, 2002.

Allegra-D(R) (Fexofenadine) Litigation

On March 25, 2002, Aventis Pharmaceuticals Inc., Merrell Pharmaceuticals Inc., and Carderm Capital L.P. (collectively "Aventis") sued IMPAX in the United States District Court for the District of New Jersey (Civil Action No. 02-CV-1322), alleging that IMPAX's proposed fexofenadine hydrochloride and pseudoephedrine hydrochloride tablets, containing 60mg of fexofenadine hydrochloride and 120mg of pseudoephedrine hydrochloride, infringe United States Patent Nos. 6,039,974; 6,037,353; 5,738,872; 6,187,791; 5,855,912; and
6,113,942. In addition, on March 26, 2002, Aventis filed a virtually identical complaint against IMPAX in the United States District Court for the District of Delaware (Civil Action No. 02-226). Aventis seeks an injunction preventing IMPAX from marketing its fexofenadine/pseudoephedrine product until the patents-in-suit have expired, and an award of damages for any commercial manufacture, use, or sale of IMPAX's fexofenadine/pseudoephedrine product, together with costs and attorneys' fees. Aventis has also filed suit against Barr Laboratories, Inc. in New Jersey for a similar proposed fexofenadine/pseudoephedrine product.

On May 8, 2002, IMPAX moved to dismiss the New Jersey action for lack of personal jurisdiction, which motion Aventis has opposed. Briefing is complete on the motion, but no date is scheduled for oral argument.

On July 22, 2002, Aventis served IMPAX with the Delaware complaint, but simultaneously moved to stay the action pending the New Jersey court's decision on IMPAX's motion to dismiss. On August 8, 2002, IMPAX answered the Delaware complaint by asserting that the patents-in-suit are invalid and not infringed, and filed an opposition to the motion to stay. The Delaware court has not indicated whether it will hear oral argument on the motion to stay, nor when it will rule on the motion. In the meantime, IMPAX has asked the Delaware court to schedule a Rule 16 Scheduling Conference so that the parties can begin to conduct discovery. To date, Aventis has not filed any objection to IMPAX's request.

Because of the pending procedural motions, discovery on the merits has not yet begun. IMPAX believes, however, that it has strong defenses to the claims made by Aventis based on non-infringement and invalidity.

OxyContin(R) (Oxycodone HCl) Litigation

On April 11, 2002, Purdue Pharma and related companies filed a complaint in the Federal District Court for the Southern District of New York alleging that IMPAX's submission of ANDA No. 76-318, for a generic version of 80mg OxyContin Tablets, infringes three patents owned by Purdue. The Purdue patents are U.S. 4,861,598, U.S. 4,970,075 and U.S. 5,266,331, all directed to controlled release opiod formulations. On September 19, 2002, Purdue filed a second infringement complaint regarding IMPAX's 40mg generic product. Purdue is seeking, among other things, a court order preventing IMPAX from manufacturing, using, or selling any drug product which infringes the subject Purdue patents. IMPAX is currently disputing the jurisdiction of the New York court in which Purdue has brought this matter by pursuing a motion to dismiss Purdue's New York action. As of October 24, 2002, the court has not ruled on IMPAX's pending motion. Discovery will begin once this jurisdictional question has been resolved.

Purdue previously has sued Boehringer-Ingellheim/Roxanne, Endo, and Teva on the same patents. It is possible that one or more of these other defendants will resolve the invalidity issues surrounding the Purdue patents prior to IMPAX going to trial.

Rilutek(R) (Riluzole) 50mg Litigation

In June 2002, IMPAX filed a suit against Aventis Pharmaceuticals, Inc. in the United States District Court in Delaware, seeking a declaration that Aventis' U.S. Patent No. 5,527,814 is invalid. In July 2002, Aventis filed an answer and counterclaim, claiming that IMPAX's submission of an ANDA for Riluzole Tablets constituted infringement of U.S. Patent No. 5,527,814 and that our intended marketing activities constituted inducement of infringement of this patent. IMPAX filed an answer to the counterclaim in August 2002. A scheduling conference was conducted by the court in early September 2002, and trial was set for October 2003. The parties are presently engaged in discovery. On October 15, 2002, Aventis filed a motion seeking a preliminary injunction enjoining us from marketing Riluzole Tablets until a final decision is reached by the court in this case.

Insurance

As part of our patent litigation strategy, we have obtained up to $7 million of patent infringement liability insurance from American International Specialty Line Company (an affiliate of AIG International). This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the twelve ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. At present, we believe this insurance coverage is sufficient for our legal defense costs related to these seven ANDAs. However, we do not believe that this type of litigation insurance will be available to us on acceptable terms for our other current or future ANDAs.

Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. We carry $10 million of product liability insurance for our own manufactured products. This insurance may not be adequate to cover any product liability claims to which we may become subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     10.62 Loan and Security Agreement by and between Congress Financial Corporation as Lender, and IMPAX Laboratories, Inc. as Borrower, dated October 23, 2002.

 (b) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        IMPAX LABORATORIES, INC.
        By:   /s/   BARRY R. EDWARDS              (Principal Executive Officer)
        ----------------------------------------
                    Co-Chief Executive Officer


        By: /s/   CORNEL C. SPIEGLER              (Principal Financial and Accounting Officer)
        ----------------------------------------
                    Chief Financial Officer

CERTIFICATIONS

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER


I, Charles Hsiao, Ph.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Impax Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact, necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                   /s/  CHARLES HSIAO, PH.D.
                                   -----------------------------------------
                                   Chairman and Co-Chief Executive Officer


                                              October 30, 2002
                                   -----------------------------------------
                                   Date

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER


I, Barry R. Edwards, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Impax Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact, necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                   /s/  BARRY R. EDWARDS
                                   -----------------------------------------
                                   Co-Chief Executive Officer


                                        October 31, 2002
                                   -----------------------------------------
                                   Date

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER


I, Cornel C. Spiegler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Impax Laboratories, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact, necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls, or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                   /s/  CORNEL C. SPIEGLER
                                   -----------------------------------------
                                   Chief Financial Officer


                                         October 31, 2002
                                   -----------------------------------------
                                   Date