Form 10-Q
period 2003-03-31
IMPAX LABORATORIES INC
filed 2003-04-30
CIK 1003642

                United States Securities and Exchange Commission

                             Washington, D.C. 20549



                                    Form 10-Q



       (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

                                       OR


          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________



                         Commission file number 0-27354

                            Impax Laboratories, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                      65-0403311
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)



     30831 Huntwood Avenue - Hayward, California                 94544
     -------------------------------------------               ----------
       (Address of principal executive offices)                (Zip code)

        Registrant's telephone number including area code (510) 476-2000
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  X   No
                                 ---     ---

        Indicate by check mark whether registrant is an accelerated filer
                 (as defined in Rule 12b-2 of the Act.) Yes  X  No
                                                            ---    ---


    The number of shares outstanding of the registrant's common stock as of
                  April 22, 2003 was approximately 47,884,334.
                  --------------                   ----------

                            IMPAX LABORATORIES, INC.

                               INDEX TO FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                          PART I. FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1.  Financial Statements:

               Balance Sheets as of March 31, 2003 and December 31, 2002...................................       3

               Statements of Operations for the Three Months Ended March 31, 2003 and 2002.................       4

               Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002.................       5

               Notes to Financial Statements...............................................................       6

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations............      10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........................................      14

Item 4.  Controls and Procedures...........................................................................      14


                    PART II. OTHER INFORMATION AND SIGNATURES


Item 1.  Legal Proceedings.................................................................................      15

Item 6.  Exhibits and Reports on Form 8-K..................................................................      21

Signatures     ............................................................................................      22

Certifications ............................................................................................      23


PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                                             March 31,         December 31,
                                                                                               2003                2002
                                                                                           -----------         ------------
ASSETS

Current assets:
                  Cash and cash equivalents                                                $   11,224          $   10,219
                  Accounts receivable, net                                                      5,734               6,524
                  Inventory                                                                    12,788              10,478
                  Prepaid expenses and other assets                                               763                 973
                                                                                           ----------          ----------
                                       Total current assets                                    30,509              28,194
Restricted Cash                                                                                10,000              10,000
Property, plant and equipment, net                                                             36,974              37,065
Investments and other assets                                                                      967                 807
Goodwill, net                                                                                  27,574              27,574
Intangibles, net                                                                                  667                 763
                                                                                           ----------          ----------
                                       Total assets                                        $  106,691          $  104,403
                                                                                           ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                  Current portion of long-term debt                                        $    1,056          $      861
                  Accounts payable                                                              9,693               7,529
                  Notes payable                                                                 5,825               3,999
                  Accrued expenses and deferred revenues                                       10,570              10,859
                                                                                           ----------          ----------
                                       Total current liabilities                               27,144              23,248
Refundable deposit                                                                             22,000              22,000
Long term debt                                                                                  9,643               9,105
Deferred revenues and other liabilities                                                         2,419               1,486
                                                                                           ----------          ----------

                                                                                               61,206              55,839
                                                                                           ----------          ----------
Commitments and Contingencies:
Mandatory redeemable convertible Preferred Stock:
             Series 2 mandatory redeemable convertible Preferred Stock, $0.01 par value 75,000 shares outstanding at March 31, 2003,
             and December 31, 2002, redeemable at $100 per share                                7,500               7,500
                                                                                           ----------          ----------
                                                                                                7,500               7,500
                                                                                           ----------          ----------
Stockholders' equity:
         Redeemable convertible Preferred Stock                                                     -                   -
         Common stock, $0.01 par value, 75,000,000 shares authorized and
             47,879,268 and 47,874,614 shares issued and outstanding
             at March 31, 2003, and December 31, 2002, respectively                               479                 479
         Additional paid-in capital                                                           131,100             131,085
         Unearned compensation                                                                    (39)               (158)
         Accumulated deficit                                                                  (93,555)            (90,342)
                                                                                           ----------          ----------
                                       Total stockholders' equity                              37,985              41,064
                                                                                           ----------          ----------
                                       Total liabilities and stockholders' equity          $  106,691          $  104,403
                                                                                           ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
             (dollars in thousands, except share and per share data)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                   ------------------------------------
                                                                                       2003                    2002
                                                                                   -----------              -----------

Net sales                                                                          $    11,066              $     3,432

Other revenues                                                                             359                       --
                                                                                   -----------              -----------

Total revenues                                                                          11,425                    3,432

Cost of sales                                                                            8,147                    3,139
                                                                                   -----------              -----------

Gross margin                                                                             3,278                      293

Research and development                                                                 3,755                    2,890

Less: Teva payments                                                                       (132)                    (166)
                                                                                   -----------              -----------

Research and development, net                                                            3,623                    2,724

Selling expenses                                                                           568                      658

General and administrative expenses                                                      2,122                    2,170

Other operating income (expense), net                                                       11                      (30)
                                                                                   -----------              -----------

Net loss from operations                                                                (3,024)                  (5,289)

Interest income                                                                             42                      235

Interest expense                                                                          (231)                    (367)
                                                                                   -----------              -----------

Net loss                                                                           $    (3,213)             $    (5,421)
                                                                                   ===========              ===========

Net loss per share (basic and diluted)                                             $     (0.07)             $     (0.12)
                                                                                   ===========              ===========

Weighted average common shares outstanding                                          47,876,830               46,812,977
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

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                             ---------------------------------
                                                                                               2003                     2002
                                                                                             --------                 --------
Cash flows from operating activities:
    Net loss                                                                                 $ (3,213)                $ (5,421)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                             885                      512
        Non-cash compensation charge (warrants and options)                                       119                      120
        Change in assets and liabilities:
             Accounts receivable                                                                  790                      101
             Inventory                                                                         (2,310)                    (409)
             Prepaid expenses and other assets                                                     50                     (824)
             Accounts payable and other liabilities                                             2,808                    2,796
                                                                                             --------                 --------

                Net cash used in operating activities                                            (871)                  (3,125)
                                                                                             --------                 --------

Cash flows from investing activities:
    Purchases of property and equipment                                                          (698)                  (5,600)
    Sale and maturities of short term investments                                                   -                   11,647
                                                                                             --------                 --------

                Net cash (used in) provided by investing activities                              (698)                   6,047
                                                                                             --------                 --------


Cash flows from  financing activities:
    Notes payable borrowings                                                                    1,826                      -
    Additions to long-term debt                                                                   896                       -
    Repayment of long-term debt                                                                  (163)                     (72)
    Proceeds from sale of common stock                                                              -                    3,750
    Proceeds from issuance of common stock (upon exercise of
        stock options and warrants and under ESPP)                                                 15                      256
                                                                                             --------                 --------
    Net cash provided by financing activities                                                   2,574                    3,934
                                                                                             --------                 --------
    Net increase in cash and cash equivalents                                                   1,005                    6,856
                                                                                             --------                 --------
    Cash and cash equivalents, beginning of the quarter                                      $ 10,219                 $ 15,044
                                                                                             --------                 --------
    Cash and cash equivalents, end of the quarter                                            $ 11,224                 $ 21,900
                                                                                             ========                 ========

    Cash paid for interest                                                                   $    232                 $    101
                                                                                             ========                 ========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                               Three Months Ended
                                 March 31, 2003


Note 1. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations expected for the year ending December 31, 2003.

Impax Laboratories, Inc.'s ("IMPAX," "we," "us," or "the Company") main business is the development, manufacturing, and marketing of specialty prescription pharmaceutical products utilizing its own formulation expertise and drug delivery technologies. The Company is currently marketing twenty-seven generic pharmaceuticals, which represent dosage variations of twelve different pharmaceutical compounds, and has nineteen applications under review with the Food and Drug Administration (FDA), addressing approximately $6 billion in U.S. product sales in the twelve months ending December 31, 2002. Fourteen of these were filed under Paragraph IV of the Hatch-Waxman Amendments. The Company has approximately fifteen other products in various stages of development for which applications have not yet been filed. The products are generic versions of brand name pharmaceuticals that had U.S. sales of $3.6 billion in the twelve months ending December 31, 2002.

We have experienced, and expect to continue to experience, operating losses and negative cash flow from operations and our future profitability is uncertain. We do not know whether or when our business will ever be profitable or generate positive cash flow, and our ability to become profitable or obtain positive cash flow is uncertain. We have generated minimal revenues to date and have experienced operating losses and negative cash flow from operations since our inception. As of March 31, 2003, our accumulated deficit was $93,555,000 and we had outstanding indebtedness in an aggregate principal amount of $38,524,000, including the $22,000,000 refundable deposit from Teva. To remain operational, we must, among other things:

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

The $22 million refundable deposit from Teva, less any forgiven amounts upon IMPAX's attainment of certain milestones, if any, is due and payable on January 15, 2004, in cash or equity at our discretion. As of April 28, 2003, we believe that up to $10.5 million of the $22 million may be forgiven prior to January 15, 2004, although there is no assurance that any of the $22 million may be ultimately forgiven. These milestone events, if achieved, will represent the culmination of a separate earnings process. We currently plan to repay the refundable deposit to Teva in stock. Accordingly, we have classified the refundable deposit as long-term in the accompanying balance sheet as of March 31, 2003. The price of the common stock for purposes of repaying any amounts owed under the loan will be the average closing sale price of our common stock measured over a ten-trading-day period ending two days prior to January 15, 2004. However, if any of the shares we issue to Teva as repayment of the loan will cause Teva to own in excess of 19.9% of our outstanding common stock, we will have to repay that portion of the loan in excess of 19.9% in cash. If we repay the loan in stock, such payment will result in dilution. If we repay all our portion of the loan in cash, we may seek additional sources of liquidity to fund such payment, discussed below.

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

To date, the Company has funded its research and development and other operating activities through equity and debt financings and strategic alliances.

Note 2. The major operational highlights for the three months ended March 31, 2003, included the following:

o In January 2003, the FDA granted final approval to the Company's Abbreviated New Drug Application (ANDA) for a generic version of Rilutek(R) (Riluzole 50mg) tablets. Aventis markets Rilutek(R) for the treatment of amyotrophic lateral sclerosis (ALS), also known as Lou Gehrig's disease. Approval followed the expiration of Aventis' Orphan Drug Exclusivity on December 12, 2002. According to IMS Health, U.S. sales of Rilutek(R) were $35 million for the twelve months ended December 31, 2002.

o In January 2003, the FDA granted final approval to the Company's ANDA for a generic version of Claritin-D(R) 12-hour (Loratadine/Pseudoephedrine sulfate, 5mg/120mg) Extended Release Tablets. FDA approved a switch in Claritin-D(R) 12-hour's status from a prescription drug to an over-the-counter (OTC) drug for the relief of symptoms of seasonal allergic rhinitis (hay fever) on December 9, 2002.

o Also in January 2003, Abbott Laboratories filed a lawsuit against the Company in the federal district court of Delaware alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of the cholesterol drug Tricor(R) Tablets. Tricor(R) is a treatment for very high serum triglyceride levels. U.S. sales of Tricor(R) 160mg Tablets were approximately $411 million for the twelve months ended December 31, 2002, according to IMS Health.

o In February 2003, Merck & Co., Inc. filed a lawsuit against the Company in the federal district court in Delaware alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of Sinemet(R) CR Tablets. Sinemet CR is used to treat patients with Parkinsonism. U.S. sales of Sinemet CR and the currently marketed generic equivalent were approximately $154 million in the twelve months ended December 31, 2002, according to IMS Health. In April 2003, Merck & Co., Inc. has withdrawn its lawsuit alleging patent infringement related to our filing of the ANDA for a generic version of Sinemet(R) CR Tablets.

o In March 2003, U.S. District Judge Joan B. Gottschall in Chicago ruled that our Fenofibrate Capsules, a generic form of Tricor(R) Micronized Capsules, does not infringe Abbott Laboratories' patent on this product. Tricor is marketed for the treatment of hypercholesterolemia and hydertriglyceridemia. According to IMS Health, U.S. sales of the capsule for the lipid-regulating agent were approximately $3.2 million for the twelve months ending December 31, 2002, as Abbott converted usage to the tablet form prior to the availability of generic capsules.

o Subsequent to the end of the quarter ending March 31, 2003, on April 24, 2003 the FDA granted approval to the Company's ANDA for a generic version of Mestinon(R) (Pyridostigmine Bromide) 60mg tablets. ICN Pharmaceuticals, Inc. markets Mestinon(R) for symptomatic treatment of myasthenia gravis. Myasthenia gravis is a neuromuscular disorder primarily characterized by muscle weakness and rapid muscle fatigue. According to IMS Health, U.S. sales of Mestinon(R) were $19 million for the twelve months ended December 31, 2002.

Note 3. In January 2003, following final approval from FDA and under the terms of a non-exclusive Licensing Contract Manufacturing and Supply Agreement, we commenced shipping the generic version of Claritin-D(R) 12-hour (loratadine and pseudoephedrine sulfate) 5mg/120mg Extended Release Tablets to Schering-Plough Corporation. Schering-Plough launched its OTC Claritin-D(R) 12-hour in March 2003.

Note 4. Our gross receivables and related deductions at March 31, 2003 and December 31, 2002 are set forth below:

           (in $000s)                                                       March 31,               December 31,
                                                                              2003                      2002
                                                                            --------                ------------
          Gross accounts receivable                                         $  8,828                  $  9,827
          Less: Accrued rebates                                               (1,585)                   (1,525)
          Less: Accrued chargebacks                                           (1,137)                   (1,373)
          Less: Other deductions                                                (372)                     (405)
                                                                            --------                  --------
          Net accounts receivable                                           $  5,734                  $  6,524
                                                                            --------                  --------

Other deductions include allowance for disputable items, doubtful accounts, and cash discounts.

Chargebacks and Rebates Accruals activity at March 31, 2003 and December 31, 2002 is set forth below.

                               CHARGEBACKS ACCRUAL
                               -------------------

   (in $000s)                                                                                  March 31,            December 31,
                                                                                                 2003                   2002
                                                                                               --------             ------------
   Beginning Balance                                                                           $  1,373              $     580
   Add:  Provision related to sales made in current period                                        1,314                  4,632
   Less:  Credits issued during the current period                                               (1,550)                (3,839)
                                                                                               --------              ---------

   Ending Balance                                                                              $  1,137              $   1,373
                                                                                               --------              ---------

                                 REBATES ACCRUAL
                                 ----------------

   (in $000s)                                                                                  March 31,            December 31,
                                                                                                 2003                   2002
                                                                                               --------             ------------
   Beginning Balance                                                                           $  1,525              $     886
   Add:  Provision related to sales made in current period                                        1,062                  4,095
   Less:  Credits issued during the current period                                               (1,002)                (3,456)
                                                                                               --------              ---------

   Ending Balance                                                                              $  1,585              $   1,525
                                                                                               --------              ---------

Note 5.  Our inventory consists of the following:

                                                                                               March 31,            December 31,
   (in $000s)                                                                                     2003                  2002
                                                                                               --------             ------------
Raw materials.........................................................                         $  7,080              $   7,122
Work in process.......................................................                            1,097                    365
Finished goods........................................................                            4,970                  3,191
                                                                                               --------              ---------
                                                                                                 13,147                 10,678
Less:  Reserve for obsolete inventory and net realizable value                                     (359)                  (200)
                                                                                               --------              ---------
                                                                                               $ 12,788              $  10,478
                                                                                               ========              =========

Note 6.  Intangibles consist of the following:

                                                                     Estimated                 March 31,             December 31,
   (in $000s)                                                       useful life                  2003                    2002
                                                                      (years)                  ---------             ------------
                                                                    -----------
Product rights and licenses......................                      3 - 8                   $  2,691              $   2,691

Less:  Accumulated amortization                                                                  (2,024)                (1,928)
                                                                                               --------              ---------
                                                                                               $    667              $     763
                                                                                               ========              =========

Amortization expense was $96,000 for the three months ended March 31, 2003. Expected amortization expense for 2003 and 2004 is $384,000 and $379,000, respectively. The existing intangible assets will be fully amortized by December 31, 2004.

Note 7. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123."

Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below (in thousands):

                                                                                             3-Months Ended
                                                                                                March 31
                                                                                    --------------------------------
                                                                                      2003                    2002
                                                                                    ---------              ---------

Net loss, as reported                                                              $   (3,213)           $    (5,421)

Add: Stock-based employee compensation
included in reported net income,
net of related tax effects                                                                 --                     --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                                               (862)                  (553)
                                                                                    ---------              ---------

Pro forma net loss                                                                  $  (4,075)             $  (5,974)
                                                                                    =========              =========
Earnings per share:
         Basic - as reported                                                        $   (0.07)             $   (0.12)
                                                                                    ---------              ---------
         Basic - pro forma                                                          $   (0.09)             $   (0.13)
                                                                                    ---------              ---------

         Diluted - as reported                                                      $   (0.07)             $   (0.12)
                                                                                    ---------              ---------
         Diluted - pro forma                                                        $   (0.09)             $   (0.13)
                                                                                    ---------              ---------

The Company calculated the fair value of each option grant on the date of the grant using Black-Scholes pricing method with the following assumptions: dividend yield at 0%; weighted average expected option term of five years; risk-free interest rate of 2.69%. The expected stock price volatility for the quarter ended March 31, 2003 was 69%. The weighted average fair value of options granted for the quarter was $1.96.

Note 8. Commitments and Contingencies

Patent Litigation

As part of our patent litigation strategy, we have obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company ("AISLIC"), an affiliate of AIG International. This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. At present, we believe this insurance coverage is sufficient for our legal defense costs related to these seven ANDAs. Correspondence received from AISLIC indicated that, as of April 10 and 17, 2003, one of the policies had approximately $1,651,000 remaining on the limit of liability and the second of the policies had approximately $639,000 remaining on the limit of liability. In addition, as per the agreement with Teva, for the six products already filed at the time of the agreement, Teva will pay 50% of the attorneys' fees and costs in excess of the $7 million to be paid by AISLIC. For the three products filed since the agreement was signed, Teva will pay 45% of the attorneys' fees and costs, and for the remaining three products, Teva will pay 50% of the attorneys' fees and costs.

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

FIN  45

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

FIN 46

We currently have no relationships with variable interest entities as defined in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" as of March 31, 2003.

Note 9. The Company reports both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company had net losses in each of the periods presented, only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share, as inclusion of the potential common shares would be anti-dilutive.

Mandatory redeemable convertible stock of 1,500,000 shares (on an as-converted basis), warrants to purchase 2,548,266 shares, and stock options to purchase 5,775,889 shares were outstanding at March 31, 2003, but were not included in the calculation of diluted earnings per share, as their effect would be anti-dilutive.

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

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. We currently market twenty-seven generic pharmaceuticals, which represent dosage variations of twelve different pharmaceutical compounds, and have nineteen applications pending at the FDA, including three tentatively approved, that address approximately $6 million in U.S. product sales for the twelve months ended December 31, 2002. Fourteen of these filings were made under Paragraph IV of the Hatch-Waxman Amendments. We have approximately fifteen other products in various stages of development for which applications have not yet been filed. These products are generic versions of brand name pharmaceuticals that had U.S. sales of approximately $3.6 billion for the twelve months ended December 31, 2002.

Results of Operations

We have incurred net losses in each year since our inception. We had an accumulated deficit of $93,555,000 at March 31, 2003.

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Overview

The net loss for the three months ended March 31, 2003, was $3,213,000 as compared to $5,421,000 for the three months ended March 31, 2002. The decrease in the net loss was primarily due to increased sales, which were partially offset by increases in research and development expenses.

Revenues

Revenues for the three months ended March 31, 2003, were $11,425,000 as compared to $3,432,000 for the same period in 2002. The significant increase in net sales was primarily due to Claritin-D(R) 12-hour over-the counter (OTC) Tablets shipped to Schering-Plough, higher sales of Fludrocortisone Acetate Tablets which were first introduced at the end of the first quarter of 2002, higher Lipram sales, sales of Minocycline Hydrochloride Capsules which were first launched in the third quarter of 2002, and lower product returns. Other revenues represent milestone revenues recognized pursuant to strategic agreements with Schering-Plough, Wyeth, and Novartis. The following table summarizes the activity in net sales for the three months ended March 31, 2003 and 2002:

                                                                             2003                    2002
                                                                          ---------                 -------
         Product sales                                                    $  14,153                 $ 6,654
         Less:
            Rebates                                                          (1,062)                   (905)
            Chargebacks                                                      (1,314)                   (870)
            Actual returns                                                     (132)                   (326)
            Increase in reserve for product return                                -                    (267)
            Other credits                                                      (579)                   (854)
                                                                          ---------                 -------
                 Net sales                                                   11,066                   3,432
         Other Revenues                                                         359                       -
         Total Revenues                                                   $  11,425                 $ 3,432
                                                                          =========                 =======

The rebates, chargebacks and other credits decreased for the three months ended March 31, 2003 to 22 percent of product sales as compared to 48 percent for the comparable period in 2002. This decrease was mainly due to Claritin-D(R) 12-hour Tablets sales which are exempt from rebates, chargebacks and other credits as per the agreement with Schering-Plough.

Cost of Sales

The cost of sales for the three months ended March 31, 2003, was $8,147,000 as compared to $3,139,000 for the same period in 2002. The overall increase in cost of sales was primarily due to increased net sales.

Gross Margin

Gross margin for the three months ended March 31, 2003 was $3,278,000 as compared to $293,000 for the same period in 2002. This increase of $2,985,000 over 2002 was primarily due to higher net sales and improved plant capacity utilization.

Research and Development Expenses

The research and development expenses for the three months ended March 31, 2003, were $3,755,000 less reimbursements of $132,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. under the strategic alliance agreement signed in June 2001, as compared to $2,890,000 less reimbursements of $166,000 for the same period in 2002. The higher research and development expenditures in 2003 were attributable to higher cost of bio-studies and bio-analytical studies, higher legal expenses related to patents and alleged patent infringement lawsuits, and personnel costs.

Selling Expenses

The selling expenses for the three months ended March 31, 2003, were $568,000 as compared to $658,000 for the same period in 2002. The decrease in selling expenses as compared to 2002 was primarily due to lower market research and sales commission costs.

General and Administrative Expenses

The general and administrative expenses for the three months ended March 31, 2002, were $2,122,000 as compared to $2,170,000 for the same period in 2002. The decrease in general and administrative expenses as compared to 2002 was primarily due to lower professional fees, and software expenses.

Interest Income

Interest income for the three months ended March 31, 2003, was $42,000 as compared to $235,000 for the same period in 2002, primarily due to lower cash equivalents and short-term investments, and lower interest rates.

Interest Expense

Interest expense for the three months ended March 31, 2003, was $231,000 as compared to $367,000 for the same period in 2002. This decrease was due to the elimination of the interest accrual on the refundable deposit with Teva. During the fourth quarter of 2002, we received tentative or final approval on three products, which met the condition that no future interest accrues on the refundable deposit. The interest expense for 2003 relates primarily to the two Cathay Bank loans, and the revolving credit facility and term loan agreement signed with Congress Financial in October 2002. The following table summarizes the activity for the three months ended March 31, 2003 and 2002:

                                                                              2003                      2002
                                                                            --------                   -------
              Interest expense                                              $    231                   $   101
              Interest on refundable deposit                                       -                       438
              Forgiveness of interest on refundable deposit                        -
              Less:  amount capitalized                                                                   (172)
                                                                             -------                   -------
                   Total interest expense                                    $   231                   $   367
                                                                             -------                   -------

Net Loss

The net loss for the three months ended March 31, 2003, was $3,213,000 as compared to $5,421,000 for the same period in 2002. The decrease in the net loss of $2,208,000 was primarily due to increased sales which were partially offset by increases in research and development expenses. The 2003 results included a benefit from the absence of the interest expense, less capitalized interest on the refundable deposit from Teva of approximately $266,000.

Liquidity and Capital Resources

As of March 31, 2003, we had $11,224,000 in cash and cash equivalents.

The net cash provided by financing activities for the three months ended March 31, 2003, was approximately $2,574,000 consisting primarily of increases in net borrowings of $1,826,000 from the revolving line of credit and additional $896,000 in long-term debt from Congress Financial. During the three months ended March 31, 2003, the increase in inventory was more than offset by the increase in accounts payable and other liabilities.

Our capital expenditures for the three months ended March 31, 2003 were $698,000 as compared to $5,600,000 for the same period in 2002.

In October 2002, we signed a three-year, $25 million Loan and Security Agreement with Congress Financial Corporation, comprised of a revolving loan of up to $20,500,000, and a term loan of up to $4,500,000. The revolving loan is collateralized by eligible accounts receivable and inventory, subject to sublimits and other terms, and the term loan is collateralized by machinery and equipment, with a 60-month amortization. In addition, a $10 million restricted cash account was established as collateral for this credit facility to be reduced based on meeting certain profitability targets. The interest rates for the revolving loans range from prime rate plus 1% to 1.75%, or eurodollar rate plus 3% to 3.75%, at our option, based on excess availability. The term loan has an interest rate of prime rate plus 1.5%, or eurodollar rate plus 4%, at our option. As of March 31, 2003, we borrowed approximately $5,825,000 against the revolving credit line and $3,889,000 against the term loan. The revolving credit facility and the term loan agreement have a number of quarterly covenants primarily covering Minimum Tangible Net Worth, and either EBITDA or excess availability and annual capital expenditures limit of $4 million. At March 31, 2003, all the bank loan covenants were met.

The $22 million refundable deposit from Teva, less any forgiven amounts upon IMPAX's attainment of certain milestones, if any, is due and payable on January 15, 2004, in cash or equity at our discretion. As previously indicated in Note 1, as of April 28, 2003, we believe that up to $10.5 million of the $22 million may be forgiven prior to January 15, 2004, although there is no assurance that any of the $22 million may be ultimately forgiven. These milestone events, if achieved, will represent the culmination of a separate earnings process. We currently plan to repay the refundable deposit in stock. Accordingly, we have classified the refundable deposit as long-term in the accompanying balance sheet as of March 31, 2003. The price of the common stock for purposes of repaying any amounts owed under the loan will be the average closing sale price of our common stock measured over a ten-trading-day period ending two days prior to January 15, 2004. However, if any of the shares we issue to Teva as repayment of the loan will cause Teva to own in excess of 19.9% of our outstanding common stock, we will have to repay the portion of the loan in cash. If we repay the loan in stock, such payment will result in dilution. If we repay all our portion of the loan in excess of 19.9% in cash, we may seek additional sources of liquidity to fund such payment, discussed below.

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

The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The provisions of this Statement did not and are not expected to have a material impact on the Company's financial condition or results of operations.

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

Also in November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. We reviewed all material agreements and concluded that all indemnifications are excluded from the FIN No. 45 scope of interpretation since they relate primarily to our own future performance and do not require any contingent payments.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amendment of FASB Statement No. 123." This statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 7 to the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. IMPAX does not have any relationships with variable interest entities as of March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's investment portfolio consists of cash and cash equivalents and marketable securities stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, short-term commercial paper, and highly rated money market funds. One hundred percent of the Company's portfolio matures in less than one year. The carrying value of the investment portfolio approximates the market value at March 31, 2003. The Company's debt instruments at March 31, 2003, are subject to fixed interest rates and principal payments. We believe that the fair value of our fixed rate long-term debt and refundable deposit approximates their carrying value of approximately $39 million at March 31, 2003. While changes in market interest rates may affect the fair value of our fixed rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

We do not use derivative financial instruments and have no material foreign exchange or commodity price risks.

ITEM 4. CONTROLS AND PROCEDURES

Within ninety days prior to the date of this quarterly report on Form 10-Q, the Company, under the supervision and with the participation of our management, including our principal executive officers and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission's rules and forms. In addition, subsequent to the date of the evaluation of our disclosure controls and procedures, there were no significant changes in our internal controls, or in other factors that could significantly affect these controls.

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

AstraZeneca AB et al. v. IMPAX:  The Omeprazole Cases
-------------------------------

In May 2000, AstraZeneca AB and four of its related companies filed suit against IMPAX in the United States District Court in Wilmington, Delaware claiming that IMPAX's submission of an ANDA for Omeprazole Delayed Release Capsules, 10mg and 20 mg, constitutes infringement of six U.S. patents relating to AstraZeneca's Prilosec product. The action seeks an order enjoining IMPAX from marketing Omeprazole Delayed Release Capsules, 10mg and 20mg, until February 4, 2014, and awarding costs and attorney fees. There is no claim for damages.

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

Abbott Laboratories et al. v. IMPAX:  The Fenofibrate Capsule Cases
------------------------------------

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

In March 2003, the Court of Appeals for the Federal Circuit affirmed the grant of Novopharm's Motion for Summary Judgment of Non-Infringement. Shortly thereafter, Judge Gottschall granted IMPAX's Motion for Summary Judgment of Non-Infringement.

Abbott and Fournier have filed a petition requesting a rehearing before the Federal circuit in its appeal in the Novopharm case. Judge Gottschall has entered an order delaying entry of final judgment in the IMPAX case until the Federal Circuit rules on the petition for rehearing.

IMPAX expects the petition for rehearing will be denied by the Federal Circuit and a final judgment of non-infringement will be entered in favor of IMPAX by Judge Gottschall in the near future.

GlaxoSmithKline (Glaxo) v. IMPAX: The Bupropion Cases
---------------------------------

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

All parties attended a Status Conference in July 2001 to discuss the need for a Markman (claim construction) Hearing. IMPAX was successful in convincing the Court that a Markman Hearing was unnecessary because there was no literal infringement and no dispute regarding the Claim Construction proffered by Glaxo. Instead, IMPAX advocated that our Summary Judgment Motion, based upon prosecution history estoppel grounds, be calendared for oral argument. The parties completed the briefing on this issue and oral argument was held on November 19, 2001. At the request of the Court, in July 2002, both sides submitted briefs on the impact of the recent Supreme Court decision in Festo v. Shoketsu Kinzoku Kogyo Kabushi Co., et al. to the pending Motion for Summary Judgment. An additional Motion for Summary Judgment was brought in early August 2002, requesting Judge Patel apply the District Court for the Eastern District of Virginia's decision limiting the scope of the `798 patent in the Glaxo v. Excel case to IMPAX's ANDA formulation.

On August 21, 2002, Judge Patel granted IMPAX's motions for Summary Judgment, stating that "prosecution estoppel bars infringement by equivalents throughout the `798 patent." Glaxo has appealed Judge Patel's decision to the Court of Appeals for the Federal Circuit and that appeal was fully briefed on January 22, 2003. Oral argument on the appeal is scheduled for June 2003, after which IMPAX expects a decision on the appeal. The defense costs in this litigation are covered under an insurance policy issued by AIG (see "Insurance" below).

Previously, Glaxo had decided to settle its Bupropion Hydrochloride 100mg and 150mg Extended Release Tablets litigation with Watson Pharmaceuticals on terms that are confidential.

Schering-Plough Corporation v. IMPAX: The Loratadine Cases
-------------------------------------

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

Fact discovery and expert discovery on issues related to the `716 patent have ended. In accordance with the schedule set by the Court, the parties filed Initial Dispositive Motions on issues related to the `716 patent on October 31, 2001 - and these motions were fully briefed December 2001. Oral argument on two of the Dispositive Motions took place before Judge Bissell on June 26, 2002. On August 8, 2002, Judge Bissell granted Defendants' Motion for Summary Judgment that Claims 1 and 3 of the `716 Patent are inherently anticipated by Schering-Plough's '233 Patent and denied Schering-Plough's Motion for Summary Judgment on Defendants' inherent anticipation defenses and counterclaims. The Court held that Claims 1 and 3 of the `716 patent - the claims of that patent that Schering-Plough asserted against IMPAX in Case Nos. 01-0009, 01-0279, 01-0520 - are invalid. Schering-Plough has appealed Judge Bissell's decision to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on Schering's appeal on April 8, 2003. The parties await the Federal Circuit decision.

In Case No. 01-0009, fact discovery on the `697 patent is completed and expert discovery on the `697 patent was completed on January 24, 2003. The Court has not yet entered a schedule for Briefing Dispositive Motions on the `697 patent. The defense costs in this litigation are covered under an insurance policy issued by AIG (see "Insurance" below).

Aventis Pharmaceuticals Inc., et al. v. IMPAX: The Fexofenadine Cases
----------------------------------------------

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

Purdue Pharma L.P. et al. v IMPAX: The Oxycodone Cases
----------------------------------

On April 11, 2002, Purdue Pharma and related companies filed a complaint in the United States District Court for the Southern District of New York alleging that IMPAX's submission of ANDA No. 76-318 for 80mg OxyContin Tablets infringes three patents owned by Purdue. The Purdue patents are U.S. 4,861,598, U.S. 4,970,075 and U.S. 5,266,331, all directed to controlled release opiod formulations. On September 19, 2002, Purdue filed a second Infringement Complaint regarding IMPAX's 40mg OxyContin generic product. On October 9, 2002, Purdue filed a third Infringement Complaint regarding IMPAX's 10mg and 20mg OxyContin generic products. Purdue is seeking, among other things, a court order preventing IMPAX from manufacturing, using or selling any drug product that infringes the subject Purdue patents. IMPAX is currently disputing the jurisdiction of the United States District Court for the Southern District of New York in which Purdue has brought this matter by pursuing a Motion to Dismiss Purdue's action. As of April 19, 2003, the court has not ruled on IMPAX's pending motion.

Purdue previously sued Boehringer Ingelheim/Roxane, Endo and Teva on the same patents. It is likely that one or more of these other defendants will resolve the invalidity issues surrounding the Purdue patents prior to IMPAX going to trial. The Boehringer Ingelheim/Roxane suit is stayed. The Endo action is scheduled to go to trial in June of 2003.

These are patent infringement actions relating to IMPAX's Abbreviated New Drug Application (ANDA) for approval to market generic versions of Purdue's OxyContin(R). All three actions are in their early stages. We are contesting these patent infringement actions vigorously. While it is difficult to predict the outcome of litigation, especially hotly contested litigations such as these, we believe that IMPAX has a solid position. Due to the nature of ANDA patent litigation, monetary damages cannot be awarded against IMPAX merely for filing the ANDA. If IMPAX lost all these actions and, in addition, was found to have willfully infringed Purdue's patents, IMPAX could be liable for Purdue's attorneys' fees.

IMPAX v. Aventis Pharmaceuticals, Inc.: The Riluzole Case
---------------------------------------

In June 2002, IMPAX filed suit against Aventis Pharmaceuticals, Inc. in the United States District Court in Wilmington, Delaware, seeking a declaration that the filing of an Abbreviated New Drug Application to engage in a commercial manufacture and/or sale of Riluzole 50mg Tablets for treatment of patients with amyotrophic lateral scleroses ("ALS") does not infringe claims of Aventis' U.S. Patent No. 5,527,814 ("the `814 patent") and a declaration that this patent is invalid.

In response to IMPAX's complaint, Aventis filed counterclaims for direct infringement and inducement of infringement of the `814 patent. In December 2002, the district court granted Aventis' Motion for Preliminary Injunction and enjoined IMPAX from infringing, contributory infringing, or inducing any other person to infringe Claims 1, 4 or 5 of the `814 patent by selling, offering for sale, distributing, marketing or exporting from the United States any pharmaceutical product or compound containing riluzole or salt thereof for the treatment of ALS.

The parties are currently engaged in the discovery phase of the action. A trial for the matter has been scheduled for early in the fourth quarter of 2003.

If IMPAX is not ultimately successful in proving invalidity or unenforceability, there is a substantial likelihood that the court will enter a Permanent Injunction enjoining IMPAX from marketing Riluzole 50mg Tablets for the treatment of ALS in the United States until the expiration of the `814 patent (June 18, 2013). If IMPAX is ultimately successful in proving either defense, the Preliminary Injunction would be set aside and IMPAX would be permitted to market its Riluzole 50mg Tablet product for the treatment of ALS in the United States.

Abbott Laboratories v. IMPAX: The Fenofibrate Tablet Cases
-----------------------------

In January 2003, Abbott Laboratories and Fournier Industrie et Sante and a related company filed suit against IMPAX in the United States District Court in Wilmington, Delaware claiming that IMPAX's submission of an ANDA for Fenofibrate tablets, 160mg, constitutes infringement of two U.S. patents owned by Fournier and exclusively licensed to Abbott, relating Abbott's Tricor(R) tablet product.

In March 2003, Abbott and Fournier filed a second action against IMPAX in the same court making the same claims against IMPAX's 54mg Fenofibrate tablets. Both actions seek an injunction preventing IMPAX from marketing its fenofibrate tablet products until the expiration of the patents and an award of damages for any commercial manufacture, use, or sale of IMPAX's fenofibrate tablet product, together with costs and attorney fees.

Abbott and Fournier have filed essentially the same lawsuits against Teva, also in the U.S. District Court in Wilmington, Delaware.

IMPAX has responded to the complaints by asserting that its proposed generic fenofibrate tablet product does not infringe the patents-in-suit and by asserting that the patents-in-suit are invalid.

In April 2003, the court ordered the consolidation of the two IMPAX cases and entered a schedule in which trial of the consolidated cases would occur in the first quarter of 2005.

Merck & Co., Inc. v. IMPAX: The Carbidopa and Levodopa Case
---------------------------

On February 24, 2003, Merck & Co., Inc. filed a lawsuit against the Company in the United States District Court in Delaware alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of Sinemet CR Tablets.

On April 8, 2003, Merck & Co., Inc. withdrew its lawsuit alleging patent infringement related to our filing of the ANDA for a generic version of Sinemet(R)CR Tablets.

Solvay Pharmaceuticals v. IMPAX: The Creon(R) Case
--------------------------------------------------

In April 2003, Solvay Pharmaceuticals, Inc., manufacturer of the Creon(R) line pancreatic enzyme products, brought suit against the Company in the U.S. District Court for the District of Minnesota claiming that the Company has engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the Company's marketing and sale of its Lipram products. The suit seeks actual and consequential damages, including treble damages, attorneys fees, injunctive relief and declaratory judgments that would prohibit the substitution of Lipram for prescriptions of Creon. The Company believes the allegations are without merit and intends to defend this suit vigorously.

Other than the patent litigations described above, we are not aware of any other material pending or threatened legal actions, private or governmental, against us. However, as we file additional applications with FDA that contain Paragraph IV certifications, it is likely we will become involved in additional litigation related to those filings.

Insurance

As part of our patent litigation strategy, we have obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company ("AISLIC"), an affiliate of AIG International. This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. At present, we believe this insurance coverage is sufficient for our legal defense costs related to these seven ANDAs. Correspondence received from AISLIC indicated that, as of April 10 and 17, 2003, one of the policies had approximately $1,651,000 remaining on the limit of liability and the second of the policies had approximately $639,000 remaining on the limit of liability. In addition, as per the agreement with Teva, for the six products already filed at the time of the agreement, Teva will pay 50% of the attorneys' fees and costs in excess of the $7 million to be paid by AISLIC. For the three products filed since the agreement was signed, Teva will pay 45% of the attorneys' fees and costs, and for the remaining three products, Teva will pay 50% of the attorneys' fees and costs.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

                  o 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)    Reports

                  o The Company filed on February 12, 2003 a report on Form 8-K announcing earnings for the quarter and year ended December 31, 2002.

                  o The Company filed on February 24, 2003 a report on Form 8-K announcing that Merck & Co. had filed a lawsuit against IMPAX alleging patent infringement related to IMPAX's filing of an ANDA for Sinemet(R) CR Tablets.

                  o The Company filed on March 31, 2003 a report on Form 8-K announcing that the U.S. District Court of Chicago ruled IMPAX's fenofibrate capsules, a generic form of Tricor(R) Capsules, does not infringe on Abbott Laboratories' patent on this product.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          IMPAX LABORATORIES, INC.



          By:  /s/   BARRY R. EDWARDS                           April 29, 2003
             ------------------------------------               --------------
                     Co-Chief Executive Officer
                   (Principal Executive Officer)



          By:  /s/   CORNEL C. SPIEGLER                         April 29, 2003
             --------------------------------------------       --------------
                     Chief Financial Officer
             (Principal Financial and Accounting Officer)

                                CERTIFICATION OF
                           Co-CHIEF EXECUTIVE OFFICER

I, Charles Hsiao, Chairman & Co-CEO, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003 of Impax Laboratories, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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


                                 /s/ Charles Hsiao, Ph.D.
                           ---------------------------------------
                                     Charles Hsiao, Ph.D.
                           Chairman and Co-Chief Executive Officer


                                       April 29, 2003
                           ---------------------------------------

                                CERTIFICATION OF
                           Co-CHIEF EXECUTIVE OFFICER


I, Barry R. Edwards, Co-CEO, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003 of Impax Laboratories, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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


                                   /s/ Barry R. Edwards
                                --------------------------
                                       Barry R. Edwards
                                Co-Chief Executive Officer


                                      April 29, 2003
                                --------------------------

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER


I, Cornel C. Spiegler, CFO, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2003 of Impax Laboratories, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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


                                  /s/ Cornel C. Spiegler
                                  ------------------------
                                      Cornel C. Spiegler
                                  Chief Financial Officer


                                      April 29, 2003
                                  ------------------------