Form 10-Q/A
period 2002-06-30
IMPAX LABORATORIES INC
filed 2003-05-22
CIK 1003642

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-Q/A

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
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



           Delaware                                     65-0403311
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



           30831 Huntwood Avenue - Hayward, California 94544
------------------------------------------------------------------------
          (Address of principal executive offices) (Zip code)


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

                                EXPLANATORY NOTE

         The Registrant is filing this amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2002 in order to revise Item 6 and Exhibits
10.60 and 10.61 in response to comments we received from the Securities and Exchange Commission related to our Confidential Treatment Request for certain information contained in those exhibits. This report only revises Exhibits 10.60 and 10.61 to disclose additional portions of those exhibits that we had previously redacted. Other than these amendments, no other changes are being made to such Quarterly Report.

         This Report continues to speak as of the date of the original filing, and we have not updated the disclosure in this Report to speak as of a later date.

          -------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         10.60 Development, License and Supply Agreement dated as of June 1, 2002 between Wyeth, acting through its Wyeth Consumer Healthcare Division, and Impax Laboratories, Inc.

         10.61 Licensing, Contract Manufacturing & Supply Agreement between Schering Corporation and Impax Laboratories, Inc. dated June 18, 2002.


         (b) Reports:

                       None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of May 20, 2003.

                            IMPAX LABORATORIES, INC.



                            By:   BARRY R. EDWARDS
                                  ----------------------------------------------
                                  (Principal Executive Officer)
                                  Co-Chief Executive Officer


                            By:   CORNEL C. SPIEGLER
                                  ----------------------------------------------
                                  (Principal Financial and Accounting Officer)
                                  Chief Financial Officer