Form 10-Q/A
period 2002-06-30
IMPAX LABORATORIES INC
filed 2003-05-28
CIK 1003642

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-Q/A2

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

                                EXPLANATORY NOTE

         The Registrant is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended June 30, 2002 in order to revise Item 6 and Exhibits 10.60 and 10.61 in response to comments we received from the Securities and Exchange Commission related to our Confidential Treatment Request for certain information contained in those exhibits. This report only revises Exhibits 10.60 and 10.61 to disclose additional portions of those exhibits that we had previously redacted. In addition, this Amendment No. 2 is being filed to provide the certifications required by SEC regulation that were not filed with the prior amendment. Other than these amendments, no other changes are being made to such Quarterly Report.

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

         10.61 Licensing, Contract Manufacturing & Supply Agreement between Schering Corporation and Impax Laboratories, Inc. dated June 18, 2002.


         (b) Reports:

                       None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of May 28, 2003.

                            IMPAX LABORATORIES, INC.



                            By:   BARRY R. EDWARDS
                                  ----------------------------------------------
                                  (Principal Executive Officer)
                                  Co-Chief Executive Officer


                            By:   CORNEL C. SPIEGLER
                                  ----------------------------------------------
                                  (Principal Financial and Accounting Officer)
                                  Chief Financial Officer

                                CERTIFICATION OF
                           Co-CHIEF EXECUTIVE OFFICER

         I, Charles Hsiao, Chairman & Co-CEO, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A for the period ended June 30, 2002 of Impax Laboratories, Inc.

         2. Based on my knowledge, this quarterly report amendment does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this quarterly report.



Charles Hsiao
---------------------------------------
Charles Hsiao, Ph.D.
Chairman and Co-Chief Executive Officer


Date: May 28, 2003

                                CERTIFICATION OF
                           Co-CHIEF EXECUTIVE OFFICER


I, Barry R. Edwards, Co-CEO, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A for the period ended June 30, 2002 of Impax Laboratories, Inc.

         2. Based on my knowledge, this quarterly report amendment does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this quarterly report.



Barry R. Edwards
---------------------------
Barry R. Edwards
Co-Chief Executive Officer


Date: May 28, 2003

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER


         1. I have reviewed this quarterly report on Form 10-Q/A for the period ended June 30, 2002 of Impax Laboratories, Inc.

         2. Based on my knowledge, this quarterly report amendment does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading, with respect to the period covered by this quarterly report.



Cornel C. Spiegler
------------------------
Cornel C. Spiegler
Chief Financial Officer


Date: May 28, 2003