Form 10-Q
period 2003-06-30
IMPAX LABORATORIES INC
filed 2003-08-11
CIK 1003642

                United States Securities and Exchange Commission

                             Washington, D.C. 20549



                                    Form 10-Q



       (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________



                         Commission file number 0-27354

                            Impax Laboratories, Inc.

             (Exact name of registrant as specified in its charter)



                        Delaware                          65-0403311
             -------------------------------          -------------------
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)          Identification No.)



        30831 Huntwood Avenue - Hayward, California          94544
        --------------------------------------------------------------
          (Address of principal executive offices)         (Zip code)

        Registrant's telephone number including area code (510) 476-2000
                                                          ------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No ____


   Indicate by check mark whether registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act.) Yes __X__   No ____




   The number of shares outstanding of the registrant's common stock as of July 31, 2003 was approximately 52,561,681.


                                                  IMPAX LABORATORIES, INC.

                                                     INDEX TO FORM 10-Q

                                          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



                                                 PART I. FINANCIAL INFORMATION


                                                                                                                         PAGE
                                                                                                                         ----
Item 1.  Financial Statements:

               Balance Sheets as of June 30, 2003 and December 31, 2002............................................         3

               Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002...........         4

               Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002............................         5

               Notes to Financial Statements.......................................................................         6

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations....................        10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.................................................        16

Item 4.  Controls and Procedures...................................................................................        17


                                           PART II. OTHER INFORMATION AND SIGNATURES


Item 1.  Legal Proceedings.........................................................................................        17

Item 2.  Changes in Securities and Use of Proceeds ................................................................        23

Item 4.  Submission of Matters to a Vote of Security Holders ......................................................        23

Item 6.  Exhibits and Reports on Form 8-K..........................................................................        23

Signatures     ....................................................................................................        25

Certifications ....................................................................................................        26

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                                      IMPAX LABORATORIES, INC.
                                                           BALANCE SHEETS
                                                            (unaudited)
                                          (in thousands, except share and per share data)
                                                                                                     June 30,           December 31,
                                                                                                       2003                2002
                                                                                                    ----------          ----------
ASSETS

Current assets:
                  Cash and cash equivalents                                                         $   12,873          $   10,219
                  Short term investments                                                                13,920                   -
                  Accounts receivable, net                                                               8,584               6,524
                  Inventory                                                                             15,042              10,478
                  Prepaid expenses and other assets                                                        775                 973
                                                                                                    ----------          ----------
                                       Total current assets                                             51,194              28,194
Restricted Cash                                                                                         10,000              10,000
Property, plant and equipment, net                                                                      36,600              37,065
Investments and other assets                                                                             1,132                 807
Goodwill, net                                                                                           27,574              27,574
Intangibles, net                                                                                           571                 763
                                                                                                    ----------          ----------
                                       Total assets                                                 $  127,071          $  104,403
                                                                                                     =========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                  Current portion of long-term debt                                                 $    1,056          $      861
                  Accounts payable                                                                      10,382               7,529
                  Notes payable                                                                          5,778               3,999
                  Accrued expenses and deferred revenues                                                 8,627              10,859
                                                                                                    ----------          ----------
                                       Total current liabilities                                        25,843              23,248
Refundable deposit                                                                                      22,000              22,000
Long term debt                                                                                           9,394               9,105
Deferred revenues and other liabilities                                                                  2,737               1,486
                                                                                                    ----------          ----------

                                                                                                        59,974              55,839
                                                                                                    ----------          ----------
Stockholders' equity:
Mandatory redeemable convertible Preferred Stock:
             Series 2 mandatory redeemable convertible Preferred Stock, $0.01 par value 75,000 shares outstanding at June 30, 2003,
             and December 31, 2002, redeemable at $100 per share                                         7,500               7,500
                                                                                                    ----------          ----------
                                                                                                         7,500               7,500

         Common stock, $0.01 par value, 75,000,000 shares authorized and
             52,556,182 and 47,874,614 shares issued and outstanding
             at June 30, 2003, and December 31, 2002, respectively                                         526                 479
         Additional paid-in capital                                                                    154,921             131,085
         Unearned compensation                                                                             (11)               (158)
         Accumulated deficit                                                                           (95,839)            (90,342)
                                                                                                    ----------          ----------
                                       Total stockholders' equity                                       59,597              41,064
                                                                                                    ----------          ----------
                                       Total liabilities and stockholders' equity                   $  127,071          $  104,403
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

                                                     IMPAX LABORATORIES, INC.
                                                     STATEMENTS OF OPERATIONS
                                                           (unaudited)
                                     (dollars in thousands, except share and per share data)



                                                               Three Months Ended                        Six Months Ended
                                                                     June 30,                                June 30,
                                                         -------------------------------          ------------------------------
                                                             2003                2002                2003               2002
                                                         -----------         -----------          -----------        -----------
Net sales                                                $    13,460         $     5,145          $    24,526        $     8,577

Other revenues                                                   607                   0                  966                  0
                                                         -----------         -----------          -----------        -----------

Total revenues                                                14,067               5,145               25,492              8,577
                                                         -----------         -----------          -----------        -----------

Cost of sales                                                  9,321               3,982               17,468              7,121
                                                         -----------         -----------          -----------        -----------

Gross margin                                                   4,746               1,163                8,024              1,456

Research and development                                       4,347               4,476                8,102              7,366

Less:  Teva payments                                             (22)               (138)                (154)              (304)
                                                         -----------         -----------          -----------        -----------

Research and development, net                                  4,325               4,338                7,948              7,062

Selling expenses                                                 438                 646                1,006              1,304

General and administrative expenses                            2,083               1,939                4,205              4,109

Other operating income (expense), net                             10                  21                   21                 (9)
                                                         -----------         -----------          -----------        -----------

Net loss from operations                                      (2,090)             (5,739)              (5,114)           (11,028)

Interest income                                                   70                 167                  112                402

Interest expense                                                (264)               (366)                (495)              (733)
                                                         -----------         -----------          -----------        -----------

Net loss                                                 $    (2,284)        $    (5,938)         $    (5,497)       $   (11,359)
                                                         ===========         ===========          ===========        ===========

Net loss per share (basic and diluted)                   $     (0.05)        $     (0.13)         $     (0.11)       $     (0.24)
                                                         ===========         ===========          ===========        ===========

Weighted average common shares outstanding                50,608,445          47,306,741           49,250,049         47,061,223
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

                                                    IMPAX LABORATORIES, INC.
                                                    STATEMENTS OF CASH FLOWS
                                                          (unaudited)
                                                     (dollars in thousands)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                             ---------------------------------
                                                                                               2003                     2002
                                                                                             --------                 --------
Cash flows from operating activities:
    Net loss                                                                                 $ (5,497)                $(11,359)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                           1,782                    1,032
        Non-cash compensation charge (warrants and options)                                       429                      176
        Change in assets and liabilities:
             Accounts receivable                                                               (2,060)                  (1,038)
             Inventory                                                                         (4,564)                  (1,200)
             Prepaid expenses and other assets                                                   (127)                      55
             Accounts payable and other liabilities                                             1,872                    4,083
                                                                                             --------                 --------

                Net cash used in operating activities                                          (8,165)                  (8,251)
                                                                                             --------                 --------

Cash flows from investing activities:
    Purchases of property and equipment                                                        (1,125)                  (6,768)
    Sales (purchases) of short term investments                                               (13,920)                  12,508
                                                                                             --------                 --------

                Net cash (used in) provided by investing activities                           (15,045)                   5,740
                                                                                             --------                 --------


Cash flows from  financing activities:
    Notes payable borrowings                                                                    1,779                       --
    Additions to long-term debt                                                                   896                       --
    Repayment of long-term debt                                                                  (412)                    (116)
    Proceeds from sale of common stock                                                         23,324                    7,500
    Proceeds from issuance of common stock (upon exercise of
        stock options and warrants)                                                               277                      569
                                                                                             --------                 --------
    Net cash provided by financing activities                                                  25,864                    7,953
                                                                                             --------                 --------
    Net increase in cash and cash equivalents                                                   2,654                    5,442
                                                                                             --------                 --------
    Cash and cash equivalents, beginning of the period                                       $ 10,219                 $ 15,044
                                                                                             --------                 --------
    Cash and cash equivalents, end of the period                                             $ 12,873                 $ 20,486
                                                                                             ========                 ========

    Cash paid for interest                                                                   $    497                 $    251
                                                                                             ========                 ========


                           The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                Six Months Ended
                         June 30, 2003 and June 30, 2002


Note 1. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations expected for the year ending December 31, 2003.

Impax Laboratories, Inc. ("IMPAX," "we," "us," or "the Company") focuses on the development, manufacturing, and marketing of specialty pharmaceutical products utilizing its own formulation expertise and drug delivery technologies. The Company is currently marketing twenty-six generic pharmaceuticals, which represent dosage variations of ten different pharmaceutical compounds, and has twenty applications under review with the Food and Drug Administration (FDA), addressing approximately $6 billion in U.S. product sales in the twelve months ended May 31, 2003. Fifteen of these pending filings were filed under Paragraph IV of the Hatch-Waxman Amendments. The Company has approximately twenty-one other products in various stages of development for which applications have not yet been filed. The products are generic versions of brand name pharmaceuticals that had U.S. sales of approximately $11 billion in the twelve months ended May 31, 2003.

We have experienced, and expect to continue to experience, operating losses and negative cash flow from operations and our future profitability is uncertain. We do not know whether or when our business will ever be profitable or generate positive cash flow, and our ability to become profitable or obtain positive cash flow is uncertain. We have generated minimal revenues to date and have experienced operating losses and negative cash flow from operations since our inception. As of June 30, 2003, our accumulated deficit was $95,839,000 and we had outstanding indebtedness in an aggregate principal amount of $38,228,000, including the $22,000,000 refundable deposit from Teva. To remain operational, we must, among other things:

     o  continue to obtain sufficient capital to fund our operations;
     o  obtain FDA approval for our products;
     o  prevail in patent infringement litigation in which we are involved;
     o  successfully launch our new products; and
     o comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We expect to incur significant operating expenses, particularly research and development, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

The $22 million refundable deposit from Teva, less any forgiven amounts upon IMPAX's attainment of certain milestones, if any, is due and payable on January 15, 2004, in cash or equity at our discretion. As of July 31, 2003, we believe that up to $8.5 million of the $22 million may be forgiven prior to January 15, 2004, although there is no assurance that any of the $22 million may be ultimately forgiven. These milestone events, if achieved, will represent the culmination of a separate earnings process. We currently plan to repay the refundable deposit to Teva in stock. Accordingly, we have classified the refundable deposit as long-term in the accompanying balance sheet as of June 30, 2003. The price of the common stock for purposes of repaying any amounts owed under the loan will be the average closing sale price of our common stock measured over a ten-trading-day period ending two days prior to the transaction. However, if any of the shares we issue to Teva as repayment of the loan will cause Teva to own in excess of 19.9% of our outstanding common stock, we will have to repay that portion of the loan in excess of 19.9% in cash. If we repay the loan in stock, such payment will result in dilution. If we repay all our portion of the loan in cash, we may seek additional sources of liquidity to fund such payment, discussed below.

Although our existing cash and cash equivalents are expected to decline during the remainder of 2003, we believe that our existing cash and cash equivalent balances, together with our $25 million term loan and revolving line of credit, will be sufficient to meet our operational plan for the next twelve months. We may, however, seek additional financing through strategic alliances and/or equity or debt markets to repay the Teva deposit, if required, and to fund our research and development plans, fund opportunities for growth and potential revenues shortfall due to delays in new products introduction. However, we may be unable to obtain such financing.

To date, the Company has funded its research and development and other operating activities through equity and debt financings and strategic alliances.

Note 2. The major operational highlights for the six months ended June 30, 2003, included the following:

o In January 2003, the FDA granted final approval to the Company's Abbreviated New Drug Application (ANDA) for a generic version of Rilutek(R) (Riluzole 50mg) tablets. Aventis markets Rilutek(R) for the treatment of amyotrophic lateral sclerosis (ALS), also known as Lou Gehrig's disease. Approval followed the expiration of Aventis' Orphan Drug Exclusivity on December 12, 2002. According to NDCHealth, U.S. sales of Rilutek(R) were $31 million for the twelve months ended May 31, 2003.

o In January 2003, the FDA granted final approval to the Company's ANDA for a generic version of Claritin-D(R) 12-hour (Loratadine/Pseudoephedrine sulfate, 5mg/120mg) Extended Release Tablets. FDA approved a switch in Claritin-D(R) 12-hour's status from a prescription drug to an over-the-counter (OTC) drug for the relief of symptoms of seasonal allergic rhinitis (hay fever) on December 9, 2002.

o Also in January 2003, Abbott Laboratories filed a lawsuit against the Company in the federal district court of Delaware alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of the cholesterol drug Tricor(R) Tablets. Tricor(R) is a treatment for very high serum triglyceride levels. U.S. sales of Tricor(R) 160mg Tablets were approximately $485 million for the twelve months ended May 31, 2003, according to NDCHealth.

o In February 2003, Merck & Co., Inc. filed a lawsuit against the Company in the federal district court in Delaware alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of Sinemet(R) CR Tablets. Sinemet CR is used to treat patients with Parkinsonism. U.S. sales of Sinemet CR and the currently marketed generic equivalent were approximately $90 million in the twelve months ended May 31, 2003, according to NDCHealth. In April 2003, Merck & Co., Inc. withdrew its lawsuit alleging patent infringement related to our filing of the ANDA for a generic version of Sinemet(R) CR Tablets.

o On March 28, 2003, U.S. District Court in Chicago ruled that our Fenofibrate Capsules, a generic form of Tricor(R) Micronized Capsules, does not infringe Abbott Laboratories' patent on this product. Tricor is marketed for the treatment of hypercholesterolemia and hypertriglyceridemia. According to NDCHealth, U.S. sales of the capsule for the lipid-regulating agent were approximately $1.3 million for the twelve months ending May 31, 2003, as Abbott converted usage to the tablet form prior to the availability of generic capsules.

o On April 28, 2003, the FDA granted approval to the Company's ANDA for a generic version of Mestinon(R) (Pyridostigmine Bromide) 60mg tablets. ICN Pharmaceuticals, Inc. markets Mestinon(R) for symptomatic treatment of myasthenia gravis. Myasthenia gravis is a neuromuscular disorder primarily characterized by muscle weakness and rapid muscle fatigue. According to NDCHealth, U.S. sales of Mestinon(R) were $18 million for the twelve months ended May 31, 2003.

o On May 7, 2003, the Company completed a private placement of 4,394,081 shares of common stock, and warrants to purchase 878,815 shares of common stock to a select group of institutional investors for a purchase price of $24.0 million. In addition, the investors purchased an additional 183,000 shares of common stock on May 16, 2003 for approximately $1.0 million. The total price of the private placement was $25,000.000. The net proceeds of $23,324,000 are to be used for general corporate purposes. A Form S-3 registration statement registering the shares of common stock and the shares of common stock underlying the warrants was filed with the Securities and Exchange Commission on June 6, 2003.

o On May 28, 2003, the FDA accepted our filing of an ANDA for a generic version of Wellbutrin SR(R) (Bupropion Hydrochloride) 200mg Tablets. GlaxoSmithKline markets Wellbutrin SR(R) for the treatment of depression. U.S. sales of Wellbutrin SR(R) 200mg Tablets were approximately $131 million in the twelve months ended May 31, 2003, according to the NDCHealth.

Note 3. On July 31, 2003, IMPAX entered into an Exclusivity Transfer Agreement with Andrx Corporation (NASDAQ:ADRX) and a subsidiary of Teva Pharmaceutical Industries Ltd. (NASDAQ:TEVA) pertaining to pending Abbreviated New Drug Applications (ANDAs) for bioequivalent versions of Wellbutrin(R) SR and Zyban(R) (Bupropion Hydrochloride) 100mg and 150mg Extended Release Tablets filed by Andrx, as well as by the Company. Pursuant to the Company's existing strategic alliance agreement with Teva, Teva has U.S. marketing rights to IMPAX's versions of these products. Wellbutrin SR and Zyban, marketed by GlaxoSmithKline, had U.S. sales of over $1.7 billion for the twelve-month period ended May 31, 2003 according to NDCHealth.

The parties believe that the Andrx ANDAs for the products are entitled, under the Hatch-Waxman Act, to a 180-day period of marketing exclusivity. Under the Exclusivity Transfer Agreement, Andrx will continue to seek approval of its ANDAs. The agreement provides, among other things, that if Andrx is unable to launch its own products within a defined period of time, and IMPAX is able to market its products, Andrx will enable IMPAX to launch its own products through Teva, with the parties sharing certain payments with Andrx relating to the sale of the products for a 180-day period. Should Andrx launch its own products prior to the Impax product launch, it will share with IMPAX certain payments for a 180-day period.

Note 4. On August 1, 2003, the Court of Appeals for the Federal Circuit in Washington, D.C. upheld the lower court decision that ruled against certain claims by Schering-Plough Corporation of U.S. Patent No. 4,569,716 (the `716 patent) in litigation relating to the antihistamine product Claritin(R) (loratadine).

Note 5. On August 7, 2003, we received an Accusation from the Department of Justice, Bureau of Narcotic Enforcement, State of California, alleging that IMPAX failed to maintain adequate controls to safeguard precursors from theft or loss regarding its pseudoephedrine product in January 2003.

Note 6. In January 2003, following final approval from FDA and under the terms of a non-exclusive Licensing Contract Manufacturing and Supply Agreement, we commenced shipping the generic version of Claritin-D(R) 12-hour (loratadine and pseudoephedrine sulfate) 5mg/120mg Extended Release Tablets to Schering-Plough Corporation. Schering-Plough launched its OTC Claritin-D(R) 12-hour in March 2003. Shipments to Wyeth under our Development, License and Supply Agreement with them started in late March. Wyeth launched this product in mid-May as Alavert(TM) D12.

Note 7. Our gross receivables and related deductions activity for the six months ended June 30, 2003 and the year ended December 31, 2002 is:

         (in $000s)                                                                      June 30,               December 31,
                                                                                           2003                    2002
                                                                                         -------                  -------
        Gross accounts receivable                                                        $12,329                  $ 9,827
        Less:  Accrued rebates                                                            (2,165)                  (1,525)
        Less:  Accrued chargebacks                                                        (1,200)                  (1,373)
        Less:  Other deductions                                                             (380)                    (405)
                                                                                         -------                  -------
        Net accounts receivable                                                          $ 8,584                  $ 6,524
                                                                                         -------                  -------

Other deductions include allowance for disputable items, doubtful accounts, and cash discounts.


Chargebacks and Rebates Accruals activity for the six months ended June 30, 2003 and the year ended December 31, 2002 is:

                                                    CHARGEBACKS ACCRUAL
                                                    -------------------

   (in $000s)                                                                            June 30,               December 31,
                                                                                          2003                     2002
                                                                                         -------                  -------
   Beginning Balance                                                                     $ 1,373                  $   580
   Add:  Provision related to sales made in current period                                 3,354                    4,632
   Less:  Credits issued during the current period                                        (3,527)                  (3,839)
                                                                                         -------                  -------

   Ending Balance                                                                        $ 1,200                  $ 1,373
                                                                                         -------                  -------


                                                      REBATES ACCRUAL
                                                      ---------------

   (in $000s)                                                                            June 30,               December 31,
                                                                                          2003                     2002
                                                                                         -------                  -------
   Beginning Balance                                                                     $ 1,525                  $   886
   Add:  Provision related to sales made in current period                                 2,803                    4,095
   Less:  Credits issued during the current period                                        (2,163)                  (3,456)
                                                                                         -------                  -------

   Ending Balance                                                                        $ 2,165                  $ 1,525
                                                                                         -------                  -------

Note 8.  Our inventory consists of the following:

                                                                                         June 30,               December 31,
   (in $000s)                                                                              2003                    2002
                                                                                         -------                  -------
Raw materials.........................................................                   $ 8,135                  $ 7,122
Work in process.......................................................                       718                      365
Finished goods........................................................                     6,489                    3,191
                                                                                         -------                  -------
                                                                                          15,342                   10,678
Less:  Reserve for obsolescence and net realizable value                                    (300)                    (200)
                                                                                         -------                  -------
                                                                                         $15,042                  $10,478
                                                                                         =======                  =======


Note 9.  Intangibles consist of the following:

                                                                     Estimated           June 30,               December 31,
   (in $000s)                                                       useful life            2003                     2002
                                                                      (years)            -------                  -------
                                                                    -----------
Product rights and licenses......................                      3 - 8             $ 2,691                  $ 2,691

Less: Accumulated amortization                                                            (2,120)                  (1,928)
                                                                                         -------                  -------
                                                                                         $   571                  $   763
                                                                                         =======                  =======

Amortization expense was $192,000 for the six months ended June 30, 2003. Expected amortization expense for 2003 and 2004 is $384,000 and $379,000, respectively. The existing intangible assets will be fully amortized by December 31, 2004.

Note 10. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123."

Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's loss would have been increased to the pro forma amounts indicated below (in thousands):

                                                                                                Six Months Ended
                                                                                                     June 30
                                                                                         --------------------------------
                                                                                           2003                    2002
                                                                                         -------                  -------
Net loss, as reported                                                                    $(5,497)                $(11,359)
Add: Stock-based employee compensation
included in reported net income,
net of related tax effects                                                                  -                        -

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                                                (1,808)                  (1,289)
                                                                                         -------                 --------

Pro forma net loss                                                                       $(7,305)                $(12,648)
                                                                                         =======                 ========

Earnings per share:
         Basic - as reported                                                             $ (0.11)                $  (0.24)
                                                                                         -------                 --------
         Basic - pro forma                                                               $ (0.15)                $  (0.27)
                                                                                         -------                 --------

         Diluted - as reported                                                           $ (0.11)                $  (0.24)
                                                                                         -------                 --------
         Diluted - pro forma                                                             $ (0.15)                $  (0.27)
                                                                                         -------                 --------

The Company calculated the fair value of each option grant on the date of the grant using Black-Scholes pricing method with the following assumptions: dividend yield at 0%; weighted average expected option term of five years; risk-free interest rate of 2.79%. The expected stock price volatility for the six months ended June 30, 2003 was 69%. The weighted average fair value of options granted for the quarter was $2.87.

Note 11. Commitments and Contingencies

Patent Litigation

As part of our patent litigation strategy, we have obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company ("AISLIC"), an affiliate of AIG International. This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. Correspondence received from AISLIC indicated that, as of July 2003, one of the policies had approximately $1,114,000 remaining on the limit of liability and the second of the policies had reached its limit of liability. While Teva has agreed to pay 45% to 50% of the attorneys' fees and costs (in excess of the $7 million expected to be covered by our insurance policies for six products) related to the twelve products covered by our strategic alliance agreement with them, we will be responsible for the remaining expenses and costs for these products, and all of the costs associated with patent litigation for our other products and our future products.

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

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers, and strategic partners when the Company undertakes an obligation to guarantee the performance of others through the delivery of cash or other assets if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. As of June 30, 2003, all indemnifications included in agreements as of that date are excluded from the scope of FIN No. 45 as they relate primarily to our own future performance and do not require any contingent payments.

FIN 46

We currently have no relationships with variable interest entities as defined in FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" as of June 30, 2003.

Note 12. The Company reports both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding. Because the Company had net losses in each of the periods presented, only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share, as inclusion of the potential common shares would be anti-dilutive.

Mandatory redeemable convertible stock of 1,500,000 shares (on an as-converted basis), warrants to purchase 3,427,081 shares, and stock options to purchase 5,771,258 shares were outstanding at June 30, 2003, but were not included in the calculation of diluted earnings per share, as their effect would be anti-dilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To the extent any statements made in this report contain information that is not historical, these statements are forward-looking in nature and express the beliefs, expectations or opinions of management. For example, words such as "may," "will," "should," "estimates," "predicts" "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause IMPAX's future results, performance, or achievements to differ significantly from the results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, IMPAX's ability to obtain sufficient capital to fund its operations, the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, IMPAX's ability to successfully develop and commercialize pharmaceutical products, IMPAX's reliance on key strategic alliances, the uncertainty of patent litigation, the availability of raw materials, the regulatory environment, dependence on patent and other protection for innovative products, exposure to product liability claims, fluctuations in operating results and other risks detailed from time to time in IMPAX's filings with the Securities and Exchange Commission. Forward-looking statements speak only as to the date on which they are made, and IMPAX undertakes no obligation to update publicly or revise any forward-looking statement, regardless of whether new information becomes available, future developments occur, or otherwise.

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

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. We currently market twenty-six generic pharmaceuticals, which represent dosage variations of ten different pharmaceutical compounds, and have twenty applications pending at the FDA, including three tentatively approved, that address approximately $6 billion in U.S. product sales for the twelve months ended May 31, 2003. Fifteen of these pending filings were made under Paragraph IV of the Hatch-Waxman Amendments. We have approximately twenty-one other products in various stages of development for which applications have not yet been filed. These products are generic versions of brand name pharmaceuticals that had U.S. sales of approximately $11 billion for the twelve months ended May 31, 2003.

Results of Operations

We have incurred net losses in each year since our inception. We had an accumulated deficit of $95,839,000 at June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Overview

The net loss for the three months ended June 30, 2003, was $2,284,000 as compared to $5,938,000 for the three months ended June 30, 2002. The significant decrease in the net loss was primarily due to increased revenues for the quarter.

Revenues

Revenues for the three months ended June 30, 2003, were $14,067,000 as compared to $5,145,000 for the same period in 2002. The increase in net sales was primarily due to over-the counter (OTC) Loratadine and Pseudoephedrine Sulfate Extended Release 12-hour Tablets shipped to Schering-Plough and Wyeth, and Minocycline Hydrochloride 50mg, 75mg, and 100mg capsules, which were launched in the third quarter of 2002; higher sales of Fludrocortisone Acetate Tablets 0.1mg, and Lipram products; decreased product returns; and other revenue of $607,000 arising from strategic agreements with Schering-Plough, Wyeth, and Novartis. The following table summarizes the activity in total revenues for the three months ended June 30, 2003 and 2002:

                                                        2003         2002
                                                      -------       ------

         Product sales                                $17,932       $8,758
         Less:
            Rebates                                    (1,741)      (1,113)
            Chargebacks                                (2,040)        (866)
            Actual returns                               (188)        (902)
            Other credits                                (503)        (732)
                                                      -------       ------
                 Net sales                             13,460        5,145
         Other Revenues                                   607            -
                                                      -------       ------
         Total Revenues                               $14,067       $5,145
                                                      =======       ======

The rebates, chargebacks and other credits decreased for the three months ended June 30, 2003 to approximately 25% of product sales as compared to approximately 41% for the comparable period in 2002. This decrease was mainly due to Loratadine and Pseudoephedrine Sulfate Extended Release 12-hour Tablets which are exempt from rebates, chargebacks and other credits as per the agreements with Schering-Plough and Wyeth, as well as lower product returns.

Cost of Sales

The cost of sales for the three months ended June 30, 2003, was $9,321,000 as compared to $3,982,000 for the same period in 2002. The overall increase in cost of sales was primarily due to cost of materials as a result of increased product sales.

Gross Margin

Gross margin for the three months ended June 30, 2003 was $4,746,000 as compared to $1,163,000 for the same period in 2002. The gross margin improvement was primarily due to higher revenues, higher margins on a number of products, lower product returns, and improved plant capacity utilization.

Research and Development Expenses

The research and development expenses for the three months ended June 30, 2003, were $4,347,000 less reimbursements of $22,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. under the strategic alliance agreement signed in June 2001, as compared to $4,476,000 less reimbursements of $138,000 for the same period in 2002. The lower research and development expenditures in 2003 were attributable to lower cost of Active Pharmaceutical Ingredient (API) and bio-studies, offset by higher legal expenses related to patents and alleged patent infringement lawsuits, and personnel costs.

Selling Expenses

The selling expenses for the three months ended June 30, 2003, were $438,000 as compared to $646,000 for the same period in 2002. The decrease in selling expenses as compared to 2002 was primarily due to lower advertising and market research costs.

General and Administrative Expenses

The general and administrative expenses for the three months ended June 30, 2003, were $2,083,000 as compared to $1,939,000 for the same period in 2002. The increase in general and administrative expenses as compared to 2002 was primarily due to higher professional fees, insurance premiums, and personnel costs.

Interest Income

Interest income for the three months ended June 30, 2003, was $70,000 as compared to $167,000 for the same period in 2002, primarily due to lower cash equivalents, and lower interest rates.

Interest Expense

Interest expense for the three months ended June 30, 2003, was $264,000 as compared to $366,000 for the same period in 2002. This decrease was due to the elimination of the interest accrual on the refundable deposit with Teva. During the fourth quarter of 2002, we received tentative or final approval on three products, which met the condition that no future interest accrues on the refundable deposit. The interest expense for 2003 relates primarily to the two Cathay Bank loans, and the revolving credit facility and term loan agreement signed with Congress Financial in October 2002. The following table summarizes the activity for the three months ended June 30, 2003 and 2002:

                                                            2003          2002
                                                            ----          -----

              Interest expense                              $264          $ 150
              Interest on refundable deposit                   -            438
              Less: amount capitalized                         -           (222)
                                                            ----          -----
                   Total interest expense                   $264          $ 366
                                                            ----          -----

Net Loss

The net loss for the three months ended June 30, 2003, was $2,284,000 as compared to $5,938,000 for the same period in 2002. The decrease in the net loss of $3,654,000 was primarily due to increased revenues from newer products, higher gross margins, and slightly lower operating expenses.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Overview

The net loss for the six months ended June 30, 2003, was $5,497,000 as compared to $11,359,000 for the six months ended June 30, 2002. The decrease in the net loss of $5,862,000 was primarily due to higher revenues, which were partially offset by increased research and development costs.

Revenues

The total revenues for the six months ended June 30, 2003, were $25,492,000 as compared to $8,577,000 for the same period in 2002. The revenues increase was primarily due to the shipments of OTC Loratadine and Pseudoephedrine Sulfate Extended Release 12-hour Tablets under a licensing contract manufacturing agreement with Schering-Plough and Wyeth. In addition, other revenue from strategic agreements was $966,000 for the six months ended June 30, 2003 as compared $0 in 2002. The following table summarizes the activity in total revenues for the six months ended June 30, 2003.

                                                         2003           2002
                                                       -------         -------

         Product sales                                 $32,085         $15,412
         Less:
            Rebates                                     (2,803)         (2,018)
            Chargebacks                                 (3,354)         (1,736)
            Actual returns                                (320)         (1,495)
            Other credits                               (1,082)         (1,586)
                                                       -------         -------
                 Net sales                              24,526           8,577
         Other Revenues                                    966               -
                                                       -------              --
         Total Revenues                                $25,492         $ 8,577
                                                       =======         =======

Cost of Sales

The cost of sales for the six months ended June 30, 2003, was $17,468,000 as compared to $7,121,000 for the same period in 2002. The overall increase in cost of sales was primarily due to cost of materials as a result of increased product sales.

Gross Margin

The gross margin for the six months ended June 30, 2003 was $8,024,000 as compared to $1,456,000 for the same period in 2002. The increase in 2003 gross margin was primarily due to higher revenues, higher margins on a number of products, lower product returns, and improved plant capacity utilization.

Research and Development Expenses

The research and development expenses for the six months ended June 30, 2003, were $8,102,000 less reimbursement of $154,000 by TEVA under the strategic alliance agreement signed in June 2001, as compared to $7,366,000 less reimbursement of $304,000 for the same period in 2002. The increase in 2003 research and development expenses as compared to the same period in 2002 was due to higher costs for bio-studies, legal expenses related to patents and alleged patent infringement lawsuits and personnel costs.

Selling Expenses

The selling expenses for the six months ended June 30, 2003, were $1,006,000 as compared to $1,304,000 for the same period in 2002. The decrease in selling expenses as compared to 2002 was primarily due to lower advertising, and market research costs.

General and Administrative Expenses

The general and administrative expenses for the six months ended June 30, 2003, were $4,205,000 as compared to $4,109,000 for the same period in 2002. The increase in 2003 general and administrative expenses as compared to 2002 was primarily due to higher personnel costs, professional fees, and insurance premiums.

Interest Income

Interest income for the six months ended June 30, 2003, was $112,000 as compared to $402,000 for the same period in 2002, primarily due to lower cash equivalents and lower interest rates.

Interest Expense

Interest expense for the six months ended June 30, 2003, was $495,000 as compared to $733,000 for the same period in 2002. This decrease in interest expense was due to the elimination of the interest accrual on the refundable deposit with TEVA. The interest expense in 2003 relates to the two Cathay Bank loans and the revolving credit facility and term loan agreement signed with Congress Financial in October 2002. The following table summarizes the activity for the six months ended June 30, 2003 and 2002:

                                                          2003           2002
                                                          ----          -----

              Interest expense                            $495          $ 252
              Interest on refundable deposit                 -            876
              Less: amount capitalized                       -           (395)
                                                          ----          -----
                   Total interest expense                 $495          $ 733
                                                          ----          -----

Net Loss

The net loss for the six months ended June 30, 2003, was $5,497,000 as compared to $11,359,000 for the same period in 2002. The decrease in net loss was primarily due to higher revenues from new products which was partially offset by increases in research and development, and operating expenses.

Liquidity and Capital Resources

As of June 30, 2003, we had $12,873,000 in cash and cash equivalents, and $13,920,000 in short-term investments. The short-term investments mature within a year, and we believe that the market risk arising from holding these investments is not significant.

The net cash provided by financing activities for the six months ended June 30, 2003, was approximately $25,864,000, consisting of the $23,324,000 net proceeds from a private placement of common stock and warrants, and proceeds of $277,000 from issuance of common stock upon exercise of stock options and warrants, and net borrowings of $2,263,000 from the Congress Financial credit facility.

Our capital expenditures for the six months ended June 30, 2003 were $1,125,000 as compared to $6,768,000 for the same period in 2002. We expect our 2003 capital expenditures to approximate $5 million as compared to $15 million in 2002. The net cash used in investing activities included $13,920,000 for the purchase of the short-term investments from the proceeds of the private placement.

For the six months ended June 30, 2003, significant uses of cash from operating activities included the increase in accounts receivable balances by $2,060,000 and inventory buildup of $4,564,000. As a result, some of the proceeds from the private placement funded the net cash used in operating activities of $8,165,000.

In October 2002, we signed a three-year, $25 million Loan and Security Agreement with Congress Financial Corporation, comprised of a revolving loan of up to $20,500,000, and a term loan of up to $4,500,000. The revolving loan is collateralized by eligible accounts receivable and inventory, subject to sublimits and other terms, and the term loan is collateralized by machinery and equipment, with a 60-month amortization. In addition, a $10 million restricted cash account was established as collateral for this credit facility to be reduced based on meeting certain profitability targets. The interest rates for the revolving loans range from prime rate plus 1% to 1.75%, or eurodollar rate plus 3% to 3.75%, at our option, based on excess availability. The term loan has an interest rate of prime rate plus 1.5%, or eurodollar rate plus 4%, at our option. As of June 30, 2003, we borrowed approximately $5,778,000 against the revolving credit line and $3,700,000 against the term loan. The revolving credit facility and the term loan agreement have a number of quarterly covenants primarily covering Minimum Tangible Net Worth, and either EBITDA or excess availability and annual capital expenditures limit of $8 million. At June 30, 2003, all the bank loan covenants were met.

The $22 million refundable deposit from Teva, less any forgiven amounts upon IMPAX's attainment of certain milestones, if any, is due and payable on January 15, 2004, in cash or equity at our discretion. As previously indicated in Note 1, as of July 31, 2003, we believe that up to $8.5 million of the $22 million may be forgiven prior to January 15, 2004, although there is no assurance that any of the $22 million may be ultimately forgiven. These milestone events, if achieved, will represent the culmination of a separate earnings process. We currently plan to repay the refundable deposit in stock. Accordingly, we have classified the refundable deposit as long-term in the accompanying balance sheet as of June 30, 2003. The price of the common stock for purposes of repaying any amounts owed under the loan will be the average closing sale price of our common stock measured over a ten-trading-day period ending two days prior to the transaction. However, if any of the shares we issue to Teva as repayment of the loan will cause Teva to own in excess of 19.9% of our outstanding common stock, we will have to repay the portion of the loan in excess of 19.9% in cash. If we repay the loan in stock, such payment will result in dilution. If we repay all our portion of the loan in cash, we may seek additional sources of liquidity to fund such payment, discussed below.

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

Although our existing cash and cash equivalents are expected to decline during 2003, we believe that our existing cash and cash equivalent balances, together with our $25 million term loan and revolving line of credit, will be sufficient to meet our operational plan for the next twelve months. We may, however, seek additional financing through strategic alliances and/or equity or debt markets to repay the Teva deposit, if required, and to fund our research and development plans, fund opportunities for growth and potential revenues shortfall due to delays in new products introduction. However, we may be unable to obtain such financing.

To date, we have funded our research and development and other operating activities through equity and debt financings, and strategic alliances.

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

The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The provisions of this Statement did not have, and are not expected to have, a material impact on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company's 2003 fiscal year or, in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The provisions of this Statement have not had, and are not expected to have, a material impact on the Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not, by itself, create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on January 1, 2003. The Company does not expect that this Statement will have a material impact on the Company's financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition. The Company does not expect that this Statement will have a material impact on the Company's financial condition or results of operations.

Also in November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. We reviewed all material agreements and concluded that all indemnifications are excluded from the scope of FIN No. 45 as they relate primarily to our own future performance and do not require any contingent payments.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amendment of FASB Statement No. 123." This statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 10 to the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. IMPAX does not have any relationships with variable interest entities as of June 30, 2003.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This new Statement requires that those instruments be classified as liabilities in the balance sheet and is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of this Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's investment portfolio consists of cash and cash equivalents and marketable securities stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal while, at the same time, maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, short-term commercial paper, and highly rated money market funds. One hundred percent of the Company's portfolio matures in less than one year. The carrying value of the investment portfolio approximates the market value at June 30, 2003. The Company's debt instruments at June 30, 2003, are subject to fixed interest rates and principal payments. We believe that the fair value of our fixed rate long-term debt and refundable deposit approximates their carrying value of approximately $31.4 million at June 30, 2003. While changes in market interest rates may affect the fair value of our fixed rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

We do not use derivative financial instruments and have no material foreign exchange or commodity price risks.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of our management, including our principal executive officers and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission's rules and forms. The Co-CEOs and CFO also conducted an evaluation of internal control over financial reporting ("Internal Control") to determine whether any changes in Internal Controls occurred during the quarter that have materially affected, or which are reasonably likely to materially affect, Internal Controls.

Based on this evaluation, there has been no such change during the quarter covered by this report. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II  - OTHER INFORMATION
----------------------------
ITEM 1. LEGAL PROCEEDINGS

Patent Litigation

There has been substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products that are the subject of conflicting patent rights. One or more patents cover most of the brand name controlled-release products for which we are developing generic versions. Under the Hatch-Waxman Amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder's receipt of such certification. If the patent holder files suit, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered, 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by us, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we are successful, could have a material adverse effect on our results of operations and financial position. In addition, there can be no assurance that any patent litigation will be resolved prior to the 30-month period. As a result, even if the FDA were to approve a product upon expiration of the 30-month period, we may be prevented from marketing that product if patent litigation is still pending.

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

In December 2002, following proceedings before a Special Master appointed to supervise discovery in the case, the trial court entered a new scheduling order governing pre-trial proceedings relating to the six Second Wave defendants, including IMPAX. The timing of further proceedings in this litigation may be adversely affected by the appellate proceedings that have been commenced by AstraZeneca and several of the First Wave Defendants. Under the scheduling order entered by the court, discovery and pretrial proceedings have already commenced, with the parties exchanging additional document requests and interrogatories. Depositions of fact witnesses commenced on February 15, 2003 and, under the scheduling order, are expected to be completed by September 2003. Expert witness depositions are expected to be completed by November 2003.

Two of the Second Wave defendants filed Motions for Summary Judgment of Non-Infringement based upon Judge Jones' October 2002 ruling. The trial court has deferred ruling on those motions until discovery is completed.

Under the scheduling order, any further Motions for Summary Judgment must be filed by December 31, 2003, and they will be heard by the trial court during the first quarter of 2004. IMPAX may well file a Motion for Summary Judgment of non-infringement following the close of discovery. If the case is not summarily resolved (as by Summary Judgment), the case involving IMPAX will be returned to the U.S. District Court in Delaware for trial. A possibility exists that the case will be transferred back to New York for a consolidated trial before the same judge who decided the First Wave cases. Trial will commence as soon as practicable thereafter. If IMPAX does not file a Motion for Summary Judgment or if such a motion is denied, IMPAX will press the court to schedule a date for trial of the case in early 2004, but no assurance can be given that trial will commence at any particular time. IMPAX believes, however, that any trial that might be scheduled in the case will commence no later than the first half of 2004. IMPAX is vigorously defending the action brought by AstraZeneca. IMPAX's defense of the action is being conducted under an insurance policy issued by AIG, which pays a portion of the costs of IMPAX's defense of AstraZeneca's suit (see "Insurance" below). In March, 2001, AstraZeneca advised all of the defendants in the multidistrict litigation that four new patents had been added to the FDA's Orange Book as Omeprazole patents. IMPAX filed Paragraph IV certifications asserting that, to its knowledge, its Omeprazole 10mg, 20mg, and 40mg Delayed Released Capsules will not infringe valid claims of the four newly listed patents. The forty-five (45) day period for AstraZeneca to file suit against IMPAX under the four patents expired on August 6, 2001. AstraZeneca did not file suit on these patents against IMPAX or any other generic company that filed Paragraph IV certifications for these patents.

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

Abbott and Fournier have filed a petition requesting a rehearing before the Federal circuit in its appeal in the Novopharm case. This petition was denied, and on July 11, 2003, the complaint was dismissed with prejudice.

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

On August 21, 2002, Judge Patel granted IMPAX's motions for Summary Judgment, stating that "prosecution estoppel bars infringement by equivalents throughout the `798 patent." Glaxo has appealed Judge Patel's decision to the Court of Appeals for the Federal Circuit and that appeal was fully briefed on January 22, 2003. The defense costs in this litigation are covered under an insurance policy issued by AIG (see "Insurance" below). Oral argument was heard on June 2, 2003 and IMPAX is currently awaiting a decision from the Court of Appeals.

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

Fact discovery and expert discovery on issues related to the `716 patent have ended. In accordance with the schedule set by the Court, the parties filed Initial Dispositive Motions on issues related to the `716 patent on October 31, 2001 - and these motions were fully briefed December 2001. Oral argument on two of the Dispositive Motions took place before Judge Bissell on June 26, 2002. On August 8, 2002, Judge Bissell granted Defendants' Motion for Summary Judgment that Claims 1 and 3 of the `716 Patent are inherently anticipated by Schering-Plough's '233 Patent and denied Schering-Plough's Motion for Summary Judgment on Defendants' inherent anticipation defenses and counterclaims. The Court held that Claims 1 and 3 of the `716 patent - the claims of that patent that Schering-Plough asserted against IMPAX in Case Nos. 01-0009, 01-0279, 01-0520 - are invalid. Schering-Plough has appealed Judge Bissell's decision to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on Schering's appeal on April 8, 2003. On August 1, 2003, the Court of Appeals for the Federal Circuit in Washington, D.C. upheld the lower court decision that ruled against certain claims by Schering-Plough of the `716 patent in litigation relating to the antihistamine product Claritin(R) (loratadine).

In Case No. 01-0009, fact discovery on the `697 patent is completed and expert discovery on the `697 patent was completed on January 24, 2003. IMPAX served a dispositive motion on issues related to the `697 patent on May 5, 2003. The defense costs in this litigation were covered under an insurance policy issued by AIG (see "Insurance" below).

Aventis Pharmaceuticals Inc., et al. v. IMPAX: The Fexofenadine Cases
---------------------------------------------

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

On June 23, 2003, IMPAX filed Summary Judgment motions for non-infringement of United States Patent Numbers 6,039,974; 6,113,942; and 5,855,912; and for non-infringement and invalidity of United States Patent Number 5,738,872. Oral argument is scheduled for September 29, 2003.

Purdue Pharma L.P. et al. v IMPAX: The Oxycodone Cases
----------------------------------

On April 11, 2002, Purdue Pharma and related companies filed a complaint in the United States District Court for the Southern District of New York alleging that IMPAX's submission of ANDA No. 76-318 for 80mg OxyContin Tablets infringes three patents owned by Purdue. The Purdue patents are U.S. 4,861,598, U.S. 4,970,075 and U.S. 5,266,331, all directed to controlled release opiod formulations. On September 19, 2002, Purdue filed a second Infringement Complaint regarding IMPAX's 40mg OxyContin generic product. On October 9, 2002, Purdue filed a third Infringement Complaint regarding IMPAX's 10mg and 20mg OxyContin generic products. Purdue is seeking, among other things, a court order preventing IMPAX from manufacturing, using or selling any drug product that infringes the subject Purdue patents. IMPAX is currently disputing the jurisdiction of the United States District Court for the Southern District of New York in which Purdue has brought this matter by pursuing a Motion to Dismiss Purdue's action. As of July 8, 2003, the court has not ruled on IMPAX's pending motion.

Purdue previously sued Boehringer Ingelheim/Roxane, Endo and Teva on the same patents. The Endo trial recently concluded on June 23, 2003. It is likely that one or more of these other defendants will resolve the invalidity issues surrounding the Purdue patents prior to IMPAX going to trial. The Boehringer Ingelheim/Roxane suit is stayed.

These are patent infringement actions relating to IMPAX's Abbreviated New Drug Application (ANDA) for approval to market generic versions of Purdue's OxyContin(R). All three actions are in their early stages. We are contesting these patent infringement actions vigorously. While it is difficult to predict the outcome of litigation, especially hotly contested litigations such as these, we believe that IMPAX has a solid position and is likely to prevail. Due to the nature of ANDA patent litigation, monetary damages cannot be awarded against IMPAX merely for filing the ANDA. If IMPAX lost all these actions and, in addition, was found to have willfully infringed Purdue's patents, IMPAX could be liable for Purdue's attorneys' fees.

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

The discovery phase of the action is substantially complete. IMPAX has filed three Motions for Summary Judgment. A trial for the matter has been scheduled for early in the fourth quarter of 2003.

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

Solvay Pharmaceuticals v. IMPAX: The Creon(R) Case
--------------------------------

On April 11, 2003, Solvay Pharmaceuticals, Inc., manufacturer of the Creon(R) line pancreatic enzyme products, brought suit against the Company in the U.S. District Court for the District of Minnesota claiming that the Company has engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the Company's marketing and sale of its Lipram products. The suit seeks actual and consequential damages, including treble damages, attorneys' fees, injunctive relief and declaratory judgments that would prohibit the substitution of Lipram for prescriptions of Creon. On June 6, 2003, IMPAX filed a Motion for Dismissal of Plaintiff's Complaint, which seeks to dismiss every count of Solvay's complaint. Oral argument on that Motion is set for September 5, 2003. The Company believes the allegations are without merit and intends to defend this suit vigorously.

State of California v. IMPAX
----------------------------

On August 7, 2003, we received an Accusation from the Department of Justice, Bureau of Narcotic Enforcement, State of California, alleging that IMPAX failed to maintain adequate controls to safeguard precursors from theft or loss regarding its pseudoephedrine product in January 2003. The Company is currently reviewing this Accusation.

Other than the patent litigations described above, we are not aware of any other material pending or threatened legal actions, private or governmental, against us. However, as we file additional applications with FDA that contain Paragraph IV certifications, it is likely we will become involved in additional litigation related to those filings.

Insurance

As part of our patent litigation strategy, we have obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company ("AISLIC"), an affiliate of AIG International. This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. Correspondence received from AISLIC indicated that, as of July 2003, one of the policies had approximately $1,114,026 remaining on the limit of liability, and the second of the policies had reached its limit of liability. While Teva has agreed to pay 45% to 50% of the attorneys' fees and costs (in excess of the $7 million expected to be covered by our insurance policies for six products) related to the twelve products covered by our strategic alliance agreement with them, we will be responsible for the remaining expenses and costs for these products, and all of the costs associated with patent litigation for our other products and our future products.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 7, 2003, the Company sold in a private placement 4,577,083 shares of common stock and warrants to purchase 878,815 shares of common stock for approximate consideration of $25,000,000. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 15, 2003, the following actions were approved, by the votes indicated:

a) Ten directors were elected:

   Leslie Z. Benet, Ph.D.      41,172,068 For       225,003  Withhold authority
   Robert L. Burr              41,171,568 For       225,503  Withhold authority
   Barry R. Edwards            41,364,322 For        32,749  Withhold authority
   David J. Edwards            40,995,323 For       401,748  Withhold authority
   Nigel Fleming, Ph.D.        41,171,668 For       225,403  Withhold authority
   Charles Hsiao, Ph.D.        41,357,509 For        39,562  Withhold authority
   Larry Hsu, Ph.D.            41,357,709 For        39,362  Withhold authority
   Michael Markbreiter         41,357,422 For        39,649  Withhold authority
   Oh Kim Sun                  41,364,309 For        32,762  Withhold authority
   Peter R. Terreri            41,356,922 For        40,149  Withhold authority

b) The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2003 was ratified, as follows:

           41,373,934 For        7,737 Against           15,400 Abstaining

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

                  o   4.1 -  Common Stock and Warrant Purchase Agreement, dated
                             May 6, 2003 (to sell 4,577,081 shares of common stock and warrants to purchase 878,815 shares of common stock to a select group of institutional investors for a total purchase price of approximately $25,000,000). (Incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 8, 2003.)

                  o   4.2 -  Registration Rights Agreement dated May 7, 2003.
                             (Incorporated by reference to Exhibit 4.2 of the Form 8-K filed on May 8, 2003.)

                  o   31.1 - Certifications pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002.

                  o   32.1 - Certifications pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002.


     (b)    Reports

                  o The Company furnished on April 9, 2003, a report on Form 8-K (Item 9) announcing that Merck & Co. had withdrawn its lawsuit against IMPAX related to its filing of an ANDA for a generic version of Sinemet CR tablets.

                  o The Company furnished on April 30, 2003 a report on Form 8-K (Item 9) announcing earnings for the first quarter ended March 31, 2003.

                  o The Company furnished on May 8, 2003 a report on Form 8-K (Items 5 and 7) announcing that IMPAX had entered into a Private Placement Agreement to sell 4,577,081 shares of common stock and warrants to purchase 878,815 shares of common stock to a select group of institutional investors for a total price of approximately $25 million.

                  o The Company furnished on May 28, 2003 a report on Form 8-K (Item 9) announcing that the FDA had accepted the Company's filing of an ANDA for its bupropion hydrochloride extended release product.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     IMPAX LABORATORIES, INC.

                     By:                 BARRY R. EDWARDS                                   August 8, 2003
                     -----------------------------------------------            --------------------------------
                                       Co-Chief Executive Officer
                                      (Principal Executive Officer)



                     By:             CORNEL C. SPIEGLER                                     August 8, 2003
                     -------------------------------------------------          --------------------------------
                                   Chief Financial Officer
                        (Principal Financial and Accounting Officer)