Form 10-Q
period 2003-09-30
IMPAX LABORATORIES INC
filed 2003-11-14
CIK 1003642

                United States Securities and Exchange Commission

                             Washington, D.C. 20549



                                    Form 10-Q



       (Mark One)

              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended        September 30, 2003
                                             ------------------------------

                                       OR


              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                          SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to _____________



                         Commission file number 0-27354
                                                -------

                            Impax Laboratories, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                              65-0403311
       -------------------------------             -------------------
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)



        30831 Huntwood Avenue - Hayward, California           94544
--------------------------------------------------------------------------------
       (Address of principal executive offices)             (Zip code)

       Registrant's telephone number including area code   (510) 476-2000
                                                         -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      -----

        Indicate by check mark whether registrant is an accelerated filer
                 (as defined in Rule 12b-2 of the Act.) Yes   X     No
                                                            -----      -----


     The number of shares outstanding of the registrant's common stock as of
            October 31, 2003       was approximately     53,585,313   .
        --------------------------                   ------------------

                            IMPAX LABORATORIES, INC.

                               INDEX TO FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003



                                              PART I. FINANCIAL INFORMATION


                                                                                                                         PAGE
                                                                                                                         ----
Item 1.  Financial Statements:

            Balance Sheets as of September 30, 2003 and December 31, 2002 (unaudited) .............................         3

            Statements of Operations for the Three Months and
                 Nine Months Ended September 30, 2003 and 2002 (unaudited).........................................         4

            Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited) ............         5

            Notes to Financial Statements (unaudited) .............................................................         6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................        11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.................................................        19

Item 4.  Controls and Procedures...................................................................................        19




                                         PART II. OTHER INFORMATION AND SIGNATURES


Item 1.  Legal Proceedings.........................................................................................        20

Item 2.  Changes in Securities and Use of Proceeds.................................................................        26

Item 6.  Exhibits and Reports on Form 8-K..........................................................................        26

Signatures     ....................................................................................................        28

Certifications ....................................................................................................        29

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            IMPAX LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (unaudited)
                 (in thousands, except share and per share data)

                                                                                        September 30,      December 31,
                                                                                            2003              2002
                                                                                        ------------       -----------
ASSETS
Current assets:
              Cash and cash equivalents                                                 $     22,482       $    10,219
              Accounts receivable, net                                                         7,899             6,524
              Inventory                                                                       19,863            10,478
              Prepaid expenses and other assets                                                  922               973
                                                                                        ------------       -----------
                               Total current assets                                           51,166            28,194
Restricted Cash                                                                               10,000            10,000
Property, plant and equipment, net                                                            37,696            37,065
Investments and other assets                                                                   1,145               807
Goodwill, net                                                                                 27,574            27,574
Intangibles, net                                                                                 475               763
                                                                                        ------------       -----------
                               Total assets                                             $    128,056       $   104,403
                                                                                        ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
              Current portion of long-term debt                                         $      1,153       $       861
              Accounts payable                                                                15,564             7,529
              Notes payable                                                                    5,195             3,999
              Accrued expenses and deferred revenues                                           9,043            10,859
                                                                                        ------------       -----------
                               Total current liabilities                                      30,955            23,248
Refundable deposit                                                                             8,500            22,000
Long term debt                                                                                 9,035             9,105
Deferred revenues and other liabilities                                                        2,441             1,486
                                                                                        ------------       -----------
                               Total liabilities                                              50,931            55,839
Commitments and contingencies

Mandatorily redeemable convertible Preferred Stock:
              Series 2 mandatorily redeemable convertible Preferred Stock, $0.01 par value 75,000 shares outstanding at September 30, 2003,
              and December 31, 2002, redeemable at $100 per share                              7,500             7,500
                                                                                        ------------       -----------

Stockholders' equity:
              Common stock, $0.01 par value, 75,000,000 shares authorized and
              53,498,924 and 47,874,614 shares issued and outstanding
              at September 30, 2003, and December 31, 2002, respectively                         535               479
              Additional paid-in capital                                                     168,540           131,085
              Unearned compensation                                                               (3)             (158)
              Accumulated deficit                                                            (99,447)          (90,342)
                                                                                        ------------       -----------
                               Total stockholders' equity                                     69,625            41,064
                                                                                        ------------       -----------
                               Total liabilities and stockholders' equity               $    128,056       $   104,403
                                                                                        ============       ===========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
             (dollars in thousands, except share and per share data)

                                                               Three Months Ended                    Nine Months Ended
                                                                 September  30,                        September 30,
                                                               ------------------                    -----------------
                                                            2003                2002             2003                 2002
                                                         -----------         -----------      -----------         -----------

Net Sales                                                $    15,908         $     7,283      $    40,434         $    15,860

Other revenues                                                   589                 255            1,555                 255
                                                         -----------         -----------      -----------         -----------

Total revenues                                                16,497               7,538           41,989              16,115
                                                         -----------         -----------      -----------         -----------

Cost of sales                                                 12,976               5,153           30,444              12,274
                                                         -----------         -----------      -----------         -----------

Gross margin                                                   3,521               2,385           11,545               3,841

Research and development                                       4,203               4,533           12,305              11,899

Less:  Teva payments                                             (93)               (182)            (247)               (486)
                                                         -----------         -----------      -----------         -----------

Research and development, net                                  4,110               4,351           12,058              11,413

Selling expenses                                                 546                 697            1,552               2,001

General and administrative expenses                            2,321               2,084            6,526               6,193

Other operating income (expense), net                              4                 (30)              25                 (39)
                                                         -----------         -----------      -----------         -----------

Net loss from operations                                      (3,452)             (4,777)          (8,566)            (15,805)

Interest income                                                   87                 138              199                 540

Interest expense                                                (243)               (571)            (738)             (1,304)
                                                         -----------         -----------      -----------         -----------

Income (Loss) before provision for income taxes               (3,608)             (5,210)          (9,105)            (16,569)
                                                         -----------         -----------      -----------         -----------

Provision for income taxes                                        --                  --               --                  --

Net loss                                                      (3,608)             (5,210)          (9,105)            (16,569)
                                                         ===========         ===========      ===========         ===========

Net loss per share (basic and diluted)                   $     (0.07)        $     (0.11)     $     (0.18)        $     (0.35)
                                                         ===========         ===========      ===========         ===========

Weighted average common shares outstanding                52,610,356          47,778,512       50,382,455          47,302,950
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

                            IMPAX LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                     -----------------
                                                                                                 2003                 2002
                                                                                              -----------         -----------
Cash flows from operating activities:
       Net loss                                                                               $    (9,105)        $   (16,569)
       Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                                             2,718               1,773
          Non-cash compensation charge (warrants and options)                                         437                 351
          Change in assets and liabilities:
             Accounts receivable                                                                   (1,375)             (2,144)
             Inventory                                                                             (9,385)             (1,581)
             Prepaid expenses and other assets                                                       (287)                981
             Accounts payable and other liabilities                                                 7,174               8,849
                                                                                              -----------         -----------

                Net cash used in operating activities                                              (9,823)             (8,340)
                                                                                              -----------         -----------

Cash flows from investing activities:
       Purchases of property and equipment                                                         (3,063)            (12,653)
       Sales of short term investments                                                                  -              20,422
                                                                                              -----------         -----------

                Net cash (used in) provided by investing activities                                (3,063)              7,769
                                                                                              -----------         -----------

Cash flows from  financing activities:
       Notes payable borrowings                                                                     1,196                  --
       Additions to long-term debt                                                                    896                  --
       Repayment of long-term debt                                                                   (674)               (173)
       Net proceeds from sale of common stock                                                      23,298               7,500
       Proceeds from issuance of common stock (upon exercise of
          stock options and warrants)                                                                 433                 605
                                                                                              -----------         -----------
       Net cash provided by financing activities                                                   25,149               7,932
                                                                                              -----------         -----------
       Net increase in cash and cash equivalents                                                   12,263               7,361
                                                                                              -----------         -----------
       Cash and cash equivalents, beginning of the period                                     $    10,219         $    15,044
                                                                                              -----------         -----------
       Cash and cash equivalents, end of the period                                           $    22,482         $    22,405
                                                                                              ===========         ===========

       Cash paid for interest                                                                 $       447         $       384
                                                                                              ===========         ===========
       Cash paid for income taxes                                                             $         -         $         -
                                                                                              ===========         ===========


    Supplemental disclosure of non-cash investing and financing activities:
    In September 2003, the Company issued 888,918 shares of common stock to Teva, paying $13.5 million of the original $22 million refundable deposit.


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                Nine Months Ended
                    September 30, 2003 and September 30, 2002
                                   (unaudited)

Note 1. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations expected for the year ending December 31, 2003.

Impax Laboratories, Inc. ("IMPAX," "we," "us," or "the Company") focuses on the development, manufacturing, and marketing of specialty pharmaceutical products utilizing its own formulation expertise and drug delivery technologies. The Company is currently marketing twenty-seven generic pharmaceuticals, which represent dosage variations of ten different pharmaceutical compounds, and has eighteen applications under review with the Food and Drug Administration (FDA), addressing approximately $7 billion in U.S. product sales in the twelve months ended August 31, 2003. Fourteen of these pending filings were filed under Paragraph IV of the Hatch-Waxman Amendments. The Company has approximately twenty-five other products in various stages of development for which applications have not yet been filed. These other products are generic versions of pharmaceutical products that had U.S. sales of approximately $12.7 billion in the twelve months ended August 31, 2003.

We have experienced, and expect to continue to experience, operating losses and negative cash flow from operations and our future profitability is uncertain. We do not know whether or when our business will ever be profitable or generate positive cash flow, and our ability to become profitable or obtain positive cash flow is uncertain. We have experienced operating losses and negative cash flow from operations since our inception. As of September 30, 2003, our accumulated deficit was $99,447,000 and we had outstanding indebtedness in an aggregate principal amount of $23,883,000 including $8,500,000 refundable deposit from Teva. To remain operational, we must, among other things:

   o    continue to obtain sufficient capital to fund our operations;

   o    obtain FDA approval for our products;

   o    prevail in patent infringement litigation in which we are involved;

   o    successfully launch our new products; and

   o comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We expect to incur significant operating expenses, particularly manufacturing, and research and development for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

The $8.5 million refundable deposit from Teva, less any forgiven amounts upon IMPAX's attainment of certain milestones, if any, is due and payable on January 15, 2004, in cash or equity at our discretion. As of September 30, 2003, we believe that up to $8.5 million may be forgiven prior to January 15, 2004, although there is no assurance that any of the $8.5 million may be ultimately forgiven. These milestone events, if achieved, will represent the culmination of a separate earnings process. We currently plan to repay the remaining balance of the refundable deposit to Teva in stock. Accordingly, we have classified the refundable deposit as long-term in the accompanying balance sheet as of September 30, 2003. The price of the common stock for purposes of repaying any amounts owed under the loan will be the average closing sale price of our common stock measured over a ten-trading-day period ending two days prior to the transaction. However, if any of the shares we issue to Teva as repayment of the loan will cause Teva to own in excess of 19.9% of our outstanding common stock, we will have to repay that portion of the loan in excess of 19.9% in cash. In September 2003, we issued 888,918 shares of common stock to Teva, paying $13.5 million of the original $22 million refundable deposit. As of September 30, 2003, to our knowledge, Teva owns 2,351,001 shares of IMPAX common stock, or approximately 4.4% of the outstanding common stock. If we repay some or all of the $8.5 million remaining deposit in stock, such payment will result in dilution. If we repay the remaining balance in cash, we may seek additional sources of liquidity to fund such payment, discussed below.

Although our existing cash and cash equivalents are expected to decline during the remainder of 2003, we believe that our existing cash and cash equivalent balances, together with our revolving line of credit, will be sufficient to meet our operational plan for the next twelve months. We may, however, seek additional financing through strategic alliances and/or equity or debt markets to repay the Teva deposit, if required, and to fund our research and development plans, fund opportunities for growth, and potential revenues shortfall due to delays in new products introduction. However, we may be unable to obtain such financing.

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

Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands) except per share amounts:

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                              ------------------                   -----------------
                                                            2003              2002               2003             2002
                                                         -----------      -----------         -----------      -----------

Net loss, as reported                                    $    (3,608)     $    (5,210)        $    (9,105)     $   (16,569)
Add: Stock-based employee compensation
included in reported net income,
net of related tax effects                                        -                -                   -                -

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                      (919)            (635)             (2,727)          (1,924)
                                                         -----------      -----------         -----------      -----------

Pro forma net loss                                       $    (4,528)     $    (5,845)        $   (11,833)     $   (18,493)
                                                         ===========      ===========         ===========      ===========

Earnings per share:
         Basic - as reported                             $     (0.07)     $     (0.11)        $     (0.18)     $     (0.35)
                                                         -----------      -----------         -----------      -----------
         Basic - pro forma                               $     (0.09)     $     (0.12)        $     (0.23)     $     (0.39)
                                                         -----------      -----------         -----------      -----------

         Diluted - as reported                           $     (0.07)     $     (0.11)        $     (0.18)     $     (0.35)
                                                         -----------      -----------         -----------      -----------
         Diluted - pro forma                             $     (0.09)     $     (0.12)        $     (0.23)     $     (0.39)
                                                         -----------      -----------         -----------      -----------

The Company calculated the fair value of each option grant on the date of the grant using Black-Scholes pricing method with the following assumptions: dividend yield at 0%; weighted average expected option term of five years; risk-free interest rate of 2.84%. The expected stock price volatility for the three months ended September 30, 2003 was 82%. The weighted average fair value of options granted for the quarter was $9.713. For the nine months ended September 30, 2003, the expected stock price volatility was 73%. The weighted fair value of options granted for the nine month period was $3.63.

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

Mandatorily redeemable convertible stock of 1,500,000 shares (on an as-converted basis), warrants to purchase 3,399,081 shares, and stock options to purchase 5,816,550 shares were outstanding at September 30, 2003, but were not included in the calculation of diluted earnings per share, as their effect would be anti-dilutive.

Note 2.  Recent Accounting Pronouncements

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

The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company's 2003 fiscal year or, in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not, by itself, create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on January 1, 2003. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

Also in November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has not issued any guarantees as of September 30, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amendment of FASB Statement No. 123." This statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 1 to the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. On October 8, 2003, the FASB decided to defer FIN 46 until the first reporting period ending after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This new Statement requires that those instruments be classified as liabilities in the balance sheet and is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

Note 3. Our gross receivables and related deductions activity for the nine months ended September 30, 2003 and the year ended December 31, 2002 were:

           (in $000s)                                                    September 30,        December 31,
                                                                              2003                2002
                                                                          -----------         -----------

          Gross accounts receivable                                       $    12,803         $     9,827
          Less:  Accrued rebates                                               (2,429)             (1,525)
          Less:  Accrued chargebacks                                           (2,377)             (1,373)
          Less:  Other deductions                                                 (98)               (405)
                                                                          -----------         -----------
          Net accounts receivable                                         $     7,899         $     6,524
                                                                          -----------         -----------

Other deductions include allowance for disputable items, doubtful accounts, and cash discounts.

Chargebacks, Rebates, and Returns Accrual activity for the nine months ended September 30, 2003 and the year ended December 31, 2002 was:

                                                  CHARGEBACKS ACCRUAL
                                                  -------------------
   (in $000s)                                                            September 30,        December 31,
                                                                              2003                2002
                                                                          -----------         -----------

   Beginning Balance                                                      $     1,373         $       580
   Add:  Provision related to sales made in current period                      6,000               4,632
   Less:  Credits issued during the current period                             (4,996)             (3,839)
                                                                          -----------         -----------
   Ending Balance                                                         $     2,377         $     1,373
                                                                          -----------         -----------

                                                    REBATES ACCRUAL
                                                    ---------------
   (in $000s)                                                            September 30,        December 31,
                                                                              2003                2002
                                                                          -----------         -----------

   Beginning Balance                                                      $     1,525         $       886
   Add:  Provision related to sales made in current period                      4,857               4,095
   Less:  Credits issued during the current period                             (3,953)             (3,456)
                                                                          -----------         -----------
   Ending Balance                                                         $     2,429         $     1,525
                                                                          -----------         -----------


                                                    RETURNS ACCRUAL
                                                    ---------------
   (in $000s)                                                            September 30,        December 31,
                                                                             2003                 2002
                                                                          -----------         -----------

   Beginning Balance                                                      $     3,100         $     3,072
   Add:  Provision related to sales made in current period                        709               1,937
   Less:  Credits issued during the current period                               (709)             (1,909)
                                                                          -----------         -----------
   Ending Balance                                                         $     3,100         $     3,100
                                                                          -----------         -----------

Note 4.  Our inventory consists of the following:
                                                                         September 30,        December 31,
   (in $000s)                                                                2003                 2002
                                                                          -----------         -----------

Raw materials.........................................................    $    13,072         $     7,122
Work in process.......................................................          2,300                 365
Finished goods........................................................          4,791               3,191
                                                                               20,163              10,678
Less:  Reserve for obsolescence and net realizable value                         (300)               (200)
                                                                          -----------         -----------
                                                                          $    19,863         $    10,478
                                                                          -----------         -----------

Historically, IMPAX considered product costs as inventory once the Company received FDA approval to market its ANDA related products. During the three months ended September 30, 2003, the Company evaluated the risk of building commercial quantities as inventories of certain products that have not received FDA approval. For the first time, the Company decided to build and capitalize inventories in commercial quantities prior to receiving FDA approval. The Company, as do most companies in the generic pharmaceutical industry, may build inventories of certain ANDA related products that have not yet received FDA approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate to increase its commercial opportunity.

As of September 30, 2003, the Company's total inventory of $19,863,000 included $10,481,000 in inventories relating to products pending launch while IMPAX awaits receipt of FDA marketing approval and/or satisfactory resolution of patent infringement litigation, as follows:

            (in $000s)
            Raw materials                      $   8,576
            Work in process                        1,159
            Finished goods                           746
                                               ---------
                 Total                         $  10,481
                                               ---------

Of the $10,481,000 inventories related to products pending launch, approximately $5,589,000 are considered risk protected because of our strategic alliance agreements.

Note 5.  Intangibles consist of the following:

                                                                           Estimated           September 30,        December 31,
   (in $000s)                                                             useful life               2003                 2002
                                                                            (years)            -------------        ------------
                                                                          -----------
Product rights and licenses.....................................             3 - 8             $       2,691        $      2,691

Less:  Accumulated amortization                                                                       (2,216)             (1,928)
                                                                                               -------------        ------------
                                                                                               $         475        $        763
                                                                                               =============        ============

Amortization expense was $288,000 for the nine months ended September 30, 2003. Expected amortization expense for 2003 and 2004 is $384,000 and $379,000, respectively. The existing intangible assets will be fully amortized by December 31, 2004.

Note 6.  Commitments and Contingencies

Lease Obligations

On October 7, 2003, the Company signed a lease for a building with approximately 61,800 square feet of warehouse space at 30941 San Clemente Street, Hayward, California, through October 2005. The annual rent amount is approximately $281,640.

Patent Litigation

As part of our patent litigation strategy, we have obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company ("AISLIC"), an affiliate of AIG International. This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. Correspondence received from AISLIC indicated that, as of October 29, 2003, one of the policies had approximately $638,000 remaining on the limit of liability, and the second of the policies had reached its limit of liability. It is expected that, after AISLIC pays the July, August, and part of September 2003 invoices, the first policy will also reach its limit of liability. While Teva has agreed to pay 45% to 50% of the attorneys' fees and costs (in excess of the $7 million expected to be covered by our insurance policies for six products) related to the twelve products covered by our strategic alliance agreement with them, we will be responsible for the remaining expenses and costs for these products, and all of the costs associated with patent litigation for our other products and our future products.

We do not believe that this type of litigation insurance will be available to us on acceptable terms for our current or future ANDAs. In those cases, our policy is to record such expenses as incurred.

Although the outcome and costs of the asserted and unasserted claims is difficult to predict because of the uncertainties inherent in patent litigation, management does not expect the Company's ultimate liability for such matters to have a material adverse effect on its financial condition, results of operations, or cash flows.

FIN  45

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers, and strategic partners when the Company undertakes an obligation to guarantee the performance of others through the delivery of cash or other assets if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. As of September 30, 2003, all indemnifications included in agreements as of that date are excluded from the scope of FIN No. 45 as they relate primarily to our own future performance and do not require any contingent payments.

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

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. We currently market twenty-seven generic pharmaceuticals, which represent dosage variations of ten different pharmaceutical compounds, and have eighteen applications pending at the FDA, including three tentatively approved, that address approximately $7 billion in U.S. product sales for the twelve months ended August 31, 2003. Fourteen of these pending filings were made under Paragraph IV of the Hatch-Waxman Amendments. We have approximately twenty-five other products in various stages of development for which applications have not yet been filed. These products are generic versions of pharmaceutical products that had U.S. sales of approximately $12.7 billion for the twelve months ended August 31, 2003.

Results of Operations

We have incurred net losses in each year since our inception. We had an accumulated deficit of $99,447,000 at September 30, 2003.


THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Overview

The net loss for the three months ended September 30, 2003, was $3,608,000 as compared to $5,210,000 for the three months ended September 30, 2002. The decrease in the net loss was primarily due to increased revenues for the quarter.

Revenues

Revenues for the three months ended September 30, 2003, were $16,497,000 as compared to $7,538,000 for the same period in 2002. The increase in net sales was primarily due to shipments of over-the counter (OTC) Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets to Schering-Plough and Wyeth, and Minocycline Hydrochloride 50mg, 75mg, and 100mg capsules, which were launched in the third quarter of 2002; higher sales of Fludrocortisone Acetate Tablets 0.1mg, and Lipram products; decreased product returns; and increased other revenue arising from strategic agreements with Schering-Plough, Wyeth, and Novartis. The following table summarizes the activity in total revenues for the three months ended September 30, 2003 and 2002:

                                                         2003           2002
                                                      ----------     ----------

         Product sales                                $   21,628     $   10,902
         Less:
           Rebates                                        (2,054)          (982)
           Chargebacks                                    (2,646)        (1,327)
           Returns                                          (389)          (442)
           Other credits                                    (631)          (868)
                                                      ----------     ----------
               Net sales                                  15,908          7,283
         Other Revenues                                      589            255
                                                      ----------     ----------
         Total Revenues                               $   16,497     $    7,538
                                                      ==========     ==========

The rebates, chargebacks and other credits decreased for the three months ended September 30, 2003 to approximately 26% of product sales as compared to approximately 33% for the comparable period in 2002. This decrease was mainly due to Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets which are exempt from rebates, chargebacks and other credits as per the agreements with Schering-Plough and Wyeth, and to lower product returns.

Cost of Sales

The cost of sales for the three months ended September 30, 2003, was $12,976,000 as compared to $5,153,000 for the same period in 2002. The overall increase in cost of sales was primarily due to the increase in cost of materials as a result of increased product sales and increased expenses related to the ramping up production for upcoming new product introductions including, but not limited to, additional personnel, supplies and training costs.

Gross Margin

Gross margin for the three months ended September 30, 2003 was $3,521,000 as compared to $2,385,000 for the same period in 2002. The gross margin improvement was primarily due to higher revenues, partially offset by increased expenses related to the ramping up production for upcoming new product introductions including, but not limited to, additional personnel, supplies and training costs.

Research and Development Expenses

The research and development expenses for the three months ended September 30, 2003, were $4,203,000 less reimbursements of $93,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. under the Strategic Alliance Agreement signed in June 2001, as compared to $4,533,000 less reimbursements of $182,000 for the same period in 2002. The lower research and development expenditures in 2003 were attributable to lower cost of materials and bio-studies, offset by higher legal expenses related to patents and alleged patent infringement lawsuits, and personnel costs.

Selling Expenses

The selling expenses for the three months ended September 30, 2003, were $546,000 as compared to $697,000 for the same period in 2002. The decrease in selling expenses as compared to 2002 was primarily due to lower advertising and market research costs.

General and Administrative Expenses

The general and administrative expenses for the three months ended September 30, 2003, were $2,321,000 as compared to $2,084,000 for the same period in 2002. The increase in general and administrative expenses as compared to 2002 was primarily due to higher professional fees, insurance premiums, and personnel costs.

Interest Income

Interest income for the three months ended September 30, 2003, was $87,000 as compared to $138,000 for the same period in 2002, primarily due to lower average cash equivalents for the quarter, and lower interest rates.

Interest Expense

Interest expense for the three months ended September 30, 2003, was $243,000 as compared to $571,000 for the same period in 2002. This decrease was due to the elimination of the interest accrual on the refundable deposit with Teva. During the fourth quarter of 2002, we received tentative or final approval on three products, which met the condition that no future interest accrues on the refundable deposit. The interest expense for 2003 relates primarily to the two Cathay Bank loans, and the revolving credit facility and term loan agreement signed with Congress Financial in October 2002. The following table summarizes the activity for the three months ended September 30, 2003 and 2002:

                                                         2003           2002
                                                       --------       --------
         (in $000s)
         Interest expense                              $    243       $    133
         Interest on refundable deposit                       -            438
         Less:  amount capitalized                            -              -
                                                       --------       --------
              Total interest expense                   $    243       $    571
                                                       --------       --------
Net Loss

The net loss for the three months ended September 30, 2003, was $3,608,000 as compared to $5,210,000 for the same period in 2002. The decrease in the net loss of $1,602,000 was primarily due to increased revenues.



NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Overview

The net loss for the nine months ended September 30, 2003, was $9,105,000 as compared to $16,569,000 for the nine months ended September 30, 2002. The decrease in the net loss of $7,464,000 was primarily due to higher revenues, which were partially offset by higher operating expenses.

Revenues

The total revenues for the nine months ended September 30, 2003, were $41,989,000 as compared to $16,115,000 for the same period in 2002. The revenues increase was primarily due to the shipments of OTC Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets under agreements with Schering-Plough and Wyeth. In addition, other revenue from strategic agreements was $1,555,000 for the nine months ended September 30, 2003 as compared to $255,000 in 2002. The following table summarizes the activity in total revenues for the nine months ended September 30, 2003.

                                                        2003            2002
         (in $000s)                                  ----------      ---------

         Product sales                               $   53,713      $  26,314
         Less:
            Rebates                                      (4,857)        (3,000)
            Chargebacks                                  (6,000)        (3,063)
            Actual returns                                 (709)        (1,937)
            Other credits                                (1,713)        (2,454)
                                                     ----------      ---------
         Net sales                                       40,434         15,860
         Other Revenues                                   1,555            255
                                                     ----------      ---------
         Total Revenues                              $   41,989      $  16,115
                                                     ==========      =========

Cost of Sales

The cost of sales for the nine months ended September 30, 2003, was $30,444,000 as compared to $12,274,000 for the same period in 2002. The overall increase in cost of sales was primarily due to the increase in cost of materials as a result of increased product sales and increased expenses related to the ramping up production for upcoming new product introductions including, but not limited to, additional personnel, supplies and training costs.

Gross Margin

The gross margin for the nine months ended September 30, 2003 was $11,545,000 as compared to $3,841,000 for the same period in 2002. The increase in 2003 gross margin was primarily due to higher revenues, higher margins on a number of products, lower product returns, and improved plant capacity utilization, partially offset by increased expenses related to the ramping up production for upcoming new product introductions including, but not limited to, additional personnel, supplies and training costs.

Research and Development Expenses

The research and development expenses for the nine months ended September 30, 2003, were $12,305,000 less reimbursement of $247,000 by TEVA under the strategic alliance agreement signed in June 2001, as compared to $11,899,000 less reimbursement of $486,000 for the same period in 2002. The increase in 2003 research and development expenses as compared to the same period in 2002 was due to higher legal expenses related to patents and alleged patent infringement lawsuits and personnel costs.

Selling Expenses

The selling expenses for the nine months ended September 30, 2003, were $1,552,000 as compared to $2,001,000 for the same period in 2002. The decrease in selling expenses as compared to 2002 was primarily due to lower advertising, and market research costs.

General and Administrative Expenses

The general and administrative expenses for the nine months ended September 30, 2003, were $6,526,000 as compared to $6,193,000 for the same period in 2002. The increase in 2003 general and administrative expenses as compared to 2002 was primarily due to higher personnel costs, professional fees, and insurance premiums.

Interest Income

Interest income for the nine months ended September 30, 2003, was $199,000 as compared to $540,000 for the same period in 2002, primarily due to lower average cash equivalents and lower interest rates.

Interest Expense

Interest expense for the nine months ended September 30, 2003, was $738,000 as compared to $1,304,000 for the same period in 2002. This decrease in interest expense was due to the elimination of the interest accrual on the refundable deposit with TEVA. The interest expense in 2003 relates to the two Cathay Bank loans and the revolving credit facility and term loan agreement signed with Congress Financial in October 2002. The following table summarizes the activity for the nine months ended September 30, 2003 and 2002:

         (in $000s)                                      2003           2002
                                                       --------       --------

         Interest expense                              $    738       $    384
         Interest on refundable deposit                       -          1,314
         Less:  amount capitalized                            -           (394)
                                                       --------       --------
              Total interest expense                   $    738       $  1,304
                                                       --------       --------

Net Loss

The net loss for the nine months ended September 30, 2003, was $9,105,000 as compared to $16,569,000 for the same period in 2002. The decrease in net loss was primarily due to higher revenues, which was partially offset by increases in research and development, and operating expenses.

Liquidity and Capital Resources

As of September 30, 2003, we had $22,482,000 in cash and cash equivalents.

The net cash provided by financing activities for the nine months ended September 30, 2003, was approximately $25,149,000, consisting of the $23,298,000 net proceeds from a private placement of common stock and warrants, and proceeds of $433,000 from issuance of common stock upon exercise of stock options and warrants, and net borrowings of $1,418,000 from the Congress Financial credit facility.

Our capital expenditures for the nine months ended September 30, 2003 were $3,063,000 as compared to $12,653,000 for the same period in 2002 when we completed our new production facility in Hayward, California. We expect our 2003 capital expenditures to approximate $5 million as compared to $15 million in 2002.

Net cash of $9,823,000 was used by operating activities during the nine months ended September 30, 2003, which was primarily the result of inventory buildup of $9,385,000 and an increase of accounts receivable of $1,375,000, partially offset by increases in accounts payable, accrued expenses and other current liabilities of $7,174,000.

In October 2002, we signed a three-year, $25 million Loan and Security Agreement with Congress Financial Corporation, comprised of a revolving loan of up to $20,500,000, and a term loan of up to $4,500,000. The revolving loan is collateralized by eligible accounts receivable and inventory, subject to sublimits and other terms, and the term loan is collateralized by machinery and equipment, with a 60-month amortization. In addition, a $10 million restricted cash account was established as collateral for this credit facility to be reduced based on meeting certain profitability targets. The interest rates for the revolving loans range from prime rate plus 1% to 1.75%, or Eurodollar rate plus 3% to 3.75%, at our option, based on excess availability. The term loan has an interest rate of prime rate plus 1.5%, or Eurodollar rate plus 4%, at our option. As of September 30, 2003, we borrowed approximately $5,195,000 against the revolving credit line and $3,495,000 against the term loan. The revolving credit facility and the term loan agreement have a number of quarterly covenants primarily covering Minimum Tangible Net Worth, and either EBITDA or excess availability and annual capital expenditures limit of $8 million. At September 30, 2003, all the bank loan covenants were met.

The $8.5 million refundable deposit from Teva, less any forgiven amounts upon IMPAX's attainment of certain milestones, if any, is due and payable on January 15, 2004, in cash or equity at our discretion. As previously indicated in Note 1, as of September 30, 2003, we believe that up to $8.5 million may be forgiven prior to January 15, 2004, although there is no assurance that any of the $8.5 million may be ultimately forgiven. These milestone events, if achieved, will represent the culmination of a separate earnings process. We currently plan to repay the refundable deposit in stock. Accordingly, we have classified the refundable deposit as long-term in the accompanying balance sheet as of September 30, 2003. The price of the common stock for purposes of repaying any amounts owed under the loan will be the average closing sale price of our common stock measured over a ten-trading-day period ending two days prior to the transaction. However, if any of the shares we issue to Teva as repayment of the loan will cause Teva to own in excess of 19.9% of our outstanding common stock, we will have to repay the portion of the loan in excess of 19.9% in cash. In September 2003, we issued 888,918 shares of common stock to Teva, paying $13.5 million of the original $22 million refundable deposit. As of September 30, 2003, to our knowledge, Teva owns 2,351,001 shares of IMPAX common stock, or approximately 4.4% of the outstanding common stock. If we repay some or all of the $8.5 million remaining deposit in stock, such payment will result in dilution. If we repay the remaining balance in cash, we may seek additional sources of liquidity to fund such payment, discussed below.

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

Although our existing cash and cash equivalents are expected to decline during 2003, we believe that our existing cash and cash equivalent balances, together with our revolving line of credit, will be sufficient to meet our operational plan for the next twelve months. We may, however, seek additional financing through strategic alliances and/or equity or debt markets to repay the Teva deposit, if required, and to fund our research and development plans, fund opportunities for growth, and potential revenues shortfall due to delays in new products introduction. However, we may be unable to obtain such financing.

To date, we have funded our research and development and other operating activities through equity and debt financing, and strategic alliances.

We have not paid any cash dividends on our common stock and we do not plan to pay any such cash dividends in the foreseeable future. We plan to retain any earnings for the operation and expansion of our business. Our loan agreements and our strategic agreement with Teva prohibit the payment of dividends without the other party's consent.

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

The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company's 2003 fiscal year or, in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not, by itself, create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on January 1, 2003. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

Also in November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. The Company has not issued any guarantees as of September 30, 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amendment of FASB Statement No. 123." This statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the

Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 1 to the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. On October 8, 2003, the FASB decided to defer FIN 46 until the first reporting period ending after December 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This new Statement requires that those instruments be classified as liabilities in the balance sheet and is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003. The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations.

Major Operational Highlights for the Nine Months Ended September 30, 2003

o On January 27, 2003, Abbott Laboratories filed a lawsuit against the Company in the federal district court of Delaware alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of the cholesterol drug Tricor(R) Tablets. Tricor is a treatment for very high serum triglyceride levels. U.S. sales of Tricor Tablets were approximately $550 million for the twelve months ended August 31, 2003, according to NDCHealth.

o On January 30, 2003, the FDA granted final approval to the Company's Abbreviated New Drug Application (ANDA) for a generic version of Rilutek(R) (Riluzole 50mg) tablets. Aventis markets Rilutek for the treatment of amyotrophic lateral sclerosis (ALS), also known as Lou Gehrig's disease. Approval followed the expiration of Aventis' Orphan Drug Exclusivity on December 12, 2002. According to NDCHealth, U.S. sales of Rilutek were $31.4 million for the twelve months ended August 31, 2003.

o On January 31, 2003, the FDA granted final approval to the Company's ANDA for a generic version of Claritin-D(R) 12-hour (Loratadine/Pseudoephedrine sulfate, 5mg/120mg) Extended Release Tablets. FDA approved a switch in Claritin-D 12-hour's status from a prescription drug to an over-the-counter
     (OTC) drug for the relief of symptoms of seasonal allergic rhinitis (hay fever) on December 9, 2002.

o Also in January 2003, following final approval from FDA and under the terms of a non-exclusive Licensing Contract Manufacturing and Supply Agreement, we commenced shipping the generic version of Claritin-D 12-hour (loratadine and pseudoephedrine sulfate) 5mg/120mg Extended Release Tablets to Schering-Plough Corporation. Schering-Plough launched its OTC Claritin-D 12-hour in March 2003. Shipments to Wyeth under our Development, License and Supply Agreement with them started in late March. Wyeth launched this product in mid-May as Alavert(TM) D12.

o In February 2003, Merck & Co., Inc. filed a lawsuit against the Company in the federal district court in Delaware alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of Sinemet(R) CR Tablets. Sinemet CR is used to treat patients with Parkinsonism. U.S. sales of Sinemet CR and the currently marketed generic equivalent were approximately $86 million in the twelve months ended August 31, 2003, according to NDCHealth. In April 2003, Merck & Co., Inc. withdrew its lawsuit alleging patent infringement related to our filing of the ANDA for a generic version of Sinemet CR Tablets.

o On March 28, 2003, U.S. District Court in Chicago ruled that our Fenofibrate Capsules, a generic form of Tricor(R) Micronized Capsules, does not infringe Abbott Laboratories' patent on this product. Tricor is marketed for the treatment of hypercholesterolemia and hypertriglyceridemia. According to NDCHealth, U.S. sales of the capsule form of the lipid-regulating agent were approximately $1.4 million for the twelve months ending August 31, 2003, as Abbott converted usage to the tablet form prior to the availability of generic capsules. On October 27, 2003, the FDA granted final approval to the Company's ANDA for the Fenofibrate Capsules.

o On April 28, 2003, the FDA granted approval to the Company's ANDA for a generic version of Mestinon(R) (Pyridostigmine Bromide) 60mg Tablets. ICN Pharmaceuticals, Inc. markets Mestinon for symptomatic treatment of myasthenia gravis. Myasthenia gravis is a neuromuscular disorder primarily characterized by muscle weakness and rapid muscle fatigue. According to NDCHealth, U.S. sales of Mestinon were $18.8 million for the twelve months ended August 31, 2003.

o On May 7, 2003, the Company completed a private placement of 4,394,081 shares of common stock, and warrants to purchase 878,815 shares of common stock to a select group of institutional investors for a purchase price of $24.0 million. In addition, the investors purchased an additional 183,000 shares of common stock on May 16, 2003 for approximately $1.0 million. The total offering price of the private placement was $25,000,000. The net proceeds of $23,324,000 are to be used for general corporate purposes. A Form S-3 registration statement registering the resale of the shares of common stock and the shares of common stock underlying the warrants was filed with the Securities and Exchange Commission on June 6, 2003.

o On May 28, 2003, the FDA accepted our filing of an ANDA for a generic version of Wellbutrin SR(R) (Bupropion Hydrochloride) 200mg Tablets. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. U.S. sales of Wellbutrin SR 200mg Tablets were approximately $200.3 million in the twelve months ended August 31, 2003, according to the NDCHealth.

o On July 31, 2003, IMPAX entered into an Exclusivity Transfer Agreement with Andrx Corporation (NASDAQ: ADRX) and a subsidiary of Teva Pharmaceutical Industries Ltd. (NASDAQ: TEVA) pertaining to pending Abbreviated New Drug Applications (ANDAs) for bioequivalent versions of Wellbutrin SR and Zyban(R) (Bupropion Hydrochloride) 100mg and 150mg Extended Release Tablets filed by Andrx, as well as by the Company. Pursuant to the Company's existing strategic alliance agreement with Teva, Teva has U.S. marketing rights to IMPAX's versions of these products. These two strengths of Wellbutrin SR and Zyban, marketed by GlaxoSmithKline, had U.S. sales of over $1.7 billion for the twelve-month period ended August 31, 2003 according to NDCHealth.

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

o On August 1, 2003, the Court of Appeals for the Federal Circuit in Washington, D.C. upheld the lower court decision that ruled against certain claims by Schering-Plough Corporation of U.S. Patent No. 4,569,716 (the `716 patent) in litigation relating to the antihistamine products Claritin (loratadine) and Claritin-D (loratadine and Pseudoephedrine sulfate).

o On August 5, 2003, the United States Patent and Trademark Office granted the company a patent for our "Multiplex Drug Delivery System Suitable for Oral Administration." The U.S. patent number is 6,602,521.

o On August 29, 2003, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted approval to the Company's Abbreviated New Drug Application (ANDA) for a generic version of Urispas(R) (Flavoxate Hydrochloride) 100mg tablets. Ortho McNeil Pharmaceutical, Inc. markets Urispas for the symptomatic relief of various urinary tract conditions including dysuria, urgency, nocturia, suprapubic pain, frequency and incontinence as may occur in cystitis, prostatitis, urethritis, urethrocystitis and urethrotrigonitis. According to NDCHealth, U.S. sales of Urispas were $8 million for the twelve months ended August 31, 2003.

o On September 2, 2003, IMPAX Laboratories, Inc. announced that the FDA granted approval to the Company's ANDA for a generic version of Aralen(R) (Chloroquine Phosphate) 500mg tablets. Sanofi Winthrop Pharmaceuticals markets Aralen for the suppressive treatment and for acute attacks of malaria. According to NDCHealth, the U.S. market for Chloroquine products was $2.9 million for the twelve months ended August 31, 2003.

o On September 5, 2003, IMPAX Laboratories, Inc. announced that the FDA granted tentative approval to the Company's ANDA for a generic version of OxyContin(R) (Oxycodone Hydrochloride) Controlled Release Tablets, 80mg. Purdue Pharma markets OxyContin for the management of moderate to severe pain. According to NDCHealth, U.S. sales of OxyContin Controlled Release Tablets, 80mg were $596 million for the twelve months ended August 31, 2003.

o On September 9, 2003, IMPAX Laboratories, Inc. announced that Alza Corporation, a Johnson & Johnson unit, had filed a lawsuit against the Company in the United States District Court, Northern District of California alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of Ditropan(R)XL (Oxybutynin Chloride) Tablets, 15mg. Ditropan XL Tablets are used for the treatment of overactive bladder with symptoms of urge urinary incontinence, urgency, and frequency. According to NDCHealth, U.S. sales of Ditropan XL Tablets, 15mg were $46 million for the twelve months ended August 31, 2003. Additionally, IMPAX has filed for generic versions of Ditropan XL Tablets, 5mg and 10mg, whose U.S. sales were $306 million for the twelve months ended August 31, 2003, according to NDCHealth.

o On September 30, 2003, the Company announced that the FDA granted approval to the Company's ANDA for a generic version of Claritin(R) Reditabs(R) (Loratadine Orally Disintegrating Tablets) 10mg. Schering Plough Corporation markets Claritin Reditabs as an OTC drug for the relief of symptoms of seasonal allergic rhinitis (hay fever). According to NDCHealth, U.S. sales of Claritin Reditabs were over $147 million for the twelve months ended August 31, 2003.

o On October 27, 2003, the Company announced that it had entered into a Settlement and License Agreement with Schering-Plough Corporation related to IMPAX's generic version of Claritin-D(R) 24-hour (Loratadine and Pseudoephedrine Sulfate, 10mg/240mg) Extended Release Tablets. This agreement resolved all of the outstanding patent litigation between the parties on this product.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's investment portfolio consists of cash and cash equivalents and marketable securities stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal while, at the same time, maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, short-term commercial paper, and highly rated money market funds. One hundred percent of the Company's portfolio matures in less than one year. The carrying value of the investment portfolio approximates the market value at September 30, 2003. The Company's debt instruments at September 30, 2003, are subject to fixed interest rates and principal payments. We believe that the fair value of our fixed rate long-term debt and refundable deposit approximates their carrying value of approximately $18 million at September 30, 2003. While changes in market interest rates may affect the fair value of our fixed rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

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

PART II  - OTHER INFORMATION
----------------------------

ITEM 1.  LEGAL PROCEEDINGS

Patent Litigation

There has been substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products that are the subject of conflicting patent rights. One or more patents cover most of the brand name controlled-release products for which we are developing generic versions. Under the Hatch-Waxman Amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder's receipt of such certification. If the patent holder files suit, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered, or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by us, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we are successful, could have a material adverse effect on our results of operations and financial position. In addition, there can be no assurance that any patent litigation will be resolved prior to the 30-month period. As a result, even if the FDA were to approve a product upon expiration of the 30-month period, we may not commence marketing that product if patent litigation is still pending.

Lawsuits have been filed against us in connection with fourteen of our Paragraph IV filings. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

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

In December 2002, following proceedings before a Special Master appointed to supervise discovery in the case, the trial court entered a new scheduling order governing pre-trial proceedings relating to the six Second Wave defendants, including IMPAX. The timing of further proceedings in this litigation may be adversely affected by the appellate proceedings that have been commenced by AstraZeneca and several of the First Wave Defendants. Under the scheduling order entered by the court, discovery and pretrial proceedings have already commenced, with the parties exchanging additional document requests and interrogatories. Depositions of fact witnesses commenced on February 15, 2003 and, under the scheduling order, are expected to be completed in the fourth quarter of 2003. Expert discovery will occur thereafter and is expected to end early in 2004.

Under the scheduling order, any further Motions for Summary Judgment cannot be filed until after completion of all fact discovery. IMPAX may well file a Motion for Summary Judgment of non-infringement following the close of discovery. If the case is not resolved by Summary Judgment, the case involving IMPAX will be returned to the U.S. District Court in Delaware for trial. A possibility exists that the case will be transferred back to New York for a consolidated trial before the same judge who decided the First Wave cases. Trial will commence as soon as practicable thereafter. If IMPAX does not file a Motion for Summary Judgment or if such a motion is denied, IMPAX will press the court to schedule a date for trial of the case in early 2004, but no assurance can be given that trial will commence at any particular time. IMPAX believes, however, that any trial that might be scheduled in the case will commence no later than the first half of 2004. IMPAX is vigorously defending the action brought by AstraZeneca. IMPAX's defense of the action was being conducted under an insurance policy issued by AIG, which pays a portion of the costs of IMPAX's defense of AstraZeneca's suit (see "Insurance" below). In March, 2001, AstraZeneca advised all of the defendants in the multidistrict litigation that four new patents had been added to the FDA's Orange Book as Omeprazole patents. IMPAX filed Paragraph IV certifications asserting that, to its knowledge, its Omeprazole 10mg, 20mg, and 40mg Delayed Released Capsules will not infringe valid claims of the four newly listed patents. The forty-five (45) day period for AstraZeneca to file suit against IMPAX under the four patents expired on August 6, 2001. AstraZeneca did not file suit on these patents against IMPAX or any other generic company that filed Paragraph IV certifications for these patents.

In August 2003, the court issued an order dismissing four of the patents-in-suit, three with prejudice. On September 30, 2003, as a result of the court's dismissal, AstraZeneca served each of the Second Wave defendants, including IMPAX, with an amended complaint. IMPAX has filed an answer to the amended complaint (10mg and 20mg, not yet the 40mg) in which we have asserted a new counterclaim based upon antitrust motions. The counterclaim will be severed, and proceedings relating to it will be stayed until after trial of the patent infringement case.

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

Abbott and Fournier have filed essentially the same lawsuits against Novopharm/Teva, also in the U.S. District Court in Chicago.

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

GlaxoSmithKline (Glaxo) v. IMPAX: The Bupropion Cases

Glaxo filed a Complaint (Case No. 00-04403) against IMPAX in the United States District Court for the Northern District of California on November 3, 2000 alleging infringement of U.S. Patent No. 5,427,798 covering Wellbutrin SR and Zyban. On November 7, 2000, IMPAX filed its Answer to the Complaint which included defenses to the infringement claim, and counterclaimed for patent invalidity. Glaxo has filed suit against Andrx, Watson, Eon (only with regard to Wellbutrin SR) and Excel for similar ANDA filings.

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

On August 21, 2002, Judge Patel granted IMPAX's motions for Summary Judgment, stating that "prosecution estoppel bars infringement by equivalents throughout the '798 patent." Glaxo has appealed Judge Patel's decision to the Court of Appeals for the Federal Circuit and that appeal was fully briefed on January 22, 2003. Some of the defense costs in this litigation were covered under an insurance policy issued by AIG (see "Insurance" below). Oral argument was heard on June 2, 2003 and IMPAX is currently awaiting a decision from the Court of Appeals.

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

Fact discovery and expert discovery on issues related to the '716 patent have ended. In accordance with the schedule set by the Court, the parties filed Initial Dispositive Motions on issues related to the '716 patent on October 31, 2001 - and these motions were fully briefed December 2001. Oral argument on two of the Dispositive Motions took place before Judge Bissell on June 26, 2002. On August 8, 2002, Judge Bissell granted Defendants' Motion for Summary Judgment that Claims 1 and 3 of the '716 Patent are inherently anticipated by Schering-Plough's '233 Patent and denied Schering-Plough's Motion for Summary Judgment on Defendants' inherent anticipation defenses and counterclaims. The Court held that Claims 1 and 3 of the '716 patent - the claims of that patent that Schering-Plough asserted against IMPAX in Case Nos. 01-0009, 01-0279, 01-0520 - are invalid. Schering-Plough has appealed Judge Bissell's decision to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on Schering's appeal on April 8, 2003. On August 1, 2003, the Court of Appeals for the Federal Circuit in Washington, D.C. upheld the lower court decision that ruled against certain claims by Schering-Plough of the '716 patent in litigation relating to the antihistamine product Claritin(R) (loratadine). On August 15, 2003, Schering-Plough filed a combined Petition for Panel Rehearing and Rehearing ENBanc. The Federal Circuit requested a brief from Appellees in response to Schering's petition which was filed on September 30, 2003. On October 28, 2003, the Court of Appeals denied Schering's petition for Panel Rehearing and Rehearing ENBanc.

In Case No. 01-0009, fact discovery on the '697 patent is completed and expert discovery on the '697 patent was completed on January 24, 2003. IMPAX served a dispositive motion on issues related to the '697 patent on May 5, 2003. The motion is fully briefed and was filed with the court on September 4, 2003. The defense costs in this litigation were, thus far, covered under an insurance policy issued by AIG (see "Insurance" below).

On October 27, 2003, the Company announced that it had entered into a Settlement and License Agreement with Schering-Plough Corporation related to IMPAX's generic version of Claritin-D(R) 24-hour (Loratadine and Pseudoephedrine Sulfate, 10mg/240mg) Extended Release Tablets. This agreement resolved all of the outstanding patent litigation between the parties on this product.

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

Aventis has also filed a suit against Barr Laboratories, Inc., Mylan Pharmaceuticals, Inc., Dr. Reddy's Pharmaceuticals and Teva Pharmaceuticals USA, Inc. in New Jersey asserting the same patents against these defendants' proposed fexofenadine/ pseudoephedrine or fexofenadine products. The IMPAX case has been consolidated for trial with the Barr, Mylan, Dr. Reddy and Teva cases.

On July 23, 2003, IMPAX filed Summary Judgment motions for non-infringement of United States Patent Numbers 6,039,974; 6,113,942; and 5,855,912; and for non-infringement and invalidity of United States Patent Number 5,738,872. Opposition papers were filed on August 11, 2003. Reply papers were filed on September 24, 2003. On October 24, 2003, IMPAX filed a five page brief discussing the impact of the recent Festo decision on their Motions for Summary Judgment of non-infringement. Oral argument for the Summary Judgment Motion regarding the '912, '942, and '974 patents is scheduled for November 3, 2003. Oral argument for the Summary Judgment Motion regarding the '872 patent is scheduled for December 8, 2003.

Purdue Pharma L.P. et al. v IMPAX: The Oxycodone Cases

On April 11, 2002, Purdue Pharma and related companies filed a complaint in the United States District Court for the Southern District of New York alleging that IMPAX's submission of ANDA No. 76-318 for 80mg OxyContin Tablets infringes three patents owned by Purdue. The Purdue patents are U.S. 4,861,598, U.S. 4,970,075 and U.S. 5,266,331; all directed to controlled release opiod formulations. On September 19, 2002, Purdue filed a second Infringement Complaint regarding IMPAX's 40mg OxyContin generic product. On October 9, 2002, Purdue filed a third Infringement Complaint regarding IMPAX's 10mg and 20mg OxyContin generic products. Purdue is seeking, among other things, a court order preventing IMPAX from manufacturing, using or selling any drug product that infringes the subject Purdue patents. IMPAX had disputed jurisdiction of the New York courts and brought an action for a Declaratory Judgment of Patent Invalidity in Delaware. The New York court recently denied IMPAX's Motion to Dismiss and the Delaware action will, therefore, likely be dismissed or transferred to New York shortly.

Purdue previously sued Boehringer Ingelheim/Roxane, Endo and Teva on the same patents. It is likely that one or more of these other defendants will resolve the invalidity issues surrounding the Purdue patents prior to IMPAX going to trial. The Boehringer Ingelheim/Roxane suit is stayed. The Endo action was tried in June; post trial briefs have been filed, and the decision is pending.

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

The trial commenced on October 28, 2003. IMPAX is pursuing its assertions that claims of the '814 patent are invalid in view of prior art and are unenforceable in view of inequitable conduct committed during the prosecution of the patent before the U.S. Patent & Trademark Office.

If IMPAX is not ultimately successful in proving invalidity or unenforceability, there is a substantial likelihood that the court will enter a Permanent Injunction enjoining IMPAX from marketing Riluzole 50mg Tablets for the treatment of ALS in the United States until the expiration of the '814 patent (June 18, 2013). If IMPAX is ultimately successful in proving either defense, the Preliminary Injunction would be set aside and IMPAX would be permitted to market its Riluzole 50mg Tablet product for the treatment of ALS in the United States.

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

In September 2003, Abbott and Fournier filed a third suit against IMPAX in the United States District Court in Wilmington, Delaware, claiming that IMPAX's submission of its ANDA for 54 and 160mg fenofibrate tablets constitutes infringement of a third patent recently issued to Fournier and exclusively licensed to Abbott. It is expected that the newly filed action will be consolidated with the pending action.

Merck & Co., Inc. v. IMPAX:  The Carbidopa and Levodopa Case

On February 24, 2003, Merck & Co., Inc. filed a lawsuit against the Company in the United States District Court in Delaware alleging patent infringement related to IMPAX's filing of an ANDA for a generic version of Sinemet CR Tablets.

On April 8, 2003, Merck & Co., Inc. withdrew its lawsuit alleging patent infringement related to our filing of the ANDA for a generic version of Sinemet(R)CR Tablets

Solvay Pharmaceuticals v. IMPAX:  The Creon(R) Case

On April 11, 2003, Solvay Pharmaceuticals, Inc., manufacturer of the Creon(R) line pancreatic enzyme products, brought suit against the Company in the U.S. District Court for the District of Minnesota claiming that the Company has engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the Company's marketing and sale of its Lipram products. The suit seeks actual and consequential damages, including treble damages, attorneys' fees, injunctive relief and declaratory judgments that would prohibit the substitution of Lipram for prescriptions of Creon. On June 6, 2003, IMPAX filed a Motion for Dismissal of Plaintiff's Complaint, which seeks to dismiss every count of Solvay's complaint. Oral argument on that Motion is set for November 7, 2003. The Company believes the allegations are without merit and intends to defend this suit vigorously.

Alza Corporation v. IMPAX:  The Oxybutynin Case

On September 9, 2003, Alza Corporation filed a lawsuit against the Company in the United States Northern District of California alleging patent infringement related to Impax's filing of an ANDA for a generic version of Ditropan XL (Oxybutynin Chloride) Tablets, 5mg, 10mg, and 15mg. Alza seeks an injunction, a declaration of infringement, attorney's fees and costs.

State of California v. IMPAX

On August 7, 2003, we received an Accusation from the Department of Justice, Bureau of Narcotic Enforcement, State of California, alleging that IMPAX failed to maintain adequate controls to safeguard precursors from theft or loss regarding its pseudoephedrine product in January 2003. The Company is currently reviewing this Accusation and has entered into discussions with the State of California, Department of Justice, to bring resolution to this matter. The Company has implemented a number of remedial measures aimed at improving the security and accountability of precursor substances used by IMPAX and regulated by the California Department of Justice, Bureau of Narcotics Enforcement. IMPAX hopes to resolve this matter prior to June 23, 2004, when a hearing has been scheduled with the California Department of Justice.

Other than the litigations described above, we are not aware of any other material pending or threatened legal actions, private or governmental, against us. However, as we file additional applications with the FDA that contain Paragraph IV certifications, it is likely we will become involved in additional litigation related to those filings.

Insurance

As part of our patent litigation strategy, we have obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company ("AISLIC"), an affiliate of AIG International. This litigation insurance covers us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. Correspondence received from AISLIC indicated that, as of October 29, 2003, one of the policies had approximately $638,000 remaining on the limit of liability, and the second of the policies had reached its limit of liability. It is expected that, after AISLIC pays the July, August, and part of September 2003 invoices, the first policy will also reach its limit of liability. While Teva has agreed to pay 45% to 50% of the attorneys' fees and costs (in excess of the $7 million expected to be covered by our insurance policies for six products) related to the twelve products covered by our strategic alliance agreement with them, we will be responsible for the remaining expenses and costs for these products, and all of the costs associated with patent litigation for our other products and our future products.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Please see Item 1 Financial Information - Notes to Financial Statements - Note 1, for information regarding the issuance of 888,918 shares of common stock to Teva, paying $13.5 million of the original $22.0 million refundable deposit. These shares were issued to Teva without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

                  o   10.1 - Exclusivity Transfer Agreement with Andrx and TEVA.
                             (Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.)

                  o   31.1 - Certifications pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002.

                  o   32.1 - Certifications pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002.

     (b)    Reports

                  o On July 28, 2003, the Company furnished a report on Form 8-K (Item 9) announcing earnings for the second quarter ended June 30, 2003.

                  o On July 31, 2003, the Company furnished a report on Form 8-K (Item 9) enclosing a press release announcing that IMPAX has entered into an Exclusivity Transfer Agreement with Andrx Corp. and Teva Pharmaceutical Industries Ltd. pertaining to pending ANDAs for bioequivalent versions of Wellbutrin SR(R) and Zyban (Bupropion Hydrochloride) 100mg and 150mg Extended Release Tablets filed by Andrx, as well as by the Company.

                  o On September 5, 2003, IMPAX furnished a report on Form 8-K (Item 9) enclosing a press release announcing that the FDA had granted tentative approval for the Company's ANDA for a generic version of OxyContin(R) (Oxycodone Hydrochloride) Controlled Release Tablets, 80mg.

                  o On September 9, 2003, IMPAX furnished a report on Form 8-K (Item 9) enclosing a press release announcing that Alza Corporation, a unit of Johnson & Johnson, had commenced litigation against the Company in the United States District Court, Northern District of California, related to the Company's generic version of Ditropan XL (Oxybutynin Chloride) Tablets, 15mg.

                  o On September 25, 2003, the Company filed a report on Form 8-K (Item 4) announcing that IMPAX dismissed PWC LLP as its independent accountants.

                  o On October 2, 2003, the Company filed a report on Form 8-K (Item 4) announcing that it had selected Deloitte & Touche LLP as its new independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     IMPAX LABORATORIES, INC.



     By:   /s/ BARRY R. EDWARDS                         November 14, 2003
     -------------------------------------------    --------------------------
               Co-Chief Executive Officer
               (Principal Executive Officer)



     By:   /s/ CORNEL C. SPIEGLER                       November 14, 2003
     -------------------------------------------    --------------------------
               Chief Financial Officer
    (Principal Financial and Accounting Officer)