Form 10-Q
period 2004-03-31
IMPAX LABORATORIES INC
filed 2004-05-10
CIK 1003642

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number 0-27354

Impax Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0403311

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue – Hayward, California	94544

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code   (510) 476-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No

Indicate by check mark whether registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act.) Yes   X      No

The number of shares outstanding of the registrant’s common stock as of
    April 30, 2004     was approximately     58,028,543.

IMPAX LABORATORIES, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

i

Back to Contents

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

IMPAX LABORATORIES, INC.
BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$19,491	$15,505
Accounts receivable, net	24,052	9,885
Inventory	30,148	28,479
Prepaid expenses and other assets	1,704	1,427
Total current assets	75,395	55,296
Restricted cash	10,000	10,000
Property, plant and equipment, net	39,231	38,132
Investments and other assets	1,371	1,325
Goodwill, net	27,574	27,574
Intangibles, net	283	379

Total assets	$153,854	$132,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,166	$1,068
Accounts payable	33,590	22,783
Revolving line of credit	6,953	7,642
Accrued expenses and deferred revenues	13,620	10,872

Total current liabilities	55,329	42,365
Refundable deposit from Teva	—	5,000
Long term debt	8,489	8,854
Deferred revenues and other liabilities	2,895	2,879

Total liabilities	66,713	59,098

Commitments and Contingencies
Mandatorily redeemable convertible Preferred Stock:
Series 2 mandatory redeemable convertible Preferred Stock,
$0.01 par value 0 shares outstanding at March 31, 2004,
and 75,000 shares outstanding at December 31, 2003,
redeemable at $100 per share	—	7,500

Stockholders’ equity:
Common stock, $0.01 par value, 75,000,000 shares authorized and
57,961,990 and 55,307,136 shares issued and outstanding
at March 31, 2004, and December 31, 2003, respectively	580	553
Additional paid-in capital	182,062	170,104
Accumulated deficit	(95,501)	(104,549)

Total stockholders’ equity	87,141	66,108

Total liabilities and stockholders’ equity	$153,854	$132,706

The accompanying notes are an integral part of these financial statements.

Back to Contents

IMPAX LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,

	2004	2003

Net sales	$35,822	$11,066

Revenue from reversal of refundable deposit from Teva	2,500	—

Other revenues	531	359

Total revenues	38,853	11,425

Cost of sales	18,550	8,147

Gross margin	20,303	3,278

Research and development	6,504	3,755

Reimbursements from Teva	(11)	(132)

Research and development, net	6,493	3,623

Selling expenses	726	568

General and administrative expenses	3,351	2,122

Other operating income (expense), net	7	11

Net income (loss) from operations	9,740	(3,024)

Interest income	56	42

Interest expense	(272)	(231)

Income (Loss) before provision for income taxes	9,524	(3,213)

Provision for income taxes	476	—

Net income (loss)	$9,048	$(3,213)

Earnings per share:
Basic	$0.16	$(0.07)

Diluted	$0.15	$(0.07)

Weighted average common shares outstanding:
Basic	56,978,095	47,876,830

Diluted	61,481,932	47,876,830

The accompanying notes are an integral part of these financial statements.

Back to Contents

IMPAX LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,

	2004	2003

Cash flows from operating activities:
Net income (loss)	$9,048	$(3,213)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,022	885
Reversal of refundable deposit from Teva	(2,500)	—
Non-cash compensation charge (warrants and options)	—	119
Change in assets and liabilities:
Accounts receivable	(14,167)	790
Inventory	(1,669)	(2,310)
Prepaid expenses and other assets	(323)	50
Accounts payable	10,807	2,164
Other liabilities	2,764	644

Net cash provided by (used in) operating activities	4,982	(871)

Cash flows from investing activities:
Purchases of property and equipment	(2,025)	(698)

Net cash used in investing activities	(2,025)	(698)

Cash flows from financing activities:
Revolving line of credit borrowings (repayments)	(689)	1,826
Additions to long-term debt	—	896
Repayment of long-term debt	(267)	(163)
Proceeds from issuance of common stock (upon exercise of stock options and warrants and under ESPP)	1,985	15

Net cash provided by financing activities	1,029	2,574

Net increase in cash and cash equivalents	3,986	1,005

Cash and cash equivalents, beginning of the quarter	$15,505	$10,219

Cash and cash equivalents, end of the quarter	$19,491	$11,224

Cash paid for interest	$273	$232

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activities:

In January 2004, the Company issued 160,751 shares of our common stock to Teva to satisfy the remaining $2.5 million refundable deposit to Teva. Also, in January 2004, the holders of the Series 2 Preferred Stock converted their entire 75,000 preferred shares into 1,500,000 shares of common stock.

The accompanying notes are an integral part of these financial statements.

Back to Contents

NOTES TO FINANCIAL STATEMENTS
Three Months Ended
March 31, 2004 and March 31, 2003

Note 1.     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations expected for the year ending December 31, 2004.

Impax Laboratories, Inc. (“IMPAX,” “we,” “us,” or “the Company”) focuses on the development, manufacturing, and marketing of specialty pharmaceutical products utilizing its own formulation expertise and drug delivery technologies. As of March 31, 2004, the Company is marketing thirty-three generic pharmaceuticals, which represent dosage variations of fourteen different pharmaceutical compounds, and has seventeen applications under review with the Food and Drug Administration (FDA), including five tentatively approved, addressing approximately $5.4 billion in U.S. product sales in the twelve months ended February 29, 2004, according to NDCHealth. Thirteen of these pending filings were filed under Paragraph IV of the Hatch-Waxman Amendments. The Company has approximately twenty-seven other products in various stages of development for which applications have not yet been filed. These other products are generic versions of pharmaceutical products that had U.S. sales of approximately $14.5 billion in the twelve months ended February 29, 2004, according to NDCHealth.

Except for the three months ended March 31, 2004, we have experienced operating losses and negative cash flow from operations and our future profitability continues to be uncertain. As of March 31, 2004, our accumulated deficit was $95,501,000 and we had outstanding indebtedness in an aggregate principal amount of $16,608,000. To remain operational, we must, among other things:

•	obtain FDA approval for our products;

•	prevail in patent infringement litigation in which we are involved;

•	successfully launch our new products; and

•	comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We expect to incur significant operating expenses, particularly for research and development, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

On April 5, 2004, the Company completed a convertible senior subordinated debenture offering of $95,000,000 for net proceeds of $91,675,000. The proceeds of the debentures will be used for general corporate purposes, including working capital requirements, manufacturing of our products, and research and development.

To date, the Company has funded its research and development and other operating activities through equity and debt financings and strategic alliances.

Critical Accounting Policy Related to Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 101 issued by the SEC in December 1999. We recognize revenue from the sale of products when the shipment of products is received and accepted by the customer. Provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. In December 2003, the SAB 104 was issued by the SEC. This bulletin revises and clarifies portions of Topic 13 of the Staff Accounting Bulletin to be consistent with current accounting and auditing guidance and SEC rules and regulations.

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

Back to Contents

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

In June 2001, the Company entered into a Strategic Alliance Agreement with a subsidiary of Teva for twelve controlled-release generic pharmaceutical products. The agreement granted Teva exclusive U.S. prescription marketing rights for these products for a period of ten years from the date of Teva’s first sale of the products.

Revenues from product sales for these products under our strategic alliance are recognized at the time title and risk of loss transfers to Teva’s customers. During the three months ended March 31, 2004, the Company commenced shipping its Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets. Teva ships the Bupropion products to its customers and reports the results on a monthly basis. Teva provides to IMPAX a financial report detailing its gross sales less applicable chargebacks, rebates and other credits to arrive at net sales, cost of sales information and gross margins for the Bupropion products. The information on the financial report is used by IMPAX to record its monthly revenue for the Bupropion 100 mg and 150 mg products. Additionally, the amount of revenue that IMPAX earns is based on a fixed gross margin sharing percentage.

Under the July 2003 Exclusivity Transfer Agreement with Andrx and Teva pertaining to the Bupropion Hydrochloride products, Andrx is entitled to certain payments for the sales of the 150 mg strength for a 180-day period from the product launch date. These payments are made directly by Teva to Andrx.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding, assuming the exercise of all in-the-money stock options. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2003

Numerator:
Net income (loss)	$9,048	$(3,213)

Denominator:
Basic weighted average common shares outstanding	56,978,095	47,876,830
Effect of dilutive options and warrants	4,503,837	—

Fully diluted weighted average common shares outstanding	61,481,932	47,876,830

Basic earnings per share	$0.16	$(0.07)

Fully diluted earnings per share	$0.15	$(0.07)

Included in the computation of fully diluted earnings per share are outstanding stock options and warrants with an exercise price less than the average market price of the common shares for the period. As of March 31, 2004 there were no stock options or warrants excluded from the fully diluted earnings per share calculation because all options and warrants exercise price were less than the average market price of common shares.

Stock-Based Employee Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment to FASB Statement No. 123.”

Back to Contents

Had compensation cost for the Company’s Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s income and income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,

	2004	2003

Net income (loss), as reported	$9,048	$(3,213)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(959)	(862)

Pro forma net income (loss)	$8,089	$(4,075)

Earnings per share:
Basic — as reported	$0.16	$(0.07)

Basic — pro forma	$0.14	$(0.09)

Diluted — as reported	$0.15	$(0.07)

Diluted — pro forma	$0.13	$(0.09)

The Company calculated the fair value of each option grant on the date of the grant using Black-Scholes pricing method with the following assumptions: for the three months ended March 31, 2004 and 2003, the dividend yield was 0% and 0%; the weighted average expected option term was five years; risk-free interest rate was 3% and 2.69%; the stock volatility for the three months ended March 31, 2004 and 2003 was 79.48% and 69%, respectively. The weighted average fair value of options for March 31, 2004 and 2003 was $14.12 and $1.96, respectively.

The Company reports both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding and all dilutive potential common shares outstanding.

Note 2.     Convertible Senior Subordinated Debentures

On April 5, 2004, the Company issued and sold $95.0 million in aggregate principal amount of its 1.250% convertible senior subordinated debentures due 2024. The debentures were sold by the Company to Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and First Albany Capital Inc., as initial purchasers, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). We have been advised by the initial purchasers that they have resold, and/or intend in the future to resell, the debentures to “qualified institutional buyers” (as defined in Rule 144A promulgated under the Securities Act) in transactions exempt from the registration requirements of the Securities Act in reliance on Rule 144A.

The issuance and sale of the debentures resulted in net proceeds to the Company of approximately $91,675,000. These proceeds are being used for general corporate purposes, including working capital requirements, manufacturing of our products and research and development.

The debentures bear interest at the rate of 1.250% per year. Interest on the debentures is payable on April 1 and October 1 of each year, beginning on October 1, 2004. The debentures are convertible by holders into shares of our common stock at a conversion price of $28.08 per share (which represented a 30% premium over our stock price at the time the debentures were issued). The conversion price is subject to adjustment in certain events if: (1) the price of our common stock reaches a specific threshold; (2) the trading price for the debentures falls below certain thresholds; (3) the debentures have been called for redemption; or (4) certain corporate transactions occur.

Back to Contents

The debentures mature on April 1, 2024, unless earlier redeemed, repurchased or converted. Before April 5, 2007, we may redeem some or all of the debentures if the price of our common stock reaches a specific threshold, at a redemption price that includes an additional payment on the redeemed debentures equal to $230.77 per $1,000 principal amount of debentures, less the amount of any interest actually paid or accrued and unpaid on the debentures. On and after April 5, 2007, the Company may redeem some or all of the debentures at certain specified redemption prices.

The debentures are the Company’s unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness. On April 1, 2009, April 1, 2014, and April 1, 2019, and under certain circumstances, holders of the debentures will have the right to require us to repurchase all or any part of their debentures at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest and liquidated damages, if any, to, but excluding the repurchase date.

In connection with the offering of the debentures, we are required to file a shelf registration statement by July 5, 2004 with the Securities and Exchange Commission covering resales of the debentures and of the common stock issuable upon conversion of the debentures. The S-3 must be declared effective by the SEC by October 4, 2004.

Note 3.     Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We implemented the provisions of EITF Issue No. 00-21 in revenue recognition of certain strategic agreements. The Company reviews all of the terms of its strategic alliances and follows the guidance from this Issue for all multiple element arrangements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, amendment of FASB Statement No. 123.” This statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company’s Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 1 to the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. On October 8, 2003, the FASB decided to defer FIN 46 until the first reporting period ending after December 15, 2003. The provisions of this Interpretation did not have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, clarifying the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation do not have a material impact on the Company’s financial condition or results of operations.

In February 2004, the FASB issued revised FASB Staff Position (“FSP”) pertaining to FIN 46(R). The revised FSPs replace certain previously issued FIN 46 FSP for entities to which FIN 46(R) is applicable. This revision to FIN 46 did not have a material impact on the Company’s financial condition or results of operation.

In February 2004, the FASB revised SFAS 133, Accounting for Derivative Instruments and Hedging Activities for Implementation issue E2L, A1J, and C6. The revisions to SFAS 133 did not have a material impact on the Company’s financial condition or results of operation.

Back to Contents

In December 2003, the FASB revised SFAS 132, “Employers’ Disclosure About Pensions and Other Post Retirement Benefits.” This Statement does not change the measurement or recognition of those plans required by FASB 87, “Employers’ Accounting for Pensions,” and No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions.” This Statement retains the disclosure requirements contained in FASB No. 132, “Employers’ Disclosure about Pensions and Other Post Retirement Plans.” The provisions of this Statement do not have a material impact on the Company’s financial condition or results of operations. During the three months ended March 31, 2004 and 2003, the employer 401-K match was $24,352 and $21,347, respectively.

In January 2004, the FASB issued FASB Staff Position FAS 106-1 to provide temporary guidance concerning the Medicare Prescription Drug Improvement and Modernization Act of 2003. The provisions of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

Note 4.     Our gross receivables and related deductions activity for the three months ended March 31, 2004 and 2003, and the year ended December 31, 2003 was:

	Three Months Ended		Year Ended

(in $000s)	March 31, 2004	March 31, 2003	December 31, 2003

Gross accounts receivable	$30,853	$8,828	$17,091
Less: Accrued rebates	(3,010)	(1,585)	(2,700)
Less: Accrued chargebacks	(3,505)	(1,137)	(4,101)
Less: Other deductions	(286)	(372)	(405)

Net accounts receivable	$24,052	$5,734	$9,885

Other deductions include allowance for disputable items, doubtful accounts, and cash discounts.

Net accounts receivable balance at March 31, 2004 includes $17,028,000 due from Teva.

Chargebacks and Rebates Accrual activity for the three months ended March 31, 2004 and 2003, and the year ended December 31, 2003 was:

CHARGEBACKS ACCRUAL

	Three Months Ended		Year Ended

(in $000s)	March 31, 2004	March 31, 2003	December 31, 2003

Beginning Balance	$4,101	$1,373	$1,373
Add: Provision related to sales made in current period	2,148	1,314	10,571
Less: Credits issued during the current period	(2,744)	(1,550)	(7,843)

Ending Balance	$3,505	$1,137	$4,101

REBATES ACCRUAL

	Three Months Ended		Year Ended

(in $000s)	March 31, 2004	March 31, 2003	December 31, 2003

Beginning Balance	$2,700	$1,525	$1,525
Add: Provision related to sales made in current period	1,120	1,062	6,680
Less: Credits issued during the current period	(810)	(1,002)	(5,505)

Ending Balance	$3,010	$1,585	$2,700

Back to Contents

Note 5.     Our inventory consists of the following:

(in $000s)	March 31, 2004	December 31, 2003

Raw materials	$16,387	$9,671
Work in process	2,011	5,303
Finished goods	11,750	13,505

	$30,148	$28,479

The Company, as most companies in the generic pharmaceutical industry, may build inventories of certain ANDA related products that have not yet received FDA approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate to increase its commercial opportunity.

As of March 31, 2004, the Company’s total inventory of $30,148,000 included $4,495,000 in inventories relating to products pending launch while IMPAX awaits receipt of FDA marketing approval and/or satisfactory resolution of patent infringement litigation, as follows:

(in $000s)

Raw materials	$3,876
Work in process	—
Finished goods	619

Total	$4,495

Note 6.     Intangibles consist of the following:

(in $000s)	Estimated useful life (years)	March 31, 2004	December 31, 2003

Product rights and licenses	3 – 8	$2,691	$2,691

Less: Accumulated amortization		(2,408)	(2,312)

		$283	$379

Amortization expense was $96,000 for the three months ended March 31, 2004. Expected amortization expense for 2004 will be approximately $379,000.

Note 7.     Accrued Expenses and Deferred Revenue

	March 31,	December 31,
(in $000’s)	2004	2003

Sales returns	$4,980	$4,121
Deferred revenues	1,821	1,751
Accrued salaries and payroll expenses	2,875	1,649
Patent infringement and other legal expenses	1,623	1,327
Accrued Medicaid rebates	586	613
Accrued royalty and gross profit sharing expense	457	559
Other accruals	1,013	469
Accrued shelf stock protection	175	232
Accrued professional fees	90	151

	$13,620	$10,872

Back to Contents

Note 8.     Returns Accrual

RETURNS ACCRUAL

	Three Months Ended		Year Ended

(in $000s)	March 31, 2004	March 31, 2003	December 31, 2003

Beginning Balance	$4,121	$3,100	$3,100
Add: Provision related to sales made in current period	1,781	132	2,276
Less: Credits issued during the current period	(922)	(132)	(1,255)

Ending Balance	$4,980	$3,100	$4,121

Note 9.     Commitments and Contingencies

Patent Litigation

There has been substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products that are the subject of conflicting patent rights. One or more patents cover most of the brand name controlled-release products for which we are developing generic versions. Under the Hatch-Waxman Amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer’s product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer’s certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder’s receipt of such certification. If the patent holder files suit, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered, or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by us, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we are successful, could have a material adverse effect on our results of operations and financial position. In addition, there can be no assurance that any patent litigation will be resolved prior to the 30-month period. As a result, even if the FDA were to approve a product upon expiration of the 30-month period, we may not commence marketing that product if patent litigation is still pending.

Lawsuits have been filed against us in connection with fourteen of our Paragraph IV filings. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

As part of our patent litigation strategy, we had obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company (“AISLIC”), an affiliate of AIG International. This litigation insurance covered us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. Both policies have reached their limit of liability. While Teva has agreed to pay 45% to 50% of the attorneys’ fees and costs (in excess of the $7 million covered by our insurance policies) related to the twelve products covered by our strategic alliance agreement with Teva, we will be responsible for the remaining expenses and costs for these products, and all of the costs associated with patent litigation for our other products and our future products.

We do not believe that this type of litigation insurance will be available on acceptable terms for our current or future ANDAs. In those cases, our policy is to record such expenses as incurred.

Although the outcome and costs of the asserted and unasserted claims is difficult to predict because of the uncertainties inherent in patent litigation, management does not expect the Company’s ultimate liability for such matters to have a material adverse effect on its financial condition, results of operations, or cash flows.

FIN 45

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers, and strategic partners when the Company undertakes an obligation to guarantee the performance of others through the delivery of cash or other assets if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. As of March 31, 2004, all indemnifications included in agreements as of that date are excluded from the scope of FIN No. 45 as they relate primarily to our own future performance and do not require any contingent payments.

Back to Contents

As of March 31, 2004, our total contractual commitments on loans, operating leases, and royalty agreements have not materially changed since December 31, 2003, as disclosed in our Report Form 10-K.

Note 10.     Changes in Securities

As part of the strategic alliance agreement that we entered into with a subsidiary of Teva Pharmaceutical Industries Ltd. (Teva) in June 2001, we received $22.0 million from Teva which assisted in the construction and improvement of our Hayward, California facilities and the development of the twelve products specified in our strategic alliance agreement. The $22.0 million was reflected on the balance sheet as a refundable deposit. The refundable deposit was provided in the form of a loan. Pursuant to the agreement, accrued and future interest on the refundable deposit was forgiven during 2002 as a result of our receipt of tentative or final approvals for at least three of our products. In addition, Teva forgave portions of this loan as we achieved certain milestones relating to the development and launch dates of the products described in our strategic alliance agreement. In addition, by requiring us to repay only 50% of the portion of the loan related to certain missed milestones, Teva chose to continue to have exclusive marketing rights for those products. At our option, we could repay Teva any amounts we owed it as part of the loan in cash or in shares of our common stock. The price of the common stock for purposes of repaying any amounts owed under the loan was the average closing sale price of our common stock measured over a ten-trading-day period ending two days prior to repayment.

In September 2003, we issued 888,918 shares of common stock to Teva, paying $13.5 million of the original $22.0 million refundable deposit. In December 2003, Teva exercised its option to retain marketing exclusivity for certain products and, accordingly, reduced the refundable deposit by $3.5 million to $5.0 million. In January 2004, Teva’s exercise of the marketing exclusivity option for certain products reduced the refundable deposit to $2.5 million. On January 15, 2004, we satisfied the remaining $2.5 million refundable deposit obligation to Teva by issuing 160,751 shares of our common stock to Teva. These shares were issued to Teva without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 30, 2004, the holders of the Series 2 Preferred Stock converted their entire 75,000 preferred shares into 1,500,000 shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To the extent any statements made in this report contain information that is not historical, these statements are forward-looking in nature and express the beliefs, expectations or opinions of management. For example, words such as “may,” “will,” “should,” “estimates,” “predicts” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause IMPAX’s future results, performance, or achievements to differ significantly from the results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, IMPAX’s ability to obtain sufficient capital to fund its operations, the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, IMPAX’s ability to successfully develop, test and commercialize pharmaceutical products, IMPAX’s limited manufacturing capability may require it to build additional capacity, IMPAX’s ability to develop an effective sales organization to market and sell future brand name products, IMPAX’s reliance on key strategic alliances, the uncertainty of patent litigation, the availability of raw materials, the regulatory environment, decreases in healthcare reimbursements could limit IMPAX’s ability to sell products or decrease its revenues, dependence on patent and other protection for innovative products, exposure to product liability claims, fluctuations in operating results, terrorist attacks, the location of its Corporate Headquarters in an earthquake zone, future dilution in ownership as a result of terms of outstanding and future issuances of securities, the volatility of IMPAX’s stock price, control of IMPAX is concentrated in its directors and executive officers who own approximately 28% of its stock, and other risks detailed from time to time in IMPAX’s filings with the Securities and Exchange Commission. Forward-looking statements speak only as to the date on which they are made, and IMPAX undertakes no obligation to update publicly or revise any forward-looking statement, regardless of whether new information becomes available, future developments occur, or otherwise.

General

Impax Laboratories, Inc. was formed through a business combination on December 14, 1999 between Impax Pharmaceuticals, Inc., a privately held drug delivery company, and Global Pharmaceutical Corporation, a generic pharmaceutical company. Impax Pharmaceuticals, Inc. merged with and into Global, with Impax stockholders receiving 3.3358 shares of Global common stock for each share of Impax Pharmaceuticals, Inc. At the conclusion of the merger, Impax Pharmaceuticals, Inc. stockholders held over 70% of the combined company. For accounting purposes, the merger has been treated as a recapitalization of Impax Pharmaceuticals, Inc. with Impax Pharmaceuticals, Inc. deemed the acquirer of Global in a reverse acquisition. As a reverse acquisition, our historical operating results prior to the merger are those of Impax Pharmaceuticals, Inc. and only include the operating results of Global after the merger. In connection with the merger, the surviving company changed its name to Impax Laboratories, Inc.

Back to Contents

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. As of March 31, 2004, the Company markets thirty- three generic pharmaceuticals, which represent dosage variations of fourteen different pharmaceutical compounds, and have seventeen applications pending at the FDA, including five tentatively approved, that address approximately $5.4 billion in U.S. product sales for the twelve months ended February 29, 2004, according to NDCHealth. Thirteen of these pending filings were made under Paragraph IV of the Hatch-Waxman Amendments. We have approximately twenty-seven other products in various stages of development for which applications have not yet been filed. These products are generic versions of pharmaceutical products that had U.S. sales of approximately $14.5 billion for the twelve months ended February 29, 2004, according to NDCHealth.

Critical Accounting Policy Related to Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 101 issued by the SEC in December 1999. We recognize revenue from the sale of products when the shipment of products is received and accepted by the customer. Provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. In December 2003, the SAB 104 was issued by the SEC. This bulletin revises and clarifies portions of Topic 13 of the Staff Accounting Bulletin to be consistent with current accounting and auditing guidance and SEC rules and regulations.

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

In June 2001, the Company entered into a Strategic Alliance Agreement with a subsidiary of Teva for twelve controlled-release generic pharmaceutical products. The agreement granted Teva exclusive U.S. prescription marketing rights for these products for a period of ten years from the date of Teva’s first sale of the products.

Revenues from product sales for these products under our strategic alliance are recognized at the time title and risk of loss transfers to Teva’s customers. During the three months ended March 31, 2004, the Company commenced shipping its Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets. Teva ships the Bupropion products to its customers and reports the results on a monthly basis. Teva provides to IMPAX a financial report detailing its gross sales less applicable chargebacks, rebates and other credits to arrive at net sales, cost of sales information and gross margins for the Bupropion products. The information on the financial report is used by IMPAX to record its monthly revenue for the Bupropion 100 mg and 150 mg products. Additionally, the amount of revenue that IMPAX earns is based on a fixed gross margin sharing percentage.

Back to Contents

Under the July 2003 Exclusivity Transfer Agreement with Andrx and Teva pertaining to the Bupropion Hydrochloride products, Andrx is entitled to certain payments for the sales of the 150 mg strength for a 180-day period from the product launch date. These payments are made directly by Teva to Andrx.

Results of Operations

Except for the three months ended March 31, 2004, we have incurred net losses in each quarter since our inception. We had an accumulated deficit of $95,501,000 at March 31, 2004.

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Overview

The net income for the three months ended March 31, 2004, was $9,048,000 as compared to a net loss of $3,213,000 for the three months ended March 31, 2003.

Revenues

Revenues for the first quarter of 2004 were a record $38,853,000, up more than 240% compared with revenues of $11,425,000 in the prior year’s first quarter. The year-over-year increase for the first quarter was primarily due to shipments of our generic versions of Wellbutrin® SR (Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, both of which were approved by the FDA during the quarter and represented approximately 61% of total revenues. During the quarter, upon approval from the FDA, we also commenced shipments of Demeclocycline Hydrochloride (Declomycin®) 150 mg and 300 mg Tablets.

The Company generated $3,031,000 of other revenues in the 2004 period, as compared to $359,000 in the 2003 period. Other revenue for the 2004 period consisted of $2,500,000 from Teva, which represented the reversal of a portion of the refundable deposit for its exercise of the exclusivity option for certain products. The balance of $531,000 of other revenue represents revenues recognized pursuant to strategic agreements with Schering-Plough, Wyeth, and Novartis. The following table summarizes the activity in net revenues for the three months ended March 31, 2004 and 2003:

	2004	2003

Product sales	$41,552	$14,153
Less:
Rebates	(1,120)	(1,062)
Chargebacks	(2,148)	(1,314)
Product return reserve	(1,781)	(132)
Other credits	(681)	(579)

Net sales	35,822	11,066
Revenue from reversal of refundable deposit from Teva	2,500	—
Other Revenues	531	359

Total Revenues	$38,853	$11,425

The rebates, chargebacks, returns and other credits decreased for the three months ended March 31, 2004 to approximately 14% of product sales as compared to approximately 22% for the comparable period in 2003. This decrease was mainly due to Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets, Loratadine, and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets which are exempt from rebates, chargebacks and other credits as per the agreements with Schering-Plough, Wyeth, and Novartis. The increase in the reserve for product returns was primarily due to returns for LIPRAM products. Product returns for the three months ended March 31, 2004 and 2003 were $922,000 and $132,000, respectively.

Cost of Sales

The cost of sales for the three months ended March 31, 2004, was $18,550,000 as compared to $8,147,000 for the same period in 2003. The overall increase in cost of sales was primarily due to the increase in cost of materials as a result of increased product sales, primarily from Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets.

Back to Contents

Gross Margin

Gross margin for the three months ended March 31, 2004 was $20,303,000 as compared to $3,278,000 for the same period in 2003. The gross margin improvement was primarily due to higher net product sales, such as Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets and Demeclocycline Hydrochloride 150 and 300 mg Tablets and higher revenue from strategic alliances, which include amortization of deferred revenue for up-front and milestone payments of $531,000, as compared to $359,000 in 2003. In addition, $2,500,000 of other revenues represented the reversal of a portion of the refundable deposit from Teva under the strategic alliance agreement for its exercise of the exclusivity option for certain products.

Research and Development Expenses

The research and development expenses for the three months ended March 31, 2004 were $6,504,000 less reimbursements of $11,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. under the Strategic Alliance Agreement signed in June 2001, as compared to $3,755,000 less reimbursements of $132,000 for the same period in 2003. The higher research and development expenditures in 2004 as compared to 2003 were attributable to higher legal expenses related to patents and alleged patent infringement lawsuits, higher personnel costs, Active Pharmaceutical Ingredient (API) costs, clinical studies, and new product introduction costs.

Selling Expenses

The selling expenses for the three months ended March 31, 2004 were $726,000 as compared to $568,000 for the same period in 2003. The increase in selling expenses as compared to 2003 was primarily due to higher personnel costs.

General and Administrative Expenses

The general and administrative expenses for the three months ended March 31, 2004 were $3,351,000 as compared to $2,122,000 for the same period in 2003. The increase in general and administrative expenses as compared to 2003 was primarily due to higher professional fees, insurance premiums, and personnel costs.

Interest Income

Interest income for the three months ended March 31, 2004 was $56,000 as compared to $42,000 for the same period in 2003, primarily due to higher average cash equivalents for the quarter.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $272,000 as compared to $231,000 for the same period in 2003. The interest expense for 2004 relates primarily to the two Cathay Bank loans, and the revolving credit facility and term loan agreement with Wachovia Bank N.A. The following table summarizes the activity for the three months ended March 31, 2004 and 2003:

	2004	2003

(in $000s)
Interest expense	$272	$231

Total interest expense	$272	$231

Income Taxes

In March 2004, the Company provided for income taxes of $476,000, or 5% of income before taxes, as compared to $0 for the 2003 period. Such income tax provision reflects the partial reversal of the deferred income tax asset valuation allowance recognized in prior years. The valuation allowance was reduced to reflect the realization of federal and state net operating loss carryforwards that offset the current tax component of the income tax provision. At December 31, 2003, the Company had a net operating loss-carryforward totaling approximately $94,600,000, which expires from 2009 through 2023.

Net Income

The net income for the three months ended March 31, 2004, was $9,048,000 as compared to a net loss of $3,213,000 for the same period in 2003. The net income for the three months ended March 31, 2004 was due primarily to the introduction of the Bupropion 100 mg and 150 mg products marketed by Teva, and Demeclocycline Hydrochloride 150 and 300 mg. Tablets. In addition, the other revenues of $3,031,000 contributed to the profitability for the quarter.

Back to Contents

Liquidity and Capital Resources

As of March 31, 2004, we had $19,491,000 in cash and cash equivalents. Only $200,000 of the account balances are insured by the Federal Depository Insurance Company (FDIC). The balance of the Company’s cash equivalents are held in U.S. Treasury securities, which are not insured by the FDIC.

We generated cash in excess of our working capital requirements for the three months ended March 31, 2004. Our cash flows provided by operations were a positive amount of $4,982,000, as compared to a negative amount of $871,000 in the prior year. This increase was primarily related to the change, year-over-year, in net income, partially offset by increases in working capital account balances. In addition, the remaining balance of the refundable deposit was satisfied by issuing 160,751 shares of common stock to Teva and by Teva’s exercise of the exclusivity option for certain products. As of March 31, 2004, to our knowledge, Teva owns 2,511,752 shares of IMPAX common stock, or approximately 4.3% of the outstanding stock.

The net cash provided by financing activities for the three months ended March 31, 2004, was approximately $1,029,000 consisting of the $1,985,000 net proceeds from issuance of common stock upon exercise of stock options and warrants, and net repayments of $956,000 primarily from the Wachovia credit facility.

Our capital expenditures for the three months ended March 31, 2004 were $2,025,000 as compared to $698,000 for the same period in 2003.

In December 2003, the Company transferred the $25 million Loan and Security Agreement from Congress Financial Corporation to Wachovia Bank, N.A., thereby securing lower interest and less restrictive borrowing terms. The revolving loan is collateralized by eligible accounts receivable and inventory, subject to sublimits and other terms, and the term loan is collateralized by machinery and equipment, with a 60-month amortization. In addition, a $10 million restricted cash account was established as collateral for this credit facility, to be reduced based on meeting certain cumulative positive cash flow targets. The interest rates for the revolving loans are prime rate plus 0.75%, or eurodollar rate plus 2.75%, at our option, based on excess availability. The term loan has an interest rate of prime rate plus 1.5%, or eurodollar rate plus 4%, at our option. As of March 31, 2004, we borrowed approximately $6,953,000 against the revolving credit line and $3,085,000 against the term loan. The borrowing availability under the revolving credit line changes daily based on eligible accounts receivable and inventory. The revolving credit facility and the term loan agreement have two financial covenants: one related to Adjusted Excess Availability, and the other one related to Capital Expenditures limits. At March 31, 2004, both financial covenants were met.

We have no interest rate or derivative financial instruments nor material foreign exchange risks. We are also not party to any off-balance-sheet arrangements, other than operating leases.

We expect to incur significant operating expenses, particularly research and development, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources.

On April 5, 2004, the Company completed a convertible senior subordinated debenture offering of $95,000,000 for net proceeds of $91,675,000. The proceeds of the debentures will be used for general corporate purposes, including working capital requirements, manufacturing of our products, and research and development.

To date, we have funded our research and development and other operating activities through equity and debt financing, and strategic alliances.

We have not paid any cash dividends on our common stock and we do not plan to pay any such cash dividends in the foreseeable future. We plan to retain any earnings for the operation and expansion of our business. Our loan agreements and our strategic agreement with Teva prohibit the payment of dividends without the other party’s consent.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We implemented the provisions of EITF Issue No. 00-21 in revenue recognition of certain strategic agreements. The Company reviews all of the terms of its strategic alliances and follows the guidance from this Issue for all multiple element arrangements.

Back to Contents

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, amendment of FASB Statement No. 123.” This statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock Based Compensation.” Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company’s Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 1 to the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. On October 8, 2003, the FASB decided to defer FIN 46 until the first reporting period ending after December 15, 2003. The provisions of this Interpretation did not have a material impact on the Company’s financial condition or results of operations.

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, clarifying the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation do not have a material impact on the Company’s financial condition or results of operations.

In February 2004, the FASB issued revised FSP pertaining to FIN 46(R). The revised FSPs replace certain previously issued FIN 46 FSP for entities to which FIN 46(R) is applicable. This revision to FIN 46 did not have a material impact on the Company’s financial condition or results of operation.

In February 2004, the FASB revised SFAS 133, Accounting for Derivative Instruments and Hedging Activities for Implementation issue E2L, A1J, and C6. The revisions to SFAS 133 did not have a material impact on the Company’s financial condition or results of operation.

In December 2003, the FASB revised SFAS 132, “Employers’ Disclosure About Pensions and Other Post Retirement Benefits.” This Statement does not change the measurement or recognition of those plans required by FASB 87, “Employers’ Accounting for Pensions,” and No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions.” This Statement retains the disclosure requirements contained in FASB No. 132, “Employers’ Disclosure about Pensions and Other Post Retirement Plans.” The provisions of this Statement do not have a material impact on the Company’s financial condition or results of operations. During the three months ended March 31, 2004 and 2003, the employer 401-K match was $24,352 and $21,347, respectively.

In January 2004, the FASB issued FASB Staff Position FAS 106-1 to provide temporary guidance concerning the Medicare Prescription Drug Improvement and Modernization Act of 2003. The provisions of this pronouncement did not have a material impact on the Company’s financial condition or results of operations.

Major Operational Highlight for the Three Months Ended March 31, 2004

•
On January 28, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted final approval to the Company’s Abbreviated New Drug Application (ANDA) for its generic version of Wellbutrin® SR (Bupropion Hydrochloride) 100 mg Controlled Release Tablets and has granted tentative approval to the Company’s generic version of Wellbutrin SR 150 mg Controlled Release Tablets. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. According to NDCHealth, U.S. sales of these dosage forms of Wellbutrin SR Tablets were approximately $1.4 billion in the twelve months ended February 29, 2004.

•
On January 29, 2004, IMPAX Laboratories, Inc. announced that the Court of Appeals for the Federal Circuit in Washington, D.C. upheld a lower court decision that ruled against certain claims by GlaxoSmithKline in regards to the Company’s Abbreviated New Drug Applications (ANDAs) for Wellbutrin SR(R) (Bupropion Hydrochloride) 100 mg and 150 mg and for Zyban(R) (Bupropion Hydrochloride) 150 mg. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression and Zyban for smoking cessation.

Back to Contents

•
On February 27, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted tentative approval to the Company’s Abbreviated New Drug Application for its generic version of Allegra(R)-D (Fexofenadine Hydrochloride and Pseudoephedrine Hydrochloride 60mg/ 120mg) Extended Release Tablets. Aventis Pharmaceuticals markets Allegra-D for the treatment of the symptoms associated with seasonal allergic rhinitis. According to NDCHealth, U.S. sales of Allegra-D were approximately $452 million in the twelve months ended February 29, 2004.

•
On March 5, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted final approval to the Company’s Abbreviated New Drug Application for a generic version of Claritin®-D 24-Hour (Loratadine and Pseudoephedrine Sulfate, 10mg/240mg) Extended Release Tablets. Schering-Plough Corporation markets Claritin-D 24-Hour as an over-the-counter (OTC) drug for the relief of symptoms of seasonal allergic rhinitis (hay fever). According to NDCHealth, U.S. sales of Claritin-D 24-Hour were $21 million for the twelve months ended February 29, 2004. The Company is working with its marketing partner toward the commercial launch of this product.

•
On March 8, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted tentative approval to the Company’s Abbreviated New Drug Application (ANDA) for its generic version of Tricor(R) (Fenofibrate) Tablets. Tricor Tablets are marketed by Abbott Laboratories, Inc. to assist patients in managing their cholesterol levels. The drug is indicated for use in reducing elevated LDL cholesterol, total cholesterol, triglycerides and Apo B and increasing HDL cholesterol in patients with primary hypercholesterolemia or mixed lipidemia. The drug has also been approved as adjunctive therapy for the treatment of hypertriglyceridemia, a disorder characterized by elevated levels of very low density lipoprotein (VLDL) in the plasma. According to NDCHealth, U.S. sales of Tricor Tablets were approximately $620 million for the twelve months ended February 29, 2004.

•
On March 22, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted final marketing approval to the Company’s Abbreviated New Drug Application (ANDA) for its generic version of Wellbutrin(R) SR (Bupropion Hydrochloride) 150 mg Controlled Release Tablets. The FDA had previously granted final approval for the Company’s application for the 100 mg strength. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. Both products were shipped to our marketing partner, Teva.

•
On March 23, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted final marketing approval to the Company’s Abbreviated New Drug Application (ANDA) for its generic version of Declomycin® (Demeclocycline Hydrochloride) 150 and 300 mg. Tablets. ESP Pharma markets Declomycin for the treatment of various infections. According to NDCHealth, U.S. sales of Declomycin were approximately $24 million for the twelve months ended February 29, 2004. IMPAX’s Global Pharmaceuticals division began marketing the product immediately.

•
On March 30, 2004, IMPAX Laboratories, Inc. announced the pricing of its private offering of $95 million aggregate principal amount of 1.250% convertible senior subordinated debentures due 2024, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. (For additional details, please see Note 2.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash and cash equivalents includes U.S. government and short term commercial paper stated at cost which approximates market value. The primary objective of the Company’s investment activities is to preserve principal while, at the same time, maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, and short-term commercial paper. One hundred percent of the Company’s portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at March 31, 2004. The Company’s debt instruments at March 31, 2004, are subject to fixed and variable interest rates and principal payments. We believe that the fair value of our fixed and variable rate long-term debt approximates their carrying value of approximately $16.6 million at March 31, 2004. While changes in market interest rates may affect the fair value of our fixed and variable rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company’s financial statements will not be material.

We have no interest rate or derivative financial instruments nor material foreign exchange risks. We are also not party to any off-balance-sheet arrangements, other than operating leases.

Back to Contents

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of our management, including our principal executive officers and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officers and our principal financial officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. The CEO and CFO also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Controls occurred during the quarter that have materially affected, or which are reasonably likely to materially affect, Internal Controls.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Patent Litigation

There has been substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products that are the subject of conflicting patent rights. One or more patents cover most of the brand name controlled-release products for which we are developing generic versions. Under the Hatch-Waxman Amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer’s product or is invalid or unenforceable, the developer must so certify to the FDA. That certification must also be provided to the patent holder, who may challenge the developer’s certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder’s receipt of such certification. If the patent holder files suit, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered, or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by us, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market our product candidates as a result of litigation, as well as the expense of such litigation, whether or not we are successful, could have a material adverse effect on our results of operations and financial position. In addition, there can be no assurance that any patent litigation will be resolved prior to the 30-month period. As a result, even if the FDA were to approve a product upon expiration of the 30-month period, we may not commence marketing that product if patent litigation is still pending.

Lawsuits have been filed against us in connection with fourteen of our Paragraph IV filings. The outcome of such litigation is difficult to predict because of the uncertainties inherent in patent litigation.

AstraZeneca AB et al. v. IMPAX: The Omeprazole Cases

In May 2000, AstraZeneca AB and four of its related companies filed suit against IMPAX in the U.S. District Court in Wilmington, Delaware claiming that IMPAX’s submission of an ANDA for Omeprazole Delayed Release Capsules, 10 mg and 20 mg, constitutes infringement of six U.S. patents relating to AstraZeneca’s Prilosec product. The action seeks an order enjoining IMPAX from marketing Omeprazole Delayed Release Capsules, 10 mg and 20 mg until February 4, 2014, and awarding costs and attorney fees. There is no claim for damages.

In February 2001, AstraZeneca and the same related companies filed the same suit against IMPAX in the same federal court in Delaware for infringement, based upon IMPAX’s amendment to its ANDA adding 40 mg strength Omeprazole Delayed Release Capsules.

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

Back to Contents

Early in the multidistrict litigation, the trial court ruled that one of the six patents-in-suit was not infringed by the sale of a generic omeprazole product and that certain other patents were invalid. These rulings effectively eliminated four patents from the trial of these infringement cases, although AstraZeneca may appeal these rulings as part of the overall appeal process in the case.

On October 11, 2002, after a trial involving Andrx, Genpharm, Cheminor, and Kremers, the trial judge handling the multidistrict litigation ruled on AstraZeneca’s complaints that three of these four defendants (First Wave Defendants) infringed the remaining patents-in-suit. The trial judge ruled that three of the First Wave defendants, Andrx, Genpharm, and Cheminor, infringed the remaining two patents asserted by AstraZeneca in its complaints, and that those patents are valid until 2007. In the same ruling, the trial court ruled that the remaining First Wave Defendant, Kremers, did not infringe either of the remaining two patents. This defendant’s formulation differed from the formulation used by the other First Wave Defendants in several respects. In mid-December 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the October 2002 ruling in all respects. Subsequent petitions for rehearing have been denied.

The formulation that IMPAX would employ in manufacturing its generic equivalent of omeprazole has not been publicly announced. IMPAX’s formulation has elements that resemble those of other First Wave Defendants, but it also has elements that differ. Although the ruling by the trial court in the multidistrict litigation has a significant effect on the course of AstraZeneca’s litigation against IMPAX, application of the trial court’s opinion is not certain. IMPAX believes that it has defenses to AstraZeneca’s claims of infringement, but the opinion rendered by the trial court in the First Wave cases makes the outcome of AstraZeneca’s litigation against IMPAX uncertain.

Two of the remaining six defendants (Second Wave Defendants) filed Motions for Summary Judgment of Non-Infringement, based upon the October 2002 ruling. The trial court has deferred ruling on those motions until discovery is completed.

In December 2003, the trial court entered a new scheduling order governing pre-trial proceedings relating to the Second Wave Defendants, including IMPAX. The schedule for completion of the litigation in the Second Wave, including AstraZeneca’s litigation against IMPAX, now provides that all fact discovery (with certain exceptions) is complete. AstraZeneca’s expert reports on issues as to which it bears the burden of proof, including issues of alleged infringement, were produced on February 17, 2004. IMPAX’s responsive expert reports will be completed by July 12, 2004. Any rebuttal reports by AstraZeneca will be required to be produced by August 6, 2004. The parties have not submitted their joint schedule for expert depositions to the Special Master and the Special Master has not issued an order regarding expert depositions. Depositions of the parties’ experts are expected to occur thereafter and to be completed by mid-December 2004. Motions for Summary Judgment and responses must be filed and fully briefed by November 18, 2004. Given the delays which have thus far occurred in the litigation and the number of experts already designated by the parties, it is uncertain whether the expert depositions can be completed in the time allotted by the present schedule.

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

In August 2003, the court issued an order dismissing four of the patents-in-suit, three with prejudice. On September 30, 2003, as a result of the court’s dismissal, AstraZeneca served each of the Second Wave Defendants, including IMPAX, with an amended complaint. In October 2003, IMPAX filed an answer to the amended complaint in which we asserted a new counterclaim with antitrust allegations. The counterclaim will be severed, and proceedings relating to it will be stayed until after trial of the patent infringement case.

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

Back to Contents

IMPAX filed a Summary Judgment Motion, based upon prosecution history estoppel grounds. The parties completed the briefing on this issue and oral argument was held on November 19, 2001. At the request of the Court, in July 2002, both sides submitted briefs on the impact of the recent Supreme Court decision in Festo v. Shoketsu Kinzoku Kogyo Kabushi Co., et al. (which we refer to as the Festo decision) to the pending Motion for Summary Judgment. IMPAX brought an additional Motion for Summary Judgment in early August 2002, requesting that the court apply another court’s decision which limited the scope of the Glaxo ‘798 patent.

On August 21, 2002, IMPAX’s Motions for Summary Judgment were granted. Glaxo has appealed this decision to the Court of Appeals for the Federal Circuit and that appeal was fully briefed on January 22, 2003. Oral argument was heard on June 2, 2003 and the District Court’s decision in favor of IMPAX was affirmed by the Court of Appeals on January 29, 2004. Glaxo has filed a request for rehearing or rehearing en banc.

Previously, Glaxo had decided to settle its Bupropion Hydrochloride 100 mg and 150 mg Extended Release Tablets litigation with Watson Pharmaceuticals on terms that are confidential.

Aventis Pharmaceuticals Inc., et al. v. IMPAX: The Fexofenadine Cases

On March 25, 2002, Aventis Pharmaceuticals Inc., Merrell Pharmaceuticals Inc., and Carderm Capital L.P. (collectively referred to as Aventis) sued IMPAX in the U.S. District Court for the District of New Jersey (Civil Action No. 02-CV-1322) alleging that IMPAX’s proposed fexofenadine and pseudoephedrine hydrochloride tablets, containing 60 mg of fexofenadine and 120 mg of pseudoephedrine hydrochloride, infringe U.S. Patent Nos. 6,039,974; 6,037,353; 5,738,872; 6,187,791; 5,855,912; and 6,113,942. On November 7, 2002, Aventis filed an amended complaint, which added an allegation that IMPAX’s Fexofenadine and Pseudoephedrine Hydrochloride 60 mg/120 mg Extended Release Tablet product infringes U.S. Patent No. 6,399,632. Aventis seeks an injunction preventing IMPAX from marketing its Fexofenadine and Pseudoephedrine Hydrochloride 60 mg/120 mg Extended Release Tablet product until the patents-in-suit have expired, and an award of damages for any commercial manufacture, use, or sale of IMPAX’s Fexofenadine and Pseudoephedrine Hydrochloride 60 mg/120 mg Extended Release Tablet product, together with costs and attorneys’ fees.

Fact discovery in this action is scheduled to close on October 29, 2004. IMPAX believes that it has defenses to the claims made by Aventis based on noninfringement and invalidity. No trial date has been set.

Aventis has also filed a suit against Barr Laboratories, Inc., Mylan Pharmaceuticals, Inc., Dr. Reddy’s Pharmaceuticals and Teva Pharmaceuticals USA, Inc. in New Jersey asserting the same patent infringement against these defendants’ proposed Fexofenadine and Pseudoephedrine or Fexofenadine products. The IMPAX case has been consolidated for trial with the Barr, Mylan, Dr. Reddy and Teva cases.

On July 23, 2003, IMPAX filed Summary Judgment motions for non-infringement of U.S. Patent Nos. 6,039,974, 6,113,942, and 5,855,912; and for non-infringement and invalidity of U.S. Patent No. 5,738,872. Opposition papers were filed on August 11, 2003. Reply papers were filed on September 24, 2003. On October 24, 2003, IMPAX filed a brief discussing the impact of the recent Festo decision on their Motions for Summary Judgment of non-infringement. Oral argument for the Summary Judgment Motion regarding the ‘912, ‘942, and ‘974 patents was heard on November 3, 2003. Oral argument for the Summary Judgment Motion regarding the ‘872 patent was heard on December 8, 2003. IMPAX is currently awaiting a decision on these motions.

Purdue Pharma L.P. et al. v IMPAX: The Oxycodone Cases

On April 11, 2002, Purdue Pharma and related companies filed a complaint in the U.S. District Court for the Southern District of New York alleging that IMPAX’s submission of ANDA No. 76-318 for 80 mg OxyContin Tablets infringes three patents owned by Purdue. The Purdue patents are U.S. Patent Nos. 4,861,598, 4,970,075 and 5,266,331; all directed to controlled release opioid formulations. On September 19, 2002, Purdue filed a second Infringement Complaint regarding IMPAX’s 40 mg OxyContin generic product. On October 9, 2002, Purdue filed a third Infringement Complaint regarding IMPAX’s 10 mg and 20 mg OxyContin generic products. IMPAX filed its answer and counterclaims in each case on October 3, 2003. On November 25, 2003, Purdue submitted their reply to our counterclaims. Purdue is seeking, among other things, a court order preventing IMPAX from manufacturing, using or selling any drug product that infringes the subject Purdue patents. IMPAX had disputed jurisdiction of the New York courts and brought an action for a Declaratory Judgment of Patent Invalidity in Delaware. The New York court denied IMPAX’s Motion to Dismiss and the Delaware action was dismissed.

Purdue previously sued Boehringer Ingelheim/Roxane, Endo and Teva on the same patents. One or more of these defendants may resolve the invalidity issues surrounding the Purdue patents prior to IMPAX’s case goes to trial. The Boehringer Ingelheim/Roxane suit is stayed. The Endo action was tried in June 2003 and post trial briefs have been filed. In January 2004, the judge in the Endo action ruled that the three patents in suit, the same patents that Purdue had asserted against IMPAX, are unenforceable because they were inequitably procured and enjoined their enforcement. There can be no assurances that such ruling will not be challenged or, if sustained upon challenge, that the rulings in IMPAX’s cases will be consistent with such rulings.

Back to Contents

IMPAX v. Aventis Pharmaceuticals, Inc.: The Riluzole Case

In June 2002, IMPAX filed suit against Aventis Pharmaceuticals, Inc. in the U.S. District Court in Wilmington, Delaware, seeking a declaration that the filing of an ANDA to engage in a commercial manufacture and/or sale of Riluzole 50 mg Tablets for treatment of patients with amyotrophic lateral scleroses (ALS) does not infringe claims of Aventis’ U.S. Patent No. 5,527,814 (‘814 patent) and a declaration that this patent is invalid.

In response to IMPAX’s complaint, Aventis filed counterclaims for direct infringement and inducement of infringement of the ‘814 patent. In December 2002, the district court granted Aventis’ Motion for Preliminary Injunction and enjoined IMPAX from infringing, contributory infringing, or inducing any other person to infringe Claims 1, 4 or 5 of the ‘814 patent by selling, offering for sale, distributing, marketing or exporting from the United States any pharmaceutical product or compound containing riluzole or salt thereof for the treatment of ALS.

The trial was completed on October 30, 2003, and post-trial briefing was completed in December 2003. IMPAX is pursuing its assertions that claims of the ‘814 patent are invalid in view of prior art and are unenforceable in view of inequitable conduct committed during the prosecution of the patent before the United States Patent and Trademark Office (USPTO).

On January 30, 2004, the court denied IMPAX’s Motion for Summary Judgment on inequitable conduct and, on February 5, 2004, the court denied IMPAX’s Motion for Summary Judgment on non-infringement of certain claims. The court has not issue its trial rulings and did not rule on the third pre-trial Motion for Summary Judgment based on invalidity of the patent-in-suit.

If IMPAX is not ultimately successful in proving invalidity or unenforceability, there is a substantial likelihood that the court will enter a Permanent Injunction enjoining IMPAX from marketing Riluzole 50 mg Tablets for the treatment of ALS in the United States until the expiration of the ‘814 patent (June 18, 2013). If IMPAX is ultimately successful in proving either defense, the Preliminary Injunction would be set aside and IMPAX would be permitted to market its Riluzole 50 mg Tablet product for the treatment of ALS in the United States.

Abbott Laboratories v. IMPAX: The Fenofibrate Tablet Cases

In January 2003, Abbott Laboratories and Fournier Industrie et Sante and a related company filed suit against IMPAX in the U.S. District Court in Wilmington, Delaware claiming that IMPAX’s submission of an ANDA for Fenofibrate Tablets, 160 mg, constitutes infringement of two U.S. patents owned by Fournier and exclusively licensed to Abbott, relating Abbott’s Tricor tablet product.

In March 2003, Abbott and Fournier filed a second action against IMPAX in the same court making the same claims against IMPAX’s 54 mg Fenofibrate Tablets. These cases were consolidated in April 2003.

In September 2003, Abbott and Fournier filed a third action against IMPAX in the U.S. District Court in Wilmington, Delaware, claiming that IMPAX’s submission of its ANDA for 54 mg and 160 mg Fenofibrate Tablets constitutes infringement of a third patent recently issued to Fournier and exclusively licensed to Abbott. This action was also consolidated with the two previously consolidated actions in December 2003. In January 2004, Abbott and Fournier filed a fourth action relating to IMPAX’s 54 mg and 160 mg Fenofibrate Tablets based upon a claim of infringement of a fourth patent. All four cases were consolidated in March 2004. Discovery in the consolidated cases closes in June 2004 and the trial is currently set for June 2005. IMPAX has responded to all four complaints by asserting that its proposed generic Fenofibrate Tablet products do not infringe the patents-in-suit and by asserting that the patents-in-suit are invalid.

All four actions seek an injunction preventing IMPAX from marketing its Fenofibrate Tablet products until the expiration of the patents (January 9, 2018) and an award of damages for any commercial manufacture, use, or sale of IMPAX’s Fenofibrate Tablet product, together with costs and attorney fees.

Solvay Pharmaceuticals v. IMPAX: The Creon Case

On April 11, 2003, Solvay Pharmaceuticals, Inc., manufacturer of the Creon line pancreatic enzyme products, brought suit against IMPAX in the U.S. District Court for the District of Minnesota claiming that IMPAX has engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the Company’s marketing and sale of its Lipram products. The suit seeks actual and consequential damages, including treble damages, attorneys’ fees, injunctive relief and declaratory judgments that would prohibit the substitution of Lipram for prescriptions of Creon. On June 6, 2003, IMPAX filed a Motion for Dismissal of Plaintiff’s Complaint, which seeks to dismiss each count of Solvay’s complaint. Oral argument on that Motion was heard on November 7, 2003. On January 9, 2004, the U.S. District Court issued a ruling on IMPAX’s Motion for Dismissal, dismissing two of the counts set forth in the Complaint, including the count which sought a declaratory judgment that Lipram may not lawfully be substituted for prescriptions of Creon. On January 26, 2004, IMPAX filed its Answer to the Complaint and Counterclaim alleging that Solvay wrongfully interfered with IMPAX’s business relationships. On February 17, 2004, Solvay filed its Reply to IMPAX’s Counterclaim. On February 24, 2004, the Rule 16 Scheduling Conference was held and, on February 25, 2004, the Court issued a Scheduling Order setting the deadline for discovery on January 14, 2005, and a trial date for July 1, 2005. Fact discovery is currently ongoing in this case. IMPAX believes it has defenses to Solvay’s allegations and intends to pursue these defenses vigorously.

Back to Contents

Alza Corporation v. IMPAX: The Oxybutynin Case

On September 4, 2003, Alza Corporation (“Alza”) filed a lawsuit against IMPAX in the U.S. District Court for the Northern District of California alleging patent infringement of one patent related to IMPAX’s filing of an ANDA for a generic version of Ditropan XL (Oxybutynin Chloride) Tablets, 5 mg, 10 mg, and 15 mg. Alza seeks an injunction, a declaration of infringement, attorney’s fees and costs. On October 24, 2003, IMPAX filed its Answer to the Complaint, which included defenses to the infringement claim, and counterclaimed for patent non-infringement and invalidity.

On October 24, 2003, IMPAX filed a lawsuit against Alza in the U.S. District Court for the Northern District of California seeking a declaratory judgment that four Alza patents relating to IMPAX’s filing of an ANDA for a generic version of Ditropan XL (Oxybutynin Chloride) Tablets, 5 mg, 10 mg, and 15 mg (the “Product”) are invalid and/or not infringed by the commercial manufacture, use, offer for sale, sale, or importation of the IMPAX Product. On November 17, 2003, Alza moved to dismiss the Company’s complaint for lack of subject matter jurisdiction based on Alza’s argument that there is no case or controversy between the parties with respect to these four patents. The U.S. District Court for the Northern District of California has ordered a mediation on June 20, 2004.

Shire Laboratories Inc. v IMPAX: The Adderall Case

On December 29, 2003, Shire Laboratories, Inc., a subsidiary of Shire Pharmaceuticals Group, PLC, filed a lawsuit against IMPAX in the U.S. District Court for the District of Delaware alleging patent infringement on U.S. Patent Nos. 6,322,819 and 6,605,300 related to filing of an ANDA to market a generic version of Adderall 30 mg capsules. IMPAX filed its answer on January 20, 2004, denying infringement and contesting the validity of both patents. A tentative court date has been scheduled for October 11, 2005.

OTHER LITIGATION

State of California v. IMPAX

On August 7, 2003, IMPAX received an Accusation from the Department of Justice, Bureau of Narcotic Enforcement, State of California (“BNE”), alleging that IMPAX failed to maintain adequate controls to safeguard precursors from theft or loss regarding our pseudoephedrine product in January 2003. IMPAX contested the allegations in the Accusation and entered into discussions with the State of California, Department of Justice, to bring resolution to this matter. IMPAX has implemented a number of remedial measures aimed at improving the security and accountability of precursor substances used by IMPAX and regulated by the California Department of Justice, Bureau of Narcotic Enforcement. In March 2004, following a theft of pseudoephedrine from IMPAX’s facilities, the BNE filed an Amended Accusation, again alleging that IMPAX failed to maintain adequate controls to safeguard precursors from theft or loss regarding our pseudoephedrine product. IMPAX is continuing its discussions with the State of California, Department of Justice, and hopes to resolve this matter without the need for a formal hearing.

Other than the legal proceedings described above, we are not aware of any other material pending or threatened legal actions, private or governmental, against us. However, as we file additional applications with the FDA that contain Paragraph IV Certifications and develop new products, it is likely we will become involved in additional litigation related to those filings or products.

Insurance

As part of our patent litigation strategy, we had obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company (“AISLIC”), an affiliate of AIG International. This litigation insurance covered us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. Both policies had reached their limits of liability. While Teva has agreed to pay 45% to 50% of the attorneys’ fees and costs (in excess of the $7 million expected to be covered by our insurance policies for six products) related to the twelve products covered by our strategic alliance agreement with them, we will be responsible for the remaining expenses and costs for these products, and all of the costs associated with patent litigation for our other products and our future products.

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

Back to Contents

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

1.250% Convertible Senior Subordinated Debentures

On April 5, 2004, the Company issued and sold $95.0 million in aggregate principal amount of its 1.250% convertible senior subordinated debentures due 2024. The debentures were sold by the Company to Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and First Albany Capital Inc., as initial purchasers, in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). We have been advised by the initial purchasers that they have resold, and/or intend in the future to resell, the debentures to “qualified institutional buyers” (as defined in Rule 144A promulgated under the Securities Act) in transactions exempt from the registration requirements of the Securities Act in reliance on Rule 144A.

The issuance and sale of the debentures resulted in net proceeds to the Company of approximately $91,675,000. These proceeds are being used for general corporate purposes, including working capital requirements, manufacturing of our products and research and development.

The debentures bear interest at the rate of 1.250% per year. Interest on the debentures is payable on April 1 and October 1 of each year, beginning on October 1, 2004. The debentures are convertible by holders into shares of our common stock at a conversion price of $28.08 per share (which represented a 30% premium over our stock price at the time the debentures were issued). The conversion price is subject to adjustment in certain events if: (1) the price of our common stock reaches a specific threshold; (2) the trading price for the debentures falls below certain thresholds; (3) the debentures have been called for redemption; or (4) certain corporate transactions occur.

The debentures mature on April 1, 2024, unless earlier redeemed, repurchased or converted. Before April 5, 2007, we may redeem some or all of the debentures if the price of our common stock reaches a specific threshold, at a redemption price that includes an additional payment on the redeemed debentures equal to $230.77 per $1,000 principal amount of debentures, less the amount of any interest actually paid or accrued and unpaid on the debentures. On and after April 5, 2007, the Company may redeem some or all of the debentures at certain specified redemption prices.

The debentures are the Company’s unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness. On April 1, 2009, April 1, 2014, and April 1, 2019, and under certain circumstances, holders of the debentures will have the right to require us to repurchase all or any part of their debentures at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest and liquidated damages, if any, to, but excluding the repurchase date.

In connection with the offering of the debentures, we are required to file a shelf registration statement with the Securities and Exchange Commission covering resales of the debentures and of the common stock issuable upon conversion of the debentures.

Strategic Alliance Agreement with Teva

As part of the strategic alliance agreement that we entered into with a subsidiary of Teva Pharmaceutical Industries Ltd. (Teva) in June 2001, we received $22.0 million from Teva which assisted in the construction and improvement of our Hayward, California facilities and the development of the twelve products specified in our strategic alliance agreement. The $22.0 million was reflected on the balance sheet as a refundable deposit. The refundable deposit was provided in the form of a loan. Pursuant to the agreement, accrued and future interest on the refundable deposit was forgiven during 2002 as a result of our receipt of tentative or final approvals for at least three of our products. In addition, Teva forgave portions of this loan as we achieved certain milestones relating to the development and launch dates of the products described in our strategic alliance agreement. In addition, by requiring us to repay only 50% of the portion of the loan related to certain missed milestones, Teva chose to continue to have exclusive marketing rights for those products. At our option, we could repay Teva any amounts we owed it as part of the loan in cash or in shares of our common stock. The price of the common stock for purposes of repaying any amounts owed under the loan was the average closing sale price of our common stock measured over a ten-trading-day period ending two days prior to repayment.

In September 2003, we issued 888,918 shares of common stock to Teva, paying $13.5 million of the original $22.0 million refundable deposit. In December 2003, Teva exercised its option to retain marketing exclusivity for certain products and, accordingly, reduced the refundable deposit by $3.5 million to $5.0 million. In January 2004, Teva’s exercise of the marketing exclusivity option for certain products reduced the refundable deposit to $2.5 million. On January 15, 2004, we satisfied the remaining $2.5 million refundable deposit obligation to Teva by issuing 160,751 shares of our common stock to Teva. These shares were issued to Teva without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Back to Contents

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

•	4.1 –	Registration Rights Agreement between Impax Laboratories, Inc., as Issuer, and Citigroup Global Markets Inc., as representative of the Initial Purchasers, dated as of April 5, 2004.

•	4.2 –	Indenture, between Impax Laboratories, Inc. and Wachovia Bank, National Association, as Trustee, dated as of April 5, 2004.

•	10.1 –	Purchase Agreement between Impax Laboratories, Inc., Citigroup Global Markets, Inc., Wachovia Capital Markets, LLC and First Albany Capital Inc. (the “Initial Purchasers”) dated March 30, 2004.

•	31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	32.1 –	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports

•
On January 6, 2004, the Company filed a report on Form 8-K (Item 9) announcing that Chairman Charles Hsiao, Ph.D., will be leading a new venture: Impax Technologies. Dr. Hsiao is relinquishing his position of Co-CEO but will remain as Chairman. Barry R. Edwards has been elected as sole Chief Executive Officer effective January 1, 2004.

•
On January 28, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the U.S. Food and Drug Administration (FDA) has granted final approval to the Company’s ANDA for its generic version of Wellbutrin SR 100 mg Controlled Release Tablets.

•
On January 29, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the Court of Appeals for the Federal Circuit in Washington, D.C. upheld a lower court decision that ruled against certain claims by GlaxoSmithKline in regards to the Company’s ANDAs for Wellbutrin SR 100 mg and 150 mg, and for Zyban 150 mg.

•	On February 17, 2004, the Company filed a report on Form 8-K (Items 9 and 12) announcing earnings for the quarter and the year ended December 31, 2003.

•
On March 5, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final approval to the Company’s ANDA for its generic version of Claritin®-D 24-Hour Extended Release Tablets.

•
On March 22, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final marketing approval to the Company’s ANDA for its generic version of Wellbutrin® SR 150 mg Controlled Release Tablets.

•
On March 23, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final marketing approval to the Company’s ANDA for its generic version of Declomycin® 150 and 300 mg Tablets.

•
On March 30, 2004, the Company filed a report on Form 8-K (Item 9) announcing its intention to offer in a private placement, subject to market and other conditions, $75 million aggregate principal amount of convertible senior subordinated debentures, due 2024, to qualified institutional buyers pursuant to Rule 144A under the SEC Act of 1933, as amended. In addition, the Company granted initial purchasers an option to purchase up to an additional $11,250,000 of the debentures.

•
On March 31, 2004, the Company filed a report on Form 8-K (Item 9) announcing the pricing of its private offering of $82 million aggregate principal amount of 1.250% convertible senior subordinated debentures due 2024.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPAX LABORATORIES, INC.

By:	/s/ BARRY R. EDWARDS	May 10, 2004

Chief Executive Officer (Principal Executive Officer)

By:	/s/ CORNEL C. SPIEGLER	May 10, 2004

Chief Financial Officer (Principal Financial and Accounting Officer)

Back to Contents

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER

I, Barry R. Edwards, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2004 of Impax Laboratories, Inc.

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	(intentionally omitted)

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures; and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting, and;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data, and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

/s/ Barry R. Edwards

Barry R. Edwards Chief Executive Officer

May 10, 2004

Back to Contents

CERTIFICATION OF
CHIEF FINANCIAL OFFICER

I, Cornel C. Spiegler, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the three months ended March 31, 2004 of Impax Laboratories, Inc.

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have: 8.

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	(intentionally omitted)

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures; and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation;

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting, and;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the Audit Committee of registrant’s Board of Directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data, and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

/s/ Cornel C. Spiegler

Cornel C. Spiegler Chief Financial Officer

May 10, 2004