Form 10-Q/A
period 2003-09-30
IMPAX LABORATORIES INC
filed 2004-05-12
CIK 1003642

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 0-27354

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

30831 Huntwood Avenue, Hayward, California 94544
(Address of principal executive office and zip code)

(510) 476-2000
(registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    No

The number of shares outstanding of the registrant’s common stock as of October 31, 2003 was approximately 53,585,313.

Back to Contents

EXPLANATORY NOTE

     The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September, 30, 2003, which was originally filed with the Securities and Exchange Commission on November 14, 2003, to revise Item 6 and Exhibit 10.1 to amend and restate in its entirety Exhibit 10.1 to disclose certain information for which confidential treatment had been initially requested. Certain portions of Exhibit 10.1 remain redacted pursuant to our revised Confidential Treatment Request. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated herein the disclosures contained therein to reflect any events that occurred at a later date.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	10.1	Exclusivity Transfer Agreement with Andrx and Teva. (Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission).

(b)	Reports on Form 8-K:

	•	On July 28, 2003, the Company furnished a report on Form 8-K (Item 9) announcing earnings for the second quarter ended June 30, 2003.
	•	On July 31, 2003, the Company furnished a report on Form 8-K (Item 9) enclosing a press release announcing that the Company has entered into an Exclusivity Transfer Agreement with Andrx Corp. and Teva Pharmaceuticals Industries Ltd. pertaining to pending ANDAs for bioequivalent versions of Wellbutrin SR (R) and Zyban (Bupropion Hydrochloride) 100mg and 150mg Extended Release Tablets filed by Andrx, as well as by the Company.
	•	On September 5, 2003, the Company furnished a report on Form 8-K (Item 9) enclosing a press release announcing that the FDA had granted tentative approval for the Company’s ANDA for a generic version of OxyContin (R) (Oxycodone Hydrochloride) Controlled Release Tablets, 80mg.
	•	On September 9, 2003, the Company furnished a report on Form 8-K (Item 9) enclosing a press release announcing that Alza Corporation, a unit of Johnson & Johnson, had commenced litigation against the Company in the United States District Court, Northern District of California, related to the Company’s generic version of Ditropan XL (Oxybutynin Chloride) Tablets, 15 mg.
	•	On September 25, 2003, the Company filed a report on Form 8-K (Item 4) announcing that the Company dismissed PWC LLP as its independent accountants.

Back to Contents

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2004	IMPAX LABORATORIES, INC. (Registrant)

	By:	/s/ BARRY R. EDWARDS (Principal Executive Officer) Chief Executive Officer

	By:	/s/ CORNEL C. SPIEGLER (Principal Financial and Accounting Officer) Chief Financial Officer