Form 10-Q/A
period 2003-09-30
IMPAX LABORATORIES INC
filed 2004-05-26
CIK 1003642

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2
                              ____________________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                              ____________________

                         Commission file number 0-27354

                            IMPAX LABORATORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    65-0403311
  -------------------------------                     ----------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification Number)

                30831 HUNTWOOD AVENUE, HAYWARD, CALIFORNIA 94544
              ----------------------------------------------------
              (Address of principal executive office and zip code)

                                 (510) 476-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [ X ]  No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes  [ X ]  No  [   ]

The number of shares outstanding of the registrant's common stock as of October 31, 2003 was approximately 53,585,313.

                                EXPLANATORY NOTE

         The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the period ended September, 30, 2003, which was originally filed with the Securities and Exchange Commission on November 14, 2003 and amended on May 11, 2004 ("Amendment No. 1"), to revise Item 6 of Amendment No. 1 to include Exhibits 31.1 and 31.2, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 that were omitted from Amendment No. 1. This Amendment No. 2 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated herein the disclosures contained therein to reflect any events that occurred at a later date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         10.1 Exclusivity Transfer Agreement with Andrx and Teva. (Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission) (Incorporated by reference to registrant's Amendment No. 1 to Form 10-Q filed on May 11, 2004).

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

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

     o   On September 5, 2003, the Company furnished a report on Form 8-K (Item
         9) enclosing a press release announcing that the FDA had granted tentative approval for the Company's ANDA for a generic version of OxyContin (R) (Oxycodone Hydrochloride) Controlled Release Tablets, 80mg.

     o   On September 9, 2003, the Company furnished a report on Form 8-K (Item
         9) enclosing a press release announcing that Alza Corporation, a unit of Johnson & Johnson, had commenced litigation against the Company in the United States District Court, Northern District of California, related to the Company's generic version of Ditropan XL (Oxybutynin Chloride) Tablets, 15 mg.

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


Dated: May 26, 2004                           IMPAX LABORATORIES, INC.
                                              (Registrant)

                                              By:  /s/ Barry R. Edwards
                                                   -----------------------------
                                                   (Principal Executive Officer)
                                                   Chief Executive Officer


                                              By:  /s/ Cornel C. Spiegler
                                                   -----------------------------
                                                   (Principal Financial and
                                                   Accounting Officer)
                                                   Chief Financial Officer