Form 10-Q
period 2004-06-30
IMPAX LABORATORIES INC
filed 2004-08-09
CIK 1003642

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of
        July 30, 2004         was approximately         58,464,926        .

Back to Contents

IMPAX LABORATORIES, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

i

Back to Contents

PART I – FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

IMPAX LABORATORIES, INC.
CONDENSED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30, 2004	December 31, 2003

ASSETS

Current assets:
Cash and cash equivalents	$53,312	$15,505
Short term investments	45,244	—
Accounts receivable, net	23,340	9,885
Inventory	37,102	28,479
Prepaid expenses and other assets	2,692	1,427

Total current assets	161,690	55,296
Restricted cash	—	10,000
Property, plant and equipment, net	42,511	38,132
Investments and other assets	3,844	1,325
Goodwill, net	27,574	27,574
Intangibles, net	187	379

Total assets	$235,806	$132,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$915	$1,068
Accounts payable	22,312	22,783
Revolving line of credit	5,000	7,642
Accrued expenses and deferred revenues	12,719	10,872

Total current liabilities	40,946	42,365
Convertible senior subordinated debentures	95,000	—
Refundable deposit from Teva	—	5,000
Long term debt	7,507	8,854
Deferred revenues and other liabilities	2,768	2,879

Total liabilities	146,221	59,098

Commitments and Contingencies
Mandatorily redeemable convertible Preferred Stock:
Series 2 mandatory redeemable convertible Preferred Stock, $0.01 par value 0 shares outstanding at June 30, 2004, and 75,000 shares outstanding at December 31, 2003, redeemable at $100 per share	—	7,500

Stockholders’ equity:
Common stock, $0.01 par value, 90,000,000 shares authorized and 58,463,237 and 55,307,136 shares issued and outstanding at June 30, 2004, and December 31, 2003, respectively	584	553
Additional paid-in capital	183,930	170,104
Accumulated deficit	(94,929)	(104,549)

Total stockholders’ equity	89,585	66,108

Total liabilities and stockholders’ equity	$235,806	$132,706

The accompanying notes are an integral part of these financial statements.

Back to Contents

IMPAX LABORATORIES, INC.
CONDENSED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net sales	$30,304	$13,460	$66,126	$24,526

Revenue from reversal of refundable deposit from Teva	—	—	2,500	—

Other revenues	541	607	1,072	966

Total revenues	30,845	14,067	69,698	25,492

Cost of sales	18,537	9,321	37,087	17,468

Gross margin	12,308	4,746	32,611	8,024

Research and development	5,104	3,558	9,810	7,006

Reimbursements from Teva	(78)	(22)	(89)	(154)

Research and development, net	5,026	3,536	9,721	6,852

Patent and patent litigation expenses	2,563	789	4,361	1,096

Selling expenses	711	438	1,437	1,006

General and administrative expenses	3,117	2,083	6,468	4,205

Other operating income (expense), net	4	10	11	21

Net income (loss) from operations	895	(2,090)	10,635	(5,114)

Interest income	271	70	327	112

Interest expense	(564)	(264)	(836)	(495)

Net income (loss) before provision for income taxes	$602	$(2,284)	$10,126	$(5,497)

Provision for income taxes	30	—	506	—

Net income (loss)	$572	$(2,284)	$9,620	$(5,497)

Earnings per share:
Basic	$0.01	$(0.05)	$0.17	$(0.11)

Diluted	$0.01	$(0.05)	$0.16	$(0.11)

Weighted average common shares outstanding:
Basic	58,152,703	50,608,445	57,543,768	49,250,049

Diluted	62,417,454	50,608,445	61,808,519	49,250,049

The accompanying notes are an integral part of these financial statements.

Back to Contents

IMPAX LABORATORIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net income / (loss)	$9,620	$(5,497)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	2,082	1,782
Reversal of refundable deposit from Teva	(2,500)	—
Non-cash compensation charge (options)	87	429
Change in assets and liabilities:
Accounts receivable	(13,455)	(2,060)
Inventory	(8,623)	(4,564)
Prepaid expenses and other assets	(172)	(127)
Accounts payable	(471)	2,853
Other liabilities	1,736	(981)

Net cash provided by (used in) operating activities	(11,696)	(8,165)

Cash flows from investing activities:
Purchase of short term investments	(45,244)	(13,920)
Purchases of property and equipment	(6,269)	(1,125)

Net cash (used in) provided by investing activities	(51,513)	(15,045)

Cash flows from financing activities:
Revolving line of credit borrowings (repayments)	(2,642)	1,779
Additions to long-term debt	—	896
Repayment of long-term debt	(1,501)	(412)
Proceeds from convertible debentures	95,000	—
Capitalized Financing Costs	(3,612)	—
Proceeds from sale of common stock	—	23,324
Reversal of Restricted Cash	10,000	—
Proceeds from issuance of common stock (upon exercise of
stock options and warrants)	3,771	277

Net cash provided by financing activities	101,016	25,864

Net increase in cash and cash equivalents	37,807	2,654

Cash and cash equivalents, beginning of the period	$15,505	$10,219

Cash and cash equivalents, end of the quarter	$53,312	$12,873

Cash paid for interest	$266	$497

Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Back to Contents

NOTES TO CONDENSED FINANCIAL STATEMENTS
Six Months Ended
June 30, 2004 and June 30, 2003
(unaudited)

Note 1.  These condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations expected for the year ending December 31, 2004.

Impax Laboratories, Inc. (“IMPAX,” “we,” “us,” or “the Company”) focuses on the development, manufacturing, and marketing of specialty pharmaceutical products utilizing its own formulation expertise and drug delivery technologies. As of June 30, 2004, the Company is marketing thirty-three generic pharmaceuticals, which represent dosage variations of fourteen different pharmaceutical compounds, and has fourteen applications under review with the Food and Drug Administration (FDA), including five tentatively approved. Eleven of these pending filings were filed under Paragraph IV of the Hatch-Waxman Amendments. The Company has approximately twenty-four other products in various stages of development for which applications have not yet been filed.

Except for the six months ended June 30, 2004, we have experienced operating losses and our future profitability continues to be uncertain. We have also experienced negative cash flow from operations. As of June 30, 2004, our accumulated deficit was $94,929,000 and we had outstanding indebtedness in an aggregate principal amount of $108,422,000. To remain operational, we must, among other things:

•	obtain FDA approvals for our products;
•	prevail in patent infringement litigation in which we are involved;
•	successfully launch our new products; and
•	comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We expect to incur significant operating expenses, particularly for research and development, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures for the next twelve months, of $18 to $22 million, primarily in plant capacity expansion, will constitute a material use of our cash resources.

To date, the Company has primarily funded its research and development and other operating activities through equity, debt financings and strategic alliances.

Critical Accounting Policy Related to Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 101 issued by the SEC in December 1999. We recognize revenue from the sale of products when the shipment of products is received and accepted by the customer. Provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. In December 2003, the SAB 104 was issued by the SEC. This bulletin clarifies portions of Topic 13 of the Staff Accounting Bulletin to be consistent with current accounting and auditing guidance and SEC rules and regulations, and revises accounting guidance contained in SAB101 related to multiple element revenue arrangements of Emerging Issues Task Force (EITF) No. 00-21 superseded as a result of the issuance.

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

Back to Contents

2)	there is objective and reliable evidence of the fair value of the undelivered item; and

3)	if the arrangement included a general right of return, or whether delivery or performance of the undelivered item is considered probable.

The Company reviews all of the terms of its strategic alliances and follows the guidance from SAB104 and EITF No. 00-21 for multiple element arrangements. Upfront and milestone payments from these strategic alliances are deferred and recognized over the life of the agreements as the Company fulfills its contractual obligation to manufacture and supplies products during this period. In addition, in some agreements, the Company receives and records royalty revenue based on a percentage of the strategic partner’s total sales to their customers of the products supplied by IMPAX.

In June 2001, the Company entered into a Strategic Alliance Agreement with a subsidiary of Teva for twelve controlled-release generic pharmaceutical products. The agreement granted Teva exclusive U.S. prescription marketing rights for these products for a period of ten years from the date of Teva’s first sale of the products.

Revenues from product sales for these products under our strategic alliance are recognized at the time title and risk of loss transfers to Teva’s customers. During the six months ended June 30, 2004, the Company commenced shipping its Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets. Teva ships the Bupropion products to its customers and reports the results on a monthly basis. Teva provides to IMPAX a financial report detailing its gross sales less applicable chargebacks, rebates and other credits to arrive at net sales, cost of sales information and gross margins for the Bupropion products. The information on the financial report is used by IMPAX to record its monthly revenue for the Bupropion products. Additionally, the amount of revenue that IMPAX earns is based on a fixed gross margin sharing percentage.

Under the July 2003 Exclusivity Transfer Agreement with Andrx and Teva pertaining to the Bupropion Hydrochloride products, Andrx is entitled to certain payments for the sales of the 150 mg strength for a 180-day period from the product launch date. These payments are made directly by Teva to Andrx.

Earnings Per Share (EPS)

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Numerator:
Net income(loss)	$572	$(2,284)	$9,620	$(5,497)

Denominator:
Basic weighted average common shares outstanding	58,152,703	50,608,445	57,543,768	49,250,049

Effect of dilutive options and warrants	4,264,750	—	4,264,750	—

Fully diluted weighted average common shares outstanding	62,417,453	50,608,445	61,808,518	49,250,049

Basic earnings per share	$0.01	$(0.05)	$0.17	$(0.11)

Fully diluted earnings per share	$0.01	$(0.05)	$0.16	$(0.11)

Included in the computation of fully diluted earnings per share are outstanding stock options and warrants with an exercise price less than the average market price of the common shares for the period.

Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares for the period reported. For the three month period ended June 30, 2004, excluded from the computation of diluted earnings per share were stock options to purchase 969,389 common shares. For the six month period ended June 30, 2003, excluded from the computation of diluted earnings per share were stock options to purchase 969,389 common shares.

Back to Contents

The effect of approximately 3.4 million shares related to the assumed conversion of the $95 million convertible senior subordinated debentures has been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2004 as none of the conditions that would permit conversion have been satisfied.

Stock-Based Employee Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment to FASB Statement No. 123.”

Had compensation cost for the Company’s Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s income and earnings per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss), as reported	$572	$(2,284)	$9,620	$(5,497)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	87	—	87	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,990)	(946)	(2,999)	(1,808)

Pro forma net income (loss)	$(1,331)	$(3,230)	$6,708	$(7,305)

Earnings per share:
Basic – as reported	$0.01	$(0.05)	$0.17	$(0.11)

Basic – pro forma	$(0.02)	$(0.06)	$0.12	$(0.15)

Diluted – as reported	$0.01	$(0.05)	$0.16	$(0.11)

Diluted – pro forma	$(0.02)	$(0.06)	$0.11	$(0.15)

The Company calculated the fair value of each option grant on the date of the grant using Black-Scholes pricing method with the following assumptions: for the six months ended June 30, 2004 and 2003, the dividend yield was 0% and 0%; the weighted average expected option term was five years; risk-free interest rate was 3.5% and 2.8%; the stock volatility for the six months ended June 30, 2004 and 2003 was 78% and 69%, respectively. The weighted average fair value of options for June 30, 2004 and 2003 was $14.17 and $2.87, respectively.

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

Back to Contents

The issuance and sale of the debentures resulted in net proceeds to the Company of approximately $91,388,000. These proceeds are being used for general corporate purposes, including working capital requirements, manufacturing of our products and research and development.

The debentures bear interest at the rate of 1.250% per year. Interest on the debentures is payable on April 1 and October 1 of each year, beginning on October 1, 2004. The debentures are convertible by holders into shares of our common stock at a conversion price of $28.08 per share (which are subject to adjustment upon certain events, but represented a 30% premium over our stock price at the time the debentures were issued). The debentures are convertible by holders into shares of our common stock if: (1) the price of our common stock reaches a specific threshold; (2) the trading price for the debentures falls below certain thresholds; (3) the debentures have been called for redemption; or (4) certain corporate transactions occur.

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

In June 2004, the FASB discussed EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The EITF task force has proposed that companies count the shares that could be issued upon conversion of securities like the Company’s debentures when calculating fully diluted per share earnings. Had EITF 04-08 been effective as of June 30, 2004, the Company’s income and earnings per share would have been as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Numerator:
Net income (loss) plus interest expense	$869	$(2,284)	$9,917	$(5,497)

Denominator:
Basic weighted average common shares outstanding	58,152,703	50,608,445	57,543,768	49,250,049

Effect of dilutive options and warrants	4,264,750	—	4,264,750	—

Fully diluted weighted average common shares outstanding	62,417,453	50,608,445	61,808,518	49,250,049

Convertible debenture shares as converted	3,383,191	—	3,383,191	—

Fully diluted weighted average common shares outstanding including converted shares pro-forma	65,800,644	—	65,191,709	—

Basic earnings per share	$0.01	$(0.05)	$0.17	$(0.11)

Fully diluted earnings per share	$0.01	$(0.05)	$0.16	$(0.11)

Fully diluted earnings per share include converted shares – pro forma	$0.01	N/A	$0.15	N/A

In connection with the offering of the debentures, we filed a shelf registration statement on June 14, 2004 with the Securities and Exchange Commission (SEC) covering resales of the debentures and of the common stock issuable upon conversion of the debentures. If the registration statement on Form S-3 is not declared effective by the SEC by October 4, 2004, then the interest rate payable on the debentures will be subject to increase.

Back to Contents

Note 3.  Recent Accounting Pronouncements

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

In December 2003, the FASB revised SFAS 132, “Employers’ Disclosure About Pensions and Other Post Retirement Benefits.” This Statement does not change the measurement or recognition of those plans required by FASB 87, “Employers’ Accounting for Pensions,” and No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions.” This Statement retains the disclosure requirements contained in FASB No. 132, “Employers’ Disclosure about Pensions and Other Post Retirement Plans.” The provisions of this Statement do not have a material impact on the Company’s financial condition or results of operations. During the six months ended June 30, 2004 and 2003, the employer 401-K match was $218,000 and $150,000, respectively.

In February 2004, the FASB issued revised FASB Staff Positions (“FSP”) pertaining to FIN 46(R). The revised FSPs replace certain previously issued FIN 46 FSP for entities to which FIN 46(R) is applicable. This revision to FIN 46 did not have a material impact on the Company’s financial condition or results of operation.

In February 2004, the FASB revised SFAS 133, Accounting for Derivative Instruments and Hedging Activities for Implementation issue E2L, A1J, and C6. The revisions to SFAS 133 did not have a material impact on the Company’s financial condition or results of operation.

In June 2004, the FASB discussed EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The EITF task force has proposed that companies count the shares that could be issued upon conversion of securities like the Company’s debentures when calculating fully diluted per share earnings. This EITF is not yet effective. However, we disclosed in Note 2 the potential effect of this EITF on the Company’s fully diluted EPS calculation.

Note 4.  Our gross receivables and related deductions activity for the six months ended June 30, 2004 and 2003, and the year ended December 31, 2003 was:

	Six Months Ended		Year Ended

(in $000s)	June 30, 2004	June 30, 2003	December 31, 2003

Gross accounts receivable	$31,744	$12,329	$17,091
Less: Accrued rebates	(3,632)	(2,165)	(2,700)
Less: Accrued chargebacks	(4,543)	(1,200)	(4,101)
Less: Other deductions	(229)	(380)	(405)

Net accounts receivable	$23,340	$8,584	$9,885

Other deductions include allowance for disputable items, doubtful accounts, and cash discounts.

Net accounts receivable balance at June 30, 2004 includes $8,541,000 due from Teva as compared to zero at December 31, 2003.

Back to Contents

Chargebacks and Rebates Accrual activity for the six months ended June 30, 2004 and 2003, and the year ended December 31, 2003 was:

CHARGEBACKS ACCRUAL

	Six Months Ended		Year Ended

(in $000s)	June 30, 2004	June 30, 2003	December 31, 2003

Beginning Balance	$4,101	$1,373	$1,373
Add: Provision related to sales made in current period	5,962	3,354	10,571
Less: Credits issued during the current period	(5,520)	(3,527)	(7,843)

Ending Balance	$4,543	$1,200	$4,101

REBATES ACCRUAL

	Six Months Ended		Year Ended

(in $000s)	June 30, 2004	June 30, 2003	December 31, 2003

Beginning Balance	$2,700	$1,525	$1,525
Add: Provision related to sales made in current period	3,326	2,803	6,680
Less: Credits issued during the current period	(2,394)	(2,163)	(5,505)

Ending Balance	$3,632	$2,165	$2,700

Note 5.  Our inventory consists of the following:

(in $000s)	June 30, 2004	December 31, 2003

Raw materials ….……………………………………………....	$22,247	$9,671
Work in process ………………………………………..……..	4,256	5,303
Finished goods ………………………………………………..	10,599	13,505

	$37,102	$28,479

The Company, as most companies in the generic pharmaceutical industry, may build inventories of certain ANDA related products that have not yet received FDA approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate to increase its commercial opportunity.

As of June 30, 2004, the Company’s total inventory of $37,102,000 included $5,343,000 in inventories relating to products pending launch while IMPAX awaits receipt of FDA marketing approval and/or satisfactory resolution of patent infringement litigation, as follows:

(in $000s)
Raw materials	$5,343
Work in process	—
Finished goods	—

Total	$5,343

Back to Contents

Note 6.  Intangibles consist of the following:

	Estimated useful life	June 30, 2004	December 31, 2003
(in $000s)	(years)

Product rights and licenses ……………………………....	3 – 8	$2,691	$2,691

Less: Accumulated amortization ………………………....		(2,504)	(2,312)

		$187	$379

Amortization expense was $192,000 for the six months ended June 30, 2004. Expected amortization expense for 2004 will be approximately $379,000.

Note 7.  Accrued Expenses and Deferred Revenue

(in $000’s)	June 30, 2004	December 31, 2003

Sales returns	$5,187	$4,121
Deferred revenues	1,905	1,751
Accrued salaries and payroll expenses	2,037	1,649
Legal and professional fees	1,314	1,478
Accrued Medicaid rebates	550	613
Accrued royalty and gross profit sharing expense	462	559
Accrued shelf stock protection	281	232
Accrued interest	310	—
Accrued taxes	524	—
Other accruals	149	469

	$12,719	$10,872

Note 8.  Returns Accrual

RETURNS ACCRUAL

	Six Months Ended		Year Ended

(in $000s)	June 30, 2004	June 30, 2003	December 31, 2003

Beginning Balance	$4,121	$3,100	$3,100
Add: Provision related to sales made in current period	2,802	320	2,276
Less: Credits issued during the current period	(1,736)	(320)	(1,255)

Ending Balance	$5,187	$3,100	$4,121

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

Back to Contents

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

FIN 45

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers, and strategic partners when the Company undertakes an obligation to guarantee the performance of others through the delivery of cash or other assets if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. As of June 30, 2004, all indemnifications included in agreements as of that date are excluded from the scope of FIN No. 45 as they relate primarily to our own future performance and do not require any contingent payments.

As of June 30, 2004, our total contractual commitments on loans, operating leases, and royalty agreements have not materially changed since December 31, 2003, as disclosed in our Report Form 10-K.

Note 10.  Loan Agreements with PIDA and DRPA

In April 2004, the Company terminated the loan agreements with Pennsylvania Industrial Development Authority (PIDA) and Delaware River Port Authority (DRPA) and repaid the remaining balances totaling approximately $992,000.

Note 11.  Loan and Security Agreement with Wachovia Bank N.A.

In June 2004, the $25 million Loan and Security Agreement with Wachovia Bank N.A. was amended, as follows:

•	The cash collateral requirement of $10,000,000 was removed.
•	The Adjusted Excess Availability Covenant was removed.
•	IMPAX will maintain at Wachovia Bank cash and investments in an amount not less than $25,000,000.
•	If the amount of cash and investments decline below $25,000,000, then the Cash Collateral requirement of $10,000,000 and Adjusted Excess Availability Covenant will be re-established.
•	If the Company reports negative free cash flow in any quarter, then reserves in the amount of the negative free cash flow will be reported on the Borrowing Base.
•	The maximum aggregate Capital Expenditures during any fiscal year in the amount of $8,000,000 was amended to permit a maximum cumulative aggregated amount of $45,000,000 for fiscal years 2004 and 2005.

Note 12.  Income Taxes

For the six months ended June 30, 2004, the Company provided for income taxes of $506,000 or 5% of income before taxes, as compared to $0 for the 2003 period. The effective tax rate in 2004 reflects the partial reversal of the deferred income tax asset valuation allowance recognized. The valuation allowance was reduced to reflect the utilization of federal and state loss carryforwards that offset the current tax component of the income tax provision. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstance that may cause a change in our judgment about the realizability of our deferred tax assets. Any valuation allowance that may be released as a result of the evaluation process could have a material effect on our future results of operations. At December 31, 2003, the Company had a net operating loss-carryforward totaling approximately $94,600,000, which expires from 2009 through 2023.

Note 13.  Subsequent Events

On July 12, 2004, the Company announced that it has signed a series of agreements with Leiner Health Products, LLC for the supply and distribution of the Company's Loratadine Orally Disintegrating Tablets (ODT) and Loratadine and Pseudoephedrine Sulfate Extended Release Tablets 24 hour products. Both of these products are indicated for the relief of symptoms of seasonal allergic rhinitis (hay fever). These products will be manufactured by IMPAX and marketed by Leiner as over the counter (OTC) store brand equivalents to both Claritin® Reditabs® and Claritin-D® 24-hour respectively.

Back to Contents

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our business strategies, our expected financial position and operating results, the projected size of our markets and our financing plans and similar matters. The words “believe,” “expect,” “intend,” “anticipate,” “plan,” “may,” “will,” “could,” “should,” “estimate,” “potential,” “opportunity,” “future,” “project,” “forecast,” and similar expressions, as they relate to us, our management and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future developments or otherwise.

Many factors could cause or contribute to a material change from the results discussed in the forward-looking statements. Such factors include, in no particular order:

•	our ability to successfully develop and commercialize additional products;
•	changes in the degree of competition for our products;
•	the difficulty of predicting U.S. Food and Drug Administration (FDA) and other regulatory authority approvals;
•	our reliance on strategic alliances and the success of such strategic alliances;
•	the inability to acquire sufficient supplies of raw materials;
•	litigation and/or threats of litigation;
•	changes in our growth rates or the growth rates of our competitors;
•	legislative and FDA actions with respect to the government regulation of pharmaceutical products;
•	public concern as to the safety of our products;
•	changes in health care policy in the United States;
•	conditions in the financial markets in general or in general economic conditions;
•	our inability to raise additional capital when needed;
•	the impact of competition from brand-name companies that sell their own generic products or successfully extend the exclusivity period of their branded products;
•	the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent infringement cases and patent challenge settlements;
•	court and FDA decisions on exclusivity periods under the Hatch-Waxman Amendments;
•	our dependence on revenues from significant customers;
•	our dependence on revenues from significant products; and
•	the increasing cost of insurance and the availability of product liability insurance coverage.

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

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. As of June 30, 2004, the Company is marketing thirty-three generic pharmaceuticals, which represent dosage variations of fourteen different pharmaceutical compounds, and has fourteen applications under review with the Food and Drug Administration (FDA), including five tentatively approved, addressing approximately $5.2 billion in U.S. product sales in the twelve months ended April 30, 2004, according to NDCHealth. Eleven of these pending filings were filed under Paragraph IV of the Hatch-Waxman Amendments. The Company has approximately twenty-four other products in various stages of development for which applications have not yet been filed. These other products are generic versions of pharmaceutical products that had U.S. sales of approximately $14.6 billion in the twelve months ended April 30, 2004, according to NDCHealth.

Back to Contents

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) 101 issued by the SEC in December 1999. We recognize revenue from the sale of products when the shipment of products is received and accepted by the customer. Provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. In December 2003, the SAB 104 was issued by the SEC. This bulletin clarifies portions of Topic 13 of the Staff Accounting Bulletin to be consistent with current accounting and auditing guidance and SEC rules and regulations and revises accounting guidance contained in SAB101 related to multiple element revenue arrangements of Emerging Issues Task Force (EITF) No. 00-21 superseded as a result of the issuance.

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

The Company reviews all of the terms of its strategic alliances and follows the guidance from SAB104 AND EITF No. 00-21 for multiple element arrangements. Upfront and milestone payments from these strategic alliances are deferred and recognized over the life of the agreements as the Company fulfills its contractual obligation to manufacture and supplies products during this period. In addition, in some agreements, the Company receives and records royalty revenue based on a percentage of the strategic partner’s total sales to their customers of the products supplied by IMPAX.

In June 2001, the Company entered into a Strategic Alliance Agreement with a subsidiary of Teva for twelve controlled-release generic pharmaceutical products. The agreement granted Teva exclusive U.S. prescription marketing rights for these products for a period of ten years from the date of Teva’s first sale of the products.

Returns Reserve

The Company estimates future product returns at the time of sale. Product returns by wholesalers principally relate to the return of expired products. For product return reserves, we consider volume and mix of product in the marketplace, historical return rates, and the competitive environment, all of which require us to use estimates and assumptions. IMPAX introduces a number of new products each year. As a result, the Company has been able to monitor historical return rates for new products. Based on our historical data, since we are in one business segment, we have found that generic pharmaceutical product returns are alike and that new product returns have similar characteristics to existing products. Usually, new products are AB rated (products that demonstrated bioequivalence with innovator products), have 24 month expiration dating, and are marketed to the same customers, i.e., wholesalers, warehousing chains, distributors, etc. The AB rated products are substitutable by the pharmacist for the innovator products. The non-AB rated products, such as the LIPRAM product family, generally, may not be substituted by the pharmacist as they are therapeutic alternatives, not generic substitutes. Any change to a patient’s prescription to an alternative product requires the patient’s physician approval for the substitution. We are monitoring returns by product and, where applicable, we establish specific product return reserves and/or adjust our estimates of the future return rates based on various business and competitive assumptions.

The sales return reserve is calculated using an historical lag period (that is, the time between when the product is sold and when it is ultimately returned as determined from the Company’s system generated lag period report) and return rates, adjusted by estimates of the future return rates based on various assumptions which may include changes to internal policies and procedures, changes in business practices and commercial terms with customers, competitive position of each product, amount of inventory in the pipeline, the introduction of new products, and changes in market sales information.

Back to Contents

Our returned goods policy requires prior authorization for the return, with corresponding credits being issued at the original invoice prices, less amounts previously granted to the customer for rebates and chargebacks. Products eligible for return must be expired and returned within one year following the expiration date of the product. Prior to 2002, we required returns of products within six months of expiration date. Because of the lengths of the lag period and volatility that may occur from quarter to quarter, we are currently using a rolling 22-month calculation to estimate our product return rate.

The Company believes that its estimated returns reserves were adequate at each balance sheet date since they were formed based on the information that was known and available, which were supported by the Company’s historical experience when similar events occurred in the past, and management’s overall knowledge of and experience in the generic pharmaceutical industry. In estimating its returns reserve, the Company looks to returns after the balance sheet date, but prior to filing its financial statements to ensure that any unusual trends are considered.

Rebates and Chargebacks

Generally, sales rebates are calculated at the point of sale, based on pre-existing written customer agreements by product and accrued on a monthly basis. However, we do estimate additional rebates for specific purposes, i.e., new pharmacy store openings.

The vast majority of chargebacks are also calculated at the point of sale as the difference between list price and contract price by product (with the wholesalers) and accrued on a monthly basis. There are additional chargebacks that are estimated at the point of sale to the wholesaler as the difference between the wholesalers’ contract price and the Company’s contract price with retail pharmacies and buying groups.

The Company believes it is important for the users of its financial statements to understand the key components, which reduce gross sales to net sales.

Inventory

Our inventories are valued at the lower of cost or market. Costs are determined using a standard cost method, first-in, first-out (FIFO) flow of goods. Costs include materials, labor, quality control and production overhead. We review and adjust inventory for short-dated product and inventory commitments under supply agreements based on projections of future sales and market conditions. The Company, as do most companies in the generic pharmaceutical industry, may build inventories of certain ANDA-related products that have not yet received FDA approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate to increase its commercial opportunity. If our inventory is greater than estimated shipments to our customers, there may be an inventory write-down. Therefore, the Company’s management must make significant estimates relating to inventory.

Impaired Assets

The Company evaluates the carrying value of long-lived assets to be held and used, including definite lived intangible assets, on an annual basis, when events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner. As the Company’s assumptions related to assets to be held and used are subject to change, additional write-downs may be required in the future.

Goodwill

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we amortized goodwill on a straight-line basis over its estimated useful life. The Company adopted the provisions of SFAS No. 142, effective January 1, 2002; no impairment was noted. Under the provisions of SFAS No. 142, the Company performs the annual review for impairment at the reporting unit level, which the Company has determined to be consistent with its business segment, that is, the entire Company.

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

Back to Contents

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

Results of Operations

Except for the six months ended June 30, 2004, we have incurred net losses in each quarter since our inception. We had an accumulated deficit of $94,929,000 at June 30, 2004.

Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

Overview

The net income for the three months ended June 30, 2004, was $572,000 as compared to a net loss of $2,284,000 for the three months ended June 30, 2003.

Revenues

Revenues for the second quarter of 2004 were $30,845,000, up more than 119% compared with revenues of $14,067,000 in the prior year’s second quarter. The year-over-year increase for the quarter was primarily due to shipments of our generic versions of Wellbutrin® SR (Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, and Declomycin® (Demeclocycline Hydrochloride) 150 mg and 300 mg Tablets, which commenced during the first quarter of 2004; Zyban® (Bupropion Hydrochloride) and Sinemet® CR (Carbidopa/Levodopa) Extended Release Tablets, which commenced during the second quarter of 2004; and higher over-the-counter (OTC) product revenues. The sequential quarter decline was due to timing of product shipments and pipeline filling, particularly as related to the launch of Bupropion Hydrochloride in the first quarter. During the 2004 second quarter, IMPAX’s revenues from sales of Bupropion Hydrochloride products, through our strategic alliance agreements with Teva and Andrx, were approximately $8,089,000, compared with $23,870,000 in the first quarter. In addition, in the first quarter the Company recognized revenue of $2.5 million from Teva related to the refundable deposit under its strategic alliance agreement.

The balance of $541,000 of other revenue represents revenues recognized pursuant to strategic agreements with Schering-Plough, Wyeth, and Novartis. These amounts represent the amortization of the milestone payments received by the Company over the life of the agreements. The following table summarizes the activity in net revenues for the three months ended June 30, 2004 and 2003:

	2004	2003

(in 000’s)
Product sales	$38,364	$17,932
Less:
Rebates	(2,207)	(1,741)
Chargebacks	(3,814)	(2,040)
Product return reserve	(1,021)	(188)
Other credits	(1,018)	(503)

Net sales	30,304	13,460
Other Revenues	541	607

Total Revenues	$30,845	$14,067

Back to Contents

The rebates, chargebacks, returns and other credits decreased for the three months ended June 30, 2004 to approximately 21% of product sales as compared to approximately 25% for the comparable period in 2003. This decrease was mainly due to Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets, Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets which are exempt from rebates, chargebacks and other credits as per the agreements with Teva, Schering-Plough, Wyeth, and Novartis.

Currently, the Company has one reportable operating segment: generic pharmaceutical business. However, we currently market our products through three different channels, as follows:

•	Direct sale of prescription (Rx) products, such as LIPRAM, Fludrocortisone, Terbutaline, Minocycline, Demeclocycline, Flavoxate, Carbidopa/Levodopa and others, through our Global Pharmaceuticals division, called “Global”;

•	Sale of prescription (Rx) products, such as Bupropion Hydrochloride, exclusively, through marketing partners, pursuant to strategic alliance agreements, such as Teva, called “Rx Partners;” and

•	Sale of Loratadine OTC products through marketing partners, pursuant to strategic alliance agreements, such as Schering, Wyeth, Novartis, and Leiner, called “OTC.”

The following table summarizes the net sales for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 by marketing channel:

	2004	2003

(in 000’s)
Global	$16,649	$9,709
Rx Partners	8,628	—
OTC	5,027	3,751

Total Revenues	$30,304	$13,460

The quarter-to-quarter increase of approximately $6.9 million in Global products were primarily due to new products introduced in 2004 and late 2003, such as Demeclocycline of approximately $3.6 million, Carbidopa/Levodopa of approximately $0.8 million, and Flavoxate of approximately $0.9 million, as well as higher LIPRAM products of approximately $1.2 million.

Rollforward analyses for each significant revenue dilution item are listed on Note 4.

Cost of Sales

The cost of sales for the three months ended June 30, 2004, was $18,537,000 as compared to $9,321,000 for the same period in 2003. The overall increase in cost of sales was primarily due to the increase in cost of materials as a result of increased product sales.

Gross Margin

Gross margin for the three months ended June 30, 2004 was $12,308,000, or approximately 39.9% of total revenues, compared with gross margin of $4,746,000, or approximately 33.7% of total revenues, in the prior year’s second quarter, and down sequentially from $20,303,000, or approximately 52.3%, of total revenues in the first quarter of 2004. The year-over-year increase in the gross margin percentage was primarily due to the introduction of new products since last year with higher margins, such as Bupropion Hydrochloride, Demeclocycline Hydrochloride, Flavoxate, and Carbidopa/Levodopa. The decrease in the gross margin percentage from the first quarter of 2004 to the second quarter of 2004 was primarily due to changes in product mix: higher OTC product revenues that have lower margins and lower Bupropion Hydrochloride product sales that have higher margins in the second quarter, and the $2,500,000 first quarter revenue from Teva related to the refundable deposit.

Research and Development Expenses

The research and development expenses for the three months ended June 30, 2004 were $5,104,000 less reimbursements of $78,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. under the Strategic Alliance Agreement signed in June 2001, as compared to $3,558,000 less reimbursements of $22,000 for the same period in 2003. The research and development expenditures in 2004 as compared to 2003 were attributable to higher personnel costs, biostudies, clinical studies, and new product introduction costs (technical transfer, scale-up and validation).

Back to Contents

Patent and Patent Litigation Costs

The patent and patent litigation expenses for the three months ended June 30, 2004, were $2,563,000 as compared to $789,000 for the same period in 2003. The year-to-year increase for the three months was primarily due to the ongoing Paragraph IV litigation related to our Omeprazole Capsules and Fenofibrate Tablets ANDAs.

Selling Expenses

The selling expenses for the three months ended June 30, 2004 were $711,000 as compared to $438,000 for the same period in 2003. The increase in selling expenses as compared to 2003 was primarily due to higher personnel costs.

General and Administrative Expenses

The general and administrative expenses for the three months ended June 30, 2004 were $3,117,000 as compared to $2,083,000 for the same period in 2003. The increase in general and administrative expenses as compared to 2003 was primarily due to higher professional fees, insurance premiums, and personnel costs.

Interest Income

Interest income for the three months ended June 30, 2004 was $271,000 as compared to $70,000 for the same period in 2003, primarily due to higher average cash equivalents and short-term investments generated from the net proceeds of the Company’s $95 million convertible senior subordinated debentures.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $564,000 as compared to $264,000 for the same period in 2003. The increase in the interest expense for 2004 was primarily due to the 1.25% interest accrued on the Company’s $95 million convertible senior subordinated debentures.

Income Taxes

In the second quarter 2004, the Company provided for income taxes of $30,000 or 5% of income before taxes, as compared to $0 for the 2003 period. The effective tax rate in 2004 reflects the partial reversal of the deferred income tax asset valuation allowance recognized. The valuation allowance was reduced to reflect the utilization of federal and state loss carryforwards that offset the current tax component of the income tax provision. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstance that may cause a change in our judgment about the realizability of our deferred tax assets. Any valuation allowance that may be released as a result of the evaluation process could have a material effect on our future results of operations. At December 31, 2003, the Company had a net operating loss-carryforward totaling approximately $94,600,000, which expires from 2009 through 2023.

Net Income

The net income for the three months ended June 30, 2004, was $572,000 as compared to a net loss of $2,284,000 for the same period in 2003, primarily due to higher sales, partially offset by higher research and development, selling, and general administrative expenses.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Overview

The net income for the six months ended June 30, 2004, was $9,620,000 as compared to a net loss of $5,497,000 for the six months ended June 30, 2003.

Revenues

Revenues for the six months ended June 30, 2004 were $69,698,000, up more than 173% compared with revenues of $25,492,000 in the comparable period of the previous year. The year-over-year increase for the six months was primarily due to shipments of our generic versions of Wellbutrin® SR (Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, and Declomycin® (Demeclocycline Hydrochloride) 150 mg and 300 mg Tablets, which commenced during the first quarter of 2004, and Zyban® (Bupropion Hydrochloride) and Sinemet® CR (Carbidopa/Levodopa) Extended Release Tablets, which commenced during the second quarter of 2004.

Back to Contents

The Company generated $3,572,000 of other revenues in the 2004 period compared to $966,000 in the 2003 period. Other revenue for the 2004 period included $2,500,000 from Teva, which represented the reversal of a portion of the refundable deposit for its exercise of the exclusivity option for certain products.

The balance of $1,072,000 of other revenue represents revenues recognized pursuant to strategic agreements with Schering-Plough, Wyeth, and Novartis. These amounts represent the amortization of the milestone payments received by the Company, over the life of the agreement. The following table summarizes the activity in net revenues for the six months ended June 30, 2004 and 2003:

	2004	2003

Product sales	$79,916	$32,085
Less:
Rebates	(3,326)	(2,803)
Chargebacks	(5,962)	(3,354)
Product return reserve	(2,802)	(320)
Other credits	(1,700)	(1,082)

Net sales	66,126	24,526
Revenue from reversal of refundable deposit from Teva	2,500	—
Other Revenues	1,072	966

Total Revenues	$69,698	$25,492

The rebates, chargebacks, returns and other credits decreased for the six months ended June 30, 2004 to approximately 17% of product sales as compared to approximately 24% for the comparable period in 2003. This decrease was mainly due to Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets, Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets, which are exempt from rebates, chargebacks and other credits as per the agreements with Teva, Schering-Plough, Wyeth, and Novartis. The following table summarizes the net sales for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 by marketing channel:

	2004	2003

(in 000’s)
Global	$25,835	$16,865
Rx Partners	32,501	—
OTC	7,790	7,661

Total Revenues	$66,126	$24,526

The increase in Global products of approximately $9 million in the first six months of 2004 as compared to the same period in 2003 was primarily due to new products introduced in 2004 and late 2003, such as Demeclocycline of approximately $4.9 million, Flavoxate of approximately $1.4 million, Carbidopa/Levodopa of approximately $0.8 million, and higher sales of previously introduced products, such as Orphenadrine, of approximately $0.8 million, and LIPRAM products of approximately $0.8 million.

Cost of Sales

The cost of sales for the six months ended June 30, 2004, was $37,087,000 as compared to $17,468,000 for the same period in 2003. The overall increase in cost of sales was primarily due to the increase in cost of materials as a result of increased product sales.

Gross Margin

Gross margin for the six months ended June 30, 2004 was $32,611,000, or approximately 46.8% of total revenues, as compared to $8,024,000, or approximately 31.5% of total revenues, for the same period in 2003. The year-over-year increase in the gross margin percentage was primarily due to the introduction of new products since last year with higher margins, such as Bupropion Hydrochloride, Demeclocycline Hydrochloride, Flavoxate, and Carbidopa/Levodopa, and the $2,500,000 revenue from Teva related to the refundable deposit.

Back to Contents

Research and Development Expenses

The research and development expenses for the six months ended June 30, 2004 were $9,810,000 less reimbursements of $89,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. under the Strategic Alliance Agreement signed in June 2001, as compared to $7,006,000 less reimbursements of $154,000 for the same period in 2003. The higher research and development expenditures in 2004 as compared to 2003 were attributable to higher personnel costs, biostudies, clinical studies, and new product introduction costs.

Patent and Patent Litigation Expenses

The patent and patent litigation expenses for the six months ended June 30, 2004 were $4,361,000 as compared to $1,096,000 for the same period in 2003. The year-to-year increase for the six months was primarily due to the ongoing Paragraph IV litigation related to our Omeprazole Capsules and Fenofibrate Tablets ANDAs.

Selling Expenses

The selling expenses for the six months ended June 30, 2004 were $1,437,000 as compared to $1,006,000 for the same period in 2003. The increase in selling expenses as compared to 2003 was primarily due to higher personnel costs.

General and Administrative Expenses

The general and administrative expenses for the six months ended June 30, 2004 were $6,468,000 as compared to $4,205,000 for the same period in 2003. The increase in general and administrative expenses as compared to 2003 was primarily due to higher professional fees, insurance premiums, and personnel costs.

Interest Income

Interest income for the six months ended June 30, 2004 was $327,000 as compared to $112,000 for the same period in 2003, primarily due to higher average cash equivalents and short-term investments generated from the net proceeds of the Company’s $95 million convertible senior subordinated debentures.

Interest Expense

Interest expense for the six months ended June 30, 2004 was $836,000 as compared to $495,000 for the same period in 2003. The increase in interest expense for 2004 was primarily due to the 1.25% interest accrued on the Company’s $95 million convertible senior subordinated debentures.

Income Taxes

For the six months ended June 30, 2004, the Company provided for income taxes of $506,000 or 5% of income before taxes, as compared to $0 for the 2003 period. The effective tax rate in 2004 reflects the partial reversal of the deferred income tax asset valuation allowance recognized. The valuation allowance was reduced to reflect the utilization of federal and state loss carryforwards that offset the current tax component of the income tax provision. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstance that may cause a change in our judgment about the realizability of our deferred tax assets. Any valuation allowance that may be released as a result of the evaluation process could have a material effect on our future results of operations. At December 31, 2003, the Company had a net operating loss-carryforward totaling approximately $94,600,000, which expires from 2009 through 2023.

Net Income

The net income for the six months ended June 30, 2004, was $9,620,000 as compared to a net loss of $5,497,000 for the same period in 2003, primarily due to higher sales, partially offset by higher research and development, selling, and general administrative expenses.

Liquidity and Capital Resources

As of June 30, 2004, we had $98,556,000 in cash, cash equivalents and short-term investments. Only $200,000 of the account balances are insured by the Federal Depository Insurance Company (FDIC). The balance of the Company’s cash equivalents and the short-term investments are held in U.S. Treasury securities and high-grade commercial paper, which are not insured by the FDIC.

Back to Contents

The net cash provided by financing activities for the six months ended June 30, 2004, was approximately $101,016,000, consisting primarily of the $95,000,000 proceeds, less capitalized costs of $3,612,000, from the Company’s convertible senior subordinated debentures offering completed in April 2004, and proceeds of $3,771,000 from issuance of common stock upon the exercise of options and warrants.

In April 2004, the Company terminated the loan agreements with PIDA and DRPA and repaid the remaining balances totaling approximately $992,000.

For the six months ended June 30, 2004, significant uses of cash from operating activities included, primarily, the increase in accounts receivable balance of $13,455,000 and inventory buildup of $8,623,000, partially offset by favorable cash flow from operations, (excluding depreciation and amortization) of $11,702,000. During the three months ended June 30, 2004, we repaid our partners, Teva and Andrx, approximately $11.8 million for their portion of funding the inventory buildup for the Bupropion Hydrochloride products.

Our capital expenditures for the six months ended June 30, 2004 were $6,269,000 as compared to $1,125,000 for the same period in 2003. The net cash used in investing activities included $45,244,000 for the purchase of the short term investments in U.S. Treasury securities and high-grade commercial paper.

In December 2003, the Company transferred the $25 million Loan and Security Agreement from Congress Financial Corporation to Wachovia Bank, N.A., thereby securing lower interest and less restrictive borrowing terms. The interest rates for the revolving loans are prime rate plus 0.75%, or eurodollar rate plus 2.75%, at our option, based on excess availability. The term loan has an interest rate of prime rate plus 1.5%, or eurodollar rate plus 4%, at our option. As of June 30, 2004, we borrowed approximately $5,000,000 against the revolving credit line and $2,880,000 against the term loan. In April 2004, the $25 million loan and security agreement was amended, as follows: (1) the cash collateral requirement of $10 million was removed; (2) the adjusted excess availability covenant was removed; (3) the maximum permitted capital expenditure amount was aggregated to $45,000,000 for the years 2004 and 2005, and (4) as a condition of items (1) and (2) above, IMPAX is required to maintain a minimum cash balance at Wachovia of $25,000,000.

We have no interest rate or derivative financial instruments nor material foreign exchange risks. We are also not party to any off-balance-sheet arrangements, other than operating leases.

We expect to incur significant operating expenses, particularly research and development, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures for the next twelve months ranging from $18 to $22 million, primarily in plant capacity expansion, will constitute a material use of our cash resources.

To date, we have primarily funded our research and development and other operating activities through equity and debt financing, and strategic alliances.

We have not paid any cash dividends on our common stock and we do not plan to pay any such cash dividends in the foreseeable future. We plan to retain any earnings for the operation and expansion of our business. Our loan agreements prohibit the payment of dividends without the other party’s consent.

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

Back to Contents

In December 2003, the FASB revised SFAS 132, “Employers’ Disclosure About Pensions and Other Post Retirement Benefits.” This Statement does not change the measurement or recognition of those plans required by FASB 87, “Employers’ Accounting for Pensions,” and No. 106, “Employers’ Accounting for Post Retirement Benefits Other than Pensions.” This Statement retains the disclosure requirements contained in FASB No. 132, “Employers’ Disclosure about Pensions and Other Post Retirement Plans.” The provisions of this Statement do not have a material impact on the Company’s financial condition or results of operations. During the six months ended June 30, 2004 and 2003, the employer 401-K match was $218,000 and $150,000, respectively.

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

In June 2004, the FASB discussed EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The EITF task force has proposed that companies count the shares that could be issued upon conversion of securities like the Company’s debentures when calculating fully diluted per share earnings. This EITF is not yet effective. However, we disclosed in Note 2 the potential effect of this EITF on the Company’s fully diluted EPS calculation.

Major Operational Highlights for the Six Months Ended June 30, 2004

•	On January 28, 2004, IMPAX announced that the U.S. Food and Drug Administration (FDA) granted final approval to the Company's Abbreviated New Drug Application (ANDA) for its generic version of Wellbutrin® SR (Bupropion Hydrochloride) 100 mg Controlled Release Tablets and granted tentative approval to the Company's generic version of Wellbutrin SR 150 mg Controlled Release Tablets. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. According to NDCHealth, U.S. sales of these dosage forms of Wellbutrin SR Tablets were approximately $1.2 billion in the twelve months ended June 30, 2004.

•	On January 29, 2004, IMPAX announced that the Court of Appeals for the Federal Circuit in Washington, D.C. upheld a lower court decision that ruled against certain claims by GlaxoSmithKline in regards to the Company's ANDA for Wellbutrin SR (Bupropion Hydrochloride) 100 mg and 150 mg and for Zyban® (Bupropion Hydrochloride) 150 mg. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression and Zyban for smoking cessation.

•	On February 27, 2004, IMPAX announced that the FDA granted tentative approval to the Company's ANDA for its generic version of Allegra®-D (Fexofenadine Hydrochloride and Pseudoephedrine Hydrochloride 60mg/120mg) Extended Release Tablets. Aventis Pharmaceuticals markets Allegra-D for the treatment of the symptoms associated with seasonal allergic rhinitis. According to NDCHealth, U.S. sales of Allegra-D were approximately $438 million in the twelve months ended June 30, 2004.

•	On March 5, 2004, IMPAX announced that the FDA granted final approval to the Company's ANDA for a generic version of Claritin®-D 24-Hour (Loratadine and Pseudoephedrine Sulfate, 10mg/240mg) Extended Release Tablets. Schering-Plough Corporation markets Claritin-D 24-Hour as an over-the-counter (OTC) drug for the relief of symptoms of seasonal allergic rhinitis (hay fever). According to NDCHealth, U.S. sales of Claritin-D 24-Hour were $7 million for the twelve months ended June 30, 2004.

•	On March 8, 2004, IMPAX announced that the FDA granted tentative approval to the Company's ANDA for its generic version of Tricor® (Fenofibrate) Tablets. Tricor Tablets are marketed by Abbott Laboratories, Inc. to assist patients in managing their cholesterol levels. The drug is indicated for use in reducing elevated LDL cholesterol, total cholesterol, triglycerides and Apo B and increasing HDL cholesterol in patients with primary hypercholesterolemia or mixed lipidemia. The drug has also been approved as adjunctive therapy for the treatment of hypertriglyceridemia, a disorder characterized by elevated levels of very low density lipoprotein (VLDL) in the plasma. According to NDCHealth, U.S. sales of Tricor Tablets were approximately $684 million for the twelve months ended June 30, 2004.

•	On March 22, 2004, IMPAX announced that the FDA granted final marketing approval to the Company's ANDA for its generic version of Wellbutrin SR (Bupropion Hydrochloride) 150 mg Controlled Release Tablets. The FDA had previously granted final approval for the Company's application for the 100 mg strength. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. Both products were shipped to our marketing partner, Teva.

Back to Contents

•	On March 23, 2004, IMPAX announced that the FDA granted final marketing approval to the Company's ANDA for its generic version of Declomycin® (Demeclocycline Hydrochloride) 150 and 300 mg. Tablets. ESP Pharma markets Declomycin for the treatment of various infections. According to NDCHealth, U.S. sales of Declomycin were approximately $30 million for the twelve months ended June 30, 2004.

•	On May 17, 2004, IMPAX announced that the FDA granted final approval to the Company's ANDA for Carbidopa/Levodopa Extended Release Tablets, its generic version of Sinemet® CR tablets. Bristol-Myers Squibb markets Merck & Co.'s Sinemet CR exclusively in the U.S. for the treatment of Parkinsonism. According to NDCHealth, U.S. prescription sales of Sinemet CR and the one currently marketed generic equivalent were $123 million in the twelve months ended June 30, 2004.

•	On May 27, 2004, IMPAX announced that the FDA granted final marketing approval to the Company's ANDA for its generic version of Zyban, Bupropion Hydrochloride 150 mg Controlled Release Tablets. GlaxoSmithKline markets Zyban for smoking cessation. According to NDCHealth, U.S. sales of Zyban were approximately $59 million in the twelve months ended June 30, 2004.

•	On May 28, 2004, IMPAX announced that the FDA granted final marketing approval to the Company's ANDA for its generic version of Proamatine®, Midodrine Hydrochloride 2.5 and 5 mg Tablets. Shire Pharmaceuticals Group plc markets Proamatine for treatment of symptomatic orthostatic hypotension. According to NDCHealth, U.S. market sales of Proamatine 2.5 mg and 5 mg and the two other marketed generic versions were approximately $48 million in the twelve months ended June 30, 2004.

•	On June 18, 2004, IMPAX announced that the FDA granted IMPAX a second tier 180-day exclusivity related to its pending ANDA for a generic version of Glucophage XR®, Metformin HCl Extended Release Tablets, 500mg. IMPAX has selectively waived its rights to this exclusivity to Teva Pharmaceuticals USA Inc. and will be sharing in the profits of Teva's Metformin HCl Extended Release Tablets as provided for in the Strategic Alliance Agreement between IMPAX and Teva signed in June 2001. On August 2, 2004, the FDA granted final marketing approval to the Company’s ANDA for its generic version of Glucophage XR, Metformin HCl Extended Release Tablets, 500 mg. Bristol-Myers Squibb markets Glucophage XR for the improvement of glycemic control in patients with type 2 diabetes. According to NDCHealth, U.S. market sales of Glucophage XR 500 mg and other marketed generic versions were approximately $376 million in the twelve months ended June 30, 2004.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash and cash equivalents includes U.S. government and short-term high-grade commercial paper stated at cost which approximates market value. The primary objective of the Company’s investment activities is to preserve principal and maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, and short-term high-grade commercial paper. One hundred percent of the Company’s portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at June 30, 2004. The Company’s debt instruments at June 30, 2004, are subject to fixed and variable interest rates and principal payments. We believe that the fair value of our fixed and variable rate long-term debt approximates their carrying value of approximately $108 million at June 30, 2004. While changes in market interest rates may affect the fair value of our fixed and variable rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company’s financial statements will not be material.

We have no interest rate or derivative financial instruments nor material foreign exchange risks. We are also not party to any off-balance-sheet arrangements, other than operating leases.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15[e]), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. The principal executive officer and principal financial officer also conducted an evaluation of internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Controls occurred during the quarter that have materially affected, or which are reasonably likely to materially affect, Internal Controls.

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

Back to Contents

PART II – OTHER INFORMATION

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

AstraZeneca AB et al. v. IMPAX: The Omeprazole Cases

In May 2000, AstraZeneca AB and four of its related companies filed suit against IMPAX in the U.S. District Court in Wilmington, Delaware claiming that IMPAX’s submission of an ANDA for Omeprazole Delayed Release Capsules, 10 mg and 20 mg, constitutes infringement of six U.S. patents relating to AstraZeneca’s Prilosec product. The action seeks an order enjoining IMPAX from marketing Omeprazole Delayed Release Capsules, 10 mg and 20 mg until February 4, 2014, and reimbursement for costs and attorney fees associated with this litigation.

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

Back to Contents

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

In December 2003, the trial court entered a new scheduling order governing pre-trial proceedings relating to the Second Wave Defendants, including IMPAX. The schedule for completion of the litigation in the Second Wave, including AstraZeneca's litigation against IMPAX, now provides that all fact discovery (with certain exceptions) is complete. AstraZeneca's expert reports on issues as to which it bears the burden of proof, including issues of alleged infringement, were produced on February 17, 2004. IMPAX's responsive expert reports were produced on July 12, 2004.

Under the December 2003 scheduling order, Astra's reply reports would have been due on August 6, 2004, and expert depositions would have commenced shortly thereafter. Following receipt of IMPAX's six expert reports on July 12, 2004, as well as 17 other reports produced by four other defendants, Astra requested a further modification of the scheduling order. Astra's request for a three-month extension of the time for its reply reports was denied, but the Court granted Astra an additional five-week period to respond to the defendants' rebuttal reports on non-infringement. The schedule for expert depositions must be re-established. Nevertheless, expert depositions will be conducted between September 14, 2004, when reply reports are now due, and the end of 2004. Given the delays which have thus far occurred in the litigation and the number of experts already designated by the parties, it is uncertain whether the expert depositions can be completed in the time allotted by the present schedule.

Under the December 2003 schedule, Motions for Summary Judgment may not be filed, as of right, until October 19, 2004. IMPAX has recently requested permission to file an earlier motion for summary judgment on one aspect of the case. Other defendants have also requested permission to file early motions for summary judgment on other aspects of the litigation.

IMPAX may file additional Motions for Summary Judgment, including other Motions for Summary Judgment of Non-Infringement, following the close of all discovery or after October 19, 2004, whichever comes first. If the case is not resolved by summary judgment, the case involving IMPAX will be returned to the U.S. District Court in Delaware for trial. It is likely, given the proceedings in the First Wave cases, that the case against IMPAX will be transferred back to New York for a consolidated trial before the same judge who decided the First Wave cases. IMPAX believes, however, that any trial that might be scheduled in the case will commence in the first half of 2005.

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

Back to Contents

Fact discovery in this action is scheduled to close on October 29, 2004. IMPAX believes that it has defenses to the claims made by Aventis based on noninfringement and invalidity. A tentative trial date has been scheduled for October 2005.

Aventis has also filed a suit against Barr Laboratories, Inc., Mylan Pharmaceuticals, Inc., Dr. Reddy’s Pharmaceuticals and Teva Pharmaceuticals USA, Inc. in New Jersey asserting the same patent infringement against these defendants’ proposed Fexofenadine and Pseudoephedrine or Fexofenadine products. The IMPAX case has been consolidated for trial with the Barr, Mylan, Dr. Reddy and Teva cases.

On March 25, 2004, Aventis and AMR filed a complaint and first amended complaint against IMPAX and Ranbaxy, alleging infringement of two additional patents relating to the process for making the active pharmaceutical ingredient, fexofenadine hydrochloride. These patents, United States Patent Nos. 5,581,011 and 5,750,703, are owned by AMR and exclusively licensed to Aventis.

On July 23, 2003, IMPAX filed Summary Judgment motions for non-infringement of U.S. Patent Nos. 6,039,974, 6,113,942, and 5,855,912; and for non-infringement and invalidity of U.S. Patent No. 5,738,872. Opposition papers were filed on August 11, 2003. Reply papers were filed on September 24, 2003. On October 24, 2003, IMPAX filed a brief discussing the impact of the recent Festo decision on their Motions for Summary Judgment of non-infringement. Oral argument for the Summary Judgment Motion regarding the ‘912, ‘942, and ‘974 patents was heard on November 3, 2003. Oral argument for the Summary Judgment Motion regarding the ‘872 patent was heard on December 8, 2003. On June 29, 2004, the court granted the Company’s Motions for Summary Judgment of Non-infringement of the ‘912 and ‘942 patents and denied the Company’s Motion for Summary Judgment of Non-infringement of the ‘974 patent. At the same time, the court ordered that a ruling on the Company’s motion for Summary Judgment for the Non-infringement of the ‘872 patent is reserved pending a Markman hearing to be held on September 9, 2004 to assist the court in construing the patent’s product-by-process claims.

Purdue Pharma L.P. et al. v IMPAX: The Oxycodone Cases

On April 11, 2002, Purdue Pharma and related companies filed a complaint in the U.S. District Court for the Southern District of New York alleging that IMPAX’s submission of ANDA No. 76-318 for 80 mg OxyContin Tablets infringes three patents owned by Purdue. The Purdue patents are U.S. Patent Nos. 5,508,042, 5,549,912 and 5,656,295; all directed to controlled release opioid formulations. On September 19, 2002, Purdue filed a second Infringement Complaint regarding IMPAX’s 40 mg OxyContin generic product. On October 9, 2002, Purdue filed a third Infringement Complaint regarding IMPAX’s 10 mg and 20 mg OxyContin generic products. IMPAX filed its answer and counterclaims in each case on October 3, 2003. On November 25, 2003, Purdue submitted their reply to our counterclaims. Purdue is seeking, among other things, a court order preventing IMPAX from manufacturing, using or selling any drug product that infringes the subject Purdue patents.

Purdue previously sued Boehringer Ingelheim/Roxane, Endo and Teva on the same patents. One or more of these defendants may resolve the invalidity issues surrounding the Purdue patents prior to when IMPAX’s case goes to trial. The Boehringer Ingelheim/Roxane suit is stayed. The Endo action was tried in June 2003 and post trial briefs have been filed. In January 2004, the judge in the Endo action ruled that the three patents in suit, the same patents that Purdue had asserted against IMPAX, are unenforceable because they were inequitably procured and enjoined their enforcement. Purdue has appealed that ruling to the Court of Appeals for the Federal Circuit.

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

Back to Contents

The trial was completed on October 30, 2003, and post-trial briefing was completed in December 2003. IMPAX is pursuing its assertions that claims of the ‘814 patent are invalid in view of prior art and are unenforceable in view of inequitable conduct committed during the prosecution of the patent before the United States Patent and Trademark Office (USPTO).

On January 30, 2004, the court denied IMPAX’s Motion for Summary Judgment on inequitable conduct and, on February 5, 2004, the court denied IMPAX’s Motion for Summary Judgment on non-infringement of certain claims. The court has not issued its trial rulings and did not rule on the third pre-trial Motion for Summary Judgment based on invalidity of the patent-in-suit.

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

Abbott Laboratories v. IMPAX: The Fenofibrate Tablet Cases

In January 2003, Abbott Laboratories and Fournier Industrie et Sante and a related company filed suit against IMPAX in the U.S. District Court in Wilmington, Delaware claiming that IMPAX’s submission of an ANDA for Fenofibrate Tablets, 160 mg, constitutes infringement of two U.S. patents owned by Fournier and exclusively licensed to Abbott, relating to Abbott’s Tricor tablet product.

In March 2003, Abbott and Fournier filed a second action against IMPAX in the same court making the same claims against IMPAX’s 54 mg Fenofibrate Tablets. These cases were consolidated in April 2003.

In September 2003, Abbott and Fournier filed a third action against IMPAX in the U.S. District Court in Wilmington, Delaware, claiming that IMPAX’s submission of its ANDA for 54 mg and 160 mg Fenofibrate Tablets constitutes infringement of a third patent recently issued to Fournier and exclusively licensed to Abbott. This action was also consolidated with the two previously consolidated actions in December 2003. In January 2004, Abbott and Fournier filed a fourth action relating to IMPAX’s 54 mg and 160 mg Fenofibrate Tablets based upon a claim of infringement of a fourth patent. All four cases were consolidated in March 2004. Fact and expert discovery in the consolidated cases closes in November 2004 and the trial is currently set for June 2005. IMPAX has responded to all four complaints by asserting that its proposed generic Fenofibrate Tablet products do not infringe the patents-in-suit and by asserting that the patents-in-suit are invalid.

All four actions seek an injunction preventing IMPAX from marketing its Fenofibrate Tablet products until the expiration of the patents (January 9, 2018) and an award of damages for any commercial manufacture, use, or sale of IMPAX’s Fenofibrate Tablet product, together with costs and attorney fees.

Solvay Pharmaceuticals v. IMPAX: The Creon Case

On April 11, 2003, Solvay Pharmaceuticals, Inc., manufacturer of the Creon line pancreatic enzyme products, brought suit against IMPAX in the U.S. District Court for the District of Minnesota claiming that IMPAX has engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the Company’s marketing and sale of its Lipram products. The suit seeks actual and consequential damages, including treble damages, attorneys’ fees, injunctive relief and declaratory judgments that would prohibit the substitution of Lipram for prescriptions of Creon. On June 6, 2003, IMPAX filed a Motion for Dismissal of Plaintiff’s Complaint, which sought to dismiss each count of Solvay’s complaint. On January 9, 2004, the U.S. District Court issued a ruling on IMPAX’s Motion for Dismissal, dismissing two of the counts set forth in the Complaint, including the count which sought a declaratory judgment that Lipram may not lawfully be substituted for prescriptions of Creon. On January 26, 2004, IMPAX filed its Answer to the Complaint and Counterclaim alleging that Solvay wrongfully interfered with IMPAX’s business relationships. On February 17, 2004, Solvay filed its Reply to IMPAX’s Counterclaim. On February 24, 2004, the Rule 16 Scheduling Conference was held and, on February 25, 2004, the Court issued a Scheduling Order setting the deadline for discovery on January 14, 2005, and a trial date for July 1, 2005. Fact discovery is currently ongoing in this case. IMPAX believes it has defenses to Solvay’s allegations and intends to pursue these defenses vigorously.

Alza Corporation v. IMPAX: The Oxybutynin Case

On September 4, 2003, Alza Corporation (“Alza”) filed a lawsuit against IMPAX in the U.S. District Court for the Northern District of California alleging patent infringement of one patent related to IMPAX’s filing of an ANDA for a generic version of Ditropan XL (Oxybutynin Chloride) Tablets, 5 mg, 10 mg, and 15 mg. Alza seeks an injunction, a declaration of infringement, attorney’s fees and costs. On October 24, 2003, IMPAX filed its Answer to the Complaint, which included defenses to the infringement claim, and counterclaimed for patent non-infringement and invalidity. Discovery is on-going and trial is currently set for November 2005.

Back to Contents

On October 24, 2003, IMPAX filed a lawsuit against Alza in the U.S. District Court for the Northern District of California seeking a declaratory judgment that four Alza patents relating to IMPAX’s filing of an ANDA for a generic version of Ditropan XL (Oxybutynin Chloride) Tablets, 5 mg, 10 mg, and 15 mg are invalid and/or not infringed by the commercial manufacture, use, offer for sale, sale, or importation of the IMPAX product. On November 17, 2003, Alza moved to dismiss the Company’s complaint for lack of subject matter jurisdiction based on Alza’s argument that there is no case or controversy between the parties with respect to these four patents. On April 19, 2004, the Court denied Alza’s motion. On May 18, 2004, the Court ordered the entry of a stipulation of dismissal based on a covenant not to sue issued by Alza to the Company with respect to the four Alza patents in the case.

Shire Laboratories Inc. v IMPAX: The Adderall Case

On December 29, 2003, Shire Laboratories, Inc., a subsidiary of Shire Pharmaceuticals Group, PLC, filed a lawsuit against IMPAX in the U.S. District Court for the District of Delaware alleging patent infringement on U.S. Patent Nos. 6,322,819 and 6,605,300 related to filing of an ANDA to market a generic version of Adderall 30 mg capsules. IMPAX filed its answer on January 20, 2004, denying infringement and contesting the validity of both patents. All discovery is expected to be completed by March 2005. A tentative court date has been scheduled for October 11, 2005.

OTHER LITIGATION

State of California v. IMPAX

On August 7, 2003, IMPAX received an Accusation from the Department of Justice, Bureau of Narcotic Enforcement, State of California (“BNE”), alleging that IMPAX failed to maintain adequate controls to safeguard precursors from theft or loss regarding our pseudoephedrine product in January 2003. IMPAX contested the allegations in the Accusation and entered into discussions with the State of California, Department of Justice, to bring resolution to this matter. IMPAX has implemented a number of remedial measures aimed at improving the security and accountability of precursor substances used by IMPAX and regulated by the California Department of Justice, Bureau of Narcotic Enforcement. In March 2004, following a theft of pseudoephedrine from IMPAX’s facilities, the BNE filed an Amended Accusation, again alleging that IMPAX failed to maintain adequate controls to safeguard precursors from theft or loss regarding our pseudoephedrine product. In May 2004, a Notice of Hearing was received from BNE, which set the hearing of this matter, should one be necessary, for October 18 and October 19, 2004. IMPAX is continuing its discussions with the State of California, Department of Justice, and hopes to resolve this matter without the need for a formal hearing.

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

Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. We currently carry $80 million of product liability insurance for our own manufactured products. This insurance may not be adequate to cover any product liability claims to which we may become subject.

ITEM 2.     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 17, 2004, we filed an amendment to our Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which amendment increased the number of our authorized shares of common stock from 75,000,000 to 90,000,000. Our board will generally be able to issue additional shares of common stock without the approval of our stockholders. These future issuances will dilute the ownership interests of our stockholders.

Back to Contents

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

The issuance and sale of the debentures resulted in net proceeds to the Company of approximately $91,388,000. These proceeds are being used for general corporate purposes, including working capital requirements, manufacturing of our products and research and development.

The debentures bear interest at the rate of 1.250% per year. Interest on the debentures is payable on April 1 and October 1 of each year, beginning on October 1, 2004. The debentures are convertible by holders into shares of our common stock at a conversion price of $28.08 per share (which is subject to adjustment upon certain events, but represented a 30% premium over our stock price at the time the debentures were issued). The debentures are convertible by holders into shares of our common stock if (1) the price of our common stock reaches a specific threshold; (2) the trading price for the debentures falls below certain thresholds; (3) the debentures have been called for redemption; or (4) certain corporate transactions occur.

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

In connection with the offering of the debentures, we filed a Form S-3 registration statement with the SEC in June 2004. The registration statement has not yet been declared effective by the SEC. If the registration statement on Form S-3 is not declared effective by the SEC by October 4, 2004, then the interest rate payable on the debentures will be subject to increase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 17, 2004, the following actions were approved, by the votes indicated:

a)      Ten directors were elected:

Leslie Z. Benet, Ph.D.	43,846,077	For	732,889	Withhold authority
Robert L. Burr	43,735,232	For	843,734	Withhold authority
Barry R. Edwards	44,288,225	For	290,741	Withhold authority
David J. Edwards	43,791,680	For	787,286	Withhold authority
Nigel Fleming, Ph.D.	43,823,169	For	755,797	Withhold authority
Charles Hsiao, Ph.D.	44,186,440	For	392,526	Withhold authority
Larry Hsu, Ph.D.	44,287,092	For	291,874	Withhold authority
Michael Markbreiter	44,204,397	For	374,569	Withhold authority
Oh Kim Sun	44,405,446	For	173,520	Withhold authority
Peter R. Terreri	44,402,145	For	176,821	Withhold authority

b)	The proposed increase in the authorized shares of the Company’s common stock from 75,000,000 to 90,000,000, was approved as follows:
43,025,827	For	1,510,097	Against	10,041	Abstaining

Back to Contents

c)	The appointment of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004 was ratified, as follows:

44,013,036	For	556,763	Against	9,167	Abstaining

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

		•	3.18	—	Certificate of Amendment of Restated Certificate of Incorporation of Impax Laboratories, Inc. dated as of May 17, 2004.

		•	10.65	—	Second Amendment to Loan and Security Agreement between Wachovia Bank and Impax Laboratories, Inc. dated June 23, 2004.

		•	10.66	—	Amendment to the Development, License and Supply Agreement between Wyeth Consumer Healthcare Division and Impax Laboratories, Inc. dated as of July 9, 2004.

		•	31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		•	31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		•	32.1	—	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports

		•	On May 5, 2004, the Company furnished a report on Form 8-K (Items 9, 12) announcing earnings for the first quarter ended March 31, 2004.

		•	On May 17, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final approval to the Company's ANDA for Carbidopa/Levodopa Extended Release Tablets.

		•	On May 27, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final marketing approval to the Company's ANDA for its generic version of Zyban® 150 mg Controlled Release Tablets.

		•	On May 28, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final marketing approval to the Company's ANDA for its generic version of Promatine 2.5 mg and 5 mg Tablets.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPAX LABORATORIES, INC.

By:	/s/ BARRY R. EDWARDS	August 9, 2004

Chief Executive Officer
(Principal Executive Officer)

By:	/s/ CORNEL C. SPIEGLER	August 9, 2004

Chief Financial Officer
(Principal Financial and Accounting Officer)