Form 10-Q/A
period 2004-03-31
IMPAX LABORATORIES INC
filed 2004-11-16
CIK 1003642

                United States Securities and Exchange Commission

                             Washington, D.C. 20549




                                   FORM 10-Q/A

                                 Amendment No. 1



       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended         March 31, 2004
                                         ----------------------------

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________



                         Commission file number 0-27354
                                                -------

                            Impax Laboratories, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                               65-0403311
     -------------------------------              -------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)



     30831 Huntwood Avenue - Hayward, California           94544
     -----------------------------------------------------------------
      (Address of principal executive offices)          (Zip code)

     Registrant's telephone number including area code   (510) 476-2000
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

                                 Yes   X     No
                                     -----      -----

        Indicate by check mark whether registrant is an accelerated filer
                 (as defined in Rule 12b-2 of the Act.) Yes   X   No
                                                            -----    -----


     The number of shares outstanding of the registrant's common stock as of
               April 30, 2004      was approximately    58,028,543   .
         -------------------------                   ----------------

                                EXPLANATORY NOTE
                                ----------------

This amendment is being filed to reflect the restatement of the Company's condensed financial statements, as discussed in Note 11 thereto, and other information related to such restated financial statements. Except for Items 1, 2 and 4 of Part I, no other information included in the original report on Form 1O-Q is amended by this Form 10-Q/A. Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the original Quarterly Report on Form 10-Q and the Company has not updated the disclosure in this report to a later date. Therefore, this amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q. Information in such reports and documents updates and supersedes certain information contained in this amendment.

                            IMPAX LABORATORIES, INC.

                              INDEX TO FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


                          PART I. FINANCIAL INFORMATION


                                                                                                                         PAGE
                                                                                                                         ----
Item 1.  Financial Statements:

         Condensed Balance Sheets as of March 31, 2004 (as restated) and December 31, 2003 (unaudited) ............         1

         Condensed Statements of Income for the Three Months Ended March 31, 2004 (as restated)
         and 2003 (unaudited) .....................................................................................         2

         Condensed Statements of Cash Flows for the Three Months Ended March 31, 2004 (as restated) and
         2003 (unaudited) .........................................................................................         3

         Notes to Financial Statements (unaudited) ................................................................         4

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations....................        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................        19

Item 4.  Controls and Procedures...................................................................................        19

                    PART II. OTHER INFORMATION AND SIGNATURES

Item 1.  Legal Proceedings.........................................................................................        20

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.........................        24

Item 6.  Exhibits and Reports on Form 8-K..........................................................................        25

Signatures     ....................................................................................................        27

Certifications ....................................................................................................        28

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                            IMPAX LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           2004                2003
                                                                                      --------------       ------------
                                                                                      (AS RESTATED -
                                                                                       SEE NOTE 11)
ASSETS

Current assets:
                  Cash and cash equivalents                                             $  19,491           $  15,505
                  Accounts receivable, net                                                 20,533               9,885
                  Inventory                                                                30,148              28,479
                  Prepaid expenses and other assets                                         1,704               1,427
                                                                                        ---------           ---------
                                       Total current assets                                71,876              55,296
Restricted cash                                                                            10,000              10,000
Property, plant and equipment, net                                                         39,231              38,132
Investments and other assets                                                                1,371               1,325
Goodwill, net                                                                              27,574              27,574
Intangibles, net                                                                              283                 379
                                                                                        ---------           ---------
                                       Total assets                                     $ 150,335           $ 132,706
                                                                                        =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                  Current portion of long-term debt                                     $   1,166           $   1,068
                  Accounts payable                                                         33,590              22,783
                  Revolving line of credit                                                  6,953               7,642
                  Accrued expenses and deferred revenues                                   13,933              10,872
                                                                                        ---------           ---------
                                       Total current liabilities                           55,642              42,365
Refundable deposit from Teva                                                                   --               5,000
Long term debt                                                                              8,489               8,854
Deferred revenues and other liabilities                                                     2,895               2,879
                                                                                        ---------           ---------
                                       Total liabilities                                   67,026              59,098
                                                                                        ---------           ---------
Commitments and Contingencies
Mandatorily  redeemable convertible Preferred Stock: Series 2 mandatory redeemable convertible Preferred Stock, $0.01 par value 0 shares outstanding at March 31, 2004, and 75,000 shares outstanding at
             December 31, 2003, redeemable at $100 per share                                   --               7,500
                                                                                        ---------           ---------

Stockholders' equity:
         Common stock, $0.01 par value, 75,000,000 shares authorized and
             57,961,990 and 55,307,136 shares issued and outstanding
             at March 31, 2004, and December 31, 2003, respectively                           580                 553
         Additional paid-in capital                                                       182,062             170,104
         Accumulated deficit                                                              (99,333)           (104,549)
                                                                                        ---------           ---------
                                       Total stockholders' equity                          83,309              66,108
                                                                                        ---------           ---------
                                       Total liabilities and stockholders' equity       $ 150,335           $ 132,706
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

                            IMPAX LABORATORIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                            ------------------
                                                                                  (As restated -
                                                                                   see Note 11)
                                                                                  -------------          -------------
                                                                                      2004                   2003
Net sales                                                                          $    31,514            $    11,066

Revenue from reversal of refundable deposit from Teva                                    2,500                     --

Other revenues                                                                             531                    359
                                                                                   -----------            -----------

Total revenues                                                                          34,545                 11,425

Cost of sales                                                                           18,550                  8,147
                                                                                   -----------            -----------

Gross margin                                                                            15,995                  3,278

Research and development                                                                 4,884                  3,547

Reimbursements from Teva                                                                   (11)                  (132)
                                                                                   -----------            -----------

Research and development, net                                                            4,873                  3,415

Patent litigation                                                                        1,620                    208

Selling expenses                                                                           726                    568

General and administrative expenses                                                      3,351                  2,122

Other operating income (expense), net                                                        7                     11
                                                                                   -----------            -----------

Net income (loss) from operations                                                        5,432                 (3,024)

Interest income                                                                             56                     42

Interest expense                                                                          (272)                  (231)
                                                                                   -----------            -----------

Net income (loss) before provision for income taxes                                      5,216                 (3,213)

Provision for income taxes                                                                  --                     --
                                                                                   -----------            -----------

Net income (loss)                                                                  $     5,216            $    (3,213)
                                                                                   ===========            ===========

Earnings per share:
              Basic                                                                $      0.09            $     (0.07)
                                                                                   -----------            -----------
              Diluted                                                              $      0.08            $     (0.07)
                                                                                   -----------            -----------

Weighted average common shares outstanding:
              Basic                                                                 56,978,095             47,876,830
                                                                                   -----------            -----------
              Diluted                                                               61,481,932             47,876,830
                                                                                   -----------            -----------


   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           ------------------
                                                                                      2004                   2003
                                                                                  --------------        --------------
                                                                                  (AS RESTATED -
                                                                                   SEE NOTE 11)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                $   5,216              $  (3,213)
    Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                    1,022                    885
        Reversal of refundable deposit from Teva                                        (2,500)                    --
        Non-cash compensation charge (warrants and options)                                 --                    119
        Change in assets and liabilities:
             Accounts receivable                                                       (10,648)                   790
             Inventory                                                                  (1,669)                (2,310)
             Prepaid expenses and other assets                                            (323)                    50
             Accounts payable                                                           10,807                  2,164
             Other liabilities                                                           3,077                    644
                                                                                     ---------              ---------

                Net cash provided by (used in) operating activities                      4,982                   (871)
                                                                                     ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                 (2,025)                  (698)
                                                                                     ---------              ---------
                Net cash used in investing activities                                   (2,025)                  (698)
                                                                                     ---------              ---------


CASH FLOWS FROM  FINANCING ACTIVITIES:
    Revolving line of credit borrowings (repayments)                                      (689)                 1,826
    Additions to long-term debt                                                             --                    896
    Repayment of long-term debt                                                           (267)                  (163)
    Proceeds from issuance of common stock (upon exercise of
        stock options and warrants and under ESPP)                                       1,985                     15
                                                                                     ---------              ---------
    Net cash provided by financing activities                                            1,029                  2,574
                                                                                     ---------              ---------
    Net increase in cash and cash equivalents                                            3,986                  1,005
                                                                                     ---------              ---------
    Cash and cash equivalents, beginning of the quarter                              $  15,505              $  10,219
                                                                                     ---------              ---------
    Cash and cash equivalents, end of the quarter                                    $  19,491              $  11,224
                                                                                     =========              =========

    Cash paid for interest                                                           $     273              $     232
                                                                                     =========              =========
    Cash paid for income taxes                                                       $      --              $      --
                                                                                     =========              =========



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

                          NOTES TO FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                        MARCH 31, 2004 AND MARCH 31, 2003


NOTE 1. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations expected for the year ending December 31, 2004.

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

Except for the three months ended March 31, 2004, we have experienced operating losses and negative cash flow from operations and our future profitability continues to be uncertain. As of March 31, 2004, our accumulated deficit was $99,333,000 and we had outstanding indebtedness in an aggregate principal amount of $16,608,000. To remain operational, we must, among other things:

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

In June 2001, the Company entered into a Strategic Alliance Agreement with a subsidiary of Teva for twelve controlled-release generic pharmaceutical products. The agreement granted Teva exclusive U.S. prescription marketing rights for these products for a period of ten years from the date of Teva's first sale of the products. Under the terms of this agreement, Teva has sole and exclusive right to determine all terms and conditions of sale to its customers, including pricing discounts, allowances, price adjustments, returns and rebates.

Revenues from product sales for these products under our strategic alliance are recognized at the time title and risk of loss transfers to Teva's customers. During the three months ended March 31, 2004, the Company commenced shipping its Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets. Teva ships the Bupropion products to its customers and reports the results on a monthly basis. Teva provides to IMPAX a financial report detailing its gross sales less applicable chargebacks, rebates and other credits to arrive at net sales, cost of sales information and gross margins for the Bupropion products. The Company is endeavoring to take steps under the Strategic Alliance Agreement to ensure that all such adjustments granted by its strategic partner in the future are reported to the Company on a timely basis. These steps include, but are not limited to, regular discussions with Teva management regarding their monthly financial reports to IMPAX on our products marketed by Teva via monthly teleconferences and quarterly meetings. These discussions will cover all the areas of revenue recognition for these products, including but not limited to, sales credits, product returns and internal controls over Teva's financial reporting to IMPAX. Our procedures will include a review of applicable documentation for IMPAX revenue sharing. The Audit Committee of the Company's Board of Directors may take additional steps as deemed necessary. Under the terms of the contract, the Company has the option to perform an annual audit with our strategic partner. The information on the financial report is used by IMPAX to record its monthly revenue for the Bupropion 100 mg and 150 mg products. Effective with the three months ended March 31, 2004, we began estimating returns for prescription products marketed by our strategic partners, such as Teva, called "Rx Partners," based on our internal returns analysis and historical industry statistics. Additionally, the amount of revenue that IMPAX earns is based on a reimbursement of manufacturing costs plus a fixed gross margin percentage.

Under the July 2003 Exclusivity Transfer Agreement with Andrx and Teva pertaining to the Bupropion Hydrochloride products, Andrx is entitled to certain payments for the sales of the 150 mg strength for a 180-day period from the product launch date. These payments are made directly by Teva to Andrx.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average number of common shares and weighted average dilutive potential common shares outstanding, assuming the exercise of all in-the-money stock options. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except per share amounts):

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                      2004                    2003
                                                                                   -----------            -----------
Numerator:
      Net income(loss)                                                             $     5,216            $    (3,213)
                                                                                   ===========            ===========

Denominator:
      Basic weighted average common shares outstanding                              56,978,095             47,876,830
      Effect of dilutive options and warrants                                        4,503,837                     --
                                                                                   -----------            -----------
Fully diluted weighted average common shares outstanding                            61,481,932             47,876,830
                                                                                   ===========            ===========

Basic earnings per share                                                           $      0.09            $     (0.07)
                                                                                   ===========            ===========

Fully diluted earnings per share                                                   $      0.08            $     (0.07)
                                                                                   ===========            ===========

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

Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's income and income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                   Three Months Ended
                                                        March 31,
                                                        ---------
                                              2004                  2003
                                            --------              --------

Net income (loss), as reported              $  5,216              $ (3,213)
Add: Stock-based employee compensation
included in reported net income,
net of related tax effects                         -                     -

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                      (959)                 (862)
                                            --------              --------

Pro forma net income (loss)                 $  4,257              $ (4,075)
                                            ========              ========

Earnings per share:
         Basic - as reported                $   0.09              $  (0.07)
                                            --------              --------
         Basic - pro forma                  $   0.07              $  (0.09)
                                            --------              --------

         Diluted - as reported              $   0.08              $  (0.07)
                                            --------              --------
         Diluted - pro forma                $   0.07              $  (0.09)
                                            --------              --------

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

NOTE 2. Convertible Senior Subordinated Debentures

On April 5, 2004, the Company issued and sold $95.0 million in aggregate principal amount of its 1.250% convertible senior subordinated debentures due 2024. The debentures were sold by the Company to Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and First Albany Capital Inc., as initial purchasers, in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). We have been advised by the initial purchasers that they have resold, and/or intend in the future to resell, the debentures to "qualified institutional buyers" (as defined in Rule 144A promulgated under the Securities Act) in transactions exempt from the registration requirements of the Securities Act in reliance on Rule 144A.

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

The debentures are the Company's unsecured obligations and are subordinated in right of payment to all of the Company's existing and future senior indebtedness. On April 1, 2009, April 1, 2014, and April 1, 2019, and under certain circumstances, holders of the debentures will have the right to require us to repurchase all or any part of their debentures at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest and liquidated damages, if any, to, but excluding the repurchase date.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amendment of FASB Statement No. 123." This statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 1 to the Company's financial statements.

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

In February 2004, the FASB issued revised FASB Staff Position ("FSP") pertaining to FIN 46(R). The revised FSPs replace certain previously issued FIN 46 FSP for entities to which FIN 46(R) is applicable. This revision to FIN 46 did not have a material impact on the Company's financial condition or results of operation.

In February 2004, the FASB revised SFAS 133, Accounting for Derivative Instruments and Hedging Activities for Implementation issue E2L, A1J, and C6. The revisions to SFAS 133 did not have a material impact on the Company's financial condition or results of operation.

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

In January 2004, the FASB issued FASB Staff Position FAS 106-1 to provide temporary guidance concerning the Medicare Prescription Drug Improvement and Modernization Act of 2003. The provisions of this pronouncement did not have a material impact on the Company's financial condition or results of operations.

NOTE 4. Our gross receivables and related deductions activity for the three months ended March 31, 2004 and 2003, and the year ended December 31, 2003 was:

                                         Three Months Ended       Year Ended
                                         ------------------       ----------
                                       March 31,      March 31,   December 31,
         (in $000s)
                                         2004            2003         2003
                                       --------        -------      --------
        Gross accounts receivable      $ 27,334        $ 8,828      $ 17,091
        Less:  Accrued rebates           (3,010)        (1,585)       (2,700)
        Less:  Accrued chargebacks       (3,505)        (1,137)       (4,101)
        Less:  Other deductions            (286)          (372)         (405)
                                       --------        -------      --------
        Net accounts receivable        $ 20,533        $ 5,734      $  9,885
                                       --------        -------      --------

Other deductions include allowance for disputable items, doubtful accounts, and cash discounts.

Net accounts receivable balance at March 31, 2004 includes $13,509,000 due from Teva.

Chargebacks and Rebates Accrual activity for the three months ended March 31, 2004 and 2003, and the year ended December 31, 2003 was:

                               CHARGEBACKS ACCRUAL
                               -------------------
                                                                    Three Months Ended       Year Ended
                                                                    ------------------       -----------
   (in $000s)                                                    March 31,       March 31,   December 31,

                                                                   2004            2003          2003
                                                                 --------        --------      --------
   Beginning Balance                                             $  4,101        $  1,373      $  1,373
   Add:  Provision related to sales made in current period          2,148           1,314        10,571
   Less:  Credits issued during the current period                 (2,744)         (1,550)       (7,843)
                                                                 --------        --------      --------
   Ending Balance                                                $  3,505        $  1,137      $  4,101
                                                                 --------        --------      --------

                                 REBATES ACCRUAL
                                 ---------------
                                                                    Three Months Ended       Year Ended
                                                                    ------------------       ----------
(in $000s)                                                       March 31,       March 31,   December 31,
                                                                   2004            2003          2003
                                                                 ---------       ---------   ------------
Beginning Balance                                                $  2,700        $  1,525      $  1,525
Add:  Provision related to sales made in current period             1,120           1,062         6,680
Less:  Credits issued during the current period                      (810)         (1,002)       (5,505)
                                                                 --------        --------      --------
Ending Balance                                                   $  3,010        $  1,585      $  2,700
                                                                 --------        --------      --------

NOTE 5.  Our inventory consists of the following:

                                                                                 March 31,   December 31,
   (in $000s)                                                                      2004          2003
                                                                                 --------    ------------

Raw materials .............................................                      $ 16,387      $  9,671
Work in process ...........................................                         2,011         5,303
Finished goods ............................................                        11,750        13,505
                                                                                 --------      --------
                                                                                 $ 30,148      $ 28,479
                                                                                 ========      ========

The Company, as most companies in the generic pharmaceutical industry, may build inventories of certain ANDA related products that have not yet received FDA approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate to increase its commercial opportunity.

As of March 31, 2004, the Company's total inventory of $30,148,000 included $4,495,000 in inventories relating to products pending launch while IMPAX awaits receipt of FDA marketing approval and/or satisfactory resolution of patent infringement litigation, as follows:
                                        (in $000s)
                                        Raw materials            $  3,876
                                        Work in process                --
                                        Finished goods                619
                                                                 --------
                                             Total               $  4,495
                                                                 --------

NOTE 6.  Intangibles consist of the following:

                                                               Estimated         March 31,    December 31,
   (in $000s)                                                 useful life          2004          2003
                                                                (years)          ---------    ------------
                                                              -----------
Product rights and licenses .................................    3 - 8           $  2,691      $  2,691

Less:  Accumulated amortization .............................                      (2,408)       (2,312)
                                                                                 --------      --------
                                                                                 $    283      $    379
                                                                                 ========      ========

Amortization expense was $96,000 for the three months ended March 31, 2004. Expected amortization expense for 2004 will be approximately $379,000.

NOTE 7.  ACCRUED EXPENSES AND DEFERRED REVENUE

                                                                 March 31,     December 31,
        (in $000's)                                                2004           2003
                                                                 --------      -----------

        Sales returns                                            $  5,769        $  4,121
        Deferred revenues                                           1,821           1,751
        Accrued salaries and payroll expenses                       2,875           1,649
        Patent infringement and other legal expenses                1,623           1,327
        Accrued Medicaid rebates                                      586             613
        Accrued royalty and gross profit sharing expense              457             559
        Other accruals                                                537             469
        Accrued shelf stock reserve                                   175             232
        Accrued professional fees                                      90             151
                                                                 --------        --------
                                                                 $ 13,933        $ 10,872
                                                                 ========        ========

NOTE 8.  RETURNS ACCRUAL

                                 RETURNS ACCRUAL
                                 ---------------
                                                                    Three Months Ended        Year Ended
                                                                    ------------------        ----------
   (in $000s)                                                    March 31,       March 31,    December 31,
                                                                   2004            2003           2003
                                                                 ---------       ---------    ------------
   Beginning Balance                                             $  4,121        $  3,100      $  3,100
   Add:  Provision related to sales made in current period          2,570             132         2,276
   Less:  Credits issued during the current period                   (922)           (132)       (1,255)
                                                                 --------        --------      --------
   Ending Balance                                                $  5,769        $  3,100      $  4,121
                                                                 --------        --------      --------

The returns accrual balance at March 31, 2004 includes $789,000 for products marketed through Rx Partners, such as Teva, as compared to zero dollars at December 31, 2003.

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

As part of our patent litigation strategy, we had obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company ("AISLIC"), an affiliate of AIG International. This litigation insurance covered us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. Both policies have reached their limit of liability. While Teva has agreed to pay 45% to 50% of the attorneys' fees and costs (in excess of the $7 million covered by our insurance policies) related to the twelve products covered by our strategic alliance agreement with Teva, we will be responsible for the remaining expenses and costs for these products, and all of the costs associated with patent litigation for our other products and our future products.

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

NOTE 11.  RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS

Subsequent to the issuance of its condensed financial statements for the three months ended March 31, 2004, the Company determined that, based on information provided by Teva, its strategic partner, i) customer credits on sales of bupropion were not recorded in the proper periods, ii) the sales returns reserve was not properly recorded, and iii) sales invoices prepared by Teva, were incorrectly prepared. The impact of correcting these errors and reducing taxable income caused the previous tax provision to be reversed. As a result, the accompanying condensed financial statements for the three months ended March 31, 2004 have been restated from the amounts previously reported.

 A summary of the effects of the restatement is as follows:

                            IMPAX LABORATORIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            Three Months Ended
                                                                               March 31, 2004
                                                                     ------------------------------------
                                                                     As Previously
                                                                        Reported              As Restated
                                                                     -------------            -----------
Net sales                                                              $  35,822                $ 31,514
Total revenues                                                            38,853                  34,545
Gross margin                                                              20,303                  15,995
Net income (loss) from operations                                          9,740                   5,432
Income (loss) before provision for income taxes                            9,524                   5,216
Provision for income taxes                                                   476                      --
Net income (loss)                                                      $   9,048                $  5,216
Earnings per share:
              Basic                                                    $    0.16                $   0.09
              Diluted                                                  $    0.15                $   0.08


                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 March 31, 2004
                                                                     -----------------------------------
                                                                     As Previously
                                                                        Reported             As Restated
                                                                     -------------           -----------
Accounts receivable, net                                               $  24,052               $  20,533
Total current assets                                                      75,395                  71,876
Total assets                                                             153,854                 150,535
Accrued expenses and deferred revenues                                    13,620                  13,933
Total current liabilities                                                 55,329                  55,642
Total liabilities                                                         66,713                  67,026
Accumulated deficit                                                      (95,501)                (99,333)
Total stockholders' equity                                                87,141                  83,309
Total liabilities and stockholders' equity                               153,854                 150,335


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                      ----------------------------------
                                                                      As Previously
                                                                        Reported             As Restated
                                                                      -------------          -----------
Cash flows from operating activities:
     Net income (loss)                                                 $   9,048               $   5,216
Change in assets and liabilities:
    Accounts receivable                                                  (14,167)                (10,648)
    Other liabilities                                                      2,764                   3,077


WE HAVE RECLASSIFIED PATENT LITIGATION EXPENSE FROM RESEARCH AND DEVELOPMENT EXPENSE FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

To the extent any statements made in this report contain information that is not historical, these statements are forward-looking in nature and express the beliefs, expectations or opinions of management. For example, words such as "may," "will," "should," "estimates," "predicts" "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are based on current expectations and involve a number of known and unknown risks and uncertainties that could cause IMPAX's future results, performance, or achievements to differ significantly from the results, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, IMPAX's ability to obtain sufficient capital to fund its operations, the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, IMPAX's ability to successfully develop, test and commercialize pharmaceutical products, IMPAX's limited manufacturing capability may require it to build additional capacity, IMPAX's ability to develop an effective sales organization to market and sell future brand name products, IMPAX's reliance on key strategic alliances, the uncertainty of patent litigation, the availability of raw materials, the regulatory environment, decreases in healthcare reimbursements could limit IMPAX's ability to sell products or decrease its revenues, dependence on patent and other protection for innovative products, exposure to product liability claims, fluctuations in operating results, terrorist attacks, the location of its Corporate Headquarters in an earthquake zone, future dilution in ownership as a result of terms of outstanding and future issuances of securities, the volatility of IMPAX's stock price, control of IMPAX is concentrated in its directors and executive officers who own approximately 28% of its stock, and other risks detailed from time to time in IMPAX's filings with the Securities and Exchange Commission. Forward-looking statements speak only as to the date on which they are made, and IMPAX undertakes no obligation to update publicly or revise any forward-looking statement, regardless of whether new information becomes available, future developments occur, or otherwise.

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed financial statements for the three month period ended March 31, 2004 as described in Note 11 to the condensed financial statements.

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

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. As of March 31, 2004, the Company markets thirty-three generic pharmaceuticals, which represent dosage variations of fourteen different pharmaceutical compounds, and have seventeen applications pending at the FDA, including five tentatively approved, that address approximately $5.4 billion in U.S. product sales for the twelve months ended February 29, 2004, according to NDCHealth. Thirteen of these pending filings were made under Paragraph IV of the Hatch-Waxman Amendments. We have approximately twenty-seven other products in various stages of development for which applications have not yet been filed. These products are generic versions of pharmaceutical products that had U.S. sales of approximately $14.5 billion for the twelve months ended February 29, 2004, according to NDCHealth.

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

In June 2001, the Company entered into a Strategic Alliance Agreement with a subsidiary of Teva for twelve controlled-release generic pharmaceutical products. The agreement granted Teva exclusive U.S. prescription marketing rights for these products for a period of ten years from the date of Teva's first sale of the products. Under the terms of this agreement, Teva has sole and exclusive right to determine all terms and conditions of sale to its customers, including pricing discounts, allowances, price adjustments, returns and rebates.

Revenues from product sales for these products under our strategic alliance are recognized at the time title and risk of loss transfers to Teva's customers. During the three months ended March 31, 2004, the Company commenced shipping its Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets. Teva ships the Bupropion products to its customers and reports the results on a monthly basis. Teva provides to IMPAX a financial report detailing its gross sales less applicable chargebacks, rebates and other credits to arrive at net sales, cost of sales information and gross margins for the Bupropion products. The Company is endeavoring to take steps under the Strategic Alliance Agreement to ensure that all such adjustments granted by its strategic partner in the future are reported to the Company on a timely basis. These steps include, but are not limited to, regular discussions with Teva management regarding their monthly financial reports to IMPAX on our products marketed by Teva via monthly teleconferences and quarterly meetings. These discussions will cover all the areas of revenue recognition for these products, including but not limited to, sales credits, product returns and internal controls over Teva's financial reporting to IMPAX. Our procedures will include a review of applicable documentation for IMPAX revenue sharing. The Audit Committee of the Company's Board of Directors may take additional steps as deemed necessary. Under the terms of the contract, the Company has the option to perform an annual audit with our strategic partner. The information on the financial report is used by IMPAX to record its monthly revenue for the Bupropion 100 mg and 150 mg products. Effective with the three months ended March 31, 2004, we began estimating returns for prescription products marketed by our strategic partners, such as Teva, called "Rx Partners," based on our internal returns analysis and historical industry statistics. Additionally, the amount of revenue that IMPAX earns is based on a reimbursement of manufacturing costs plus a fixed gross margin percentage.

Under the July 2003 Exclusivity Transfer Agreement with Andrx and Teva pertaining to the Bupropion Hydrochloride products, Andrx is entitled to certain payments for the sales of the 150 mg strength for a 180-day period from the product launch date. These payments are made directly by Teva to Andrx.

RESULTS OF OPERATIONS

Except for the three months ended March 31, 2004, we have incurred net losses in each quarter since our inception. We had an accumulated deficit of $99,333,000 at March 31, 2004.


THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

OVERVIEW

The net income for the three months ended March 31, 2004, was $5,216,000 as compared to a net loss of $3,213,000 for the three months ended March 31, 2003.

REVENUES

Revenues for the first quarter of 2004 were a record $34,545,000, up more than 202% compared with revenues of $11,425,000 in the prior year's first quarter. The year-over-year increase for the first quarter was primarily due to shipments of our generic versions of Wellbutrin(R) SR (Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, both of which were approved by the FDA during the quarter and represented approximately 57% of total revenues. During the quarter, upon approval from the FDA, we also commenced shipments of Demeclocycline Hydrochloride (Declomycin(R)) 150 mg and 300 mg Tablets.

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

                                                                                         2004                  2003
                                                                                         ----                  ----
         Product sales                                                                $ 38,033              $   14,153
         Less:
            Rebates                                                                     (1,120)                 (1,062)
            Chargebacks                                                                 (2,148)                 (1,314)
            Product return reserve                                                      (2,570)                   (132)
            Other credits                                                                 (681)                   (579)
                                                                                      --------               ---------
                 Net sales                                                              31,514                  11,066
         Revenue from reversal of refundable deposit from Teva                           2,500                      -
         Other Revenues                                                                    531                     359
                                                                                      --------               ---------
         Total Revenues                                                               $ 34,545               $  11,425
                                                                                      ========               =========

The rebates, chargebacks, returns and other credits decreased for the three months ended March 31, 2004 to approximately 17% of product sales as compared to approximately 22% for the comparable period in 2003. This decrease was due to Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets and sales of Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets which are exempt from rebates, chargebacks and other credits as per the agreements with Schering-Plough, Wyeth, and Novartis. The increase in the reserve for sales returns was primarily due to returns for LIPRAM products, and products marketed by Rx Partners.

COST OF SALES

The cost of sales for the three months ended March 31, 2004, was $18,550,000 as compared to $8,147,000 for the same period in 2003. The overall increase in cost of sales was primarily due to the increase in cost of materials as a result of increased product sales, primarily from Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets.

GROSS MARGIN

Gross margin for the three months ended March 31, 2004 was $15,995,000 as compared to $3,278,000 for the same period in 2003. The gross margin improvement was primarily due to higher net product sales, such as Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets and Demeclocycline Hydrochloride 150 and 300 mg Tablets and higher revenue from strategic alliances, which include amortization of deferred revenue for up-front and milestone payments of $531,000, as compared to $359,000 in 2003. In addition, $2,500,000 of other revenues represented the reversal of a portion of the refundable deposit from Teva under the strategic alliance agreement for its exercise of the exclusivity option for certain products.

RESEARCH AND DEVELOPMENT EXPENSES

The research and development expenses for the three months ended March 31, 2004 were $4,884,000 less reimbursements of $11,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. under the Strategic Alliance Agreement signed in June 2001, as compared to $3,547,000 less reimbursements of $132,000 for the same period in 2003. The higher research and development expenditures in 2004 as compared to 2003 were attributable to higher legal expenses related to higher personnel costs, Active Pharmaceutical Ingredient (API) costs, clinical studies, and new product introduction costs.

PATENT LITIGATION EXPENSES

The patent litigation expenses for the three months were $1,620,000 as compared to $208,000 for the prior period in 2003. The year-to-year increase for the three months was primarily due to ongoing Paragraph IV litigation related to our ANDAs for Omeprazole Capsules, Fenofibrate Tablets and Fexofenadine and Pseudoephedrine Tablets.

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

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2004 was $272,000 as compared to $231,000 for the same period in 2003. The interest expense for 2004 relates primarily to the two Cathay Bank loans, and the revolving credit facility and term loan agreement with Wachovia Bank N.A. The following table summarizes the activity for the three months ended March 31, 2004 and 2003:

                                                   2004               2003
              (in $000s)                          ------             ------
              Interest expense                    $  272             $  231
                                                  ------             ------
                   Total interest expense         $  272             $  231
                                                  ======             ======
INCOME TAXES

On a quarterly basis, the Company evaluates its projected full year taxable income and related book-to-tax timing difference and the use of NOL carryforwards. The Company estimates that it is not subject to current year income taxes. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstance that may cause a change in our judgment about the realizability of our deferred tax assets. At December 31, 2003, the Company had a net operating loss carryforward totaling approximately $94,600,000, which expires from 2009 through 2023.

NET INCOME

The net income for the three months ended March 31, 2004, was $5,216,000 as compared to a net loss of $3,213,000 for the same period in 2003. The net income for the three months ended March 31, 2004 was due primarily to the introduction of the Bupropion 100 mg and 150 mg products marketed by Teva, and Demeclocycline Hydrochloride 150 and 300 mg. Tablets. In addition, the other revenues of $3,031,000 contributed to the profitability for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had $19,491,000 in cash and cash equivalents. Only $200,000 of the account balances are insured by the Federal Depository Insurance Company (FDIC). The balance of the Company's cash equivalents are held in U.S. Treasury securities, which are not insured by the FDIC.

We generated cash in excess of our working capital requirements for the three months ended March 31, 2004. Our cash flows provided by operations were a positive amount of $4,982,000, as compared to a negative amount of $871,000 in the prior year. This increase was primarily related to the change, year-over-year, in net income, partially offset by increases in working capital account balances. In addition, the remaining balance of the refundable deposit was satisfied by issuing 160,751 shares of common stock to Teva and by Teva's exercise of the exclusivity option for certain products. As of March 31, 2004, to our knowledge, Teva owns 2,511,752 shares of IMPAX common stock, or approximately 4.3% of the outstanding stock.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amendment of FASB Statement No. 123." This statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within the Company's Significant Accounting Policies footnote. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions and has included this information in Note 1 to the Company's financial statements.

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

In February 2004, the FASB issued revised FSP pertaining to FIN 46(R). The revised FSPs replace certain previously issued FIN 46 FSP for entities to which FIN 46(R) is applicable. This revision to FIN 46 did not have a material impact on the Company's financial condition or results of operation.

In February 2004, the FASB revised SFAS 133, Accounting for Derivative Instruments and Hedging Activities for Implementation issue E2L, A1J, and C6. The revisions to SFAS 133 did not have a material impact on the Company's financial condition or results of operation.

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

In January 2004, the FASB issued FASB Staff Position FAS 106-1 to provide temporary guidance concerning the Medicare Prescription Drug Improvement and Modernization Act of 2003. The provisions of this pronouncement did not have a material impact on the Company's financial condition or results of operations.


MAJOR OPERATIONAL HIGHLIGHT FOR THE THREE MONTHS ENDED MARCH 31, 2004

o On January 28, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted final approval to the Company's Abbreviated New Drug Application (ANDA) for its generic version of Wellbutrin(R) SR (Bupropion Hydrochloride) 100 mg Controlled Release Tablets and has granted tentative approval to the Company's generic version of Wellbutrin SR 150 mg Controlled Release Tablets. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. According to NDCHealth, U.S. sales of these dosage forms of Wellbutrin SR Tablets were approximately $1.4 billion in the twelve months ended February 29, 2004.

o On January 29, 2004, IMPAX Laboratories, Inc. announced that the Court of Appeals for the Federal Circuit in Washington, D.C. upheld a lower court decision that ruled against certain claims by GlaxoSmithKline in regards to the Company's Abbreviated New Drug Applications (ANDAs) for Wellbutrin SR(R) (Bupropion Hydrochloride) 100 mg and 150 mg and for Zyban(R) (Bupropion Hydrochloride) 150 mg. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression and Zyban for smoking cessation.

o On February 27, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted tentative approval to the Company's Abbreviated New Drug Application for its generic version of Allegra(R)-D (Fexofenadine Hydrochloride and Pseudoephedrine Hydrochloride 60mg/120mg) Extended Release Tablets. Aventis Pharmaceuticals markets Allegra-D for the treatment of the symptoms associated with seasonal allergic rhinitis. According to NDCHealth, U.S. sales of Allegra-D were approximately $452 million in the twelve months ended February 29, 2004.

o On March 5, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted final approval to the Company's Abbreviated New Drug Application for a generic version of Claritin(R)-D 24-Hour (Loratadine and Pseudoephedrine Sulfate, 10mg/240mg) Extended Release Tablets. Schering-Plough Corporation markets Claritin-D 24-Hour as an over-the-counter (OTC) drug for the relief of symptoms of seasonal allergic rhinitis (hay fever). According to NDCHealth, U.S. sales of Claritin-D 24-Hour were $21 million for the twelve months ended February 29, 2004. The Company is working with its marketing partner toward the commercial launch of this product.

o On March 8, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted tentative approval to the Company's Abbreviated New Drug Application (ANDA) for its generic version of Tricor(R) (Fenofibrate) Tablets. Tricor Tablets are marketed by Abbott Laboratories, Inc. to assist patients in managing their cholesterol levels. The drug is indicated for use in reducing elevated LDL cholesterol, total cholesterol, triglycerides and Apo B and increasing HDL cholesterol in patients with primary hypercholesterolemia or mixed lipidemia. The drug has also been approved as adjunctive therapy for the treatment of hypertriglyceridemia, a disorder characterized by elevated levels of very low density lipoprotein (VLDL) in the plasma. According to NDCHealth, U.S. sales of Tricor Tablets were approximately $620 million for the twelve months ended February 29, 2004.

o On March 22, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted final marketing approval to the Company's Abbreviated New Drug Application (ANDA) for its generic version of Wellbutrin(R) SR (Bupropion Hydrochloride) 150 mg Controlled Release Tablets. The FDA had previously granted final approval for the Company's application for the 100 mg strength. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. Both products were shipped to our marketing partner, Teva.

o On March 23, 2004, IMPAX Laboratories, Inc. announced that the U.S. Food and Drug Administration (FDA) has granted final marketing approval to the Company's Abbreviated New Drug Application (ANDA) for its generic version of Declomycin(R) (Demeclocycline Hydrochloride) 150 and 300 mg. Tablets. ESP Pharma markets Declomycin for the treatment of various infections. According to NDCHealth, U.S. sales of Declomycin were approximately $24 million for the twelve months ended February 29, 2004. IMPAX's Global Pharmaceuticals division began marketing the product immediately.

o On March 30, 2004, IMPAX Laboratories, Inc. announced the pricing of its private offering of $95 million aggregate principal amount of 1.250% convertible senior subordinated debentures due 2024, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. (For additional details, please see Note 2.)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash and cash equivalents includes U.S. government and short term commercial paper stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal while, at the same time, maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, and short-term commercial paper. One hundred percent of the Company's portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at March 31, 2004. The Company's debt instruments at March 31, 2004, are subject to fixed and variable interest rates and principal payments. We believe that the fair value of our fixed and variable rate long-term debt approximates their carrying value of approximately $16.6 million at March 31, 2004. While changes in market interest rates may affect the fair value of our fixed and variable rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

We have no interest rate or derivative financial instruments nor material foreign exchange risks. We are also not party to any off-balance-sheet arrangements, other than operating leases.

ITEM 4.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this report. Based on this evaluation, including consideration of the restatement discussed below, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission's rules and forms.

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

Subsequent to issuance of the condensed financial statements for the quarter ended March 31, 2004, the Company restated its condensed financial statements as described in Note 11. The Company determined that a material weakness existed in its internal controls. The Company is endeavoring to take steps to correct the deficiency that gave rise to this restatement. These steps include, but are not limited to, regular discussions with Teva management regarding their monthly financial reports to IMPAX on our products marketed by Teva via monthly teleconferences and quarterly meetings. These discussions will cover all the areas of revenue recognition for these products, including but not limited to, sales credits, product returns and internal controls over Teva's financial reporting to IMPAX. Our procedures will include a review of applicable documentation for IMPAX revenue sharing. The Audit Committee of the Company's Board of Directors may take additional steps as deemed necessary. The Company is endeavoring to take steps under the Strategic Alliance Agreement to ensure that all such adjustments granted by its strategic partner in the future are reported to the Company on a timely basis. Under the contract terms, the Company has the option to perform an annual audit with our strategic partner. The Company has disclosed and discussed this with its Audit Committee. For more information concerning the restatement, see Note 11 in the Notes to Financial Statements contained in the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004.

PART II  - OTHER INFORMATION

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

In December 2003, the trial court entered a new scheduling order governing pre-trial proceedings relating to the Second Wave Defendants, including IMPAX. The schedule for completion of the litigation in the Second Wave, including AstraZeneca's litigation against IMPAX, now provides that all fact discovery (with certain exceptions) is complete. AstraZeneca's expert reports on issues as to which it bears the burden of proof, including issues of alleged infringement, were produced on February 17, 2004. IMPAX's responsive expert reports will be completed by July 12, 2004. Any rebuttal reports by AstraZeneca will be required to be produced by August 6, 2004. The parties have not submitted their joint schedule for expert depositions to the Special Master and the Special Master has not issued an order regarding expert depositions. Depositions of the parties' experts are expected to occur thereafter and to be completed by mid-December 2004. Motions for Summary Judgment and responses must be filed and fully briefed by November 18, 2004. Given the delays which have thus far occurred in the litigation and the number of experts already designated by the parties, it is uncertain whether the expert depositions can be completed in the time allotted by the present schedule.

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

PURDUE PHARMA L.P. ET AL. V IMPAX: THE OXYCODONE CASES

On April 11, 2002, Purdue Pharma and related companies filed a complaint in the U.S. District Court for the Southern District of New York alleging that IMPAX's submission of ANDA No. 76-318 for 80 mg OxyContin Tablets infringes three patents owned by Purdue. The Purdue patents are U.S. Patent Nos. 4,861,598, 4,970,075 and 5,266,331; all directed to controlled release opioid formulations. On September 19, 2002, Purdue filed a second Infringement Complaint regarding IMPAX's 40 mg OxyContin generic product. On October 9, 2002, Purdue filed a third Infringement Complaint regarding IMPAX's 10 mg and 20 mg OxyContin generic products. IMPAX filed its answer and counterclaims in each case on October 3, 2003. On November 25, 2003, Purdue submitted their reply to our counterclaims. Purdue is seeking, among other things, a court order preventing IMPAX from manufacturing, using or selling any drug product that infringes the subject Purdue patents. IMPAX had disputed jurisdiction of the New York courts and brought an action for a Declaratory Judgment of Patent Invalidity in Delaware. The New York court denied IMPAX's Motion to Dismiss and the Delaware action was dismissed.

Purdue previously sued Boehringer Ingelheim/Roxane, Endo and Teva on the same patents. One or more of these defendants may resolve the invalidity issues surrounding the Purdue patents prior to IMPAX's case goes to trial. The Boehringer Ingelheim/Roxane suit is stayed. The Endo action was tried in June 2003 and post trial briefs have been filed. In January 2004, the judge in the Endo action ruled that the three patents in suit, the same patents that Purdue had asserted against IMPAX, are unenforceable because they were inequitably procured and enjoined their enforcement. There can be no assurances that such ruling will not be challenged or, if sustained upon challenge, that the rulings in IMPAX's cases will be consistent with such rulings.

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

In September 2003, Abbott and Fournier filed a third action against IMPAX in the U.S. District Court in Wilmington, Delaware, claiming that IMPAX's submission of its ANDA for 54 mg and 160 mg Fenofibrate Tablets constitutes infringement of a third patent recently issued to Fournier and exclusively licensed to Abbott. This action was also consolidated with the two previously consolidated actions in December 2003. In January 2004, Abbott and Fournier filed a fourth action relating to IMPAX's 54 mg and 160 mg Fenofibrate Tablets based upon a claim of infringement of a fourth patent. All four cases were consolidated in March 2004. Discovery in the consolidated cases closes in June 2004 and the trial is currently set for June 2005. IMPAX has responded to all four complaints by asserting that its proposed generic Fenofibrate Tablet products do not infringe the patents-in-suit and by asserting that the patents-in-suit are invalid.

All four actions seek an injunction preventing IMPAX from marketing its Fenofibrate Tablet products until the expiration of the patents (January 9, 2018) and an award of damages for any commercial manufacture, use, or sale of IMPAX's Fenofibrate Tablet product, together with costs and attorney fees.

SOLVAY PHARMACEUTICALS V. IMPAX:  THE CREON CASE

On April 11, 2003, Solvay Pharmaceuticals, Inc., manufacturer of the Creon line pancreatic enzyme products, brought suit against IMPAX in the U.S. District Court for the District of Minnesota claiming that IMPAX has engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the Company's marketing and sale of its Lipram products. The suit seeks actual and consequential damages, including treble damages, attorneys' fees, injunctive relief and declaratory judgments that would prohibit the substitution of Lipram for prescriptions of Creon. On June 6, 2003, IMPAX filed a Motion for Dismissal of Plaintiff's Complaint, which seeks to dismiss each count of Solvay's complaint. Oral argument on that Motion was heard on November 7, 2003. On January 9, 2004, the U.S. District Court issued a ruling on IMPAX's Motion for Dismissal, dismissing two of the counts set forth in the Complaint, including the count which sought a declaratory judgment that Lipram may not lawfully be substituted for prescriptions of Creon. On January 26, 2004, IMPAX filed its Answer to the Complaint and Counterclaim alleging that Solvay wrongfully interfered with IMPAX's business relationships. On February 17, 2004, Solvay filed its Reply to IMPAX's Counterclaim. On February 24, 2004, the Rule 16 Scheduling Conference was held and, on February 25, 2004, the Court issued a Scheduling Order setting the deadline for discovery on January 14, 2005, and a trial date for July 1, 2005. Fact discovery is currently ongoing in this case. IMPAX believes it has defenses to Solvay's allegations and intends to pursue these defenses vigorously.

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

OTHER LITIGATION

STATE OF CALIFORNIA V. IMPAX

On August 7, 2003, IMPAX received an Accusation from the Department of Justice, Bureau of Narcotic Enforcement, State of California ("BNE"), alleging that IMPAX failed to maintain adequate controls to safeguard precursors from theft or loss regarding our pseudoephedrine product in January 2003. IMPAX contested the allegations in the Accusation and entered into discussions with the State of California, Department of Justice, to bring resolution to this matter. IMPAX has implemented a number of remedial measures aimed at improving the security and accountability of precursor substances used by IMPAX and regulated by the California Department of Justice, Bureau of Narcotic Enforcement. In March 2004, following a theft of pseudoephedrine from IMPAX's facilities, the BNE filed an Amended Accusation, again alleging that IMPAX failed to maintain adequate controls to safeguard precursors from theft or loss regarding our pseudoephedrine product. IMPAX is continuing its discussions with the State of California, Department of Justice, and hopes to resolve this matter without the need for a formal hearing.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

1.250% CONVERTIBLE SENIOR SUBORDINATED DEBENTURES

On April 5, 2004, the Company issued and sold $95.0 million in aggregate principal amount of its 1.250% convertible senior subordinated debentures due 2024. The debentures were sold by the Company to Citigroup Global Markets Inc., Wachovia Capital Markets, LLC and First Albany Capital Inc., as initial purchasers, in a private placement exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). We have been advised by the initial purchasers that they have resold, and/or intend in the future to resell, the debentures to "qualified institutional buyers" (as defined in Rule 144A promulgated under the Securities Act) in transactions exempt from the registration requirements of the Securities Act in reliance on Rule 144A.

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

The debentures are the Company's unsecured obligations and are subordinated in right of payment to all of the Company's existing and future senior indebtedness. On April 1, 2009, April 1, 2014, and April 1, 2019, and under certain circumstances, holders of the debentures will have the right to require us to repurchase all or any part of their debentures at a repurchase price equal to 100% of the principal amount of the debentures, plus accrued and unpaid interest and liquidated damages, if any, to, but excluding the repurchase date.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

                  o   4.1  - Registration Rights Agreement between Impax
                             Laboratories, Inc., as Issuer, and Citigroup Global Markets Inc., as representative of the Initial Purchasers, dated as of April 5, 2004.

                  o   4.2  - Indenture, between Impax Laboratories, Inc. and
                             Wachovia Bank, National Association, as Trustee, dated as of April 5, 2004.

                  o   10.1 - Purchase Agreement between Impax Laboratories,
                             Inc., Citigroup Global Markets, Inc., Wachovia Capital Markets, LLC and First Albany Capital Inc. (the "Initial Purchasers") dated March 30, 2004.

                  o   31.1 - Certification of Chief Executive Officer pursuant
                             to Section 302 of the Sarbanes-Oxley Act of 2002.

                  o   31.2 - Certification of Chief Financial Officer pursuant
                             to Section 302 of the Sarbanes-Oxley Act of 2002.

                  o   32.1 - Certifications pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002.

     (b)    Reports

                  o On January 6, 2004, the Company filed a report on Form 8-K (Item 9) announcing that Chairman Charles Hsiao, Ph.D., will be leading a new venture: Impax Technologies. Dr. Hsiao is relinquishing his position of Co-CEO but will remain as Chairman. Barry R. Edwards has been elected as sole Chief Executive Officer effective January 1, 2004.

                  o On January 28, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the U.S. Food and Drug Administration (FDA) has granted final approval to the Company's ANDA for its generic version of Wellbutrin SR 100 mg Controlled Release Tablets.

                  o On January 29, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the Court of Appeals for the Federal Circuit in Washington, D.C. upheld a lower court decision that ruled against certain claims by GlaxoSmithKline in regards to the Company's ANDAs for Wellbutrin SR 100 mg and 150 mg, and for Zyban 150 mg.

                  o On February 17, 2004, the Company filed a report on Form 8-K (Items 9 and 12) announcing earnings for the quarter and the year ended December 31, 2003.

                  o On March 5, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final approval to the Company's ANDA for its generic version of Claritin(R)-D 24-Hour Extended Release Tablets.

                  o On March 22, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final marketing approval to the Company's ANDA for its generic version of Wellbutrin(R) SR 150 mg Controlled Release Tablets.

                  o On March 23, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final marketing approval to the Company's ANDA for its generic version of Declomycin(R) 150 and 300 mg Tablets.

                  o On March 30, 2004, the Company filed a report on Form 8-K (Item 9) announcing its intention to offer in a private placement, subject to market and other conditions, $75 million aggregate principal amount of convertible senior subordinated debentures, due 2024, to qualified institutional buyers pursuant to Rule 144A under the SEC Act of 1933, as amended. In addition, the Company granted initial purchasers an option to purchase up to an additional $11,250,000 of the debentures.

                  o On March 31, 2004, the Company filed a report on Form 8-K (Item 9) announcing the pricing of its private offering of $82 million aggregate principal amount of 1.250% convertible senior subordinated debentures due 2024.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



IMPAX LABORATORIES, INC.



By:         /s/   BARRY R. EDWARDS                       November      , 2004
               --------------------------------          --------------------
                      Chief Executive Officer
                  (Principal Executive Officer)



By:         /s/ CORNEL C. SPIEGLER                       November      , 2004
               --------------------------------          --------------------
                     Chief Financial Officer
        (Principal Financial and Accounting Officer)