Form 10-Q
period 2004-09-30
IMPAX LABORATORIES INC
filed 2004-11-16
CIK 1003642

                  United States Securities and Exchange Commission
                             Washington, D.C. 20549



                                    FORM 10-Q



       (Mark One)

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ---------------------------

                                       OR


               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________



                         Commission file number 0-27354

                            Impax Laboratories, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                     Delaware                                  65-0403311
          -------------------------------                  -------------------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)



                   30831 Huntwood Avenue - Hayward, California       94544
                   -----------------------------------------------------------
                    (Address of principal executive offices)       (Zip code)

        Registrant's telephone number including area code (510) 476-2000
                                                         ---------------------

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



The number of shares outstanding of the registrant's common stock as of

October 31, 2004 was approximately 58,484,718.
----------------                   -----------

                                                   IMPAX LABORATORIES, INC.

                                                      INDEX TO FORM 10-Q

                                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004



                                                 PART I. FINANCIAL INFORMATION


                                                                                                                         PAGE
                                                                                                                         ----
Item 1.  Financial Statements:

         Condensed Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited) ......................         1

         Condensed Statements of Income for the Three Months and Nine Months
               Ended September 30, 2004 and 2003 (unaudited) ......................................................         2

         Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003(unaudited).......         3

         Notes to Financial Statements (unaudited) ................................................................         4

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations....................        13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................        26

Item 4.  Controls and Procedures...................................................................................        26


                                           PART II. OTHER INFORMATION AND SIGNATURES


Item 1.  Legal Proceedings.........................................................................................        27

Item 6.  Exhibits..................................................................................................        32

Signatures     ....................................................................................................        34

Certifications ....................................................................................................        35

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                                    IMPAX LABORATORIES, INC.
                                                    CONDENSED BALANCE SHEETS
                                                           (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                                     2004               2003
                                                                                                   --------           ---------
ASSETS

Current assets:
                  Cash and cash equivalents                                                        $ 44,782           $  15,505
                  Short term investments                                                             44,821                  --
                  Accounts receivable, net                                                           19,730               9,885
                  Inventory                                                                          38,232              28,479
                  Prepaid expenses and other assets                                                   2,735               1,427
                                                                                                   --------           ---------
                                       Total current assets                                         150,300              55,296
Restricted cash                                                                                           -              10,000
Property, plant and equipment, net                                                                   43,849              38,132
Investments and other assets                                                                          3,673               1,325
Goodwill, net                                                                                        27,574              27,574
Intangibles, net                                                                                         91                 379
                                                                                                   --------           ---------
                                       Total assets                                                $225,487           $ 132,706
                                                                                                   ========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                  Current portion of long-term debt                                                $    912           $   1,068
                  Accounts payable                                                                   12,641              22,783
                  Revolving line of credit                                                            5,000               7,642
                  Accrued expenses and deferred revenues                                             15,336              10,872
                                                                                                   --------           ---------
                                       Total current liabilities                                     33,889              42,365
Convertible senior subordinated debentures                                                           95,000                  --
Refundable deposit from Teva                                                                             --               5,000
Long term debt                                                                                        7,284               8,854
Deferred revenues and other liabilities                                                               2,978               2,879
                                                                                                   --------           ---------
                                       Total liabilities                                            139,151              59,098
                                                                                                   --------           ---------

Commitments and Contingencies
Mandatorily  redeemable convertible Preferred Stock: Series 2 mandatory redeemable convertible Preferred Stock, $0.01 par value 0 shares outstanding at September 30, 2004, and 75,000 shares outstanding at
             December 31, 2003,
             redeemable at $100 per share                                                                 0               7,500
                                                                                                   --------           ---------

Stockholders' equity:
         Common stock, $0.01 par value, 90,000,000 shares authorized and
             58,478,671 and 55,307,136 shares issued and outstanding
             at September 30, 2004, and December 31, 2003, respectively                                 585                 553
         Additional paid-in capital                                                                 184,028             170,104
         Accumulated deficit                                                                        (98,277)           (104,549)
                                                                                                   --------           ---------
                                       Total stockholders' equity                                    86,336              66,108
                                                                                                   --------           ---------
                                       Total liabilities and stockholders' equity                  $225,487           $ 132,706
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

                                                     IMPAX LABORATORIES, INC.
                                                  CONDENSED STATEMENTS OF INCOME
                                                           (UNAUDITED)
                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                           September 30,
                                                        ------------------------------           -------------------------------

                                                            2004              2003                   2004               2003
                                                        -----------        -----------           -----------         -----------
Net sales                                               $    30,261        $    15,908           $    91,798         $    40,434

Revenue from reversal of
   refundable deposit from Teva                                  --                 --                 2,500                  --

Other revenues                                                  443                589                 1,515               1,555
                                                        -----------        -----------           -----------         -----------

Total revenues                                               30,704             16,497                95,813              41,989
                                                        -----------        -----------           -----------         -----------

Cost of sales                                                17,592             12,976                54,679              30,444
                                                        -----------        -----------           -----------         -----------

Gross margin                                                 13,112              3,521                41,134              11,545

Research and development                                      4,942              3,358                15,266              10,463

Reimbursements from Teva                                       (217)               (93)                 (306)               (247)
                                                        -----------        -----------           -----------         -----------

Research and development, net                                 4,725              3,265                14,960              10,216

Patent litigation expenses                                    3,299                845                 7,146               1,842

Selling expenses                                                908                546                 2,345               1,552

General and administrative expenses                           3,289              2,321                 9,757               6,526

Other operating income (expense), net                             4                  4                    15                  25
                                                        -----------        -----------           -----------         -----------

Net income (loss) from operations                               895             (3,452)                6,941              (8,566)

Interest income                                                 387                 87                   714                 199

Interest expense                                               (547)              (243)               (1,383)               (738)
                                                        -----------        -----------           -----------         -----------

Net income (loss) before provision for income taxes     $       735        $    (3,608)          $     6,272         $    (9,105)
                                                        -----------        -----------           -----------         -----------

Provision for income taxes                                       --                 --                    --                  --
                                                        -----------        -----------           -----------         -----------

Net income (loss)                                       $       735        $    (3,608)          $     6,272         $    (9,105)
                                                        ===========        ===========           ===========         ===========
Earnings (loss) per share:
              Basic                                     $      0.01        $     (0.07)          $      0.11         $     (0.18)
                                                        -----------        -----------           -----------         -----------
              Diluted                                   $      0.01        $     (0.07)          $      0.10         $     (0.18)
                                                        -----------        -----------           -----------         -----------

Weighted average common shares outstanding:
         Basic                                           58,469,272         52,610,356            57,855,637          50,382,455
                                                        ===========        ===========           ===========         ===========
         Diluted                                         62,137,376         52,610,356            61,352,899          50,382,455
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

                                                 IMPAX LABORATORIES, INC.
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                  (DOLLARS IN THOUSANDS)



                                                                                                 NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              ---------------------------
                                                                                                2004               2003
                                                                                              --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                         $  6,272           $ (9,105)
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
        Depreciation and amortization                                                            3,263              2,718
        Reversal of refundable deposit from Teva                                                (2,500)                --
        Non-cash compensation charge (options)                                                      87                437
        Change in assets and liabilities:
             Accounts receivable                                                                (9,845)            (1,375)
             Inventory                                                                          (9,753)            (9,385)
             Prepaid expenses and other assets                                                     (45)              (287)
             Accounts payable                                                                  (10,142)             8,035
             Other liabilities                                                                   4,562               (861)
                                                                                              --------           --------

                Net cash (used in) operating activities                                        (18,101)            (9,823)
                                                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short term investments                                                         (44,821)                --
    Purchases of property and equipment                                                         (8,692)            (3,063)
                                                                                              --------           --------
                Net cash (used in) by investing activities                                     (53,513)            (3,063)
                                                                                              --------           --------

CASH FLOWS FROM  FINANCING ACTIVITIES:
    Revolving line of credit borrowings (repayments)                                            (2,710)             1,196
    Additions to long-term debt                                                                     --                896
    Repayment of long-term debt                                                                 (1,656)              (674)
    Proceeds from convertible debentures                                                        95,000                 --
    Capitalized Financing Costs                                                                 (3,612)                --
    Reversal of Restricted Cash                                                                 10,000                 --
    Net proceeds from sale of common stock                                                          --             23,298
    Proceeds from issuance of common stock (upon exercise of
      stock options and warrants)                                                                3,869                433
                                                                                              --------           --------
                Net cash provided by financing activities                                      100,891             25,149
                                                                                              --------           --------

    Net increase in cash and cash equivalents                                                   29,277             12,263
                                                                                              --------           --------
    Cash and cash equivalents, beginning of the period                                        $ 15,505           $ 10,219
                                                                                              --------           --------
    Cash and cash equivalents, end of the quarter                                             $ 44,782           $ 22,482
                                                                                              ========           ========

    Cash paid for interest                                                                    $  1,383           $    447
                                                                                              ========           ========
    Cash paid for income taxes                                                                $     --           $     --
                                                                                              ========           ========




                        The accompanying notes are an integral part of these financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                NINE MONTHS ENDED
                    SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 1. These condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations expected for the year ending December 31, 2004.

Impax Laboratories, Inc. ("IMPAX," "we," "us," or "the Company") focuses on the development, manufacturing, and marketing of specialty pharmaceutical products utilizing formulation expertise and drug delivery technologies. As of September 30, 2004, the Company marketed thirty-three generic pharmaceuticals, which represent dosage variations of fourteen different pharmaceutical compounds, and has fourteen applications under review with the Food and Drug Administration
(FDA), including four tentatively approved. Nine of these pending filings were filed under Paragraph IV of the Hatch-Waxman Amendments. The Company has approximately twenty-five other products in various stages of development for which applications have not yet been filed.

The Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, established an abbreviated new drug application ("ANDA") procedure for obtaining FDA approval of generic versions of certain drugs. An ANDA is similar to a new drug application ("NDA") except that the FDA waives the requirement that the applicant conduct and submit to the FDA clinical studies to demonstrate the safety and effectiveness of the drug. Instead, for drugs that contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as drugs already approved for use in the United States, the FDA ordinarily only requires bioavailability data demonstrating that the generic formulation is bioequivalent to the previously approved reference listed drug, and indicating that the rate of absorption and the levels of concentration of the generic drug in the body do not show a significant difference from those of the previously approved reference listed drug product. According to information published by the FDA, the FDA currently takes approximately 18 to 20 months on average to approve an ANDA following the date of its first submission to the FDA.

Patent certification requirements for generic drugs could also result in significant delays in obtaining FDA approvals. First, where patents covering a reference listed drug are alleged to be invalid, unenforceable, or not infringed by an ANDA applicant, the holder or holders of the brand name drug patents may institute patent infringement litigation and obtain a stay of up to 30 months after approval of an ANDA, and for ANDAs of products whose patent information was listed before August 2003, potentially multiple 30 month stays. Second, the first company to submit an ANDA for a given drug, which the FDA accepts for filing, and which certifies that an unexpired patent covering the reference listed brand name drug is invalid, unenforceable, or will not be infringed by its product, can be awarded 180 days of market exclusivity following approval of its ANDA, during which the FDA may not approve any other ANDAs for that drug product.

Except for the nine months ended September 30, 2004 we have experienced operating losses in each quarter since our inception and our future profitability continues to be uncertain. We have also experienced negative cash flow from operations. As of September 30, 2004, our accumulated deficit was $98,277,000 and we had outstanding indebtedness in an aggregate principal amount of $108,196,000. To remain operational, we must, among other things:

      o  obtain FDA approvals for our products;
      o  prevail in the patent infringement litigation in which we are involved;
      o  successfully launch our new products; and
      o comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

We expect to incur significant operating expenses, particularly research and development and patent litigation, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures for the next twelve months ranging from $15 to $20 million, primarily in plant capacity expansion, will constitute a material use of our cash resources.

To date, the Company has primarily funded its research and development and other operating activities through equity, debt financings and strategic alliances.

CRITICAL ACCOUNTING POLICY RELATED TO REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin ("SAB") 101 issued by the SEC in December 1999. We recognize revenue from the sale of products when the shipment of products is received and accepted by the customer. Provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. In December 2003, SAB 104 was issued by the SEC. This bulletin clarifies portions of Topic 13 of the Staff Accounting Bulletin to be consistent with current accounting and auditing guidance and SEC rules and regulations. This bulletin also revises the accounting guidance contained in SAB 101 related to multiple element revenue arrangements of Emerging Issues Task Force (EITF) No. 00-21.

EITF No. 00-21 supplemented SAB 101 for accounting for multiple element arrangements. The Company has entered into several strategic alliances that involve the delivery of multiple products and services over an extended period of time. In multiple element arrangements, the Company must determine whether any or all of the elements of the arrangement can be separated from one another. If separation is possible, revenue is recognized for each deliverable when the revenue recognition criteria for the specific deliverable is achieved. If separation is not possible, revenue recognition is required to be spread over an extended period.

Under EITF No. 00-21, in an arrangement with multiple elements, the delivered item should be considered a separate unit of accounting if all of the following criteria are met:

        1) the delivered item has value to the customer on a standalone basis;
        2) there is objective and reliable evidence of the fair value of the undelivered item; and
        3) if the arrangement included a general right of return, whether delivery or performance of the undelivered item is considered probable.

The Company reviews all of the terms of its strategic alliances and follows the guidance from SAB 104 and EITF No. 00-21 for multiple element arrangements. Upfront and milestone payments from these strategic alliances are deferred and recognized over the life of the agreements as the Company fulfills its contractual obligation to manufacture and supply products during this period. In addition, in some agreements, the Company receives and records royalty revenue based on a percentage of the strategic partner's total sales to their customers of the products supplied by IMPAX.

In June 2001, the Company entered into a Strategic Alliance Agreement with a subsidiary of Teva for twelve controlled-release generic pharmaceutical products. The agreement granted Teva exclusive U.S. prescription marketing rights for these products for a period of ten years from the date of Teva's first sale of the products. Under the terms of this agreement, Teva has sole and exclusive right to determine all terms and conditions of sale to its customers, including pricing, discounts, allowances, price adjustments, returns and rebates.

Revenues from product sales for these products under our strategic alliance are recognized at the time title and risk of loss transfers to Teva's customers. Because the terms are FOB destination, title and risk of loss transfer to Teva customers upon their receipt. During the nine months ended September 30, 2004, the Company commenced shipping its Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets. The Company commenced shipping its Omeprazole 10 mg and 20 mg delayed release products during the 2004 third quarter. Teva ships the Bupropion and Omeprazole products to its customers and reports the results on a monthly basis. Teva provides to IMPAX a financial report detailing its gross sales less applicable chargebacks, rebates and other credits to arrive at net sales, cost of sales information and gross margins for the Bupropion and Omeprazole products. The information on the financial report is used by IMPAX to record its monthly revenue for the Bupropion and Omeprazole products. The Company is endeavoring to take steps under the Strategic Alliance Agreement to ensure that all such adjustments granted by its strategic partner in the future are reported to the Company on a timely basis. These steps include, but are not limited to, regular discussions with Teva management regarding their monthly financial reports to IMPAX on our products marketed by Teva via monthly teleconferences and quarterly meetings. These discussions will cover all the areas of revenue recognition for these products, including but not limited to, sales credits, product returns and internal controls over Teva's financial reporting to IMPAX. Our procedures will include a review of applicable documentation for IMPAX revenue sharing. The Audit Committee of the Company's Board of Directors may take additional steps as deemed necessary. Under the contract terms, the Company has the option to perform an annual audit with our strategic partner. We are also estimating returns for prescription products marketed by our strategic partners, such as Teva, called "Rx Partners," based on our internal returns analysis and historical industry statistics. The amount of revenue that IMPAX earns is based on reimbursements of manufacturing cost plus a fixed gross margin sharing percentage.

Under the July 2003 Exclusivity Transfer Agreement with Andrx and Teva pertaining to the Bupropion Hydrochloride products, Andrx is entitled to certain payments for the sales of the 150 mg strength for a six month period from the product launch date. These payments are made directly by Teva to Andrx.

EARNINGS PER SHARE (EPS)

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is based on the treasury stock method and is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding, assuming the exercise of all in-the-money stock options. A reconciliation of the numerators and denominators of basic and diluted earnings per share consisted of the following (in thousands, except share and per share amounts):

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                      September 30,
                                                     -----------------------------       -----------------------------

                                                         2004             2003              2004               2003
                                                     -----------       -----------       -----------       -----------
Numerator:
     Net income (loss)                               $       735       $    (3,608)      $     6,272       $    (9,105)
                                                     ===========       ===========       ===========       ===========
Denominator:
     Basic weighted average common shares
        outstanding                                   58,469,272        52,610,356        57,855,637        50,382,455
                                                     ===========       ===========       ===========       ===========
     Effect of dilutive options and warrants           3,668,104                --         3,497,262                --
                                                     -----------       -----------       -----------       -----------
     Fully diluted weighted average common
        shares outstanding                            62,137,376        52,610,356        61,352,899        50,382,455
                                                     ===========       ===========       ===========       ===========
Basic earnings per share                             $      0.01       $     (0.07)      $      0.11       $     (0.18)
                                                     ===========       ===========       ===========       ===========
Fully diluted earnings per share                     $      0.01       $     (0.07)      $      0.10       $     (0.18)
                                                     ===========       ===========       ===========       ===========

For the three months and nine months ended September 30, 2003, the Company had net losses. Only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share as inclusion of the potential common shares would be anti-dilutive. For the three months and nine months ended September 30, 2004, the Company had net income, and excluded from the computation of fully diluted earnings per share are outstanding common stock options and warrants with an exercise price greater than the average market price of the common shares for such periods. For the three and nine months ended September 30, 2004, the Company has excluded from the fully diluted earnings per share computation 1,441,338 common shares.

The effect of approximately 3.4 million shares related to the assumed conversion of the $95 million convertible senior subordinated debentures has been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004 as none of the conditions that would permit conversion have been satisfied.

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

Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's income and earnings per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                   September 30,
                                                   -------------------------         ----------------------
                                                    2004              2003            2004           2003
                                                   -------           -------         -------       --------
Net income (loss), as reported                     $   735           $(3,608)        $ 6,272       $ (9,105)
Add: Stock-based employee compensation
included in reported net income,
net of related tax effects                              --                --              87             --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                          (2,171)             (919)         (5,170)        (2,727)

Pro forma net income (loss)
                                                   $(1,436)          $(4,527)        $ 1,189       $(11,832)
Earnings per share:
         Basic - as reported                       $  0.01           $ (0.07)        $  0.11       $  (0.18)
         Basic - pro forma                         $ (0.02)          $ (0.07)        $  0.02       $  (0.18)

         Diluted - as reported                     $  0.01           $ (0.07)        $  0.10       $  (0.18)
         Diluted - pro forma                       $ (0.02)          $ (0.09)        $  0.02       $  (0.23)

The Company calculated the fair value of each option grant on the date of the grant using Black-Scholes pricing method with the following assumptions for the nine months ended September 30, 2004 and 2003: the dividend yield was 0% and 0%; the weighted average expected option term was five years; risk-free interest rate was 3.42% and 2.84%; and the stock volatility was 79% and 82%, respectively. The weighted average fair value of options for September 30, 2004 and 2003 was $13.37 and $3.63, respectively.

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

In September 2004, the FASB discussed EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The EITF has proposed that companies count the shares that could be issued upon conversion of securities like the Company's debentures when calculating fully diluted per share earnings. Had EITF 04-08 been effective as of September 30, 2004, inclusion of the 3,383,188 common stock shares from the convertible debentures would be anti-dilutive.

In connection with the offering of the debentures, we filed a shelf registration statement in June 2004 with the SEC covering resales of the debentures and of the common stock issuable upon conversion of the debentures. In September 2004, the Company filed an amended shelf registration statement with the SEC relating to the debentures. The registration statement was declared effective on Form S-3 on October 1, 2004.

NOTE 3. Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. On October 8, 2003, the FASB decided to defer FIN 46 until the first reporting period ending after December 15, 2003. The provisions of this Interpretation did not have a material impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued FIN No. 46(R), "Consolidation of Variable Interest Entities," clarifying the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation did not have a material impact on the Company's financial condition or results of operations.

In December 2003, the FASB revised SFAS 132, "Employers' Disclosure About Pensions and Other Post Retirement Benefits." This Statement does not change the measurement or recognition of those plans required by FASB No. 87, "Employers' Accounting for Pensions," and No. 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions." This Statement retains the disclosure requirements contained in FASB No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Plans." The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations. During the nine months ended September 30, 2004 and 2003, the Company's contributions to the 401-K Plan were $335,158 and $213,859, respectively.

In February 2004, the FASB issued revised FASB Staff Positions (FSP) pertaining to FIN 46(R). The revised FSPs replace certain previously issued FIN 46 FSP for entities to which FIN 46(R) is applicable. This revision to FIN 46 did not have a material impact on the Company's financial condition or results of operation.

In February 2004, the FASB revised SFAS 133, "Accounting for Derivative Instruments and Hedging Activities for Implementation Issue E2L, A1J, and C6." The revisions to SFAS 133 did not have a material impact on the Company's financial condition or results of operation.

In September 2004, the FASB discussed EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The EITF task force has proposed that companies count the shares that could be issued upon conversion of securities like the Company's debentures when calculating fully diluted per share earnings. This EITF is not yet effective. However, we disclosed in Note 2 the potential effect of this EITF on the Company's fully diluted EPS calculation.

NOTE 4. Our gross receivables and related deductions activity for the nine months ended September 30, 2004 and 2003, and the year ended December 31, 2003 was:

                                                                        Nine Months Ended         Year Ended
                                                                     -----------------------     ------------
                                                                  September 30,   September 30,  December 31,
           (in $000s)
                                                                       2004            2003          2003
                                                                     -------         -------       --------
          Gross accounts receivable                                  $26,545         $12,803       $ 17,091
          Less: Accrued rebates                                       (3,867)         (2,429)        (2,700)
          Less: Accrued chargebacks                                   (2,744)         (2,377)        (4,101)
          Less: Other deductions                                        (204)            (98)          (405)
                                                                     -------         -------       --------
          Net accounts receivable                                    $19,730         $ 7,899       $  9,885
                                                                     -------         -------       --------

Other deductions include allowance for disputable items, doubtful accounts, and cash discounts.

Net accounts receivable balance at September 30, 2004 includes $8,367,000 due from Teva as compared to zero dollars at December 31, 2003.

Chargebacks and Rebates Accrual activity for the nine months ended September 30, 2004 and 2003, and the year ended December 31, 2003 was:

                                             CHARGEBACKS ACCRUAL
                                             -------------------
                                                                        Nine Months Ended         Year Ended
                                                                     -----------------------     ------------
   (in $000s)                                                     September 30,   September 30,  December 31,

                                                                       2004           2003           2003
                                                                     -------         -------       --------
   Beginning Balance                                                 $ 4,101         $ 1,373       $  1,373
   Add: Provision related to sales made in current period              7,207           6,000         10,571
   Less: Credits issued during the current period                     (8,564)         (4,996)        (7,843)
                                                                     -------         -------       --------
   Ending Balance                                                    $ 2,744         $ 2,377       $  4,101
                                                                     -------         -------       --------

                                               REBATES ACCRUAL
                                               ---------------

                                                                        Nine Months Ended        Year Ended
                                                                     -----------------------     ------------
(in $000s)                                                        September 30,   September 30,  December 31,
                                                                       2004            2003          2003
                                                                     -------         -------       --------
Beginning Balance                                                    $ 2,700         $ 1,525       $  1,525
Add:  Provision related to sales made in current period                4,441           4,857          6,680
Less: Credits issued during the current period                        (3,274)         (3,953)        (5,505)
                                                                     -------         -------       --------
Ending Balance                                                       $ 3,867         $ 2,429       $  2,700
                                                                     -------         -------       --------


NOTE 5. Our inventory consists of the following:

                                                                                  September 30,  December 31,
   (in $000s)                                                                          2004          2003
                                                                                     -------       --------
Raw materials                                                                        $24,740       $  9,671
Work in process                                                                        4,219          5,303
Finished goods                                                                         9,273         13,505
                                                                                     -------       --------
                                                                                     $38,232       $ 28,479
                                                                                     =======       ========

IMPAX, as do most companies in the generic pharmaceutical industry, may build pre-launch inventories of certain ANDA-related products that have not yet received FDA approval and/or satisfactory resolution of patent infringement litigation when it believes that such action is appropriate to increase its commercial opportunity and if Company's management believes that the approval is pending in the near term. Because the ANDA is, in effect, a copy of the related brand drug, we believe that there are no issues regarding safety and efficacy of generic products. Pre-launch inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, which assumes a first-in, first-out (FIFO) flow of goods. Costs of unapproved products are similar to the approved products and include materials, labor, quality control, and production overhead. Typically, the selling price of a generic pharmaceutical product is a discount from the corresponding brand product selling price which is currently marketed. In all cases, the pre-launch products have inventory costs lower than their related net selling prices. If the market prices become lower than the historical product costs, then the pre-launch inventory value will be written down to market.

As of September 30, 2004, the Company's total inventory of $38,232,000 included $2,848,000 in inventories relating to products pending launch while IMPAX awaits receipt of FDA marketing approval and/or satisfactory resolution of patent infringement litigation, as follows:

                  (in $000s)                             APPROVED          UNAPPROVED               TOTAL
                                                         --------          ----------              -------
                  Raw materials                          $ 23,318          $    1,422              $24,740
                  Work in process                           2,793               1,426                4,219
                  Finished goods                            9,273                   0                9,273
                                                         --------          ----------              -------
                       TOTAL                             $ 35,384          $    2,848              $38,232
                                                         ========          ==========              =======

The major components of the unapproved inventory included approximately $1,741,000 of Methylphenidate and approximately $737,000 of Riluzole (raw materials only). The average remaining shelf life for Methylphenidate raw material lots approximate thirty-five months and the work-in-process is twenty-three months. The average remaining shelf life of Riluzole raw material lots is approximately twenty-seven months. The remaining unapproved raw material inventory includes products on which we expect approval in the next six months. Typically, a generic drug is easily substituted for the corresponding brand product and, once a generic product is approved, the pre-launch inventory is sold within the first three months. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, it will be written-off. Raw materials generally have a shelf life of approximately three to five years; finished products generally have a shelf life of approximately twenty-four months. To our knowledge, as of the date of this report, there are no manufacturing, marketing or labeling issues outstanding related to unapproved inventory.

Approved inventory in the table above includes approximately $2,121,000 of Oxycodone 80 mg tablets. The FDA has granted final approval to our ANDA for Oxycodone. The patent litigation for this product is still ongoing. See additional details in Part II, Item 1, Legal Proceedings for the current status of this case.

Unapproved inventory of Riluzole is approximately $737,000 and the patent litigation for this product is still ongoing. See additional details in Part II,
Item 1, Legal Proceedings for the current status of this case.

The Methylphenidate unapproved inventory is approximately $1,741,000 and does not have any open patent litigation issues outstanding; however, IMPAX has not received final FDA marketing approval.

When we believe that we are within approximately six months of receiving FDA approval, we begin to schedule process validation studies as required by the FDA to demonstrate the production process can be scaled up and reproduce commercial batches.

NOTE 6. Intangibles consist of the following:

                                                                           Estimated
   (in $000s)                                                             useful life           September 30,        December 31,
                                                                            (years)                 2004                 2003
                                                                          -----------            ------------        ------------
Product rights and licenses                                                  3 - 8                 $ 2,691           $   2,691

Less: Accumulated amortization                                                                      (2,600)             (2,312)
                                                                                                   -------           ---------
                                                                                                   $    91           $     379
                                                                                                   =======           =========

Amortization expense was $96,000 for the three months and $288,000 for the nine months ended September 30, 2004, respectively. Expected amortization expense for 2004 will be approximately $379,000.

NOTE 7. ACCRUED EXPENSES AND DEFERRED REVENUE

Accrued expenses and deferred revenue as of September 30, 2004 and December 31, 2003 consist of the following:

                                                                        September 30,      December 31,
         (in $000's)                                                        2004               2003
                                                                           -------           -------
         Sales returns                                                     $ 6,868           $ 4,121
         Deferred revenues                                                   1,767             1,751
         Accrued salaries and payroll expenses                               2,816             1,649
         Legal and professional fees                                         2,028             1,478
         Accrued Medicaid rebates                                              963               613
         Accrued royalty and gross profit sharing expense                      428               559
         Accrued shelf stock reserve                                           130               232
         Other accruals                                                        336               469
                                                                           -------           -------
                                                                           $15,336           $10,872
                                                                           =======           =======

NOTE 8. RETURNS ACCRUAL

Returns accrual as of September 30, 2004 and 2003, and December 31, 2003 consisted of the following:

                                                  RETURNS ACCRUAL
                                                  ---------------

                                                                           Nine Months Ended            Year Ended
                                                                       ---------------------------      ----------
   (in $000s)                                                       September 30,        September 30,  December 31,
                                                                        2004                 2003           2003
                                                                       -------              ------        -------
   Beginning Balance                                                   $ 4,121              $3,100        $ 3,100
   Add: Provision related to sales made in current period                4,914                 709          2,276
   Less: Credits issued during the current period                       (2,167)               (709)        (1,255)
                                                                       -------              ------        -------
   Ending Balance                                                      $ 6,868              $3,100        $ 4,121
                                                                       -------              ------        -------

The returns accrual balance at September 30, 2004 includes $1,244,000 for products marketed through Rx Partners, i.e., Teva, as compared to zero dollars at December 31, 2003. As our product sales continue to increase, the provision for sales returns will also continue to increase.

The sales returns reserve increased by $3,768,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This significant increase in the reserve balance related to the Teva products reserve of $1,244,000, an increase in Lipram product reserve of approximately $1,087,000, and Orphenadrine product reserve of approximately $2,414,000, which was partially offset by a decrease in the product reserve for Fludrocortisone of approximately $1,010,000. The new product returns reserve calculation is a weighted percentage based on limited historical data.

The Lipram product family is not AB rated (products that demonstrated bioequivalence with innovator products) and is not manufactured by IMPAX, but it is packaged and distributed by us. On average, we ship Lipram products with approximately seven months of dating remaining. This can be attributed to both the vendor (sending product with less than full dating) and our internal packaging priorities. Limited dating, combined with the slow moving nature of these non-AB rated products, create more returns exposure for this product family. Please note that we are monitoring returns by product and, where applicable, we establish specific product returns reserves and/or adjust our estimates of the future return rates based on various business and competitive assumptions.

We instituted an inventory management program for our wholesale customers. Through this program, we use on-hand and usage data from the wholesalers in the form of monthly pipeline inventory reports to help govern fulfillment of purchase orders. This also has helped to keep our returns exposure down by decreasing the potential for expired material on the customers' shelves.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Patent Litigation

The Company is a defendant in several lawsuits with respect to the manufacture, use, and sale of new products that are the subject of conflicting patent rights. In general, one or more patents tend to cover the brand name controlled-release products for which we are developing generic versions. Under the Hatch-Waxman Amendments, when a drug developer files an ANDA for a generic drug, and the developer believes that an unexpired patent which has been listed with the FDA as covering that brand name product will not be infringed by the developer's product or is invalid or unenforceable, the developer must so certify to the

FDA. That certification must also be provided to the patent holder, who may challenge the developer's certification of non-infringement, invalidity or unenforceability by filing a suit for patent infringement within 45 days of the patent holder's receipt of such certification. If the patent holder files suit, the FDA can review and tentatively approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered, or 30 months from the date the certification was received, whichever is sooner. Should a patent holder commence a lawsuit with respect to an alleged patent infringement by us, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. Even if the FDA were to approve a product upon expiration of the 30-month period, we may not commence marketing that product if patent litigation is still pending. The Company's policy is that it does not market its generic version of a brand product until the Company has both final FDA approval and some indication of the patent status from the courts, unless it secures some form of indemnification from a strategic partner or obtains risk mitigation insurance. As a result, the Company, generally, does not have any risk of loss relating to patent infringement lawsuits. According to FAS No. 5, there are two conditions that must be met for an estimated loss from a loss contingency to be accrued as a charge to income: a) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements, and b) the amount of loss can be reasonably estimated. The Company believes that these conditions are not satisfied because no liability was incurred or recognized, as a loss is not probable and cannot be reasonably estimated, since the Company's policy is not to market its products until it receives both final FDA approval and some indication of the patent status from the courts. However, if IMPAX decides to market the product before the patent status is cleared by the courts, the Company will then evaluate its liability and separately assess recovery, if any, from the indemnification arrangement with strategic partners or risk mitigation insurance.

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

FIN 45

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers, and strategic partners when the Company undertakes an obligation to guarantee the performance of others through the delivery of cash or other assets if specified triggering events occur. Non-performance under a contract by the guaranteed party triggers the obligation of the Company. As of September 30, 2004, all indemnifications included in agreements as of that date are excluded from the scope of FIN 45 as they relate primarily to our own future performance and do not require any contingent payments.

As of September 30, 2004, our total contractual commitments on loans, operating leases, and royalty agreements have not materially changed since December 31, 2003, as disclosed in our Report on Form 10-K.

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

NOTE 11. LOAN AND SECURITY AGREEMENT WITH WACHOVIA BANK N.A.

In June 2004, the $25 million Loan and Security Agreement with Wachovia Bank N.A. was amended, as follows:

    o   The cash collateral requirement of $10,000,000 was removed.
    o   The adjusted excess availability covenant was removed.
    o IMPAX will maintain at Wachovia Bank cash and investments in an amount not less than $25,000,000.

    o If the amount of cash and investments decline below $25,000,000, then the cash collateral requirement of $10,000,000 and adjusted excess availability covenant will be re-established.
    o If the Company reports negative free cash flow in any quarter, then reserves in the amount of the negative free cash flow will be reported in the borrowing base.
    o The maximum aggregate capital expenditures permitted during any fiscal year in the amount of $8,000,000 was amended to permit a maximum cumulative aggregated amount of $45,000,000 for fiscal years 2004 and 2005.

NOTE 12. INCOME TAXES

On a quarterly basis, the Company evaluates its projected full year taxable income and related book-to-tax timing difference and the use of net operating loss (NOL) carryforwards. The Company estimates that it is not subject to current year income taxes. As of September 30, 2004, the Company had net operating loss carryforwards aggregating approximately $112 million expiring from 2009 through 2023. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstance that may cause a change in our judgment about the realizability of our deferred tax assets.

NOTE 13. SEGMENT INFORMATION

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for reporting of financial information about operating segments in annual and quarterly financial statements. The Company manufactures generic pharmaceutical products. All products have similar characteristics from development, customer demographics, and operating points of view, and are approved by the FDA under the ANDA process described in Note 9 of this Form 10-Q report. Because of the characteristics mentioned above and how we manage our operations, the Company has one reportable operating segment: generic pharmaceutical business. However, we currently market our products through three different channels, as follows:

    o Direct sale of prescription (Rx) products, such as LIPRAM, Fludrocortisone, Terbutaline, Minocycline, Demeclocycline, Flavoxate, Carbidopa/Levodopa and others, through our Global Pharmaceuticals division, called "Global";

    o Sale of prescription (Rx) products, such as Bupropion Hydrochloride and Omeprazole, exclusively, through marketing partners, pursuant to strategic alliance agreements, such as Teva, called "Rx Partners;" and

    o Sale of Loratadine OTC products through marketing partners, pursuant to strategic alliance agreements, such as Schering, Wyeth, Novartis, and Leiner, called "OTC."

The following table summarizes the net sales for the three and nine months ended September 30, 2004 as compared to the three and nine months ended September 30, 2003 by marketing channel:

                                                        Three Months Ended                             Nine Months Ended
                                                            September 30,                                September 30,
                                                      ----------------------------                 ---------------------------

                                                        2004                2003                     2004               2003
                                                      --------            --------                 --------           --------
              (in $000's)
              Global                                  $ 14,617            $ 10,184                 $ 40,451           $ 27,049
              Rx Partners                               10,795                  --                   38,708                 --
              OTC                                        4,849               5,724                   12,639             13,385
                                                      --------            --------                 --------           ---------
                   Total Net Sales                    $ 30,261            $ 15,908                 $ 91,798           $ 40,434
                                                      ========            ========                 ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our business strategies, our expected financial position and operating results, the projected size of our markets and our financing plans and similar matters. The words "believe," "expect," "intend," "anticipate," "plan," "may," "will," "could," "should," "estimate," "potential," "opportunity," "future," "project," "forecast," and similar expressions, as they relate to us, our management and our industry are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements involve known and unknown risks and uncertainties. Our actual results could differ materially from the results discussed in the forward-looking statements. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future developments or otherwise.

Many factors could cause or contribute to a material change from the results discussed in the forward-looking statements. Such factors include, in no particular order:

    o our ability to successfully develop and commercialize additional products;
    o   changes in the degree of competition for our products;
    o the difficulty of predicting FDA and other regulatory authority approvals;
    o our reliance on strategic alliances and the success of such strategic alliances;
    o   the inability to acquire sufficient supplies of raw materials;
    o   litigation and/or threats of litigation;
    o   changes in our growth rates or the growth rates of our competitors;
    o legislative and FDA actions with respect to the government regulation of pharmaceutical products;
    o   public concern as to the safety of our products;
    o   changes in health care policy in the United States;
    o conditions in the financial markets in general or in general economic conditions;
    o   our inability to raise additional capital when needed;
    o the impact of competition from brand-name companies that sell their own generic products or successfully extend the exclusivity period of their branded products;
    o the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent infringement cases and patent challenge settlements;
    o court and FDA decisions on exclusivity periods under the Hatch-Waxman Amendments;
    o   our dependence on revenues from significant customers;
    o   our dependence on revenues from significant products; and
    o the increasing cost of insurance and the availability of product liability insurance coverage.

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

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development of controlled-release and niche generics, in addition to the development of branded products. As of September 30, 2004, the Company marketed thirty-three generic pharmaceuticals, which represent dosage variations of fourteen different pharmaceutical compounds, and has fourteen applications under review with the FDA, including four tentatively approved, addressing approximately $4.3 billion in U.S. product sales in the twelve months ended August 31, 2004, according to NDCHealth. Nine of these pending filings were filed under Paragraph IV of the Hatch-Waxman Amendments. The Company has approximately twenty-five other products in various stages of development for which applications have not yet been filed. These other products are generic versions of pharmaceutical products that had U.S. sales of approximately $15.6 billion in the twelve months ended August 31, 2004, according to NDCHealth.

The Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, established an abbreviated new drug application procedure for obtaining FDA approval of generic versions of certain drugs. An ANDA is similar to a new drug application, sometimes referred to as an NDA, except that the FDA waives the requirement that the applicant conduct and submit to the FDA clinical studies to demonstrate the safety and effectiveness of the drug. Instead, for drugs that contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as drugs already approved for use in the United States, the FDA ordinarily only requires bioavailability data demonstrating that the generic formulation is bioequivalent to the previously approved reference listed drug, indicating that the rate of absorption and the levels of concentration of the generic drug in the body do not show a significant difference from those of the previously approved reference listed drug product. According to information published by the FDA, the FDA currently takes approximately 18 to 20 months on average to approve an ANDA following the date of its first submission to the FDA.

Patent certification requirements for generic drugs could also result in significant delays in obtaining FDA approvals. First, where patents covering a reference listed drug are alleged to be invalid, unenforceable, or not infringed by an ANDA applicant, the holder or holders of the brand name drug patents may institute patent infringement litigation and obtain a stay of up to 30 months of approval of an ANDA, and for ANDAs of products whose patent information was listed before August 2003, potentially multiple 30 month stays. Second, the first company to submit an ANDA for a given drug, which the FDA accepts for filing, and which certifies that an unexpired patent covering the reference listed brand name drug is invalid, unenforceable, or will not be infringed by its product, can be awarded 180 days of market exclusivity following approval of its ANDA, during which the FDA may not approve any other ANDAs for that drug product.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition
-------------------
A substantial part of the Company's sales are made to prescription drug wholesalers that call for delivery of our products. Additionally, we have entered into various agreements that contain multiple elements in which we have received up front fees, milestone payments, and/or royalties. Milestone revenues from our strategic alliances are recognized on a straightline basis over the term of the contract.

The Company recognizes revenue in accordance with SAB 101 issued by the SEC in December 1999. We recognize revenue from the sale of products when the shipment of products is received and accepted by the customer. Provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded. In December 2003, SAB 104 was issued by the SEC. This bulletin clarifies portions of Topic 13 of the Staff Accounting Bulletin to be consistent with current accounting and auditing guidance and SEC rules and regulations and revises accounting guidance contained in SAB 101 related to multiple element revenue arrangements of EITF No. 00-21 superseded as a result of the issuance.

EITF No. 00-21 supplemented SAB 101 for accounting for multiple element arrangements. The Company has entered into several strategic alliances that involve the delivery of multiple products and services over an extended period of time. In multiple element arrangements, the Company must determine whether any or all of the elements of the arrangement can be separated from one another. If separation is possible, revenue is recognized for each deliverable when the revenue recognition criteria for the specific deliverable is achieved. If separation is not possible, revenue recognition is required to be spread over an extended period.

Under EITF No. 00-21, in an arrangement with multiple elements, the delivered item should be considered a separate unit of accounting if all of the following criteria are met:

    1)  the delivered item has value to the customer on a standalone basis;
    2) there is objective and reliable evidence of the fair value of the undelivered item; and
    3) if the arrangement included a general right of return, whether delivery or performance of the undelivered item is considered probable.

The Company reviews all of the terms of its strategic alliances and follows the guidance from SAB 104 and EITF No. 00-21 for multiple element arrangements. Upfront and milestone payments from these strategic alliances are deferred and recognized over the life of the agreements as the Company fulfills its contractual obligation to manufacture and supplies products during this period. In addition, in some agreements, the Company receives and records royalty revenue based on a percentage of the strategic partner's total sales to their customers of the products supplied by IMPAX.

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

Returns Reserve
---------------
The Company estimates future product returns at the time of sale. Product returns by wholesalers principally relate to the return of expired products. For product return reserves, we consider volume and mix of product in the marketplace, historical return rates, and the competitive environment, all of which require us to use estimates and assumptions. IMPAX introduces a number of new products each year. As a result, the Company has been able to monitor historical return rates for new products. Based on our historical data, because we have one business segment, we have found that generic pharmaceutical product returns are alike and that new product returns have similar characteristics to existing products returns. Usually, new products are AB rated (products that demonstrated bioequivalence with innovator products), have 24 month expiration dating, and are marketed to the same customers, i.e., wholesalers, warehousing chains, and distributors. The AB rated products are substitutable by the pharmacist for the innovator products. The non-AB rated products, such as the LIPRAM product family, generally, may not be substituted by the pharmacist as they are therapeutic alternatives, not generic substitutes. Any change to a patient's prescription to an alternative product requires the patient's physician approval for the substitution. We are monitoring returns by product and, where applicable, we establish specific product return reserves and/or adjust our estimates of the future return rates based on various business and competitive assumptions.

The sales return reserve is calculated using an historical lag period (the time between when the product is sold and when it is ultimately returned as determined from the Company's system generated lag period report) and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices and commercial terms with customers, competitive position of each product, amount of inventory in the pipeline, the introduction of new products, and changes in market sales information. In addition, when we become aware of any excess inventory on hand at wholesalers, we reduce the revenue initially recognized to zero dollars for this inventory. For the quarter ended September 30, 2004 we did not become aware of any excess inventory on hand at wholesalers.

Our returned goods policy requires prior authorization for the return, with corresponding credits being issued at the current invoice prices, less amounts previously granted to the customer for rebates and chargebacks. Products eligible for return must be expired and returned within one year following the expiration date of the product. Prior to 2002, we required returns of products within six months of expiration date. Because of the lengths of the lag period and volatility that may occur from quarter to quarter, we are currently using a rolling 23-month calculation to estimate our product return rate.

We are also estimating returns for products marketed by our Rx Partners based on our internal returns analysis and historical industry statistics.

The reserve for sales returns for new products as of December 31, 2003, and for September 30, 2004, was $387,000, and $1,951,000 (which included $1,244,000 sales returns reserve for products marketed by Teva), respectively.

The Company believes that its estimated returns reserves were adequate at each balance sheet date since they were formed based on the information that was known and available, and were supported by the Company's historical experience when similar events occurred in the past, and management's overall knowledge of and experience in the generic pharmaceutical industry. In estimating its returns reserve, the Company looks to returns after the balance sheet date, but prior to filing its financial statements to ensure that any unusual trends are considered.

Rebates and Chargebacks
-----------------------
Generally, sales rebates are calculated at the point of sale, based on pre-existing written customer agreements by product and accrued on a monthly basis. However, we do estimate additional rebates for specific purposes, i.e., new pharmacy store openings.

The vast majority of chargebacks are also calculated at the point of sale as the difference between list price and contract price by product (with the wholesalers) and accrued on a monthly basis. There are additional chargebacks that are estimated at the point of sale to the wholesaler as the difference between the wholesalers' contract price and the Company's contract price with retail pharmacies and buying groups.

Shelf-Stock Reserve
-------------------
A reserve is estimated at the point of sale for certain products for which it is probable that shelf-stock credits will be granted to customers for inventory remaining on their shelves following a decrease in the market price of these products. When estimating this reserve, we consider the competitive products, the estimated decline in market prices, and the amount of inventory in the pipeline.

Inventory
---------
Our inventories are valued at the lower of cost or market. Costs are determined using a standard cost method, first-in, first-out (FIFO) flow of goods. Costs include materials, labor, quality control and production overhead. We review and adjust inventory for short-dated product and inventory commitments under supply agreements based on projections of future sales and market conditions. The Company, like most companies in the generic pharmaceutical industry, may build inventories of certain ANDA-related products that have not yet received FDA approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate to increase its commercial opportunity. Because the ANDA is, in effect, a copy of the related brand drug, we believe that there are no issues regarding safety and efficacy of generic products. If our inventory is greater than estimated shipments to our customers, there may be an inventory write-down. Therefore, the Company's management must make significant estimates relating to inventory.

Impaired Assets
---------------
The Company evaluates the carrying value of long-lived assets to be held and used, including definite lived intangible assets, on an annual basis, when events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner. As the Company's assumptions related to assets to be held and used are subject to change, additional write-downs may be required in the future.

Goodwill
--------
Prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we amortized goodwill on a straight-line basis over its estimated useful life. The Company adopted the provisions of SFAS No. 142, effective January 1, 2002; no impairment was noted. Under the provisions of SFAS No. 142, the Company performs the annual review for impairment at the reporting unit level, which the Company has determined to be consistent with its business segment, that is, the entire Company.

Effective January 1, 2002, we evaluated the recoverability and measured the possible impairment of our goodwill under SFAS No. 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the generic pharmaceutical industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available.

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

RESULTS OF OPERATIONS

Except for the first, second and third quarters of 2004, we have incurred net losses in each quarter since our inception. We had an accumulated deficit of $98,277,000 at September 30, 2004.


THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

OVERVIEW

The net income for the three months ended September 30, 2004, was $735,000 as compared to a net loss of $3,608,000 for the three months ended September 30, 2003.

REVENUES

Total Revenues for the third quarter of 2004 were $30,704,000, up more than 86% compared with revenues of $16,497,000 in the prior year's third quarter and slightly higher sequentially from the total revenue of $30.6 million in the second quarter of 2004. The year-over-year increase for the quarter was primarily due to shipments of our generic versions of Wellbutrin(R) SR (Declomycin(R) (Demeclocycline Hydrochloride) 150 mg and 300 mg Tablets, which commenced during the first quarter of 2004; and Zyban(R) (Bupropion Hydrochloride) and Sinemet(R) CR (Carbidopa/Levodopa) Extended Release Tablets, which commenced during the second quarter of 2004. During the 2004 third quarter, IMPAX's revenues from product shipments through our strategic alliance agreements with Teva and Andrx, were approximately $10,795,000, compared with $8,347,000 in the second quarter of 2004.

The balance of $443,000 of other revenue represents revenues recognized pursuant to strategic agreements with Schering-Plough, Wyeth, Novartis, and Leiner. These amounts represent the amortization of the milestone payments received by the Company over the life of the agreements. The following table summarizes the activity in net revenues for the three months ended September 30, 2004 and 2003:

                                                        Three Months Ended
                                                           September 30,
                                                      ----------------------
                                                        2004          2003
                                                      -------        -------

         (in 000's)

         Product sales                                $34,651        $21,628
         Less:
            Rebates                                    (1,114)        (2,054)
            Chargebacks                                (1,245)        (2,646)
            Product return reserve                     (1,041)          (389)
            Other credits                                (990)          (631)
                                                      -------        -------
                 Net sales                             30,261         15,908
         Other Revenues                                   443            589
                                                      -------        -------
            Total Revenues                            $30,704        $16,497
                                                      =======        =======

For chargebacks and rebates, refer to Note 4; for product returns reserve, refer to Note 8.

      The rebates, chargebacks, returns and other credits decreased for the three months ended September 30, 2004 to approximately 13% of product sales as compared to approximately 26% for the comparable period in 2003. This decrease was mainly due to Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, and Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets. The Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets are exempt from rebates, chargebacks and other credits as per the agreements with Schering-Plough and Wyeth. The product sales reported by Teva to IMPAX are net of rebates, chargebacks and other credits as per the June 2001 Strategic Alliance Agreement. We began estimating returns for products marketed by our Rx Partners, such as Teva, based on our internal returns analysis and historical industry statistics.

Currently, the Company has one reportable operating segment: generic pharmaceutical business. However, we currently market our products through three different channels, as follows:

    o Direct sale of prescription (Rx) products, such as LIPRAM, Fludrocortisone, Terbutaline, Minocycline, Demeclocycline, Flavoxate, Carbidopa/Levodopa and others, through our Global Pharmaceuticals division, called "Global";

    o Sale of prescription (Rx) products, such as Bupropion Hydrochloride and Omeprazole, exclusively, through marketing partners, pursuant to strategic alliance agreements, such as Teva, called "Rx Partners;" and

    o Sale of Loratadine OTC products through marketing partners, pursuant to strategic alliance agreements, such as Schering, Wyeth, Novartis, and Leiner, called "OTC."

The following table summarizes the net sales for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 by marketing channel:
                                                        Three Months Ended
                                                          September 30,
                                                      ----------------------
                                                       2004           2003
                                                      -------        -------

         (in 000's)

         Global                                       $14,617        $10,184
         Rx Partners                                   10,795             --
         OTC                                            4,849          5,724
                                                      -------        -------
              Total Net Sales                         $30,261        $15,908
                                                      =======        =======

The 2004 third quarter increase of approximately $4.4 million in Global products over 2003 third quarter was primarily due to new products introduced in 2004 and late 2003, such as Demeclocycline, with net sales of approximately $2.7 million, Carbidopa/ Levodopa, with net sales of approximately $2.1 million, Orphenadrine, with net sales of approximately $1.0 million, and Flavoxate, with net sales of approximately $0.7 million, and was partially offset by lower sales of Fludrocortisone of approximately $1.7 million.

The Rx Partners year-over-year increase for the third quarter of 2004 was primarily due to shipments of our generic versions of Wellbutrin(R) SR (Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, which commenced shipment in the first quarter of 2004, and Zyban(R) (Bupropion Hydrochloride) 150 mg Extended Release Tablets, which commenced shipment during the second quarter of 2004. The OTC products sales decreased by approximately $875,000 from the same period in the prior year due, primarily, to the timing of the initial launch in 2003.

Rollforward analyses for each significant revenue dilution item are listed on
Note 4 and Note 8.

COST OF SALES

The cost of sales for the three months ended September 30, 2004 was $17,592,000 as compared to $12,976,000 for the same period in 2003. The overall increase in cost of sales was primarily due to the increase in cost of materials as a result of increased product sales and approximately $450,000 of various production batches written-off, of which $33,000 was for new products. This includes approximately $7,000 for Omeprazole capsules and approximately $26,000 for Loratadine and Pseudoephedrine D-24, which were manufactured as part of the validation manufacturing transition effort. The estimated plant capacity utilization during the three months ended September 30, 2004 approximated 71% of total capacity available and we expect to have excess capacity in the fourth quarter of 2004. The full plant capacity utilization in 2005 is highly dependent on new product approvals. At this time, we cannot project the effect of potential excess capacity on future operations and liquidity.

GROSS MARGIN

Gross margin for the three months ended September 30, 2004 was $13,112,000, or approximately 43% of total revenues, compared with gross margin of $3,521,000, or approximately 21% of total revenues, in the prior year's third quarter. The year-over-year increase in the gross margin percentage was primarily due to the introduction of new products since last year with higher margins, such as Bupropion Hydrochloride, Demeclocycline Hydrochloride, Flavoxate, and Carbidopa/Levodopa.

RESEARCH AND DEVELOPMENT EXPENSES

The research and development expenses for the three months ended September 30, 2004 were $4,942,000 less reimbursements of $217,000 by a subsidiary of Teva under the Strategic Alliance Agreement signed in June 2001, as compared to $3,358,000 less reimbursements of $93,000 for the same period in 2003. The increase in research and development expenditures in 2004 as compared to 2003 was primarily attributable to higher personnel costs of approximately $481,000, clinical studies of approximately $412,000, biostudies of approximately $350,000, supplies of approximately $92,000 and new product introduction costs of approximately $72,000.

PATENT LITIGATION COSTS

The patent litigation expenses for the three months ended September 30, 2004, were $3,299,000 as compared to $845,000 for the same period in 2003. The year-to-year increase for the three months was primarily due to the ongoing Paragraph IV litigation related to our ANDAs for Omeprazole Capsules, Fenofibrate Tablets, Fexofenadine and Pseudoephedrine Tablets, Oxybutynin Tablets and generic Adderall Capsules. The 2003 expense was partially offset by AIG patent litigation insurance payments.

SELLING EXPENSES

The selling expenses for the three months ended September 30, 2004 were $908,000 as compared to $546,000 for the same period in 2003. The increase in selling expenses as compared to 2003 was primarily due to new leased office expense of approximately $124,000, higher personnel costs of approximately $106,000, advertising of approximately $42,000, selling sheets of approximately $21,000, and freight costs of approximately $29,000.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the three months ended September 30, 2004 were $3,289,000 as compared to $2,321,000 for the same period in 2003. The increase in general and administrative expenses as compared to 2003 was primarily due to higher insurance premiums of approximately $645,000 and personnel costs of approximately $536,000.

INTEREST INCOME

Interest income for the three months ended September 30, 2004 was $387,000 as compared to $87,000 for the same period in 2003, primarily due to higher average cash equivalents and short-term investments generated from the net proceeds of the Company's offering of $95 million convertible senior subordinated debentures issued in April 2004.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2004 was $547,000 as compared to $243,000 for the same period in 2003. The increase in the interest expense for 2004 was primarily due to the 1.25% interest accrued on the Company's $95 million convertible senior subordinated debentures.

INCOME TAXES

On a quarterly basis, the Company evaluates its projected full year taxable income and related book-to-tax timing difference and the use of NOL carryforwards. The Company estimates that it is not subject to current year income taxes. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstance that may cause a change in our judgment about the realizability of our deferred tax assets. As of September 30, 2004, the Company had net operating loss carryforward aggregating approximately $112 million expiring from 2009 through 2023.

NET INCOME

The net income for the three months ended September 30, 2004 was $735,000 as compared to a net loss of $3,608,000 for the same period in 2003, primarily due to higher revenues and gross margins, partially offset by the increases in research and development, patent litigation, selling and general and administrative expenses.


NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

OVERVIEW

The net income for the nine months ended September 30, 2004 was $6,272,000 as compared to a net loss of $9,105,000 for the nine months ended September 30, 2003.

REVENUES

Total Revenues for the nine months ended September 30, 2004 were $95,813,000 up more than 128% compared with revenues of $41,989,000 in the comparable period of the previous year. The year-over-year increase for the nine months was primarily due to shipments of our generic versions of Wellbutrin(R) SR (Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, and Declomycin(R) (Demeclocycline Hydrochloride) 150 mg and 300 mg Tablets, which commenced during the first quarter of 2004, and Zyban(R) (Bupropion Hydrochloride) and Sinemet(R) CR (Carbidopa/Levodopa) Extended Release Tablets, which commenced during the second quarter of 2004, as well as shipments of Flavoxate and Orphenadrine.

The Company generated $4,015,000 of other revenues in the 2004 period compared to $1,555,000 in the 2003 period. Other revenue for the 2004 period included $2,500,000 from Teva, which represented the reversal of a portion of the refundable deposit for its exercise of the exclusivity option for certain products.

The balance of $1,515,000 of other revenue represents revenues recognized pursuant to strategic agreements with Schering-Plough, Wyeth, Novartis and Leiner. These amounts represent the amortization of the milestone payments received by the Company, over the life of the agreement. The following table summarizes the activity in net revenues for the nine months ended September 30, 2004 and 2003:

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                     -------------------------
         (in $000's)                                                                   2004              2003
                                                                                     --------          -------
         Product sales                                                               $109,978          $53,713
         Less:
            Rebates                                                                    (4,441)          (4,857)
            Chargebacks                                                                (7,207)          (6,000)
            Product return reserve                                                     (3,844)            (709)
            Other credits                                                              (2,688)          (1,713)
                                                                                     --------          -------
                 Net sales                                                             91,798           40,434
         Revenue from reversal of refundable deposit from Teva                          2,500               --
         Other Revenues                                                                 1,515            1,555
                                                                                     --------          -------
         Total Revenues                                                              $ 95,813          $41,989
                                                                                     ========          =======

For chargebacks and rebates, refer to Note 4; for product returns reserve, refer to Note 8.

The rebates, chargebacks, returns and other credits decreased for the nine months ended September 30, 2004 to approximately 17% of product sales as compared to approximately 25% for the comparable period in 2003. This decrease was mainly due to sales of Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, and Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets, and Orally Disintegrating Tablets. The Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Controlled Extended Release Tablets and Orally Disintegrating Tablets are exempt from rebates, chargebacks and other credits pursuant to the agreements with Schering-Plough, Wyeth, Novartis, and Leiner. The product sales reported by Teva to IMPAX are net of rebates, chargebacks and other credits pursuant to the June 2001 Strategic Alliance Agreement. We began estimating returns for products marketed by our Rx Partners, such as Teva, based on our internal returns analysis and historical industry statistics. The reserve for sales returns for products marketed by Rx Partners was $1,244,000 at September 30, 2004.

The following table summarizes the net sales for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by marketing channel:

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                     -------------------------

         (in $000's)                                                                   2004             2003
                                                                                     --------          -------
         Global                                                                      $ 40,451          $27,049
         Rx Partners                                                                   38,708               --
         OTC                                                                           12,639           13,385
                                                                                     --------          -------
              Total Net Sales                                                        $ 91,798          $40,434
                                                                                     ========          =======

The increase in Global products of approximately $13.4 million in the first nine months of 2004 as compared to the same period in 2003 was primarily due to new products introduced in 2004 and late 2003, such as Demeclocycline with net sales of approximately $7.7 million, Flavoxate with net sales of approximately $2.1 million, Carbidopa/Levodopa with net sales of approximately $2.9 million, and higher sales of previously introduced product, Orphenadrine with net sales of approximately $1.8 million, and partially offset by lower sales of Fludrocortisone of approximately $1.6 million.

The Rx Partners year-over-year increase for the nine months ended September 30, 2004 was primarily due to shipments of our generic versions of Wellbutrin(R) SR (Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, which commenced shipment in the first quarter of 2004, and Zyban(R) (Bupropion Hydrochloride) 150 mg Extended Release Tablets, which commenced shipment during the second quarter of 2004. The OTC products sales decreased by approximately $746,000 from the same period in the prior year due, primarily, to the timing of the initial launch in 2003.

Rollforward analyses for each significant revenue dilution item are listed on
Note 4 and Note 8.

COST OF SALES

The cost of sales for the nine months ended September 30, 2004, was $54,679,000 as compared to $30,444,000 for the same period in 2003. The overall increase in cost of sales was primarily due to the increase in cost of materials as a result of increased product sales and approximately $1.9 million of various production batches written-off, of which $135,000 was for new products. This includes approximately $34,000 for Omeprazole capsules and approximately $101,000 for Loratadine and Pseudoephedrine D-24, which were part of the validation manufacturing transition effort. The estimated plant capacity utilization during the nine months ended September 30, 2004 approximated 71% of total capacity available and we expect to have excess capacity in the fourth quarter of 2004. The full plant capacity utilization in 2005 is highly dependent on new product approvals. At this time, we cannot project the effect of potential excess capacity on future operations and liquidity.

GROSS MARGIN

Gross margin for the nine months ended September 30, 2004 was $41,134,000 or approximately 43% of total revenues, as compared to $11,545,000 or approximately 27% of total revenues, for the same period in 2003. The year-over-year increase in the gross margin percentage was primarily due to the introduction of new products since last year with higher margins, such as Bupropion Hydrochloride, Demeclocycline Hydrochloride, Flavoxate, and Carbidopa/Levodopa, and the $2,500,000 revenue from Teva related to the refundable deposit.

RESEARCH AND DEVELOPMENT EXPENSES

The research and development expenses for the nine months ended September 30, 2004 were $15,266,000 less reimbursements of $306,000 by Teva under the Strategic Alliance Agreement signed in June 2001, as compared to $10,463,000 less reimbursements of $247,000 for the same period in 2003. The higher research and development expenditures in 2004 as compared to 2003 were primarily attributable to clinical studies of approximately $1,464,000, higher personnel costs of approximately $1,447,000, API of approximately $810,000, biostudies of approximately $164,000, outside development costs of approximately $253,000, and supplies of approximately $177,000.

PATENT LITIGATION EXPENSES

The patent litigation expenses for the nine months ended September 30, 2004 were $7,146,000 as compared to $1,842,000 for the same period in 2003. The year-to-year increase for the nine months was primarily due to the ongoing Paragraph IV litigation related to our ANDAs for Omeprazole Capsules, Fenofibrate Tablets, Fexofenadine and Pseudoephedrine Tablets, Oxybutynin Tablets and generic Adderall Capsules. The 2003 expense was partially offset by AIG patent litigation insurance payments.

SELLING EXPENSES

The selling expenses for the nine months ended September 30, 2004 were $2,345,000 as compared to $1,552,000 for the same period in 2003. The increase in selling expenses as compared to 2003 was primarily due to new leased office expenses of $219,000, higher personnel costs of approximately $218,000, freight costs of approximately $88,000, market research of approximately $65,000, and selling sheets of approximately $36,000.

GENERAL AND ADMINISTRATIVE EXPENSES

The general and administrative expenses for the nine months ended September 30, 2004 were $9,757,000 as compared to $6,526,000 for the same period in 2003. The increase in general and administrative expenses as compared to 2003 was primarily due to personnel costs of approximately $1,222,000, insurance premiums of approximately $1,177,000, higher recruiting expenses of approximately $234,000, supplies of approximately $129,000 and professional fees of approximately $127,000.

INTEREST INCOME

Interest income for the nine months ended September 30, 2004 was $714,000 as compared to $199,000 for the same period in 2003, primarily due to higher average cash equivalents and short-term investments generated from the net proceeds of the Company's offering of $95 million convertible senior subordinated debentures issued in April 2004.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2004 was $1,383,000 as compared to $738,000 for the same period in 2003. The increase in interest expense for 2004 was primarily due to the 1.25% interest accrued on the Company's $95 million convertible senior subordinated debentures.

INCOME TAXES

On a quarterly basis, the Company evaluates its projected full year taxable income and related book-to-tax timing difference and the use of NOL carryforwards. The Company estimates that it is not subject to current year income taxes. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstance that may cause a change in our judgment about the realizability of our deferred tax assets. As of September 30, 2004, the Company has operating loss carryforward aggregating approximately $112 million expiring from 2009 through 2023.

NET INCOME

The net income for the nine months ended September 30, 2004 was $6,272,000 as compared to a net loss of $9,105,000 for the same period in 2003, primarily due to higher sales, partially offset by higher research and development, patent litigation, selling, and general administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had $89,603,000 in cash, cash equivalents and short-term investments. Only $200,000 of the account balances are insured by the Federal Depository Insurance Company (FDIC). The balance of the Company's cash equivalents and the short-term investments are held in U.S. Treasury securities and high-grade commercial paper, which are not insured by the FDIC.

The net cash provided by financing activities for the nine months ended September 30, 2004, was approximately $100,891,000 consisting primarily of the $95,000,000 proceeds, less capitalized costs of $3,612,000, from the Company's offering of convertible senior subordinated debentures offering completed in April 2004, and proceeds of $3,869,000 from issuance of common stock upon the exercise of options and warrants.

In April 2004, the Company terminated the loan agreements with Pennsylvania Industrial Development Authority and Delaware River Port Authority and repaid the remaining balances totaling approximately $992,000.

For the nine months ended September 30, 2004, significant uses of cash from operating activities included, primarily, the increase in accounts receivable balance of $9,845,000 and inventory buildup of $9,753,000, of which $2,848,000 is unapproved inventory awaiting FDA approval, and the decrease in accounts payable and other liabilities of $5,580,000, partially offset by favorable cash flow from operations, (excluding depreciation and amortization) of $10,151,000. Our raw material purchase commitments as of September 30, 2004 were approximately $11 million.

Our capital expenditures for the nine months ended September 30, 2004 were $8,692,000 as compared to $3,063,000 for the same period in 2003, due primarily to building improvements and purchases of machinery and scientific equipment.

The net cash used in investing activities included $44,821,000 for the purchase of the short term investments in U.S. Treasury securities and high-grade commercial paper.

In December 2003, the Company transferred the $25 million Loan and Security Agreement from Congress Financial Corporation to Wachovia Bank, N.A., thereby securing lower interest and less restrictive borrowing terms. The interest rates for the revolving loans are prime rate plus 0.75%, or eurodollar rate plus 2.75%, at our option, based on excess availability. The term loan has an interest rate of prime rate plus 1.5%, or eurodollar rate plus 4%, at our option. As of September 30, 2004, we borrowed approximately $5,000,000 against the revolving credit line and $2,675,000 against the term loan. In April 2004, the $25 million loan and security agreement was amended, as follows: (1) the cash collateral requirement of $10 million was removed; (2) the adjusted excess availability covenant was removed; (3) the maximum permitted capital expenditure amount was aggregated to $45,000,000 for the years 2004 and 2005, and (4) as a condition of items (1) and (2) above, IMPAX is required to maintain a minimum cash balance at Wachovia of $25,000,000.

We have no interest rate or derivative financial instruments nor material foreign exchange risks. We are also not party to any off-balance-sheet arrangements, other than operating leases.

We expect to incur significant operating expenses, particularly research and development and patent litigation, for the foreseeable future in order to execute our business plan. We, therefore, anticipate that such operating expenses, as well as planned capital expenditures for the next twelve months ranging from $15 to $20 million, primarily in plant capacity expansion, will constitute a material use of our cash resources.

To date, we have primarily funded our research and development and other operating activities through equity and debt financing, and strategic alliances.

We have not paid any cash dividends on our common stock and we do not plan to pay any such cash dividends in the foreseeable future. We plan to retain any earnings for the operation and expansion of our business. Our loan agreements prohibit the payment of dividends without the lender's consent.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. On October 8, 2003, the FASB decided to defer FIN 46 until the first reporting period ending after December 15, 2003. The provisions of this Interpretation did not have a material impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued FIN No. 46(R), "Consolidation of Variable Interest Entities," clarifying the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The provisions of this Interpretation did not have a material impact on the Company's financial condition or results of operations.

In December 2003, the FASB revised SFAS 132, "Employers' Disclosure About Pensions and Other Post Retirement Benefits." This Statement does not change the measurement or recognition of those plans required by FASB No. 87, "Employers' Accounting for Pensions," and No. 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions." This Statement retains the disclosure requirements contained in FASB No. 132, "Employers' Disclosure about Pensions and Other Post Retirement Plans." The provisions of this Statement did not have a material impact on the Company's financial condition or results of operations. During the nine months ended September 30, 2004 and 2003, the Company's contributions to the 401-K Plan were $335,158 and $213,854, respectively.

In February 2004, the FASB issued revised FSPs pertaining to FIN 46(R). The revised FSPs replace certain previously issued FIN 46 FSP for entities to which FIN 46(R) is applicable. This revision to FIN 46 did not have a material impact on the Company's financial condition or results of operation.

In February 2004, the FASB revised SFAS 133, "Accounting for Derivative Instruments and Hedging Activities for Implementation Issue E2L, A1J, and C6." The revisions to SFAS 133 did not have a material impact on the Company's financial condition or results of operation.

In September 2004, the FASB discussed EITF 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." The EITF task force has proposed that companies count the shares that could be issued upon conversion of securities like the Company's debentures when calculating fully diluted per share earnings. This EITF is not yet effective. However, we disclosed in Note 2 of our Condensed Financial Statements the potential effect of this EITF on the Company's fully diluted EPS calculation.


MAJOR OPERATIONAL HIGHLIGHTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

o On January 28, 2004, IMPAX announced that the FDA granted final approval to the Company's ANDA for its generic version of Wellbutrin(R) SR (Bupropion Hydrochloride) 100 mg Controlled Release Tablets and granted tentative approval to the Company's generic version of Wellbutrin SR 150 mg Controlled Release Tablets. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. According to NDCHealth, U.S. sales of these dosage forms of Wellbutrin SR Tablets and their generic equivalents were approximately $1.1 billion in the twelve months ended August 31, 2004.

o On January 29, 2004, IMPAX announced that the Court of Appeals for the Federal Circuit in Washington, D.C. upheld a lower court decision that ruled against certain claims by GlaxoSmithKline in regards to the Company's ANDA for Wellbutrin SR (Bupropion Hydrochloride) 100 mg and 150 mg and for Zyban(R) (Bupropion Hydrochloride) 150 mg. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression and Zyban for smoking cessation.

o On February 27, 2004, IMPAX announced that the FDA granted tentative approval to the Company's ANDA for its generic version of Allegra(R)-D (Fexofenadine Hydrochloride and Pseudoephedrine Hydrochloride 60mg/120mg) Extended Release Tablets. Aventis Pharmaceuticals markets Allegra-D for the treatment of the symptoms associated with seasonal allergic rhinitis. According to NDCHealth, U.S. sales of Allegra-D were approximately $433 million in the twelve months ended August 31, 2004.

o On March 5, 2004, IMPAX announced that the FDA granted final approval to the Company's ANDA for a generic version of Claritin(R)-D 24-Hour (Loratadine and Pseudoephedrine Sulfate, 10mg/240mg) Extended Release Tablets. Schering-Plough Corporation markets Claritin-D 24-Hour as an over-the-counter (OTC) drug for the relief of symptoms of seasonal allergic rhinitis (hay fever). According to NDCHealth, U.S. sales of Claritin-D 24-Hour and its generic equivalent were $5.6 million for the twelve months ended August 31, 2004.

o On March 8, 2004, IMPAX announced that the FDA granted tentative approval to the Company's ANDA for its generic version of Tricor(R) (Fenofibrate) Tablets. Tricor Tablets are marketed by Abbott Laboratories, Inc. to assist patients in managing their cholesterol levels. The drug is indicated for use in reducing elevated LDL cholesterol, total cholesterol, triglycerides and Apo B and increasing HDL cholesterol in patients with primary hypercholesterolemia or mixed lipidemia. The drug has also been approved as adjunctive therapy for the treatment of hypertriglyceridemia, a disorder characterized by elevated levels of very low density lipoprotein (VLDL) in the plasma. According to NDCHealth, U.S. sales of Tricor Tablets were approximately $716 million for the twelve months ended August 31, 2004.

o On March 22, 2004, IMPAX announced that the FDA granted final marketing approval to the Company's ANDA for its generic version of Wellbutrin SR (Bupropion Hydrochloride) 150 mg Controlled Release Tablets. The FDA had previously granted final approval for the Company's application for the 100 mg strength. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. Both products were shipped to our marketing partner, Teva.

o On March 23, 2004, IMPAX announced that the FDA granted final marketing approval to the Company's ANDA for its generic version of Declomycin(R) (Demeclocycline Hydrochloride) 150 and 300 mg. Tablets. ESP Pharma markets Declomycin for the treatment of various infections. According to NDCHealth, U.S. sales of Declomycin and its generic equivalent were approximately $32 million for the twelve months ended August 31, 2004.

o On May 17, 2004, IMPAX announced that the FDA granted final approval to the Company's ANDA for Carbidopa/Levodopa Extended Release Tablets, its generic version of Sinemet(R) CR tablets. Bristol-Myers Squibb markets Merck & Co.'s Sinemet CR exclusively in the U.S. for the treatment of Parkinsonism. According to NDCHealth, U.S. prescription sales of Sinemet CR and its generic equivalents were $121 million in the twelve months ended August 31, 2004.

o On May 27, 2004, IMPAX announced that the FDA granted final marketing approval to the Company's ANDA for its generic version of Zyban (Bupropion Hydrochloride) 150 mg Controlled Release Tablets. GlaxoSmithKline markets Zyban for smoking cessation. According to NDCHealth, U.S. sales of Zyban and its generic equivalents were approximately $55 million in the twelve months ended August 31, 2004.

o On May 28, 2004, IMPAX announced that the FDA granted final marketing approval to the Company's ANDA for its generic version of Proamatine(R), Midodrine Hydrochloride 2.5 and 5 mg Tablets. Shire Pharmaceuticals Group plc markets Proamatine for treatment of symptomatic orthostatic hypotension. According to NDCHealth, U.S. market sales of Proamatine 2.5 mg and 5 mg and their generic equivalents and the two other marketed generic versions were approximately $46 million in the twelve months ended August 31, 2004.

o On June 18, 2004, IMPAX announced that the FDA granted IMPAX a second tier 180-day exclusivity related to its pending ANDA for a generic version of Glucophage XR(R), Metformin HCl Extended Release Tablets, 500mg. IMPAX has selectively waived its rights to this exclusivity to Teva Pharmaceuticals USA Inc. and will be sharing in the profits of Teva's Metformin HCl Extended Release Tablets as provided for in the Strategic Alliance Agreement between IMPAX and Teva signed in June 2001. On August 2, 2004, the FDA granted final marketing approval to the Company's ANDA for its generic version of Glucophage XR, Metformin HCl Extended Release Tablets, 500 mg. Bristol-Myers Squibb markets Glucophage XR for the improvement of glycemic control in patients with type 2 diabetes. According to NDCHealth, U.S. market sales of Glucophage XR 500 mg and other marketed generic versions were approximately $348 million in the twelve months ended August 31, 2004.

o On July 12, 2004, IMPAX announced that it has signed a series of agreements with Leiner Health Products, LLC for the supply and distribution of the Company's Loratadine Orally Disintegrating Tablets (ODT) and Loratadine and Pseudoephedrine Sulfate Extended Release Tablets 24 hour products. Both of these products are indicated for the relief of symptoms of seasonal allergic rhinitis (hay fever). These products will be manufactured by IMPAX and marketed by Leiner as over the counter (OTC) store brand equivalents to both Claritin(R) Reditabs(R) and Claritin-D(R) 24-hour respectively.

o On August 2, 2004, IMPAX announced that the FDA has granted final marketing approval to the Company's Abbreviated New Drug Application for its generic version of Glucophage XR(R), Metformin HCl Extended Release Tablets, 500mg. Bristol-Myers Squibb markets Glucophage XR(R) for the improvement of glycemic control in patients with type 2 diabetes.

o On September 8, 2004, IMPAX announced that its Omeprazole Delayed Release Capsules 20mg have been commercially launched by Teva Pharmaceutical Industries Ltd. Omeprazole Delayed Release Capsules are a generic version of Prilosec(R) marketed by AstraZeneca for the treatment of duodenal/gastric ulcers and GERD (gastro-esophageal reflux disease). According to NDC Health, U.S. sales of Prilosec 20mg and its generic equivalents were $1.1 billion for the twelve months ending August 31, 2004.

o On September 28, 2004, IMPAX announced that the FDA has granted final approval to the Company's Abbreviated New Drug Application for a generic version of OxyContin(R) (Oxycodone Hydrochloride) Controlled Release 80mg Tablets. Purdue Pharma markets OxyContin for the management of moderate to severe pain. According to NDCHealth, U.S. sales of OxyContin Controlled Release 80mg Tablets and its generic equivalent were $685 million for the twelve months ended August 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash and cash equivalents includes U.S. government and short-term high-grade commercial paper stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal and maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, and short-term high-grade commercial paper. All of the Company's portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at September 30, 2004. The Company's debt instruments at September 30, 2004 are subject to fixed and variable interest rates and principal payments. We believe that the fair value of our fixed and variable rate long-term debt approximates their carrying value of approximately $108 million at September 30, 2004. While changes in market interest rates may affect the fair value of our fixed and variable rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

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

Subsequent to issuance of the condensed financial statements for the quarter ended June 30, 2004, the Company restated its condensed financial statements as described in Note 11. The Company determined that a material weakness existed in its internal controls. The Company is endeavoring to take steps to correct the deficiency that gave rise to this restatement. These steps include, but are not limited to, regular discussions with Teva management regarding their monthly financial reports to IMPAX on our products marketed by Teva via monthly teleconferences and quarterly meetings. These discussions will cover all the areas of revenue recognition for these products, including but not limited to, sales credits, product returns and internal controls over Teva's financial reporting to IMPAX. Our procedures will include a review of applicable documentation for IMPAX revenue sharing. The Audit Committee of the Company's Board of Directors may take additional steps as deemed necessary. The company is endeavoring to take steps under the Strategic Alliance Agreement to ensure that all such adjustments granted by its strategic partner in the future are reported to the Company on a timely basis. Under the contract terms, the Company has the option to perform an annual audit with our strategic partner. The Company has disclosed and discussed this with its Audit Committee.

For more information concerning the restatement, see Note 11 in the Notes to Financial Statements contained in the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 and Note 14 in the Notes to Financial Statements contained in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.

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

AstraZeneca filed similar lawsuits against nine other generic pharmaceutical companies (Andrx, Genpharm, Cheminor, Kremers, LEK, Eon, Mylan, Apotex, and Zenith). Due to the number of these cases, a multidistrict litigation proceeding, In re Omeprazole 10 mg, 20 mg, and 40 mg Delayed Released Capsules Patent Litigation, MDL-1291, has been established to coordinate pre-trial proceedings. Both lawsuits filed by AstraZeneca against IMPAX have been transferred to the multidistrict litigation jurisdiction.

Early in the multidistrict litigation, the trial court ruled that one of the six patents-in-suit was not infringed by the sale of a generic omeprazole product and that certain other patents were invalid. These rulings effectively eliminated four patents from the trial of these infringement cases, although AstraZeneca may appeal these rulings as part of the overall appeal process in the case.

On October 11, 2002, after a trial involving Andrx, Genpharm, Cheminor, and Kremers, the trial judge handling the multidistrict litigation ruled on AstraZeneca's complaints that three of these four defendants ("First Wave Defendants") infringed the remaining patents-in-suit. The trial judge ruled that three of the First Wave defendants, Andrx, Genpharm, and Cheminor, infringed the remaining two patents asserted by AstraZeneca in its complaints, and that those patents are valid until 2007. In the same ruling, the trial court ruled that the remaining First Wave Defendant, Kremers, did not infringe either of the remaining two patents. Kremers' formulation was held to differ from the formulation used by the other First Wave Defendants in several respects. In mid-December 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the October 2002 ruling in all respects. Subsequent petitions for rehearing have been denied.

The formulation that IMPAX employs in manufacturing its generic equivalent of omeprazole has not been publicly announced. IMPAX's formulation has elements that resemble those of other First Wave Defendants in certain respects, but it also has elements that differ. Although the ruling by the trial court in the multidistrict litigation has a significant effect on the course of AstraZeneca's litigation against IMPAX, application of the trial court's opinion as to IMPAX is not certain. IMPAX believes that it has defenses to AstraZeneca's claims of infringement, but the opinion rendered by the trial court in the First Wave cases makes the outcome of AstraZeneca's litigation against IMPAX uncertain.

Two of the remaining six defendants ("Second Wave Defendants") filed Motions for Summary Judgment of Non-Infringement, based upon the October 2002 ruling. The trial court has deferred ruling on those motions until discovery is completed.

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

In December 2003, the trial court entered a new scheduling order governing pre-trial proceedings relating to the Second Wave Defendants, including IMPAX. The schedule for completion of the litigation in the Second Wave, including AstraZeneca's litigation against IMPAX, now provides that all fact discovery (with certain exceptions) is complete. AstraZeneca's expert reports on issues as to which it bears the burden of proof, including issues of alleged infringement, were served on February 17, 2004. IMPAX's responsive expert reports were served on July 12, 2004. Astra's reply reports were served in early September 2004, prior to the launch of IMPAX's commercial product.

The December 2003 scheduling order was amended most recently in August 2004. Pursuant to the terms of the amended scheduling order, expert depositions have commenced and are scheduled to conclude in January 2005. The amended scheduling order also allows for the filing of summary judgment motions beginning in March 2005. The parties may also request leave of the Court to file summary judgment motions earlier than the March 2005 date. The amended scheduling order states that no further extensions of time shall be granted to the parties.

IMPAX may file motions for summary judgment at the appropriate juncture in this case. It is likely that one or more additional parties to this matter may also file motions for summary judgment. If the case is not resolved through such motions, the court will schedule a date for trial. At this time, we believe it is likely that, given the proceedings in the First Wave cases, the case against IMPAX will be transferred back to New York for a consolidated trial before the same judge who decided the First Wave cases. IMPAX currently believes, however, that any trial that might be scheduled in the case will commence in 2005.

As noted in Item 2 (Major Operational Highlights), in conjunction with its strategic partner, Teva, IMPAX recently has initiated a commercial launch of certain omeprazole products which were the subject of its ANDA application and which are at issue in this litigation. If IMPAX is not ultimately successful in establishing invalidity or non-infringement, the court may award monetary damages associated with the commercial sale of IMPAX's omeprazole products. Pursuant to the Strategic Alliance Agreement with Teva, however, Teva is responsible for indemnifying the Company with respect to any such monetary damages, provided certain conditions are met.

In September 2004, in accordance with the terms of the Strategic Alliance Agreement between IMPAX and Teva Pharmaceuticals, Teva exercised its option to designate counsel to handle the omeprazole litigation, and IMPAX's counsel in the matter were replaced. New counsel entered their appearances in the litigation on behalf of IMPAX in July 2004. In October 2004, Astra filed pleadings with the Court setting forth causes of action against Teva, and amending its claims against IMPAX to clearly state claims alleging willful infringement of the patents in suit, and seeking monetary damages for alleged infringement. It is expected that the Court will grant Astra's request to add Teva as a party and to amend its claims against IMPAX. Under the Strategic Alliance Agreement, Teva has the obligation to indemnify IMPAX for certain losses, and to pay a large share of the attorneys fees that will be incurred after Teva's exercise of its option under the Strategic Alliance Agreement. It is uncertain whether, if at all, the addition of Teva and the amendment of Astra's claims against IMPAX will delay the ultimate resolution of Astra's claims against IMPAX. IMPAX intends to vigorously defend the action brought by AstraZeneca, and it expects that counsel selected by Teva will vigorously represent the interests of both IMPAX and Teva in the litigation.

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

Fact discovery in this action is scheduled to close in January 2005. IMPAX believes that it has defenses to the claims made by Aventis based on noninfringement and invalidity. A tentative trial date has been scheduled for October 2005.

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

On July 23, 2003, IMPAX filed Summary Judgment motions for non-infringement of U.S. Patent Nos. 6,039,974, 6,113,942, and 5,855,912; and for non-infringement and invalidity of U.S. Patent No. 5,738,872. Oral argument for the Summary Judgment Motion regarding the `912, `942, and `974 patents was heard on November 3, 2003. Oral argument for the Summary Judgment Motion regarding the `872 patent was heard on December 8, 2003. On June 29, 2004, the court granted the Company's Motions for Summary Judgment of Non-infringement of the `912 and `942 patents and denied the Company's Motion for Summary Judgment of Non-infringement of the `974 patent. At the same time, the court ordered that a ruling on the Company's motion for Summary Judgment for the Non-infringement and invalidity of the `872 patent is reserved pending a Markman hearing held on September 9, 2004 to assist the court in construing the patent's product-by-process claims. On October 4, 2004, Judge Greenaway construed the claims of the fifth patent in favor of IMPAX and the other defendants. Aventis is seeking reconsideration of that ruling by the court. IMPAX will be able to assert both non-infringement and invalidity of the remaining patents (if necessary) at trial.

PURDUE PHARMA L.P. ET AL. V IMPAX: THE OXYCODONE CASES
----------------------------------

On April 11, 2002, Purdue Pharma and related companies filed a complaint in the U.S. District Court for the Southern District of New York alleging that IMPAX's submission of ANDA No. 76-318 for 80 mg oxycodone tablets infringes three patents owned by Purdue. The Purdue patents are U.S. Patent Nos. 5,508,042, 5,549,912 and 5,656,295; all directed to controlled release opioid formulations. On September 19, 2002, Purdue filed a second Infringement Complaint regarding IMPAX's 40 mg oxycodone generic product. On October 9, 2002, Purdue filed a third Infringement Complaint regarding IMPAX's 10 mg and 20 mg oxycodone generic products. IMPAX filed its answer and counterclaims in each case on October 3, 2003. On November 25, 2003, Purdue submitted their reply to our counterclaims. Purdue is seeking, among other things, a court order preventing IMPAX from manufacturing, using or selling any drug product that infringes the subject Purdue patents.

Purdue previously sued Boehringer Ingelheim/Roxane, Endo and Teva on the same patents. One or more of these defendants may resolve the invalidity issues surrounding the Purdue patents prior to when IMPAX's case goes to trial. The Boehringer Ingelheim/Roxane suit is stayed. The Endo action was tried in June 2003 and post trial briefs have been filed. In January 2004, the judge in the Endo action ruled that the three patents in suit, the same patents that Purdue has asserted against IMPAX, are unenforceable because they were inequitably procured and enjoined their enforcement. Purdue has appealed that ruling to the Court of Appeals for the Federal Circuit, and oral argument is scheduled for November 3, 2004.

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

The trial was completed on October 30, 2003, and post-trial briefing was completed in December 2003. On January 30, 2004, the court denied IMPAX's Motion for Summary Judgment on inequitable conduct and, on February 5, 2004, the court denied IMPAX's Motion for Summary Judgment on non-infringement of certain claims. In September 2004, the court ruled the `814 patent is valid, enforceable and infringed by IMPAX's proposed generic riluzole product. The Company is considering its options regarding a possible appeal.

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

ABBOTT LABORATORIES V. IMPAX: THE FENOFIBRATE TABLET CASES
-----------------------------

In January 2003, Abbott Laboratories and Fournier Industrie et Sante and a related company filed suit against IMPAX in the U.S. District Court in Wilmington, Delaware claiming that IMPAX's submission of an ANDA for Fenofibrate Tablets, 160 mg, constitutes infringement of two U.S. patents owned by Fournier and exclusively licensed to Abbott, relating to Abbott's Tricor tablet product.

In March 2003, Abbott and Fournier filed a second action against IMPAX in the same court making the same claims against IMPAX's 54 mg Fenofibrate Tablets. These cases were consolidated in April 2003.

In September 2003, Abbott and Fournier filed a third action against IMPAX in the U.S. District Court in Wilmington, Delaware, claiming that IMPAX's submission of its ANDA for 54 mg and 160 mg Fenofibrate Tablets constitutes infringement of a third patent recently issued to Fournier and exclusively licensed to Abbott. This action was also consolidated with the two previously consolidated actions in December 2003. In January 2004, Abbott and Fournier filed a fourth action relating to IMPAX's 54 mg and 160 mg Fenofibrate Tablets based upon a claim of infringement of a fourth patent. The asserted patents are U.S. Patent Nos. 6,652,881, 6,589,552, 6,277,405 and 6,074,670. All four cases were consolidated in March 2004. Fact and expert discovery in the consolidated cases closes in November 2004 and the trial is currently set for June 2005. IMPAX has responded to all four complaints by asserting that its proposed generic Fenofibrate Tablet products do not infringe the patents-in-suit and by asserting that the patents-in-suit are invalid.

All four actions seek an injunction preventing IMPAX from marketing its Fenofibrate Tablet products until the expiration of the patents (January 9, 2018) and an award of damages for any commercial manufacture, use, or sale of IMPAX's Fenofibrate Tablet product, together with costs and attorney fees.

SOLVAY PHARMACEUTICALS V. IMPAX: THE CREON CASE
-------------------------------

On April 11, 2003, Solvay Pharmaceuticals, Inc., manufacturer of the Creon(R) line pancreatic enzyme products, brought suit against IMPAX in the U.S. District Court for the District of Minnesota claiming that IMPAX has engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the Company's marketing and sale of its Lipram products. The suit seeks actual and consequential damages, including treble damages, attorneys' fees, injunctive relief and declaratory judgments that would prohibit the substitution of Lipram for prescriptions of Creon. On June 6, 2003, IMPAX filed a Motion for Dismissal of Plaintiff's Complaint, which sought to dismiss each count of Solvay's complaint. On January 9, 2004, the U.S. District Court issued a ruling on IMPAX's Motion for Dismissal, dismissing two of the counts set forth in the Complaint, including the count which sought a declaratory judgment that Lipram may not lawfully be substituted for prescriptions of Creon. On January 26, 2004, IMPAX filed its Answer to the Complaint and Counterclaim alleging that Solvay wrongfully interfered with IMPAX's business relationships. On February 17, 2004, Solvay filed its Reply to IMPAX's Counterclaim. On February 24, 2004, the Rule 16 Scheduling Conference was held and, on February 25, 2004, the Court issued a Scheduling Order setting the deadline for discovery on January 14, 2005, and a tentative trial date for July 1, 2005. On September 9, 2004, the Court issued an Amended Scheduling Order pursuant to a stipulation filed by the parties, moving the deadline for discovery to March 14, 2005. Fact discovery is currently ongoing in this case. IMPAX believes it has defenses to Solvay's allegations and intends to pursue these defenses vigorously.

ALZA CORPORATION V. IMPAX: THE OXYBUTYNIN CASE
----------------------------------------------

On September 4, 2003, Alza Corporation ("Alza") filed a lawsuit against IMPAX in the U.S. District Court for the Northern District of California alleging patent infringement of one patent, U.S. Patent No. 6,124,355, related to IMPAX's filing of an ANDA for a generic version of Ditropan XL (Oxybutynin Chloride) Tablets, 5 mg, 10 mg, and 15 mg. Alza seeks an injunction, a declaration of infringement, attorney's fees and costs. On October 24, 2003, IMPAX filed its Answer to the Complaint, which included defenses to the infringement claim, and counterclaimed for patent non-infringement and invalidity. Discovery is on-going and trial is currently set for November 2005.

On October 24, 2003, IMPAX filed a lawsuit against Alza in the U.S. District Court for the Northern District of California seeking a declaratory judgment that four Alza patents relating to IMPAX's filing of an ANDA for a generic version of Ditropan XL(R) (Oxybutynin Chloride) Tablets, 5 mg, 10 mg, and 15 mg are invalid and/or not infringed by the commercial manufacture, use, offer for sale, sale, or importation of the IMPAX product. On November 17, 2003, Alza moved to dismiss the Company's complaint for lack of subject matter jurisdiction based on Alza's argument that there is no case or controversy between the parties with respect to these four patents. On April 19, 2004, the Court denied Alza's motion. On May 18, 2004, the Court ordered the entry of a stipulation of dismissal based on a covenant not to sue issued by Alza to the Company with respect to four Alza patents in the case.

SHIRE LABORATORIES INC. V IMPAX: THE GENERIC ADDERALL CASE
----------------------------------------------------------

On December 29, 2003, Shire Laboratories, Inc., a subsidiary of Shire Pharmaceuticals Group, PLC, filed a lawsuit against IMPAX in the U.S. District Court for the District of Delaware alleging patent infringement on U.S. Patent Nos. 6,322,819 and 6,605,300 related to filing of an ANDA to market a generic version of Adderall XR(R) 30 mg capsules. IMPAX filed its answer on January 20, 2004, denying infringement and contesting the validity of both patents. All discovery is expected to be completed by March 2005. A tentative court date has been scheduled for October 11, 2005.

OTHER LITIGATION

STATE OF CALIFORNIA V. IMPAX
----------------------------

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

On October 11, 2004 IMPAX entered into a Stipulation with the California Bureau of Narcotic Enforcement ("BNE") regarding IMPAX's California Precursor Business Permit #201, applicable to the IMPAX facility located at 31153 San Antonio Street, Hayward, California. Pursuant to the Stipulation, Permit #201 is provisionally suspended, with such suspension stayed, for a period of two (2) years, in which IMPAX must comply with the terms and conditions of the Stipulation. The Stipulation provides: "Upon successful completion of the terms of the Stipulation for the period of time in which it is in effect, IMPAX's permit will be fully restored without having been suspended."

The Stipulation resolves both the original Accusation and the Amended
Accusation.

IMPAX DERIVATIVE LAWSUITS
-------------------------

On September 24, 2004, Impax Laboratories, Inc. received a Complaint filed by a shareholder of the Corporation in the Superior Court for Alameda County, California, purporting to state a derivative claim on behalf of the Company, as a nominal defendant. The Complaint, brought by Catherine Burke, derivatively on behalf of nominal defendant Impax Laboratories, Inc., Case No. RG04176541, asserts claims against Robert L. Burr, David S. Doll, Barry Edwards, Charles Hsiao, Larry Hsu, Michael Markbreiter, and Cornel C. Spiegler, each of whom is an officer or director, or both, of the Company. The Complaint alleges claims against these individuals under California Corporations Code ss. 25402, and under California's common law relating to the fiduciary duties of corporate officers and directors, arising from the sale of common stock of the Company by the named individuals in June 2004.

A second, virtually identical complaint, brought by Crayton D. Leavitt, as trustee of the Leavitt Family Trust, derivatively on behalf of nominal defendant Impax Laboratories, Inc., Case No. RG04176931, received by the Company on September 28, 2004, was filed in the same forum by another shareholder of the Corporation against the same individuals. The complaints seek treble damages, imposition of a constructive trust on the individual defendants, attorneys fees and costs, and other relief as the court determines.

The Board has appointed a special litigation committee of disinterested directors to investigate the merits of the allegations in the complaints and to engage special counsel to assist in such investigation. Each of the named individuals has informed the Company that he denies the allegations made in these complaints, and that he will vigorously defend the claims asserted against him.

The Company responded to each of the complaints on October 20, 2004, by filing a motion to dismiss (called a demurrer in California State courts) and a motion to stay the actions for 120 days to allow the special litigation committee to complete its investigation. After these motions were filed, the plaintiffs offered to stipulate to a stay of 120 days, and such a stipulation was filed with the Court on October 29, 2004. As part of the stipulation, the Company withdrew its motion to dismiss. An order for a 120 day stay was also submitted, but it has not yet been signed by the judge.

There are no allegations in the two complaints against the Company. The special litigation committee will determine whether the Company itself should pursue the claims alleged or move to dismiss them.

The Company is aware that two law firms issued press releases on Friday, November 12, 2004, indicating that they filed class action lawsuits against the Company in the United States District Court for the Northern District of California. According to the press releases, the complaints allege that the Company and certain of its officers and directors violated the Securities Exchange Act of 1934 by causing the Company's shares to trade at artificially inflated levels through the issuance of false and misleading financial statements. The complaints appear to focus, in part, on the Company's announcement on November 3, 2004 that it would restate its earnings for the first and second quarters of 2004 as a result of a strategic partner's unforeseen revision of revenues from sales of one of the company's drugs during such quarters. The Company has not yet been served with copies of the complaints.

Other than the legal proceedings described above, we are not aware of any other material pending or threatened legal actions, private or governmental, against us. However, as we file additional applications with the FDA that contain Paragraph IV certifications and develop new products, it is likely we will become involved in additional litigation related to those filings or products.

INSURANCE

As part of our patent litigation strategy, we had obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company ("AISLIC"), an affiliate of AIG International. This litigation insurance covered us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. Both policies had reached their limits of liability and the Company has collected all monies from AIG, as of September 30, 2004 IMPAX does not have any receivables from AIG. While Teva has agreed to pay 45% to 50% of the attorneys' fees and costs (in excess of the $7 million covered by our insurance policies for six products) related to the twelve products covered by our strategic alliance agreement with them, we will be responsible for the remaining expenses and costs for these products, and all of the costs associated with patent litigation for our other products and our future products.

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

ITEM 6.  EXHIBITS

     (a)    Exhibits
                  10.67  -     Exclusive License, Supply and Distribution Agreement Between Leiner Health
                               Products, LLC and Impax Laboratories, Inc. dated June 11, 2004.  (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

                  10.68  -     Exclusive License, Supply and Distribution Agreement Between Leiner Health
                               Products, LLC and Impax Laboratories, Inc. dated July 1, 2004.  (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)

                  10.69  -     Letter Agreement dated October 8, 2003 between the Company and Teva Pharmaceuticals
                               Curacao N.V. (This agreement has been redacted pursuant to a confidential treatment request filed with the SEC on the date hereof.)"

                  31.1   -     Certification of Chief Executive Officer pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002.

                  31.2   -     Certification of Chief Financial Officer pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002.

                  32.1   -     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     IMPAX LABORATORIES, INC.

                     By:         /s/   BARRY R. EDWARDS                                   November 15, 2004
                        ----------------------------------------------               -----------------------------
                                  Chief Executive Officer
                                 (Principal Executive Officer)



                     By:       /s/   CORNEL C. SPIEGLER                                   November 15, 2004
                        ----------------------------------------------               -----------------------------
                                 Chief Financial Officer
                        (Principal Financial and Accounting Officer)