Form 10-Q/A
period 2004-06-30
IMPAX LABORATORIES INC
filed 2004-11-17
CIK 1003642

                United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                 Amendment No. 1

       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                         Commission file number 0-27354
                                                -------
                            Impax Laboratories, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    65-0403311
----------------------------------                  -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

  30831 Huntwood Avenue - Hayward, California             94544
----------------------------------------------         ------------
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

                             Yes  X       No
                                -----        -----

        Indicate by check mark whether registrant is an accelerated filer
                (as defined in Rule 12b-2 of the Act.) Yes   X   No
                                                           -----    -----


     The number of shares outstanding of the registrant's common stock as of

July 30, 2004 was approximately 58,464,926.
------------                    ----------

                                EXPLANATORY NOTE


This amendment is being filed to reflect the restatement of the Company's condensed financial statements, as discussed in Note 14 thereto, and other information related to such restated financial statements. Except for Items 1, 2 and 4 of Part I, no other information included in the original report on Form 1O-Q is amended by this Form 10-Q/A.

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

                            IMPAX LABORATORIES, INC.

                              INDEX TO FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004



                          PART I. FINANCIAL INFORMATION


                                                                                                                         PAGE

Item 1.  Financial Statements:

         Condensed Balance Sheets as of June 30, 2004 (as restated) and December 31, 2003 (unaudited) .............         1

         Condensed Statements of Income for the Three Months and Six Months
         Ended June 30, 2004 (as restated) and 2003 (unaudited) ...................................................         2

         Condensed Statements of Cash Flows for the Six Months Ended June 30, 2004 (as restated)
         and 2003 (unaudited) .....................................................................................         3

         Notes to Financial Statements (unaudited) ................................................................         4

Item 2.  Management's Discussions and Analysis of Financial Condition and Results of Operations....................        13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................        23

Item 4.  Controls and Procedures...................................................................................        24


                    PART II. OTHER INFORMATION AND SIGNATURES


Item 1.  Legal Proceedings.........................................................................................        25

Item 2.  Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.........................        30

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................        30

Item 6.  Exhibits and Reports on Form 8-K..........................................................................        31

Signatures     ....................................................................................................        32

Certifications ....................................................................................................        33


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            IMPAX LABORATORIES, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                      JUNE 30,          DECEMBER 31,
                                                                                                        2004                2003
                                                                                                      --------          -----------
                                                                                                   (AS RESTATED -
ASSETS                                                                                              SEE NOTE 14)

Current assets:
                  Cash and cash equivalents                                                        $    53,312          $   15,505
                  Short term investments                                                                45,244                  --
                  Accounts receivable, net                                                              19,821               9,885
                  Inventory                                                                             37,102              28,479
                  Prepaid expenses and other assets                                                      2,692               1,427
                                                                                                   -----------          ----------
                                       Total current assets                                            158,171              55,296
Restricted cash                                                                                             --              10,000
Property, plant and equipment, net                                                                      42,511              38,132
Investments and other assets                                                                             3,844               1,325
Goodwill, net                                                                                           27,574              27,574
Intangibles, net                                                                                           187                 379
                                                                                                   -----------          ----------
                                       Total assets                                                $   232,287          $  132,706
                                                                                                   ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                  Current portion of long-term debt                                                $       915          $    1,068
                  Accounts payable                                                                      22,312              22,783
                  Revolving line of credit                                                               5,000               7,642
                  Accrued expenses and deferred revenues                                                13,283              10,872
                                                                                                   -----------          ----------
                                       Total current liabilities                                        41,510              42,365
Convertible senior subordinated debentures                                                              95,000                  --
Refundable deposit from Teva                                                                                --               5,000
Long term debt                                                                                           7,507               8,854
Deferred revenues and other liabilities                                                                  2,768               2,879
                                                                                                   -----------          ----------
                                       Total liabilities                                               146,785              59,098
                                                                                                   -----------          ----------

Commitments and Contingencies
Mandatorily  redeemable convertible Preferred Stock: Series 2 mandatory redeemable convertible Preferred Stock, $0.01 par value 0 shares outstanding at June 30, 2004, and 75,000 shares outstanding at
             December 31, 2003, redeemable at $100 per share                                                --               7,500

Stockholders' equity:
         Common stock, $0.01 par value, 90,000,000 shares authorized and
             58,463,237 and 55,307,136 shares issued and outstanding
             at June 30, 2004, and December 31, 2003, respectively                                         584                 553
         Additional paid-in capital                                                                    183,930             170,104
         Accumulated deficit                                                                           (99,012)           (104,549)
                                                                                                   -----------          ----------
                                       Total stockholders' equity                                       85,502              66,108
                                                                                                   -----------          ----------
                                       Total liabilities and stockholders' equity                  $   232,287          $  132,706
                                                                                                   ===========          ==========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              Three Months Ended                         Six Months Ended
                                                                   June 30,                                  June 30,
                                                          ------------------------------         --------------------------------
                                                              2004               2003                 2004               2003
                                                          ------------        ----------         ------------          ----------
                                                          (As restated -                         (As restated -
                                                           see Note 14)                           see Note 14)

Net sales                                                $    30,023         $    13,460           $   61,537          $  24,526

Revenue from reversal of
   refundable deposit from Teva                                   --                  --                2,500                 --

Other revenues                                                   541                 607                1,072                966
                                                         -----------          ----------           ----------          ---------
Total revenues                                                30,564              14,067               65,109             25,492
                                                         -----------          ----------           ----------          ---------
Cost of sales                                                 18,537               9,321               37,087             17,468
                                                         -----------          ----------           ----------          ---------

Gross margin                                                  12,027               4,746               28,022              8,024

Research and development                                       5,439               3,560               10,323              7,107

Reimbursements from Teva                                         (78)                (22)                 (89)              (154)
                                                         -----------          ----------           ----------          ---------

Research and development, net                                  5,361               3,538               10,234              6,953

Patent litigation expenses                                     2,228                 787                3,848                995

Selling expenses                                                 711                 438                1,437              1,006

General and administrative expenses                            3,117               2,083                6,468              4,205

Other operating income (expense), net                              4                  10                   11                 21
                                                         -----------          ----------           ----------          ---------

Net income (loss) from operations                                614              (2,090)               6,046             (5,114)

Interest income                                                  271                  70                  327                112

Interest expense                                                (564)               (264)                (836)              (495)
                                                         -----------          ----------           ----------          ---------

Net income (loss) before provision for income taxes      $       321        $     (2,284)             $ 5,537    $        (5,497)
                                                         -----------          ----------           ----------          ---------

Provision for income taxes                                        --                  --                   --                 --
                                                         -----------          ----------           ----------          ---------

Net income (loss)                                        $       321         $    (2,284)           $   5,537         $   (5,497)
                                                         -----------          ----------           ----------          ---------

Earnings per share:
         Basic                                           $      0.01         $     (0.05)           $    0.10         $    (0.11)
                                                         -----------          ----------           ----------          ---------
         Diluted                                         $      0.01         $     (0.05)           $    0.09         $    (0.11)
                                                         -----------          ----------           ----------          ---------

Weighted average common shares outstanding:
         Basic                                            58,152,703          50,608,445           57,543,768         49,250,049
                                                         ===========         ===========           ==========         ==========
         Diluted                                          62,417,454          50,608,445           61,808,519         49,250,049
                                                         ===========         ===========           ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                            IMPAX LABORATORIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                                     SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                          ---------------------------------------
                                                                                               2004                     2003
                                                                                          ------------               ------------
                                                                                          (AS RESTATED -
                                                                                           SEE NOTE 14)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income / (loss)                                                                      $  5,537                 $ (5,497)
    Adjustments to reconcile net income (loss) to net cash used by operating activities:
        Depreciation and amortization                                                           2,082                    1,782
        Reversal of refundable deposit from Teva                                               (2,500)                      --
        Non-cash compensation charge (options)                                                     87                      429
        Change in assets and liabilities:
             Accounts receivable                                                               (9,936)                  (2,060)
             Inventory                                                                         (8,623)                  (4,564)
             Prepaid expenses and other assets                                                   (172)                    (127)
             Accounts payable                                                                    (471)                   2,853
             Other liabilities                                                                  2,300                     (981)
                                                                                             --------                 --------
                Net cash provided by (used in) operating activities                           (11,696)                  (8,165)
                                                                                             --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short term investments                                                        (45,244)                 (13,920)
    Purchases of property and equipment                                                        (6,269)                  (1,125)
                                                                                             --------                 --------
                Net cash (used in) provided by investing activities                           (51,513)                 (15,045)
                                                                                             --------                 --------
CASH FLOWS FROM  FINANCING ACTIVITIES:
    Revolving line of credit borrowings (repayments)                                           (2,642)                   1,779
    Additions to long-term debt                                                                    --                      896
    Repayment of long-term debt                                                                (1,501)                    (412)
    Proceeds from convertible debentures                                                       95,000                       --
    Capitalized Financing Costs                                                                (3,612)                      --
    Proceeds from sale of common stock                                                             --                   23,324
    Reversal of Restricted Cash                                                                10,000                       --
    Proceeds from issuance of common stock (upon exercise of
        stock options and warrants)                                                             3,771                      277
                                                                                             --------                 --------
    Net cash provided by financing activities                                                 101,016                   25,864
                                                                                             --------                 --------
    Net increase in cash and cash equivalents                                                  37,807                    2,654
                                                                                             --------                 --------
    Cash and cash equivalents, beginning of the period                                       $ 15,505                 $ 10,219
                                                                                             ========                 ========
    Cash and cash equivalents, end of the quarter                                            $ 53,312                 $ 12,873
                                                                                             ========                 ========
    Cash paid for interest                                                                   $    266                 $    497
                                                                                             ========                 ========
    Cash paid for income taxes                                                               $     --                 $     --
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

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                SIX MONTHS ENDED
                         JUNE 30, 2004 AND JUNE 30, 2003
                                   (UNAUDITED)

NOTE 1. These condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations expected for the year ending December 31, 2004.

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

Except for the six months ended June 30, 2004, we have experienced operating losses and our future profitability continues to be uncertain. We have also experienced negative cash flow from operations. As of June 30, 2004, our accumulated deficit was $99,012,000 and we had outstanding indebtedness in an aggregate principal amount of $108,422,000. To remain operational, we must, among other things:

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

In June 2001, the Company entered into a Strategic Alliance Agreement with a subsidiary of Teva for twelve controlled-release generic pharmaceutical products. The agreement granted Teva exclusive U.S. prescription marketing rights for these products for a period of ten years from the date of Teva's first sale of the products. Under the terms of the agreement, Teva has sole and exclusive right to determine all terms and conditions of sale to its customers, including pricing, discounts, allowances, price adjustments, returns and rebates.

Revenues from product sales for these products under our strategic alliance are recognized at the time title and risk of loss transfers to Teva's customers. During the six months ended June 30, 2004, the Company commenced shipping its Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets. Teva ships the Bupropion products to its customers and reports the results on a monthly basis. Teva provides to IMPAX a financial report detailing its gross sales less applicable chargebacks, rebates and other credits to arrive at net sales, cost of sales information and gross margins for the Bupropion products. The Company is endeavoring to take steps under the Strategic Alliance Agreement to ensure that all such adjustments granted by its strategic partner in the future are reported to the Company on a timely basis. The information on the financial report is used by IMPAX to record its monthly revenue for the Bupropion products. These steps include, but are not limited to, regular discussions with Teva management regarding their monthly financial reports to IMPAX on our products marketed by Teva via monthly teleconferences and quarterly meetings. These discussions will cover all the areas of revenue recognition for these products, including but not limited to, sales credits, product returns and internal controls over Teva's financial reporting to IMPAX. Our procedures will include a review of applicable documentation for IMPAX revenue sharing. The Audit Committee of the Company's Board of Directors may take additional steps as deemed necessary. Under the contract terms, the Company has the option to perform an annual audit with our strategic partner. We began estimating returns for prescription products marketed by our strategic partners, such as Teva, called "Rx Partners," based on our internal returns analysis and historical industry statistics. The amount of revenue that IMPAX earns is based on reimbursement of manufacturing costs and or a fixed margin percentage.

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

                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                     ------------------------------------        -------------------------------
                                                         2004                   2003                 2004               2003
                                                     ------------            ------------        -------------      ------------
Numerator:
     Net income(loss)                                $       321              $    (2,284)         $     5,537       $    (5,497)
                                                     ===========              ===========          ===========       ===========
Denominator:
     Basic weighted average common shares
        outstanding                                   58,152,703               50,608,445           57,543,768        49,250,049
                                                     ===========              ===========          ===========       ===========
     Effect of dilutive options and warrants           4,264,751                       --            4,264,751                --
                                                     -----------              -----------          -----------       -----------
     Fully diluted weighted average common shares
        outstanding                                   62,417,454               50,608,445           61,808,519        49,250,049
                                                     ===========              ===========          ===========       ===========
Basic earnings per share                             $      0.01              $     (0.05)         $      0.10       $     (0.11)
                                                     ===========              ===========          ===========       ===========
Fully diluted earnings per share                     $      0.01              $     (0.05)         $      0.09       $     (0.11)
                                                     ===========              ===========          ===========       ===========

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

Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's income and earnings per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                   June 30,
                                                      ------------------------------             -----------------------------
                                                         2004                2003                  2004                 2003
                                                      --------             ---------             ---------            --------
Net income (loss), as reported                        $   321              $(2,284)              $  5,537             $ (5,497)
Add: Stock-based employee compensation
included in reported net income,
net of related tax effects                                 87                   --                     87                   --

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                             (1,990)                (946)                (2,999)              (1,808)
                                                      -------              -------               --------             --------
Pro forma net income (loss)                           $(1,582)             $(3,230)              $  2,625             $ (7,305)
                                                      =======              =======               ========             ========

Earnings per share:
         Basic - as reported                          $  0.01              $ (0.05)              $   0.10             $ (0.11)
                                                      =======              =======               ========             ========
         Basic - pro forma                            $ (0.03)             $ (0.06)              $   0.05             $ (0.15)
                                                      =======              =======               ========             ========

         Diluted - as reported                        $  0.01              $ (0.05)              $   0.09             $  (0.11)
                                                      =======              =======               ========             ========
         Diluted - pro forma                          $ (0.03)             $ (0.06)              $   0.04             $  (0.15)
                                                      =======              =======               ========             ========

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

In June 2004, the FASB discussed EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The EITF task force has proposed that companies count the shares that could be issued upon conversion of securities like the Company's debentures when calculating fully diluted per share earnings. Had EITF 04-08 been effective as of June 30, 2004, the Company's income and earnings per share would have been as indicated below:

                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                              June 30,
                                                        ----------------------------------    --------------------------------
                                                             2004                 2003             2004              2003
                                                        ------------           -----------    --------------     -------------
Numerator:
     Net income (loss) plus interest expense            $       618            $    (2,284)     $     5,834        $    (5,497)
                                                        ===========            ===========      ===========        ===========
Denominator:
     Basic weighted average common shares
        outstanding                                      58,152,703             50,608,445       57,543,768         49,250,049
                                                        ===========            ===========      ===========        ===========
     Effect of dilutive options and warrants              4,264,751                     --        4,264,751                 --
                                                        -----------            -----------      -----------        -----------
     Fully diluted weighted average common shares
        outstanding                                      62,417,454             50,608,445       61,808,519         49,250,049
                                                        ===========            ===========      ===========        ===========
Convertible debenture shares as converted                 3,383,188                     --        3,383,188                 --
                                                        -----------            -----------      -----------        -----------
Fully  diluted   weighted  average  common  shares
outstanding including converted shares pro-forma         65,800,642                     --       65,191,707                 --
                                                        ===========            ===========      ===========        ===========

Basic earnings per share                                $      0.01            $     (0.05)     $      0.10        $     (0.11)
                                                        ===========            ===========      ===========        ===========
Fully diluted earnings per share                        $      0.01            $     (0.05)     $      0.09        $     (0.11)
                                                        ===========            ===========      ===========        ===========
Fully diluted earnings per share include
converted shares - pro forma                            $      0.01                    N/A      $      0.09                N/A
                                                        ===========            ===========      ===========        ===========



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

In February 2004, the FASB issued revised FASB Staff Positions ("FSP") pertaining to FIN 46(R). The revised FSPs replace certain previously issued FIN 46 FSP for entities to which FIN 46(R) is applicable. This revision to FIN 46 did not have a material impact on the Company's financial condition or results of operation.

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

NOTE 4. Our gross receivables and related deductions activity for the six months ended June 30, 2004 and 2003, and the year ended December 31, 2003 was:

                                                                                  Six Months Ended
                                                                         ---------------------------------      Year Ended
                                                                          June 30,                June 30,      December 31,
           (in $000s)                                                       2004                    2003           2003
                                                                         ---------              ----------      -----------
          Gross accounts receivable                                      $  28,225              $  12,329       $ 17,091
          Less:  Accrued rebates                                            (3,632)                (2,165)        (2,700)
          Less:  Accrued chargebacks                                        (4,543)                (1,200)        (4,101)
          Less:  Other deductions                                             (229)                  (380)          (405)
                                                                         ---------              ---------       --------
          Net accounts receivable                                        $  19,821              $   8,584       $  9,885
                                                                         ---------              ---------       --------

Other deductions include allowance for disputable items, doubtful accounts, and cash discounts.


Net accounts receivable balance at June 30, 2004 includes $5,022,000 due from Teva as compared to zero at December 31, 2003.

Chargebacks and Rebates Accrual activity for the six months ended June 30, 2004 and 2003, and the year ended December 31, 2003 was:

                               CHARGEBACKS ACCRUAL

                                                                                  Six Months Ended
                                                                         ---------------------------------      Year Ended
                                                                          June 30,                June 30,      December 31,
           (in $000s)                                                       2004                    2003           2003
                                                                         ---------              ----------      -----------
   Beginning Balance                                                    $    4,101              $    1,373       $    1,373
   Add:  Provision related to sales made in current period                   5,962                   3,354           10,571
   Less:  Credits issued during the current period                          (5,520)                 (3,527)          (7,843)
                                                                        ----------              ----------       ----------
   Ending Balance                                                       $    4,543              $    1,200       $    4,101
                                                                        ----------              ----------       ----------


                                                         REBATES ACCRUAL

                                                                                  Six Months Ended
                                                                         ---------------------------------      Year Ended
                                                                          June 30,                June 30,      December 31,
           (in $000s)                                                       2004                    2003           2003
                                                                         ---------              ----------      -----------
Beginning Balance                                                      $    2,700              $    1,525         $   1,525
Add:  Provision related to sales made in current period                     3,326                   2,803             6,680
Less:  Credits issued during the current period                            (2,394)                 (2,163)           (5,505)
                                                                       ----------              ----------         ---------
Ending Balance                                                         $    3,632              $    2,165         $   2,700
                                                                       ----------              ----------         ---------
NOTE 5.  Our inventory consists of the following:



                                                                                                  June 30,        December 31,
   (in $000s)                                                                                       2004              2003
                                                                                                ----------        ------------
Raw materials .........................................................                         $  22,247           $  9,671
Work in process .......................................................                             4,256              5,303
Finished goods ........................................................                            10,599             13,505
                                                                                                ---------           --------
                                                                                                $  37,102           $ 28,479
                                                                                                =========           ========

The Company, as most companies in the generic pharmaceutical industry, may build inventories of certain ANDA related products that have not yet received FDA approval and/or satisfactory resolution of patent infringement litigation, when it believes that such action is appropriate to increase its commercial opportunity.

As of June 30, 2004, the Company's total inventory of $37,102,000 included $5,343,000 in inventories relating to products pending launch while IMPAX awaits receipt of FDA marketing approval and/or satisfactory resolution of patent infringement litigation, as follows:


                        (in $000s)
                        Raw materials                       $  5,343
                        Work in process                           --
                        Finished goods                            --
                                                            --------
                             Total                          $  5,343
                                                            --------

NOTE 6.  Intangibles consist of the following:

                                                                           Estimated
                                                                          useful life             June 30,       December 31,
                                                                            (years)                 2004             2003
   (in $000s)                                                             -----------            ---------       ------------

Product rights and licenses .....................................            3 - 8               $   2,691         $  2,691

Less:  Accumulated amortization .............................                                       (2,504)          (2,312)
                                                                                                 ---------         --------
                                                                                                 $     187         $    379
                                                                                                 =========         ========


Amortization expense was $96,000 for the three months and $192,000 for the six months ended June 30, 2004, respectively. Expected amortization expense for 2004 will be approximately $379,000.

NOTE 7.  ACCRUED EXPENSES AND DEFERRED REVENUE

                                                                             June 30,                     December 31,
         (in $000's)                                                           2004                           2003
                                                                           ----------                    -------------
         Sales returns                                                     $   6,257                      $   4,121
         Deferred revenues                                                     1,905                          1,751
         Accrued salaries and payroll expenses                                 2,037                          1,649
         Legal and professional fees                                           1,314                          1,478
         Accrued Medicaid rebates                                                550                            613
         Accrued royalty and gross profit sharing expense                        462                            559
         Accrued shelf stock reserve                                             281                            232
         Accrued interest                                                        310                             --
         Other accruals                                                          167                            469
                                                                           ---------                      ---------
                                                                           $  13,283                      $  10,872
                                                                           =========                      =========

NOTE 8.  RETURNS ACCRUAL

                                 RETURNS ACCRUAL

                                                                               Six Months Ended
                                                                       ---------------------------------             Year Ended
   (in $000s)                                                           June 30,                June 30,            December 31,
                                                                          2004                    2003                   2003
                                                                       ----------             ----------            ------------
   Beginning Balance                                                   $    4,121             $    3,100            $    3,100
   Add:  Provision related to sales made in current period                  3,872                    320                 2,276
   Less:  Credits issued during the current period                         (1,736)                  (320)               (1,255)
                                                                       ----------             ----------             ---------
   Ending Balance                                                      $    6,257             $    3,100             $   4,121
                                                                       ----------             ----------             ---------


The returns accrual balance at June 30, 2004 includes $1,070,000 for products marketed through Rx Partners, such as Teva, as compared to zero dollars at December 31, 2003.

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

As part of our patent litigation strategy, we obtained two policies covering up to $7 million of patent infringement liability insurance from American International Specialty Line Company ("AISLIC"), an affiliate of AIG International. This litigation insurance covered us against the costs associated with patent infringement claims made against us relating to seven of the ANDAs we filed under Paragraph IV of the Hatch-Waxman Amendments. Both policies have reached their limit of liability and the company has collected all monies from AISLIC. As of September 30, 2004, IMPAX does not have any accounts receivable due from AISLIC. While Teva has agreed to pay 45% to 50% of the attorneys' fees and costs (in excess of the $7 million covered by our insurance policies) related to the twelve products covered by our strategic alliance agreement with Teva, we will be responsible for the remaining expenses and costs for these products, and all of the costs associated with patent litigation for our other products and our future products.

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

NOTE 11.  LOAN AND SECURITY AGREEMENT WITH WACHOVIA BANK N.A.

In June 2004, the $25 million Loan and Security Agreement with Wachovia
Bank N.A. was amended, as follows:
     o  The cash collateral requirement of $10,000,000 was removed.
     o  The Adjusted Excess Availability Covenant was removed.
     o IMPAX will maintain at Wachovia Bank cash and investments in an amount not less than $25,000,000.
     o If the amount of cash and investments decline below $25,000,000, then the Cash Collateral requirement of $10,000,000 and Adjusted Excess Availability Covenant will be re-established.
     o If the Company reports negative free cash flow in any quarter, then reserves in the amount of the negative free cash flow will be reported on the Borrowing Base.
     o The maximum aggregate Capital Expenditures during any fiscal year in the amount of $8,000,000 was amended to permit a maximum cumulative aggregated amount of $45,000,000 for fiscal years 2004 and 2005.

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

NOTE 14.  RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS

Subsequent to the issuance of its condensed financial statements for the three and six months ended June 30, 2004, the Company determined that i) customer credits on sales of bupropion were not recorded in the proper periods, ii) the sales returns reserve was not properly recorded, and iii) sales invoices were prepared by Teva were incorrectly prepared. The impact of correcting these errors and reducing taxable income caused the previous tax provision to be reversed. As a result, the accompanying condensed financial statements for the three and six months ended June 30, 2004 have been restated from the amounts previously reported.

A summary of the effects of the restatement is as follows:

                            IMPAX LABORATORIES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                Three Months Ended                                 Six Months Ended
                                                   June 30, 2004                                     June 30, 2004
                                           ------------------------------                     ---------------------------
                                            As Previously                                     As Previously
                                              Reported       As Restated                         Reported     As Restated
                                           -------------     -----------                      -------------   -----------
Net sales                                        $30,304         $30,023                           $66,126       $61,537
Total revenues                                    30,845          30,564                            69,698        65,109
Gross margin                                      12,308          12,027                            32,611        28,022
Net income (loss) from operations                    895             614                            10,635         6,046
Net income (loss) before provision
for income taxes                                     602             321                            10,126         5,537
Provision for income taxes                            30              --                               506            --
Net income (loss)                                $   572         $   321                           $ 9,620       $ 5,537
Earnings per share:
   Basic                                         $  0.01         $  0.01                           $  0.17       $  0.10
   Diluted                                       $  0.01         $  0.01                           $  0.16       $  0.09

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      June 30,
                                                                                       2004
                                                                       ------------------------------------
                                                                       As Previously
                                                                         Reported             As Restated
                                                                       -------------          ------------
Accounts receivable                                                    $  23,340              $   19,821
Total current assets                                                     161,690                 158,171
Total assets                                                             235,806                 232,287
Accrued expenses and deferred revenues                                    12,719                  13,283
Total current liabilities                                                 40,946                  41,510
Total liabilities                                                        146,221                 146,785
Accumulated deficit                                                      (94,929)                (99,012)
Total stockholders' equity                                                89,585                  85,502
Total liabilities and stockholders' equity                               235,806                 232,287

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                       ------------------------------------
                                                                       As Previously
                                                                         Reported              As Restated
                                                                       --------------          ------------
Cash flows from operating activities:
     Net income (loss)                                                  $   9,620              $   5,537
Change in assets and liabilities:
    Accounts receivable                                                   (13,455)                (9,936)
    Other liabilities                                                       1,736                  2,300

We have reclassified Patent Opinion expense from Patent Litigation expense to Research and Development for the three months and six months period ending June 30, 2004 and June 30, 2003.

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

Many factors could cause or contribute to a material change from the results discussed in the forward-looking statements. Such factors include, in no particular order:

      o our ability to successfully develop and commercialize additional products;
      o     changes in the degree of competition for our products;
      o the difficulty of predicting U.S. Food and Drug Administration (FDA) and other regulatory authority approvals;
      o our reliance on strategic alliances and the success of such strategic alliances;
      o     the inability to acquire sufficient supplies of raw materials;
      o     litigation and/or threats of litigation;
      o     changes in our growth rates or the growth rates of our competitors;
      o legislative and FDA actions with respect to the government regulation of pharmaceutical products;
      o     public concern as to the safety of our products;
      o     changes in health care policy in the United States;
      o conditions in the financial markets in general or in general economic conditions;
      o     our inability to raise additional capital when needed;
      o the impact of competition from brand-name companies that sell their own generic products or successfully extend the exclusivity period of their branded products;
      o the difficulty in predicting the timing and outcome of legal proceedings, including patent-related matters such as patent infringement cases and patent challenge settlements;
      o court and FDA decisions on exclusivity periods under the Hatch-Waxman Amendments;
      o     our dependence on revenues from significant customers;
      o     our dependence on revenues from significant products; and
      o the increasing cost of insurance and the availability of product liability insurance coverage.

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the condensed financial statements for the three and six month periods ended June 30, 2004 as described in Note 14 to the condensed financial statements.

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

In June 2001, the Company entered into a Strategic Alliance Agreement with a subsidiary of Teva for twelve controlled-release generic pharmaceutical products. The agreement granted Teva exclusive U.S. prescription marketing rights for these products for a period of ten years from the date of Teva's first sale of the products. Under the terms of the agreement, Teva has sole and exclusive right to determine all terms and conditions of sale to its customers, including pricing, discounts, allowances, price adjustments, returns and rebates.

Revenues from product sales for these products under our strategic alliance are recognized at the time title and risk of loss transfers to Teva's customers. During the six months ended June 30, 2004, the Company commenced shipping its Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets. Teva ships the Bupropion products to its customers and reports the results on a monthly basis. Teva provides to IMPAX a financial report detailing its gross sales less applicable chargebacks, rebates and other credits to arrive at net sales, cost of sales information and gross margins for the Bupropion products. The Company is endeavoring to take steps under the Strategic Alliance Agreement to ensure that all such adjustments granted by its strategic partner in the future are reported to the Company on a timely basis. These steps include, but are not limited to, regular discussions with Teva management regarding their monthly financial reports to IMPAX on our products marketed by Teva via monthly teleconferences and quarterly meetings. These discussions will cover all the areas of revenue recognition for these products, including but not limited to, sales credits, product returns and internal controls over Teva's financial reporting to IMPAX. Our procedures will include a review of applicable documentation for IMPAX revenue sharing. The Audit Committee of the Company's Board of Directors may take additional steps as deemed necessary. Under the contract terms, the Company has the option to perform an annual audit with our strategic partner. The information on the financial report is used by IMPAX to record its monthly revenue for the Bupropion products. We began estimating returns for prescription products marketed by our strategic partners, such as Teva, called "Rx Partners," based on our internal returns analysis and historical industry statistics. The amounts of revenue that IMPAX earns is based on reimbursement of manufacturing costs and on a fixed gross margin percentage.

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

We began estimating returns for products marketed by our Rx Partners based on our internal returns analysis and historical industry statistics.

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

RESULTS OF OPERATIONS

Except for the six months ended June 30, 2004, we have incurred net losses in each quarter since our inception. We had an accumulated deficit of $99,012,000 at June 30, 2004.

THREE MONTHS ENDED JUNE 30, 2004, COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

OVERVIEW

The net income for the three months ended June 30, 2004, was $321,000 as compared to a net loss of $2,284,000 for the three months ended June 30, 2003.

REVENUES

Revenues for the second quarter of 2004 were $30,564,000, up more than 117% compared with revenues of $14,067,000 in the prior year's second quarter. The year-over-year increase for the quarter was primarily due to shipments of our generic versions of Wellbutrin(R) SR (Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, and Declomycin(R) (Demeclocycline Hydrochloride) 150 mg and 300 mg Tablets, which commenced during the first quarter of 2004; Zyban(R) (Bupropion Hydrochloride) and Sinemet(R) CR (Carbidopa/Levodopa) Extended Release Tablets, which commenced during the second quarter of 2004; and higher over-the-counter (OTC) product revenues. The sequential quarter decline was due to timing of product shipments and pipeline filling, particularly as related to the launch of Bupropion Hydrochloride in the first quarter. During the 2004 second quarter, IMPAX's revenues from sales of Bupropion Hydrochloride products, through our strategic alliance agreements with Teva and Andrx, were approximately $7,808,000, compared with $19,562,000 in the first quarter. In addition, in the first quarter the Company recognized revenue of $2.5 million from Teva related to the refundable deposit under its strategic alliance agreement.

The balance of $541,000 of other revenue represents revenues recognized pursuant to strategic agreements with Schering-Plough, Wyeth, and Novartis. These amounts represent the amortization of the milestone payments received by the Company over the life of the agreements. The following table summarizes the activity in net revenues for the three months ended June 30, 2004 and 2003:

                                                      2004           2003
                                                   ---------      ---------
         (in 000's)

         Product sales                             $ 38,364       $  17,932
         Less:
            Rebates                                  (2,207)         (1,741)
            Chargebacks                              (3,814)         (2,040)
            Product return reserve                   (1,302)           (188)
            Other credits                            (1,018)           (503)
                                                   --------      ----------
                 Net sales                           30,023          13,460
         Other Revenues                                 541             607
                                                   --------      ----------
            Total Revenues                         $ 30,564      $   14,067
                                                   ========      ==========

The rebates, chargebacks, returns and other credits decreased for the three months ended June 30, 2004 to approximately 22% of product sales as compared to approximately 25% for the comparable period in 2003. This decrease was due to Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets and Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets. Loratadine Pseudoephedrine Sulfate 12-hour Extended Release Tablets are exempt from rebates, chargebacks and other credits as per the agreements with Schering-Plough, Wyeth, and Novartis. We began estimating returns for products marketed by Rx Partners, based on our internal returns analysis and historical industry statistics. The returns accrual balance at June 30, 2004 includes $1,070,000 for products marketed through Rx Partners, such as Teva, as compared to zero dollars at December 31, 2003.

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

o Sale of prescription (Rx) products, such as Bupropion Hydrochloride, exclusively, through marketing partners, pursuant to strategic alliance agreements, such as Teva, called "Rx Partners;" and

o Sale of Loratadine OTC products through marketing partners, pursuant to strategic alliance agreements, such as Schering, Wyeth, Novartis, and Leiner, called "OTC."

The following table summarizes the net sales for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 by marketing channel:

                                                2004                  2003
                                                ----                  ----
         (in 000's)

         Global                              $ 16,649              $  9,709
         Rx Partners                            8,347                     -
         OTC                                    5,027                 3,751
                                             --------              --------
              Total Net Sales                $ 30,023              $ 13,460
                                             ========              ========

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

GROSS MARGIN

Gross margin for the three months ended June 30, 2004 was $12,027,000, or approximately 39% of total revenues, compared with gross margin of $4,746,000, or approximately 34% of total revenues, in the prior year's second quarter. The year-over-year increase in the gross margin percentage was primarily due to the introduction of new products since last year with higher margins, such as Bupropion Hydrochloride, Demeclocycline Hydrochloride, Flavoxate, and Carbidopa/Levodopa. The decrease in the gross margin percentage from the first quarter of 2004 to the second quarter of 2004 was primarily due to changes in product mix: higher OTC product revenues that have lower margins and lower Bupropion Hydrochloride product sales that have higher margins in the second quarter, and the $2,500,000 first quarter revenue from Teva related to the refundable deposit.

RESEARCH AND DEVELOPMENT EXPENSES

The research and development expenses for the three months ended June 30, 2004 were $5,439,000 less reimbursements of $78,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. under the Strategic Alliance Agreement signed in June 2001, as compared to $3,560,000 less reimbursements of $22,000 for the same period in 2003. The research and development expenditures in 2004 as compared to 2003 were attributable to higher personnel costs, biostudies, clinical studies, and new product introduction costs (technical transfer, scale-up and validation).

PATENT LITIGATION COSTS

The patent litigation expenses for the three months ended June 30, 2004, were $2,228,000 as compared to $787,000 for the same period in 2003. The year-to-year increase for the three months was primarily due to the ongoing Paragraph IV litigation related to our ANDAs for Omeprazole Capsules and Fenofibrate Tablets ANDAs.

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

INTEREST INCOME

Interest income for the three months ended June 30, 2004 was $271,000 as compared to $70,000 for the same period in 2003, primarily due to higher average cash equivalents and short-term investments generated from the net proceeds of the Company's $95 million convertible senior subordinated debentures.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2004 was $564,000 as compared to $264,000 for the same period in 2003. The increase in the interest expense for 2004 was primarily due to the 1.25% interest accrued on the Company's $95 million convertible senior subordinated debentures.

INCOME TAXES

On a quarterly basis, the Company evaluates its projected full year taxable income and related book-to-tax timing difference and the use of NOL carryforwards. The Company estimates that it is not subject to current year income taxes. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstance that may cause a change in our judgment about the realizability of our deferred tax assets. At December 31, 2003, the Company had a net operating loss-carryforwards totaling approximately $94,600,000, which expire from 2009 through 2023.

NET INCOME

The net income for the three months ended June 30, 2004, was $321,000 as compared to a net loss of $2,284,000 for the same period in 2003, primarily due to higher sales, partially offset by higher research and development, selling, and general administrative expenses.


SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

OVERVIEW

The net income for the six months ended June 30, 2004, was $5,537,000 as compared to a net loss of $5,497,000 for the six months ended June 30, 2003.

REVENUES

Revenues for the six months ended June 30, 2004 were $65,109,000, up more than 155% compared with revenues of $25,492,000 in the comparable period of the previous year. The year-over-year increase for the six months was primarily due to shipments of our generic versions of Wellbutrin(R) SR (Bupropion Hydrochloride) 100 mg and 150 mg Controlled Release Tablets, and Declomycin(R) (Demeclocycline Hydrochloride) 150 mg and 300 mg Tablets, which commenced during the first quarter of 2004, and Zyban(R) (Bupropion Hydrochloride) and Sinemet(R) CR (Carbidopa/Levodopa) Extended Release Tablets, which commenced during the second quarter of 2004.

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

The balance of $1,072,000 of other revenue represents revenues recognized pursuant to strategic agreements with Schering-Plough, Wyeth, and Novartis. These amounts represent the amortization of the milestone payments received by the Company, over the life of the agreement. The following table summarizes the activity in net revenues for the six months ended June 30, 2004 and 2003:

                                                                                         2004            2003
                                                                                      ---------        --------

         Product sales                                                                $ 76,397         $32,085
         Less:
            Rebates                                                                     (3,326)         (2,803)
            Chargebacks                                                                 (5,962)         (3,354)
            Product return reserve                                                      (3,872)           (320)
            Other credits                                                               (1,700)         (1,082)
                                                                                      --------         -------
                 Net sales                                                              61,537          24,526
         Revenue from reversal of refundable deposit from Teva                           2,500              --
         Other Revenues                                                                  1,072             966
                                                                                      --------         -------
         Total Revenues                                                               $ 65,109         $25,492
                                                                                      ========         =======

The rebates, chargebacks, returns and other credits decreased for the six months ended June 30, 2004 to approximately 19% of product sales as compared to approximately 24% for the comparable period in 2003. This decrease was due to Bupropion Hydrochloride 100 mg and 150 mg Controlled Release Tablets and Loratadine and Pseudoephedrine Sulfate (5mg/120mg) 12-hour Extended Release Tablets. Loratadine and Pseudoephedrine Sulfate 12-hour Extended Release Tablets are exempt from rebates, chargebacks and other credits as per the agreements with Schering-Plough, Wyeth, and Novartis.

The product sales reported by Teva to IMPAX are net of rebates, chargebacks and other credits pursuant to the June 2001 Strategic Alliance Agreement. We began estimating returns for products marketed by Rx Partners, based on our internal returns analysis and historical industry statistics. The reserve for sales returns for products marketed by Rx Partners was $1,070,000 at June 30, 2004.

The following table summarizes the net sales for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 by marketing channel:

                                                      2004           2003
                                                   ---------       --------
         (in 000's)

         Global                                    $ 25,835       $ 16,865
         Rx Partners                                 27,912             --
         OTC                                          7,790          7,661
                                                   --------       --------
              Total Net Sales                      $ 61,537       $ 24,526
                                                   ========       ========

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

GROSS MARGIN

Gross margin for the six months ended June 30, 2004 was $28,022,000, or approximately 43% of total revenues, as compared to $8,024,000, or approximately 31% of total revenues, for the same period in 2003. The year-over-year increase in the gross margin percentage was primarily due to the introduction of new products since last year with higher margins, such as Bupropion Hydrochloride, Demeclocycline Hydrochloride, Flavoxate, and Carbidopa/Levodopa, and the $2,500,000 revenue from Teva related to the refundable deposit.

RESEARCH AND DEVELOPMENT EXPENSES

The research and development expenses for the six months ended June 30, 2004 were $10,323,000 less reimbursements of $89,000 by a subsidiary of Teva Pharmaceutical Industries, Ltd. under the Strategic Alliance Agreement signed in June 2001, as compared to $7,107,000 less reimbursements of $154,000 for the same period in 2003. The higher research and development expenditures in 2004 as compared to 2003 were attributable to higher personnel costs, biostudies, clinical studies, and new product introduction costs.

PATENT LITIGATION EXPENSES

The patent litigation expenses for the six months ended June 30, 2004 were $3,848,000 as compared to $995,000 for the same period in 2003. The year-to-year increase for the six months was primarily due to the ongoing Paragraph IV litigation related to our ANDAs for Omeprazole Capsules, Fenofibrate Tablets and Fexofenadine and Pseudoephedrine Tablets.

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

INTEREST INCOME

Interest income for the six months ended June 30, 2004 was $327,000 as compared to $112,000 for the same period in 2003, primarily due to higher average cash equivalents and short-term investments generated from the net proceeds of the Company's $95 million convertible senior subordinated debentures.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2004 was $836,000 as compared to $495,000 for the same period in 2003. The increase in interest expense for 2004 was primarily due to the 1.25% interest accrued on the Company's $95 million convertible senior subordinated debentures.

INCOME TAXES

On a quarterly basis, the Company evaluates its projected full year taxable income and related book-to-tax timing difference and the use of NOL carryforwards. The Company estimates that it is not subject to current year income taxes. We evaluate the realizability of deferred tax assets on an annual and quarterly basis or if there is a significant change in circumstance that may cause a change in our judgment about the realizability of our deferred tax assets. At December 31, 2003, the Company had a net operating loss-carryforwards totaling approximately $94,600,000, which expire from 2009 through 2023.

NET INCOME

The net income for the six months ended June 30, 2004, was $5,537,000 as compared to a net loss of $5,497,000 for the same period in 2003, primarily due to higher sales, partially offset by higher research and development, selling, and general administrative expenses.

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

The net cash provided by financing activities for the six months ended June 30, 2004, was approximately $101,016,000, consisting primarily of the $95,000,000 proceeds, less capitalized costs of $3,612,000, from the Company's convertible senior subordinated debentures offering completed in April 2004, and proceeds of $3,771,000 from issuance of common stock upon the exercise of options and warrants.

In April 2004, the Company terminated the loan agreements with PIDA and DRPA and repaid the remaining balances totaling approximately $992,000.

For the six months ended June 30, 2004, significant uses of cash from operating activities included, primarily, the increase in accounts receivable balance of $9,936,000 and inventory buildup of $8,623,000, partially offset by favorable cash flow from operations, (excluding depreciation and amortization) of $7,619,000. During the three months ended June 30, 2004, we repaid our partners, Teva and Andrx, approximately $11.8 million for their portion of funding the inventory buildup for the Bupropion Hydrochloride products.

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

We have not paid any cash dividends on our common stock and we do not plan to pay any such cash dividends in the foreseeable future. We plan to retain any earnings for the operation and expansion of our business. Our loan agreements prohibit the payment of dividends without the other party's consent.

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

MAJOR OPERATIONAL HIGHLIGHTS FOR THE SIX MONTHS ENDED JUNE 30, 2004

o On January 28, 2004, IMPAX announced that the U.S. Food and Drug Administration (FDA) granted final approval to the Company's Abbreviated New Drug Application (ANDA) for its generic version of Wellbutrin(R) SR (Bupropion Hydrochloride) 100 mg Controlled Release Tablets and granted tentative approval to the Company's generic version of Wellbutrin SR 150 mg Controlled Release Tablets. GlaxoSmithKline markets Wellbutrin SR for the treatment of depression. According to NDCHealth, U.S. sales of these dosage forms of Wellbutrin SR Tablets were approximately $1.2 billion in the twelve months ended June 30, 2004.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash and cash equivalents includes U.S. government and short-term high-grade commercial paper stated at cost which approximates market value. The primary objective of the Company's investment activities is to preserve principal and maximize yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio in a variety of high credit quality securities, including U.S. Government securities, treasury bills, and short-term high-grade commercial paper. One hundred percent of the Company's portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at June 30, 2004. The Company's debt instruments at June 30, 2004, are subject to fixed and variable interest rates and principal payments. We believe that the fair value of our fixed and variable rate long-term debt approximates their carrying value of approximately $108 million at June 30, 2004. While changes in market interest rates may affect the fair value of our fixed and variable rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on the Company's financial statements will not be material.

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

Subsequent to issuance of the condensed financial statements for the quarter ended June 30, 2004, the Company restated its condensed financial statements as described in Note 14. The Company determined that a material weakness existed in its internal controls. The company is endeavoring to take steps to correct the deficiency that gave rise to this restatement. These steps include, but are not limited to, regular discussions with Teva management regarding their monthly financial reports to IMPAX on our products marketed by Teva via monthly teleconferences and quarterly meetings. These discussions will cover all the areas of revenue recognition for these products, including but not limited to, sales credits, product returns and internal controls over Teva's financial reporting to IMPAX. Our procedures will include a review of applicable documentation for IMPAX revenue sharing. The Audit Committee of the Company's Board of Directors may take additional steps as deemed necessary. The Company is endeavoring to take steps under the strategic alliance agreement to ensure that all such adjustments granted by its strategic partner in the future are reported to the Company on a timely basis. Under the contract terms, the Company has the option to perform an annual audit with our strategic partner. The Company has disclosed and discussed this with its Audit Committee. For more information concerning the restatement, see Note 11 in the Notes to Financial Statements contained in the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 and Note 14 in the Notes to Financial Statements contained in the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004.

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

On July 23, 2003, IMPAX filed Summary Judgment motions for non-infringement of U.S. Patent Nos. 6,039,974, 6,113,942, and 5,855,912; and for non-infringement and invalidity of U.S. Patent No. 5,738,872. Opposition papers were filed on August 11, 2003. Reply papers were filed on September 24, 2003. On October 24, 2003, IMPAX filed a brief discussing the impact of the recent Festo decision on their Motions for Summary Judgment of non-infringement. Oral argument for the Summary Judgment Motion regarding the `912, `942, and `974 patents was heard on November 3, 2003. Oral argument for the Summary Judgment Motion regarding the `872 patent was heard on December 8, 2003. On June 29, 2004, the court granted the Company's Motions for Summary Judgment of Non-infringement of the `912 and `942 patents and denied the Company's Motion for Summary Judgment of Non-infringement of the `974 patent. At the same time, the court ordered that a ruling on the Company's motion for Summary Judgment for the Non-infringement of the `872 patent is reserved pending a Markman hearing to be held on September 9, 2004 to assist the court in construing the patent's product-by-process claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 17, 2004, the following actions were approved, by the votes indicated:

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

b) The proposed increase in the authorized shares of the Company's common stock from 75,000,000 to 90,000,000, was approved as follows:

    43,025,827 For        1,510,097 Against              10,041 Abstaining

c) The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending December 31, 2004 was ratified, as follows:

    44,013,036 For          556,763 Against               9,167 Abstaining

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

             o   3.18  -  Certificate of Amendment of Restated Certificate
                          of Incorporation of Impax Laboratories, Inc.
                          dated as of May 17, 2004.

             o   10.65 -  Second Amendment to Loan and Security Agreement
                          between Wachovia Bank and Impax Laboratories, Inc. dated June 23, 2004.

             o   10.66 -  Amendment to the Development, License and Supply
                          Agreement between Wyeth Consumer Healthcare Division and Impax Laboratories, Inc. dated as of July 9, 2004.

             o   31.1  -  Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

             o   31.2  -  Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

             o   32.1  -  Certifications pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002.

     (b)    Reports

             o On May 5, 2004, the Company furnished a report on Form 8-K (Items 9, 12) announcing earnings for the first quarter ended March 31, 2004.

             o On May 17, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final approval to the Company's ANDA for Carbidopa/Levodopa Extended Release Tablets.

             o On May 27, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final marketing approval to the Company's ANDA for its generic version of Zyban(R) 150 mg Controlled Release Tablets.

             o On May 28, 2004, the Company filed a report on Form 8-K (Item 9) announcing that the FDA had granted final marketing approval to the Company's ANDA for its generic version of Promatine 2.5 mg and 5 mg Tablets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 IMPAX LABORATORIES, INC.



 By:         /s/   BARRY R. EDWARDS                      November 16, 2004
     ------------------------------------------          -----------------
              Chief Executive Officer
          (Principal Executive Officer)



 By:       /s/   CORNEL C. SPIEGLER                      November 16, 2004
     ------------------------------------------          -----------------
               Chief Financial Officer
    (Principal Financial and Accounting Officer)