Form 10-Q/A
period 2002-09-30
IMPAX LABORATORIES INC
filed 2005-03-16
CIK 1003642

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________

Commission file number 0-27354


                            Impax Laboratories, Inc.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Delaware                                   65-0403311
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)



           30831 Huntwood Avenue - Hayward, California   94544
          -------------------------------------------------------
          (Address of principal executive offices)     (Zip code)


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

         Yes |X|  No |_|

The number of shares outstanding of the registrant's common stock as of October 31, 2002 was approximately 47,870,717.

                                EXPLANATORY NOTE

         The Registrant is filing this amendment to its Quarterly Report on Form 10-Q for the period ended September 30, 2002, which was originally filed with the Securities and Exchange Commission on November 5, 2002, in order to revise
Item 6 and file the Company's Executive Non-Qualified Deferred Compensation Plan as Exhibit 10.1. This report only adds Exhibit 10.1 and includes Exhibits 31.1 and 31.2, the modified certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and SEC regulations, and no other changes are being made to such Quarterly Report. The Company's Executive Non-Qualified Deferred Compensation Plan was amended and restated effective January 1, 2005 and such restated plan is filed as an exhibit to the Company's Current Report on Form 8-K dated March 16, 2005.

This Amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated in this Amendment any of the disclosures contained in the original filing to reflect any events that occurred at a later date.


          ___________________________________________________________________

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         10.1 Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan*

         10.60 Development, License and Supply Agreement dated as of June 1, 2002 between Wyeth, acting through its Wyeth Consumer Healthcare Division, and Impax Laboratories, Inc. (Previously filed)

         10.61 Licensing, Contract Manufacturing & Supply Agreement between Schering Corporation and Impax Laboratories, Inc. dated June 18, 2002. (Previously filed)

         31.1     Certification of Chief Executive Officer

         31.2     Certification of Chief Financial Officer

 ----------------------
         * Indicates management contract or compensatory plan or arrangement.



         (b) Reports:

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of March 15, 2005.



                             IMPAX LABORATORIES, INC.



                             By:   /s/ Barry R. Edwards
                                 ----------------------------------------------
                                   Barry R. Edwards
                                   (Principal Executive Officer)
                                   Chief Executive Officer


                             By:   /s/ Cornel C. Spiegler
                                 ----------------------------------------------
                                   Cornel C. Spiegler
                                   (Principal Financial and Accounting Officer)
                                   Chief Financial Officer