Form 10-K
period 2008-12-31
IMPAX LABORATORIES INC
filed 2009-03-12
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-27354
IMPAX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA (Address of principal executive offices)	94544 (Zip Code)

Registrant’s telephone number, including area code:
(510) 476-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of class)

Series A Junior Participating Preferred Stock Purchase Rights
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.

As of March 10, 2009, there were 60,225,538 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 19, 2009 have been incorporated by reference into Part III of this Report.

Forward-Looking Statements

Statements included in this Annual Report that do not relate to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Report. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position, results of operations and market value of our common stock, our ability to timely file periodic reports required by the Securities Exchange Act of 1934, our ability to maintain an effective system of internal control over financial reporting, our ability to sustain profitability and positive cash flows, our ability to maintain sufficient capital to fund our operations, any delays or unanticipated expenses in connection with the construction of our Taiwan facility, our ability to successfully develop and commercialize pharmaceutical products, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our reliance on key alliance agreements, the availability of raw materials, the regulatory environment, exposure to product liability claims, fluctuations in operating results and other risks described below in “Item 1A. Risk Factors”. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

PART I

Item 1.	Business

Our Business

Impax Laboratories, Inc. is a technology-based, specialty pharmaceutical company focused on the development and commercialization of bioequivalent and brand-name pharmaceuticals, utilizing our controlled-release and other in-house development and formulation expertise. Bioequivalent pharmaceuticals, commonly referred to as “generics,” are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. Bioequivalent pharmaceuticals contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name pharmaceuticals already approved for use in the United States by the Food and Drug Administration (“FDA”).

In the generic pharmaceuticals market, we focus our efforts on controlled-release generic versions of selected brand-name pharmaceuticals covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or limited competition. We employ our technologies and formulation expertise to develop generic products that will reproduce the brand-name product’s physiological characteristics but not infringe any valid patents relating to the brand-name product. We generally focus on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies.

We are also developing specialty generic pharmaceuticals that we believe present one or more barriers to entry by competitors, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In the brand-name pharmaceuticals market, we are developing products for the treatment of central nervous system (“CNS”) disorders. Our brand-name product portfolio consists of development-stage projects to which we are applying our formulation and development expertise to develop differentiated, modified, or controlled-release versions of currently marketed (either in the U.S. or outside the U.S.) drug substances. We intend to expand our brand-name products portfolio primarily through internal development and also through licensing and acquisition.

To obtain FDA approval for a new drug product, a prospective manufacturer must submit a new drug application (“NDA”) containing the results of clinical studies supporting the product’s safety and efficacy. The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the “Hatch-Waxman” amendments, established an abbreviated new drug application (“ANDA”) for obtaining FDA approval of generic versions of certain drugs. An ANDA is similar to an NDA except that the applicant is not required to conduct and submit to the FDA clinical studies to demonstrate the safety and effectiveness of the drug. Instead, for drugs that contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as drugs already approved for use in the United States, the FDA ordinarily requires only bioavailability data demonstrating the generic formulation is bioequivalent to the previously approved reference listed drug, indicating that the rate of absorption and the levels of concentration of the generic drug in the body do not show a significant difference from those of the previously approved reference listed drug product. The FDA currently takes approximately 20 months on average to approve an ANDA following the date of its first submission. See “— Regulation.”

If we intend to market our product before patent expiration and believe our product will not infringe the innovator’s patents or that such patents are invalid or unenforceable, we are required to so certify in our filing of an ANDA and to send a notice thereof to the patent holder once our filing is accepted. If the patent holder responds with a timely suit against us to enforce the patent, the FDA is required to withhold its approval of our ANDA for up to 30 months. See “— Regulation.” Filings made under the Hatch-Waxman amendments often result in the initiation of litigation by the patent holder. See “Item 3. Legal Proceedings.”

We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products through three sales channels: the “Global Products” sales channel, for generic pharmaceutical prescription (“Rx”) products we sell directly to wholesalers, large retail drug chains, and others; the “RX Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical over-the-counter (“OTC”) products sold through unrelated third-party pharmaceutical entities pursuant to alliance agreements. Our Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address CNS disorders. The Impax Division is also engaged in the co-promotion of products developed by unrelated third-party pharmaceutical entities through a direct sales force focused on marketing to physicians (referred to as “physician detailing sales calls”) in the CNS community. Our total revenues for the years ended December 31, 2008 and 2007 were predominantly derived from our Global Division. See “Item 8. Financial Statements and Supplementary Data — Note 18 to Consolidated Financial Statements” for financial information about our segments for the years ended December 31, 2008, 2007 and 2006. We sell our products within the continental United States and the Commonwealth of Puerto Rico. We have no sales in foreign countries.

We market generic pharmaceutical prescription and OTC products through our Global Division and intend to market our branded pharmaceutical products through our Impax Division. Additionally, when strategically appropriate, we enter into alliance agreements to fully leverage our technology platform. As of March 10, 2009, we marketed 70 generic pharmaceuticals representing dosage variations of 24 different pharmaceutical compounds through our Global Pharmaceuticals Division and another 16 products representing dosage variations of four different pharmaceutical compounds through our alliance agreements’ partners.

The following summarizes our generic pharmaceutical product development activities as of March 10, 2009:

•	53 ANDAs approved by the FDA, which include generic versions of brand name pharmaceuticals such as Brethine®, Florinef®, Minocin®, Claritin-D® 12-hour, Claritin-D® 24-hour, Wellbutrin SR® and Prilosec®.

•	24 applications pending at the FDA, including two tentatively approved (i.e., satisfying substantive FDA requirements but remaining subject to statutory pre-approval restrictions), that address approximately $13.5 billion in recent 12 month U.S. product sales.

•	40 products in various stages of development for which applications have not yet been filed.

In addition, we have one branded pharmaceutical product for which we have recently completed a Phase III clinical study, a second product in Phase II and four other programs in the early exploratory phase.

Unless otherwise indicated, all product sales data and U.S. market size data in this Annual Report on Form 10-K are based on information obtained from Wolters Kluwer Health, an unrelated third-party provider of prescription market data. We did not independently engage Wolters Kluwer Health to provide this information.

We were incorporated in the State of Delaware in 1995. Our corporate headquarters are located at 30831 Huntwood Avenue, Hayward, California 94544. We were formerly known as Global Pharmaceutical Corporation until December 14, 1999, when Impax Pharmaceuticals, Inc., a privately held drug delivery company, merged into Global Pharmaceutical Corporation, which changed its name to Impax Laboratories, Inc. in connection with the merger. We treated the merger as the recapitalization of Impax Pharmaceuticals, Inc., with Impax Pharmaceuticals, Inc. deemed the acquirer of Global Pharmaceutical Corporation, and such transaction was deemed a reverse acquisition for accounting purposes.

Controlled-Release Technology

Controlled-release drug delivery technologies are designed to release drug dosages at specific times and in specific locations in the body and generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms. The controlled-release pharmaceuticals may improve drug efficacy, ensure greater patient compliance with the treatment regimen, reduce side effects or increase drug stability and be more “patient friendly” by reducing the number of times a drug must be taken.

We have developed a number of different controlled-release delivery technologies that can be utilized with a variety of oral dosage forms and drugs. We believe that these technologies are flexible and can be applied to develop a variety of pharmaceutical products, both generic and branded. Our technologies utilize a variety of polymers and other materials to encapsulate or entrap the active pharmaceutical ingredients and to release them at varying rates or at predetermined locations in the gastrointestinal tract.

Our Products

Generic Pharmaceuticals

The following table lists our 50 products, representing 53 ANDAs that have been approved by the FDA:

Product	Generic of

2004 OR EARLIER
Pentoxifyline 400 mg Tablets(1)	Trental®
Orphenadrine 100 mg Tablets	Norflex®
Omeprazole 10 and 20 mg Capsules(2c)	Prilosec®
Minocycline 50, 75 and 100 mg Capsules	Minocin®
Sotalol 80, 120(1), 160(1) and 240 mg(1) Tablets	Betapace®
Terbutaline 2.5 and 5 mg Tablets	Brethine®
Fludrocortisone 0.1 mg Tablets	Florinef®
Rimantadine 100 mg Tablets	Flumadine®
Riluzole 50 mg Tablets(1)	Rilutek®
Pyridostigmine 60 mg Tablets	Mestinon®
Chloroquine 250 mg Tablets	N/A
Chloroquine 500 mg Tablets	Aralen®
Flavoxate 100 mg Tablets	Urispas®
Loratadine Orally Disintegrating Tablets, 10mg(1)	Claritin Reditab®
Fenofibrate 67, 134 and 200 mg Capsules	Lofibra®
Loratadine and Pseudoephedrine Sulfate 5/120 mg ER Tablets	Claritin-D 12-hr®
Methitest (Methyltestosterone) 10 and 25 mg(1) Tablets (2 separate ANDAs)	Android®
Bupropion Hydrochloride 100 and 150 mg ER Tablets (twice daily)	Wellbutrin SR®
Bupropion Hydrochloride 150 mg ER Tablets (twice daily)	Zyban®
Loratadine and Pseudoephedrine Sulfate 10/240 mg ER Tablets	Claritin-D® 24-Hour
Demeclocycline Hydrochloride 150 and 300 mg Tablets	Declomycin®
Carbidopa/Levodopa 25/100 & 50/200 mg ER Tablets	SinemetCR®
Midodrine Hydrochloride 2.5, 5 and 10 mg Tablets	ProAmatine
Metformin HCl 500 mg ER Tablets(1)	Glucophage XR®
Oxycodone Hydrochloride 80 mg ER Tablets(1)	OxyContin®
Bupropion Hydrochloride 200 mg ER Tablets (twice daily)	Wellbutrin SR®
2005
Dantrolene Sodium 25, 50 and 100 mg Capsules	Dantrium®
Anagrelide Hydrochloride 0.5 and 1.0 mg Capsules(1)	Agrylin®
Carprofen 25, 75 and 100 mg Caplets (a veterinary product)	Rimadyl®
Metformin HCI 750 mg ER Tablets(1)	Glucophage XR®
Oxycodone Hydrochloride 10, 20 and 40 mg Tablets(1)	OxyContin®
2006
Pilocarpine Hydrochloride 5 and 7.5 mg Tablets	Salagen®
Colestipol Hydrochloride 5 g Packet and 5 g Scoopful	Colestid®
Colestipol Hydrochloride 1 g Tablets	Colestid®

Product	Generic of

Bethanechol Chloride 5, 10, 25 and 50 mg Tablets (4 separate ANDAs)	Urecholine®
Oxybutynin Chloride 15 mg ER Tablets(2a)	Ditropan XL®
Bupropion Hydrochloride 300 mg ER Tablets(2b) (once daily)	Wellbutrin XL®
2007
Nadolol /Bendroflumethiazide 40/5 and 80/5 mg Tablets	Corzide®
Oxybutynin Chloride 5 and 10 mg ER Tablets(2a)	Ditropan XL®
Alprazolam 0.5, 1, 2 and 3 mg ER Tablets(1)	Xanax XR®
Gemfibrozil 600 mg Tablets(1)	Lopid®
Dipyridamole 25, 50, 75 mg Tablets USP	Persantine®
Baclofen 10 and 20 mg Tablets (2 separate ANDAs)(1)	N/A
2008
Primidone 50 and 250 mg Tablets	Mysoline®
Promethazine 12.5, 25 and 50 mg Tablets (2 separate ANDAs)	Phenergan®
Fenofibrate 54 and 160 mg Tablets	Lofibra®
Benzphetamine 50 mg Tablets(1)	Didrex®
Bupropion Hydrochloride 150 mg ER Tablets(2b) (once daily)	Wellbutrin XL®
2009
Omeprazole 40 mg Capsules(2c)	Prilosec®
Minocycline HCI 45, 90 and 135 mg ER Tablets(1)	Solodyn®

(1)	Not currently marketed.

(2)	Multiple products filed under same ANDA, including (i) 2a: Oxybutynin Chloride products, (ii) 2b: Bupropion Hydrochloride products, and (iii) 2c: Omeprazole products.

As of March 10, 2009, we had 24 products pending at the FDA, of which 12 products, representing 12 ANDAs, had been publicly identified. The following table lists our 12 publicly identified products pending at the FDA:

Product	Generic of

Cyclobenzaprine CD 15 and 30 mg Capsules	Amrix®
Doxycycline Hyclate DR 75 and 100 mg Tablets	Doryx®
Divalproex Sodium 250 and 500 mg ER Tablets	Depakote ER®
Fexofenadine Hydrochloride and Pseudoephedrine Hydrochloride 60/120 mg ER Tablets	Allegra-D®
Methylphenidate HCI 18, 27, 36 and 54 mg ER Tablets	Concerta®
Oxymorphone HCI 5, 7.5, 10, 15, 20, 30 and 40 mg ER Tablets	Opana ER®
Single-Entity Amphetamine 5, 10, 15, 20, 25 and 30 mg ER Capsules	Adderall XR®
Tamsulosin 0.4 mg Capsules	Flomax®
Tolterodine Tartrate 2 and 4 mg ER Capsules	Detrol LA®
Tramadol HCI 100, 200 and 300 mg ER Tablets	Ultram ER®
Venlafaxine HCl 37.5, 75 and 150 mg ER Capsules	Effexor XR®
Duloxetine HCI 20, 30 and 60 mg DR Capsules	Cymbalta®

Brand-Name Pharmaceuticals

In the brand-name pharmaceuticals market, we have thus far focused our efforts on the development of products for the treatment of CNS disorders, which include Alzheimer’s disease, attention deficit hyperactivity disorder, depression, epilepsy, migraines, multiple sclerosis, Parkinson’s disease, and schizophrenia. We estimate there are approximately 11,000 neurologists, of which, historically, a concentrated number are responsible for writing the majority of neurological CNS prescriptions. CNS is the largest therapeutic category in the United States with 2008 sales of $70.8 billion, or 21.5% of the $330.0 billion U.S. drug market. CNS drug sales grew 8.1% in 2008, compared with a sales growth of 4.1% for the entire industry. Our strategy is to build this portfolio primarily through internal development and through licensing and acquisition. We intend to utilize our formulation and development expertise as well as our drug delivery technologies in the formulation of drug substances no longer protected by patents as differentiated, modified, or controlled-release pharmaceutical products that we will market as brand-name products.

While we have not yet commercialized a brand-name product and have withdrawn our only NDA filed to date, we have recently completed a Phase III clinical study of one product intended to treat spasticity in patients with multiple sclerosis. We have also filed an Investigational New Drug (“IND”) application and have begun Phase II clinical studies of another CNS product, and are in the early exploratory phase with respect to four additional CNS products.

Competition

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors are Sandoz, Inc., Mylan, Inc., Ranbaxy Laboratories Limited, Teva Pharmaceutical Industries, Ltd., Watson Pharmaceuticals, Inc and Actavis Inc.

Due to our focus on relatively hard to replicate controlled-release products, competition in the generic pharmaceutical market is sometimes limited to those competitors who possess the appropriate drug delivery technology. The principal competitive factors in the generic pharmaceutical market are:

•	the ability to introduce generic versions of products promptly after a patent expires;

•	price;

•	product quality;

•	customer service (including maintenance of inventories for timely delivery);

•	the ability to identify and market niche products.

In the brand-name pharmaceutical market, we are not marketing our internally-developed products. However, if we obtain the FDA approval for, and start marketing, our own CNS brand-name pharmaceuticals, we expect that competition will be limited to large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.

Sales and Marketing

We market and sell our generic pharmaceutical prescription drug products within the continental United States of America and the Commonwealth of Puerto Rico. We derive a substantial portion of our revenue from sales to a limited number of customers. The customer base for our products consists primarily of drug wholesalers, warehousing chain drug stores, mass merchandisers, and mail-order pharmacies. We market our products both directly, through our Global Division, and indirectly through our Rx Partner and OTC Partner alliance agreements, as described below. Our five major customers, McKesson Corporation, Teva, DAVA Pharmaceuticals, Inc., Cardinal Health and Amerisource-Bergen, accounted for 68% of gross revenue for the year ended December 31, 2008. These five customers individually accounted for 18%, 14%, 14%, 12% and 11%, respectively, of our gross revenue for the year ended December 31, 2008. We have a long-term contract currently in effect only with Teva. A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

Rx Partner and OTC Partner Alliance Agreements

We currently have alliance agreements with Teva, Wyeth and Schering-Plough Corporation, or their affiliates. We also have an alliance agreement with DAVA but have not shipped products under that agreement since early 2008 and do not expect to do so for the foreseeable future. On a combined basis, the alliance agreements with Teva and DAVA are referred to as “Rx Partner” agreements and those with Wyeth and Schering-Plough are referred to as “OTC Partner” agreements. Under each of these Rx Partner and OTC Partner alliance agreements, our partner distributes a specified product or products developed and manufactured by us, and we either receive payment on delivery of the product, share in the resulting profits, or receive royalty or other payments from our partners. The revenue recognized and the percentage of gross revenue for each of the periods noted, for the Rx Partner and OTC Partner alliance agreements, is as follows:

	Years Ended December 31
	2008		2007		2006
	($ in 000s)

Gross Revenue and% Gross Revenue
Teva Agreement	$40,947	14%	$42,480	13%	$33,910	18%
Dava Agreement	$40,831	14%	$118,634	35%	$2,899	2%
Sub-Total: Rx Partner	$81,778	28%	$161,114	48%	$36,809	20%
OTC Partner	$15,946	5%	$11,866	4%	$13,782	7%

Rx Partner Alliance Agreements

Teva Agreement

We entered into the Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement is our most significant alliance agreement, and it covers generic versions of the following 11 controlled-release generic pharmaceutical branded and OTC products and a 12th product we have not yet publicly identified, as follows:

•	Prilosec® 10, 20 and 40 mg delayed released capsules

•	Wellbutrin SR® 100 and 150 mg extended release tablets

•	Zyban® 150 mg extended release tablets

•	Claritin-D® 12-hour 120 mg 12-hour extended release tablets

•	Claritin-D®24-hour 240 mg 24-hour extended release tablets

•	Claritin Reditabs® 10 mg orally disintegrating tablets

•	Ditropan XL® 5, 10 and 15 mg extended release tablets

•	Glucophage XR® 500 mg extended release tablets

•	Allegra-D® 60/120 mg extended release tablets

•	Concerta® 18, 27, 36 and 54 mg extended release tablets

•	Wellbutrin XL® 150 and 300 mg extended release tablets

The 12 covered products under the Teva Agreement represent 22 different product/strength combinations, of which, as of February 24, 2009, 15 have been approved by the FDA and are currently being marketed, five are awaiting FDA approval and two are under development. With the exception of Glucophage XR®, which Teva elected to develop and manufacture itself; Wellbutrin XL® 150 mg and Allegra-D®, for which product rights have been returned to us; and the Claritin® products noted above, we manufacture and supply each of these products to Teva. Teva pays us a fixed percentage of defined profits on its sales of products, except for the Claritin® products noted above, and reimburses us for our manufacturing costs, for a term of 10 years from the initial commercialization of each product. Additionally, under the Teva Agreement, we share with Teva the profits (up to a maximum of 50%) from the sale of the generic pharmaceutical OTC versions of the Claritin® products noted above, sold through our OTC Partners’ alliance agreements.

The Teva Agreement also included a number of additional obligations, terms, and conditions. Under the Teva Agreement, Teva provided us with an interest-bearing advance deposit payable of $22 million for the purchase of exclusive marketing rights to the 12 products, contingent upon our achievement of specified product development milestones. To the extent the milestones were not met, we were required to repay the advance deposit, except to the extent Teva elected to purchase market exclusivity for particular products in exchange for forgiveness of specified amounts of the deposit. Ultimately, none of the milestones were met by us, and Teva elected to purchase market exclusivity for two of the products, forgiving $6 million of the advance deposit payable. We also had the option to repay the remaining $16 million of the advance deposit payable in shares of our common stock and did so in 2003 and 2004 with approximately 1.05 million shares of our common stock. Also pursuant to the Teva Agreement, Teva in 2001 and 2002 purchased approximately 1.46 million of our common shares for $15 million. The Teva Agreement gave us the right to repurchase one-sixth of the shares for nominal consideration upon the first commercial sale of specified products, which we achieved and exercised in 2006. These and other provisions of the Teva Agreement are discussed in detail in “Item 8. Financial Statements and Supplementary Data — Note 13 to Consolidated Financial Statements.”

Our remaining obligations under the Teva Agreement are to complete development of the covered products still under development, continue our efforts to obtain FDA approval of those not yet approved, and manufacture and supply the approved products to Teva. Our obligation to manufacture and supply each product extends for 10 years following the commercialization of the product.

DAVA Agreement

In November 2005, we entered into an alliance agreement with DAVA related to the exclusive supply and distribution of 10, 20, 40 and 80 mg strengths of our generic version of the branded OxyContin® product (“DAVA Agreement”). The DAVA Agreement originally provided for DAVA’s payment of an appointment fee in installments over five years, specified acquisition prices for the various strengths of the product, and a specified share of the net profits resulting from DAVA’s sales of the product. We amended the DAVA Agreement in February 2007 to eliminate future installments of the appointment fee in exchange for an increased share of the net profits. As a result of the May 2007 settlement of litigation brought by the OxyContin® patent holder, distribution of our product for the foreseeable future terminated in early 2008, and can resume only upon expiration of the last OxyContin® patent in 2013 or certain other events. As a result, the DAVA agreement, while not terminated, imposes no obligations on either party for the foreseeable future. Our revenue under the DAVA Agreement, net of deferred product manufacturing costs recognized, was $38.7 million, $92.9 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

OTC Partner Alliance Agreements

We have a development, license and supply agreement with Wyeth relating to our generic Claritin-D® 12-hour extended release product. Under the agreement, which was entered into in 2002 and included an upfront payment and product development milestone payments, we receive quarterly royalty payments consisting of a percentage (less than 10%) of Wyeth’s sales. Wyeth launched the 12-hour product in May 2003 as its OTC Alavert D-12 Hour®. The Wyeth agreement terminates in April 2018.

We also entered into a non-exclusive licensing, contract manufacturing and supply agreement with Schering-Plough relating to our generic Claritin-D® 12-hour extended release product in 2002. Under the agreement, which included an upfront payment and milestone payments by Schering-Plough, Schering-Plough agreed to purchase the product from us at a fixed price. Schering-Plough launched our product as its Claritin-D® 12-hour in March 2003. Our obligation to supply the product to Schering-Plough expired December 31, 2008, and Schering-Plough will pay us a royalty fee consisting of an amount (less than $50) per thousand tablets of their product sold during the next two years.

The upfront payments and potential milestone payments provided for by these agreements, together with the upfront and milestone payments received under each as of December 31, 2008, were as follows:

				Upfront and
			Aggregate	Milestone
		Upfront	Milestone	Payments
OTC Partner	Initial Date	Payment	Payments	Received
	(Unaudited and $ in 000s)

Schering-Plough	June 2002	$2,250	$2,250	$4,500
Wyeth Consumer Healthcare	June 2002	$350	$4,050	$2,000

Research Partner Alliance Agreement

In November 2008, we entered into a Joint Development Agreement with Medicis Pharmaceutical Corporation providing for collaboration in the development of five dermatological products, including an advanced form SOLODYN® product. Medicis paid us an upfront fee of $40.0 million in December 2008 and will also pay us up to $23.0 million upon completion of specified clinical and regulatory milestones. To the extent the products are commercialized, Medicis will pay us royalties based on its sales of the advanced form SOLODYN® product and we will share equally in the profits on the sales of the four additional products.

Promotional Partners Alliance Agreements

Shire Co-Promotion Agreement

In 2006, we entered into a promotional services agreement with Shire Laboratories, Inc. under which we provide physician detail sales calls to promote a Shire branded CNS product. In exchange for our services, we receive fees based on the number of sales force members providing the services and are eligible to receive contingent payments based on the number of prescriptions filled for the product. We began providing services under the agreement in July 2006 and will continue to do so through mid-2009. The revenue recognized and the percentage of gross revenue for the periods noted, under the Shire Agreement, were $12.9 million or 4%, $12.8 million or 4%, and $6.4 million or 4%, for the years ended December 31, 2008, 2007, and 2006, respectively.

Wyeth Co-Promotion Agreement

In 2008, we entered into a co-promotion agreement with Wyeth under which we will perform physician detailing sales calls for a Wyeth branded product to neurologists beginning in mid-2009. We will receive a service fee for each face to face product presentation and will also be eligible to receive incentive fees based on the number of annual prescriptions filled by neurologists for the product. The agreement terminates three years from the initiation of our services.

During the term of the co-promotion agreement, we are required to complete a minimum and maximum number of physician detailing sales calls. Wyeth is responsible for providing sales training to our physician detailing sales force. Wyeth owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment.

Manufacturing

We manufacture our finished dosage form products at our Hayward, California facility and use our larger and lower operating cost Philadelphia, Pennsylvania facility to package, warehouse and distribute the products. We began full scale manufacturing in the Hayward facility in June 2002 and believe we have sufficient capacity to produce new products for the immediate future. During 2008 we operated at about 67% of the facility’s estimated annual production capacity of up to approximately 1.5 billion tablets and capsules.

In the second half of 2007, we began construction of a new manufacturing facility in Taiwan at an estimated cost of $25.0 million. We expect construction of the facility, which will have an annual production capacity of approximately 450 million tablets and capsules, to be completed in 2009, equipment to be installed, validated and approved by the FDA during 2009, and product shipments to begin in early 2010.

Based on existing demand and expected increased demand due to anticipated new product approvals, we expect the Hayward facility to be fully utilized by the fourth quarter of 2012 if the additional capacity of the Taiwan facility is not available by that time, as currently expected.

We maintain an inventory of our products in connection with our obligations under alliance agreements. In addition, for products pending approval, we may produce batches of inventory to be used in anticipation of the launch of the products. In the event that FDA approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.

Raw Materials

The active chemical raw materials, essential to our business, are generally readily available from multiple sources in the U.S. and throughout the world. Certain raw materials used in the manufacture of our products are, however, available from limited sources and, in some cases, a single source. Although we have not experienced any material delays in receipt of raw materials to date, any curtailment in the availability of such raw materials could result in production or other delays and, in the case of products for which only one raw material supplier exists or has been approved by the FDA, could result in material loss of sales with consequent adverse effects on our business and results of operations. Also, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs, and loss of sales and customers. We obtain a portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfers of funds.

Those of our raw materials that are available from a limited number of suppliers are Bendroflumethiazide, Chloroquine, Colestipol, Digoxin, Flavoxate, Methyltestosterone, Nadolol, Orphenadrine, Terbutaline and Klucel®, all of which are active pharmaceutical ingredients except Klucel®, which is an excipient used in several product formulations. The manufacturers of two of these products, Formosa Laboratories, Ltd. and a division of Ashland, Inc., are sole-source suppliers. While none of the active ingredients is individually significant to our business, the excipient, while not covered by a supply agreement, is utilized in a number of significant products, it is manufactured for a number of industrial applications and supplies have been readily available. Only one of the active ingredients is covered by a long-term supply agreement and, while we have experienced occasional interruptions in supplies, none has had a material effect on our operations.

Any inability to obtain raw materials on a timely basis, or any significant price increases not passed on to customers, could have a material adverse effect on us. We may experience delays from the lack of raw material availability in the future, which could have a material adverse effect on us.

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

Research and Development

We conduct most of our research and development activities at our facilities in Hayward, California, with a staff of approximately 182. In addition, we have outsourced a number of research and development projects to offshore laboratories.

We spent approximately $59.8 million, $40.0 million and $29.6 million on research and development activities during the years ended December 31, 2008, 2007 and 2006, respectively.

Regulation

The manufacturing and distribution of pharmaceutical products are subject to extensive regulation by the federal government, primarily through the FDA and the Drug Enforcement Administration (“DEA”), and to a lesser extent by state and local governments. The Food, Drug, and Cosmetic Act, Controlled Substances Act and other federal statutes and regulations govern or influence the manufacture, labeling, testing, storage, record keeping, approval, advertising and promotion of our products. Facilities used in the manufacture, packaging, labeling and repackaging of pharmaceutical products must be registered with the FDA and are subject to FDA inspection to ensure that drug products are manufactured in accordance with current Good Manufacturing Practices. Noncompliance with applicable requirements can result in product recalls, seizure of products, injunctions, suspension of production, refusal of the government to enter into supply contracts or to approve drug applications, civil penalties and criminal fines, and disgorgement of profits.

FDA approval is required before any “new drug” may be marketed, including new formulations, strengths, dosage forms and generic versions of previously approved drugs. Generally, the following two types of applications are used to obtain FDA approval of a “new drug.”

New Drug Application (“NDA”).  For a drug product containing an active ingredient not previously approved by the FDA, a prospective manufacturer must submit a complete application containing the results of clinical studies supporting the drug product’s safety and efficacy. An Investigational New Drug application must be submitted before the clinical studies may begin, and the required clinical studies can take two to five years or more to complete. An NDA is also required for a drug with a previously approved active ingredient if the drug will be used to treat an indication for which the drug was not previously approved or if the dosage form, strength or method of delivery is changed.

Abbreviated New Drug Application (“ANDA”).  For a generic version of an approved drug — a drug product that contains the same active ingredient as a drug previously approved by the FDA and is in the same dosage form and strength, utilizes the same method of delivery and will be used to treat the same indications as the approved product — the FDA ordinarily requires only an abbreviated application that need not include clinical studies demonstrating safety and efficacy. An ANDA requires only bioavailability data demonstrating that the generic formulation is bioequivalent to the previously approved “reference listed drug,” indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. The FDA currently takes an average of approximately 20 months, to approve an ANDA.

Under the Hatch-Waxman Act, which established the procedures for obtaining approval of generic drugs, an ANDA filer must make certain patent certifications that can result in significant delays in obtaining FDA approval. If the applicant intends to challenge the validity or enforceability of an existing patent covering the reference listed drug or asserts that its drug does not infringe such patent, the applicant files a so called “Paragraph IV” certification and notifies the patent holder that it has done so, explaining the basis for its belief that the patent is not infringed or is invalid or unenforceable. If the patent holder initiates a patent infringement suit within 45 days after receipt of the Paragraph IV Certification, the FDA is automatically prevented from approving an ANDA until the earlier of 30 months after the date the Paragraph IV Certification is given to the patent holder, expiration of the patents involved in the certification, or when the infringement case is decided in our favor. In addition, the first company to file an ANDA for a given drug containing a Paragraph IV certification can be awarded 180 days of market exclusivity following approval of its ANDA, during which the FDA may not approve any other ANDAs for that drug product.

During any period in which the FDA is required to withhold its approval of an ANDA due to a statutorily imposed non-approval period, the FDA may grant tentative approval to an applicant’s ANDA. A tentative approval reflects the FDA’s preliminary determination that a generic product satisfies the substantive requirements for approval, subject to the expiration of all statutorily imposed non-approval periods. A tentative approval does not allow the applicant to market the generic drug product.

The Hatch-Waxman Act contains additional provisions that can delay the launch of generic products. A five year marketing exclusivity period is provided for new chemical compounds, and a three year marketing exclusivity period is provided for approved applications containing new clinical investigations essential to an approval, such as a new indication for use, or new delivery technologies, or new dosage forms. The three year marketing exclusivity period applies to, among other things, the development of a novel drug delivery system, as well as a new use. In addition, companies can obtain six additional months of exclusivity if they perform pediatric studies of a reference listed drug product. The marketing exclusivity provisions apply to both patented and non-patented drug products. The Act also provides for patent term extensions to compensate for patent protection lost due to time taken in conducting FDA required clinical studies and during FDA review of NDAs. In addition, by virtue of the Uruguay Round Agreements Act of 1994 that ratified the General Agreement on Tariffs and Trade, known as GATT, certain brand-name drug patent terms have been extended to 20 years from the date of filing of the pertinent patent application (which can be longer than the former patent term of 17 years from date of issuance).

The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA. In general, FDA is authorized to temporarily bar companies, or temporarily or permanently bar individuals, from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs under certain circumstances. In addition to debarment, the FDA has numerous discretionary disciplinary powers, including the authority to withdraw approval of an ANDA or to approve an ANDA under certain circumstances and to suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct.

We are subject to the Maximum Allowable Cost Regulations, which limit reimbursements for certain generic prescription drugs under Medicare, Medicaid, and other programs to the lowest price at which these drugs are generally available. In many instances, only generic prescription drugs fall within the regulations’ limits. Generally, the pricing and promotion of, method of reimbursement and fixing of reimbursement levels for, and the reporting to federal and state agencies relating to drug products is under active review by federal, state and local governmental entities, as well as by private third-party reimbursers and individuals under whistleblower statutes. At present, the Justice Department and U.S. Attorneys Offices and State Attorneys General have initiated investigations, reviews, and litigation into industry-wide pharmaceutical pricing and promotional practices, and whistleblowers have filed qui tam suits. We cannot predict the results of those reviews, investigations, and litigation, or their impact on our business.

Virtually every state, as well as the District of Columbia, has enacted legislation permitting the substitution of equivalent generic prescription drugs for brand-name drugs where authorized or not prohibited by the prescribing physician, and some states mandate generic substitution in Medicaid programs.

In addition, numerous state and federal requirements exist for a variety of controlled substances, such as narcotics, that may be part of our product formulations. The DEA, which has authority similar to the FDA’s and may also pursue monetary penalties, and other federal and state regulatory agencies have far reaching authority.

The State of California requires that any manufacturer, wholesaler, retailer or other entity in California that sells, transfers, or otherwise furnishes certain so called precursor substances must have a permit issued by the California Department of Justice, Bureau of Narcotic Enforcement. The substances covered by this requirement include ephedrine, pseudoephedrine, norpseudoephedrine, and phenylpropanolamine, among others. The Bureau has authority to issue, suspend and revoke precursor permits, and a permit may be denied, revoked or suspended for various reasons, including (i) failure to maintain effective controls against diversion of precursors to unauthorized persons or entities; (ii) failure to comply with the Health and Safety Code provisions relating to precursor substances, or any regulations adopted thereunder; (iii) commission of any act which would demonstrate actual or potential unfitness to hold a permit in light of the public safety and welfare, which act is substantially related to the qualifications, functions or duties of the permit holder; or (iv) if any individual owner, manager, agent, representative or employee of the permit applicant/permit holder willfully violates any federal, state or local criminal statute, rule, or ordinance relating to the manufacture, maintenance, disposal, sale, transfer or furnishing of any precursor substances.

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

Employees

As of December 31, 2008, we had 768 full-time employees, of which 361 were in operations, 182 in research and development, 130 in the quality area, 65 in legal and administration, and 30 in sales and marketing. None of our employees are subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.

Executive Officers

Set forth below are the names of our executive officers who are not also directors, their ages as of February 24, 2009, their offices at Impax and their principal occupations or employment for the past five years.

Name	Age	Positions with Impax

Arthur A. Koch, Jr.	55	Senior Vice President, Finance, and Chief Financial Officer
Charles V. Hildenbrand	57	Senior Vice President, Operations
Christopher Mengler, R.Ph	46	President, Global Pharmaceuticals Division
Michael J. Nestor	56	President, Impax Pharmaceuticals Division

Arthur A. Koch, Jr. has served as our Senior Vice President, Finance, and Chief Financial Officer since March 2005. Prior to joining Impax, Mr. Koch was employed by Strategic Diagnostics Inc., a company which develops, manufactures and markets immunoassay-based diagnostic test kits. While at Strategic Diagnostics Inc., Mr. Koch served as Chief Operating Officer for six years, interim Chief Executive Officer for five months and Chief Financial Officer and Vice President for five years. In addition, Mr. Koch has previously held Chief Financial Officer positions at Paracelsian Inc., IBAH Inc., Liberty Fish Company, and Premier Solutions Ltd. Mr. Koch holds a Bachelor of Business Administration from Temple University and has been a Certified Public Accountant since 1977.

Charles V. Hildenbrand is our Senior Vice President, Operations, a position he has held since he joined Impax in August 2004. From 1996 until September 2004, Mr. Hildenbrand worked for PF Laboratories, Inc. as Plant Manager until 2001 and then as Executive Director of Engineering and Technical Services until his departure from the company. From 1983 until 1996, Mr. Hildenbrand worked at Lederle Laboratories/Wyeth as Section Head of Biochemical Production, Manager of Filing and Packaging, and Production Director of Consumer Health Products. Mr. Hildenbrand holds a B.S. in Chemical Engineering from Villanova University and an MBA from Lehigh University.

Christopher Mengler, R.Ph., joined us in January 2009 as President of our generic products division, Global Pharmaceuticals. Before joining us he was employed by Barr Laboratories, Inc. (“Barr”). Since 2002, Barr employed Mr. Mengler in the following capacities: (i) Executive Vice President, Global Strategic Planning; (ii) Senior Vice President, Corporate Development; and (iii) Vice President, Strategic Planning. As Executive Vice President, Global Strategic Planning, Mr. Mengler was responsible for the global cross-functional development of Barr’s generic R&D and commercial products portfolio. Prior to joining Barr, Mr. Mengler held various positions, including key management positions, with Pfizer Inc. and Sterling Winthrop Inc. Mr. Mengler earned a B.S. in Mathematical Sciences and Operations Research from Johns Hopkins University, a B.S. in Pharmacy from St. John’s University and his MBA from Bernard M. Baruch College in New York.

Michael J. Nestor joined us in March 2008 as the President of our branded products division, Impax Pharmaceuticals. Before joining us he was Chief Operating Officer of Piedmont Pharmaceuticals a specialty pharmaceutical company. Prior to Piedmont, Mr. Nestor was CEO of NanoBio, a startup biopharmaceutical company, prior to which he was employed by Alpharma, initially as President of its generic pharmaceutical business and later as President of its branded pharmaceutical business. Before this he was President, International business at Banner Inc, a global contract manufacturing concern. Mr. Nestor spent 16 years at Lederle Laboratories / Wyeth holding increasing positions of responsibility including Vice President, Cardiovascular business, Vice President / General Manager of Lederle-Praxis Biologics, and Vice President of Wyeth-Lederle Vaccines and Pediatrics. Mr. Nestor has experience in a number of pharmaceutical therapeutic areas including vaccines, anti-infectives, dermatologics, CNS, generics, and analgesics. Mr. Nestor has a Bachelor of Business Administration degree from Middle Tennessee State University and a MBA from Pepperdine University.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. In deciding whether to invest in our common stock, you should consider carefully the following risk factors, as well as the other information included in this Annual Report on Form 10-K. The materialization of any of these risks could have a material adverse effect on our business, financial position and results of operations. This Report contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to these differences include those discussed in this “Risk Factors” section. See “Forward-Looking Statements” on page 1 of this Report.

Risks Related to Our Business

Current economic conditions may adversely affect our industry, business, financial position and results of operations and could cause the market value of our common stock to decline.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. It is uncertain how long the recession that the U.S. economy has entered will last. This has resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular. While generic drugs present a cost-effective alternative to higher-priced branded products, our sales and those of our alliance agreement partners could be negatively affected if patients forego obtaining healthcare. In addition, reduced consumer spending may force our competitors and us to decrease prices.

In addition, we have exposure to many different industries and counterparties, including our partners under our alliance, research and promotional services agreements, suppliers of raw chemical materials, drug wholesalers and other customers that may be unstable or may become unstable in the current economic environment. Any such instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us.

Significant changes and volatility in the consumer environment and in the competitive landscape may make it increasingly difficult for us to predict our future revenues and earnings. As a result, any cash flow from operations, expenses or other financial guidance or outlook which we have given or might give may be overtaken by future market developments or may otherwise turn out to be inaccurate. Though we endeavor to give reasonable estimates of future revenues and earnings at the time we give such guidance, under current market conditions there is a significant risk that such guidance or outlook will turn out to be incorrect.

Furthermore, the global credit markets are currently experiencing an unprecedented contraction. If current pressures on credit continue or worsen, future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness.

The SEC previously revoked the registration of our common stock due to our failure to file periodic reports required by the Exchange Act. If we fail to timely file these reports in the future, public information about us would become more limited and the SEC could again seek to deregister our common stock, which could negatively impact our business and liquidity, significantly reduce the liquidity of our common stock and prevent investors from buying or selling our common stock in the public market.

On May 23, 2008, the SEC revoked the registration of our common stock pursuant to Section 12(j) of the Exchange Act based upon our failure to file quarterly and annual reports required by the Exchange Act subsequent to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Our failure to file these periodic reports was the result of our inability to determine the appropriate accounting treatment for transactions under the Teva Agreement. As a result of this deregistration, public trading in our common stock ceased as of May 23, 2008.

On December 9, 2008 our common stock again became registered under Section 12 of the Exchange Act, and we are again required to file periodic reports with the SEC. Although we have resolved the accounting issues presented by the Teva Agreement, there can be no assurance that we will not be delinquent in the filing of these periodic reports in the future. If we are unable to timely file our periodic reports, the SEC could again commence proceedings to suspend or revoke the registration of our common stock. The SEC could also seek to impose a trading halt in our common stock for up to 10 trading days if it believes the public interest and the protection of investors requires it. Our failure to file periodic reports would also substantially limit the amount of financial and other information about us that would be available to our stockholders and investors, which could make it more difficult for investors to trade our stock or ascertain the price for our stock.

Should our common stock be deregistered again, brokers, dealers and other market participants would be prohibited from buying or selling, making a market in, or publishing quotations or otherwise effecting transactions with respect to our common stock. As a result, public trading of our common stock would again cease. This could have an adverse effect on our business and liquidity, significantly reduce the liquidity of our common stock and limit the ability of our stockholders to buy or sell our common stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

The existence of material weaknesses in our internal control over financial reporting may affect our ability to obtain audited financial information and comply with applicable SEC reporting requirements. We identified five material weaknesses in our internal control over financial reporting during 2004 relating to: (i) the Teva Agreement; (ii) our financial close and reporting process relating to our inability to file the required periodic financial reports with the SEC within the prescribed time periods from 2005 through the third quarter of 2008; (iii) our billing controls for non-electronic data interchange orders; (iv) our inventory valuation procedures; and (v) our reserve for shelf-stock adjustments. In addition, we restated our financial statements for the year ended December 31, 2003 to give effect to the restatement of accounting for the Teva Agreement, certain alliance agreements, common stock purchase warrants issued in May 2003, stock-based compensation, accrued legal fee operating expense, and accrued interest expense for the year ended December 31, 2003.

While we believe the internal control material weaknesses discussed above have been remediated, there can be no assurance our independent registered public accounting firm will agree with our assessment that all material weaknesses have been remediated and may identify additional internal control material weaknesses in the future. The existence of internal control material weaknesses may result in current and potential stockholders and alliance agreements’ partners losing confidence in our financial reporting, which could harm our business, the market price of our common stock, and our ability to retain our current alliance agreements’ partners, and to obtain new alliance agreement partners.

The existence of material weaknesses in our internal control over financial reporting may also affect our ability to timely file periodic reports under the Exchange Act. In May 2008, the SEC revoked the registration of our common stock pursuant to Section 12(j) of the Exchange Act based upon our failure to file the quarterly and annual reports required by the Exchange Act subsequent to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. Our failure to file these reports was the result of our inability to determine the appropriate accounting treatment for transactions under the Teva Agreement.

Although we remedied the accounting issues presented by the Teva Agreement and do not believe a similar accounting problem is likely to recur, an internal control material weakness may develop in the future and affect our ability to timely file our periodic reports. The inability to timely file periodic reports under the Exchange Act could result in the SEC again revoking the registration of our common stock, which would prohibit us from listing or having our stock quoted on any public market, including the OTC Bulletin Board® and Pink Sheets®. This would have an adverse effect on our business and stock price by limiting the publicly available information regarding us and greatly reducing the ability of our stockholders to sell or trade our common stock.

We have experienced operating losses and negative cash flow from operations and our future profitability is uncertain.

We recorded net income of $18.7 million and $125.9 million for the years ended December 31, 2008 and 2007, respectively. Although 2007 was our first profitable year and we continued to record net income in 2008, we recorded a net loss of $12.0 million for the year ended December 31, 2006. We do not know whether our business will continue to be profitable or generate positive cash flow, and our ability to remain profitable or obtain positive cash flow is uncertain. As of December 31, 2008, our accumulated deficit was approximately $41.6 million, and we had outstanding indebtedness in an aggregate principal amount of approximately $20.6 million. To remain operational, we must, among other things:

•	obtain FDA approval of our products;

•	successfully launch new products;

•	prevail in patent infringement litigation in which we are involved;

•	continue to generate or obtain sufficient capital on acceptable terms to fund our operations; and

•	comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

Our limited capital may make it difficult for us to repay indebtedness, or require us to modify our business operations and plans by spending less money on research and development programs, developing fewer products, and filing fewer drug applications with the FDA.

Prior to 2005, our cash used in operations exceeded cash generated from operations in each period since our inception. At December 31, 2008, we had outstanding indebtedness of approximately $20.6 million, which bears interest at rates ranging from 3.1% to 6.0% annually. For the years ended December 31, 2008 and 2007, we paid interest of approximately $3.0 million and $4.6 million, respectively. Additionally, as of December 31, 2008, we had an accumulated deficit of approximately $41.6 million. We may not be able to maintain adequate capital at any given time or from time to time in the future, which could result in less money being spent on research and development programs, fewer products being developed or at a slower pace, and fewer drug applications being filed with the FDA.

If Wachovia is unable to perform its obligations under our credit agreement or if we are unable to obtain a new credit facility upon the expiration of our credit agreement with Wachovia, there can be no assurance that we will be able to obtain a new credit agreement with another bank or group of lenders on favorable terms or at all.

In December 2005, we entered into a three-year credit agreement with Wachovia Bank, N.A., which was amended in October 2008 and December 2008, providing for a $35.0 million revolving credit facility intended for working capital and general corporate purposes. There was no amount outstanding under the revolving credit facility as of December 31, 2008, 2007 and 2006. Our amended credit agreement with Wachovia terminates on March 31, 2009. If we are unable to negotiate an extension to the credit agreement on similar terms, there can be no assurance that we would be able to obtain a new credit agreement with another bank or group of lenders on favorable terms or at all.

Any delays or unanticipated expenses in connection with the construction of our Taiwan facility could have a material adverse effect on our results of operations, liquidity and financial condition.

In the second half of 2007, we began construction of a new manufacturing facility in Taiwan at an estimated cost of $25.0 million, of which we spent approximately $16.2 million, in the aggregate, in 2008 and 2007. We estimate that the new facility will have an annual production capacity of approximately 450 million tablets and capsules. We expect construction of the facility to be completed in 2009, equipment to be installed, validated and approved by the FDA during 2009, and product shipments to begin in early 2010.

While we have thus far not suffered any material delays, increases in estimated expenses or other material setbacks associated with the construction of the manufacturing facility, no assurance can be given that we will timely complete the construction of the facility or that its construction costs will not exceed any amounts budgeted by us. During any delays in development, changing market conditions could render projections relating to our investment in the new facility inaccurate or unreliable. There can also be no assurance that the facility will be approved by the FDA within the time frame we expect, or at all. In addition, there can be no assurance that the facility will become operational as anticipated or ultimately result in profitable operations. If the facility has not become operational by the fourth quarter of 2012, we will, based upon current projections, reach full production capacity at our Hayward, California manufacturing facility. If our manufacturing capacity were to be exceeded by our production requirements, we could lose customers and market share to competing products, and otherwise suffer adverse effects to our results of operations, liquidity and financial condition.

Our continued growth is dependent on our ability to continue to successfully introduce new products to the market.

Sales of a limited number of our products often represent a significant portion of our revenues in a given period. Revenue from newly launched products that we are the first to market is typically relatively high during the period immediately following launch and can be expected generally to decline over time. Revenue from generic drugs in general can also be expected to decline over time. Our continued growth is therefore dependent upon our ability to continue to successfully introduce new products. As of March 10, 2009, we had 24 applications pending at the FDA for generic versions of brand-name pharmaceuticals. The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development. Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market them if we do not prevail in the patent infringement litigation in which we are involved. Our future results of operations will depend significantly upon our ability to develop, receive FDA approval for, and market new pharmaceutical products or otherwise acquire new products.

We are routinely subject to patent litigation that can delay or prevent our commercialization of products, force us to incur substantial expense to defend, and expose us to substantial liability.

Brand-name pharmaceutical manufacturers routinely bring patent infringement litigation against ANDA applicants seeking FDA approval to manufacture and market generic forms of their branded products. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic products. Patent infringement litigation involves many complex technical and legal issues and its outcome is often difficult to predict, and the risk involved in doing so can be substantial, because the remedies available to the owner of a patent in the event of an unfavorable outcome include damages measured by the profits lost by the patent owner rather than the profits earned by the infringer. Such litigation usually involves significant expense and can delay or prevent introduction or sale of our products.

As of February 24, 2009, we were involved in nine patent infringement suits involving the following products: (i) Omeprazole Delayed Release Capsules 10 mg, 20 mg and 40 mg (generic to Prilosec®); (ii) Fexofenadine/Pseudoephedrine Tablets (generic to Allegra-D®); (iii) Oxymorphone HCl Extended Release (“ER”) Tablets 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg (generic to Opana® ER); (iv) Tolterodine Tartrate ER Capsules, 2 mg and 4 mg (generic to Detrol LA®); (v) Tamsulosin Hydrochloride Capsules, 0.4 mg (generic to Flomax®); (vi) Tramadol Hydrochloride ER Tablets 100 mg, 200 mg and 300 mg (generic to Ultram® ER); (vii) Duloxetine Hydrochloride DR Capsules 20 mg, 30 mg, and 60 mg (generic to Cymbalta®); (viii) Doxycycline Hyclate DR

Tablets 75 mg and 100 mg (generic to DORYX®); and (ix) Cyclobenzaprine Hydrochloride ER Capsules, 15mg and 30mg (generic to Amrix®). For the year ended December 31, 2008, we incurred costs of approximately $1.9 million in connection with our participation in these matters, which are in varying stages of litigation. If any of these patent litigation matters are resolved unfavorably, we or any collaborative partners may be enjoined from manufacturing or selling the product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. As a result, any patent litigation could have a material adverse effect on our results of operations, financial condition and growth prospects, although it is not possible to quantify the liability we could incur if any of these suits are decided against us.

Our ability to develop or license, or otherwise acquire, and introduce new products on a timely basis in relation to our competitors’ product introductions involves inherent risks and uncertainties.

Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven. Likewise, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. The process of obtaining FDA approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. We, or a partner, may not be successful in obtaining FDA approval or in commercializing any of the products that we are developing or licensing.

Our approved products may not achieve expected levels of market acceptance.

Even if we are able to obtain regulatory approvals for our new products, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including:

•	the availability of alternative products from our competitors;

•	the prices of our products relative to those of our competitors;

•	the timing of our market entry;

•	the ability to market our products effectively at the retail level; and

•	the acceptance of our products by government and private formularies.

Some of these factors are not within our control, and our products may not achieve expected levels of market acceptance. Additionally, continuing and increasingly sophisticated studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others can call into question the utilization, safety and efficacy of previously marketed products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry.

We expend a significant amount of resources on research and development efforts that may not lead to successful product introductions.

We conduct research and development primarily to enable us to manufacture and market pharmaceuticals in accordance with FDA regulations. We spent approximately $59.8 million, $40.0 million and $29.6 million on research and development activities during the years ended December 31, 2008, 2007 and 2006, respectively. We are required to obtain FDA approval before marketing our drug products. The FDA approval process is costly and time consuming. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new bioequivalent pharmaceuticals.

Our bioequivalence studies, other clinical studies and/or other data may not result in FDA approval to market our new drug products. While we believe that the FDA’s ANDA procedures will apply to our bioequivalent versions of controlled-release drugs, these drugs may not be suitable for, or approved as part of, these abbreviated applications. In addition, even if our drug products are suitable for FDA approval by filing an ANDA, the abbreviated applications are costly and time consuming to complete. After we submit an NDA or ANDA, the FDA may require that we conduct additional studies, and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in anticipation of the product’s launch. In the event that FDA approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. Finally, we cannot be certain that any investment made in developing products or product-delivery technologies will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products or new delivery technologies as a result of those efforts, we will be unable to recover those expenditures.

The time necessary to develop generic drugs may adversely affect whether, and the extent to which, we receive a return on our capital.

We begin our development activities for a new generic drug product several years in advance of the patent expiration date of the brand-name drug equivalent. The development process, including drug formulation, testing, and FDA review and approval, often takes three or more years. This process requires that we expend considerable capital to pursue activities that do not yield an immediate or near-term return. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market for the product. If this were to occur, our potential return on our investment in developing the product, if approved for marketing by the FDA, would be adversely affected and we may never receive a return on our investment in the product. It is also possible for the manufacturer of the brand-name product for which we are developing a generic drug to obtain approvals from the FDA to switch the brand-name drug from the prescription market to the OTC market. If this were to occur, we would be prohibited from marketing our product other than as an OTC drug, in which case revenues could be substantially less than we anticipated.

We face intense competition from both brand-name and generic manufacturers.

The pharmaceutical industry is highly competitive and many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. In addition, pharmaceutical manufacturers’ customer base consists of an increasingly limited number of large pharmaceutical wholesalers, chain drug stores that warehouse products, mass merchandisers, mail order pharmacies. Our competitors may be able to develop products and delivery technologies competitive with or more effective or less expensive than our own for many reasons, including that they may have:

•	proprietary processes or delivery systems;

•	larger research and development and marketing staffs;

•	larger production capabilities in a particular therapeutic area;

•	more experience in preclinical testing and human clinical trials;

•	more experience in obtaining required regulatory approvals, including FDA approval;

•	more products; or

•	more experience in developing new drugs and financial resources, particularly with regard to brand manufacturers.

The FDA approval process often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent claim for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. As competition from other manufacturers intensifies, selling prices and gross profit margins often decline, which has been our experience with our existing products. Moreover, with respect to products for which we file a Paragraph IV certification, if we are not the first ANDA filer challenging a listed patent for a product, we are at a significant disadvantage to the competitor that first filed an ANDA for that product containing such a challenge, which is awarded 180 days of market exclusivity for the product. With respect to our 16 products pending FDA approval for which we have filed Paragraph IV certifications, we believe: (i) unrelated third parties are the first to file with respect to products with which 11 of our products can be expected to compete; (ii) we are the first to file for three products; and (iii) we share first to file status with other filers for two products. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product that we develop is generally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Although there is no assurance, we strive to develop and introduce new products in a timely and cost effective manner to be competitive in our industry (see “Item 1. Business — Regulation”). Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices and reduced margins for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

In addition to the competition we face from other generic manufacturers, our competition from brand-name manufacturers involves intensive efforts to thwart generic competition, including sales of their branded products as “authorized generics,” obtaining new patents on drugs whose original patent protection is about to expire, filing patent infringement suits that automatically delay FDA approval of generics, filing “citizen petitions” contesting FDA approvals of generics on alleged health and safety grounds, developing “next generation” versions of products that reduce demand for generic versions we are developing, changing product claims and labeling, and marketing as OTC branded products.

Our principal competitors are Sandoz, Inc., Mylan, Inc., Ranbaxy Laboratories Limited, Teva, Watson Pharmaceuticals, Inc and Actavis Inc.

Approvals for our new drug products may be delayed or become more difficult to obtain if the FDA institutes changes to its approval requirements.

Some abbreviated application procedures for controlled-release drugs and other products, including those related to our ANDA filings, are or may become the subject of petitions filed by brand-name drug manufacturers seeking changes from the FDA in the approval requirements for particular drugs as part of their strategy to thwart generic competition. We cannot predict whether the FDA will make any changes to its abbreviated application requirements as a result of these petitions, or the effect that any changes may have on us. Any changes in FDA regulations may make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus may materially harm our business and financial results.

Our inexperience in conducting clinical trials and submitting New Drug Applications could result in delays or failure in development and commercialization of our own branded products, which could have a material adverse effect on our results of operations, liquidity, and financial condition.

With respect to products that we develop that are not generic equivalents of existing brand-name drugs and thus do not qualify for the FDA’s abbreviated application procedures, we must demonstrate through clinical trials that these products are safe and effective for use. We have only limited experience in conducting and supervising clinical trials. The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval. There are substantial filing fees for NDAs that are not refundable if FDA approval is not obtained.

There is no assurance that our expenses related to NDAs and clinical trials will lead to the development of brand-name drugs that will generate revenues in the near future. Delays or failure in the development and commercialization of our own branded products could have a material adverse effect on our results of operations, liquidity and financial condition.

The risks and uncertainties inherent in conducting clinical trials could delay or prevent the development and commercialization of our own branded products, which could have a material adverse effect on our results of operations, liquidity, financial condition, and growth prospects.

There are a number of risks and uncertainties associated with clinical trials. The results of clinical trials may not be indicative of results that would be obtained from large scale testing. Clinical trials are often conducted with patients having advanced stages of disease and, as a result, during the course of treatment these patients can die or suffer adverse medical effects for reasons that may not be related to the pharmaceutical agents being tested, but which nevertheless affect the clinical trial results. In addition, side effects experienced by the patients may cause delay of approval or limited profile of an approved product. Moreover, our clinical trials may not demonstrate sufficient safety and efficacy to obtain FDA approval.

Failure can occur at any time during the clinical trial process and, in addition, the results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety or efficacy despite having progressed successfully through earlier clinical testing. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in earlier clinical trials. For example, we had sought to develop a product containing carbidopa/levodopa for the treatment of Parkinson’s Disease. Following completion of the clinical trials and submission of the NDA, the NDA was not approved due to the FDA’s concerns over product nomenclature and the potential for medication errors. In the future, the completion of clinical trials for our product candidates may be delayed or halted for many reasons, including:

•	delays in patient enrollment, and variability in the number and types of patients available for clinical trials;

•	regulators or institutional review boards may not allow us to commence or continue a clinical trial;

•	our inability, or the inability of our partners, to manufacture or obtain from third parties materials sufficient to complete our clinical trials;

•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;

•	risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;

•	Difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	safety issues, including adverse events associated with product candidates;

•	the failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;

•	governmental or regulatory delays or changes in regulatory requirements, policy and guidelines; and

•	varying interpretation of data by the FDA or foreign regulatory agencies.

In addition, our product candidates could be subject to competition for clinical study sites and patients from other therapies under development which may delay the enrollment in or initiation of our clinical trials. Many of these companies have more significant resources than we do.

The FDA or foreign regulatory authorities may require us to conduct unanticipated additional clinical trials, which could result in additional expense and delays in bringing our product candidates to market. Any failure or delay in completing clinical trials for our product candidates would prevent or delay the commercialization of our product candidates. There is no assurance our expenses related to clinical trials will lead to the development of brand-name drugs which will generate revenues in the near future. Delays or failure in the development and commercialization of our own branded products could have a material adverse effect on our results of operations, liquidity, financial condition, and our growth prospects.

We rely on third parties to conduct clinical trials for our product candidates, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We design the clinical trials for our product candidates, but rely on contract research organizations and other third parties to assist us in managing, monitoring and otherwise carrying out these trials, including with respect to site selection, contract negotiation and data management. We do not control these third parties and, as a result, they may not treat our clinical studies as their highest priority, or in the manner in which we would prefer, which could result in delays.

Although we rely on third parties to conduct our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. The FDA enforces good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our contract research organizations or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product manufactured under the FDA’s current Good Manufacturing Practices, or cGMP, regulations. Our failure, or the failure of our contract manufacturers if any are involved in the process, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If third parties do not successfully carry out their duties under their agreements with us; if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements; or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines; our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates.

A substantial portion of our total revenues is derived from sales to a limited number of customers.

We derive a substantial portion of our revenue from sales to a limited number of customers. In 2008 our five major customers, McKesson, Teva, DAVA, Cardinal Health and Amerisource-Bergen, accounted for 18%, 14%, 14%, 12% and 11%, respectively, or an aggregate of 68%, of our gross revenue.

We currently have a long-term contract in effect only with Teva. See “Item 1. Business — Rx Partner and OTC Partner Alliance Agreements — Rx Partner Alliance Agreements.” A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

We are dependent on a small number of suppliers for our raw materials that we use to manufacture our products.

We typically purchase the ingredients, other materials and supplies that we use in the manufacturing of our products, as well as certain finished products, from a small number of foreign and domestic suppliers. The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier or the supplier was not in compliance with FDA or other applicable requirements, the FDA approval of a new supplier could delay the manufacture of the drug involved. As a result, there is no guarantee we will always have timely and sufficient access to a required raw material or other product. In addition, some materials used in our products are currently available from only one supplier or a limited number of suppliers. Generally, we would need as much as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that it intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Further, a significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

•	greater possibility for disruption due to transportation or communication problems;

•	the relative instability of some foreign governments and economies;

•	interim price volatility based on labor unrest, materials or equipment shortages, export duties, restrictions on the transfer of funds, or fluctuations in currency exchange rates; and

•	uncertainty regarding recourse to a dependable legal system for the enforcement of contracts and other rights.

Those of our raw materials that are available from a limited number of suppliers are Bendroflumethiazide, Chloroquine, Colestipol, Digoxin, Flavoxate, Methyltestosterone, Nadolol, Orphenadrine, Terbutaline and Klucel, all of which are active pharmaceutical ingredients except Klucel, which is an excipient used in several product formulations. The manufacturers of two of these products, Formosa Laboratories, Ltd. and a division of Ashland, Inc., are sole-source suppliers. While none of the active ingredients is individually significant to our business, the excipient, while not covered by a supply agreement, is utilized in a number of significant products, it is manufactured for a number of industrial applications and supplies have been readily available. Only one of the active ingredients is covered by a long-term supply agreement and, while we have experienced occasional interruptions in supplies, none has had a material effect on our operations.

Any inability to obtain raw materials on a timely basis, or any significant price increases which cannot be passed on to customers, could have a material adverse effect on us.

Many third-party suppliers are subject to governmental regulation and, accordingly, we are dependent on the regulatory compliance of these third parties. We also depend on the strength, enforceability and terms of our various contracts with these third-party suppliers.

We depend on qualified scientific and technical employees, and our limited resources may make it more difficult to attract and retain these personnel.

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. Except for the recent death of Dr. Hsiao, our former chairman of the board of directors, who co-led our research and development activities until 2004 and thereafter took charge of exploratory research activities, we have to date not experienced, or become aware of pending, significant losses of scientific or technical personnel and have retained sufficient personnel to assume Dr. Hsiao’s scientific responsibilities. Loss of the services of, or failure to recruit, key scientific and technical personnel, however, would be significantly detrimental to our product-development programs. As a result of our small size and limited financial and other resources, it may be difficult for us to attract and retain qualified officers and qualified scientific and technical personnel.

We maintain an employment agreement with our chief executive officer, Dr. Hsu, which was entered into in December 1999. All of our other key personnel are employed on an at-will basis with no formal employment agreements. We purchase a life insurance policy as an employee benefit for Dr. Hsu, but do not maintain “Key Man” life insurance on any executives.

We may be adversely affected by alliance agreements or licensing arrangements we make with other companies.

We have entered into several alliance agreements or license agreements with respect to certain of our products and may enter into similar agreements in the future. These arrangements may require us to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that ultimately may prove to be unfavorable to us, either of which could reduce the value of our common stock. Relationships with alliance agreements’ partners may include risks due to incomplete information regarding the marketplace, inventories, and commercial strategies of our alliance agreements’ partners, and our alliance agreements and /or other licensing agreements may be the subject of contractual disputes. If we or our alliance agreements’ partners are not successful in commercializing the alliance agreements’ products, such commercial failure could adversely affect our business.

We are subject to significant costs and uncertainties related to compliance with the extensive regulations that govern the manufacturing, labeling, distribution, and promotion of pharmaceutical products as well as environmental, safety and health regulations.

The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of our products are subject to extensive regulation by federal agencies, including the FDA, DEA, Federal Trade Commission, Consumer Product Safety Commission and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations and agencies in California, Pennsylvania and elsewhere. Compliance with these regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and criminal prosecution.

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

We may experience reductions in the levels of reimbursement for pharmaceutical products by governmental authorities, HMOs or other third-party payers. Any such reductions could have a material adverse effect on our business, financial position and results of operations.

Various governmental authorities and private health insurers and other organizations, such as HMOs, provide reimbursement to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. In addition, third-party payers are attempting to control costs by limiting the level of reimbursement for medical products, including pharmaceuticals, and increasingly challenge the pricing of these products which may adversely affect the pricing of our products. Moreover, health care reform has been, and is expected to continue to be, an area of national and state focus, which could result in the adoption of measures that could adversely affect the pricing of pharmaceuticals or the amount of reimbursement available from third-party payers for our products.

Reporting and payment obligations under the Medicaid rebate program and other government programs are complex, and failure to comply could result in sanctions and penalties or we could be required to reimburse the government for underpayments, which could have a material adverse affect on our business.

Medicaid and other government reporting and payment obligations are highly complex and somewhat ambiguous. State attorneys general and the U.S. Department of Justice have brought suits or instituted investigations against a number of other pharmaceutical companies for failure to comply with Medicaid and other government reporting obligations. Our methodologies for making these calculations are complex and the judgments involved require us to make subjective decisions, such that these calculations are subject to the risk of errors. Government agencies may impose civil or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs, including Medicaid and Medicare. Any such penalties or sanctions could have a material adverse effect on our business.

Legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business.

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, financial position and results of operations. Decreases in health care reimbursements could limit our ability to sell our products or decrease our revenues.

We depend on our intellectual property, and our future success is dependent on our ability to protect our intellectual property and not infringe on the rights of others.

We believe intellectual property protection is important to our business and that our future success will depend, in part, on our ability to maintain trade secret protection and operate without infringing on the rights of others. We cannot assure you that:

•	any of our future processes or products will be patentable;

•	our processes or products will not infringe upon the patents of third parties; or

•	we will have the resources to defend against charges of patent infringement by third parties or to protect our own rights against infringement by third parties.

We rely on trade secrets and proprietary knowledge related to our products and technology which we generally seek to protect by confidentiality and non-disclosure agreements with employees, consultants, licensees and pharmaceutical companies. If these agreements are breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known by our competitors.

We are subject to potential product liability claims that can result in substantial litigation costs and liability.

The design, development and manufacture of pharmaceutical products involve an inherent risk of product liability claims and associated adverse publicity. Product liability insurance coverage is expensive, difficult to obtain, and may not be available in the future on acceptable terms, or at all. Although we currently carry $80.0 million of such insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceutical products for human consumption.

We face risks relating to our goodwill and intangibles.

At December 31, 2008, our goodwill, originally generated as a result of the December 1999 merger of Global Pharmaceuticals Corporation and Impax Pharmaceuticals, Inc., was approximately $27.6 million, or approximately 5.4% of our total assets. We may never realize the value of our goodwill and intangibles. We will continue to evaluate, on a regular basis, whether events or circumstances have occurred to indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary. Although as of December 31, 2008, the carrying value of goodwill was not impaired based on our assessment performed in accordance with GAAP, any such future determination requiring the write-off of a significant portion of carrying value of goodwill could have a material adverse effect on our financial condition or results of operations.

Our revenues and operating income could fluctuate significantly.

Our revenues and operating results may vary significantly from quarter to quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from, among other factors:

•	the timing of FDA approvals we receive;

•	the timing of process validation for particular generic drug products;

•	the timing of product launches

•	the introduction of new products by others that render our products obsolete or noncompetitive;

•	the ability to maintain selling prices and gross margins on our products;

•	the outcome of our patent infringement litigation; and

•	the addition or loss of customers.

For example, when we settled our patent infringement litigation relating to our generic version of OxyContin and agreed to terminate sales of our product in early 2008, we revised our estimate of the remaining life of the related DAVA Agreement and adjusted the period of revenue recognition and product manufacturing cost amortization under the DAVA Agreement from 10 years to 27 months (i.e. November 2005 through January 2008). The change in the revenue recognition period for the DAVA Agreement had the effect of increasing income from operations for the year ended December 31, 2007 by $73.2 million and basic earnings per share by $1.25. In addition, our revenue under the DAVA Agreement, net of deferred product manufacturing costs recognized, was $38.7 million and $92.9 million for the years ended December 31, 2008 and 2007, respectively. The loss of such revenue materially affected our results of operations for the year ended December 31, 2008 and may have a material adverse effect on our future results of operations.

If we are unable to manage our growth, our business will suffer.

We have experienced rapid growth in the past several years and anticipate continued rapid expansion in the future. The number of ANDAs pending approval at the FDA has increased from 11 at June 30, 2001 to 24 at March 10, 2009. This growth has required us to expand, upgrade, and improve our administrative, operational, and management systems, internal controls and resources. We anticipate additional growth in connection with the expansion of our manufacturing operations, development of our brand-name products, and our marketing and sales efforts for the products we develop. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage growth effectively or to develop a successful marketing approach, our business and financial results will be materially harmed.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any future changes in estimates, judgments and assumptions used or necessary revisions to prior estimates, judgments or assumptions could lead to a restatement of our results.

The consolidated financial statements included in this Annual Report on Form 10-K are prepared in accordance with GAAP. This involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses (including acquired in process research and development) and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses (including acquired in process research and development) and income.

Terrorist attacks and other acts of violence or war may adversely affect our business.

Terrorist attacks at or nearby our facilities in Hayward, California or Philadelphia, Pennsylvania, or the construction site of our manufacturing facility in Taiwan may negatively affect our operations or delay the completion of our Taiwan facility. While we do not believe that we are more susceptible to such attacks than other companies, such attacks could directly affect our physical facilities or those of our suppliers or customers and could make the transportation of our products more difficult and more expensive and ultimately affect our sales.

We carry insurance coverage on our facilities of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. We continue to monitor the state of the insurance market in general and the scope and cost of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. Currently, we carry terrorism insurance as part of our property and casualty and business interruption coverage. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged facilities, as well as the anticipated future net sales from those facilities.

Because of the location of our manufacturing and research and development facilities, our operations could be interrupted by an earthquake.

Our corporate headquarters, manufacturing operations in California, and research and development activities related to process technologies are located near major earthquake fault lines. Although we have other facilities, we produce a substantial portion of our products at our California facility. A disruption at these California facilities due to an earthquake or other natural disaster, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis. In addition, we could experience a destruction of facilities which would be costly to rebuild, or loss of life, all of which could materially adversely affect our business and results of operations.

While we presently carry $40.0 million of dedicated California earthquake coverage, which we believe is appropriate in light of the risks, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may discontinue some or all of this insurance coverage in the future if the cost of premiums exceeds the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged facilities, as well as the anticipated future net sales from those facilities.

Risks Related to Our Stock

There is currently a limited market for our common stock.

Because we were unable to file our periodic reports with the SEC subsequent to our quarterly report for the third quarter of 2004, our common stock was delisted by The NASDAQ Stock Market in August 2005. From that time through December 29, 2006, the stock was quoted in the Pink Sheets®, to which dealers submitted daily bid and ask prices for the stock. On December 29, 2006, the SEC suspended all trading in the stock through January 16, 2007 and instituted an administrative proceeding to determine whether, in light of our reporting delinquency, to suspend or revoke the registration of our common stock under Section 12 of the Exchange Act. Beginning January 17, 2007, our stock was again quoted in the Pink Sheets®, but from that time forward dealers were permitted to publish quotations only on behalf of customers that represented such customers’ indications of interest and did not involve dealers’ solicitation of such interest. On May 23, 2008, the SEC revoked the registration of our stock, prohibiting brokers and dealers from effecting transactions in our stock. On December 9, 2008, our stock again became registered under Section 12, and beginning January 2009 it was again quoted on the Pink Sheets® and OTC Bulletin Board. While we have applied for relisting of our stock on The NASDAQ Stock Market, there is no assurance that, and if so when, the stock will again trade on The NASDAQ Stock Market.

Our stockholders may sustain future dilution in ownership as a result of the terms of some of our outstanding securities or future issuances of securities.

We may need to raise additional capital in the future to fund our operations and planned expansion. To the extent we raise additional capital by issuing equity securities or securities convertible into or exchangeable for equity securities, ownership dilution to our stockholders will result. As of February 24, 2009, there were outstanding: $12.8 million of our 3.5% convertible senior subordinated debentures, referred to as “3.5% Debentures,” convertible into 616,240 shares of common stock, subject to adjustment, and there were also outstanding options to purchase an additional 8,280,240 shares, of which 6,396,840 are exercisable, and 399,716 shares of unvested restricted stock under our long-term incentive compensation program. To the extent that these options are exercised, debentures converted and shares of restricted stock issued, stockholders’ ownership interest in our common stock will be diluted.

Our stock price is volatile.

The stock market has, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock, like the stock price of many publicly traded specialty pharmaceutical companies, is volatile. For example, the sale price of our stock during the years ended December 31, 2008, 2007 and 2006 ranged from a high of $12.40 during the quarter ended September 30, 2007 to a low of $4.25 during the quarter ended September 30, 2006.

Prices of our common stock may be influenced by many factors, including:

•	our ability to maintain compliance with SEC reporting requirements;

•	our ability to relist our common stock on The NASDAQ Stock Market and maintain such listing;

•	investor perception of us;

•	analyst recommendations;

•	market conditions relating to specialty pharmaceutical companies;

•	announcements of new products by us or our competitors;

•	publicity regarding actual or potential developments relating to products under development by us or our competitors;

•	developments, disputes or litigation concerning patent or proprietary rights;

•	delays in the development or approval of our product candidates;

•	regulatory developments;

•	period to period fluctuations in our financial results and those of our competitors;

•	future sales of substantial amounts of common stock by stockholders; and

•	economic and other external factors.

We may in the future issue shares of preferred stock which could adversely affect the rights of holders of our common stock and the value of our common stock.

Our board of directors has the ability to authorize us to issue up to 2,000,000 shares of our preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders.

Although we currently have no preferred stock issued or outstanding, preferred stock issued in the future could adversely affect the rights and interests of holders of common stock by:

•	exercising voting, redemption, and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock regarding our assets in the event of our dissolution or liquidation;

•	delaying, deferring, or preventing a change in control of our company, even when holders of common stock may desire to effect such a transaction;

•	discouraging bids for our common stock at a premium over the market price of the common stock; and

•	otherwise adversely affecting the market price of the common stock.

We have adopted certain provisions that may have the effect of hindering, delaying or preventing third party takeovers, which may prevent our stockholders from receiving premium prices for shares of their common stock in an unsolicited takeover.

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of January 30, 2009. Each Right entitles the holder to purchase one one-thousandth of a share of our Series A junior participating preferred stock for $15, subject to adjustment.

Under certain circumstances, if a person or group acquires, or announces its intention to acquire, beneficial ownership of 20% or more of our outstanding common stock, each holder of such right (other than the third party triggering such exercise), would be able to purchase, upon exercise of the right at the then applicable exercise price (currently $15), that number of shares of our common stock having a market value of two times the exercise price of the right (currently $30). Subject to certain exceptions, if we are consolidated with, or merged into, another entity and we are not the surviving entity in such transaction or shares of our outstanding common stock are exchanged for securities of any other person, cash or any other property, or more than 50% of our assets or earning power is sold or transferred, then each holder of the right would be able to purchase, upon the exercise of the right at the then applicable exercise price (currently $15), the number of shares of common stock of the third party acquirer having a market value of two times the exercise price of the right (currently $30). The rights expire on January 20, 2012, unless extended by our board of directors.

If our board of directors does not redeem the rights or amend the rights agreement to make it inapplicable to the foregoing acquisitions, mergers or similar transactions, the rights when exercised could significantly increase the cost for a third party acquirer seeking to acquire control of us on an unsolicited basis or substantially dilute the equity ownership of such third party acquirer. As a result, the existence of the rights agreement could deter potential third party acquirers from attempting to acquire us on an unsolicited basis and reduce the likelihood that stockholders will receive a premium for our common stock in such a transaction.

In addition, under our Restated Certificate of Incorporation, our board of directors has authority to issue 2,000,000 shares of “blank check” preferred stock, of which 100,000 shares were designated as series A junior participating preferred stock, which also may make it more difficult for a third party to acquire control of us without the approval of our board of directors. Blank check preferred stock enables our board of directors, without stockholder approval, to designate and issue additional series of preferred stock with such dividend, liquidation, conversion, voting or other rights, including the right to issue convertible securities with no limitations on conversion, as our board of directors may determine are appropriate, including rights to dividends and proceeds in a liquidation that are senior to our common stock.

We do not pay dividends on our common stock and do not anticipate doing so in the foreseeable future.

We have not paid any cash dividends on our common stock and we do not plan to pay any cash dividends in the foreseeable future. We plan to retain any earnings for the operation and expansion of our business. As a Delaware corporation, we may not declare or pay a dividend on our capital stock if the amount paid exceeds an amount equal to the surplus, which represents the excess of our net assets over paid-in capital or, if there is no surplus, our net profits for the current or immediately preceding year. In addition, our loan agreement prohibits the payment of dividends without the lender’s consent. As we do not intend to declare dividends on our common stock in the foreseeable future, any gains on your investment will result from an increase in our stock price, which may or may not occur.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our primary properties consist of a 35,000 sq. ft. corporate headquarters and research and development center and 50,000 sq. ft. manufacturing facility, both located in Hayward, California, a 113,000 sq. ft. packaging, warehousing and distribution center in Philadelphia, Pennsylvania, all of which are owned by us, and a leased 44,000 sq. ft. facility in New Britain, Pennsylvania, which houses sales, marketing and administration personnel and provides additional warehouse space. In addition, we own a 19,000 sq. ft. office building containing additional administrative and laboratory facilities in Hayward and lease seven additional facilities aggregating 147,000 sq. ft. in Hayward, Pleasanton, and Fremont, California, which are utilized for additional research and development, administrative services and equipment storage. The expiration dates of these lease agreements range between February 28, 2010 and January 30, 2015. We also have currently under construction a 100,000 sq. ft. manufacturing facility in Taiwan. We expect construction of the facility, which will have an annual production capacity of approximately 450 million tablets and capsules, to be completed and equipment to be installed, validated, and approved by the FDA in 2009, and product shipments to begin in early 2010.

In our various facilities we maintain an extensive equipment base that includes new or recently reconditioned equipment for the manufacturing and packaging of compressed tablets, coated tablets, and capsules. The manufacturing and research and development equipment includes mixers and blenders for capsules and tablets, automated capsule fillers, tablet presses, particle reduction, sifting equipment, and tablet coaters. The packaging equipment includes fillers, cottoners, cappers, and labelers. We also maintain two well equipped, modern laboratories used to perform all the required physical and chemical testing of our products. We also maintain a broad variety of material handling and cleaning, maintenance, and support equipment. We own substantially all of our manufacturing equipment and believe it is well maintained and suitable for its requirements.

We maintain property and casualty and business interruption insurance in amounts we believe are sufficient and consistent with practices for companies of comparable size and business.

Item 3.	Legal Proceedings

Patent Infringement Litigation

AstraZeneca AD et al. v. Impax Laboratories, Inc. (Omeprazole)

In litigation commenced against us in the U.S. District Court for the District of Delaware in May 2000, AstraZeneca AB alleged that our submission of an ANDA seeking FDA permission to market Omeprazole Delayed Release Capsules, 10mg, 20mg and 40mg, constituted infringement of AstraZeneca’s U.S. patents relating to its Prilosec® product and sought an order enjoining us from marketing our product until expiration of its patents. The case, along with several similar suits against other manufacturers of generic versions of Prilosec®, was subsequently transferred to the U.S. District Court for the Southern District of New York. In September 2004, following expiration of the 30-month stay, the FDA approved our ANDA, and we and our alliance agreement partner, Teva, commenced commercial sales of our product. In January 2005, AstraZeneca added claims of willful infringement, for damages, and for enhanced damages on the basis of this commercial launch. Claims for damages were subsequently dropped from the suit against the Company, but were included in a separate suit filed against Teva. In May 2007, the court found that our product infringed two of AstraZeneca’s patents and that these patents were not invalid. The court ordered that FDA approval of our ANDA be converted to a tentative approval, with a final approval date not before October 20, 2007, the expiration date of the relevant pediatric exclusivity period. In August 2008 the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision of infringement and validity. If Teva is not ultimately successful in establishing invalidity or non-infringement in the separate suit against Teva, the court may award monetary damages associated with Teva’s commercial sale of our omeprazole products. Under our Teva Agreement, we would be responsible for monetary damages awarded against Teva up to a specified level, beyond which, monetary damages would be Teva’s responsibility.

Aventis Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Fexofenadine/Pseudoephedrine)

We are a defendant in an action brought in March 2002 by Aventis Pharmaceuticals Inc. and others in the U.S. District Court for the District of New Jersey alleging that our proposed Fexofenadine and Pseudoephedrine Hydrochloride tablets, generic to Allegra-D®, infringe seven Aventis patents and seeking an injunction preventing us from marketing the products until expiration of the patents. The case has since been consolidated with similar actions brought by Aventis against five other manufacturers (including generics to both Allegra® and Allegra-D®). In March 2004, Aventis and AMR Technology, Inc. filed a complaint and first amended complaint against us and one of the other defendants alleging infringement of two additional patents, owned by AMR and licensed to Aventis, relating to a synthetic process for making the active pharmaceutical ingredient, Fexofenadine Hydrochloride and intermediates in that synthetic process. We believe that we have defenses to the claims based on non-infringement and invalidity.

In June 2004, the court granted our motion for summary judgment of non-infringement with respect to two of the patents and, in May 2005, granted summary judgment of invalidity with respect to a third patent. We will have the opportunity to file additional summary judgment motions in the future and to assert both non-infringement and invalidity of the remaining patents (if necessary) at trial. No trial date has yet been set. In September 2005, Teva launched its Fexofenadine tablet products (generic to Allegra®), and Aventis and AMR moved for a preliminary injunction to bar Teva’s sales based on four of the patents in suit, which patents are common to the Allegra® and Allegra-D® litigations. The district court denied Aventis’s motion in January 2006, finding that Aventis did not establish a likelihood of success on the merits, which decision was affirmed on appeal. Discovery is proceeding. No trial date has been set.

Abbott Laboratories v. Impax Laboratories, Inc. (Fenofibrate)

We were a defendant in patent-infringement litigation commenced in January 2003 by Abbott Laboratories and Fournier Industrie et Sante in the U.S. District Court for the District of Delaware relating to our ANDAs for Fenofibrate Tablets, 160mg and 54mg, generic to TriCor®. In March 2005, we asserted antitrust counterclaims. By agreement between the parties, in July 2005, the court entered an order dismissing the patent-infringement claims, leaving our antitrust counterclaim intact, and in May 2006 the court denied the plaintiffs’ motion to dismiss the counterclaim.

On April 3, 2008, the Court issued an order bifurcating and staying damages issues, and setting a schedule for trial of liability issues to begin the week of November 3, 2008. On November 13, 2008, the parties reached agreement to settle the case and the case was dismissed with prejudice on December 12, 2008.

Impax Laboratories, Inc. v. Aventis Pharmaceuticals, Inc. (Riluzole)

In June 2002, we filed a suit against Aventis Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware, seeking a declaration that our filing of an ANDA for Riluzole 50mg tablets, generic to Rilutek®, for treatment of patients with amyotrophic lateral scleroses (ALS) did not infringe claims of Aventis’s patent relating to the drug and a declaration that its patent is invalid. Aventis filed counterclaims for infringement, and, in December 2002, the district court granted Aventis’s motion for a preliminary injunction enjoining us from marketing any pharmaceutical product or compound containing Riluzole for the treatment of ALS. In September 2004, the district court found Aventis’s patent not invalid and infringed by our proposed product. In November 2006, the Court of Appeals for the Federal Circuit vacated the district court’s finding that the patent was not invalid and remanded for further findings on this issue, and, in June 2007, the district court again found that Aventis’s patent is not invalid. In October 2008, the Court of Appeals for the Federal Circuit affirmed the district court decision. The district court has entered a permanent injunction enjoining us from marketing Riluzole 50mg tablets for the treatment of ALS until the expiration of Aventis’s patent in June 2013.

Wyeth v. Impax Laboratories, Inc. (Venlafaxine)

In April 2006, Wyeth filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement as a result of our filing of an ANDA relating to Venlafaxine HCl Extended Release 37.5mg, 75mg and 150mg capsules, generic to Effexor XR®. In June 2008, we entered into an agreement with Wyeth settling all pending claims and counterclaims related to our generic Effexor XR® products. Under the agreement, we obtained a license allowing launch of our generic Effexor XR® products no later than June 2011, and Wyeth agreed to pay us $1,000,000 as reimbursement for legal fees associated with this lawsuit.

Endo Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Oxymorphone)

In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against us in the U.S. District Court for the District of Delaware, requesting a declaration that our Paragraph IV Notices with respect to our ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5mg, 10mg, 20mg and 40mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of that ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to our amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases have subsequently been transferred to the U.S. District Court for the District of New Jersey. We have filed an answer and counterclaims. Discovery is proceeding and no trial date has been set.

lmpax Laboratories, Inc. v. Medicis Pharmaceutical Corp. (Minocycline)

In January 2008, we filed a complaint against Medicis Pharmaceutical Corp. in the U.S. District Court for the Northern District of California, seeking a declaratory judgment that our filing of an ANDA relating to Minocycline Hydrochloride Extended Release Tablets 45mg, 90mg, and 135mg, generic to Solodyn®, did not infringe any valid claim of U.S. Patent No. 5,908,838. Medicis filed a motion to dismiss the complaint for lack of subject matter jurisdiction. On April 16, 2008, the District Court granted Medicis’ motion to dismiss and judgment was entered on April 22, 2008. We appealed the dismissal decision to the United States Court of Appeals for the Federal Circuit. While on appeal in December 2008, the parties announced that they settled the case by entering into a settlement and license agreement, which allows us to launch our products no later than November 2011. The appeal was dismissed by stipulation in accordance with the settlement and license agreement.

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)

In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against us in the U.S. District Court for the Southern District of New York, alleging that our filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4mg, generic to Detrol® LA, infringes three Pfizer patents. We have filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity or unenforceability with respect to the patents subject to the suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008 an amended complaint was filed alleging infringement based on our ANDA amendment adding a 2mg strength. Discovery is in the early stages, and no trial date has been set.

Boehringer Ingelheim Pharmaceuticals, et al. v. Impax Laboratories, Inc. (Tamsulosin)

In July 2008, Boehringer Ingelheim Pharmaceuticals Inc. and Astellas Pharma Inc. (together, “Astellas”) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging patent infringement in connection with the filing of our ANDA relating to Tamsulosin Hydrochloride Capsules, 0.4mg, generic to Flomax®. After filing our answer and counterclaim, we filed a motion for summary judgment of patent invalidity. The District Court scheduled a hearing on claim construction for May 2009 and summary judgment for June 2009.

Purdue Pharma Products L.P., et al. v. Impax Laboratories, Inc. (Tramadol)

In August 2008, Purdue Pharma Products L.P., Napp Pharmaceutical Group LTD., Biovail Laboratories International, SRL, and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (collectively, “Purdue”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Tramadol Hydrochloride Extended Release Tablets, 100mg, generic to 100mg Ultram® ER. In November 2008, Purdue asserted additional infringement claims with respect to our amended ANDA, which added 200mg and 300mg strengths of the product. We have filed answers and counterclaims to those complaints. Discovery is in the early stages, and no trial date has been set.

Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)

In November 2008, Eli Lilly and Company filed suit against us in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of our ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20mg, 30mg, and 60mg, generic to Cymbalta®. We filed an answer and counterclaim. In February 2008, the parties jointly submitted a stipulation and proposed order staying this litigation, which order has been entered by the Court.

Warner Chilcott, Ltd. et. al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)

In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against us in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of our ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75mg and 100mg, generic to Doryx®. We have filed an answer and counterclaim. Discovery is in the early stages, and no trial date has been set.

Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)

In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15mg and 30mg, generic to Amrix®. We have filed an answer and counterclaim. Discovery is in the early stages and the trial is scheduled to begin on September 27, 2010.

Other Litigation Related to Our Business

Axcan Scandipharm Inc. v. Ethex Corp, et al. (Lipram UL)

In May 2007, Axcan Scandipharm Inc., a manufacturer of the Ultrase® line of pancreatic enzyme products, brought suit against us in the U.S. District Court for the District of Minnesota, alleging that we engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the marketing and sale of our now-discontinued Lipram UL products. The suit seeks actual and consequential damages, including lost profits, treble damages, attorneys’ fees, injunctive relief and declaratory judgments that would prohibit the substitution of Lipram UL for prescriptions of Ultrase®. The District Court granted in part and denied in part our motion to dismiss the complaint, as well as that of co-defendants Ethex Corp. and KV Pharmaceutical Co., holding that any claim of false advertising pre-dating June 1, 2001, is barred by the statute of limitations. We have answered the complaint, and discovery is proceeding. Trial is set for May 2010.

Freeberg v. Impax Laboratories, Inc., et al. (Freeberg)

In January 2009, an employment law action was filed against us by former employee Vanna Freeberg in the Superior Court of the State of California for the County of Alameda. The complaint alleges eight causes of action: (i) violation of the California Family Rights Act and California Government Code Section 12945.2; (ii) disability or perceived disability discrimination in violation of California Government Code Section 12940; (iii) violation of California Civil Code Section 46(3); (iv) failure to compensate for hours worked under California Industrial Welfare Commission Orders and California Labor Code Section 1182.11; (v) retaliation in violation of California public policy; (vi) age discrimination in violation of California Government Code Section 12940; (vii) retaliation in violation of California Government Code 12940; and (viii) age discrimination in violation of California public policy. We believe these claims are without merit and intend to defend against them vigorously.

Securities Litigation

We, our CEO and several former officers and directors were defendants in several class actions filed in the United States District Court for the Northern District of California, all of which were consolidated into a single action. These actions, brought on behalf of all purchasers of our stock between May 5 and November 3, 2004, sought unspecified damages and alleged that we and the individual defendants, in violation of the antifraud provisions of the federal securities laws, had artificially inflated the market price of the stock during that period by filing false financial statements for the first and second quarters of 2004, based upon the subsequent restatement of its results for those periods.

On January 28, 2009, the parties entered into an agreement settling these securities class actions. Under the terms of the settlement, plaintiffs agreed to dismissal of the actions with prejudice, and defendants, without admitting the allegations or any liability, agreed to pay the plaintiff class $9.0 million, of which we will pay approximately $3.5 million and the balance will be funded by directors and officers liability insurance.

Insurance

Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. At December 31, 2008, we carried $80 million of product liability insurance for our own manufactured products. This insurance may not be adequate to cover any product liability claims to which we may become subject.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price

Our common stock was traded on The NASDAQ Stock Market under the symbol “IPXL” until August 8, 2005, when it was delisted due to our failure to file our Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Our failure to file these periodic reports violated NASDAQ Marketplace Rule 4310(c)(14), compliance with which was required for continued listing on The NASDAQ Stock Market.

From August 8, 2005 until December 29, 2006, our common stock was quoted on the Pink Sheets® operated by Pink OTC Markets Inc. under the symbol “IPXL.PK.” On December 29, 2006, the SEC suspended all trading in our common stock through January 16, 2007 and instituted an administrative proceeding to determine whether, in light of our reporting delinquency, to suspend or revoke the registration of our common stock under Section 12 of the Exchange Act. Beginning January 17, 2007, our common stock was again quoted in the Pink Sheets®, but from that time forward dealers were permitted to publish quotations only on behalf of customers that represent such customers’ indications of interest and do not involve dealers’ solicitation of such interest. On May 23, 2008, our registration of the common stock under Section 12 of the Exchange Act was revoked and brokers and dealers were prohibited from effecting transactions in our common stock. On December 9, 2008 our common stock again became registered under Section 12 of the Exchange Act and beginning January 2009 it was again quoted on the Pink Sheets® and OTC Bulletin Board under the symbol “IPXL.OB.”

The following table sets forth the high and low sales prices for our common stock as reported by Pink OTC Markets Inc. for the periods indicated below. These prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission:

	Price Range
	per Share
	High	Low

Year Ending December 31, 2008
First Quarter	$11.40	$6.50
Second Quarter (through May 23, 2008)	$9.55	$8.00
Third Quarter	n/a	n/a
Fourth Quarter	n/a	n/a
Year Ended December 31, 2007
First Quarter	$10.76	$8.30
Second Quarter	$12.00	$4.55
Third Quarter	$12.40	$8.00
Fourth Quarter	$12.15	$9.45

Holders

As of December 31, 2008, there were approximately 536 holders of record of our common stock, solely based upon the count our transfer agent provided us as of that date and this number does not include:

•	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries; and

•	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

Dividends

We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future. Our current policy is to retain all earnings, if any, for use in the operation of our business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our earnings, financial condition, capital requirements and other factors as the Board of Directors may deem relevant. Our loan agreements prohibit the payment of dividends without the consent of the other party to the agreements.

Unregistered Sales of Equity Securities

During the year ended December 31, 2008, we sold an aggregate of 2,700 shares of our common stock to 13 persons pursuant to the Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan; an aggregate of 443,105 shares of our common stock to seven persons pursuant to the exercise of stock options; and 106,642 shares of our common stock to four persons pursuant to the exercise of common stock purchase warrants. We also issued 75,580 shares of our common stock to a former senior executive in connection with his resignation and his entering into a consulting agreement with us. With respect to the foregoing, we relied upon the exemption provided by Section 4(2) of the Securities Act.

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2008:

			Number of Securities
			Remaining Available for
	Number of Securities to		Future Issuance Under
	be Issued Upon	Weighted Average	Equity Compensation
	Exercise of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants and	Outstanding Options,	Securities Reflected in
	Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,027,029	$10.45	244,631
Equity compensation plans not approved by security holders	2,253,211 (1)	$10.72	1,641,200 (2)
Total:	8,280,240	$10.53	1,885,831

(1)	Represents options issued pursuant to the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan in excess of the number of shares authorized for issuance under such plan. See Note 15 to our consolidated audited financial statements for information concerning our equity compensation plans.
(2)	Includes 435,793 shares of common stock available for future issuance under the Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of our financial position and results of operations for these periods.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	($ in 000s, except per share data)

Statements of Operations Data:
Total revenues	$210,071	$273,753	$135,246	$112,400	$91,086
Research and development	59,809	39,992	29,635	26,095	23,069
Total operating expenses	114,179	89,590	74,245	59,588	76,301
Income (loss) from operations	3,923	76,507	(11,247)	(5,623)	(46,551)
Net income (loss)	18,700	125,925	(12,044)	(5,780)	(48,825)
Net income (loss) per share — basic	$0.32	$2.14	$(0.20)	$(0.10)	$(0.84)
Net income (loss) per share — diluted	$0.31	$2.06	$(0.20)	$(0.10)	$(0.84)

	As of December 31,
	2008	2007	2006	2005	2004
	($ in 000s)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$119,985	$143,496	$29,834	$56,081	$79,039
Working capital	126,639	110,107	81,919	55,796	76,151
Total assets	514,582	516,459	343,888	260,285	259,077
Long-term debt	5,990	20,510	89,603	80,285	102,047
Total liabilities	355,184	382,292	347,864	251,399	244,831
Accumulated deficit	(41,590)	(60,290)	(186,215)	(174,171)	(168,390)
Total stockholders’ equity (deficit)	$159,398	$134,167	$(3,976)	$8,886	$14,246

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as other sections in this Report, should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere herein. All references to years mean the relevant 12-month period ended December 31.

Overview

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of February 24, 2009, we manufactured and marketed 70 generic pharmaceuticals, which represent dosage variations of 24 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of four different pharmaceutical compounds are marketed by our strategic partners. We have 24 applications pending at the FDA, including two that have been tentatively approved, and 40 other products in various stages of development for which applications have not yet been filed.

We sell our products both directly to drug wholesalers and through alliance agreements with other unrelated third-party pharmaceutical companies. In our Global Division, the four principal revenue components are Global Product Sales, net, representing revenue received from sales of the products we sell directly; Rx Partner, representing revenue received from sales of prescription drugs through our Rx Partners; OTC Partner, representing revenue received from sales of OTC drugs sold by our OTC Partners; and Research Partner, representing revenue received under a joint development agreement with another pharmaceutical company. A fifth revenue component since 2006, within our Impax Division, is the Promotional Partner, which represents revenue we receive for physician detailing sales calls services promoting the products of other pharmaceutical companies.

Global Product Sales, net.  We recognize revenue from direct sales in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), as revised by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded.

Rx Partner and OTC Partner.  Each of our alliance agreements involves multiple deliverables in the form of products, services or licenses over extended periods. Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) supplemented SAB 104 for accounting for such multiple deliverable arrangements. With respect to our multiple deliverable arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under EITF 00-21. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 101 and SAB 104 are achieved for that deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement utilizing a modified proportional performance method. Under this method the amount recognized in the period of initial recognition is based upon the number of years that have elapsed under the agreement relative to the estimated life of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of estimated agreement years. The balance of the amount realized is recognized in equal amounts in each of the remaining years. Thus, for example, with respect to profit share or royalty payment reported by a strategic partner during the third year of an agreement with an estimated life of 18 years, 3/18 of the amount reported is recognized in the year reported and 1/18 of the amount is recognized during each of the remaining 15 years. A fuller description of our analysis under EITF 00-21 and the modified proportional performance method is set forth in “Item 8. Financial Statements and Supplementary Data” — Note 2 to Consolidated Financial Statements.

Research Partner.  We have entered into a Joint Development Agreement with another pharmaceutical company under which we are collaborating in the development of five dermatological products, including four generic products and one brand product. Under this agreement, we received an upfront fee with the potential to receive additional milestone payments upon completion of specified clinical and regulatory milestones. To the extent the products are commercialized, we are eligible for royalties and profit sharing based on sales of the one brand product. We recognize revenue from the upfront fee over a 48 month period on a straight-line basis. To extent milestone payments are earned, they will be recognized as revenue on a straight-line basis over the remaining revenue recognition period. We estimate our expected period of performance to provide research and development services to be 48 months, beginning in December 2008 when we received the upfront payment and ending in November 2012.

Promotional Partner.  We have entered into promotional services agreements with other pharmaceutical companies under which we provide physician detail sales calls to promote certain of those companies’ branded drug products. In exchange for our services we receive fixed sales force fees and are eligible for contingent payments based upon the number of prescriptions filled for the product. We recognize revenue from sales force fees as the services are provided and the performance obligations are met and from contingent payments at the time they are earned.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. It is uncertain how long the recession that the U.S. economy has entered will last. This has resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular. While generic drugs present a cost-effective alternative to higher-priced branded products, our sales and those of our alliance agreement partners could be negatively affected if patients forego obtaining healthcare. In addition, reduced consumer spending may force our competitors and us to decrease prices.

In addition, we have exposure to many different industries and counterparties, including our partners under our alliance, research and promotional services agreements, suppliers of raw chemical materials, drug wholesalers and other customers that may be unstable or may become unstable in the current economic environment. Any such instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us.

Critical Accounting Estimates

The preparation of our financial statements requires the use of estimates and assumptions, based on complex judgments considered reasonable when made, affecting the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of common stock purchase warrants, fair value of share-based compensation expense, estimates used in applying our revenue recognition policy, particularly those related to deductions from gross Global Product Sales for chargebacks, rebates, returns, shelf-stock adjustments and Medicaid payments, and those related to the recognition periods under our alliance agreements.

Although we believe that our estimates and assumptions are reasonable when made, they are based upon information available to us at the time they are made. We periodically review the factors that influence our estimates and, if necessary, adjust them. Although historically our estimates have generally been reasonably accurate, due to the risks and uncertainties involved in our business and evolving market conditions, and given the subjective element of the estimates made, actual results may differ from estimated results. This possibility may be greater than normal during times of pronounced market volatility or turmoil.

Consistent with industry practice, we record estimated deductions for chargebacks, rebates, returns, shelf-stock, and other pricing adjustments in the same period when revenue is recognized. The objective of recording provisions for such deductions at the time of sale is to provide a reasonable estimate of the aggregate amount we expect to credit our customers. Since arrangements giving rise to the various sales credits are typically time driven (i.e. particular promotions entitling customers who make purchases of our products during a specific period of time, to certain levels of rebates or chargebacks), these deductions represent important reductions of the amounts those customers would otherwise owe us for their purchases of those products. Customers typically process their claims for deductions promptly, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare such actual amounts to the estimated provisions, in the aggregate, for each deduction category to assess the reasonableness of the various reserves at each quarterly balance sheet date. Differences between our estimated provisions and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP. We do not have the ability to specifically link any particular sales credit to an exact sales transaction and since there have been no material differences, we believe our systems and procedures are adequate for managing our business. An event such as the failure to report a particular promotion could result in a significant difference between the amount accrued and the amount claimed by the customer, and, while there have been none to date, we would evaluate the particular events and factors giving rise to any such significant difference in determining the appropriate accounting.

Chargebacks.  We have agreements establishing contract prices for certain products with certain indirect customers, such as managed care organizations, hospitals and government agencies that purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit issued by us to reduce the gross sales amount we invoiced to our wholesaler. A provision for chargeback deductions is estimated and recorded at the time we ship the products to the wholesalers. The primary factors we consider when estimating the provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the three major drug wholesalers with which we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.

The following table is a roll-forward of the activity in the chargeback reserve for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	($ in 000s)

Chargeback reserve
Beginning balance	$2,977	$4,401	$4,438
Provision recorded during the period	50,144	33,972	26,664
Credits issued during the period	(49,065)	(35,396)	(26,701)
Ending balance	$4,056	$2,977	$4,401
Provision as a percent of Global product sales, gross	28%	23%	21%

The increase in the provision for chargebacks from 2006 through 2008 was the result of increasing price competition for generic drugs sold through our Global Division’s Global Products sales channel. Reductions in the selling prices of our generic products sold through this channel frequently take the form of a larger chargeback credit issued to a wholesaler. As pricing competition increases, the difference between the contract prices we negotiate with indirect customers and the wholesaler prices will increase, thereby resulting in larger chargebacks.

Rebates.  We maintain various rebate programs with our Global Division Global Products sales channel customers in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. A provision for rebate deductions is estimated and recorded at the time of product shipment. The provision for rebates is based upon historical experience of aggregate credits issued compared with payments made, the historical relationship of rebates as a percentage of total Global product sales, gross, and the contract terms and conditions of the various rebate programs in effect at the time of shipment. We monitor aggregate actual rebates granted and compare them to the estimated provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.

The following table is a roll-forward of the activity in the rebate reserve for the years December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	($ in 000s)

Rebate reserve
Beginning balance	$3,603	$3,124	$5,391
Provision recorded during the period	20,361	15,968	13,856
Credits issued during the period	(19,164)	(15,489)	(16,123)
Ending balance	$4,800	$3,603	$3,124
Provision as a percent of Global product sales, gross	11%	11%	11%

The provision for rebates, as a percent of Global product sales, gross, has been consistent for each of the three years ended December 31, 2008. Our historical experience for aggregate rebates paid has been more consistent than our experience for other sales deductions because the terms of the various rebate programs we offer to our customers are less susceptible to market forces (in the aggregate), and the terms and conditions of the various rebate programs offered to customers have not changed significantly over time.

Returns.  We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until 12 months following, the products’ expiration date. We estimate a provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The sales return reserve is estimated using a historical lag period (the time between the month of sale and the month of return) and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. We also consider other factors, including levels of inventory in the distribution channel, significant market changes which may impact future expected returns, and actual product returns and may record additional provisions for specific returns we believe are not covered by the historical rates. We monitor aggregate actual returns on a quarterly basis and may record specific provisions for returns we believe are not covered by historical percentages.

The following table is a roll-forward of the activity in the accrued product returns for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
	($ in 000s)

Accrued product returns
Beginning balance	$14,261	$12,903	$10,625
Provision related to sales recorded in the period	5,719	5,459	7,220
Credits recorded in the period	(6,305)	(4,101)	(4,942)
Ending balance	$13,675	$14,261	$12,903
Provision as a percent of Global product sales, gross	3%	4%	6%

During 2006 we experienced a higher level of returns related to our generic drug products that are not bioequivalent (sometimes referred to as “non-AB-rated”) to the associated brand drug, driving the increase in the provision for returns recorded in that year. Sales of our non-AB-rated products declined 74% and 29% from 2007 to 2008 and from 2006 to 2007, respectively, as a result of our decision to begin to discontinue the sale of non-AB-rated products, thereby having less impact on the overall returns percentage in 2007, and continuing through 2008. In addition, the increase in the return percentage rate during 2006 was affected by a decline from 2005 to 2006 in sales of our generic Wellbutrin® SR 200mg tablets, which have a relatively low return rate.

Medicaid.  As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $584,000 and $566,000 as of December 31, 2008 and 2007, respectively. The Medicare Part D prescription drug benefit, which went into effect on January 1, 2006, had the effect of lowering our overall aggregate Medicaid payments and, as a result, the Medicaid payments reserve was reduced by $2.1 million in 2006. After the January 1, 2006 transition from Medicaid to Medicare Part D, Medicaid payments have been less than 0.5% of Global product sales, gross. Differences between our estimated and actual payments made have been de minimis.

Shelf-Stock Adjustments.  When, based on market conditions, we reduce the selling price of a product, we may choose to issue a shelf-stock adjustment credit to customers, the amount of which is typically derived from the level of a specific product held by the customer, who agrees to continue to purchase the product from us. Such a credit is referred to as a shelf-stock adjustment, which is the difference between the invoiced gross sales price and the revised lower gross sales price, multiplied by an estimate of the number of product units in the customer’s inventory. The primary factors we consider when estimating a reserve for a shelf-stock adjustment include the per unit credit amount and an estimate of the level of inventory held by the customer. The accrued reserve for shelf-

stock adjustments totaled $572,000 and $384,000 as of December 31, 2008 and 2007, respectively. Differences between our estimated and actual credits issued for shelf stock adjustments have been de minimis.

Estimated Lives of Alliance Agreements.  The revenue we receive under our alliance agreements is not subject to adjustment for estimated discounts, rebates, chargebacks, returns and similar adjustments, as such adjustments have already been reflected in the amounts we receive from our alliance partners. However, because we recognize the revenue we receive under our alliance agreements over the estimated life of the related agreement or our expected performance utilizing a modified proportional performance method, we are required to estimate the recognition period under each such agreement in order to determine the amount of revenue to be recognized in the current period. Sometimes this estimate is based solely on the fixed term of the particular alliance agreement. In other cases the estimate may be based on more subjective factors as noted in the following paragraphs. While changes to the estimated recognition periods have been infrequent, such changes, should they occur, may have a significant impact on our financial statements.

The term of the Teva Agreement, for example, is 10 years following the launch of the last product subject to the agreement. Since product launch is dependent upon FDA approval of the product, we are required to estimate when that approval is likely to occur in order to estimate the life of the Teva Agreement. We currently estimate its life to be 18 years, based upon the June 2001 inception of the agreement and our estimate that the last product will be approved by the FDA in 2009. If the timing of FDA approval for the last product is different from our estimate, the revenue recognition and product manufacturing amortization period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Teva Agreement has occurred to date, if we were to conclude that significantly more time will be required to obtain such approval, then we would increase our estimate of the recognition period under the agreement, resulting in a lesser amount of revenue and related costs in current and future periods.

We have changed our estimate of the life of the DAVA Agreement, resulting in the recognition of a substantially greater portion of the revenue thereunder in 2007 and 2008 than we would have recognized under our original estimate. When we entered into the DAVA Agreement in November 2005, we estimated its life at 10 years, which was the fixed term of the agreement, and began recognizing revenue thereunder over 10 years. In March 2007, in connection with the settlement of a patent infringement lawsuit against us, we agreed to stop manufacturing and selling the product covered by the DAVA Agreement in January 2008. While the settlement permits us to resume manufacture and sale of the product in 2013 or earlier under certain circumstances and the DAVA Agreement will remain effective through November 2015, we concluded that if any of the contingent events occur to permit us to resume sales of the product, the same events will result in such a highly competitive generic marketplace to make it unlikely we will find it economically favorable to devote manufacturing resources to the resumption of sales of our product. As a result, we concluded the economic life of the DAVA Agreement, and therefore our expected period of performance, ended in January 2008. Accordingly, on March 30, 2007, the effective date of the patent litigation settlement, we adjusted the period of revenue recognition and product manufacturing costs amortization under the DAVA Agreement from 10 years to 27 months (i.e. November 2005 through January 2008). As the terms of the patent litigation settlement did not exist and could not have been known when the life of the DAVA Agreement was originally estimated, the change in the recognition period has been applied prospectively as an adjustment in the period of change. The change in the revenue recognition period for the DAVA Agreement had the effect of increasing revenue recognized under the DAVA Agreement by $17.1 million and $93.9 million for the years ended December 31, 2008 and 2007, respectively.

Third-Party Research and Development Agreements.  We use vendors, including universities and independent research companies, to assist in our research and development activities. These vendors provide a range of research and development services to us, including clinical and bioequivalent studies. We generally sign agreements with these vendors which establish the terms of each study performed by them, including, among other things, the technical specifications of the study, the payment schedule, and timing of work to be performed. Payments are generally earned by third-party researchers either upon the achievement of a milestone, or on a pre-determined date, as specified in each study agreement. We account for third-party research and development expenses as they are incurred according to the terms and conditions of the respective agreement for each study performed, with an accrual provided for operating expense incurred but not yet billed to us at each balance sheet date. We monitor aggregate actual payments and compare them to the estimated provisions to assess the reasonableness of the accrued expense balance at each quarterly balance sheet date. Differences between our estimated and actual payments made have been de minimis.

Share-Based Compensation.  We account for stock-based employee compensation arrangements in accordance with provisions of SFAS 123(R), Share-Based Payments, which we adopted on January 1, 2006 using the modified prospective method. Under this method, compensation expense is recognized on a straight-line basis over the remaining vesting period of any outstanding unvested options at the adoption date and any new options granted after the adoption date. Prior periods are not restated under this method. Prior to adoption of SFAS 123(R), we recognized compensation expense related to stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, compensation cost for stock options, if any, was measured as the excess of the quoted market price of the common stock at the date of grant over the amount an employee must pay to acquire the stock.

Income Taxes.  We are subject to U.S. federal, state and local income taxes and Taiwan income taxes. We create a deferred tax asset when we have temporary differences between the results for financial reporting purposes and tax reporting purposes. Prior to June 30, 2007, we recorded a valuation allowance for all of our deferred tax assets since up and until that time, it was more likely than not that we would be unable to realize those assets primarily due to our history of operating losses. At June 30, 2007, due primarily to the successful sales of generic OxyContin® under a license, we determined that it would be more likely than not that we would be able to realize these assets and the valuation reserve was removed. This resulted in the recognition of a substantial tax benefit in the second quarter of 2007. We have determined that these assets remain realizable primarily due to the amount of taxable income which has been or we expect will be generated to utilize these amounts. In 2008, we recorded a valuation allowance related to the net operating losses generated by our subsidiary. We determined that it was more likely than not that the results of future operations of that subsidiary will not generate sufficient taxable income to realize the deferred tax assets related to its net operating loss carryforward.

Fair Value of Financial Instruments.  The carrying values of our cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature. We estimate the fair value of our fixed-rate long-term debt to be $12.4 million, $69.9 million and $73.3 million at December 31, 2008, 2007 and 2006, respectively.

Contingencies.  In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product liability. In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we record accruals for such loss contingencies when it is probable a liability will be incurred and the amount of loss can be reasonably estimated. We, in accordance with SFAS 5, do not recognize gain contingencies until realized. A discussion of contingencies is included in Notes 19 and 20 to Consolidated Financial Statements.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. According to SFAS 142, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded that the carrying value of goodwill was not impaired as of December 31, 2008 and 2007, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total Revenues

Total revenues for the year ended December 31, 2008, were $210.1 million, a decrease of 23% over the same period in 2007. Global product sales, net, were $98.6 million, an increase of 12% primarily due to sales of our fenofibrate products, the generic versions of Lofibra® capsules, a cholesterol-lowering drug. Our increased sales of this product in 2008 resulted from a general increase in demand for generic versions of cholesterol-lowering drugs combined with the September 2008 cessation of U.S. sales of fenofibrate products by our principal competitor for such sales. Rx Partner revenues were $81.8 million, down 49%, primarily attributable to reduced sales of generic OxyContin® and our generic Wellbutrin® XL 300mg. While the reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition, the decrease in our sales of generic OxyContin® resulted from a litigation settlement agreement. In this regard, our generic OxyContin® product was one of only two generic versions of OxyContin® in the marketplace during the second and fourth quarters of 2007 and in January 2008, when we ceased further sales of this product. The year-over-year comparison of Rx Partner revenue is principally impacted by the absence in the current year of a $93.9 million increase in revenue recognized from sales of generic OxyContin® under the DAVA Agreement during the year ended December 31, 2007 related to the change in the recognition period resulting from the 2007 settlement of patent litigation. The cessation of the sale of our generic version of OxyContin®, and the lower revenue in the year ended December 31, 2008 as compared to the same period in 2007, has materially affected the Rx Partner revenues for the year ended December 31, 2008 (as discussed above), and the loss of this revenue may materially affect our Rx Partner revenue (and therefore our total revenue) and resulting gross profit in the future. OTC Partner revenues were $15.9 million, an increase of 34%, primarily attributable to higher demand for seasonal allergy products. Research Partner revenues were $0.8 million, and we had no such revenues during 2007. Promotional Partner revenues were $12.9 million with nominal change from the same period in 2007.

Cost of Revenues

Cost of revenues was $92.0 million for the year ended December 31, 2008, a decrease of 15% primarily due to reduced amortization of deferred manufacturing costs with the completion of sales of generic OxyContin® in 2008. The year ended December 31, 2007, included a $20.7 million increase in the amortization of deferred product costs under the DAVA Agreement related to the change in the amortization period.

Gross Profit

Gross profit for the year ended December 31, 2008 was $118.1 million or approximately 56% of total revenues, as compared to 61% of total revenue in the prior period. The decrease in profit margin was due principally to sales of our generic versions of Oxycontin® during 2008 and 2007. The year ended December 31, 2007 included a $73.2 million increase in gross profit related to the change in the recognition period for the DAVA Agreement. The cessation of the sale of our generic version of OxyContin® has materially affected the gross profit for the year ended December 31, 2008 (as discussed above), and may materially affect our gross profit in the future.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2008 were $59.8 million, an increase of 50%. Generic project activity increased $12.3 million primarily due to increased spending on bioequivalence studies of $3.0 million, and additional research personnel of $2.6 million, related to six new and 23 pending ANDA filings, higher non-litigation related patent activities of $1.0 million. Expenses related to our brand-product pipeline increased $7.5 million including an increase of $2.8 million related to higher spending on additional research personnel.

Patent Litigation Expenses

Patent litigation expenses for the year ended December 31, 2008 and 2007 were $6.5 million and $10.0 million, respectively, a decrease of $3.5 million, principally resulting from lower overall expenses as a result of the settlement of two litigation matters and the receipt of $1.0 million in reimbursement of legal fees in connection with one of the settlements during 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2008 were $47.9 million, a 21% increase attributable to an increase in professional fees of $2.2 million related to the examination and review of our financial statements for the years 2004 through the end of 2008, as well as the preparation of our registration statement on Form 10, $2.9 million increase in salary and benefits related expenses primarily driven by the addition of several executive level personnel, $1.4 million in severance expense related to the separation of a former employee, and $1.1 million in higher consulting expenses associated with strategic and operational management analyses.

Other income (expense), net

Other income (expense), net was $21.6 million for the year ended December 31, 2008 and included $25.0 million received under an antitrust claim settlement, partially offset by the accrual of $3.5 million for litigation settlement charges related to the settlement of the 2004 securities class actions in the U.S. District Court for the Northern District of California.

Interest Income

Interest income was $0.5 million lower for the year ended December 31, 2008, primarily due to lower average cash balances due to the repurchase of a portion of our 3.5% Debentures and the repayment of the Cathay Bank term loans.

Interest Expense

Interest expense was $1.5 million lower for the year ended December 31, 2008, due to reduced amounts of average debt outstanding, including the Cathay Bank term loans which were paid-in full during May 2008 and the repurchase of our 3.5% Debentures.

Income Taxes

For the year ended December 31, 2008, we recorded a tax provision of $11.0 million for federal and state income taxes, and an accrual for uncertain tax positions of $1.1 million. For the year ended December 31, 2007, we recorded a benefit of $48.8 million which included the reversal of the deferred tax asset valuation allowance of $81.5 million offset by an accrual of $6.1 million for uncertain tax positions. The total amount of unrecognized tax benefits was $7.5 million as of December 31, 2008. The tax provision for the year ended December 31, 2008 included the effect of the research and development tax credit, which was reinstated on October 3, 2008. The current year effective tax rate of 37.0% was lower than the 42.4% prior year effective tax rate (before the reversal of the deferred tax asset valuation allowance), resulting principally from higher research and development credit related to increased levels of expenditures in both generic and brand research and development activities.

Net Income

Net income for the year ended December 31, 2008 was $18.7 million as compared to net income of $125.9 million in 2007, primarily due to the factors described above.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total Revenues

Total revenues for the year ended December 31, 2007 were $273.8 million, an increase of 102% over 2006, driven primarily by Rx Partner and Global Product sales.

Global product sales, net were $88.0 million, an increase of 13% primarily due to the launch of our generic version of Colestid® tablets and increased sales of our fenofibrate capsule product, the generic version of Lofibra® capsules, a cholesterol-lowering drug of which ours was the only generic version in a market of increasing demand for drugs of this type. These increases were partially offset by lower sales of the generic versions of Brethine® and Minocin® due to increasing price competition.

Rx Partner revenues were $161.1 million up more than 300%, primarily attributable to sales of our generic version of OxyContin®. Under a patent litigation settlement agreement, our product was one of only two generic version of OxyContin® in the marketplace during the second and fourth quarters of 2007 and in January 2008, when we ceased further sales of this product. As a result, we concluded the economic life of the DAVA Agreement, and therefore our expected period of performance, would end in January 2008. Accordingly, on March 30, 2007, the effective date of the settlement, we adjusted the period of amortization for revenue recognition and product manufacturing costs under the DAVA Agreement from 10 years to 27 months ( i.e. November 2005 through January 2008). The change in the revenue recognition period for the DAVA Agreement had the effect of increasing revenue recognized under the DAVA Agreement by $93.9 million for the year ended December 31, 2007. Additionally, higher sales of our new generic versions of Ditropan® XL 5 mg, 10 mg and 15 mg tablets and Wellbutrin® XL 300 mg were partially offset by a decline in sales of generic Wellbutrin® SR 100 mg & 150 mg tablets, and generic Prilosec® 10 mg and 20 mg capsules due to a declining market which contributed to both lower volume and pricing as competitors sought to maintain or grow market share.

Revenues under the Teva Agreement increased to $42.5 million, as compared to $33.9 million in 2006, an increase of over 25%, primarily due to generic Wellbutrin® XL 300 mg, sales of which did not begin until December 2006.

OTC Partner revenues declined $1.9 million to $11.9 million due to lower demand for our seasonal allergy products.

Promotional Partner revenues were $12.8 million in 2007, double that of 2006 due to the fact that we did not begin providing promotional services until mid-2006.

Cost of Revenues

Cost of revenues was $107.7 million for the year ended December 31, 2007, an increase of 49% primarily as a result of the increases in product sales as described above, including an increase of $20.7 million for the amortization of deferred product manufacturing costs under the DAVA Agreement, related to the change in the amortization period. This amount includes the of cost of products sold under our Teva Agreement in the amount of $20.7 million, an increase of $7.8 million from 2006, primarily due to the launch of our 300 mg generic version of Wellbutrin® XL. It also includes $10.8 million of costs associated with the Promotional Partner revenues.

Gross Profit

Gross profit for the year ended December 31, 2007 was $166.1 million (including $73.2 million under the DAVA Agreement related to the change in the recognition period), or approximately 61% of total revenues, compared with $63.0 million, or 47% of total revenue in 2006. Of the total increase of 14 percentage points, nine percentage points resulted from the relatively high margins associated with sales of generic OxyContin® and the balance resulted from operational efficiencies.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2007 were $40.0 million, an increase of 35%. Generic project activity increased to $31.2 million, a 28% increase primarily due to increased spending on bioequivalent studies related to submission of 13 new ANDA filings in 2007 as compared to seven filings in 2006. Investments in our brand product pipeline in 2007 were $8.8 million, an increase of 66% related to higher spending on clinical trials.

Patent Litigation Expenses

Patent litigation expenses for the years ended December 31, 2007 and 2006 were $10.0 million and $9.7 million, respectively, an increase of $0.3 million, due to higher expenses related to our generic Effexor XR® litigation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2007 were $39.6 million, a 22% increase, primarily driven by $1.7 million in professional fees related to legal, accounting, and audit services and $3.9 million in incentive compensation.

Litigation Settlement and Related Expenses

There were no material litigation settlement expenses for the year ended December 31, 2007, as compared with $2.6 million for interest expense and legal fees related to a litigation settlement in 2006 of a suit brought against us in 2003 by Solvay Pharmaceuticals, Inc.

Interest Income

Interest Income for the year ended December 31, 2007 was $4.8 million, a $2.5 million increase over 2006, primarily due to higher cash balances as a result of the increase in net sales.

Interest Expense

Interest expense for the year ended December 31, 2007 was $4.1 million, a $0.3 million increase over 2006, due to higher amounts of average debt outstanding.

Income Taxes

Income tax benefit for the year ended December 31, 2007 was $48.8 million with an effective tax rate of 42.4% before the change in valuation allowance. There was a nominal income tax expense in 2006 as we reported a loss from operations.

Net Income (Loss)

Net income for the year ended December 31, 2007 was $125.9 million as compared to a net loss of $12.0 million in 2006, primarily due to the factors described above.

Liquidity and Capital Resources

We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our primary source of liquidity is cash from operations, consisting of the proceeds from the sales of our products. We expect to incur significant operating expenses, including expanded research and development activities and patent litigation expenses, for the foreseeable future. We also anticipate incurring capital expenditures of approximately $17 million during the next 12 months, of which $7 million relates to our plant capacity expansion in Taiwan, with the balance principally for continued improvements and expansion of our research and development and manufacturing facilities in California and our packaging and distribution facilities in Pennsylvania. We believe our existing cash and cash equivalents and short-term investment balances, together with cash generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance agreements or the equity or debt capital markets to fund the planned capital expenditures, our research and development plans, and potential revenue shortfalls due to delays in new product introductions.

Cash and Cash Equivalents

At December 31, 2008, we had $69.3 million in cash and cash equivalents, an increase of $31.8 million as compared to December 31, 2007. At December 31, 2007, we had $37.5 million in cash and cash equivalents, an increase of $31.1 million as compared to December 31, 2006.

The increase in cash and cash equivalents during 2008 was driven by cash flow from operating activities, the receipt of the $40.0 million upfront payment received in connection with the Joint Development Agreement with Medicis Pharmaceutical Corporation and the receipt of $25.0 million from the settlement of antitrust litigation.

Cash Flows

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.

Net cash provided by operating activities for the year ended December 31, 2008 was $64.6 million, a decrease of $54.5 million from the prior year period.

The decrease in net cash provided by operating activities resulted from, among other items noted below, a $107.2 million reduction in net income, of which such amount was $18.7 million for the year ended December 31, 2008 as compared to $125.9 million for the same period in the prior year. Additionally, the change in revenue deferrals of $98.9 million, less the change in deferred product manufacturing cost of $27.7 million, resulted in a $71.2 million net decrease of deferrals related to our alliance agreements, offset by a $55.8 million increase in revenue recognized in excess of product manufacturing costs amortized under our alliance agreements. The net decrease of deferrals related to our alliance agreements was principally due to lower sales of our generic OxyContin® and generic Wellbutrin XL® products, marketed under our Rx Partner alliance agreements.

These items were partially offset by the absence of certain items in the current period as compared to the prior period including an $81.5 million reversal of the valuation allowance on deferred tax assets and a $10.5 million deduction for the tax benefit related to the exercise of employee stock options (which for the year ended December 31, 2007, was classified as a source of cash flows from financing activities under GAAP), offset by a $6.0 million provision for uncertain tax provisions in the prior year period.

Other items contributing to the decrease in net cash provided by operating activities include a $12.8 million change in deferred income taxes resulting principally from a lower deferred tax benefit corresponding to the lower net deferrals related to our alliance agreements noted above; a $11.3 million increase in inventory; a $8.4 million decrease in accounts payable and accrued expenses; and a $4.7 million decrease in the provision for uncertain tax positions, partially offset by lower aggregate exclusivity period fee payments of $6.2 million; a $4.3 million increase in share-based compensation operating expense; and a $3.5 million increase in accrued litigation settlement expense.

Net cash provided by investing activities for the year ended December 31, 2008, amounted to $32.3 million, an increase of $130.6 million as compared to the prior year period, with the change primarily due to $137.6 million net liquidations of short-term investments (related to the repurchase of our 3.5% Debentures — see the discussion of net cash used in financing activities below). Purchases of property, plant and equipment for the year ended December 31, 2008 amounted to $25.9 million as compared to $18.8 million for the prior year period. The 2008 purchases of property, plant and equipment, include capital expenditures of approximately $15.7 million (of a total estimated investment of $25.0 million) for our new Taiwan manufacturing facility, which is expected to be completed during 2009. In addition, we expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business. We estimate research and development and patent litigation expenses to be approximately $64.0 million and $10.0 million, respectively, for the next 12 months.

Net cash used in financing activities for the year ended December 31, 2008 was approximately $65.1 million related to the repayment of long-term debt. In this regard, during August and September 2008, at the request of the holders, we made aggregate cash payments of $59.9 million to repurchase, at a discount, an aggregate of $62.25 million in principal face value of our 3.5% Debentures. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of our short-term investments. The remaining $12.75 million principal amount of the 3.5% Debentures are subject to repurchase by us at 100% of the face value on June 15, 2009 at the option of the holders. Additionally, during 2008, aggregate payments of $5.2 million (which includes $5.1 million in early repayments, without penalty) were made for our Cathay Bank term loans, resulting in the repayment in full of both the term loans. Net cash provided by financing activities for the year ended December 31, 2007 was approximately $10.3 million, principally resulting from the $10.5 million tax benefit related to the exercise of employee stock options.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

Net cash provided by operating activities for the year ended December 31, 2007 was $119.0 million, an increase of $124.8 million from the prior year period. This increase was primarily attributable to net income generated by the business principally due to sales of generic OxyContin® and net deferred revenue from Rx Partners of approximately $55.4 million. In addition, $18.2 million in payments to Teva as exclusivity fees regarding the launch of generic Wellbutrin® XL 300 mg was partially offset by a $9.9 million increase in cash receipts from trade accounts receivables, lower inventories of $6.5 million and other working capital items.

Net cash used in investing activities for the year ended December 31, 2007 were purchases of short-term investments, net of sales of $98.3 million, an increase of $54.6 million as compared to the prior period . This reflects our decision to invest the excess portion of our cash balances into higher yielding short term investments. Our capital expenditures for the year ended December 31, 2007 were $18.8 million as compared to $21.5 million for the same period in 2006. The 2007 expenditures included $0.4 million as part of our total estimated investment of $25.0 million for our new Taiwan manufacturing facility which is expected to be completed during 2009.

Net cash used by financing activities for the year ended December 31, 2007 was approximately $10.3 million, principally resulting from the $10.5 million tax benefit related to the exercise of employee stock options, and $0.1 million net proceeds from exercise of stock options and warrants and purchases under the ESPP, offset by $0.3 million used for repayment of long-term debt. Cash flows from financing activities for the year ended December 31, 2006, consisted of $0.1 million net proceeds from exercise of stock options and warrants and purchases under the ESPP, fully offset by $0.1 million used for repayment of long-term debt.

Outstanding Debt Obligations

Senior Lenders; Wachovia Bank

In December 2005, we entered into a three year credit agreement with Wachovia, which provides for a $35.0 million revolving credit facility intended for working capital and general corporate purposes. The revolving credit facility is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. The interest rate for the revolving credit facility is either the prime rate, or LIBOR plus a margin ranging from 1.50% to 2.25% based upon terms and conditions, at our option.

The credit agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. We were limited to capital expenditures of no more than $50 million for the period from January 1, 2005 to December 31, 2006; $25 million for the period from January 1, 2007 to December 31, 2007; and $34 million for the period from January 1, 2008 to December 31, 2008. The credit agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information.

On October 14, 2008, we entered into a first amendment to the credit agreement with Wachovia, in which Wachovia waived our failure to (i) timely deliver annual financial statements for the years ended December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007 and interim financial statements for each period ending on or after December 31, 2005, and (ii) comply with the fixed charge coverage ratio at June 30, 2006. In addition, we agreed to an increase in the unused line fee from 25 basis points per annum to 50 basis points per annum. During the years ended December 31, 2008, 2007 and 2006, we paid $108,000, $88,000 and $93,000, respectively, for unused line fees to Wachovia.

On December 31, 2008, we entered into a second amendment to the credit agreement with Wachovia, which extended the termination date from December 31, 2008 to March 31, 2009. All other material terms of the credit agreement remain in full force and effect.

At December 31, 2008, we were in compliance with the various financial and information reporting covenants contained in the credit agreement. There were no amounts outstanding under the revolving credit facility as of December 31, 2008, 2007 and 2006, respectively.

3.5% Debentures

On June, 27, 2005, we issued $75.0 million principal amount of 3.5% Debentures to a qualified institutional buyer. The 3.5% Debentures are our senior subordinated, unsecured obligations that mature on June 15, 2012 and may not be redeemed by us prior to maturity. Holders also have the right to require us to repurchase all or any portion of the 3.5% Debentures on June 15, 2009. We used the net proceeds from the sale of the 3.5% Debentures together with existing cash to repay our $95.0 million 1.25% Convertible Senior Subordinated Debentures due 2024 (“1.25% Debentures”), which, together with accrued interest thereon, had become due and payable following our default under the terms of the indenture governing such 1.25% Debentures. Our default under the 1.25% Debentures resulted from our failure to file our 2004 annual report on Form 10-K, which constituted a breach of a covenant of the indenture governing the 1.25% Debentures.

The 3.5% Debentures rank pari passu with our accounts payable and other liabilities and are subordinate to certain senior indebtedness, including our credit agreement with Wachovia. The indenture governing the 3.5% Debentures limits the aggregate amount of our indebtedness ranking senior to or pari passu with the 3.5% Debentures to the greater of (i) $50 million or (ii) as of any date, four times our EBITDA for the immediately preceding 12 month period for which public financial information is available. The 3.5% Debentures bear interest at the annual rate of 3.5%, payable on June 15 and December 15 of each year, beginning December 15, 2005.

The 3.5% Debentures are convertible into shares of our common stock at an initial conversion price of $20.69 per share. The 3.5% Debentures are not convertible prior to June 15, 2011, however, unless certain contingencies occur, including the closing price of the common stock having exceeded 120% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter. Upon conversion, the value (the “conversion value”) of the cash and shares of common stock, if any, to be received by a holder converting $1,000 principal amount of the 3.5% Debentures will be determined by multiplying the applicable conversion rate by the 20-day average closing price of the common stock beginning on the second trading day immediately following the day on which the 3.5% Debentures are submitted for conversion. The conversion value will be payable as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the conversion value and (b) $1,000, and (2) to the extent the conversion value exceeds $1,000, a number of shares of common stock with a value equal to the difference between the conversion value and the principal return or a cash payment, at our option. In addition, if a holder elects to convert the 3.5% Debentures within a period of 30 trading days after the effective date of a fundamental change transaction — generally a transaction constituting a change of control of Impax, as defined by the Indenture — the holder will be entitled to receive a “make-whole” premium consisting of additional shares of common stock (or, if we so elect, the same consideration offered in connection with the fundamental change).

Under a related registration rights agreement, we agreed to file a registration statement covering the 3.5% Debentures and shares of common stock issuable upon the conversion of such debentures. Because we did not meet the deadlines set forth in the registration rights agreement, we are required to pay liquidated damages, at an annual rate of 0.5% of the aggregate principal amount of the 3.5% debentures until the registration statement becomes effective. We incurred expense related to these liquidated damages of $261,000, $464,000 and $144,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In August and September 2008, at the request of the holders, we repurchased at a discount, an aggregate face value of $62.25 million principal amount of the 3.5% Debentures, paying $60.3 million including $433,000 of accrued interest. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of our short-term investments. The remaining $12.75 million principal amount of the 3.5% Debentures are subject to repurchase by us at 100% of the face value on June 15, 2009 at the option of the holders.

Solvay Promissory Note

In June, 2006, we issued a subordinated promissory note in the amount of $11.0 million related to the settlement of litigation brought by Solvay Pharmaceuticals, Inc. (“Solvay”), bearing interest at 6.0% per annum, with 24 quarterly principal and interest installment payments of $549,165 commencing March 2007 through December 2012. The Solvay promissory note becomes immediately due and payable upon the occurrence of a default in any payment due, a change in control of us, voluntary or involuntary bankruptcy proceeding by or against us and failure to maintain working capital less than 150% of the remaining unpaid balance of the promissory note. As of December 31, 2008, none of the four events noted above occurred.

Commitments and Contractual Obligations

Our contractual obligations as of December 31, 2008 were as follows:

	Payments Due by Period
		Less Than			More Than
($ in 000s)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations(a)
Credit Facilities and Long- Term Debt(b)	$20,647	$14,657	$3,873	$2,117	$—
Interest Expense Payable — Long-Term Debt	1,286	686	520	80	—
Open Purchase Order Commitments	11,796	11,796	—	—	—
Operating Lease(c)	6,806	1,412	2,324	2,038	1,032
Construction Contracts(d)	1,988	1,988	—	—	—
Total	$42,523	$30,539	$6,717	$4,235	$1,032

(a)	Liabilities for incomes taxes under FIN 48 were excluded as the Company is not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2008, the Company had $7.5 million of gross unrecognized tax benefits under FIN 48.

(b)	Represents the principal portion of payments of debt obligations, including: (i) $12.75 million 3.5% Debentures callable on June 15, 2009, interest paid semi-annually, starting December 15, 2005; (ii) 6.0% note payable to Solvay in 24 quarterly principal and interest installment payments of $549,165 commencing March 2007 through December 2012; and (iii) Vendor financing agreement related to software licenses with interest at 3.10% in two monthly installments of $0 and thirty-four monthly principal and interest installments of $12,871 commencing December 2006 through November 2009.

(c)	We lease office, warehouse, and laboratory facilities under non-cancelable operating leases through June 2015. We also lease certain equipment under various non-cancelable operating leases with various expiration dates through 2013.

(d)	Construction contracts are related to our currently under construction facility in Taiwan, R.O.C., which is intended to be utilized for manufacturing, research and development, warehouse, and administrative space. The construction phase of this project is expected to be completed and equipment to be installed, validated, and approved by FDA in 2009, and product shipments to begin in early 2010. In conjunction with the construction of our Taiwan facility, we have entered into several contracts, amounting to an aggregate of approximately $16,617,000 and $853,000 as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, we had remaining commitments under these contracts of approximately $1,988,000 and $422,000, respectively.

Off Balance-Sheet Arrangements

We have not entered into any off-balance arrangements other than a $500,000 letter of credit entered into in the ordinary course of business. In February 2009, this letter of credit was allowed to expire as it was deemed no longer necessary by one of our suppliers.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The effective date of SFAS 157, with respect to non-financial assets and liabilities, was deferred by FASB Staff Position FAS 157-2 and is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

In June 2007, the EITF reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, (“EITF 07-3”). EITF 07-3, which is effective for fiscal years beginning after December 15, 2007, requires non-refundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. The adoption of EITF 07-3 did not have a significant impact on our consolidated financial statements.

In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1 “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”, (“EITF 07-1”). EITF 07-1 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect the adoption of EITF 07-1 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”, (“SFAS 141(R)”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS 141(R) is effective beginning January 1, 2009 and will apply prospectively to business combinations completed on or after this date. The effect of SFAS 141(R) on our consolidated financial statements will be dependent on the nature and terms of any business combinations to occur after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, (“SFAS 160”). SFAS 160 clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a significant impact on our consolidated financial statements unless a future transaction results in a non-controlling interest in a subsidiary.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We do not expect the adoption of FSP FAS 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities in conformity with GAAP in the United States (the GAAP hierarchy). The effective date of SFAS 162 is November 15, 2008, which is sixty days following the SEC’s approval on September 16, 2008 of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FASB staff position is effective for financial statements issued for fiscal years beginning after December 31, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. We are currently evaluating the impact of FSP APB 14-1 on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents include a portfolio of high credit quality securities, including U.S. Government securities, treasury bills, short-term commercial paper, and high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at December 31, 2008. Our debt instruments at December 31, 2008, are subject to fixed and variable interest rates and principal payments. We estimate the fair value of our fixed rate long-term debt to be $12,444,000, $69,938,000 and $73,313,000 at December 31, 2008, 2007 and 2006, respectively. While changes in market interest rates may affect the fair value of our fixed and variable rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial statements will not be material.

We do not use derivative financial instruments and have no material foreign exchange, except for the carrying value of our investment in our wholly-owned subsidiary Impax Laboratories (Taiwan), Inc., or commodity price risks.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and schedule listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our directors and employees, including our Chief Executive Officer, Chief Financial Officer and any other accounting officer, controller or persons performing similar functions. The Code of Ethics is available on our website (www.impaxlabs.com) and accessible via the “Investor Relations” page. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website within four business days following the date of such amendment or waiver.

Additional information required by this item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2009 (“Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

The consolidated financial statements listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page F-1 is filed as part of this Annual Report on Form 10-K

(a)(3) Exhibits

Exhibit
No.		Description of Document

3	.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)
3	.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(3)
3.2		By-Laws.(2)
4.1		Specimen of Common Stock Certificate.(2)
4.2		Form of Debenture (incorporated by reference to Exhibit A to the Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee, listed on Exhibit 4.3)
4.3		Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(2)
4.4		Supplemental Indenture, dated as of July 6, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(2)
4.5		Registration Rights Agreement, dated as of June 27, 2005, between the Company and the Initial Purchasers named therein.(2)
4.6		Promissory Note dated June 7, 2006, issued by the Company to Solvay Pharmaceuticals, Inc.(2)
4.7		Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(3)
10.1		Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, between the Company and Wachovia Bank, National Association.(2)
10	.1.1	First Amendment, dated October 14, 2008, to Amended and Restated Loan and Security Agreement, dated December 15, 2005, between the Company and Wachovia Bank, National Association.(4)
10	.1.2	Second Amendment to Amended and Restated Loan and Security Agreement, effective as of December 31, 2008, by and among the Company and Wachovia Bank, National Association.
10.2		Purchase Agreement, dated June 26, 2005, between the Company and the Purchasers named therein.(2)
10.3		Impax Laboratories Inc. 1995 Stock Incentive Plan.*(2)
10	.3.1	Amendment No. 1 to Impax Laboratories, Inc. 1995 Stock Incentive Plan, dated July 1, 1998.*
10	.3.2	Amendment No. 2 to Impax Laboratories, Inc. 1995 Stock Incentive Plan, dated May 25, 1999.*
10.4		Impax Laboratories Inc. 1999 Equity Incentive Plan.*
10	.4.1	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*
10.5		Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(2)
10.6		Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*
10	.6.1	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*
10	.6.2	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*

Exhibit
No.		Description of Document

10.7		Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, restated effective January 1, 2005.*(4)
10.8		Employment Agreement, dated as of December 14, 1999, between the Company and Charles Hsiao, Ph.D.*(4)
10.9		Employment Agreement, dated as of December 14, 1999, between the Company and Larry Hsu, Ph.D.*(4)
10.10		Offer of Employment Letter, dated August 12, 2004, between the Company and Charles V. Hildenbrand.*
10.11		Offer of Employment Letter, dated February 9, 2005, between the Company and Arthur A. Koch, Jr.*
10	.12.1	Employment Agreement, dated as of September 1, 2006, between the Company and David S. Doll.*(2)
10	.12.2	Separation Agreement and General Release, dated July 30, 2008, between the Company and David S. Doll.*(2)
10	.12.3	Consulting Agreement, effective as of September 4, 2008, between the Company and David S. Doll.*(2)
10.13		Offer of Employment Letter, effective as of March 31, 2008, between the Company and Michael Nestor.*
10.14		Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*
10.15		Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10	.15.1	Letter Amendment, dated October 8, 2003, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10	.15.2	Letter Agreement, dated March 24, 2005, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10	.15.3	Letter Amendment, dated March 24, 2005 and effective January 1, 2005, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10	.15.4	Amendment, dated January 24, 2006, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(6)
10	.15.5	Amendment, dated February 9, 2007, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10.16		Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.**(5)
10	.16.1	Amendment, dated as of July 9, 2004, to Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.(6)
10	.16.2	Amendment, dated as of February 14, 2005, to Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.(6)
10.17		Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering Corporation.**(6)
10	.17.1	Amendment No. 3, effective as of July 23, 2004, to Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering Corporation.**(5)
10	.17.2	Amendment No. 4, effective as of December 15, 2006, to Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering Corporation.**(5)
10.18		Supply and Distribution Agreement, dated as of November 3, 2005, between the Company and DAVA Pharmaceuticals, Inc.**(5)
10	.18.1	Amendment No. 2, dated February 6, 2007, to Supply and Distribution Agreement, dated November 3, 2005, between the Company and DAVA Pharmaceuticals, Inc.**(6)
10.19		Patent License Agreement, dated as of March 30, 2007, by and among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company.(7)

Exhibit
No.	Description of Document

10.20	Supplemental License Agreement, dated as of March 30, 2007, by and among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company.(7)
10.21	Sublicense Agreement, effective as of March 30, 2007, between the Company and DAVA Pharmaceuticals, Inc.(7)
10.22	Promotional Services Agreement, dated as of January 19, 2006, between the Company and Shire US Inc.**(5)
10.23	Co-promotion Agreement, dated as of July 16, 2008, between the Company and Wyeth, acting through its Wyeth Pharmaceuticals Division.**(7)
10.24	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(5)
10.25	Special Cash Bonus Payments and Directors Fees.*(8)
10.26	Construction Work Agreement, dated as of February 18, 2008, by and between Impax Laboratories (Taiwan), Inc., a wholly-owned subsidiary of the Company, and E&C Engineering Corporation (English translation from the Taiwanese language).
10.27	Construction Agreement, dated as of March 11, 2008, by and between Impax Laboratories (Taiwan), Inc., a wholly-owned subsidiary of the Company, and Fu Tsu Construction (English translation from the Taiwanese language).
11.1	Statement re computation of per share earnings (incorporated by reference to Note 17 to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).
21.1	Subsidiaries of the registrant.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(2)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(4)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on December 2, 2008.

(5)	Incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 14, 2009.

(6)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on November 12, 2008.

(7)	Incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 21, 2009.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2009.

Impax Laboratories, Inc.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008, 2007	F-3
Consolidated Statements of Operations for each of the three years ended December 31, 2008	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each of the three years ended December 31, 2008 and Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2008
F-5
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008	F-6
Notes to Consolidated Financial Statements for the three years ended December 31, 2008	F-7 to F-58
Schedule II, Valuation and Qualifying Accounts	S-1

Page F-1 of F-58

Impax Laboratories, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Impax Laboratories, Inc. and Subsidiaries (a Delaware corporation), (“Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 10 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 in 2007.

/s/ Grant Thornton, LLP

Philadelphia, Pennsylvania
March 12, 2009

Page F-2 of F-58

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$69,275	$37,462
Short-term investments	50,710	106,034
Accounts receivable, net	43,306	51,503
Inventory, net	32,305	27,568
Current portion of deferred product manufacturing costs-alliance agreements	13,578	11,923
Current portion of deferred income taxes	17,996	27,376
Prepaid expenses and other current assets	9,298	8,592

Total current assets	236,468	270,458
Property, plant and equipment, net	95,629	81,223
Deferred product manufacturing costs-alliance agreements	93,144	82,474
Deferred income taxes, net	52,599	47,937
Other assets	9,168	6,793
Goodwill	27,574	27,574

Total assets	$514,582	$516,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,657	$69,234
Accounts payable	12,797	16,898
Accrued expenses	41,360	35,838
Current portion of deferred revenue-alliance agreements	35,015	26,381
Current portion of accrued exclusivity period fee payments due	6,000	12,000

Total current liabilities	109,829	160,351
3.5% Debentures	—	12,750
Long-term debt	5,990	7,760
Fair value of common stock purchase warrants	—	2,285
Deferred revenue-alliance agreements	225,804	181,720
Accrued exclusivity period fee payments due	—	6,000
Other liabilities	13,561	11,426

Total liabilities	$355,184	$382,292

Commitments and contingencies (Notes 19 and 20)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at December 31, 2008 and 2007	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 60,135,686 and 59,066,277 issued at December 31, 2008 and 2007, respectively	602	591
Additional paid-in capital	203,538	196,049
Treasury stock-acquired as a result of achievement of milestone under the Teva Agreement, 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive loss	(995)	(26)
Accumulated deficit	(41,590)	(60,290)

Total stockholders’ equity	$159,398	$134,167

Total liabilities and stockholders’ equity	$514,582	$516,459

The accompanying notes are an integral part of these consolidated financial statements.

Page F-3 of F-58

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2008	2007	2006

Revenues:
Global product sales, net	$98,602	$87,978	$78,201
Rx Partner	81,778	161,114	36,809
OTC Partner	15,946	11,866	13,782
Research Partner	833	—	—
Promotional Partner	12,891	12,759	6,434
Other	21	36	20

Total revenues	210,071	273,753	135,246
Cost of revenues	91,969	107,656	72,248

Gross profit	118,102	166,097	62,998

Operating expenses:
Research and development	59,809	39,992	29,635
Patent litigation	6,472	10,025	9,693
Litigation settlement	—	—	2,556
Selling, general and administrative	47,898	39,573	32,361

Total operating expenses	114,179	89,590	74,245

Income (loss) from operations	3,923	76,507	(11,247)
Change in fair value of common stock purchase warrants	1,234	(110)	1,098
Gain on repurchase of 3.5% Debentures	1,319	—	—
Other income (expense), net	21,576	73	(192)
Interest income	4,218	4,751	2,233
Interest expense	(2,599)	(4,113)	(3,796)

Income (loss) before income taxes	29,671	77,108	(11,904)
Provision (benefit) for income taxes	10,971	(48,817)	140

Net income (loss)	$18,700	$125,925	$(12,044)

Net income (loss) per share:
Basic	$0.32	$2.14	$(0.20)

Diluted	$0.31	$2.06	$(0.20)

Weighted average common shares outstanding:
Basic	59,072,752	58,810,452	58,996,365

Diluted	60,782,721	61,217,470	58,996,365

The accompanying notes are an integral part of these consolidated financial statements.

Page F-4 of F-58

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008
(dollars and shares in thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Accumulated	Comprehensive
Stockholders’ Equity (Deficit)	Shares	Par Value	Capital	Stock	Deficit	Loss	Total

Balance at December 31, 2005	58,977	$590	$182,467	$—	$(174,171)	$—	$8,886
2006
Exercise of common stock purchase warrants, stock options, and sale of common stock under ESPP	52	—	659				659
Share-based compensation expense			683				683
Achievement of milestone under the Teva Agreement	(244)			(2,157)			(2,157)
Currency translation adjustments						(3)	(3)
Net loss					(12,044)		(12,044)

Balance at December 31, 2006	58,785	$590	$183,809	$(2,157)	$(186,215)	$(3)	$(3,976)
2007
Exercise of common stock purchase warrants, stock options, and sale of common stock under ESPP	37	1	250				251
Share-based compensation expense			1,513				1,513
Tax benefit related to exercise of employee stock options			10,477				10,477
Currency translation adjustments						(23)	(23)
Net income					125,925		125,925

Balance at December 31, 2007	58,822	$591	$196,049	$(2,157)	$(60,290)	$(26)	$134,167
2008
Exercise of common stock purchase warrants and stock options, issuance of restricted stock and sale of common stock under ESPP	994	10	1,029				1,039
Share-based compensation expense			5,817				5,817
Issuance of common stock	76	1	643				644
Currency translation adjustments						(969)	(969)
Net income					18,700		18,700

Balance at December 31, 2008	59,892	$602	$203,538	$(2,157)	$(41,590)	$(995)	$159,398

	Years Ended December 31,
Comprehensive Income (Loss)	2008	2007	2006

Net income (loss)	$18,700	$125,925	$(12,044)
Currency translation adjustments	(969)	(23)	(3)

Comprehensive income (loss)	$17,731	$125,902	$(12,047)

The accompanying notes are an integral part of these consolidated financial statements.

Page F-5 of F-58

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$18,700	$125,925	$(12,044)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,895	8,612	7,307
Bad debt expense	568	550	—
Tax benefit on reversal of valuation allowance on deferred tax asset	—	(81,485)	—
Deferred income taxes, net	4,718	17,483	—
Tax benefit related to exercise of employee stock options	—	(10,477)	—
Provision for uncertain tax positions	1,397	6,118	—
Gain, net on repurchase of 3.5% Debentures	(1,319)	—	—
Deferred revenue — Rx Partners	94,876	234,816	115,391
Deferred product manufacturing costs — Rx Partners	(33,928)	(64,681)	(42,431)
Deferred revenue recognized — Rx Partners	(81,778)	(161,114)	(36,809)
Amortization deferred product manufacturing costs — Rx Partners	22,713	46,363	14,006
Deferred revenue — OTC Partners	16,399	15,359	11,215
Deferred product manufacturing costs — OTC Partners	(16,087)	(13,014)	(11,678)
Deferred revenue recognized — OTC Partners	(15,946)	(11,866)	(13,782)
Amortization deferred product manufacturing costs — OTC Partners	14,977	9,900	12,421
Deferred revenue — Research Partner	40,000	—	—
Deferred revenue recognized — Research Partner	(833)	—	—
Payments on exclusivity period fee	(12,000)	(18,200)	(14,400)
Payments on accrued litigation settlements	(2,197)	(2,573)	(12,000)
Accrued litigation settlement expense	3,500	—	2,556
Share-based compensation expense	5,817	1,513	683
Fair value of shares issued under severance arrangement	561	—	—
Accretion of interest income on short-term investments	(2,867)	(3,147)	(1,004)
Change in fair value of common stock purchase warrants	(1,234)	110	(1,098)
Changes in assets and liabilities:
Accounts receivable	7,629	9,868	(31,393)
Inventory	(4,737)	6,543	(846)
Prepaid expenses and other current assets	(4,184)	(6,324)	1,960
Accounts payable and accrued expenses	(814)	7,546	4,372
Other liabilities	738	1,189	1,814

Net cash provided by (used in) operating activities	$64,564	$119,014	$(5,760)

Cash flows from investing activities:
Purchase of short-term investments	$(202,133)	$(244,119)	$(57,530)
Maturities of short-term investments	260,324	164,667	35,302
Purchases of property, plant and equipment	(25,863)	(18,836)	(21,475)

Net cash provided by (used in) investing activities	$32,328	$(98,288)	$(43,703)

Cash flows from financing activities:
Repayment of long-term debt	$(65,234)	$(253)	$(108)
Tax benefit related to exercise of employee stock options	—	10,477	—
Proceeds from stock option exercises and purchases under ESPP	155	113	93

Net cash (used in) provided by financing activities	$(65,079)	$10,337	$(15)

Net increase (decrease) in cash and cash equivalents	$31,813	$31,063	$(49,478)
Cash and cash equivalents, beginning of the year	$37,462	$6,399	$55,877

Cash and cash equivalents, end of year	$69,275	$37,462	$6,399

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2008	2007	2006
	(in $000s)

Cash paid for interest	$2,970	$4,556	$3,409

Cash paid for income taxes	$8,381	$14,106	$500

The Company issued 106,642, 9,388 and 35,243 shares of common stock as the result of cashless exercises of common stock purchase warrants for the years ended December 31, 2008, 2007 and 2006, respectively.

Unpaid vendor invoices of approximately $1,247,000, $2,150,000 and $722,000 which are accrued as of December 31, 2008, 2007 and 2006, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
The accompanying notes are an integral part of these consolidated financial statements.

Page F-6 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007, 2006

1.	THE COMPANY

Impax Laboratories, Inc. (“Impax” or “Company”) is a technology based, specialty pharmaceutical company. The Company has two reportable segments, referred to as the “Global Pharmaceuticals Division”, (“Global Division”) and the “Impax Pharmaceutical Division”, (“Impax Division”). The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products. The Impax Division is engaged in the process of developing branded pharmaceutical products.

The Company’s Global Division develops, formulates, manufactures, and sells controlled release and specialty generic pharmaceutical products, through three sales channels, including: “Global Products”, which includes direct sales of generic prescription (“Rx”) products to wholesalers, large retail drug chains, and others; “Rx Partners”, which include the sale of generic Rx products through unrelated third-party pharmaceutical entities pursuant to alliance agreements; and, “OTC Partners”, which include the sale of generic over-the-counter (“OTC”) products through unrelated third-party pharmaceutical entities pursuant to alliance agreements.

The Company marketed a total of 70 generic pharmaceutical products as of December 31, 2008, which represented dosage variations of 23 different pharmaceutical compounds marketed under the Company’s Global Products label; plus a total of 12 generic prescription pharmaceuticals, representing dosage variations of four different pharmaceutical compounds sold to other unrelated third-party pharmaceutical entities pursuant to the Rx Partners Alliance Agreements; and three generic OTC products of a single compound sold to other unrelated third-party pharmaceutical entities pursuant to the OTC Partners Alliance Agreements.

The Company has 24 applications for approval of new generic products under review by the U.S. Food and Drug Administration (“FDA”), two of which have been tentatively approved, and 40 additional generic products in various stages of research and development, for which applications have not yet been filed.

The Company’s Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address central nervous system (“CNS”) disorders. The Impax Division is also engaged in the co-promotion through a direct sales force focused on marketing to physicians, primarily in the CNS community, of pharmaceutical products developed by other unrelated third-party pharmaceutical entities.

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company owns three properties, including a research and development center, a manufacturing facility, and an office building used as the Company’s corporate headquarters for management, manufacturing support staff, and administrative personnel. Additionally, the Company leases seven facilities in Hayward, Pleasanton, and Fremont, utilized for additional research and development, administrative services, and equipment storage. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia, and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the Unites States, in Taiwan, the Company currently has under construction a facility to eventually be utilized for manufacturing, research and development, warehouse, and administrative space, which is expected to be operational in 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions, based on complex judgments considered reasonable, affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values

Page F-7 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of stock purchase warrants, fair value of share-based compensation awards issued to employees, and estimates used in applying the Company’s revenue recognition policy including those related to sales rebates, chargebacks and shelf stock adjustments, participation in Medicare and Medicaid rebate programs, sales returns and recognition periods related to alliance agreements. Actual results may differ from estimated results.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 58.68% majority ownership interest at December 31, 2008. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all short-term investments with maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents. The Company maintains cash and cash equivalents with several major financial institutions. Such amounts frequently exceed Federal Deposit Insurance Corporation (“FDIC”) limits.

Short-Term Investments

Short-term investments represent investments in fixed rate financial instruments with maturities of greater than three months but less than 12 months at the time of purchase. The Company’s short-term investments are held in U.S. Treasury securities, corporate bonds, and high grade commercial paper, which are not insured by the FDIC. They are stated at amortized cost, which approximates fair value, based upon observable market values.

Fair Value of Financial Instruments

The carrying values of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature. The Company estimates the fair value of its fixed rate long-term debt to be $12,444,000 and $69,938,000 at December 31, 2008 and 2007, respectively.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product liability. In accordance with SFAS No. 5, “Accounting for Contingencies,” (“SFAS 5”), the Company records accruals for such loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with SFAS 5, does not recognize gain contingencies until realized. A discussion of contingencies is included in Note 19, “Commitments and Contingencies,” and Note 20, “Legal and Regulatory Matters.”

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers; these allowances are for specific amounts on certain accounts based on facts and circumstances determined on a case-by-case basis.

Page F-8 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, short-term investments, and accounts receivable. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with high quality money market funds, corporate debt, short-term commercial paper and in securities backed by the U.S. Government. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. The Company does not require collateral to secure amounts owed to it by its customers.

The following tables present the percentage of total accounts receivable and gross revenues represented by the Company’s five largest customers as of and for the years ended December 31, 2008, 2007 and 2006:

Percent of Total Accounts Receivable	2008	2007	2006

Customer #1	22.9%	8.7%	7.1%
Customer #2	20.4%	19.1%	13.5%
Customer #3	20.4%	15.8%	11.2%
Customer #4	13.5%	26.1%	45.5%
Customer #5	6.0%	—	—
Customer #6	—	8.4%	5.0%

Total-Five largest customers	83.2%	78.1%	82.3%

Percent of Gross Revenues	2008	2007	2006

Customer #1	18.0%	13.2%	17.3%
Customer #2	14.0%	12.7%	18.3%
Customer #3	13.9%	35.5%	—
Customer #4	11.6%	10.3%	17.9%
Customer #5	10.9%	5.5%	8.4%
Customer #6	—	—	5.5%

Total-Five largest customers	68.4%	77.2%	67.4%

During the years ended December 31, 2008, 2007 and 2006, the Company’s top ten products accounted for 65%, 68% and 67%, respectively, of Global product sales, net.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, and the cost flow assumption is first in, first out (“FIFO”) flow of goods. Standard costs are revised annually, and significant variances between actual costs and standard costs are apportioned to inventory and cost of goods sold based upon inventory turnover. Costs include materials, labor, quality control, and production overhead. Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Consistent with industry practice, the Company may build pre-launch inventories of certain products which are pending required FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity and FDA approval is expected in the near term and /or the litigation will be resolved in the Company’s favor.

In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies abnormal inventory costs, such as costs of idle facilities, excess freight and

Page F-9 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS 151 were effective for the fiscal year ended December 31, 2006. The adoption of SFAS 151 did not have an impact on the Company’s financial position, results of operations or cash flows, as the Company already accounted for abnormal inventory costs as a current period charge.

The Company is dependent on a small number of suppliers for its raw materials, and any delay or unavailability of raw materials can materially adversely affect its ability to produce products. The Company believes it has, and will continue to have, adequate and dependable sources for the supply of raw materials and components for its manufacturing requirements. All of the Company’s manufacturing facilities are located in northern California, and significant adverse events affecting this geographical area could have a material adverse effect on the Company’s ability to produce products.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Costs incurred in connection with the construction or major renovation of facilities, including interest directly related to such projects, are capitalized as construction in progress. Depreciation is recognized using the straight-line method based on the estimated useful lives of the related assets, which are 40 years for buildings, 15 years for building improvements, seven to 10 years for equipment, and three to five years for office furniture and equipment. Land and construction-in-progress are not depreciated.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), rather than recording periodic amortization, goodwill is subject to an annual assessment for impairment by applying a fair value based test. According to SFAS 142, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required.

The Company considers the Global Division and the Impax Division operating segments to each be a reporting unit as this is the lowest level for which discrete financial information is available. The Company attributes the entire carrying amount of goodwill to the Global Division.

The Company concluded the carrying value of goodwill was not impaired as of December 31, 2008 and 2007 as the fair value of the Global Division exceeded its carrying value at each date. The Company performs its annual goodwill impairment test in the fourth quarter of each year. The Company estimated the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding, for enterprise fair value. In addition, on a quarterly basis, the Company performs a review of its business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, the Company would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to determine the impact, if any, in the Company’s assessment of the reporting unit’s fair value. The Company has not to date deemed there to have been any significant adverse changes in the legal, regulatory, or general economic environment in which the Company conducts its business operations.

Revenue Recognition

The Company recognizes revenue when the earnings process is complete, which under SEC Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition” (“SAB 104”), is when revenue is realized or realizable and earned, there is persuasive evidence a revenue arrangement exists, delivery of goods or services has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Page F-10 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for revenue arrangements with multiple deliverables in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Elements” (“EITF 00-21”), which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if all of the following criteria are met:

•	the delivered item has value to the customer on a stand alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item; and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

Under EITF 00-21, if the fair value of any undelivered element cannot be objectively or reliably determined, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognizable generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a modified proportional performance method.

Global product sales, net:

The “Global product sales, net” line item of the statement of operations, includes revenue recognized related to shipments of pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer — generally when product is received by the customer. Included in Global product revenue are deductions from the gross sales price, including deductions related to estimates for chargebacks, rebates, returns, shelf-stock, and other pricing adjustments. The Company records an estimate for these deductions in the same period when revenue is recognized. A summary of each of these deductions is as follows:

Returns

The Company allows its customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to or until twelve months following, the products’ expiration date.

The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience of Global product sales. The sales return reserve is estimated using a historical lag period — which is the time between when the product is sold and when it is ultimately returned, as determined from the Company’s system generated lag period report — and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. The Company considers other factors when estimating its current period returns provision, including significant market changes which may impact future expected returns, and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.

Rebates and Chargebacks

The Company maintains various rebate programs with its Global Products customers. The rebate programs are integral to the Company’s effort to maintain a competitive position in its marketplace, as well as to promote greater product sales along with customer loyalty. The rebates generally take the form of a credit against the invoiced gross sales amount charged to a customer for products shipped. A provision for rebate

Page F-11 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductions is estimated and recorded in the same period when revenue is recognized based upon the terms of the various rebate programs in effect at the time of product shipment. The Company monitors actual rebates granted and compares them to the estimated provision for rebates to assess the reasonableness of the rebates reserve at each balance sheet date on a quarterly basis.

The Company’s chargeback is the difference between the Company’s invoice price to a wholesaler and the final price paid by the wholesaler. The final price paid by the wholesaler can be lower than the Company’s invoice price based upon the customer to whom the wholesaler sells the Company’s products. The chargeback generally takes the form of a credit against the invoiced gross sales amount charged to the wholesaler. A provision for chargeback deductions is estimated and recorded in the same period the revenue is recognized based upon the terms of the various chargeback arrangements in effect at the time of product shipment. The Company monitors actual chargebacks granted and compares them to the estimated provision for chargebacks to assess the reasonableness of the chargebacks reserve at each balance sheet date on a quarterly basis.

Shelf-Stock Adjustments

The Company will occasionally reduce the selling price of certain products. The Company may issue a credit against the sales amount to customers based upon their remaining inventory of the product in question, provided the customer continues to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and estimated declines in market price.

Medicaid

As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program. The Company determines its estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact the Company’s estimate of Medicaid rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Company records estimates for Medicaid rebates as a deduction from gross sales, with corresponding adjustments to accrued liabilities.

Cash Discounts

The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. An estimate of cash discounts is recorded in the same period when revenue is recognized.

RX Partner and OTC Partner

The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under alliance agreements between the Company and other pharmaceutical companies. The Company has entered into these alliance agreements to develop marketing and /or distribution relationships with its partners to fully leverage its technology platform.

The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and /or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, the Company receives payments from its alliance agreement partners for product shipments, and may also receive royalty, profit sharing, and /or upfront or periodic milestone payments. Revenue received from the

Page F-12 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alliance agreement partners under these agreements are not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments.

The Company initially defers all revenue earned under its Rx Partners and OTC Partners alliance agreements. The deferred revenue is recorded as a liability captioned “Deferred revenue — alliance agreements.” The Company also defers its direct product manufacturing costs to the extent such costs are reimbursable by the Rx Partners and OTC Partners. These deferred product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs — alliance agreements.” The product manufacturing costs in excess of amounts reimbursable by the Rx Partners or OTC Partners are recognized as current period cost of revenue.

The Company recognizes such deferred revenue as either Rx Partner revenue or OTC Partner revenue under the respective alliance agreement, and amortizes deferred product manufacturing costs as cost of revenues — as the Company fulfills its contractual obligations. Revenue is recognized over the respective alliance agreements’ term of the arrangement or the Company’s expected period of performance, using a modified proportional performance method, which results in a greater portion of the revenue being recognized in the period of initial recognition and the remaining balance being recognized ratably over either the remaining life of the arrangement or the Company’s expected period of performance of each respective alliance agreements.

Under the modified proportional performance method of revenue recognition utilized by the Company, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the respective alliance agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance agreement and the denominator of which is the total estimated life of the alliance agreement. The amount recognized during each remaining year is an equal pro rata amount. Finally, cumulative revenue is recognized only to the extent of cash collected and /or the fair value received. The Company’s judgment is this modified proportional performance method better aligns revenue recognition with performance under a long-term arrangement as compared to a straight-line method.

Research Partner:

The “Research Partner” line item of the statement of operations includes revenue recognized under a Joint Development Agreement with another pharmaceutical company. The Joint Development Agreement obligates the Company to provide research and development services over multiple periods. In exchange for these services, the Company received an upfront payment upon signing of the Joint Development Agreement and is eligible to receive contingent milestone payments, based upon the achievement of specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under the Joint Development Agreement.

Revenue received from the provision of research and development services, including the upfront payment and the contingent milestone payments, if any, will be deferred and recognized on a straight-line basis over the expected period of performance of the research and development services. The Company estimates its expected period of performance to provide research and development services is 48 months starting in December 2008 and ending in November 2012. Royalty fee income, if any, will be recognized as current period revenue when earned. The Company determined this agreement does not include multiple deliverables under EITF 00-21.

Promotional Partner:

The “Promotional Partner” line item of the statement of operations includes revenue recognized under a promotional services agreement with another pharmaceutical company. The promotional services agreement obligates the Company to provide physician detailing sales calls to promote its partner’s branded drug product over multiple periods. In exchange for this service, the Company receives a fixed fee based on the number of sales force representatives utilized in providing the services (up to a maximum number of sales force representatives and an

Page F-13 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual maximum payment amount per sales force representative). The Company is also eligible to receive contingent payments based upon the number of prescriptions filled for its partner’s product above a contractual minimum threshold. Additionally, the Company may be required to refund portions of the sales force fees if it fails to perform a minimum number of physician detail calls during specified periods.

The Company recognizes revenue from sales force fees as the services are provided and the performance obligations are met, and contingent payments at the time when they are earned. The Company would record a charge, as a reduction to Promotional Partner revenue, for periods in which a refund liability had been incurred. The Company determined this agreement does not include multiple deliverables under EITF 00-21.

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are recorded as selling expense. Shipping costs were $599,000, $652,000 and $344,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and Development

Research and development activities are expensed as incurred and consist of self-funded research and development costs and costs associated with work performed by other participants under collaborative research and development agreements.

Derivatives

The Company does not engage in hedging transactions for trading or speculative purposes or to hedge exposure to currency or interest rate fluctuations. From time to time, the Company does engage in transactions that result in embedded derivatives (e.g. Convertible Debt). In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related pronouncements, the Company records the embedded derivative at fair value on the balance sheet and records any related gains or losses in current earnings in the statement of operations.

Income Taxes

The Company provides for income taxes using the asset and liability method as required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). This approach recognizes the amount of federal, state, and local taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. Under SFAS 109, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. In this regard, SFAS 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS 109 by defining the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with generally accepted accounting principles. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the

Page F-14 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax authority. Additionally, FIN 48 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the disclosure requirements of FIN 48, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total interest expense and other expense, respectively.

Share-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which it adopted on January 1, 2006 using the modified prospective method. Under this method, compensation expense is recognized on a straight-line basis over the remaining vesting period of any outstanding unvested options at the adoption date and any new options granted after the adoption date. Prior periods are not restated under this method. Prior to adoption of SFAS 123(R), the Company recognized compensation expense related to its stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation cost for stock options, if any, was measured as the excess of the quoted market price of the common stock at the date of grant over the amount an employee must pay to acquire the stock.

Litigation Settlement

In November 2008, the Company entered into an agreement to settle its antitrust claim related to the Company’s Fenofibrate Tablets, 160mg and 54mg, and Fenofribate Capsules, 67mg 134mg, and 200mg, each generic to TriCor®. Under this litigation settlement, the Company received $25,000,000 in December 2008, which was recorded in Other income (expense), net in the consolidated statement of operations.

Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares adjusted for the dilutive effect of common stock equivalents outstanding during the period.

Other Comprehensive Income (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130), which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. However, effective with its majority equity investment in Prohealth Biotech, Inc. and the formation of its wholly owned subsidiary Impax Laboratories (Taiwan) Inc., the Company recorded foreign currency translation gains and losses, which are reported as comprehensive income (loss). Foreign currency translation losses for the years ended December 31, 2008, 2007 and 2006 were $969,000, $23,000 and $3,000, respectively.

Deferred Financing Costs

The Company capitalizes direct costs incurred with obtaining debt financing, which are included in Other assets on the consolidated balance sheet. Deferred financing costs, including costs incurred in obtaining debt financing, are amortized to interest expense over the term of the underlying debt on a straight-line basis, which approximates the effective interest method. The Company recognized amortized deferred financing costs of $307,000, $468,000 and $466,000, in the years ended December 31, 2008, 2007, and 2006, respectively.

Page F-15 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The Company translates the assets and liabilities of the Taiwan dollar functional currency of its majority-owned affiliate Prohealth Biotechnology, Inc. and its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. into the United States dollar reporting currency using exchange rates in effect at the end of each reporting period. The revenue and expense of these entities are translated using an average of the rates in effect during the reporting period. Gains and losses from these translations are recorded as currency translation adjustments included in the consolidated statements of comprehensive income (loss) and the consolidated statements of changes in shareholders’ equity (deficit).

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The effective date of SFAS 157, with respect to non-financial assets and liabilities, was deferred by FASB Staff Position FAS 157-2 and is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements.

In June 2007, the EITF reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3, which is effective for fiscal years beginning after December 15, 2007, requires non-refundable advance payments for future research and development activities to be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. The adoption of EITF 07-3 did not have a significant impact on the Company’s consolidated financial statements.

In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1 “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”, (“EITF 07-1”). EITF 07-1 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect the adoption of this authoritative guidance to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS 141(R) is effective for the Company beginning January 1, 2009 and will apply prospectively to business combinations completed on or after this date. The effect of SFAS 141(R) on the Company’s consolidated financial statements will be dependent on the nature and terms of any business combinations to occur after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, (“SFAS 160”). SFAS 160 clarifies a non-controlling (minority) interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, and

Page F-16 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant impact on the Company’s consolidated financial statements unless a future transaction results in a non-controlling interest in a subsidiary.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company does not expect the adoption of this authoritative guidance to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities in conformity with GAAP in the United States (the GAAP hierarchy). The effective date of SFAS 162 is November 15, 2008, which is sixty days following the SEC’s approval on September 16, 2008 of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this authoritative guidance to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FASB staff position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. The Company is currently evaluating the impact of FSP APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

4.	INVESTMENTS

Investments consist of commercial paper, corporate bonds and medium-term notes, government agency obligations and certificates of deposit. The Company’s policy is to invest in only high quality “AAA-rated” or investment grade securities. Investments in debt securities are accounted for as ‘held-to-maturity’ and are recorded at amortized cost. The Company has historically held all investments in debt securities until maturity and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon sale the Company uses a specific identification method.

Page F-17 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of Short-term investments as of December 31, 2008 and 2007 is as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In $000’s)

December 31, 2008
Commercial paper	$6,194	$—	$—	$6,194
Government agency obligations	35,948	52	(6)	35,994
Corporate bonds	7,856	—	(54)	7,802
Asset-backed securities	481	—	(31)	450
Certificates of deposit	231	—	—	231

Total short-term investments	$50,710	$52	$(91)	$50,671

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In $000’s)

December 31, 2007
Commercial paper	$94,107	$—	$—	$94,107
Government agency obligations	7,000	—	—	7,000
Corporate bonds	3,202	5	(8)	3,199
Asset-backed securities	1,503	—	(64)	1,439
Certificates of deposit	222	—	—	222

Total short-term investments	$106,034	$5	$(72)	$105,967

5.	ACCOUNTS RECEIVABLE

The details of accounts receivable, net are set forth in the following table:

	December 31,
	2008	2007
	(In $000’s)

Gross accounts receivable	$54,591	$60,272
Less: Rebate reserve	(4,800)	(3,603)
Less: Chargeback reserve	(4,056)	(2,977)
Less: Other deductions	(2,429)	(2,189)

Accounts receivable, net	$43,306	$51,503

Other deductions include allowance for doubtful accounts, and cash discounts.

Page F-18 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A roll forward of the chargeback and rebate reserve activity is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In $000’s)

Rebate reserve
Beginning balance	$3,603	$3,124	$5,391
Provision recorded during the period	20,361	15,968	13,856
Credits issued during the period	(19,164)	(15,489)	(16,123)

Ending balance	$4,800	$3,603	$3,124

	For the Years Ended December 31,
	2008	2007	2006
	(In $000’s)

Chargeback reserve
Beginning balance	$2,977	$4,401	$4,438
Provision recorded during the period	50,144	33,972	26,664
Credits issued during the period	(49,065)	(35,396)	(26,701)

Ending balance	$4,056	$2,977	$4,401

6.	INVENTORY

At December 31, 2008 and 2007, inventory, net of carrying value reserves, consisted of the following:

	December 31,
	2008	2007
	(In $000’s)

Raw materials	$16,940	$15,005
Work in process	1,397	1,827
Finished goods	16,504	11,373

Total inventory, net	$34,841	$28,205
Less: Non-current inventory, net	(2,536)	(637)

Inventory, net	$32,305	$27,568

The Company has recorded inventory reserves of $4,405,000 and $3,148,000 as of December 31, 2008 and 2007, respectively.

To the extent inventory is not scheduled to be utilized in the manufacturing process and /or sold within 12 months of the balance sheet date, it is included as a component of other non-current assets. Amounts classified as non-current inventory consist of raw materials, net of valuation reserves. Raw materials generally have a shelf life of approximately three to five years, while finished goods generally have a shelf life of approximately 24 months.

When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and /or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity, FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor.

Page F-19 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes pre-launch inventories at the lower of its cost or the amount expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory, less reserves, is approximately $1,368,000 and $63,000 at December 31, 2008 and 2007, respectively.

The capitalization of unapproved pre-launch inventory involves risks, including: (i) FDA approval of product may not occur; (ii) approvals may require additional or different testing / specifications than used for unapproved inventory and (iii) in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the historical product costs, then the pre-launch inventory value is reduced to such lower market prices. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the pre-launch products have inventory costs lower than their related net selling prices.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following:

	December 31,
	2008	2007
	(In $000’s)

Land	$2,270	$2,270
Buildings and improvements	55,310	51,287
Equipment	49,983	44,001
Office furniture and equipment	6,733	5,332
Construction-in-progress	21,019	10,323

Property, plant and equipment, gross	135,315	113,213
Less: Accumulated depreciation	(39,686)	(31,990)

Property, plant and equipment, net	$95,629	$81,223

Depreciation expense was $9,588,000, $8,144,000 and $6,841,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Page F-20 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	ACCRUED EXPENSES

The following table sets forth the Company’s Accrued expenses:

	December 31,
	2008	2007
	(In $000’s)

Payroll related expenses	$15,147	$9,983
Product returns	13,675	14,261
Shelf stock price protection	572	384
Medicaid rebates	584	566
Royalty expense	259	551
Physician detailing sales force fees	2,279	2,096
Legal and professional fees	2,087	3,382
Litigation settlements	4,526	1,555
Other	2,231	3,060

Total accrued expenses	$41,360	$35,838

Included in Payroll related expenses is $0 and $26,000 at December 31, 2008 and 2007, respectively related to post-employment severance related charges. Included in Other at December 31, 2008 and 2007 are state income taxes payable amounting to $0 and $1,638,000, respectively.

On January 28, 2009, the Company entered into an agreement settling the securities class actions pending in the U.S. District Court for the Northern District of California. Under the terms of the settlement, plaintiffs have agreed to dismissal of the actions with prejudice, and defendants, including the Company, without admitting the allegations or any liability, have agreed to pay the plaintiff class $9.0 million, of which the Company paid approximately $3.4 million in 2009, with the balance paid by the Company’s directors and officers liability insurance carriers. The Company recorded an accrued expense for its portion of the settlement payment, in the year ended December 31, 2008, with such charge included in Other income (expense), net in the consolidated statement of operations.

As described more fully above, the Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products sales channel. Sales of product under the OTC Partners and RX Partners alliance agreements generally are not subject to returns. A reconciliation of the Company’s product returns reserve activity is as follows for the years ended:

	December 31,
	2008	2007	2006
	(In $000’s)

Beginning balance	$14,261	$12,903	$10,625
Provision related to sales recorded in the period	5,719	5,459	7,220
Credits recorded in the period	(6,305)	(4,101)	(4,942)

Ending balance	$13,675	$14,261	$12,903

Page F-21 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	FAIR VALUE OF COMMON STOCK PURCHASE WARRANTS

Common Stock Purchase Warrants

In connection with a May 2003 private financing, the Company issued 878,815 common stock purchase warrants, each of which entitled the holder to purchase one share of the Company’s common stock at an exercise price of $7.421 per share for five years from the date of issuance.

During 2008, 2007, and 2006, warrants for 604,887, 36,616 and 100,000 shares of the Company’s common stock, respectively, were exercised. At December 31, 2008, no common stock purchase warrants remained outstanding.

Consistent with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), the common stock purchase warrants were classified as liabilities, as there were certain conditions attached to the warrants which may have required cash settlement. Accordingly, the warrants were accounted for at fair value and changes in fair value were recognized as a component of “other income” at each quarter end period over the life of the respective warrants. The warrants are also considered derivatives consistent with the guidance in SFAS 133.

The Company used a Black-Scholes option pricing model to value the common stock purchase warrants, with the key valuation assumptions being the terms of the warrants and the actual price of the Company’s common stock at the end of each quarter, as well as a volatility rate calculated based on changes in the price of the Company’s common stock and a risk-free interest rate corresponding to the rate on Treasury securities with a time frame approximately the same as the common stock purchase warrant’s remaining time to expiration as of each valuation date. During the three years ended December 31, 2008, the estimated fair value of the warrants ranged from a high of $5.66 per share on February 24, 2006 to a low of $1.62 on June 30, 2006.

The following table summarizes the number of outstanding common stock purchase warrants and the corresponding estimated fair value of the common stock purchase warrant liability at each December 31, year end:

	Common	Common
	Stock	Stock	Total
	Purchase	Purchase	Reported
	Warrants	Warrants	Liability
	Outstanding	Value	Value

Ending balance December 31, 2005	741,503	$5.36	$3,977,000
Warrants exercised in 2006	(100,000)

Ending balance December 31, 2006	641,503	$3.60	$2,313,000
Warrants exercised in 2007	(36,616)

Ending balance December 31, 2007	604,887	$3.78	$2,285,000
Warrants exercised in 2008	(604,887)

Ending balance December 31, 2008	—	$—	$—

As noted above, the estimated fair value of the common stock purchase warrants at each balance sheet date was determined using a Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2008	2007	2006

Volatility (range)	43.0 - 49.0%	24.2 - 46.4%	48.7 - 57.6%
Risk-free interest rate (range)	1.25 - 1.50%	3.4 - 4.9%	4.7 - 5.2%
Dividend yield	0%	0%	0%

The expected life of the common stock purchase warrants was estimated based on the time-to-expiration at each balance sheet date.

Page F-22 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	INCOME TAXES

The Company is subject to U.S. federal, state and local income taxes. The provision for (benefit from) income taxes on earnings is comprised of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(In $000’s)

Current:
Federal taxes	$6,315	$8,383	$320
State taxes	(62)	6,802	190

Total current tax expense	6,253	15,185	510

Deferred:
Federal taxes	$3,478	$17,830	$(4,971)
Federal taxes-change in valuation allowance	—	(66,783)	4,651
State taxes	1,240	(347)	(2,391)
State taxes-change in valuation allowance	—	(14,702)	2,341
Foreign taxes	—	—	—

Total deferred tax expense (benefit)	4,718	(64,002)	(370)

Provision for (benefit from) income taxes	$10,971	$(48,817)	$140

A reconciliation of the difference between the tax provision (benefit) at federal statutory rates and actual income taxes on income (loss) before income taxes, which includes federal, state, and other income taxes, is as follows:

	For the Years Ended December 31,
	2008		2007		2006
	(In $000’s)

Income (loss) before income taxes	$29,671		$77,108		$(11,904)

Tax provision (benefit) at federal statutory rate	10,385	35.0%	26,988	35.0%	(4,047)	(34.0)%
Increase (decrease) in tax rate resulting from:
State and local taxes, net of federal benefit	130	0.5%	2,886	3.8%	(1,699)	(14.3)%
Increase in federal statutory tax rate on deferred tax accounts	—	—	(1,993)	(2.6)%	—	—
Research and development credits	(2,228)	(7.5)%	(1,306)	(1.7)%	(996)	(8.3)%
Share-based compensation	1,438	4.9%	528	0.7%	232	2.0%
Domestic manufacturing deduction	(531)	(1.8)%	(676)	(0.9)%	—	—
Change in warrant fair value	(432)	(1.5)%	38	0.1%	(373)	(3.1)%
Provision for uncertain tax positions	1,050	3.5%	6,118	7.9%	—	—
Other, net	1,159	3.9%	85	0.1%	31	0.2%
Change in valuation allowance	—	—	(81,485)	(105.7)%	6,992	58.7%

Provision for (benefit from) income taxes	$10,971	37.0%	$(48,817)	(63.3)%	$140	1.2%

Deferred income taxes are provided for temporary differences between the financial statement carrying values and the tax bases of the Company’s assets and liabilities. Deferred tax assets result principally from deferred revenue related to the Company’s alliance agreements, consisting of the Teva Agreement, DAVA Agreement, OTC Agreements, and the Medicis Joint Development Agreement, each as defined below, as well as recording certain

Page F-23 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accruals and reserves currently not deductible for tax purposes, and, additionally, net operating loss carryforwards and from tax credit carryforwards. Deferred tax liabilities principally result from deferred product manufacturing costs related to the alliance agreements, and the use of accelerated depreciation and amortization methods for tax reporting purposes.

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In $000’s)

Deferred tax assets:
Net operating loss carryforwards	$830	$1,024
Research and development credits	3,009	6,118
Inventory reserves	2,490	1,249
Accrued expenses	11,711	10,230
Deferred revenues	87,789	81,654
Accrued exclusivity period fee payments	3,073	7,145
Litigation settlements	2,376	3,345
Depreciation and amortization	371	—
Other	4,838	3,752

Gross deferred tax assets	$116,487	$114,517

Deferred tax liabilities:
Tax depreciation and amortization in excess of book amounts	$2,205	$1,508
Deferred manufacturing costs	42,267	37,468
Deferred revenues	854	—
Other	566	228

Gross deferred tax liabilities	$45,892	$39,204

Deferred tax assets, net	$70,595	$75,313

The breakdown between current and long-term deferred tax assets and tax liabilities is as follows:

	December 31,
	2008	2007
	(In $000’s)

Current deferred tax assets	$23,940	$32,336
Current deferred tax liabilities	(5,944)	(4,960)

Current deferred tax assets, net	17,996	27,376

Non-current deferred tax assets	92,547	82,181
Non-current deferred tax liabilities	(39,948)	(34,244)

Non-current deferred tax assets, net	52,599	47,937

Deferred tax assets, net of valuation allowance	$70,595	$75,313

The Company historically recorded a deferred tax asset valuation allowance, based upon its history of generating net operating losses (“NOLs”) and therefore not having regular income tax obligations. The Company did, however, make payments for federal and state alternative minimum taxes (“AMT”) in years 2006 and 2005, and while these AMT payments were recorded as deferred tax assets, they did not have a valuation reserve, as such AMT

Page F-24 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments have no expiration date. The Company had a state AMT deferred tax asset of $717,000 at December 31, 2008, with an indefinite carryforward until used against regular state income taxes.

During the second quarter of 2007, as a result of significant revenue earned under one of the alliance agreements, the Company determined it was more likely than not its deferred tax assets would be realized as an offset against current income tax obligations. Accordingly, at June 30, 2007, the Company reversed the deferred tax asset valuation allowance in the amount of approximately $91,962,000, of which $10,477,000 was credited to additional paid-in capital, as the tax benefit resulted from employee stock options which were exercised prior to January 1, 2006.

The Company had no federal NOL carryforwards as of December 31, 2008 and 2007, and $75,369,000 as of December 31, 2006. The Company also had state and local NOL carryforwards of $12,773,000, $15,773,000 and $21,493,000 as of December 31, 2008, 2007 and 2006, respectively. The state NOLs as of December 31, 2008 have a twenty year carryforward period, and expire between the years 2020 and 2023, as follows:

Year	Amount
(In $000’s)

2020	$2,075
2021	4,968
2022	1,955
2023	3,775

Total	$12,773

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for the financial statement benefit of tax positions taken or expected to be taken in a tax return. The Company has recognized a provision for uncertain tax positions related to federal and state research and development credits. A reconciliation of the accrual of unrecognized tax benefits is as follows:

(In $000’s)

Balance at January 1, 2008	$6,118
Increase/(decrease) based on prior year tax positions	—
Increase/(decrease) based on current year tax positions	1,397

Balance at December 31, 2008	$7,515

The balance of unrecognized tax benefits at December 31, 2008, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company is not able to determine whether there will be any significant increase or decrease in the unrecognized tax benefits over the next 12 months.

The Company recognizes interest and penalties related to income tax matters as a part of total interest expense and other expense, respectively. At December 31, 2008, the Company had $347,000 of accrued interest expense related to its reserve for uncertain tax positions. The Company has taken the appropriate steps to eliminate exposure to penalties related to its uncertain tax positions and therefore did not accrue penalties at December 31, 2008.

The tax years ended December 31, 2008, 2007, 2006 and 2005 remain open to examination by the Internal Revenue Service and Pennsylvania Department of Revenue. The tax years ended December 31, 2008, 2007, 2006, 2005 and 2004 remain open for examination by the California Franchise Tax Board. The Company is currently under audit by the California Franchise Tax Board for the tax years ended December 31, 2006 and 2005. The Company is currently undergoing a sales and use tax audit by the California State Board of Equalization for the period July 1, 2005 through June 30, 2008.

Page F-25 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	REVOLVING LINE OF CREDIT

In December 2005, the Company and Wachovia Bank, N.A. (“Wachovia”) entered into a three year credit agreement (“Credit Agreement”), which provides for a $35,000,000 revolving credit facility intended for working capital and general corporate purposes. The revolving credit facility is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. The interest rate for the revolving credit facility is either the prime rate, or LIBOR plus a margin ranging from 1.50% to 2.25% based upon terms and conditions, at the Company’s option.

The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. The Company was limited to capital expenditures of no more than $50,000,000 for the period from January 1, 2005 to December 31, 2006; $25,000,000 for the period from January 1, 2007 to December 31, 2007; and $34,000,000 for the period from January 1, 2008 to December 31, 2008. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide Wachovia with certain periodic financial information.

On October 14, 2008, the Company and Wachovia entered into the First Amendment to the Credit Agreement (“First Amendment”). Under the First Amendment, Wachovia agreed to waive the Company’s failure to: (i) timely deliver annual financial statements for the years ended December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007 and interim financial statements for each period ending on or after December 31, 2005; and (ii) comply with the fixed charge coverage ratio at June 30, 2006. In addition, the parties agreed to an increase in the unused line fee from 25 basis points per annum to 50 basis points per annum. During the years ended December 31, 2008, 2007 and 2006, the Company paid $108,000, $88,000 and $93,000, respectively, for unused line fees to Wachovia.

On December 31, 2008, the Company and Wachovia entered into the Second Amendment to the Credit Agreement, which extended the termination date from December 31, 2008 to March 31, 2009. All other material terms of the Credit Agreement remain in full force and effect.

At December 31, 2008, the Company was in compliance with the various financial and information reporting covenants contained in the Credit Agreement. There were no amounts outstanding under the revolving credit facility as of December 31, 2008 and 2007, respectively.

12.	LONG-TERM DEBT

3.5% Convertible Senior Subordinated Debentures

On June 27, 2005, the Company sold $75,000,000 of 3.5% convertible senior subordinated debentures due 2012 (“3.5% Debentures”) to a qualified institutional buyer. The net proceeds from the sale of the 3.5% Debentures, together with additional funds, were used to repay the Company’s $95,000,000 in aggregate principal amount of its 1.25% convertible senior subordinated debentures due 2024 (“1.25% Debentures”). The Company was required to repay the 1.25% Debentures, which had been issued in April 2004, because of its failure to file its 2004 annual report on Form 10-K with the SEC, which failure constituted a default under the indenture governing the 1.25% Debentures.

The 3.5% Debentures are senior subordinated, unsecured obligations of the Company and rank pari passu with the Company’s accounts payable and other liabilities, and are subordinate to certain senior indebtedness, including the Company’s credit agreement with Wachovia. The Indenture governing the 3.5% Debentures limits the aggregate amount of the Company’s indebtedness ranking senior to or pari passu with the 3.5% Debentures to the greater of (i) $50,000,000 or (ii) as of any date, four times the Company’s EBITDA for the immediately preceding twelve month period for which public financial information is available. The 3.5% Debentures bear interest at the rate of

Page F-26 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.5% per annum. Interest on the 3.5% Debentures is payable on June 15 and December 15 of each year, beginning on December 15, 2005.

While the 3.5% Debentures mature on June 15, 2012 and may not be redeemed by the Company prior to maturity, holders of the 3.5% Debentures have the right to require the Company to repurchase all or any part of their 3.5% Debentures on June 15, 2009 at a repurchase price equal to 100% of the principal amount of the 3.5% Debentures, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the repurchase date.

Each 3.5% Debenture was issued at a price of $1,000 and is convertible into Company common stock at an initial conversion price of $20.69 per share.

Under a related Registration Rights Agreement, the Company agreed to file a registration statement covering the 3.5% Debentures no later than March 24, 2006 and to have the registration statement declared effective by the SEC no later than June 22, 2006. As these deadlines were not met, the Company is required to pay the holders of the 3.5% Debentures liquidated damages, initially at the annual rate of 0.25% of the aggregate principal amount of the 3.5% Debentures, and then escalating to 0.50% of such amount until the registration statement became effective. The Company incurred expense related to these liquidated damages of $261,000, $464,000 and $144,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Prior to June 15, 2011, the 3.5% Debentures will not be convertible unless certain contingencies occur, including the closing price of the common stock having exceeded 120% of the conversion price for at least twenty trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter. Upon conversion, the value (“conversion value”) of the cash and shares of common stock, if any, to be received by a holder converting $1,000 principal amount of the 3.5% Debentures will be determined by multiplying the applicable conversion rate by the 20-day average closing price of the common stock beginning on the second trading day immediately following the day on which the 3.5% Debentures are submitted for conversion. The conversion value will be payable as follows: (1) an amount in cash (“principal return”) equal to the lesser of (a) the conversion value and (b) $1,000, and (2) to the extent the conversion value exceeds $1,000, a number of shares of common stock with a value equal to the difference between the conversion value and the principal return or cash, at the Company’s option.

In addition, if a holder elects to convert 3.5% Debentures within a period of 30 trading days after the effective date of a fundamental change transaction — consisting generally of a transaction constituting a change of control of the Company, as defined by the Indenture — the holder will be entitled to receive a “make-whole” premium consisting of additional shares of the Company’s common stock (or, if the Company so elects, the same consideration offered in connection with the fundamental change).

In August and September 2008, the Company repurchased at a discount an aggregate of $62,250,000 face value principal amount of the 3.5% Debentures at the request of the holders. The Company paid $59,916,000, plus $433,000 of accrued interest expense. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of the Company’s short-term investments. The Company recorded a net gain on the 3.5% Debentures repurchases of $1,319,000, net of a $1,015,000 write-off of related unamortized deferred finance costs.

Page F-27 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s long-term debt:

	December 31,
	2008	2007
	(In $000s)

3.5% Debentures(1)	$12,750	$75,000
8.17% Term loan — Cathay Bank(2)	—	2,215
7.5% Term loan — Cathay Bank(3)	—	2,957
Subordinated promissory note(4)	7,760	9,428
Vendor financing agreement(5)	137	144

Total Debt	$20,647	$89,744
Less: Current portion of long-term debt	(14,657)	(69,234)

Long-term debt	$5,990	$20,510

(1)	In August and September 2008, the Company repurchased at a discount an aggregate of $62,250,000 face value principal amount of its 3.5% Debentures at the request of the holders. The remaining $12,750,000 principal amount matures on June 15, 2012, but is subject to repurchase by the Company at 100% of the outstanding principal amount on June 15, 2009, at the option of the holders.

(2)	Term loan payable at 8.17% to Cathay Bank in 83 monthly installments of $19,540 commencing June 28, 2001 through May 27, 2008 with a balance due on June 28, 2008. The 8.17% Cathay Bank loan was collateralized by land, building and building improvements in the Company’s 35,000 square foot headquarters and research facility in Hayward, California. This loan was paid in full without penalty in May 2008.

(3)	Term loan payable at 7.5% to Cathay Bank in 83 monthly installments of $24,629 commencing November 14, 2001 through October 13, 2008 with a balance of $2,917,598 due on November 14, 2008. The 7.5% Cathay Bank loan was collateralized by land, building and building improvements in the Company’s 50,000 square foot manufacturing facility in Hayward, California. This loan was paid in full without penalty in May 2008.

(4)	Subordinated promissory note in the amount of $11,000,000 related to the June 2006 settlement of litigation brought by Solvay Pharmaceuticals, Inc. (“Solvay”). In the settlement, the Company agreed to pay $23,000,000 to Solvay, with such amount recorded as litigation settlement expense in the Company’s 2004 financial statements. The settlement included a $12,000,000 cash payment upon signing of the settlement agreement with the remaining $11,000,000 to be paid under the terms of the subordinated promissory note between the Company and Solvay. The subordinated promissory note interest rate is 6.0% per annum, and requires the Company to pay 24 quarterly installments of $549,165, commencing in March 2007 through December 2012. Additionally, the subordinated promissory note becomes immediately due and payable upon the occurrence of a default in any payment due, a change in control of the Company, voluntary or involuntary bankruptcy proceeding by or against the Company, and working capital less than 150% of the remaining unpaid balance of the subordinated promissory note. At December 31, 2008, none of these events has occurred to date.

(5)	Vendor financing agreement related to software licenses, with interest at 3.1% annum, and two monthly installments of $0 and thirty-four monthly installments of $12,871, commencing December 2006 through November 2009.

Page F-28 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled maturities and repurchases of long-term debt as of December 31, 2008 are as follows:

(In $000’s)

2009	$14,657
2010	1,879
2011	1,994
2012	2,117
2013	—
Thereafter	—

Total	$20,647

13.	ALLIANCE AGREEMENTS

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, 12 specified controlled release generic pharmaceutical products, each for a 10-year period. The significant rights and obligations under the Teva Agreement are as follows:

Product Development, Manufacture and Sales:  The Company is required to develop the products, obtain FDA approval to market the products, and manufacture and deliver the products to Teva. The product-linked revenue the Company earns under the Teva Agreement consists of Teva’s reimbursement of all of the Company’s manufacturing costs plus a fixed percentage of defined profits on Teva’s sales to its customers. Manufacturing costs are direct cost of materials plus actual direct manufacturing costs, including packaging material, not to exceed specified limits. The Company invoices Teva for the manufacturing costs when products are shipped to Teva, and Teva is required to pay the invoiced amount within 30 days. Teva has the exclusive right to determine all terms and conditions of the product sales to its customers. Within 30 days of the end of each calendar quarter, Teva is required to provide the Company with a report of its net sales and profits during the quarter and to pay the Company its share of the profits resulting from those sales on a quarterly basis. Net sales are Teva’s gross sales less discounts, rebates, chargebacks, returns, and other adjustments, all of which are based upon fixed percentages, except chargebacks, which are estimated by Teva and subject to quarterly true-up reconciliation.

Cost Sharing:  The Teva Agreement required Teva to pay the Company $300,000 at the inception of the Teva Agreement for reimbursement of regulatory expenses previously incurred, and thereafter to pay specified percentages of ongoing regulatory costs incurred in connection with obtaining and maintaining FDA approval, patent infringement litigation and regulatory litigation.

Advance Deposit:  Teva agreed to provide the Company with a $22,000,000 advance deposit payable for the contingent purchase of exclusive marketing rights for the 12 products. The advance deposit included debt-like terms to facilitate repayment to Teva to the extent the contingencies did not occur. Specifically, the advance deposit payable accrued interest at an 8.0% annual rate from the June 2001 Teva Agreement inception date, and required the Company to repay the advance deposit payable no later than January 15, 2004. In addition, the advance deposit included the following provisions:

•	Contingent Sale of Market Exclusivity — The Teva Agreement obligated the Company to deliver and Teva to purchase the exclusive marketing rights for four of the 12 covered products for $22,000,000 to the extent the Company achieved specified product development milestones relating to four products. Portions of this $22,000,000 purchase price were assigned to milestones based on their negotiated values at the inception of the Teva Agreement. If some, but not all of the milestones were achieved, then exclusive marketing rights would transfer only for those products for which the related milestones were met. To the extent the

Page F-29 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

milestones were not achieved by January 15, 2004 and Teva had not exercised the contingent option to purchase market exclusivity described below, the related exclusive marketing rights would not be transferred to Teva, the Company would be required to repay the corresponding portions of the $22,000,000 advance deposit and Teva would retain non-exclusive marketing rights with respect to the related products. The milestones and related portions to be repaid were: $2,000,000 if tentative FDA approval for one specified product was not obtained by June 15, 2002; $5,000,000 if the same product was not launched by February 15, 2003; $5,000,000 and $4,000,000, respectively, if two additional products were not launched by December 15, 2003; $1,000,000 if tentative FDA approval of a fourth product was not received by January 15, 2003; and $5,000,000 if the same product was not launched by December 15, 2003.

•	Contingent Option to Purchase Market Exclusivity — The Company also granted Teva an option to purchase the exclusive marketing rights to the four specified products to the extent the product development milestones were not met. Teva could exercise this right by forgiving repayment of half of the foregoing portions of the $22,000,000 advance deposit payable as assigned in the Teva Agreement to the specified product.

•	The Company’s Share Settlement Option — To the extent the Company failed to achieve the milestones and Teva failed to exercise its option to purchase market exclusivity for the four specified products and the Company was thus required to repay the advance deposit, the Company had the option to settle, or repay, the applicable portion of the advance deposit either in cash or with shares of its common stock valued at the average closing price of the stock during the ten trading days ending two days prior to the date of Teva’s receipt of the shares (“Designated Share Price”).

•	Interest Forgiveness /FDA Approval Provision — Under the terms of the Teva Agreement, when the Company received FDA approval for any three of the 12 covered products, the entire amount of interest payable under the advance deposit would be forgiven. The nominal amount of the accrued interest expected to be incurred over the life of the advance deposit was estimated not to exceed approximately $4,400,000.

Sale of Common Stock:  The Teva Agreement required Teva to purchase $15,000,000 of the Company’s common stock in four equal quarterly installments beginning September 15, 2001. The number of shares purchased in each installment was determined by dividing $3,750,000 by the Designated Share Price. Pursuant to these provisions, the Company sold a total of 1,462,083 shares of common stock to Teva, with the last sale occurring on June 15, 2002. The stock purchase agreement included the following terms:

•	Contingent Stock Repurchase Option. The Teva Agreement divided eleven of the products into three categories, referred to as “product tiers.” The Tier 1 products were those pending FDA approval when the Teva Agreement was entered into, whereas Tier 2 and Tier 3 products were those for which applications to the FDA had not as yet been filed at the inception of the Teva Agreement. The Teva Agreement gave the Company the option to repurchase from Teva 243,729 shares of its common stock (one-sixth of the shares initially sold to Teva) for $1.00 contingent upon Teva achieving a commercial sale of either a Tier 2 or Tier 3 product.

Other Provisions:  The Teva Agreement also provides for other deliverables by the Company, consisting of research and development activities, including regulatory services.

Revenue Recognition under the Teva Agreement:  The Company applied its accounting policy to determine whether the multiple deliverables within the Teva Agreement should be accounted for as separate units of accounting or as a single unit of accounting. The Company identified the following deliverables under the Teva Agreement: manufacture and delivery of 12 products; research and development activities (including regulatory services) related to each product; and market exclusivity associated with the products.

The Company determined no single deliverable represented a separate unit of accounting as there was not sufficient objective and reliable evidence of the fair value of any single deliverable. When the fair value of a

Page F-30 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deliverable can not be determined, it is not possible for the Company to determine whether consideration provided by Teva under the Teva Agreement is in exchange for a given deliverable. The Company thus concluded the multiple deliverables under the Teva Agreement represents a single unit of accounting.

The Company initially defers all revenue earned under the Teva Agreement and then recognizes such deferred revenue over the life of the Teva Agreement, estimated to be 18 years, measured from the June 2001 inception of the Teva Agreement through 10 years following the estimated time of the last product FDA approval. The deferred portion of the revenue is recorded as a liability captioned “Deferred revenue — alliance agreements.” Revenue is recognized using a modified proportional performance method, which results in a greater portion of the revenue being recognized in the period of initial recognition and the balance recognized ratably over the remaining life of the agreement. This modified proportional performance method better aligns revenue recognition with performance under a long-term arrangement as compared to a straight-line method.

The Company also defers its direct manufacturing costs reimbursable by Teva and recognizes them in the same manner as it recognizes the related product revenue. These deferred direct manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs — alliance agreements.” Manufacturing costs in excess of amounts reimbursable under the terms of the Teva Agreement are not deferred.

The elements of revenue under the Teva Agreement are summarized as follows:

•	Teva’s reimbursement of manufacturing costs;

•	The Company’s profit share associated with Teva’s sales of products to its customers;

•	The sale of market exclusivity for certain products;

•	The estimated fair value received upon the Company’s exercise of the contingent stock repurchase option upon achieving the commercial sale of a Tier 2 or Tier 3 product;

•	Teva’s reimbursement of regulatory and litigation costs; and

•	The value received as a result of the forgiveness of interest on the advance deposit upon receipt of the third FDA approval to market a product.

Recognition of each of the revenue elements while spread over the estimated life of the agreement, begins upon occurrence of the following events:

•	Teva’s reimbursement of manufacturing costs — at the time the Company delivers the product to Teva;

•	The Company’s pro rata profit share — at the time Teva reports the Company’s respective pro rata profit share to the Company;

•	The sale of market exclusivity — at the time market exclusivity was delivered by Teva’s exercise of its contingent option to purchase market exclusivity;

•	The milestone associated with the first commercial sale of a Tier 2 or Tier 3 product and concurrent exercise of the contingent stock repurchase option — at the time the right to exercise the option accrued;

•	Cost sharing payments — at the time the related costs are incurred (except for the $300,000 cost reimbursement payable upon inception of the Teva Agreement, recognition of which began at such inception); and

•	Forgiveness of interest — at the time the Company received its third FDA approval to market a product covered by the agreement.

Revenue is recognized only to the extent of cumulative cash collected from product sales and cost-sharing payments and, with respect to forgiveness of the advance deposit and interest thereon and exercise of the contingent

Page F-31 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock repurchase option, the fair value received upon such forgiveness and exercise, being greater than cumulative revenue recognized.

Under the modified proportional performance method utilized by the Company, the amount recognized for a given element in the period of initial recognition is based upon the number of years elapsed prior to the respective element’s event occurring under the Teva Agreement relative to the estimated life of the Teva Agreement. Under this method the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is 18 years — i.e. the estimated life of the Teva Agreement. The amount recognized during each remaining year is 1/18 of such amount. Thus, for example, with respect to profit share reported by Teva during 2005 (the fourth year of the agreement), 4/18 of the amount reported is recognized during 2005 and 1/18 of the amount is recognized during each of the remaining 14 years of the estimated life of the Teva Agreement.

Teva Agreement Transactions

The Advance Deposit:  The $22,000,000 advance deposit relating to the Company’s sale of market exclusivity to Teva (in certain circumstances) and Teva’s contingent option to purchase market exclusivity from the Company (in other circumstances), represents Teva’s prepayment of the market exclusivity purchase price associated with these two features. The Company recorded the $22,000,000 advance deposit as an advance deposit payable liability and accounted for at its face amount through its ultimate settlement in January 2004.

The milestones potentially triggering Teva’s purchase of market exclusivity for the $22,000,000 advance deposit were not met. Teva exercised its contingent option to purchase market exclusivity for two products, including: one for $3,500,000 in December 2003, and the other for $2,500,000 in January 2004. The corresponding amounts of the $22,000,000 advance deposit were thus extinguished at those times. Given the advance deposit was within 30 days of maturity when Teva exercised its contingent purchase options, the fair value of the forgiven portion of the advance deposit approximated book value and any gain or loss on the extinguishment of the liability was immaterial. Accordingly, on the dates of exercise the Company reclassified the $3,500,000 and $2,500,000 principal amounts of the advance deposit associated with the exercised options to deferred revenue under the Teva Agreement. Such amounts are being recognized as revenue over the life of the Teva Agreement in accordance with the modified proportional performance method.

Share-Settlement Option:  The Company repaid the remaining $16,000,000 of the advance deposit payable through issuance of shares of the Company’s common stock. Specifically, $13,500,000 was repaid, by the issuance of 888,918 shares on September 26, 2003 and the remaining $2,500,000 was repaid by the issuance of 160,751 shares on January 14, 2004. The provision enabling the Company to repay the advance deposit with shares of common stock was embedded in the Teva Agreement.

Interest Forgiveness and FDA Approval Provision:  The Company achieved the milestone triggering forgiveness of interest on November 21, 2002. In accordance with the Teva Agreement, the Company’s obligation to pay interest on the $22,000,000 advance payable, including the amount previously accrued of approximately $2,500,000 and an imputed discount of approximately $1,900,000, was forgiven and the resulting $4,400,000 was recorded as deferred revenue under the Teva Agreement. Such amount being recognized as revenue over the life of the Teva Agreement in accordance with the modified proportional performance method.

Sale of Common Stock:  Under the terms of the Teva Agreement, the Company sold 1,462,083 shares to Teva in four consecutive quarterly installments beginning in June 2001. The number of shares sold in each quarterly installment was determined by dividing $3,750,000 by the Designated Share Price. The Company determined this provision met the SFAS 133 definition of an embedded derivative. However, its value was less than $50,000, which the Company deemed immaterial, and this feature of the agreement was therefore not accounted for separately as a derivative.

Page F-32 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Stock Repurchase Option:  The Company’s option to repurchase one-sixth of the shares it sold Teva is embedded in the agreement. When evaluated on an “as if freestanding” basis, the option qualifies for a scope exception under SFAS 133 because, as a freestanding instrument, it would be indexed to the Company’s own stock and classified as equity. As a result, the contingent stock repurchase option did not require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of SFAS 133. Rather, consistent with its revenue recognition policy, the Company did not begin recognizing any revenue associated with the value received upon exercise of the contingent stock repurchase option until Teva achieved the first commercial sale of a Tier 2 or Tier 3 product, which occurred on December 15, 2006. The Company determined the fair value of this provision was approximately $2,200,000 (based upon the fair value of the Company’s common stock on the date the milestone was met and the right to exercise the option accrued), with such amount being recognized as revenue over the life of the Teva Agreement in accordance with the modified proportional performance method.

Arrangement with Anchen:  Anchen Pharmaceuticals, Inc. received the first approval for its generic Wellbutrin 300mg XL product in 2006. The Company entered into an agreement with Anchen and Teva whereby Anchen selectively waived its 180-day market exclusivity in favor of the Company and transferred to Teva all of its rights to market the product, all in return for certain payments by Teva (for which the Company is responsible for its proportionate share under the profit sharing provisions of the Teva Agreement, as amended). The Company received final approval for the product and Teva launched the product in December 2006. In February 2007, on going patent litigation with Biovail Laboratories International, SRL, concerning the product, was resolved and the agreement with Anchen and Teva was amended to include, among other things, certain additional payments to Anchen by Teva (for which the Company is responsible for its proportionate share). The Company recorded its proportionate share of its obligations to Anchen as an “Accrued exclusivity period fee payments due” and a corresponding “Deferred charge-exclusivity period fee” on its consolidated balance sheet, initially at $41,600,000 and then increased to $50,600,000 upon the February 2007 amendment. The Deferred charge-exclusivity period fee was amortized over the six month exclusivity period commencing in December 2006, as a reduction in the gross amount of revenue to be deferred for each monthly period and the Accrued exclusivity period fee payments due obligation is reduced as the Company reimburses Teva for the Company’s proportionate share of the payments made to Anchen.

Page F-33 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

				Inception
				Through
	For the Years Ended December 31,			Dec 31,
	2008	2007	2006	2005
	(In $000’s)

Deferred revenue
Beginning balance	$181,149	$136,157	$78,014	$—
Additions:
Cost sharing	700	732	861	3,660
Product related deferrals	59,706	133,873	92,502	89,990

Subtotal	60,406	134,605	93,363	93,650
Exclusivity charges	—	(47,133)	(3,467)	—
Forgiveness of advance deposit	—	—	—	6,000
Forgiveness of interest	—	—	—	4,370
Stock repurchase	—	—	2,157	—

Total additions	$60,406	$87,472	$92,053	$104,020

Less: amounts recognized:
Forgiveness of advance deposit	$(333)	$(333)	$(333)	$(1,500)
Forgiveness of interest	(243)	(243)	(243)	(1,094)
Stock repurchase	(120)	(120)	(659)	—
Cost sharing	(583)	(516)	(466)	(916)
Product related revenue	(39,668)	(41,268)	(32,209)	(22,496)

Total amount recognized	(40,947)	(42,480)	(33,910)	(26,006)

Total deferred revenue	$200,608	$181,149	$136,157	$78,014

				Inception
				Through
	For the Years Ended December 31,			Dec 31,
	2008	2007	2006	2005
	(In $000’s)

Deferred product manufacturing costs
Beginning balance	$75,296	$49,728	$27,059	$—
Additions	33,621	46,246	35,530	36,079
Less amounts amortized	(20,556)	(20,678)	(12,861)	(9,020)

Total deferred product manufacturing costs	$88,361	$75,296	$49,728	$27,059

Page F-34 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule shows the expected recognition of deferred revenue and amortization of deferred product manufacturing costs (for transactions recorded through December 31, 2008) for the next five years and thereafter under the Teva Agreement:

		Deferred
	Deferred	Product
	Revenue	Manufacturing Costs
	Recognition	Amortization
	(In $000s)

2009	$19,112	$8,415
2010	19,112	8,415
2011	19,112	8,415
2012	19,112	8,415
2013	19,112	8,415
Thereafter	105,048	46,286

Totals	$200,608	$88,361

OTC Partners Alliance Agreements

The Company is party to four OTC Partners alliance agreements with three different unrelated third-party pharmaceutical entities marketing partners (“OTC Agreements”) related to the manufacture, distribution, and marketing of OTC pharmaceutical products. The four OTC Agreements, whose terms range from three to 15 years, each commit the Company to manufacture, and the OTC Agreements’ marketing partners to distribute, a single specified generic pharmaceutical product. All of the OTC Agreements obligate the Company to grant a license to the respective OTC Partner to market the product, and two of the OTC Agreements require the Company to provide research and development services to complete the development of the covered product. Revenue under these OTC Agreements consists of payments upon contract signing, reimbursement of product manufacturing costs or other agreed upon amounts when the Company delivers the product, profit-share or royalty payments based upon the OTC Partners’ product sales, and, with respect to three of the OTC Agreements, specified milestone payments are tied to further product development services.

As each of these OTC Agreements contain multiple deliverables the Company applied its accounting policy to determine whether the multiple deliverables within each of the OTC Partners alliance agreements should be accounted for as separate units of accounting or as a single unit of accounting. The Company determined no single deliverable represented a separate unit of accounting given there was not sufficient objective and reliable evidence of the fair value of any single deliverable. When the fair value of a deliverable cannot be determined, it is not possible for the Company to determine whether consideration given by an OTC Partner is in exchange for a given deliverable. The Company concluded the multiple deliverables under each of the OTC Partners alliance agreements represents a single unit of accounting for each agreement.

Consistent with how revenue is recognized under the Teva Agreement, all revenue under the OTC Agreements is deferred and subsequently recognized over the life of the respective OTC Agreements under the modified proportional performance method. Deferred revenue is recorded as a liability captioned “Deferred revenue-alliance agreement.” The modified proportional performance method better aligns revenue recognition with performance under a long-term arrangement as compared to a straight-line method. Revenue is recognized only to the extent of cumulative cash collected being greater than cumulative revenue recognized.

The Company begins to recognize payments at the inception of the respective OTC Agreement, milestone payments at the time they are earned, reimbursement of product manufacturing costs at the time of product shipment to the respective OTC Partners, and profit-share and royalty payments at the time they are reported to the Company.

Page F-35 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also defers its product manufacturing costs to the extent reimbursable by the respective OTC Partner and recognizes them in the same manner as it recognizes the related product revenue. Additionally, under the Teva Agreement, the Company is obligated to share with Teva the profits from the sale of the over-the-counter products sold under the OTC Agreements — up to a maximum of 50%. These deferred direct product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs-alliance agreements.”

A summary description of each of the OTC Partners Alliance Agreements noted above is as follows:

In June 2002, the Company entered into a Development, License and Supply Agreement with Wyeth relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market under the Alavert® brand. The Company is responsible for developing and manufacturing the products, while Wyeth is responsible for product marketing and sale. The structure of the Wyeth agreement includes payment upon achievement of milestones and royalties paid to the Company on Wyeth’s sales on a quarterly basis. Wyeth launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the Wyeth agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume.

In June 2002, the Company entered into a non-exclusive Licensing, Contract Manufacturing and Supply Agreement with Schering-Plough relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets for the OTC market under the Claritin-D 12-hour brand. The structure of the Schering-Plough agreement included milestone payments by Schering-Plough and an agreed upon transfer price. Shipments to Schering-Plough commenced at the end of January 2003, and Schering-Plough launched the product as its OTC Claritin-D 12-hour in March 2003. The Company’s product supply obligations to Schering-Plough ended on December 31, 2008, after which Schering-Plough is expected to manufacture the product. The Schering-Plough agreement terminates two years after our product supply obligations concluded. During this two year period, Schering-Plough will pay the Company a royalty on sales of their manufactured product.

In July 2004, the Company entered into two agreements with Leiner Health Products, LLC for (1) the supply and distribution of the Loratadine Orally Disintegrating Tablets (“ODT”) and (2) Loratadine and Pseudoephedrine Sulfate Extended Release Tablets 24 hour products. These products were manufactured by the Company and marketed by Leiner as OTC store brand generic equivalents to the branded products. Leiner commenced sale of the ODT product in November 2004. In November 2006, the Leiner agreement for the Loratadine and Pseudoephedrine Sulfate Extended Release Tablets 24 Hour product was terminated due to lower than planned sales volume. The Company has not shipped product to Leiner under the Loratadine ODT agreement since October 2007 and has sent notice of non-renewal of the Loratadine ODT agreement which will cause the agreement to terminate effective June 2009.

Page F-36 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

				Inception
				Through
	For the Years Ended December 31,			Dec 31,
	2008	2007	2006	2005
	(In $000’s)

Deferred revenue
Beginning balance	$20,591	$17,098	$19,665	$—
Additions:
Upfront fees and milestone payments	—	84	42	8,310
Cost sharing and other	—	424	158	1,060
Product related deferrals	16,399	14,851	11,015	39,601

Total additions	$16,399	$15,359	$11,215	$48,971

Less: amounts recognized:
Upfront fees and milestone payments	(297)	(315)	(786)	(6,071)
Cost sharing and other	(112)	(312)	(221)	(793)
Product related revenue	(15,537)	(11,239)	(12,775)	(22,442)

Total amount recognized	(15,946)	(11,866)	(13,782)	(29,306)

Total deferred revenue	$21,044	$20,591	$17,098	$19,665

				Inception
				Through
	For the Years Ended December 31,			Dec 31,
	2008	2007	2006	2005
	(In $000’s)

Deferred product manufacturing costs
Beginning balance	$17,251	$14,137	$14,880	$—
Additions:
Product related deferrals	16,037	12,172	11,727	29,981
Cost sharing and other	50	842	(49)	5,181

Total additions	$16,087	$13,014	$11,678	$35,162

Less: amount amortized:
Product related cost	(14,634)	(9,201)	(12,024)	(17,260)
Cost sharing and other	(343)	(699)	(397)	(3,022)

Total amount amortized	(14,977)	(9,900)	(12,421)	(20,282)

Total deferred product manufacturing costs	$18,361	$17,251	$14,137	$14,880

Page F-37 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule shows the expected recognition of deferred revenue and amortization deferred product manufacturing costs (for transactions recorded through December 31, 2008) for the next five years and thereafter under the OTC Agreements:

		Deferred
	Deferred	Product
	Revenue	Manufacturing Costs
	Recognition	Amortization
	(In $000s)

2009	$5,903	$5,163
2010	5,903	5,163
2011	1,949	1,703
2012	1,158	1,011
2013	1,158	1,011
Thereafter	4,973	4,310

Total	$21,044	$18,361

Supply & Distribution Agreement with DAVA Pharmaceuticals, Inc.

On November 3, 2005, the Company entered into a 10-year Supply and Distribution Agreement with DAVA Pharmaceuticals, Inc. (“DAVA Agreement”) under which the Company appointed DAVA the exclusive U.S. distributor of its generic version of OxyContin® tablets in 80mg, 40mg, 20mg, and 10mg strengths and agreed to be DAVA’s exclusive supplier of the product. DAVA agreed to pay the Company an aggregate appointment fee of $60,000,000 and to pay the Company a mark up on its fully burdened cost of manufacture for the product plus a share of the gross profits of DAVA’s sales of the product.

The DAVA Agreement required DAVA to provide the Company with monthly purchase orders covering the succeeding three months, and the Company was required to manufacture and fulfill at least 95% of DAVA’s monthly requirements. If the Company was unable to deliver at least 90% of the monthly requirements, and such delay continued for more than 45 days, the Company could have been liable to DAVA for delay payments up to $10,000,000.

The appointment fee payment schedule was as follows: (i) $1,000,000 upon the signing of the agreement, (ii) $9,000,000 paid by DAVA pro rata upon the Company’s delivery of the product as required by DAVA’s initial purchase order and (iii) $10,000,000 payable on December 31, 2006 and on each of the succeeding four years. DAVA had the right to suspend appointment fee payments in the event the Company was unable to meet DAVA’s product requirements or satisfy other obligations under the DAVA Agreement.

As the DAVA Agreement involved two deliverables (the product and market exclusivity), the Company reviewed the DAVA Agreement under the provisions of EITF 00-21 and determined, because it did not have objective and reliable evidence of the fair value of either deliverable, no single deliverable represented a separate unit of accounting. The Company thus concluded the arrangement represents a single unit of accounting, and it therefore accounts for all deliverables as a single unit of accounting in accordance with EITF 00-21. As with the Teva Agreement and the OTC Agreements, the Company initially defers all revenue under the DAVA Agreement and then recognizes revenue over the estimated life of the DAVA Agreement. The deferred portion of the revenue is recorded as a liability captioned “Deferred revenue — alliance agreements.” Revenue under the DAVA Agreement is recognized using the same modified proportional performance method used for the Teva Agreement. The Company also defers its direct manufacturing costs to the extent reimbursable by DAVA and recognizes them in the same manner as it recognizes the related product revenue. These deferred direct product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs — alliance agreements.”

Page F-38 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition of revenues related to the manufacturing costs begins at the time the related product is delivered to DAVA, and recognition of the Company’s pro rata profit share begins at the time DAVA reports to the Company such amount. The Company begins to recognize appointment fee installments when earned as the Company’s related product delivery obligation has been met and DAVA’s obligation to pay the installment becomes fixed. In this regard, the Company began recognizing the initial $1,000,000 appointment fee installment when paid in 2005 and the $9,000,000 installment in 2006, as earned when the Company’s related product delivery obligations were met. Product shipments under the agreement commenced in 2005, and the Company began recognizing its share of the profits in the first quarter of 2006. Revenue is recognized only to the extent of cumulative cash collected being greater than cumulative revenue recognized.

During the second half of 2006, the Company’s two principal competitors for sales of generic OxyContin announced they would, as part of the settlement of patent infringement litigation with Purdue Pharma LP (“Purdue”), leave the market by December 31, 2006 and some later undisclosed date, respectively, which would result in the Company’s product being the only remaining generic product on the market and thereby substantially increasing the Company’s exposure to potential liability in a pending patent infringement suit brought against the Company by Purdue. This change in market dynamics led to an amendment to the agreement with DAVA whereby the parties agreed to rebalancing the risks between the parties, providing the Company certain additional flexibility with respect to product supply, and providing the Company with a larger share of the profits. As a result, on February 6, 2007, the parties amended the DAVA Agreement, effective November 29, 2006. The DAVA Agreement amendment resulted in the Company receiving a greater portion of the pro rata profit share (once a prescribed bottle delivery target was met); elimination of the remaining $50,000,000 of the appointment fee potentially payable by DAVA; and reducing the price paid by DAVA for the product to the amount of the Company’s manufacturing cost. The DAVA Agreement amendment also permits the Company to unilaterally suspend shipment of product to DAVA in exchange for a one time payment equal to DAVA’s share of the profits for the quarterly reporting period immediately preceding such product shipment suspension. After such product shipment suspension, DAVA has the right to purchase a competing equivalent product from an alternative supplier.

On March 30, 2007, the Company entered into an agreement settling Purdue’s patent infringement suit against the Company. Under this Purdue settlement agreement, the Company agreed to withdraw its generic product from the market by January 2008, and Purdue granted the Company a license permitting it to manufacture and sell its product during specified periods between March 2007 and January 2008, and, additionally, authorized the Company to grant a sublicense to DAVA allowing DAVA to distribute the product during the same periods. While the Company continued to manufacture and sell the product during the authorized periods, the Purdue settlement agreement precludes the Company from re-entering the market after January 2008 until expiration of the last Purdue patents in 2013, or earlier under certain circumstances.

While the amended DAVA Agreement will remain effective through November 3, 2015, the Company concluded if any of the contingent events occur to permit the Company to resume sales of the generic product under the Purdue settlement agreement, the same events will result in such a highly competitive generic market to make it unlikely the Company will find it economically favorable to devote manufacturing resources to the resumption of sales of this product. As a result, the Company concluded the economic life of the DAVA Agreement, and therefore the Company’s expected period of performance, ended in January 2008. Accordingly, on the March 30, 2007 effective date of the Purdue settlement agreement, the Company adjusted the period of revenue recognition and product manufacturing costs amortization under the DAVA Agreement from 10 years to 27 months (i.e. November 2005 through January 2008). As the terms of the Purdue settlement did not exist and could not have been known when the life of the DAVA Agreement was originally estimated, the change in the recognition period has been applied prospectively as an adjustment in the period of change. For the year ended December 31, 2007, the change in the revenue recognition period had the effect of increasing income from operations by $73,226,000 and basic earnings per share by $1.25.

Page F-39 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2008, the increased volume of sales during January 2008, which were otherwise recognizable under the performance conditions of the Company’s revenue recognition policy, would have resulted in an excess of revenues over the amount of cash collected through the date thereof. Therefore the Company further deferred the recognition of those revenues until the cash was collected from DAVA in the second quarter of 2008.

The Company recognized revenue of $40,831,000 and amortized $2,157,000 of manufacturing costs during the year ended December 31, 2008. The revenue recognized by the Company during 2008 was composed primarily of profit share earned under the agreement with DAVA.

The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the DAVA Agreement:

				Inception
				Through
	For the Years Ended December 31,			Dec 31,
	2008	2007	2006	2005
	(In $000’s)

Deferred revenue
Beginning balance	$6,361	$24,784	$5,655	$—
Additions:
Upfront fees and milestone payments	—	—	9,000	1,000
Product related deferrals	34,470	100,211	13,028	4,738

Total additions	34,470	100,211	22,028	5,738

Less: amounts recognized:
Upfront fees and milestone payments	(858)	(7,975)	(1,150)	(17)
Product related revenue	(39,973)	(110,659)	(1,749)	(66)

Total amount recognized	(40,831)	(118,634)	(2,899)	(83)

Total deferred revenue	$—	$6,361	$24,784	$5,655

				Inception
				Through
	For the Years Ended December 31,			Dec 31,
	2008	2007	2006	2005
	(In $000’s)

Deferred product manufacturing costs
Beginning balance	$1,850	$9,100	$3,344	$—
Additions	307	18,435	6,901	3,401
Less: amount recognized	(2,157)	(25,685)	(1,145)	(57)

Total deferred product manufacturing costs	$—	$1,850	$9,100	$3,344

Agreements with Medicis Pharmaceutical Corporation

In November 2008, the Company and Medicis Pharmaceutical Corporation (“Medicis”), entered into a License and Settlement Agreement (“License Agreement”) and a Joint Development Agreement.

License and Settlement Agreement

The License Agreement settled patent infringement litigation involving the Company’s generic versions of Medicis’s SOLODYN® 45mg, 90mg and 135mg branded products. Under the License Agreement, Medicis grants a license allowing the Company to launch its generic SOLODYN® products (i.e. Minocycline-ER) no later than

Page F-40 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 2011. As required under the License Agreement, to the extent the Company sells its manufactured Minocycline-ER product, the Company will pay Medicis a royalty fee as defined in the License Agreement. Under the License Agreement, when permitted, the Company will have the right (but not the obligation) to begin manufacturing and sale of its generic SOLODYN® products. The Company anticipates it will sell its manufactured generic product to all Global Division customers in the ordinary course of business through its Global Products sales channel. The Company will account for the sale of its generic SOLODYN® products according to the Company’s revenue recognition policy applicable to its Global Products. To the extent the Company sells the generic SOLODYN® products, the Company will pay Medicis a royalty calculated as a share of gross profits, with such profit share payments being accounted for as a current period cost of goods sold charge. Through December 31, 2008, the Company has not commenced sales of its generic SOLODYN® products.

Joint Development Agreement

The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one brand advanced form of Medicis’s SOLODYN® product. The Joint Development Agreement provides for the Company to receive a $40,000,000 upfront payment, paid by Medicis in December 2008, along with the Company to potentially receive up to $23,000,000 of contingent additional payments upon achievement of certain specified clinical and regulatory milestones, and the potential for the Company to receive royalty payments from sales, if any, by Medics of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a 50% gross profit share on sales, if any, of such products.

The Joint Development Agreement results in three items of revenue for the Company, as follows:

1.  Research & Development Services

Revenue received from the provision of research and development services, including the $40,000,000 upfront payment and the contingent $23,000,000 milestone payments, will be deferred and recognized on a straight-line basis over the expected period of performance of the research and development services. The Company estimates its expected period of performance to provide research and development services is 48 months starting in December 2008 (i.e. when the $40,000,000 upfront payment was received) and ending in November 2012.

Revenue recognition of the contingent milestone fees, if any, will commence when the cash has been received, over the then remaining expected period of performance. The FDA approval of the final submission under the Joint Development Agreement represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue-alliance agreement.” Revenue recognized under the Joint Development Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method better aligns revenue recognition with performance as the level of research and development services delivered under the joint development agreement are expected to be provided on a relatively constant basis over the period of performance.

2.  Royalty Fees Earned — Medicis’s Sale of Advanced Form SOLODYN® (Brand) Product

Under the Joint Development Agreement, the Company grants Medicis a license for the advanced form of the SOLODYN® product, with the Company receiving royalty fee income under such license for a period ending eight years after the first commercial sale of the advanced form SOLODYN® product. Commercial sales of the new SOLODYN® product, if any, are expected to commence upon FDA approval of Medicis’s

Page F-41 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NDA. The royalty fee income, if any, from the new SOLODYN® product, will be recognized by the Company as current period revenue when earned.

3.  Accounting for Sales of the Company’s Four Generic Dermatology Products

Upon FDA approval of the Company’s ANDA for each of the four generic products covered by the Joint Development Agreement, the Company will have the right (but not the obligation) to begin manufacture and sale of its four generic dermatology products. The Company will sell its manufactured generic products to all Global Division customers in the ordinary course of business through its Global Products sales channel. The Company will account for the sale of the four generic products covered by the Joint Development Agreement as current period revenue according to the Company’s revenue recognition policy applicable to its Global Products. To the extent the Company sells any of the four generic dermatology products covered by the Joint Development Agreement, the Company will pay Medicis a 50% gross profit share, with such profit share payments being accounted for as a current period cost of goods sold charge.

The following table shows the additions to and deductions from deferred revenue under the Joint Development Agreement with Medicis:

Year Ended
December 31,
2008
(In $000’s)

Deferred revenue
Beginning balance	$—
Additions:
Up-front fees and milestone payments	40,000
Product related deferrals	—

Total additions	40,000

Less: amounts recognized:
Up-front fees and milestone payments	(833)
Product related revenue	—

Total amount recognized	(833)

Total deferred revenue	$39,167

The following schedule shows the expected recognition of deferred revenue (for transactions recorded through December 31, 2008) for the next five years and thereafter under the Joint Development Agreement with Medicis:

Deferred
Revenue
Recognition
(In $000s)

2009	$10,000
2010	10,000
2011	10,000
2012	9,167
2013	—
Thereafter	—

Total	$39,167

Page F-42 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shire Laboratories Promotional Services Agreement

In January 2006, the Company entered into a five year Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Shire Agreement”), under which the Company was engaged to perform physician detailing sales calls in support of Shire’s Carbatrol product. The Shire Agreement requires Shire to pay the Company a sales force fee of up to $200,000 annually for each of as many as 66 sales force members, a “gain share fee” for each prescription filled in excess of a stated minimum during each quarter, and, if filled prescriptions exceed a specified target during the first six months of 2009, a $5,000,000 bonus. In addition, if the Company fails to perform a minimum number of sales calls during any quarter and fails to make up the shortfall by the end of the following quarter, Shire has the right to a refund of a fixed amount per remaining shortfall.

The Company recognizes the sales force service fees as the related services are performed and the performance obligations are met, and for gain share fees, if and when such fees are earned. The Company recognized $12,891,000, $12,759,000 and $6,434,000 in sales force fee revenue for the years ended December 31, 2008, 2007 and 2006, respectively, under the Shire Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the statement of operations. The Company has not earned any gain share fees or been required to make any shortfall reimbursements under the Shire Agreement. Any such reimbursements in the future will be recognized as a reduction to Promotional Partner revenue during the period in which such reimbursement liability is incurred.

Agreements with Wyeth

In June 2008, the Company entered into a Settlement and Release Agreement (“Settlement Agreement”) with Wyeth. The Settlement Agreement settled pending claims and counter-claims asserted in an existing patent infringement lawsuit between the Company and Wyeth. The Company and Wyeth also entered into a License Agreement and a Co-Promotion Agreement. The Settlement Agreement provided certain settlement conditions precedent which were required to occur for the License Agreement and the Co-Promotion Agreement to become effective. As the settlement conditions were satisfied, the License Agreement and Co-Promotion Agreement became effective on the July 15, 2008 settlement date. Provided below is a summary of the provisions of the Settlement Agreement, the License Agreement, and the Co-Promotion Agreement.

Settlement and Release Agreement

The Settlement Agreement between the Company and Wyeth: (i) resolved outstanding claims and counter-claims between the Company and Wyeth asserted in the patent infringement lawsuit related to the Company’s ANDA for generic venlafaxine hydrochloride capsules, (ii) provided for the Company to defer the manufacture and launch of its generic venlafaxine product, and (iii) provided for a $1,000,000 payment by Wyeth to the Company as reimbursement for legal fees associated with the patent infringement lawsuit. The Company recorded the $1,000,000 legal fee reimbursement received from Wyeth as a reduction of its patent litigation operating expense on the consolidated statement of operations.

License Agreement

The License Agreement granted to the Company, from Wyeth, a non-exclusive license, allowing the Company the right (but not the obligation) to manufacture and market the Company’s generic venlafaxine product in the United States of America. The license effective date is expected to be on or about June 1, 2011. The Company will pay Wyeth a royalty fee on the sale of its generic venlafaxine product under the license, computed as a percentage of gross profits, as defined in the License Agreement. The license royalty fee term begins with the license effective date and ends on the expiration of the Wyeth patents covered by the License Agreement. The Company is solely responsible for manufacturing and marketing its generic venlafaxine product. If the Company chooses to manufacture its generic product, sales of such generic product will be to all unrelated third-party customers in the ordinary course of business through its Global Division Global Products sales channel. The Company will account

Page F-43 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the sale of its generic product as current period revenue according to the Company’s revenue recognition policy applicable to its Global Division Global Products. The license royalty payments to Wyeth will be accounted for as current period cost of goods sold. Through December 31, 2008, the Company has not commenced sales of its generic venlafaxine product.

Co-Promotion Agreement

The Company entered into a three year Co-Promotion Agreement with Wyeth, under which the Company will perform physician detailing sales calls for a Wyeth product to neurologists, which are expected to commence in 2009. Wyeth will pay the Company a service fee, subject to an annual cost adjustment, during the life of the Co-Promotion Agreement for each physician detailing sales call, and an “incentive fee” for each prescription by neurologists in excess of a certain minimum threshold. During the term of the Co-Promotion Agreement, the Company is required to complete a minimum and maximum number of physician detailing sales calls. Wyeth is responsible for providing sales training to the Company’s sales force. Wyeth owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment.

The Company will recognize the sales force fee revenue as the related services are performed and the performance obligations are met. The incentive fee revenue, if any, will be recognized if and when such fees are earned. Through December 31, 2008, the Company had not recognized any revenue under the Co-Promotion agreement with Wyeth.

14.	EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to contribute up to 25% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. The Company matches 50% of the employee contributions up to a maximum of 3% of employee compensation. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the Board of Directors. Participants are 100% vested in discretionary profit-sharing and matching contributions made by the Company after three years of service, and are 25% and 50% vested after one and two years of service, respectively. There were approximately $1,036,000, $707,000 and $681,000 in matching contributions and no discretionary profit-sharing contributions made under this plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”), with a 500,000 share reservation. The purpose of the ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. When public trading of the Company’s common stock ceased on May 23, 2008, the Company suspended its ESPP program. The Company plans to resume the ESPP program upon the effectiveness of a Form S-8 Registration Statement to be filed with the SEC in the future. Under the ESPP plan, for the years ended December 31, 2008, 2007 and 2006, the Company sold shares of its common stock to its employees in the amount of 2,700, 27,961 and 8,080, respectively, for net proceeds of approximately $24,000, $112,000 and $56,000, respectively.

Deferred Compensation Plan

In February 2002, the Board of Directors of the Company approved the Executive Non-Qualified Deferred Compensation Plan (“ENQDCP”) effective August 15, 2002 covering executive level employee of the Company as

Page F-44 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

designated by the Board of Directors. Participants can defer up to 75% of their base salary and quarterly sales bonus and up to 100% of their annual performance based bonus. The Company matches 50% of employee deferrals up to 10% of base salary and bonus compensation. The maximum total match by the company cannot exceed 5% of total base and bonus compensation. Participants are vested in the employer match contribution at 20% each year, with 100% vesting after five years of employment. There were approximately $557,000, $332,000 and $417,000 in matching contributions under the ENQDCP for the years ended December 31, 2008, 2007 and 2006, respectively.

The deferred compensation liability is a non-current liability recorded at the fair value of the amount owed to the ENQDCP participants, with changes in the fair value of such amounts recognized as a compensation expense in the consolidated statement of operations. The Company invests amounts contributed by the deferred compensation plan participants and the associated Company matching contributions in company owned life insurance (“COLI”) policies, of which the cash surrender value is included in the caption line item “Other assets” on the consolidated balance sheet. As of December 31, 2008 and 2007, the Company had a ENQDCP cash surrender asset of $3,646,000 and $3,482,000, respectively, and a deferred compensation liability of $5,742,000 and $5,162,000, respectively.

15.	SHARE-BASED COMPENSATION:

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. Under this method, the Company recognizes share-based compensation expense for all outstanding options not fully vested as of the adoption date and for all share-based compensations awards, classified as equity, granted or modified after the adoption date based on the fair value of the awards on the grant date, net of estimated forfeitures. Accordingly, prior periods have not been restated.

Impax Laboratories, Inc. 1995 Stock Incentive Plan

In 1995, the Company’s Board of Directors adopted the 1995 Stock Incentive Plan (“1995 Plan”). Under the 1995 Plan, 8,400, 61,100 and 66,100 stock options were outstanding at December 31, 2008, 2007 and 2006, respectively.

Impax Laboratories, Inc. 1999 Equity Incentive Plan

The Company’s 1999 Equity Incentive Plan was adopted by the Company’s Board of Directors in December 1999. In October 2000, the Company’s stockholders approved an increase in the aggregate number of shares of common stock to be issued pursuant to the Company’s 1999 Equity Incentive Plan from 2,400,000 to 5,000,000 shares. Under the 1999 Equity Incentive Plan, 2,388,717, 3,332,883, and 3,242,049 stock options were outstanding at December 31, 2008, 2007 and 2006, respectively.

Impax Laboratories, Inc. 2002 Equity Incentive Plan

The 2002 Equity Incentive Plan was adopted by the Company’s Stockholders in May 2002. The aggregate number of shares of common stock for issuance pursuant to stock option grants and restricted stock awards was increased by the Company’s Board of Directors from 4,000,000 shares to 6,500,000 shares during 2007, and from 6,500,000 to 7,900,000 shares during 2008. Under the 2002 Equity Incentive Plan, stock options outstanding were 5,883,123, and 5,653,778 and 3,830,022 at December 31, 2008, 2007 and 2006, respectively, and unvested restricted stock awards outstanding were 399,716, 270,341 and 0 at December 31, 2008, 2007 and 2006, respectively.

Page F-45 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock option activity for all of the Company’s equity compensation plans noted above, is summarized as follows:

		Weighted
		Average
		Exercise
	Number of Shares	Price
Stock Options	Under Option	per Share

Outstanding at December 31, 2005	7,152,301	$10.06
Options granted	291,000	$6.85
Options exercised	(8,613)	$4.21
Options forfeited	(296,517)	$21.38

Outstanding at December 31, 2006	7,138,171	$9.46
Options granted	1,991,678	$11.34
Options exercised	(20,719)	$2.28
Options forfeited	(61,369)	$8.38

Outstanding at December 31, 2007	9,047,761	$9.90
Options granted	539,850	$8.80
Options exercised	(956,824)	$4.18
Options forfeited	(350,547)	$9.07

Outstanding at December 31, 2008	8,280,240	$10.53

Vested and expected to vest at December 31, 2008	8,155,317	$10.58

Options exercisable at December 31, 2008	6,396,840	$10.58

As of December 31, 2008, stock options outstanding, vested and expected to vest, and exercisable had average remaining contractual lives of 6.32 years, 6.30 years, and 5.57 years, respectively. Also, as of December 31, 2008, stock options outstanding, vested and expected to vest, and exercisable each had aggregate intrinsic values of $8,304,000, $8,323,000, and $8,147,000, respectively.

The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Equity Incentive Plan, as amended and restated. The restricted stock awards vest ratably over a four-year period from the date of grant. A summary of the non-vested restricted stock awards is as follows:

	Non-Vested	Weighted
	Restricted	Average
	Stock	Grant Date
Restricted Stock Awards	Awards	Fair Value

Non-vested at December 31, 2006	—	$—
Granted	272,678	$11.45
Vested	—	$—
Forfeited	(2,337)	$11.48

Non-vested at December 31, 2007	270,341	$11.45
Granted	210,300	$8.81
Vested	(64,111)	$11.45
Forfeited	(16,814)	$11.15

Non-vested at December 31, 2008	399,716	$10.30

Page F-46 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company had 1,450,038 shares available for issuance of either stock options or restricted stock awards, including 1,327,553 shares from the 2002 Equity Incentive Plan, and 122,485 shares from the 1999 Equity Incentive Plan.

As of December 31, 2008, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $14,238,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.7 years. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3,468,000, $178,000 and $42,000, respectively. The total fair value of restricted shares which vested during the years ended December 31, 2008, 2007 and 2006 was $734,000, $0 and $0, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2008	2007	2006

Volatility (range)	64.1%-67.7%	67.7%-75.2%	76.2%-76.3%
Volatility (weighted average)	66.8%	69.9%	76.3%
Risk-free interest rate (weighted average)	3.0%	4.0%	4.7%
Dividend yield	0%	0%	0%
Expected life (years)	6.25	6.07	6.25
Weighted average grant date fair value per option	$5.58	$7.43	$4.91

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein: expected volatility is based on historical volatility of the Company’s common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans vest from three to five years and have a term of ten years. With limited exceptions, the Company’s shares of common stock traded on the “Pink Sheets” beginning in August 2005 through May 2008. Subsequent to the Company’s May 2008 deregistration, the Company granted stock options and restricted stock awards. As there were no quoted market prices during the period when the Company’s shares of common stock were not publicly traded, the Company engaged a valuation firm to assist with its determination of the fair value of the shares of common stock at the stock option and restricted stock award grant dates. In this regard, the methods used to arrive at the fair value of the underlying stock price included a regression analysis, along with market multiples and discounted net cash flow analyses. The resulting fair value on each respective grant date was used to establish the stock option exercise price and the fair value of the restricted stock.

As a result of the adoption of SFAS 123(R), the amount of share-based compensation expense recognized by the Company is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In $000’s)

Cost of revenues	$1,522	$418	$168
Research and development	2,262	563	236
Selling, general and administrative	2,033	532	279

Total	$5,817	$1,513	$683

Page F-47 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The after tax impact of recognizing the share-based compensation expense related to SFAS 123(R) on basic and diluted earnings per common share was $0.06, $0.02 and $0.01 for the years ended December 31, 2008, 2007 and 2006, respectively. The adoption of SFAS 123(R) had no effect on the Company’s cash flows from operations or cash flows from financing activities. The Company recognized a deferred tax benefit of $782,000 in 2008 related to share-based compensation expense recorded for non-qualified employee stock options and restricted stock awards. The Company did not recognize any tax benefits in 2007 or 2006 related to share-based compensation costs because options issued by the Company in those years were designated incentive stock options and there were no disqualifying dispositions of options exercised.

The Company’s policy is to issue new shares to satisfy stock option exercises and share unit conversions pursuant to restricted share awards. There were no modifications to any stock options during the years ended December 31, 2008, 2007 or 2006.

16.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors of the Company, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Company’s Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During 2008 and 2007, the Company did not issue any preferred stock.

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

Shareholders Rights Plan

On January 20, 2009, the Board of Directors approved the adoption of a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. Under certain circumstances, if a person or group acquires, or announces its intention to acquire, beneficial ownership of 20% or more of the Company’s outstanding common stock, each holder of such right (other than the third party triggering such exercise), would be able to purchase, upon exercise of the right at a $15 exercise price, subject to adjustment, the number of shares of the Company’s common stock having a market value of two times the exercise price of the right. Subject to certain exceptions, if the Company is consolidated with, or merged into, another entity and the Company is not the surviving entity in such transaction or shares of the Company’s outstanding common stock are exchanged for securities of any other person, cash or any other property, or more than 50% of the Company’s assets or earning power is sold or transferred, then each holder of the rights would be able to purchase, upon the exercise of the right at a $15 exercise price, subject to adjustment, the number of shares of common stock of the third party acquirer having a market value of two times the exercise price of the right. The rights expire on January 20, 2012, unless extended by the Board of Directors.

In connection with the shareholder rights plan, the Board of Directors designated 100,000 shares of series A junior participating preferred stock.

17.	EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income (loss) by

Page F-48 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the weighted average common shares outstanding adjusted for the dilutive effect of stock options, restricted stock awards, stock purchase warrants, and convertible debt, excluding anti-dilutive shares.

A reconciliation of basic and diluted earnings per common share is as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(In $000’s, except share and per share amounts)

Numerator:
Net income (loss)	$18,700	$125,925	$(12,044)

Denominator:
Weighted average common shares outstanding	59,072,752	58,810,452	58,996,365
Effect of dilutive options and and common stock purchase warrants	1,709,969	2,407,018	—

Diluted weighted average common shares outstanding	60,782,721	61,217,470	58,996,365

Basic net income (loss) per share	$0.32	$2.14	$(0.20)

Diluted net income (loss) per share	$0.31	$2.06	$(0.20)

For the years ended December 31, 2008, 2007 and 2006, the Company excluded 5,641,543, 1,986,978 and 3,601,285, respectively, of stock options from the computation of diluted net income (loss) per common share as the effect of these options would have been anti-dilutive.

In November 2004, the EITF reached consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”). This Issue requires the inclusion of convertible shares for contingently convertible instruments in the calculation of diluted earnings per share regardless of whether the market price contingency has been met, if the effect is dilutive. While the Company followed the guidance in EITF 04-08, the 3.5% Debentures have nonetheless not been included in diluted earnings per share because the principal amount of the debentures must be settled in cash, and since the Company’s share price is less than the conversion price for all periods presented, there is no dilutive impact of a conversion premium.

18.	SEGMENT INFORMATION

The Company has two reportable segments, the Global Division and the Impax Division. The Company currently markets and sells product within the continental United States and the Commonwealth of Puerto Rico.

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, through three sales channels: the Global Products sales channel, for sales of generic Rx products, directly to wholesalers, large retail drug chains, and others; the RX Partner sales channel, for generic Rx products sold through unrelated third-party pharmaceutical entities pursuant to alliance agreements; and the OTC Partner sales channel, for OTC products sold through unrelated third-party pharmaceutical entities pursuant to alliance agreements. The Company also generates revenue from research and development services provided under a joint development agreement with another pharmaceutical company, and reports such revenue under the caption “Research partner” revenue on the consolidated statement of operations. The Company provides theses services through the research and development group in its Global Division.

The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already-approved pharmaceutical products to address CNS disorders. The Impax Division is also engaged in co-promotion through a direct sales force focused on marketing to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities.

Page F-49 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment Income (loss) before income taxes. Items below Income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. Accounting policies for the Company’s segments are the same as those described above in the “Summary of Significant Accounting Policies.” The Company has no inter-segment revenue.

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

	Global	Impax	Corporate	Total
Year Ended December 31, 2008	Division	Division	and Other	Company
	(In $000’s)

Revenues, net	$197,180	$12,891	$—	$210,071
Cost of revenues	80,724	11,245	—	91,969
Research and development	43,502	16,307	—	59,809
Patent Litigation	6,472	—	—	6,472
Income (loss) before income taxes	$60,944	$(16,198)	$(15,075)	$29,671

	Global	Impax	Corporate	Total
Year Ended December 31, 2007	Division	Division	and Other	Company

Revenues, net	$260,994	$12,759	$—	$273,753
Cost of revenues	96,829	10,827	—	107,656
Research and development	31,170	8,822	—	39,992
Patent Litigation	10,025	—	—	10,025
Income (loss) before income taxes	$118,964	$(8,585)	$(33,271)	$77,108

	Global	Impax	Corporate	Total
Year Ended December 31, 2006	Division	Division	and Other	Company

Revenues, net	$128,812	$6,434	$—	$135,246
Cost of revenues	66,675	5,573	—	72,248
Research and development	24,362	5,273	—	29,635
Patent Litigation	9,693	—	—	9,693
Income (loss) before income taxes	$25,781	$(6,208)	$(31,477)	$(11,904)

19.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, warehouse and laboratory facilities under non-cancelable operating leases expiring between February 2010 and June 2015. Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1,664,000, $1,251,000 and $970,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period.

Page F-50 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates between March 2009 and March 2013. Future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ended
December 31,
(In $000s)

2009	$1,412
2010	1,265
2011	1,059
2012	1,014
2013	1,024
Thereafter	1,032

Total minimum lease payments	$6,806

Purchase Order Commitments

As of December 31, 2008, the Company had approximately $11,796,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

Taiwan Facility Construction

The Company currently has under construction a facility in Taiwan intended to be utilized for manufacturing, research and development, warehouse, and administrative space, and to be operational in 2010. In conjunction with the construction of this facility, the Company has entered into several contracts aggregating approximately $16,617,000 as of December 31, 2008. As of December 31, 2008, the Company had remaining commitments under these contracts of approximately $1,988,000. The Company has capitalized interest expense of $348,000 in conjunction with the facility in Taiwan as of December 31, 2008.

20.	LEGAL AND REGULATORY MATTERS

Patent Litigation

There is substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products which are the subject of conflicting patent and intellectual property claims. One or more patents typically cover most of the brand name controlled release products for which the Company is developing generic versions.

Under federal law, when a drug developer files an ANDA for a generic drug, seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and /or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 day period, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic, or 30 months from the date the notice was received, whichever is sooner. Lawsuits have been filed against the Company in connection the Company’s Paragraph IV certifications.

Should a patent holder commence a lawsuit with respect to an alleged patent infringement by the Company, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market the Company’s product candidates as a result of litigation, as well as the expense

Page F-51 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of such litigation, whether or not the Company is ultimately successful, could have a material adverse effect on the Company’s results of operations and financial position. In addition, there can be no assurance any patent litigation will be resolved prior to the end of the 30-month period. As a result, even if the FDA were to approve a product upon expiration of the 30-month period, the Company may elect to not commence marketing the product if patent litigation is still pending.

Further, under the Teva Agreement, the Company and Teva have agreed to share in fees and costs related to patent infringement litigation associated with the 12 products covered by the Teva Agreement. For the six products with ANDAs already filed with the FDA at the time the Teva Agreement was signed, Teva is required to pay 50% of the fees and costs in excess of $7,000,000; for three of the products with ANDAs filed since the Teva Agreement was signed, Teva is required to pay 45% of the fees and costs; and for the remaining three products, Teva is required to pay 50% of the fees and costs. The Company is responsible for the remaining fees and costs relating to these 12 products.

The Company is responsible for all of the patent litigation fees and costs associated with current and future products not covered by the Teva Agreement. The Company records as expense the costs of patent litigation as incurred.

Although the outcome and costs of the asserted and unasserted claims is difficult to predict, the Company does not expect the ultimate liability, if any, for such matters to have a material adverse effect on its financial condition, results of operations, or cash flows.

Patent Infringement Litigation

AstraZeneca AD et al. v. Impax Laboratories, Inc. (Omeprazole)

In litigation commenced against the Company in the U.S. District Court for the District of Delaware in May 2000, AstraZeneca AB alleged the Company’s submission of an ANDA seeking FDA permission to market Omeprazole Delayed Release Capsules, 10mg, 20mg and 40mg, constituted infringement of AstraZeneca’s U.S. patents relating to its Prilosec® product and sought an order enjoining the Company from marketing its product until expiration of the patents. The case, along with several similar suits against other manufacturers of generic versions of Prilosec®, was subsequently transferred to the U.S. District Court for the Southern District of New York. In September 2004, following expiration of the 30-month stay, the FDA approved the Company’s ANDA, and the Company and its alliance agreement partner, Teva, commenced commercial sales of the Company’s product. In January 2005, AstraZeneca added claims of willful infringement, for damages, and for enhanced damages on the basis of this commercial launch. Claims for damages were subsequently dropped from the suit against the Company, but were included in a separate suit filed against Teva. In May 2007, the court found the product infringed two of AstraZeneca’s patents and these patents were not invalid. The court ordered FDA approval of the Company’s ANDA be converted to a tentative approval, with a final approval date not before October 20, 2007, the expiration date of the relevant pediatric exclusivity period. In August 2008 the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision of infringement and validity. If Teva is not ultimately successful in establishing invalidity or non-infringement in the separate suit against Teva, the court may award monetary damages associated with Teva’s commercial sale of the Company’s omeprazole products. Under the Teva Agreement, the Company would be responsible for monetary damages awarded against Teva up to a specified level, beyond which, monetary damages would be Teva’s responsibility.

Aventis Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. Fexofenadine(Pseudoepbedrine)

The Company is a defendant in an action brought in March 2002 by Aventis Pharmaceuticals Inc. and others in the U.S. District Court for the District of New Jersey alleging the Company’s proposed Fexofenadine and Pseudoephedrine Hydrochloride tablets, generic to Allegra-D®, infringe seven Aventis patents and seeking an injunction preventing the Company from marketing the products until expiration of the patents. The case has since

Page F-52 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been consolidated with similar actions brought by Aventis against five other manufacturers (including generics to both Allegra® and Allegra-D®). In March 2004, Aventis and AMR Technology, Inc. filed a complaint and first amended complaint against the Company and one of the other defendants alleging infringement of two additional patents, owned by AMR and licensed to Aventis, relating to a synthetic process for making the active pharmaceutical ingredient, Fexofenadine Hydrochloride and intermediates in the synthetic process. The Company believes we have defenses to the claims based on non-infringement and invalidity.

In June 2004, the court granted the Company’s motion for summary judgment of non-infringement with respect to two of the patents and, in May 2005, granted summary judgment of invalidity with respect to a third patent. The Company will have the opportunity to file additional summary judgment motions in the future and to assert both non-infringement and invalidity of the remaining patents (if necessary) at trial. No trial date has yet been set. In September 2005, Teva launched its Fexofenadine tablet products (generic to Allegra®), and Aventis and AMR moved for a preliminary injunction to bar Teva’s sales based on four of the patents in suit, which patents are common to the Allegra® and Allegra-D® litigations. The district court denied Aventis’s motion in January 2006, finding Aventis did not establish a likelihood of success on the merits, which decision was affirmed on appeal. Discovery is proceeding. No trial date has been set.

Abbott Laboratories v. Impax Laboratories, Inc. (Fenofibrate)

The Company was a defendant in patent-infringement litigation commenced in January 2003 by Abbott Laboratories and Fournier Industrie et Sante in the U.S. District Court for the District of Delaware relating to Company ANDAs for Fenofibrate Tablets, 160mg and 54mg, generic to TriCor®. In March 2005 the Company asserted antitrust counterclaims. By agreement between the parties, in July 2005 the court entered an order dismissing the patent-infringement claims, leaving the Company’s antitrust counterclaim intact, and in May 2006 the court denied Abbott’s and Fournier’s motion to dismiss the counterclaim.

On April 3, 2008, the Court issued an order bifurcating and staying damages issues, and setting a schedule for trial of liability issues to begin the week of November 3, 2008. On November 13, 2008, the parties reached agreement to settle the case and the case was dismissed with prejudice on December 12, 2008.

Impax Laboratories, Inc. v. Aventis Pharmaceuticals, Inc. (Riluzole)

In June 2002, the Company filed a suit against Aventis Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware, seeking a declaration the Company’s filing of an ANDA for Riluzole 50mg tablets, generic to Rilutek®, for treatment of patients with amyotrophic lateral scleroses (ALS) did not infringe claims of Aventis’s patent relating to the drug and a declaration its patent is invalid. Aventis filed counterclaims for infringement, and, in December 2002, the district court granted Aventis’ motion for a preliminary injunction enjoining the Company from marketing any pharmaceutical product or compound containing Riluzole for the treatment of ALS. In September 2004, the district court found Aventis’s patent not invalid and infringed by the Company’s proposed product. In November 2006, the Court of Appeals for the Federal Circuit vacated the district court’s finding of the patent not invalid and remanded for further findings on this issue, and, in June 2007, the district court again found Aventis’s patent is not invalid. In October 2008, the Court of Appeals for the Federal Circuit affirmed the district court decision. The district court has entered a permanent injunction enjoining the Company from marketing Riluzole 50mg tablets for the treatment of ALS until the expiration of Aventis’s patent in June 2013.

Wyeth v. Impax Laboratories, Inc. (Venlafaxine)

In April 2006, Wyeth filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Venlafaxine HCl Extended Release 37.5mg, 75mg and 150mg capsules, generic to Effexor XR®. In June 2008, the Company entered into a Settlement and Release Agreement with Wyeth settling all pending claims and counter-claims related to the Company’s generic Effexor XR® products. Pursuant to the Settlement and Release Agreement, the Company obtained a license

Page F-53 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowing launch of its generic Effexor XR® products no later than June 2011, and Wyeth agreed to pay the Company $1,000,000 as reimbursement for legal fees associated with this lawsuit.

Endo Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Oxymorphone)

In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against the Company in the U.S. District Court for the District of Delaware, requesting a declaration the Company’s Paragraph IV Notices with respect to the Company’s ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to the Company’s amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases have subsequently been transferred to the U.S. District Court for the District of New Jersey. The Company has filed an answer and counterclaims. Discovery is proceeding, and no trial date has been set.

lmpax Laboratories, Inc. v. Medicis Pharmaceutical Corp. (Minocycline)

In January 2008, the Company filed a complaint against Medicis Pharmaceutical Corp. in the U.S. District Court for the Northern District of California, seeking a declaratory judgment of the Company’s filing of its ANDA relating to Minocycline Hydrochloride Extended Release Tablets 45 mg, 90 mg, and 135 mg, generic to Solodyn®, did not infringe any valid claim of U.S. Patent No. 5,908,838. Medicis filed a motion to dismiss the complaint for lack of subject matter jurisdiction. On April 16, 2008, the District Court granted Medicis’ motion to dismiss, and judgment was entered on April 22, 2008. The Company appealed the dismissal decision to the United States Court of Appeals for the Federal Circuit. While on appeal in December 2008, the parties announced they had settled the case by entering into the Settlement and License Agreement, which allows Impax to launch its products no later than November 2011. The appeal was dismissed by stipulation in accordance with the Settlement and License Agreement.

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)

In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008 an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. Discovery is in the early stages, and no trial date has been set.

Boehringer Ingelheim Pharmaceuticals, et al. v. Impax Laboratories, Inc. (Tamsulosin)

In July 2008, Boehringer Ingelheim Pharmaceuticals Inc. and Astellas Pharma Inc. (together, “Astellas”) filed a complaint against the Company in the U.S. District Court for the Northern District of California, alleging patent infringement in connection with the filing of the Company ANDA relating to Tamsulosin Hydrochloride Capsules, 0.4 mg, generic to Flomax®,. After filing its answer and counterclaim, the Company filed a motion for summary judgment of patent invalidity. The District Court scheduled a hearing on claim construction for May 2009 and summary judgment for June 2009.

Page F-54 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purdue Pharma Products L.P., et al. v. Impax Laboratories, Inc. (Tramadol)

In August 2008, Purdue Phanna Products L.P., Napp Pharmaceutical Group LTD., Biovail Laboratories International, SRL, and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (collectively, “Purdue”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Tramadol Hydrochloride Extended Release Tablets, 100 mg, generic to 100mg Ultram® ER. In November 2008, Purdue asserted additional infringement claims with respect to the Company’s amended ANDA, which added 200 mg and 300 mg strengths of the product. The Company has filed answers and counterclaims to those complaints. Discovery is in the early stages, and no trial date has been set.

Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)

In November 2008, Eli Lilly and Company filed suit against the Company in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of the Company’s ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. The Company filed an answer and counterclaim. In February 2008, the parties jointly submitted a stipulation and proposed order staying this litigation, which order has been entered by the Court. .

Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)

In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed lawsuit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company has filed an answer and counterclaim. Discovery is in the early stages, and no trial date has been set.

Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)

In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. The Company has filed an answer and counterclaim. Discovery is in the early stages, and the trial is scheduled to begin on September 27, 2010.

Other Litigation Related to Our Business

Axcan Scandipharm Inc. v. Ethex Corp, et al. (Lipram UL)

In May 2007, Axcan Scandipharm Inc., a manufacturer of the Ultrase® line of pancreatic enzyme products, brought suit against the Company in the U.S. District Court for the District of Minnesota, alleging the Company engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the marketing and sale of the Company’s now-discontinued Lipram UL products. The suit seeks actual and consequential damages, including lost profits, treble damages, attorneys’ fees, injunctive relief and declaratory judgments to prohibit the substitution of Lipram UL for prescriptions of Ultrase®. The District Court granted in part and denied in part the Company’s motion to dismiss the complaint, as well as the motion of co-defendants Ethex Corp. and KV Pharmaceutical Co., holding any claim of false advertising pre-dating June 01, 2001, is barred by the statute of limitations. The Company has answered the complaint, and discovery is proceeding. Trial is set for May 2010.

Freeberg v. Impax Laboratories, Inc., et al. (Freeberg)

In January 2009, an employment law action was filed against the Company by former employee Vanna Freeberg in the Superior Court of the State of California for the County of Alameda. The complaint alleges eight

Page F-55 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

causes of action: violation of California Family Rights Act and California Government Code Section 12945.2, disability or perceived disability discrimination in violation of California Government Code Section 12940, violation of Civil Code Section 46(3), failure to compensate for hours worked under California Industrial Welfare Commission Orders and California Labor Code Section 1182.11, retaliation in violation of California public policy, age discrimination in violation of Government Code Section 12940, retaliation in violation of California Government Code 12940, and age discrimination in violation of California public policy. The Company believes these claims are without merit and intends to defend against them vigorously.

Securities Litigation

The Company, its Chief Executive Officer and several former officers and directors were defendants in several class actions filed in the United States District Court for the Northern District of California, all of which were consolidated into a single action. These actions, brought on behalf of all purchasers of the Company’s common stock between May 5 and November 3, 2004, sought unspecified damages and alleged that the Company and the individual defendants, in violation of the antifraud provisions of the federal securities laws, had artificially inflated the market price of the Company’s common stock during that period by filing false financial statements for the first and second quarters of 2004, based upon the subsequent restatement of its results for those periods.

On January 28, 2009, the parties entered into an agreement settling the securities class actions. Under the terms of the settlement, plaintiffs agreed to dismissal of the actions with prejudice, and defendants, without admitting the allegations or any liability, agreed to pay the plaintiff class $9,000,000, of which the Company paid approximately $3,400,000 and the balance was funded by directors and officers liability insurance.

21.	SUBSEQUENT EVENTS

The following events occurred after December 31, 2008:

On January 20, 2009, the Board of Directors approved the adoption of the shareholder rights plan described in Note 16.

Page F-56 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected (unaudited) quarterly financial information for the year ended December 31, 2008 is as follows:

	2008 Quarters Ended:
	March 31	June 30	September 30	December 31
	(In $000’s except share and per share amounts)

Revenues:
Global product sales, gross	$38,990	$45,703	$42,343	$54,544
Less:
Chargebacks	9,233	11,033	13,770	16,108
Rebates	4,191	5,190	4,173	6,805
Returns	946	1,381	1,478	1,914
Other credits	1,163	1,474	2,213	1,906

Global product sales, net	23,457	26,625	20,709	27,811
RX Partner	18,805	43,870	9,424	9,679
OTC Partner	4,409	4,932	3,398	3,207
Research Partner	—	—	—	833
Promotional Partner	3,252	3,238	3,238	3,163
Other	7	7	5	2

Total revenues	49,930	78,672	36,774	44,695

Gross profit	$26,552	$57,968	$14,478	$19,104

Net income (loss)	$959	$17,597	$(8,914)	$9,058

Net income (loss) per share (basic)	$0.02	$0.30	$(0.15)	$0.15

Net income (loss) per share (diluted)	$0.02	$0.29	$(0.15)	$0.15

Weighted average common shares outstanding:
Basic	58,833,979	58,978,703	59,166,319	59,308,389

Diluted	61,126,768	60,584,709	59,166,319	60,624,452

Quarterly computations of (unaudited) net income (loss) per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the full year.

Included in the (unaudited) quarterly financial information shown above are the following transactions, summarized as follows:

•	The Company recognized $1.2 million in income during in the fourth quarter 2008, resulting from the adjustment of the assumptions used to determine the change in the fair value of the common stock purchase warrants.

Page F-57 of F-58

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected (unaudited) quarterly financial information for the year ended December 31, 2007 is as follows:

	2007 Quarters Ended:
	March 31	June 30	September 30	December 31
	(In $000’s except share and per share amounts)

Revenues:
Global product sales, gross	$32,478	$33,880	$42,289	$39,852
Less:
Chargebacks	7,202	7,419	10,559	8,792
Rebates	3,375	3,520	4,306	4,767
Returns	968	1,291	1,639	1,565
Other credits	1,174	1,336	1,191	1,417

Global product sales, net	19,759	20,314	24,594	23,311
RX Partner	8,278	33,296	81,634	37,906
OTC Partner	2,408	2,305	4,081	3,072
Promotional Partner	3,201	3,279	3,104	3,175
Other	17	9	7	3

Total revenues	33,663	59,203	113,420	67,467

Gross profit	$13,677	$30,902	$87,428	$34,090

Net income (loss)	$(7,770)	$83,792	$43,402	$6,501

Net income (loss) per share (basic)	$(0.13)	$1.42	$0.74	$0.11

Net income (loss) per share (diluted)	$(0.13)	$1.37	$0.71	$0.11

Weighted average common shares outstanding:
Basic	58,794,020	58,807,656	58,818,971	58,821,964

Diluted	58,794,020	61,193,296	61,293,615	61,301,862

Quarterly computations of (unaudited) net income (loss) per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the full year.

Included in the (unaudited) quarterly financial information shown above are the following transactions:

•	As more fully discussed above in the Alliance Agreements footnote, the settlement of a patent infringement lawsuit resulted in the Company being granted a license permitting it to manufacture and sell its oxycodone product (under the terms of the DAVA Agreement), resulting in the Company’s determination to shorten the revenue recognition period of the DAVA Agreement. The license authorized the Company to sell a fixed amount of its product (under a sub-license granted to DAVA) through June 2007. The increased amount of revenue recognized in the third quarter of 2007 resulted from the recognition of these product sales over the resulting revised shorter recognition period.

•	As more fully discussed above in the Income Taxes footnote, at June 30, 2007, the Company reversed the valuation allowance on the deferred tax asset, resulting in a significant tax benefit for the second quarter of 2007.

Page F-58 of F-58

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

	For the Year Ended December 31, 2006
Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In $000’s)

Deferred tax asset valuation allowance	$84,970	$6,992	$—	$—	$91,962
Inventory reserve	5,776	(2,857)	—	—	2,919

	For the Year Ended December 31, 2007
Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In $000’s)

Deferred tax asset valuation allowance	$91,962	$(81,485)	$(10,477)	$—	$—
Inventory reserve	2,919	229	—	—	3,148
Reserve for bad debts	—	550	—	—	550

	For the Year Ended December 31, 2008
Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In $000’s)

Deferred tax asset valuation allowance	$—	$333	$—	$—	$333
Inventory reserve	3,148	1,257	—	—	4,405
Reserve for bad debts	550	568	—	(290)	828

At June 30, 2007, the Company reversed the deferred tax asset valuation allowance in the amount of $91,962, of which $10,477 was credited to additional-paid-in-capital as the tax benefit related to employee stock options exercised prior to January 1, 2006.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.

Date: March 12, 2009	By: /s/ Larry Hsu, Ph.D. Name: Larry Hsu, Ph.D. Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Hsu, Ph.D Larry Hsu, Ph.D	President, Chief Executive Officer (Principal Executive Officer) and Director	March 12, 2009

/s/ Arthur A. Koch, Jr. Arthur A. Koch, Jr.	Senior Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

/s/ Leslie Z. Benet, Ph.D. Leslie Z. Benet, Ph.D.	Director	March 12, 2009

/s/ Robert L. Burr Robert L. Burr	Chairman of the Board	March 12, 2009

/s/ Nigel Ten Fleming, Ph.D. Nigel Ten Fleming, Ph.D.	Director	March 12, 2009

/s/ Michael Markbreiter Michael Markbreiter	Director	March 12, 2009

/s/ Oh Kim Sun Oh Kim Sun	Director	March 12, 2009

/s/ Peter R. Terreri Peter R. Terreri	Director	March 12, 2009

EXHIBIT INDEX

Exhibit
No.		Description of Document

3	.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)
3	.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(3)
3.2		By-Laws.(2)
4.1		Specimen of Common Stock Certificate.(2)
4.2		Form of Debenture (incorporated by reference to Exhibit A to the Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee, listed on Exhibit 4.3)
4.3		Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(2)
4.4		Supplemental Indenture, dated as of July 6, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(2)
4.5		Registration Rights Agreement, dated as of June 27, 2005, between the Company and the Initial Purchasers named therein.(2)
4.6		Promissory Note dated June 7, 2006, issued by the Company to Solvay Pharmaceuticals, Inc.(2)
4.7		Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(3)
10.1		Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, between the Company and Wachovia Bank, National Association.(2)
10	.1.1	First Amendment, dated October 14, 2008, to Amended and Restated Loan and Security Agreement, dated December 15, 2005, between the Company and Wachovia Bank, National Association.(4)
10	.1.2	Second Amendment to Amended and Restated Loan and Security Agreement, effective as of December 31, 2008, by and among the Company and Wachovia Bank, National Association.
10.2		Purchase Agreement, dated June 26, 2005, between the Company and the Purchasers named therein.(2)
10.3		Impax Laboratories Inc. 1995 Stock Incentive Plan.*(2)
10	.3.1	Amendment No. 1 to Impax Laboratories, Inc. 1995 Stock Incentive Plan, dated July 1, 1998.*
10	.3.2	Amendment No. 2 to Impax Laboratories, Inc. 1995 Stock Incentive Plan, dated May 25, 1999.*
10.4		Impax Laboratories Inc. 1999 Equity Incentive Plan.*
10	.4.1	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*
10.5		Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(2)
10.6		Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*
10	.6.1	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*
10	.6.2	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*
10.7		Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, restated effective January 1, 2005.*(4)
10.8		Employment Agreement, dated as of December 14, 1999, between the Company and Charles Hsiao, Ph.D.*(4)
10.9		Employment Agreement, dated as of December 14, 1999, between the Company and Larry Hsu, Ph.D.*(4)
10.10		Offer of Employment Letter, dated August 12, 2004, between the Company and Charles V. Hildenbrand.*
10.11		Offer of Employment Letter, dated February 9, 2005, between the Company and Arthur A. Koch, Jr.*
10	.12.1	Employment Agreement, dated as of September 1, 2006, between the Company and David S. Doll.*(2)
10	.12.2	Separation Agreement and General Release, dated July 30, 2008, between the Company and David S. Doll.*(2)
10	.12.3	Consulting Agreement, effective as of September 4, 2008, between the Company and David S. Doll.*(2)
10.13		Offer of Employment Letter, effective as of March 31, 2008, between the Company and Michael Nestor.*

Exhibit
No.		Description of Document

10.14		Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*
10.15		Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10	.15.1	Letter Amendment, dated October 8, 2003, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10	.15.2	Letter Agreement, dated March 24, 2005, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10	.15.3	Letter Amendment, dated March 24, 2005 and effective January 1, 2005, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10	.15.4	Amendment, dated January 24, 2006, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(6)
10	.15.5	Amendment, dated February 9, 2007, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(5)
10.16		Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.**(5)
10	.16.1	Amendment, dated as of July 9, 2004, to Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.(6)
10	.16.2	Amendment, dated as of February 14, 2005, to Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.(6)
10.17		Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering Corporation.**(6)
10	.17.1	Amendment No. 3, effective as of July 23, 2004, to Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering Corporation.**(5)
10	.17.2	Amendment No. 4, effective as of December 15, 2006, to Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering Corporation.**(5)
10.18		Supply and Distribution Agreement, dated as of November 3, 2005, between the Company and DAVA Pharmaceuticals, Inc.**(5)
10	.18.1	Amendment No. 2, dated February 6, 2007, to Supply and Distribution Agreement, dated November 3, 2005, between the Company and DAVA Pharmaceuticals, Inc.**(6)
10.19		Patent License Agreement, dated as of March 30, 2007, by and among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company.(7)
10.20		Supplemental License Agreement, dated as of March 30, 2007, by and among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company.(7)
10.21		Sublicense Agreement, effective as of March 30, 2007, between the Company and DAVA Pharmaceuticals, Inc.(7)
10.22		Promotional Services Agreement, dated as of January 19, 2006, between the Company and Shire US Inc.**(5)
10.23		Co-promotion Agreement, dated as of July 16, 2008, between the Company and Wyeth, acting through its Wyeth Pharmaceuticals Division.**(7)
10.24		Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(5)
10.25		Special Cash Bonus Payments and Directors Fees.*(8)
10.26		Construction Work Agreement, dated as of February 18, 2008, by and between Impax Laboratories (Taiwan), Inc., a wholly-owned subsidiary of the Company, and E&C Engineering Corporation (English translation from the Taiwanese language).
10.27		Construction Agreement, dated as of March 11, 2008, by and between Impax Laboratories (Taiwan), Inc., a wholly-owned subsidiary of the Company, and Fu Tsu Construction (English translation from the Taiwanese language).

Exhibit
No.	Description of Document

11.1	Statement re computation of per share earnings (incorporated by reference to Note 17 to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).
21.1	Subsidiaries of the registrant.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(2)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(4)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on December 2, 2008.

(5)	Incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 14, 2009.

(6)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on November 12, 2008.

(7)	Incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 21, 2009.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2009.