Form 10-Q
period 2009-03-31
IMPAX LABORATORIES INC
filed 2009-05-07
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 000-27354
Impax Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0403311

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

30831 Huntwood Avenue, Hayward, CA	94544

(Address of principal executive offices)	(Zip Code)
(510) 476 2000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2009, there were 60,657,275 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

i

Impax Laboratories, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$38,044	$69,275
Short-term investments	60,311	50,710
Accounts receivable, net	61,813	43,306
Inventory, net	29,759	32,305
Current portion of deferred product manufacturing costs-alliance agreements	14,136	13,578
Current portion of deferred income taxes	21,607	17,900
Prepaid expenses and other current assets	4,371	9,298

Total current assets	230,041	236,372

Property, plant and equipment, net	95,914	95,629
Deferred product manufacturing costs-alliance agreements	94,839	93,144
Deferred income taxes, net	51,871	52,551
Other assets	11,892	9,017
Goodwill	27,574	27,574

Total assets	$512,131	$514,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$14,536	$14,416
Accounts payable	11,795	12,797
Accrued expenses	34,811	41,360
Current portion of deferred revenue-alliance agreements	37,173	35,015
Current portion of accrued exclusivity period fee payments due	3,000	6,000

Total current liabilities	101,315	109,588

Long-term debt	5,531	5,990
Deferred revenue-alliance agreements	228,164	225,804
Other liabilities	14,217	13,255

Total liabilities	$349,227	$354,637

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at March 31, 2009 and December 31, 2008	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 60,793,195 and 60,135,686 shares issued at March 31, 2009 and December 31, 2008, respectively	608	602
Additional paid-in capital	212,867	211,128
Treasury stock-acquired as a result of achievement of milestone under the Teva Agreement, 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive loss	(1,695)	(995)
Accumulated deficit	(47,014)	(49,233)

Total Impax Laboratories, Inc. stockholders’ equity	$162,609	$159,345

Noncontrolling interest	295	305

Total stockholders’ equity	162,904	159,650

Total liabilities and stockholders’ equity	$512,131	$514,287

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
		(as adjusted)
Revenues:
Global product sales, net	$39,121	$22,979
Private Label product sales	1,297	478
Rx Partner	10,736	18,805
OTC Partner	1,858	4,409
Research Partner	2,611	—
Promotional Partner	3,284	3,252
Other	6	7

Total revenues	58,913	49,930

Cost of revenues	26,250	23,378

Gross profit	32,663	26,552

Operating expenses:
Research and development	16,056	13,339
Patent litigation	1,017	1,701
Selling, general and administrative	11,455	10,362

Total operating expenses	28,528	25,402

Income from operations	4,135	1,150

Change in fair value of common stock purchase warrant	—	44
Other income (expense), net	65	61
Interest income	149	1,537
Interest expense	(294)	(1,764)

Income before income taxes	4,055	1,028
Provision for income taxes	1,836	568

Net income	$2,219	$460

Net Income per share:
Basic	$0.04	$0.01

Diluted	$0.04	$0.01

Weighted average common shares outstanding:
Basic	59,711,133	58,833,979

Diluted	60,222,215	61,126,768

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
		(as adjusted)
Cash flows from operating activities:
Net income	$2,219	$460
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,544	2,174
Amortization of discount and deferred financing costs on the 3.5% Debentures	150	851
Amortization of deferred financing costs on Wachovia credit agreement	—	37
Bad debt expense	23	39
Deferred income taxes	(3,027)	163
Provision for uncertain tax positions	218	—
Deferred revenue — Rx Partners	13,837	57,149
Deferred product manufacturing costs — Rx Partners	(9,008)	(10,887)
Deferred revenue recognized — Rx Partners	(10,736)	(18,805)
Amortization deferred product manufacturing costs — Rx Partners	5,982	7,454
Deferred revenue — OTC Partners	886	5,166
Deferred product manufacturing costs — OTC Partners	(911)	(5,150)
Deferred revenue recognized — OTC Partners	(1,858)	(4,409)
Amortization deferred product manufacturing costs — OTC Partners	1,684	4,213
Deferred revenue — Research Partners	5,000	—
Deferred revenue recognized — Research Partners	(2,611)	—
Payments on exclusivity period fee	(3,000)	(3,000)
Payments on accrued litigation settlements	(549)	(549)
Share-based compensation expense	1,437	1,625
Accretion of interest income on short-term investments	(36)	(1,146)
Change in fair value of stock purchase warrants	—	(44)
Changes in assets and liabilities:
Accounts receivable	(18,530)	(36,245)
Inventory	2,546	861
Prepaid expenses and other assets	2,042	1,210
Accounts payable and accrued expenses	(7,119)	(5,615)
Other liabilities	734	530

Net cash used in operating activities	$(18,083)	$(3,918)

Cash flows from investing activities:
Purchase of short-term investments	(27,810)	(91,710)
Maturities of short-term investments	18,245	82,306
Purchases of property, plant and equipment	(3,881)	(4,241)

Net cash used in investing activities	$(13,446)	$(13,645)

Cash flows from financing activities:
Repayment of long-term debt	(36)	(66)
Proceeds from exercise of stock options and purchases under the ESPP	334	154

Net cash provided by financing activities	$298	$88

Net decrease in cash and cash equivalents	$(31,231)	$(17,475)
Cash and cash equivalents, beginning of period	$69,275	$37,462

Cash and cash equivalents, end of period	$38,044	$19,987

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended March 31,
	2009	2008
(in $ 000s)
Cash paid for interest	$169	$268

Cash paid for income taxes	$63	$63

Unpaid vendor invoices of approximately $905,000 and $3,117,000 which were accrued as of March 31, 2009 and 2008, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items.
     While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading.
     The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.
     The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 58.68% majority ownership interest at March 31, 2009. All significant intercompany accounts and transactions have been eliminated.
     The unaudited results of operations and cash flows for the interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for the full year ending December 31, 2009.
     As required, Financial Accounting Standards Board (“FASB”) Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) was applied on a retrospective basis, beginning with the year ended December 31, 2007.
     As a result of the adoption of FSP APB 14-1, accumulated deficit as of January 1, 2008 increased $4,931,000 to $65,220,000. The following table shows the effect of FSP APB 14-1 on net income and net income per share for the three months ended March 31, 2009 and 2008:

	March 31,	March 31,
(in $000’s, except per share data)	2009	2008
Additional interest expense	$136	$771
Provision (benefit) for income taxes	(48)	(272)
Decrease in net income	$(88)	$(499)

Decrease in Net income per share:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)
     As of December 31, 2008, additional paid-in capital increased $7,591,000 to $211,128,000, and deferred income taxes, net decreased $144,000 to $70,451,000 as a result of the adoption of FSP APB 14-1. The Long-Term Debt footnote contains additional information about the adoption of FSP APB 14-1.

1. BASIS OF PRESENTATION (continued)
     The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation awards issued to employees, fair value of convertible debt, and estimates used in applying the Company’s revenue recognition policy including those related to sales rebates, chargebacks and shelf stock adjustments, participation in Medicare and Medicaid rebate programs, sales returns and recognition periods related to alliance agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.
     In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product liability. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (SFAS No. 5), the Company records accruals for such loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with SFAS No. 5, does not recognize gain contingencies until realized.

2. REVENUE RECOGNITION
     The Company recognizes revenue when the earnings process is complete, which under SEC Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition” (“SAB 104”), is when revenue is realized or realizable and earned, and: there is persuasive evidence a revenue arrangement exists; delivery of goods or services has occurred; the sales price is fixed or determinable; and, collectibility is reasonably assured.
     The Company accounts for revenue arrangements with multiple deliverables in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Elements”, (“EITF 00-21”), which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if all of the following criteria are met:
–	the delivered item has value to the customer on a stand alone basis;

–	there is objective and reliable evidence of the fair value of the undelivered item; and

–	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.
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
Global product sales, net:
     The “Global product sales, net” line item of the statement of operations includes revenue recognized related to shipments of generic pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer — generally when product is received by the customer. Included in Global product revenue are deductions from the gross sales price, including deductions related to estimates for chargebacks, rebates, returns, shelf-stock, and other pricing adjustments. The Company records an estimate for these deductions in the same period when revenue is recognized.
Private Label product sales:
     The “Private Label product sales” line item of the statement of operations includes revenue recognized related to shipments of generic pharmaceutical products to customers who sell the product to third parties under their own label; these products are not sold under the Company’s label. Sales revenue is recognized at the time title and risk of loss passes to the customer — generally when product is received by the customer. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under EITF 00-21.

2. REVENUE RECOGNITION (continued)
RX Partner and OTC Partner:
     The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under alliance agreements between the Company and other pharmaceutical companies. The Company has entered into these alliance agreements to develop marketing and /or distribution relationships with its partners to fully leverage its technology platform.
     The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and /or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these multiple deliverables, the Company receives payments from its alliance agreement partners for product shipments, and may also receive royalty, profit sharing, and /or upfront or periodic milestone payments. Revenue received from the alliance agreement partners under these agreements is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments.
     The Company initially defers all revenue earned under its Rx Partners and OTC Partners alliance agreements. The deferred revenue is recorded as a liability captioned “Deferred revenue — alliance agreements.” The Company also defers its direct product manufacturing costs to the extent such costs are reimbursable by the Rx Partners and OTC Partners. These deferred product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs — alliance agreements.” The Company recognizes such deferred revenue as either Rx Partner revenue or OTC Partner revenue under the respective alliance agreement, and amortizes deferred product manufacturing costs as cost of revenues — as the Company fulfills its contractual obligations. Revenue is recognized over the respective alliance agreements’ term of the arrangement or the Company’s expected period of performance, using a modified proportional performance method, which results in a greater portion of the revenue being recognized in the period of initial recognition and the remaining balance being recognized ratably over either the remaining life of the arrangement or the Company’s expected period of performance of each respective alliance agreements.
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

2. REVENUE RECOGNITION (continued)
Research Partner:
     The “Research Partner” line item of the statement of operations includes revenue recognized under a Joint Development Agreement with another pharmaceutical company. The Joint Development Agreement obligates the Company to provide research and development services over multiple periods. In exchange for this service, the Company received an upfront payment upon signing of the Joint Development Agreement and is eligible to receive contingent milestone payments, based upon the achievement of specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under the Joint Development Agreement.
     Revenue received from the provision of research and development services, including the upfront payment and the contingent milestone payments, if any, will be deferred and recognized on a straight line basis over the expected period of performance of the research and development services. The Company estimates its expected period of performance to provide research and development services is 48 months starting in December 2008 and ending in November 2012. Royalty fee income, if any, will be recognized by the Company as current period revenue when earned. The Company determined this agreement does not include multiple deliverables under EITF 00-21.
Promotional Partner:
     The “Promotional Partner” line item of the statement of operations includes revenue recognized under a promotional services agreement with another pharmaceutical company. The promotional services agreement obligates the Company to provide physician detailing sales calls to promote its partner’s branded drug product over multiple periods. In exchange for this service, the Company receives a fixed fee based on the number of sales force representatives utilized in providing the services (up to a maximum number of sales force representatives and an annual maximum payment amount per sales force representative). The Company is also eligible to receive contingent payments based upon the number of prescriptions filled for its partner’s product above a contractual minimum threshold. Additionally, the Company may be required to refund portions of the sales force fees if it fails to perform a minimum number of physician detail calls during specified periods.
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

3. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The effective date of SFAS 157, with respect to non-financial assets and liabilities, was deferred by FASB Staff Position FAS 157-2 and is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FSP FAS 157-3 which clarified the application of SFAS 157 in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements.
     In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1 “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property”, (“EITF 07-1”). EITF 07-1 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. Upon becoming effective, EITF 07-1 did not have a material impact on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, (“SFAS 160”). SFAS 160 clarifies a non-controlling (minority) interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company adopted the provisions of SFAS 160 on January 1, 2009; the adoption of SFAS 160 did not have a significant impact on the Company’s consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Upon becoming effective FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)
     In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” . FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of FSP APB 14-1 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the effective date. The application of FSP APB 14-1 to the Company’s $75 million, 3.5% convertible senior subordinated debentures (3.5% Debentures) required the retrospective restatement of all reporting periods beginning January 01, 2007. The Basis of Presentation and Long-Term Debt footnotes contain additional details about the adoption of FSP APB 14-1.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon becoming effective, FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of FSP FAS 157-4 on its consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP requires publicly traded companies to disclose information about fair value of financial instruments in interim financial statements, as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on its consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the factors to be considered in determining if a decline in the fair value of a debt security is not temporary. Generally, if the fair value of a debt security is less than its amortized cost, and it is more likely than not the debt security will be sold, then an other-than-temporary impairment shall be considered to have occurred. An other-than-temporary impairment is recognized equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on its consolidated financial statements.

4. INVESTMENTS
     Investments consist of commercial paper, corporate bonds and medium-term notes, government agency obligations and certificates of deposit. The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities are accounted for as ‘held-to-maturity’ and are recorded at amortized cost, which approximates fair value, based upon observable market values. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon maturity the Company uses a specific identification method.
A summary of Short-term investments as of March 31, 2009 and December 31, 2008 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2009	Cost	Gains	Losses	Value
Commercial paper	$—	$—	$—	$—
Government agency obligations	52,721	256	—	52,977
Corporate bonds	7,064	—	(5)	7,059
Asset-backed securities	293	—	(11)	282
Certificates of deposit	233	—	—	233

Total short-term investments	$60,311	$256	$(16)	$60,551

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Commercial paper	$6,194	$—	$—	$6,194
Government agency obligations	35,948	52	(6)	35,994
Corporate bonds	7,856	—	(54)	7,802
Asset-backed securities	481	—	(31)	450
Certificates of deposit	231	—	—	231

Total short-term investments	$50,710	$52	$(91)	$50,671

5. ACCOUNTS RECEIVABLE
The details of Accounts receivable, net are set forth in the following table:

	March 31,	December 31,
(in $000’s)	2009	2008
Gross accounts receivable	$78,023	$54,591
Less: Rebate reserve	(7,537)	(4,800)
Less: Chargeback reserve	(5,622)	(4,056)
Less: Other deductions	(3,051)	(2,429)

Accounts receivable, net	$61,813	$43,306

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The Company recorded an allowance for doubtful accounts of $555,000 and $828,000 at March 31, 2009 and December 31, 2008, respectively. Other deductions include allowance for uncollectible amounts and cash discounts.
     A roll forward of the chargeback and rebate reserve activity for the three months ended March 31, 2009 and the year ended December 31, 2008 is as follows:

(in $000’s)	March 31,	December 31
Rebate reserve	2009	2008
Beginning balance	$4,800	$3,603
Provision recorded during the period	10,819	20,361
Credits issued during the period	(8,082)	(19,164)

Ending balance	$7,537	$4,800

(in $000’s)	March 31,	December 31
Chargeback reserve	2009	2008
Beginning balance	$4,056	$2,977
Provision recorded during the period	22,638	50,144
Credits issued during the period	(21,072)	(49,065)

Ending balance	$5,622	$4,056

6. INVENTORY
Inventory, net at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
(in $000’s)	2009	2008
Raw materials	$16,021	$16,940
Work in process	1,739	1,397
Finished goods	14,548	16,504

Total inventory, net	$32,308	$34,841

Less: Non-current inventory, net	(2,549)	(2,536)

Total inventory-current, net	$29,759	$32,305

     The Company recorded inventory reserves of $5,152,000 and $4,405,000 at March 31, 2009 and December 31, 2008, respectively.
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
     The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory, less reserves, was approximately $1,724,000 and $1,368,000 at March 31, 2009 and December 31, 2008, respectively.
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

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consist of the following:

	March 31,	December 31,
(in $000’s)	2009	2008
Land	$2,270	$2,270
Buildings and improvements	56,460	55,310
Equipment	51,640	49,983
Office furniture and equipment	6,268	6,733
Construction-in-progress	21,113	21,019

Property, plant and equipment, gross	$137,751	$135,315

Less: Accumulated depreciation	(41,837)	(39,686)

Property, plant and equipment, net	$95,914	$95,629

Depreciation expense was $2,544,000 and $2,174,000 for the three months ended March 31, 2009 and 2008, respectively.

8. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses:

	March 31,	December 31
(in $000’s)	2009	2008
Payroll-related expenses	$9,209	$15,147
Product returns	16,229	13,675
Shelf stock price protection	375	572
Medicaid rebates	734	584
Royalty expense	82	259
Physician detailing sales force fees	1,755	2,279
Legal and professional fees	2,694	2,087
Litigation settlements	918	4,526
Other	2,815	2,231

Total accrued expenses	$34,811	$41,360

     On January 28, 2009, the Company entered into an agreement settling the securities class actions pending in the U.S. District Court for the Northern District of California. Under the terms of the settlement, plaintiffs have agreed to dismissal of the actions with prejudice, and defendants, including the Company, without admitting the allegations or any liability, have agreed to pay the plaintiff class $9.0 million, of which the Company paid approximately $3.4 million in January 2009, with the balance paid by the Company’s directors and officers liability insurance carriers. The Company recorded an accrued expense for its portion of the settlement payment, in the year ended December 31, 2008.
     The Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, and the OTC Partners and RX Partners alliance agreements generally are not subject to returns. A roll forward of the return reserve activity for the three months ended March 31, 2009 and the year ended December 31, 2008 is as follows:

	March 31,	December 31
(in $000’s)	2009	2008
Beginning balance	$13,675	$14,261
Provision related to sales recorded in the period	3,256	5,719
Credits issued during the period	(702)	(6,305)

Ending balance	$16,229	$13,675

9. INCOME TAXES
     The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, the Company makes an estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs.
     The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction and state research and development credits among others.
     For the three months ended March 31, 2009 and 2008, the Company recorded a tax provision of $1,836,000 and $568,000, respectively, for federal and state income taxes, which includes an accrual for uncertain tax positions of $218,000 and $0, respectively. The total amount of unrecognized tax benefits was $7,830,000 at March 31, 2009.

10. REVOLVING LINE OF CREDIT
     The Company has a $35,000,000 revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a March 31, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms.
     The Credit Agreement had a three year term upon its initial execution in December 2005. In October 2008, the Company entered into a first amendment to the Credit Agreement in which Wachovia waived the Company’s failure to (i) timely deliver annual financial statements for the years ended December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007 and interim financial statements for each period ending on or after December 31, 2005, and (ii) comply with the fixed charge coverage ratio at June 30, 2006. In addition, the Company agreed to an increase in the unused line fee from 25 basis points per annum to 50 basis points per annum. On December 31, 2008, the Company entered into a second amendment to the Credit Agreement, which extended the termination date from December 31, 2008 to March 31, 2009. Effective March 31, 2009, the Company entered into a third amendment to the Credit Agreement, which, among other matters: (i) extended the termination date from March 31, 2009 to March 31, 2010; (ii) set the interest rate for the revolving credit facility at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions; (iii) limited capital expenditures to no more than $25.0 million for the period from January 1, 2009 to December 31, 2009, and for each calendar year thereafter; (iv) eliminated the servicing fee during any month in which no revolver loans were outstanding; and (v) required the fixed charge coverage ratio be tested only for certain fiscal periods during which our net cash position was less than $50.0 million. In connection with the execution of the third amendment, the Company paid Wachovia a commitment fee of $100,000. All other material terms of the Credit Agreement remained in full force and effect.
     The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. The Company was limited to capital expenditures of no more than $25.0 million for the period from January 1, 2007 to December 31, 2007 and $34.0 million for the period from January 1, 2008 to December 31, 2008. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information.
     At March 31, 2009, the Company was in compliance with the various financial and information reporting covenants contained in the Credit Agreement. There were no amounts outstanding under the revolving credit facility as of March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, the Company paid $40,000 and $21,000, respectively, for unused line fees to Wachovia.

11. LONG-TERM DEBT
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
     The 3.5% Debentures are senior subordinated, unsecured obligations of the Company and rank pari passu with the Company’s accounts payable and other liabilities, and are subordinate to certain senior indebtedness, including the Company’s credit agreement with Wachovia. The Indenture governing the 3.5% Debentures limits the aggregate amount of the Company’s indebtedness ranking senior to or pari passu with the 3.5% Debentures to the greater of (i) $50,000,000 or (ii) as of any date, four times the Company’s EBITDA for the immediately preceding twelve month period for which public financial information is available. The 3.5% Debentures bear interest at the rate of 3.5% per annum. Interest on the 3.5% Debentures is payable on June 15 and December 15 of each year, beginning on December 15, 2005.
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
     Under a related Registration Rights Agreement, the Company agreed to file a registration statement covering the 3.5% Debentures no later than March 24, 2006 and to have the registration statement declared effective by the SEC no later than June 22, 2006. As these deadlines were not met, the Company is required to pay the holders of the 3.5% Debentures liquidated damages, initially at the annual rate of 0.25% of the aggregate principal amount of the 3.5% Debentures, and then escalating to 0.50% of such amount until the registration statement became effective. The Company incurred expense related to these liquidated damages of $16,000 and $94,000 for the three months ended March 31, 2009 and 2008, respectively.
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
     In addition, if a holder elects to convert 3.5% Debentures within a period of 30 trading days after the effective date of a fundamental change transaction, consisting generally of a transaction constituting a change of control of the Company, as defined by the Indenture, the holder will be entitled to receive a “make-whole” premium consisting of additional shares of the Company’s common stock (or, if the Company so elects, the same consideration offered in connection with the fundamental change).

11. LONG-TERM DEBT (continued)
     In August and September 2008, the Company repurchased at a discount an aggregate of $62,250,000 face value principal amount of the 3.5% Debentures at the request of the holders. The Company paid $59,916,000, plus $433,000 of accrued interest expense. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of the Company’s short-term investments.
     Adoption of FSP APB 14-1
     In May 2008, the FASB issued Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”), to require issuers of such debt instruments to separately account for the liability component and the equity component. Under FSP APB 14-1, interest expense will be computed on the basis of the Company’s borrowing rate on debt without the conversion feature. The Company determined the provisions of FSP APB 14-1 are applicable to its 3.5% Debentures discussed above, as the 3.5% Debentures will be settled, at least partially, in cash. The Company adopted FSP APB 14-1 on January 1, 2009, and, as required by FSP ABP 14-1, applied its provisions to the consolidated financial statements on a retrospective basis, beginning with the year ended December 31, 2007, the earliest year presented in the Company’s annual consolidated financial statements for the year ending December 31, 2009.
     As noted above, the provisions of FSP APB 14-1 require issuers of debt securities, to separate affected securities into two accounting components, including (i) the debt component, representing the issuer’s contractual obligation to pay principal and interest, and (ii) the equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer elects, an equivalent amount of cash.
     Upon initial recognition, the proceeds received from the issuance of the 3.5% Debentures were allocated between the debt component and the equity component, with such allocation based upon an estimate of the fair value of a debt instrument containing all embedded features of the debt being evaluated, except for the conversion option. Under FSP APB 14-1, the difference between the face value of the debt and the estimated fair value is deemed to be the accounting value of the conversion option and is recorded as the equity component, with the offset recorded as a contra-liability debt discount. The debt discount is amortized as interest expense over the estimated life of the debt instrument using the effective interest method.
     The Company estimated the fair value of the 3.5% Debentures, excluding the conversion option, to be $63,487,000 on June 27, 2005, the date the 3.5% Debentures were sold, using a credit rating analysis. The difference of $11,513,000 between the $75,000,000 face value of the 3.5% Debentures and the estimated fair value is the value of the conversion option, which resulted in a debt discount reduction to the net carrying value of the debt and the establishment of the value of the conversion option as a component of stockholders’ equity. Aggregate transaction costs of $2,238,000 were incurred by the Company in relation to the issuance of the 3.5% Debentures, of which $344,000 was allocated to the conversion option. The carrying value of the conversion option, including the allocated issuance costs, was $11,170,000 at March 31, 2009 and December 31, 2008.
     Notwithstanding their stated June 2012 maturity date, at their June 2005 issuance date, the Company had expected the 3.5% Debentures actual (real) maturity date to be the June 2009 prepayment date. Accordingly, as the Company concluded it was probable the prepayment option would be exercised by the holders of the 3.5% Debentures, the fair value of the 3.5% Debentures was computed using a 48 month discount period — i.e. representing the time from their issue date to the June 15, 2009 prepayment date discussed above.

11. LONG-TERM DEBT (continued)
     The Company is amortizing the $11,513,000 discount on the 3.5% Debentures over the expected life of 48 months using the effective interest method; accordingly, there were three months of amortization remaining at March 31, 2009. The following table summarizes the amount of interest cost recognized for the three months ended March 31, 2009 and 2008:

	March 31,	March 31,
(in $000’s)	2009	2008
Contractual interest	$128	$750
Discount amortization	130	735
Deferred financing cost amortization	20	116

Total interest cost	$278	$1,601

Effective interest rate on 3.5% Debentures	8.7%	8.5%

The following table summarizes the net carrying value of the Company’s long-term debt:

	March 31,	December 31,
(in $000’s)	2009	2008
3.5% Debentures face value	$12,750	$12,750
Unamortized discount	(111)	(241)

3.5% Debentures net carrying amount	12,639	12,509

Subordinated promissory note – (1)	7,328	7,760
Vendor financing agreement (2)	100	137

Total Debt	$20,067	$20,406
Less: Current portion	(14,536)	(14,416)

Long-term portion	$5,531	$5,990

(1)	Subordinated promissory note in the amount of $11.0 million related to the June 2006 settlement of litigation brought by Solvay Pharmaceuticals, Inc. (“Solvay”). The subordinated promissory note interest rate is 6.0% per annum, and requires the Company to pay 24 quarterly installments of $549,165, commencing in March 2007 through December 2012. Additionally, the subordinated promissory note becomes immediately due and payable upon the occurrence of a default in any payment due, a change in control of the Company, voluntary or involuntary bankruptcy proceeding by or against the Company, and working capital less than 150% of the remaining unpaid balance of the subordinated promissory note. At March 31, 2009, none of these events has occurred to-date.

(2)	Vendor financing agreement at 3.10% payable in two monthly installments of $0 and 34 monthly installments of $12,871 commencing December 2006 through November 2009.

12. ALLIANCE AGREEMENTS
     Strategic Alliance Agreement with Teva
     The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	Three Months	Inception
(in $000’s)	Ended	Through
Deferred revenue	March 31,2009	Dec 31, 2008
Beginning balance	$200,608	$—
Additions:
Cost-sharing	175	5,953
Product-related deferrals	13,662	376,071

Sub-total	13,837	382,024
Exclusivity charges	—	(50,600)
Forgiveness of advance deposit	—	6,000
Forgiveness of interest	—	4,370
Stock repurchase	—	2,157

Total additions	$13,837	$343,951

Less: amounts recognized:
Forgiveness of advance deposit	$(83)	$(2,499)
Forgiveness of interest	(61)	(1,823)
Stock repurchase	(30)	(899)
Cost-sharing	(158)	(2,481)
Product-related revenue	(10,404)	(135,641)

Total amount recognized	(10,736)	(143,343)

Total deferred revenue	$203,709	$200,608

(in $000’s)	Three Months	Inception
Deferred product	Ended	Through
manufacturing costs	March 31, 2009	Dec 31, 2008
Beginning balance	$88,361	$—
Additions	9,008	151,476
Less amounts amortized	(5,982)	(63,115)

Total deferred product manufacturing costs	$91,387	$88,361

12. ALLIANCE AGREEMENTS (continued)
     OTC Partners Alliance Agreements
     The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	Three Months	Inception
(in $000’s)	Ended	Through
Deferred revenue	March 31, 2009	Dec 31, 2008
Beginning balance	$21,044	$—
Additions:
Upfront fees and milestone payments	—	8,436
Cost-sharing and other	—	1,642
Product-related deferrals	886	81,866

Total additions	$886	$91,944

Less: amount recognized:
Upfront fees and milestone payments	(69)	(7,469)
Cost-sharing and other	(28)	(1,438)
Product-related revenue	(1,761)	(61,993)

Total amount recognized	(1,858)	(70,900)

Total deferred revenue	$20,072	$21,044

(in $000’s)	Three Months	Inception
Deferred product	Ended	Through
manufacturing costs	March 31, 2009	Dec 31, 2008
Beginning balance	$18,361	$—
Additions:	911	75,941
Less: amount amortized:	(1,684)	(57,580)

Total deferred product manufacturing costs	$17,588	$18,361

12. ALLIANCE AGREEMENTS (continued)
     Supply and Distribution Agreement with DAVA Pharmaceuticals, Inc.
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
     The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the DAVA Supply and Distribution Agreement during the period over which revenue was recognized beginning with the inception of the contract in November 2005 and ending in April 2008, when final cash payment was received for product shipped to DAVA, and for profit share earned, in January 2008.

Inception
(in $000’s)	Through
Deferred revenue	April 2008
Beginning balance	$—
Additions:
Upfront fees and milestone payments	10,000
Product-related deferrals	152,447

Total additions	$162,447

Less: amounts recognized:
Upfront fees and milestone payments	(10,000)
Product-related revenue	(152,447)

Total amount recognized	(162,447)

Total deferred revenue	$—

(in $000’s)	Inception
Deferred product	Through
manufacturing costs	April 2008
Beginning balance	$—
Additions:	29,044
Less: amount amortized:	(29,044)

Total deferred product manufacturing costs	$—

12. ALLIANCE AGREEMENTS (continued)
     Joint Development Agreement with Medicis Pharmaceutical Corporation
          The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatological products. The Company received a $40,000,000 upfront payment, paid by Medicis in December 2008; and has the potential to receive up to $23,000,000 of contingent additional payments upon achievement of certain specified clinical and regulatory milestones.
          The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the Joint Development Agreement with Medicis:

	Three Months
	Ended	Inception
(in $000’s)	March 31,	Through
Deferred revenue	2009	Dec 31, 2008
Beginning balance	$39,167	$—
Additions:
Upfront fees and milestone payments	5,000	40,000
Product-related deferrals	—	—

Total additions	$5,000	$40,000

Less: amounts recognized:
Upfront fees and milestone payments	(2,611)	(833)
Product-related revenue	—	—

Total amount recognized	(2,611)	(833)

Total deferred revenue	$41,556	$39,167

12. ALLIANCE AGREEMENTS (continued)
Shire Laboratories Promotional Services Agreement
     In January 2006, the Company entered into a Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Shire Agreement”), under which the Company was engaged to perform physician detailing sales calls in support of Shire’s Carbatrol product. The Company is obligated to perform the detailing sales for three years from the commencement date of July 1, 2006. The Shire Agreement requires Shire to pay the Company a sales force fee of up to $200,000 annually for each of as many as 66 sales force members, a “gain share fee” for each prescription filled in excess of a stated minimum during each quarter, and, if filled prescriptions exceed a specified target during the first six months of 2009, a $5,000,000 bonus. In addition, if the Company fails to perform a minimum number of sales calls during any quarter and fails to make up the shortfall by the end of the following quarter, Shire has the right to a refund of a fixed amount per remaining shortfall.
     The Company recognizes the sales force service fees as the related services are performed and the performance obligations are met, and for gain share fees, if and when such fees are earned. The Company recognized $3,284,000 and $3,252,000 in sales force fee revenue for the interim periods ended March 31, 2009 and 2008, respectively, under the Shire Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the statement of operations. The Company has not earned any gain share fees or been required to make any shortfall reimbursements under the Shire Agreement. Any such reimbursements in the future will be recognized as a reduction to Promotional Partner revenue during the period in which such reimbursement liability is incurred.

12. ALLIANCE AGREEMENTS (continued)
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
Settlement and Release Agreement
     The Settlement Agreement between the Company and Wyeth: (i) resolved outstanding claims and counter-claims between the Company and Wyeth asserted in the patent infringement lawsuit related to the Company’s ANDA for generic venlafaxine hydrochloride capsules, (ii) provided for the Company to defer the manufacture and launch of its generic venlafaxine product, and (iii) provided for a $1,000,000 payment by Wyeth to the Company as reimbursement for legal fees associated with the patent infringement lawsuit. The Company recorded the $1,000,000 legal fee reimbursement received from Wyeth as a reduction of its patent litigation operating expense during the fourth quarter of 2008 on the consolidated statement of operations.
License Agreement
     The License Agreement granted to the Company, from Wyeth, a non-exclusive license, allowing the Company the right (but not the obligation) to manufacture and market the Company’s generic venlafaxine product in the United States of America. The license effective date is expected to be on or about June 1, 2011. The Company will pay Wyeth a royalty fee on the sale of its generic venlafaxine product under the license, computed as a percentage of gross profits, as defined in the License Agreement. The license royalty fee term begins with the license effective date and ends on the expiration of the Wyeth patents covered by the License Agreement. The Company is solely responsible for manufacturing and marketing its generic venlafaxine product. If the Company chooses to manufacture its generic venlafaxine product, sales of such generic product will be to unrelated third-party customers in the ordinary course of business through its Global Division Global Products sales channel. The Company will account for the sale of its generic venlafaxine product as current period revenue according to the Company’s revenue recognition policy applicable to its Global Division Global Products. The license royalty payments to Wyeth will be accounted for as current period cost of goods sold. Through March 31, 2009, the Company had not commenced sales of its generic venlafaxine product.
Co-Promotion Agreement
     The Company entered into a three year Co-Promotion Agreement with Wyeth, under which the Company will perform physician detailing sales calls for a Wyeth product to neurologists, which are expected to commence in the second-half of 2009. Wyeth will pay the Company a service fee, subject to an annual cost adjustment, during the life of the Co-Promotion Agreement for each physician detailing sales call, and an “incentive fee” for each prescription by neurologists in excess of a certain minimum threshold. During the term of the Co-Promotion Agreement, the Company is required to complete a minimum and maximum number of physician detailing sales calls. Wyeth is responsible for providing sales training to the Company’s sales force. Wyeth owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company will recognize the sales force fee revenue as the related services are performed and the performance obligations are met. The incentive fee revenue, if any, will be recognized if and when such fees are earned. Through March 31, 2009, the Company had not recognized any revenue under the Co-Promotion agreement with Wyeth.

13. SHARE-BASED COMPENSATION
     The Company recognizes the fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the Company’s 2002 Equity Incentive Plan vest over a four year period and have a term of ten years.
     Total share-based compensation expense recognized in the consolidated statement of operations is as follows:

	Three months ended March 31
(in $000’s)	2009	2008
Manufacturing expenses	$349	$473
Research and development	602	616
Selling, general & administrative	486	536

Total	$1,437	$1,625

The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share
Outstanding at December 31, 2008	8,280,240	$10.53

Options granted	671,596	$5.18
Options exercised	(413,654)	$0.81
Options forfeited	(31,296)	$10.53

Outstanding at March 31, 2009	8,506,886	$10.58

Vested and expected to vest at March 31, 2009	8,336,243	$10.68

Options exercisable at March 31, 2009	6,057,986	$11.25

     The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based solely on historical volatility of the Company’s common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends.
A summary of the Company’s non-vested restricted stock awards is presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value
Non-vested at December 31, 2008	399,716	$10.30
Granted	255,152	$5.19
Vested	(13,125)	$10.43
Forfeited	(6,402)	$9.85

Non-vested at March 31, 2009	635,341	$8.10

     The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Equity Incentive Plan, as amended and restated, and typically specify the shares of restricted stock are not issued until they vest. The restricted stock awards vest ratably over a four year period from the date of grant.

13. SHARE-BASED COMPENSATION (continued)
     As of March 31, 2009, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $15,773,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.6 years. The intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $1,631,000 and $690,000, respectively. The total fair value of restricted shares which vested during the three months ended March 31, 2009 and 2008 was $137,000 and $0, respectively. In March 2009, the Board authorized, subject to stockholder approval, an increase of 1,900,000 in the number of shares available for issuance of stock options and restricted stock awards under the Company’s 2002 Equity Incentive Plan. As of March 31, 2009, the Company had 2,465,883 shares available for issuance of stock options and restricted stock awards.

14. STOCKHOLDER’S EQUITY (DEFICIT)
Preferred Stock
     Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the three months ended March 31, 2009 and 2008, the Company did not issue any preferred stock.
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

15. EARNINGS PER SHARE
     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares adjusted for the dilutive effect of common stock equivalents outstanding during the period.
     A reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended	Three months ended
	March 31,	March 31,
(in $000’s except per share amounts)	2009	2008
Numerator:
Net income	$2,219	$460

Denominator:
Weighted average common shares outstanding	59,711,133	58,833,979

Effect of dilutive options and common stock purchase warrants	511,082	2,292,789

Diluted weighted average common shares outstanding	60,222,215	61,126,768

Basic net income per share	$0.04	$0.01

Diluted net income per share	$0.04	$0.01

     For the three months ended March 31, 2009 and 2008, the Company excluded 7,755,173 and 4,253,507, respectively, of stock options from the computation of diluted net income (loss) per common share as the effect of these options would have been anti-dilutive.
     EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share (“EITF 04-8”) (as amended by FSP APB 14-1), provides accounting guidance on the treatment of contingently convertible instruments in the calculation of diluted earnings per share. The guidance indicates contingently convertible instruments should be included in diluted earnings per share, regardless of whether the market price trigger (i.e. the contingency) has been met. With respect to the Company’s 3.5% Debentures, however, as the principal portion must be paid in cash, EITF 04-8 (as amended by FSP APB 14-1) prohibits the use of the “if-converted” method generally required by SFAS No. 128, “Earnings Per Share” (“SFAS 128”), but rather proscribes a “treasury stock method” approach to computing potential common shares issuable, wherein the “conversion spread value” functions as the “proceeds” to be used to determine the number of potential common shares issuable given an average share price during the period. With respect to a conversion premium which may be settled in either cash or stock, under EITF 04-8, diluted earnings per share is computed in accordance with SFAS 128, wherein the diluted earnings per share denominator is adjusted for the conversion premium potential common shares issuable, provided however, such adjustment to the diluted earnings per share denominator has a more dilutive effect compared to adjustment to the corresponding numerator (i.e. income available to common shareholders). Such determination of the greater dilutive effect is required to be performed for each reporting period. With respect to the Company’s 3.5% Debentures potential conversion premium, the SFAS 128 adjustment has been to the “numerator” — i.e. the inclusion of the 3.5% Debentures interest expense in the computation of income available to common shareholders, as it has a more dilutive effect than adjustment to the diluted earnings per share denominator, as the conversion spread value of the Company’s 3.5% Debentures has been negative — i.e. the average share price has been less than the conversion price. Accordingly, adjustment to the diluted earnings per share denominator is not necessary.

16. COMPREHENSIVE INCOME

	Three months ended March 31,
(in $000s)	2009	2008
Net income	$2,219	$460
Currency translation adjustments	(700)	200

Comprehensive income	$1,519	$660
Comprehensive income attributable to the noncontrolling interest	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$1,519	$660

17. SEGMENT INFORMATION
     The Company has two reportable segments, the Global Division and the Impax Division. The Company currently markets and sells product within the continental United States and the Commonwealth of Puerto Rico.
     The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel, for sales of generic Rx products, directly to wholesalers, large retail drug chains, and others; the Private Label product sales channel, for generic pharmaceutical over-the-counter and prescription products sold to unrelated third-party customers, who in-turn sell the products to third-parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. The Company also generates revenue from research and development services provided under a joint development agreement with another pharmaceutical company, and reports such revenue under the caption “Research partner” revenue on the consolidated statement of operations. The Company provides these services through the research and development group in its Global Division.
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
     The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment Income (loss) before income taxes. Items below Income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. Accounting policies for the Company’s segments are the same as those described above in the discussion of “Revenue Recognition” and in the “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company has no inter-segment revenue.
     The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended March 31, 2009	Division	Division	and Other	Company
Revenue, net	$55,629	$3,284	$—	$58,913
Cost of revenue	23,233	3,017	—	26,250
Research and development	10,542	5,514	—	16,056
Patent Litigation	1,017	—	—	1,017
Income (loss) before provision for income taxes	$18,609	$(6,287)	$(8,267)	$4,055

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended March 31, 2008	Division	Division	and Other	Company
Revenue, net	$46,678	$3,252	$—	$49,930
Cost of revenue	20,410	2,968	—	23,378
Research and development	9,128	4,211	—	13,339
Patent Litigation	1,701	—	—	1,701
Income (loss) before provision for income taxes	$14,176	$(4,403)	$(8,745)	$1,028

18. COMMITMENTS AND CONTINGENCIES
Taiwan Facility Construction
     The Company currently has under construction a facility in Taiwan intended to be utilized for manufacturing, research and development, warehouse, and administrative space, and to be operational in 2010. In conjunction with the construction of this facility, the Company has entered into several contracts aggregating approximately $16,617,000 as of March 31, 2009. As of March 31, 2009, the Company had remaining commitments under these contracts of approximately $1,514,000. Through March 31, 2009, the Company has capitalized cumulative interest expense of $480,000 in conjunction with the construction of the facility in Taiwan.

19. LEGAL AND REGULATORY MATTERS
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
     Under federal law, when a drug developer files an ANDA for a generic drug, seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 day period, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic, or 30 months from the date the notice was received, whichever is sooner. Lawsuits have been filed against the Company in connection the Company’s Paragraph IV certifications.
     Should a patent holder commence a lawsuit with respect to an alleged patent infringement by the Company, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market the Company’s product candidates as a result of litigation, as well as the expense of such litigation, whether or not the Company is ultimately successful, could have a material adverse effect on the Company’s results of operations and financial position. In addition, there can be no assurance any patent litigation will be resolved prior to the end of the 30-month period. As a result, even if the FDA were to approve a product upon expiration of the 30-month period, the Company may elect to not commence marketing the product if patent litigation is still pending.
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

19. LEGAL AND REGULATORY MATTERS (continued)
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
     Aventis Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. Fexofenadine (Pseudoephedrine)
     The Company is a defendant in an action brought in March 2002 by Aventis Pharmaceuticals Inc. and others in the U.S. District Court for the District of New Jersey alleging the Company’s proposed Fexofenadine and Pseudoephedrine Hydrochloride tablets, generic to Allegra-D®, infringe seven Aventis patents and seeking an injunction preventing the Company from marketing the products until expiration of the patents. The case has since been consolidated with similar actions brought by Aventis against five other manufacturers (including generics to both Allegra® and Allegra-D®). In March 2004, Aventis and AMR Technology, Inc. filed a complaint and first amended complaint against the Company and one of the other defendants alleging infringement of two additional patents, owned by AMR and licensed to Aventis, relating to a synthetic process for making the active pharmaceutical ingredient, Fexofenadine Hydrochloride and intermediates in the synthetic process. The Company believes it has defenses to the claims based on non-infringement and invalidity.
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

19. LEGAL AND REGULATORY MATTERS (continued)
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
     Wyeth v. Impax Laboratories, Inc. (Venlafaxine)
     In April 2006, Wyeth filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Venlafaxine HCl Extended Release 37.5mg, 75mg and 150mg capsules, generic to Effexor XR®. In June 2008, the Company entered into a Settlement and Release Agreement with Wyeth settling all pending claims and counter-claims related to the Company’s generic Effexor XR® products. Pursuant to the Settlement and Release Agreement, the Company obtained a license allowing launch of its generic Effexor XR® products no later than June 2011, and Wyeth agreed to pay the Company $1,000,000 as reimbursement for legal fees associated with this lawsuit.
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

19. LEGAL AND REGULATORY MATTERS (continued)
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
     Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)
     In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008 an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. Discovery is proceeding, and no trial date has been set.
     Boehringer Ingelheim Pharmaceuticals, et al. v. Impax Laboratories, Inc. (Tamsulosin)
     In July 2008, Boehringer Ingelheim Pharmaceuticals Inc. and Astellas Pharma Inc. (together, “Astellas”) filed a complaint against the Company in the U.S. District Court for the Northern District of California, alleging patent infringement in connection with the filing of the Company ANDA relating to Tamsulosin Hydrochloride Capsules, 0.4 mg, generic to Flomax®. After filing its answer and counterclaim, the Company filed a motion for summary judgment of patent invalidity. The District Court scheduled a hearing on claim construction for May 2009 and summary judgment for June 2009. Discovery is proceeding, and no trial date has been set.
     Purdue Pharma Products L.P., et al. v. Impax Laboratories, Inc. (Tramadol)
     In August 2008, Purdue Pharma Products L.P., Napp Pharmaceutical Group LTD., Biovail Laboratories International, SRL, and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (collectively, “Purdue”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Tramadol Hydrochloride Extended Release Tablets, 100 mg, generic to 100mg Ultram® ER. In November 2008, Purdue asserted additional infringement claims with respect to the Company’s amended ANDA, which added 200 mg and 300 mg strengths of the product. The Company has filed answers and counterclaims to those complaints. Discovery is proceeding, and no trial date has been set.
     Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)
     In November 2008, Eli Lilly and Company filed suit against the Company in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of the Company’s ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. In February 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Eli Lilly and Company against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in this case were stayed.

19. LEGAL AND REGULATORY MATTERS (continued)
     Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
     In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company has filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. Discovery is in the early stages, and no trial date has been set.
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
     Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)
     In March 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®.
     Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate)
     In April 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®.

19. LEGAL AND REGULATORY MATTERS (continued)
     Other Litigation Related to Our Business
     Axcan Scandipharm Inc. v. Ethex Corp, et al. (Lipram UL)
     In May 2007, Axcan Scandipharm Inc., a manufacturer of the Ultrase® line of pancreatic enzyme products, brought suit against the Company in the U.S. District Court for the District of Minnesota, alleging the Company engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the marketing and sale of the Company’s now-discontinued Lipram UL products. The suit seeks actual and consequential damages, including lost profits, treble damages, attorneys’ fees, injunctive relief and declaratory judgments to prohibit the substitution of Lipram UL for prescriptions of Ultrase®. The District Court granted in part and denied in part the Company’s motion to dismiss the complaint, as well as the motion of co-defendants Ethex Corp. and KV Pharmaceutical Co., holding any claim of false advertising pre-dating June 1, 2001, is barred by the statute of limitations. The Company has answered the complaint, and discovery is proceeding. Trial is set for May 2010.
     Freeberg v. Impax Laboratories, Inc., et al. (Freeberg)
     In January 2009, an employment law action was filed against the Company by former employee Vanna Freeberg in the Superior Court of the State of California for the County of Alameda. The complaint alleges eight causes of action: violation of California Family Rights Act and California Government Code Section 12945.2, disability or perceived disability discrimination in violation of California Government Code Section 12940, violation of Civil Code Section 46(3), failure to compensate for hours worked under California Industrial Welfare Commission Orders and California Labor Code Section 1182.11, retaliation in violation of California public policy, age discrimination in violation of Government Code Section 12940, retaliation in violation of California Government Code 12940, and age discrimination in violation of California public policy. Based on the allegations, the plaintiff seeks general and non-economic damages, special and punitive damages, prejudgment interest, attorney fees and costs of suit, and compensation for all hours worked but not paid. The Company believes these claims are without merit and intends to defend against them vigorously.
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
     On January 28, 2009, the parties entered into an agreement settling the securities class actions. Under the terms of the settlement, plaintiffs agreed to dismissal of the actions with prejudice, and defendants, without admitting the allegations or any liability, agreed to pay the plaintiff class $ 9,000,000, of which the Company paid approximately $ 3,400,000 and the balance was funded by directors and officers’ liability insurance.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected (unaudited) quarterly financial information for the three months ended March 31, 2009 is summarized as follows:

Three Months
Ended:
(in $000’s except per share amounts)	March 31, 2009
Revenue:
Global product sales, gross	$78,696
Less:
Chargebacks	22,638
Rebates	10,819
Returns	3,256
Other credits	2,862

Global product sales, net	39,121

Private label product sales	1,297
RX Partner	10,736
OTC Partner	1,858
Research Partner	2,611
Promotional Partner	3,284
Other	6

Total revenues	58,913

Gross profit	32,663

Net income	$2,219

Net income per share (basic)	$0.04

Net income per share (diluted)	$0.04

Weighted Average:
common shares outstanding:
Basic	59,711,133

Diluted	60,222,215

     Quarterly computations of (unaudited) net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)
Selected (unaudited) quarterly financial information for the three months ended March 31, 2008 is summarized as follows:

Three Months
Ended:
(in $000’s except per share amounts)	March 31, 2008
Revenues:
Global product sales, gross	$38,401
Less:
Chargebacks	9,233
Rebates	4,191
Returns	946
Other credits	1,052

Global product sales, net	22,979

Private label product sales	478
RX Partner	18,805
OTC Partner	4,409
Research Partner	—
Promotional Partner	3,252
Other	7

Total revenues	49,930

Gross profit	26,552

Net income	$460

Net income per share (basic)	$0.01

Net income per share (diluted)	$0.01

Weighted average common shares outstanding:
Basic	58,833,979

Diluted	61,126,768

     Quarterly computations of (unaudited) net income (loss) per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.
     Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position, results of operations and market value of our common stock, our ability to timely file periodic reports required by the Securities Exchange Act of 1934, as amended, our ability to maintain an effective system of internal control over financial reporting, our ability to sustain profitability and positive cash flows, our ability to maintain sufficient capital to fund our operations, any delays or unanticipated expenses in connection with the construction of our Taiwan facility, our ability to successfully develop and commercialize pharmaceutical products, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our reliance on key alliance agreements, the availability of raw materials, the regulatory environment, exposure to product liability claims, fluctuations in operating results and other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Overview
     We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of April 28, 2009, we manufactured and marketed 71generic pharmaceuticals, which represent dosage variations of 24 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of four different pharmaceutical compounds are marketed by our alliance agreement partners. We have 25 applications pending at the FDA, including three tentatively approved by FDA, and 42 other products in various stages of development for which applications have not yet been filed.
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
     We are also developing specialty generic pharmaceuticals we believe present one or more barriers to entry by competitors, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In the brand-name pharmaceuticals market, we are developing products for the treatment of central nervous system (“CNS”) disorders. Our brand-name product portfolio consists of development-stage projects to which we are applying our formulation and development expertise to develop differentiated, modified, or controlled-release versions of currently marketed (either in the U.S. or outside the U.S.) drug substances. We intend to expand our brand-name products portfolio primarily through internal development and also through licensing and acquisition.

     We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”).
     The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products through four sales channels: the “Global Products” sales channel, for generic pharmaceutical prescription (“Rx”) products we sell directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label, the “RX Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical over-the-counter (“OTC”) products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements.
     The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address CNS disorders. The Impax Division is also engaged in the co-promotion of products developed by unrelated third-party pharmaceutical entities through our direct sales force focused on marketing to physicians (referred to as “physician detailing sales calls”) in the CNS community.
     Our total revenues for the three months ended March 31, 2009 and 2008 were predominantly derived from our Global Division. See “Part I: Financial Information — Item 1: Financial Statements — Note 17 to the unaudited interim consolidated financial statements for financial information about our segments for the three months ended March 31, 2009 and 2008. We sell our products within the continental United States and the Commonwealth of Puerto Rico. We have no sales in foreign countries.
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
     Private Label Sales. We recognize revenue from direct sales in accordance with SAB 101, as revised by SAB 104. Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).
     Rx Partner and OTC Partner. Each of our alliance agreements involves multiple deliverables in the form of products, services or licenses over extended periods. EITF 00-21 supplemented SAB 104 for accounting for such multiple deliverable arrangements. With respect to our multiple deliverable arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under EITF 00-21. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 101 and SAB 104 are achieved for that deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement utilizing a modified proportional performance method. Under this method the amount recognized in the period of initial recognition is based upon the number of years that have elapsed under the agreement relative to the estimated life of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of estimated agreement years. The balance of the amount realized is recognized in equal amounts in each of the remaining years. Thus, for example, with respect to profit share or royalty payment reported by a strategic partner during the third year of an agreement with an estimated life of 18 years, 3 / 18 of the amount reported is recognized in the year reported and 1 / 18 of the amount is recognized during each of the remaining 15 years. A fuller description of our analysis under EITF 00-21 and the modified proportional performance method is set forth in Part I: Financial Information — Item 1: Financial Statements — Note 2 to Unaudited Interim Consolidated Financial Statements.

     Research Partner. We have entered into a Joint Development Agreement with another pharmaceutical company under which we are collaborating in the development of five dermatological products, including four generic products and one brand product. Under this agreement, we received an upfront fee with the potential to receive additional milestone payments upon completion of specified clinical and regulatory milestones. To the extent the products are commercialized, we are eligible for royalties and profit sharing based on sales of the one brand product. We recognize revenue from the upfront fee over a 48 month period on a straight-line basis. To the extent milestone payments are earned, they will be recognized as revenue on a straight-line basis over the remaining revenue recognition period. We estimate our expected period of performance to provide research and development services to be 48 months, beginning in December 2008 when we received the upfront payment and ending in November 2012.
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
     The global economy is currently undergoing a period of significant volatility, and the future economic environment may continue to be less favorable as compared to recent years. It is uncertain how long the U.S. economy recession will last. This has resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular. While generic pharmaceutical products present a cost-effective alternative to generally relatively higher-priced branded pharmaceutical products, our sales and those of our alliance agreement partners could nonetheless be negatively affected if patients forego obtaining healthcare. In addition, reduced consumer spending may force our competitors and us to decrease prices.
     In addition, we have exposure to many different industries and counterparties, including our partners under our alliance, research and promotional services agreements, suppliers of raw chemical and packaging materials, drug wholesalers and other customers who may be or become financially unstable in the current economic environment. Any such instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us.

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
     Although we believe our estimates and assumptions are reasonable when made, they are based upon information available to us at the time they are made. We periodically review the factors having an influence on our estimates and, if necessary, adjust such estimates. Although historically our estimates have generally been reasonably accurate, due to the risks and uncertainties involved in our business and evolving market conditions, and given the subjective element of the estimates made, actual results may differ from estimated results. This possibility may be greater than normal during times of pronounced market volatility or turmoil.
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
     The following table is a roll-forward of the activity in the chargeback reserve for the three months ended March 31, 2009 and the year ended December 31, 2008:

(in $000’s)	March 31,	December 31
Chargeback reserve	2009	2008
Beginning balance	$4,056	$2,977
Provision recorded during the period	22,638	50,144
Credits issued during the period	(21,072)	(49,065)

Ending balance	$5,622	$4,056

Provision as a percent of Global product sales, gross	29%	28%
     The increase in the provision for chargebacks, as a percent of Global product sales, gross was the result of increasing price competition for generic drugs sold through our Global Division’s Global Products sales channel. Reductions in the selling prices of our generic products sold through this channel frequently take the form of a larger chargeback credit issued to a wholesaler. As pricing competition increases, the difference between the contract prices we negotiate with indirect customers and the wholesaler prices will increase, thereby resulting in larger chargebacks.

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
     The following table is a roll-forward of the activity in the rebate reserve for the three months ended March 31, 2009 and the year December 31, 2008:

(in $000’s)	March 31,	December 31
Rebate reserve	2009	2008
Beginning balance	$4,800	$3,603
Provision recorded during the period	10,819	20,361
Credits issued during the period	(8,082)	(19,164)

Ending balance	$7,537	$4,800

Provision as a percent of Global product sales, gross	14%	11%
     The increase in the provision for rebates, as a percent of Global product sales, gross, was primarily due to higher sales of our fenofibrate products, the generic versions of Lofibra® capsules, a cholesterol-lowering drug, in the three months ended March 31, 2009. Sales of our fenofibrate products generally carry a higher rebate percentage, and had the effect of raising the average rebate provision, as a percent of Global product sales, gross, on an overall aggregate basis in the three months ended March 31, 2009.

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
     The following table is a roll-forward of the activity in the accrued product returns for the three months ended March 31, 2009 and the year ended December 31, 2008:

	March 31,	December 31
(in $000’s)	2009	2008
Beginning balance	$13,675	$14,261
Provision related to sales recorded in the period	3,256	5,719
Credits issued during the period	(702)	(6,305)

Ending balance	$16,229	$13,675

Provision as a percent of Global product sales, gross	4%	3%
     The change in the provision for returns, as a percent of Global product sales, gross, was de minimis period over period.

     Medicaid. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $ 734,000 and $ 584,000 as of March 31, 2009 and December 31, 2008, respectively. The Medicare Part D prescription drug benefit, which went into effect on January 1, 2006, had the effect of lowering our overall aggregate Medicaid payments. After the January 1, 2006 transition from Medicaid to Medicare Part D, Medicaid payments have been less than 0.5% of Global product sales, gross. Differences between our estimated and actual payments made have been de minimis.
     Shelf-Stock Adjustments. When, based on market conditions, we reduce the selling price of a product; we may choose to issue a shelf-stock adjustment credit to customers, the amount of which is typically derived from the level of a specific product held by the customer, who agrees to continue to purchase the product from us. Such a credit is referred to as a shelf-stock adjustment, which is the difference between the invoiced gross sales price and the revised lower gross sales price, multiplied by an estimate of the number of product units in the customer’s inventory. The primary factors we consider when estimating a reserve for a shelf-stock adjustment include the per unit credit amount and an estimate of the level of inventory held by the customer. The accrued reserve for shelf-stock adjustments totaled $ 375,000 and $ 572,000 as of March 31, 2009 and December 31, 2008, respectively. Differences between our estimated and actual credits issued for shelf stock adjustments have been de minimis.
     Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The allowance for doubtful accounts totaled $ 555,000 and $ 828,000 at March 31, 2009 and December 31, 2008, respectively.

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
     We estimate our expected period of performance to provide research and development services under the Joint Development Agreement with Medicis is 48 months starting in December 2008 (i.e. when the $40,000,000 upfront payment was received) and ending in November 2012 (i.e. upon FDA approval of the fifth and final submission). The FDA approval of the final submission under the Joint Development Agreement represents the end of our expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of FDA approval for the final submission under the Joint Development Agreement is different from our estimate, the revenue recognition period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Medicis Joint Development Agreement has occurred to date, if we were to conclude that significantly more time will be required to obtain FDA approval, then we would increase our estimate of the recognition period under the agreement, resulting in a lesser amount of revenue and related costs in current and future periods.
     We have changed our estimate of the life of the DAVA Agreement, resulting in the recognition of a substantially greater portion of the revenue thereunder in 2007 and 2008 than we would have recognized under our original estimate. When we entered into the DAVA Agreement in November 2005, we estimated its life at 10 years, which was the fixed term of the agreement, and began recognizing revenue thereunder over 10 years. In March 2007, in connection with the settlement of a patent infringement lawsuit against us, we agreed to stop manufacturing and selling the product covered by the DAVA Agreement in January 2008. While the settlement permits us to resume manufacture and sale of the product in 2013 or earlier under certain circumstances and the DAVA Agreement will remain effective through November 2015, we concluded that if any of the contingent events occur to permit us to resume sales of the product, the same events will result in such a highly competitive generic marketplace to make it unlikely we will find it economically favorable to devote manufacturing resources to the resumption of sales of our product. As a result, we concluded the economic life of the DAVA Agreement, and therefore our expected period of performance, ended in January 2008. Accordingly, on March 30, 2007, the effective date of the patent litigation settlement, we adjusted the period of revenue recognition and product manufacturing costs amortization under the DAVA Agreement from 10 years to 27 months (i.e. November 2005 through January 2008). As the terms of the patent litigation settlement did not exist and could not have been known when the life of the DAVA Agreement was originally estimated, the change in the recognition period was applied prospectively as an adjustment in the period of change.

     Third-Party Research and Development Agreements. We use vendors, including universities and independent research companies, to assist in our research and development activities. These vendors provide a range of research and development services to us, including clinical and bioequivalency studies. We generally sign agreements with these vendors which establish the terms of each study performed by them, including, among other things, the technical specifications of the study, the payment schedule, and timing of work to be performed. Payments are generally earned by third-party researchers either upon the achievement of a milestone, or on a pre-determined date, as specified in each study agreement. We account for third-party research and development expenses as they are incurred according to the terms and conditions of the respective agreement for each study performed, with an accrual provided for operating expense incurred but not yet billed to us at each balance sheet date. We monitor aggregate actual payments and compare them to the estimated provisions to assess the reasonableness of the accrued expense balance at each quarterly balance sheet date. Differences between our estimated and actual payments made have been de minimis.
     Share-Based Compensation. We recognize the fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Equity Incentive Plan vest over a four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.
     Income Taxes. We are subject to U.S. federal, state and local income taxes and Taiwan income taxes. We create a deferred tax asset when we have temporary differences between the results for GAAP financial reporting purposes and tax reporting purposes. During the three months ended March 31, 2009 and the year ended December 31, 2008, we recorded a valuation allowance related to the net operating losses generated by our wholly-owned subsidiary. We determined it was more likely than not that the results of future operations of the wholly-owned subsidiary will not generate sufficient taxable income to realize the deferred tax assets related to its net operating loss carryforward.
     Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government securities, treasury bills, corporate bonds, short-term commercial paper, and high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at March 31, 2009. Our debt instruments at March 31, 2009, are subject to fixed and variable interest rates and principal payments. While changes in market interest rates may affect the fair value of our fixed and variable rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial statements will not be material.
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

     Goodwill - In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under SFAS 142, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2008 and 2007, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
     The following table sets forth certain results of operations for the three months ended March 31, 2009 and 2008;

	Three Months Ended March 31,		Increase/
	2009	2008	(Decrease)
	(unaudited)	(unaudited)
(in $000’s)		(as adjusted)
Revenues:

Global product sales, net	$39,121	$22,979	$16,142	70%
Private Label product sales	1,297	478	819	171%
Rx Partner	10,736	18,805	(8,069)	(43%)
OTC Partner	1,858	4,409	(2,551)	(58%)
Research Partner	2,611	—	2,611	—
Promotional Partner	3,284	3,252	32	1%
Other	6	7	(1)	14%

Total revenues	58,913	49,930	8,983	18%

Cost of revenues	26,250	23,378	2,872	12%

Gross profit	32,663	26,552	6,111	23%

Operating expenses:
Research and development	16,056	13,339	2,717	20%
Patent litigation	1,017	1,701	(684)	(40%)
Selling, general and administrative	11,455	10,362	1,093	11%

Total operating expenses	28,528	25,402	3,126	12%

Income from operations	4,135	1,150	2,985	260%

Change in fair value of common stock purchase warrant	—	44	(44)	(100%)
Other income (expense), net	65	61	4	7%
Interest income	149	1,537	(1,388)	(90%)
Interest expense	(294)	(1,764)	1,470	83%

Income before income taxes	4,055	1,028	3,027	294%
Provision for income taxes	(1,836)	(568)	(1,268)	(223%)

Net income	$2,219	$460	$1,759	382%

Total Revenues
     Total revenues for the three months ended March 31, 2009, were $ 58.9 million, an increase of 18% over the same period in 2008. Global product sales, net, were $ 39.1 million, an increase of 70% primarily due to sales of our fenofibrate products, the generic versions of Lofibra® capsules and tablets, a cholesterol-lowering drug. Our increased sales of this product in 2009 resulted from a general increase in demand for generic versions of cholesterol-lowering drugs combined with the September 2008 cessation of U.S. sales of fenofibrate products by a principal competitor for such sales. Private label product sales were $ 1.3 million, an increase of 171% primarily due to sales of generic loratadine /pseudoephedrine as a result of a new supply agreement. Rx Partner revenues were $ 10.7 million, down 43%, primarily attributable to reduced sales of generic OxyContin® and our generic Wellbutrin® XL 300mg. While the reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition, the decrease in our sales of generic OxyContin® resulted from a litigation settlement agreement. In this regard, our generic OxyContin® product was one of only two generic versions of OxyContin® in the marketplace during the second and fourth quarters of 2007 and in January 2008, when we ceased further sales of this product. The period-over-period comparison of Rx Partner revenue was principally impacted by the absence in the three months ended March 31, 2009 of revenue recognized from sales of generic OxyContin® under the DAVA Agreement which ended in January 2008. During the three months ended March 31, 2009 and 2008, revenue recognized from the sale of generic OxyContin® under the DAVA Agreement was $ 0 and $ 6.3 million, respectively. The cessation of the sale of our generic version of OxyContin®, and no revenue in the three months ended March 31, 2009 as compared to the same period in 2008, materially affected the Rx Partner revenues for the three months ended March 31, 2009 (as discussed above), and the loss of this revenue may materially affect our Rx Partner revenue (and therefore our total revenue) and resulting gross profit in the future. OTC Partner revenues were $ 1.9 million, a decrease of 58%, primarily attributable to the expiration of our obligation to supply Schering-Plough with product on December 31, 2008. The loss of this revenue for the three months ended March 31, 2009, was only partially offset by revenue from Private Label product sales. Research Partner revenues were $ 2.6 million, and we had no such revenues during the same period in 2008, as the underlying agreement was entered into during the fourth quarter of 2008. Promotional Partner revenues were $ 3.3 million with nominal change from the same period in 2008.
     Cost of Revenues
     Cost of revenues was $ 26.3 million for the three months ended March 31, 2009, an increase of 12% primarily related to the higher sales of our generic fenofibrate.
     Gross Profit
     Gross profit for the three months ended March 31, 2009 was $ 32.7 million or approximately 55% of total revenues, as compared to 53% of total revenue in the prior period. Gross profit in our Global business was up $ 12.0 million primarily due to an increase in our generic fenofibrate product line margins of $ 14.8 million offset by the cessation of prior year period sales of our generic version of OxyContin® as well as lower manufacturing efficiencies, and an increase in inventory carrying-value reserves.
     Research and Development Expenses
     Total research and development expenses for the three months ended March 31, 2009 were $ 16.1 million, an increase of 20%. Generic project activity increased $ 1.4 million primarily due to increased spending on bioequivalence studies of $ 0.4 million, along with a $ 0.4 million increase in expenses related to active pharmaceutical ingredient used in research activities, and additional research personnel of $ 0.3 million. Expenses related to our brand-product pipeline increased $ 1.3 million including an increase of $ 0.5 million related to higher spending on additional research personnel, and increases of $ 0.6 million on clinical studies and $ 0.2 million on research supplies.
     Patent Litigation Expenses
     Patent litigation expenses for the three months ended March 31, 2009 and 2008 were $ 1.0 million and $ 1.7 million, respectively, a decrease of $ 0.7 million, principally resulting from lower overall expenses as a result of the settlement of three litigation matters which were active during the first quarter of 2008.
     Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the three months ended March 31, 2009 were $ 11.5 million, a 11% increase attributable principally to an increase in professional fees of $ 0.5 million related to the examination and review of our financial statements for the year ended December 31, 2008, as well as to support public-company reporting requirements, and a $ 0.7 million increase in salary and benefits related expenses primarily driven by the addition of several executive level personnel.
     Other income (expense), net
     Other income (expense), net was $ 0.1 million for the three months ended March 31, 2009 with nominal change from the same period in 2008.
     Interest Income
     Interest income in the first quarter of 2009 declined $ 1.4 million to $ 0.1 million, compared to the prior year period due to lower average cash and short-term investment balances in the three months ended March 31, 2009 resulting from the use of funds to repurchase at a discount a significant portion of our 3.5% Debentures in August and September of 2008 and the repayment-in-full of bank term loans in May 2008.

     Interest Expense
     Interest expense in the first quarter of 2009 declined $ 1.5 million to $ 0.3 million, compare to the prior year period due to reduced amounts of average debt outstanding as a result of the same repurchase of 3.5% Debentures and repayment-in-full of the bank term loans noted above.
     Income Taxes
     For the three months ended March 31, 2009, we recorded a tax provision of $ 1.6 million for federal and state income taxes, and an accrual for uncertain tax positions of $ 0.2 million. For the three months ended March 31, 2008, we recorded a tax provision of $ 0.6 million, which did not include an accrual for uncertain tax positions. The total amount of unrecognized tax benefits was $ 7.8 million as of March 31, 2009. The tax provision for the three months ended March 31, 2009 included the effect of the research and development tax credit, which was reinstated on October 3, 2008, for a two year period retroactive to January 1, 2008. The tax provision for the three months ended March 31, 2008 did not include the effect of the research and development tax credit. The effective tax rate of 45% for the three months ended March 31, 2009 was lower than the effective tax rate of 55% for the three months ended March 31, 2008, resulting principally from higher research and development credit related to increased levels of expenditures in both generic and brand research and development activities.
     Net Income
     Net income for the three months ended March 31, 2009 was $ 2.2 million, an increase of $ 1.8 million, or 382%, as compared to net income of $ 0.5 million for the three months ended March 31, 2008, resulting principally from higher net revenue, higher gross margin, lower interest expense, net, and a reduced overall effective tax rate, offset by higher research and development expenses as well as selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources
     We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our primary source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and services. We expect to incur significant operating expenses, including expanded research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development and patent litigation expenses will be approximately $ 64.0 million and $ 10.0 million, respectively, for the 12 months ending December 31, 2009. We also anticipate incurring capital expenditures of approximately $ 17.0 million during the 12 months ending December 31, 2009, of which $ 7.0 million relates to our plant capacity expansion in Taiwan, with the balance principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California and our packaging and distribution facilities in the Commonwealth of Pennsylvania. We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance agreements or the equity or debt capital markets to fund the planned capital expenditures, our research and development plans, and potential revenue shortfalls due to delays in new product introductions.
     Cash and Cash Equivalents
     At March 31, 2009, we had $ 38.0 million in cash and cash equivalents, a decrease of $ 31.2 million as compared to December 31, 2008. As more fully discussed below, the decrease in cash and cash equivalents during the three months ended March 31, 2009 was primarily driven by $ 18.1 million of cash used in operations, which included the payment of $ 3.4 million related to the settlement of the securities class action, and a $ 9.6 million increase in short-term investments.
     Cash Flows
     Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.
     Net cash used in operating activities for the three months ended March 31, 2009 was $ 18.1 million, an increase of $ 14.2 million from the prior year period.
     The period-over-period increase in net cash used in operating activities resulted principally from less revenue deferrals related to our alliance agreements, net of product manufacturing costs deferred, which decreased $ 36.5 million in the three months ended March 31, 2009 as compared to the same period ended March 31, 2008. The change period-over-period was composed of a decrease in revenue deferrals of $ 42.6 million, offset by a change in deferred product manufacturing costs of $ 6.1 million. The net decrease of deferrals related to our alliance agreements was principally due to the absence of sales of our generic OxyContin® to DAVA, and of our seasonal allergy products to Schering-Plough, in the three months ended March 31, 2009, as well as lower sales of our generic Wellbutrin XL® product, marketed under our strategic alliance agreement with Teva.
     The decrease in cash provided by revenue deferrals related to our alliance agreements was partially offset by a lower usage of cash in accounts receivable for the three months ended March 31, 2009 as compared to the same period in 2008. Cash used for accounts receivable was $ 18.5 million and $ 36.2 million for the three months ended March 31, 2009 and 2008, respectively. The increased level of accounts receivable at March 31, 2008 was the result of $ 35.5 million of profit share earned on sales of our generic OxyContin® by DAVA in January 2008, which was not paid by DAVA until April 2008.
     Other items contributing to the increase in net cash used in operating activities include a $ 3.2 million change in deferred income taxes resulting principally from a lower deferred tax benefit corresponding to the lower net deferrals related to our alliance agreements noted above and a $ 1.5 million increase in cash used to pay down accounts payable and accrued expenses; offset by a $ 1.7 million increase in inventory.

     Net cash used in investing activities for the three months ended March 31, 2009, amounted to $ 13.5 million, a decrease of $ 0.2 million as compared to the prior year period, with the change primarily due to lower investments in property, plant and equipment. Purchases of property, plant and equipment for the three months ended March 31, 2009 amounted to $ 3.9 million as compared to $ 4.2 million for the prior year period. The 2009 purchases of property, plant and equipment, included capital expenditures of approximately $ 0.7 million (of a total estimated investment of $ 25.0 million) for our new Taiwan manufacturing facility, which is expected to be completed during 2009. In addition, we expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business.
     Net cash provided by financing activities for the three months ended March 31, 2009 and 2008 was approximately $ 0.3 million and $ 0.1 million, respectively, principally the result of cash received from the exercise of employee stock options in both periods.

     Outstanding Debt Obligations
     Senior Lenders; Wachovia Bank
     We have a $ 35,000,000 revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a March 31, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms.
     The Credit Agreement had a three year term upon its initial execution in December 2005. In October 2008, we entered into a first amendment to the Credit Agreement in which Wachovia waived our failure to (i) timely deliver annual financial statements for the years ended December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007 and interim financial statements for each period ending on or after December 31, 2005, and (ii) comply with the fixed charge coverage ratio at June 30, 2006. In addition, we agreed to an increase in the unused line fee from 25 basis points per annum to 50 basis points per annum. On December 31, 2008, we entered into a second amendment to the Credit Agreement, which extended the termination date from December 31, 2008 to March 31, 2009. Effective March 31, 2009, we entered into a third amendment to the Credit Agreement, which, among other matters: (i) extended the termination date from March 31, 2009 to March 31, 2010; (ii) set the interest rate for the revolving credit facility at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions; (iii) limited capital expenditures to no more than $ 25.0 million for the period from January 1, 2009 to December 31, 2009, and for each calendar year thereafter; (iv) eliminated the servicing fee during any month in which no revolver loans were outstanding; and (v) required the fixed charge coverage ratio be tested only for certain fiscal periods during which our net cash position was less than $ 50.0 million. In connection with the execution of the third amendment, we were obligated to pay to Wachovia a commitment fee of $ 100,000. All other material terms of the Credit Agreement remained in full force and effect.
     The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. We were limited to capital expenditures of no more than $ 25.0 million for the period from January 1, 2007 to December 31, 2007 and $ 34.0 million for the period from January 1, 2008 to December 31, 2008. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information.
     At March 31, 2009, we were in compliance with the various financial and information reporting covenants contained in the Credit Agreement. There were no amounts outstanding under the revolving credit facility as of March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, we paid $ 40,000 and $ 21,000, respectively, for unused line fees to Wachovia.

     3.5% Debentures
     On June, 27, 2005, we issued $ 75.0 million principal amount of 3.5% Debentures to a qualified institutional buyer. The 3.5% Debentures are our senior subordinated, unsecured obligations that mature on June 15, 2012 and may not be redeemed by us prior to maturity. Holders also have the right to require us to repurchase all or any portion of the 3.5% Debentures on June 15, 2009. We used the net proceeds from the sale of the 3.5% Debentures together with existing cash to repay our $ 95.0 million 1.25% Convertible Senior Subordinated Debentures due 2024 (“1.25% Debentures”), which, together with accrued interest thereon, had become due and payable following our default under the terms of the indenture governing such 1.25% Debentures. Our default under the 1.25% Debentures resulted from our failure to file our 2004 Annual Report on Form 10-K, which constituted a breach of a covenant of the indenture governing the 1.25% Debentures.
     The 3.5% Debentures rank pari passu with our accounts payable and other liabilities and are subordinate to certain senior indebtedness, including our credit agreement with Wachovia. The indenture governing the 3.5% Debentures limits the aggregate amount of our indebtedness ranking senior to or pari passu with the 3.5% Debentures to the greater of (i) $ 50 million or (ii) as of any date, four times our EBITDA for the immediately preceding 12 month period for which public financial information is available. The 3.5% Debentures bear interest at the annual rate of 3.5%, payable on June 15 and December 15 of each year, beginning December 15, 2005.
     The 3.5% Debentures are convertible into shares of our common stock at an initial conversion price of $ 20.69 per share. The 3.5% Debentures are not convertible prior to June 15, 2011, however, unless certain contingencies occur, including the closing price of the common stock having exceeded 120% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter. Upon conversion, the value (the “conversion value”) of the cash and shares of common stock, if any, to be received by a holder converting $ 1,000 principal amount of the 3.5% Debentures will be determined by multiplying the applicable conversion rate by the 20-day average closing price of the common stock beginning on the second trading day immediately following the day on which the 3.5% Debentures are submitted for conversion. The conversion value will be payable as follows: (1) an amount in cash (the “principal return”) equal to the lesser of (a) the conversion value and (b) $ 1,000, and (2) to the extent the conversion value exceeds $ 1,000, a number of shares of common stock with a value equal to the difference between the conversion value and the principal return or a cash payment, at our option. In addition, if a holder elects to convert the 3.5% Debentures within a period of 30 trading days after the effective date of a fundamental change transaction — generally a transaction constituting a change of control of Impax, as defined by the Indenture — the holder will be entitled to receive a “make-whole” premium consisting of additional shares of common stock (or, if we so elect, the same consideration offered in connection with the fundamental change).
     Under a related registration rights agreement, we agreed to file a registration statement covering the 3.5% Debentures and shares of common stock issuable upon the conversion of such debentures. Because we did not meet the deadlines set forth in the registration rights agreement, we are required to pay liquidated damages, at an annual rate of 0.5% of the aggregate principal amount of the 3.5% debentures until the registration statement becomes effective. We incurred expense related to these liquidated damages of $ 16,000 and $ 94,000 for the three months ended March 31, 2009 and 2008, respectively.
     In August and September 2008, at the request of the holders, we repurchased at a discount, an aggregate face value of $ 62.25 million principal amount of the 3.5% Debentures, paying $ 60.3 million including $ 433,000 of accrued interest. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of our short-term investments. The remaining $ 12.75 million principal amount of the 3.5% Debentures are subject to repurchase by us at 100% of the face value on June 15, 2009 at the option of the holders.

     Solvay Promissory Note
     In June, 2006, we issued a subordinated promissory note in the amount of $ 11.0 million related to the settlement of litigation brought by Solvay Pharmaceuticals, Inc. (“Solvay”), bearing interest at 6.0% per annum, with 24 quarterly principal and interest installment payments of $ 549,165 commencing March 2007 through December 2012. The Solvay promissory note becomes immediately due and payable upon the occurrence of a default in any payment due, a change in control of us, voluntary or involuntary bankruptcy proceeding by or against us and failure to maintain working capital less than 150% of the remaining unpaid balance of the promissory note. As of March 31, 2009, none of the four events noted above occurred.

Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The effective date of SFAS 157, with respect to non-financial assets and liabilities, was deferred by FASB Staff Position FAS 157-2 and is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FSP FAS 157-3 which clarified the application of SFAS 157 in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.
     In November 2007, the EITF reached a final consensus on EITF Issue No. 07-1 “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Adoption is on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. Upon becoming effective, EITF 07-1 did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. SFAS 141(R) is effective beginning January 1, 2009 and will apply prospectively to business combinations completed on or after this date. The effect of SFAS 141(R) on our consolidated financial statements will be dependent on the nature and terms of any business combinations to occur after the effective date.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 clarifies a non-controlling (minority) interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements, and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. We adopted the provisions of SFAS 160 on January 1, 2009; the adoption of SFAS 160 did not have a significant impact on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Upon becoming effective, FAS 142-3 did not have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of FSP APB 14-1 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the FSP APB 14-1 pronouncement’s effective date. The application of FSP APB 14-1 to our $ 75 million, 3.5% convertible senior subordinated debentures (3.5% Debentures) required the retrospective restatement of all reporting periods beginning January 01, 2007. For additional details of the adoption of FSP APB 14-1, see “Part I: Financial Information — Item 1. Financial Statements — Note 1 and Note 11 to Unaudited Interim Consolidated Financial Statements.”

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon becoming effective FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We are currently evaluating the impact of FSP FAS 157-4 on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP requires publicly traded companies to disclose information about fair value of financial instruments in interim financial statements, as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the factors to be considered in determining if a decline in the fair value of a debt security is not temporary. Generally, if the fair value of a debt security is less than its amortized cost, and it is more likely than not the debt security will be sold, then an other-than-temporary impairment shall be considered to have occurred. An other-than-temporary impairment is recognized equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on our consolidated financial statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There were no material changes to the quantitative and qualitative disclosures about market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4T. CONTROLS AND PROCEDURES
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
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2009.
Changes in Internal Control over Financial Reporting
     During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Patent Infringement Litigation
     Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
     In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement by the filing of our ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. We have filed an answer and counterclaim. Discovery is in the early stages, and trial is scheduled to begin on September 27, 2010.
     Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)
     In November 2008, Eli Lilly and Company filed suit against us in the U.S. District Court for the Southern District of Indiana, alleging patent infringement by the filing of our ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. In February 2009 the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Lily against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in this case were stayed.
     Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)
     In March 2009, Genzyme Corporation filed suit against us in the U.S. District Court for the District of Maryland, alleging patent infringement by the filing of our ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®.
     Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
     In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against us in the U.S. District Court for the District of New Jersey, alleging patent infringement by the filing of our ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. In March 2009, Warner Chilcott filed a second suit against us in the same court, alleging patent infringement by the filing of our ANDA for the 150 mg strength of this product. Discovery is in the early stages, and no trial date has been set.
     Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate)
     In April 2009, Genzyme Corporation filed suit against us in the U.S. District Court for the District of Maryland, alleging patent infringement by the filing of our ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®.

     Other Litigation Related to Our Business
     Freeberg v. Impax Laboratories, Inc., et al. (Freeberg)
     In January 2009, an employment law action was filed against us by former employee Vanna Freeberg in the Superior Court of the State of California for the County of Alameda. The complaint alleges eight causes of action: violation of California Family Rights Act and California Government Code Section 12945.2, disability or perceived disability discrimination in violation of California Government Code Section 12940, violation of Civil Code Section 46(3), failure to compensate for hours worked under California Industrial Welfare Commission Orders and California Labor Code Section 1182.11, retaliation in violation of California public policy, age discrimination in violation of Government Code Section 12940, retaliation in violation of California Government Code 12940, and age discrimination in violation of California public policy. The plaintiff seeks general and non-economic damages, special and punitive damages, prejudgment interest, attorneys fees and costs of suit, and compensation for all hours worked but not paid for. We believe these claims are without merit and intend to defend against them vigorously.
     Securities Litigation
     We, our Chief Executive Officer and several former officers and directors were defendants in a consolidated class action filed in the United States District Court for the Northern District of California on behalf of all purchasers of our common stock between May 5 and November 3, 2004. Plaintiffs sought unspecified damages and alleged that we and the individual defendants, in violation of the antifraud provisions of the federal securities laws, had artificially inflated the market price of our common stock during that period by filing false financial statements for the first and second quarters of 2004, based upon the subsequent restatement of our results for those periods. On January 28, 2009, the parties entered into an agreement settling the case. Under the terms of the settlement, plaintiffs agreed to dismissal of the actions with prejudice, and defendants, without admitting the allegations or any liability, agreed to pay the plaintiff class $ 9,000,000, of which we paid approximately $ 3,400,000 and the balance was funded by directors and officers liability insurance.

ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended March 31, 2009, we sold an aggregate of 413,654 shares of our common stock to three persons pursuant to the exercise of stock options. With respect to the foregoing, we relied upon the exemption provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.

ITEM 5. OTHER INFORMATION
     Not Applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009. (1)

4.1	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent. (1)

10.1	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association.

10.2	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.* (2)

10.3	2008 Cash Incentive Awards for Executive Officers.* (3)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2009	Impax Laboratories, Inc.

	By:	/s/ Larry Hsu, Ph.D.
		Name:	Larry Hsu, Ph.D.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Arthur A. Koch, Jr.
		Name:	Arthur A. Koch Jr.
		Title:	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009. (1)

4.1	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent. (1)

10.1	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association.

10.2	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.* (2)

10.3	2008 Cash Incentive Awards for Executive Officers.* (3)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009.