Form 10-Q
period 2009-06-30
IMPAX LABORATORIES INC
filed 2009-08-05
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34263
Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544

(Address of principal executive offices)	(Zip Code)
(510)-476-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, there were 61,511,364 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

Impax Laboratories, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$42,198	$69,275
Short-term investments	61,072	50,710
Accounts receivable, net	53,530	43,306
Inventory, net	33,008	32,305
Current portion of deferred product manufacturing costs-alliance agreements	14,474	13,578
Current portion of deferred income taxes	25,943	17,900
Prepaid expenses and other current assets	3,059	9,298

Total current assets	233,284	236,372

Property, plant and equipment, net	95,844	95,629
Deferred product manufacturing costs-alliance agreements	94,321	93,144
Deferred income taxes, net	51,480	52,551
Other assets	13,502	9,017
Goodwill	27,574	27,574

Total assets	$516,005	$514,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$1,887	$14,416
Accounts payable	14,180	12,797
Accrued expenses	44,503	41,360
Current portion of deferred revenue-alliance agreements	37,966	35,015
Current portion of accrued exclusivity period fee payments due	—	6,000

Total current liabilities	98,536	109,588

Long-term debt	5,065	5,990
Deferred revenue-alliance agreements	225,959	225,804
Other liabilities	15,180	13,255

Total liabilities	$344,740	$354,637

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at June 30, 2009 and December 31, 2008	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 61,727,109 and 60,135,686 shares issued at June 30, 2009 and December 31, 2008, respectively	617	602
Additional paid-in capital	217,492	211,128
Treasury stock-acquired as a result of achievement of milestone under the Teva Agreement, 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive loss	(966)	(995)
Accumulated deficit	(44,001)	(49,233)

	170,985	159,345
Noncontrolling interest	280	305

Total stockholders’ equity	171,265	159,650

Total liabilities and stockholders’ equity	$516,005	$514,287

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(as adjusted)		(as adjusted)
Revenues:
Global product sales, net	$37,387	$25,986	$76,508	$48,965
Private Label product sales	2,220	639	3,517	1,117
Rx Partner	11,119	43,870	21,855	62,675
OTC Partner	1,628	4,932	3,486	9,341
Research Partner	2,833	—	5,444	—
Promotional Partner	3,224	3,238	6,508	6,490
Other	5	7	11	14

Total revenues	58,416	78,672	117,329	128,602

Cost of revenues	27,284	20,704	53,534	44,082

Gross profit	31,132	57,968	63,795	84,520

Operating expenses:
Research and development	15,712	13,779	31,502	27,086
Patent litigation	1,394	1,250	2,411	2,951
Selling, general and administrative	10,039	12,112	21,760	22,505

Total operating expenses	27,145	27,141	55,673	52,542

Income from operations	3,987	30,827	8,122	31,978

Change in fair value of common stock purchase warrant	—	15	—	59
Other income (expense), net	18	(20)	83	40
Interest income	307	1,022	456	2,559
Interest expense	(256)	(1,712)	(550)	(3,477)

Income before income taxes	4,056	30,132	8,111	31,159
Provision for income taxes	1,043	13,044	2,879	13,611

Net income	$3,013	$17,088	$5,232	$17,548

Net Income per share:
Basic	$0.05	$0.29	$0.09	$0.30

Diluted	$0.05	$0.28	$0.09	$0.29

Weighted average common shares outstanding:
Basic	60,112,308	58,978,703	59,912,829	58,906,341

Diluted	60,552,344	60,584,709	60,384,179	60,870,589

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
		(as adjusted)
Cash flows from operating activities:
Net income	$5,232	$17,548
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation	5,192	4,441
Amortization of 3.5% Debentures discount and deferred financing costs	301	1,486
Amortization of Wachovia Credit Agreement deferred financing costs	25	234
Bad debt expense	45	125
Deferred income taxes (benefit)	(6,972)	6,818
Provision for uncertain tax positions	463	—
Deferred revenue — Rx Partners	27,697	70,386
Deferred product manufacturing costs — Rx Partners	(14,755)	(17,608)
Deferred revenue recognized — Rx Partners	(21,855)	(62,675)
Amortization deferred product manufacturing costs — Rx Partners	10,765	12,139
Deferred revenue — OTC Partners	1,194	10,878
Deferred product manufacturing costs — OTC Partners	(1,202)	(10,860)
Deferred revenue recognized — OTC Partners	(3,486)	(9,341)
Amortization deferred product manufacturing costs — OTC Partners	3,119	8,938
Deferred revenue — Research Partners	5,000	—
Deferred revenue recognized — Research Partners	(5,444)	—
Payments on exclusivity period fee	(6,000)	(6,000)
Payments on accrued litigation settlements	(1,098)	(1,098)
Share-based compensation expense	3,193	3,080
Accretion of interest income on short-term investments	(277)	(1,749)
Change in fair value of stock purchase warrants	—	(59)
Changes in assets and liabilities:
Accounts receivable	(10,269)	7,365
Inventory	(703)	(1,866)
Prepaid expenses and other assets	1,899	(581)
Accounts payable and accrued expenses	4,440	(5,218)
Other liabilities	1,437	1,039

Net cash (used in) provided by operating activities	$(2,059)	$27,422

Cash flows from investing activities:
Purchase of short-term investments	(41,772)	(162,693)
Maturities of short-term investments	31,687	165,418
Purchases of property, plant and equipment	(5,367)	(12,776)

Net cash used in investing activities	$(15,452)	$(10,051)

Cash flows from financing activities:
Repayment of long-term debt	(12,823)	(5,244)
Proceeds from exercise of stock options and purchases under the ESPP	3,257	155

Net cash used in financing activities	$(9,566)	$(5,089)

Net (decrease) increase in cash and cash equivalents	$(27,077)	$12,282
Cash and cash equivalents, beginning of period	$69,275	$37,462

Cash and cash equivalents, end of period	$42,198	$49,744

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended June 30,
(in $000s)	2009	2008
Cash paid for interest	$511	$1,973

Cash paid for income taxes	$97	$4,626

Unpaid vendor invoices of approximately $1,467,000 and $5,296,000 which were accrued as of June 30, 2009 and 2008, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
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
While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. In preparing these unaudited interim consolidated financial statements, the Company has evaluated subsequent events occurring through August 5, 2009; the date on which the Company filed this Quarterly Report on Form 10Q with the SEC for the quarter ended June 30, 2009.
The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.
The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 58.68% majority ownership interest at June 30, 2009. All significant intercompany accounts and transactions have been eliminated.
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
As a result of the adoption of FSP APB 14-1, accumulated deficit as of January 1, 2008 increased $4,931,000 to $65,220,000. The following table shows the effect of FSP APB 14-1 on net income and net income per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
(in $000’s except per share amounts)	2009	2008	2009	2008

Additional interest expense	$117	$787	$253	$1,558
Provision (benefit) for income taxes	(41)	(278)	(89)	(550)
Decrease in net income	$(76)	$(509)	$(164)	$(1,008)

Decrease in Net income per share:
Basic	$—	$(0.01)	$—	$(0.02)
Diluted	$—	$(0.01)	$—	$(0.02)
As of December 31, 2008, additional paid-in capital increased $7,591,000 to $ 211,128,000, and deferred income taxes, net decreased $144,000 to $70,451,000 as a result of the adoption of FSP APB 14-1. The Long-Term Debt footnote contains additional information about the adoption of FSP APB 14-1.

1. BASIS OF PRESENTATION (continued)
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation awards issued to employees, and estimates used in applying the Company’s revenue recognition policy including those related to sales rebates, chargebacks, shelf stock adjustments, Medicare and Medicaid rebate programs, sales returns and recognition periods related to alliance agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Under EITF 00-21, if the fair value of any undelivered element cannot be objectively or reliably determined, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognizable generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a proportional performance method.
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
Private Label product sales:
The “Private Label product sales” line item of the statement of operations includes revenue recognized related to shipments of generic pharmaceutical products to customers who sell the product to third parties under their own label (i.e. these products are not sold under the Company’s label). Sales revenue is recognized at the time title and risk of loss passes to the customer — generally when product is received by the customer. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under EITF 00-21.

2. REVENUE RECOGNITION (continued)
Rx Partner and OTC Partner:
The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under alliance agreements between the Company and other pharmaceutical companies. The Company has entered into these alliance agreements to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform.
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

3. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. With respect to financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The effective date of SFAS 157, with respect to non-financial assets and liabilities, was deferred by FASB Staff Position FAS 157-2 and is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FSP FAS 157-3 which clarified the application of SFAS 157 in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The adoption of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements.
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

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of FSP APB 14-1 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the effective date. The application of FSP APB 14-1 to the Company’s $75 million, 3.5% convertible senior subordinated debentures (3.5% Debentures) required the retrospective restatement of all reporting periods beginning January 01, 2007. The Basis of Presentation and Long-Term Debt footnotes contain additional details about the adoption of FSP APB 14-1.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon becoming effective, FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Upon becoming effective, FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP requires publicly traded companies to disclose information about fair value of financial instruments in interim financial statements, as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the factors to be considered in determining if a decline in the fair value of a debt security is not temporary. Generally, if the fair value of a debt security is less than its amortized cost, and it is more likely than not the debt security will be sold, then an other-than-temporary impairment shall be considered to have occurred. An other-than-temporary impairment is recognized equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before the financial statements are issued. Additionally, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether such date represents the date the financial statements were issued, or were available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative U.S. generally accepted accounting principles, along with rules and interpretive releases by the SEC, under authority of federal securities laws, which are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

4. INVESTMENTS
Investments consist of commercial paper, corporate bonds, and medium-term notes, government agency obligations and certificates of deposit. The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities are accounted for as ‘held-to-maturity’ and are recorded at amortized cost, which approximates fair value, based upon observable market values. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon maturity the Company uses a specific identification method.
A summary of Short-term investments as of June 30, 2009 and December 31, 2008 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
June 30, 2009	Cost	Gains	Losses	Value
Commercial paper	$—	$—	$—	$—
Government agency obligations	57,785	143	—	57,928
Corporate bonds	3,020	—	(1)	3,019
Asset-backed securities	32	—	—	32
Certificates of deposit	235	—	—	235

Total short-term investments	$61,072	$143	$(1)	$61,214

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Commercial paper	$6,194	$—	$—	$6,194
Government agency obligations	35,948	52	(6)	35,994
Corporate bonds	7,856	—	(54)	7,802
Asset-backed securities	481	—	(31)	450
Certificates of deposit	231	—	—	231

Total short-term investments	$50,710	$52	$(91)	$50,671

5. ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows:

	June 30,	December 31,
(in $000’s)	2009	2008
Gross accounts receivable	$70,958	$54,591
Less: Rebate reserve	(8,433)	(4,800)
Less: Chargeback reserve	(6,391)	(4,056)
Less: Other deductions	(2,604)	(2,429)

Accounts receivable, net	$53,530	$43,306

A roll forward of the chargeback and rebate reserves activity for the six months ended June 30, 2009 and the year ended December 31, 2008 is as follows:

(in $000’s)	June 30,	December 31
Rebate reserve	2009	2008

Beginning balance	$4,800	$3,603
Provision recorded during the period	24,244	20,361
Credits issued during the period	(20,611)	(19,164)

Ending balance	$8,433	$4,800

(in $000’s)	June 30,	December 31
Chargeback reserve	2009	2008

Beginning balance	$4,056	$2,977
Provision recorded during the period	47,482	50,144
Credits issued during the period	(45,147)	(49,065)

Ending balance	$6,391	$4,056

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $344,000 and $828,000 at June 30, 2009 and December 31, 2008, respectively.

6. INVENTORY
Inventory, net at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
(in $000’s)	2009	2008
Raw materials	$21,011	$16,940
Work in process	1,870	1,397
Finished goods	12,824	16,504

Total inventory, net	$35,705	$34,841

Less: Non-current inventory, net	(2,697)	(2,536)

Total inventory-current, net	$33,008	$32,305

The Company recorded inventory reserves of $5,201,000 and $4,405,000 at June 30, 2009 and December 31, 2008, respectively.
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
When the Company concludes Food and Drug Administration (“FDA”) approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and /or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity, FDA approval is expected in the near term, and /or the litigation will be resolved in the Company’s favor.
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory, less reserves, was approximately $2,015,000 and $1,368,000 at June 30, 2009 and December 31, 2008, respectively.
The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing / specifications than used for unapproved inventory, and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the historical product costs, then the pre-launch inventory value is reduced to such lower market prices. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the pre-launch products have inventory costs lower than their related net selling prices.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
(in $000’s)	2009	2008
Land	$2,270	$2,270
Buildings and improvements	57,991	55,310
Equipment	52,944	49,983
Office furniture and equipment	6,778	6,733
Construction-in-progress	20,347	21,019

Property, plant and equipment, gross	$140,330	$135,315

Less: Accumulated depreciation	(44,486)	(39,686)

Property, plant and equipment, net	$95,844	$95,629

Depreciation expense was $2,648,000 and $2,267,000 for the three months ended June 30, 2009 and 2008, respectively, and $5,192,000 and $4,441,000 for the six months ended June 30, 2009 and 2008, respectively.

8. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses:

	June 30,	December 31,
(in $000’s)	2009	2008
Payroll-related expenses	$12,572	$15,147
Product returns	18,222	13,675
Shelf stock price protection	408	572
Medicaid rebates	559	584
Royalty expense	402	259
Physician detailing sales force fees	1,830	2,279
Legal and professional fees	4,102	2,087
Litigation settlements	808	4,526
Other	5,600	2,231

Total accrued expenses	$44,503	$41,360

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
The Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, the Rx Partner and the OTC Partners alliance agreements generally are not subject to returns. A roll forward of the return reserve activity for the six months ended June 30, 2009 and the year ended December 31, 2008 is as follows:

	June 30,	December 31,
(in $000’s)	2009	2008
Beginning balance	$13,675	$14,261
Provision related to sales recorded in the period	6,356	5,719
Credits issued during the period	(1,809)	(6,305)

Ending balance	$18,222	$13,675

9. INCOME TAXES
The Company calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, the Company makes an estimate of the annual expected effective tax rate and applies the estimated effective rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction, and state research and development credits, among others. During the year ended December 31, 2008, we recorded a valuation allowance related to the net operating losses generated by our wholly-owned subsidiary, Impax Laboratories (Taiwan), Inc. In the six months ended June 30, 2009, we reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. Based upon the changes in Taiwan tax law, we determined it was more likely than not the results of future operations of the wholly-owned subsidiary will generate sufficient taxable income to realize the deferred tax assets related to its net operating loss carry forward.
For the six months ended June 30, 2009 and 2008, the Company recorded a tax provision of $ 2,879,000 and $13,611,000, respectively, for federal and state income taxes, which includes an accrual for uncertain tax positions of $463,000 and $0, respectively. The total amount of unrecognized tax benefits was $8,190,000 at June 30, 2009.

10. REVOLVING LINE OF CREDIT
The Company has a $35,000,000 revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a March 31, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of June 30, 2009 and December 31, 2008, respectively.
The Credit Agreement had a three year term upon its initial execution in December 2005. In October 2008, the Company entered into a first amendment to the Credit Agreement in which Wachovia Bank waived the Company’s failure to (i) timely deliver annual financial statements for the years ended December 31, 2004 to December 31, 2007 and interim financial statements for each period ending on or after December 31, 2005, and (ii) comply with the fixed charge coverage ratio at June 30, 2006. In addition, the Company agreed to an increase in the unused line fee from 25 basis points per annum to 50 basis points per annum. On December 31, 2008, the Company entered into a second amendment to the Credit Agreement, which extended the termination date from December 31, 2008 to March 31, 2009. Effective March 31, 2009, the Company entered into a third amendment to the Credit Agreement, which, among other matters: (i) extended the termination date from March 31, 2009 to March 31, 2010; (ii) set the interest rate for the revolving credit facility at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions; (iii) limited capital expenditures to no more than $ 25.0 million for the period from January 1, 2009 to December 31, 2009, and for each calendar year thereafter; (iv) eliminated the servicing fee during any month in which no revolver loans were outstanding; and (v) required the fixed charge coverage ratio be tested only for certain fiscal periods during which the Company’s net cash position was less than $50.0 million. In connection with the execution of the third amendment, the Company paid Wachovia Bank a commitment fee of $100,000. All other material terms of the Credit Agreement remained in full force and effect. During the six months ended June 30, 2009 and 2008, the Company paid to Wachovia Bank unused line fees of $83,000 and $43,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. The Company was limited to capital expenditures of no more than $25.0 million for the period from January 1, 2007 to December 31, 2007 and $34.0 million for the period from January 1, 2008 to December 31, 2008. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At June 30, 2009, the Company was in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

11. LONG-TERM DEBT
3.5% Convertible Senior Subordinated Debentures
On June 27, 2005, the Company sold $75,000,000 of 3.5% convertible senior subordinated debentures due 2012 (“3.5% Debentures”) to a qualified institutional buyer. The net proceeds from the sale of the 3.5% Debentures, together with additional funds, were used to repay the Company’s $ 95,000,000 in aggregate principal amount of its 1.25% convertible senior subordinated debentures due 2024.
Each 3.5% Debenture was issued at a price of $1,000 and was convertible into Company common stock at an initial conversion price of $20.69 per share. The 3.5% Debentures were senior subordinated, unsecured obligations of the Company and ranked pari passu with the Company’s accounts payable and other liabilities, and were subordinate to certain senior indebtedness, including the Company’s credit agreement with Wachovia Bank. The 3.5% Debentures bore interest at the rate of 3.5% per annum. Interest on the 3.5% Debentures was payable on June 15 and December 15 of each year, beginning December 15, 2005.
While the 3.5% Debentures had a contractual maturity date of June 15, 2012 and could not be redeemed by the Company prior to maturity, holders of the 3.5% Debentures had the right to require the Company to repurchase all or any part of their 3.5% Debentures on June 15, 2009 at a repurchase price equal to 100% of the principal amount of the 3.5% Debentures, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the repurchase date.
In August and September 2008, the Company repurchased at a discount an aggregate of $ 62,250,000 face value principal amount of the 3.5% Debentures at the request of the holders. The Company paid $59,916,000, plus $433,000 of accrued interest expense. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of the Company’s short-term investments.
On June 15, 2009, at the request of the holders, the Company repurchased the remaining $ 12,750,000 principal amount of the 3.5% Debentures at 100% of face value plus accrued interest. Accordingly, as all of the 3.5% Debentures had been repurchased by the Company, there was no amount outstanding as of June 30, 2009.

11. LONG-TERM DEBT (continued)
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
The Company estimated the fair value of the 3.5% Debentures, excluding the conversion option, to be $63,487,000 on June 27, 2005, the date the 3.5% Debentures were sold, using a credit rating analysis. The difference of $11,513,000 between the $75,000,000 face value of the 3.5% Debentures and the estimated fair value is the value of the conversion option, which resulted in a debt discount reduction to the net carrying value of the debt and the establishment of the value of the conversion option as a component of stockholders’ equity. Aggregate transaction costs of $2,238,000 were incurred by the Company in relation to the issuance of the 3.5% Debentures, of which $344,000 was allocated to the conversion option. The carrying value of the conversion option, including the allocated issuance costs, was $11,170,000 at June 30, 2009 and December 31, 2008.
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

11. LONG-TERM DEBT (continued)
The Company amortized the $11,513,000 discount on the 3.5% Debentures over the expected life of 48 months using the effective interest method; accordingly, the discount was fully amortized as of June 30, 2009. The following table summarizes the amount of interest cost recognized for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
(in $000’s)	2009	2008	2009	2008
Contractual interest	$74	$750	$202	$1,500
Discount amortization	111	751	241	1,486
Deferred financing cost amortization	41	116	61	232

Total interest cost	$226	$1,617	$504	$3,218

Effective interest rate on 3.5% Debentures	8.5%	8.6%	8.6%	8.6%

The following table summarizes the net carrying value of the Company’s long-term debt:

	June 30,	December 31,
(in $000’s)	2009	2008
3.5% Debentures face value	$—	$12,750
Unamortized discount	—	(241)

3.5% Debentures net carrying amount	—	12,509

Subordinated promissory note — (1)	6,889	7,760
Vendor financing agreement (2)	63	137

Total Debt	$6,952	$20,406
Less: Current portion	(1,887)	(14,416)

Long-term portion	$5,065	$5,990

(1)	Subordinated promissory note in the amount of $11.0 million related to the June 2006 settlement of litigation brought by Solvay Pharmaceuticals, Inc. (“Solvay”). The subordinated promissory note interest rate is 6.0% per annum, and requires the Company to pay 24 quarterly installments of $549,165, commencing in March 2007 through December 2012. Additionally, the subordinated promissory note becomes immediately due and payable upon the occurrence of a default in any payment due, a change in control of the Company, voluntary or involuntary bankruptcy proceeding by or against the Company, and working capital less than 150% of the remaining unpaid balance of the subordinated promissory note. At June 30, 2009, none of these events has occurred to-date.

(2)	Vendor financing agreement at 3.10% payable in two monthly installments of $0 and 34 monthly installments of $12,871 commencing December 2006 through November 2009.

12. ALLIANCE AGREEMENTS
Strategic Alliance Agreement with Teva
The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	Six Months	Inception
	Ended	Through
(in $000’s)	June 30,	Dec 31,
Deferred revenue	2009	2008
Beginning balance	$200,608	$—
Additions:
Cost-sharing	350	5,953
Product-related deferrals	27,297	376,071

Sub-total	27,647	382,024
Exclusivity charges	—	(50,600)
Forgiveness of advance deposit	—	6,000
Forgiveness of interest	—	4,370
Stock repurchase	—	2,157

Total additions	$27,647	$343,951

Less: amounts recognized:
Forgiveness of advance deposit	$(166)	$(2,499)
Forgiveness of interest	(122)	(1,823)
Stock repurchase	(60)	(899)
Cost-sharing	(321)	(2,481)
Product-related revenue	(21,175)	(135,641)

Total amount recognized	(21,844)	(143,343)

Total deferred revenue	$206,411	$200,608

	Six Months	Inception
	Ended	Through
(in $000’s)	June 30,	Dec 31,
Deferred product manufacturing costs	2009	2008
Beginning balance	$88,361	$—
Additions	14,755	151,476
Less amounts amortized	(10,765)	(63,115)

Total deferred product manufacturing costs	$92,351	$88,361

12. ALLIANCE AGREEMENTS (continued)
OTC Partners Alliance Agreements
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	Six Months	Inception
	Ended	Through Inception
(in $000’s)	June 30,	Dec 31,
Deferred revenue	2009	2008
Beginning balance	$21,044	$—
Additions:
Upfront fees and milestone payments	—	8,436
Cost-sharing and other	—	1,642
Product-related deferrals	1,194	81,866

Total additions	$1,194	$91,944

Less: amount recognized:
Upfront fees and milestone payments	(138)	(7,469)
Cost-sharing and other	(56)	(1,438)
Product-related revenue	(3,292)	(61,993)

Total amount recognized	(3,486)	(70,900)

Total deferred revenue	$18,752	$21,044

	Six Months	Inception
	Ended	Through
(in $000’s)	June 30,	Dec 31,
Deferred product manufacturing costs	2009	2008
Beginning balance	$18,361	$—
Additions:	1,202	75,941
Less: amount amortized:	(3,119)	(57,580)

Total deferred product manufacturing costs	$16,444	$18,361

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

Inception
(in $000’s)	Through
Deferred revenue	April 2008
Beginning balance	$—
Additions:
Upfront fees and milestone payments	10,000
Product-related deferrals	152,447

Total additions	$162,447

Less: amounts recognized:
Upfront fees and milestone payments	(10,000)
Product-related revenue	(152,447)

Total amount recognized	(162,447)

Total deferred revenue	$—

Inception
(in $000’s)	Through
Deferred product manufacturing costs	April 2008
Beginning balance	$—
Additions:	29,044
Less: amount amortized:	(29,044)

Total deferred product manufacturing costs	$—

12. ALLIANCE AGREEMENTS (continued)
Joint Development Agreement with Medicis Pharmaceutical Corporation
The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatological products. The Company received a $40,000,000 upfront payment, paid by Medicis in December 2008. The Company also received a $5,000,000 milestone payment, paid by Medicis in March 2009, and has the potential to receive up to $ 18,000,000 of contingent additional payments upon achievement of certain specified clinical and regulatory milestones.
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the Joint Development Agreement with Medicis:

	Six Months	Inception
	Ended	Through
(in $000’s)	June 30,	Dec 31,
Deferred revenue	2009	2008
Beginning balance	$39,167	$—
Additions:
Upfront fees and milestone payments	5,000	40,000
Product-related deferrals	—	—

Total additions	$5,000	$40,000

Less: amounts recognized:
Upfront fees and milestone payments	(5,444)	(833)
Product-related revenue	—	—

Total amount recognized	(5,444)	(833)

Total deferred revenue	$38,723	$39,167

12. ALLIANCE AGREEMENTS (continued)
Shire Laboratories Promotional Services Agreement
In January 2006, the Company entered into a Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Shire Agreement”), under which the Company was engaged to perform physician detailing sales calls in support of Shire’s Carbatrol product. The Company was obligated to perform the detailing sales calls for a period of three years which began on July 1, 2006 and ended on June 30, 2009. The Shire Agreement required Shire to pay the Company a sales force fee of up to $200,000 annually for each of as many as 66 sales force members, a “gain share fee” for each prescription filled in excess of a stated minimum during each quarter, and, if filled prescriptions exceed a specified target during the first six months of 2009, a $5,000,000 bonus. In addition, if the Company failed to perform a minimum number of sales calls during any quarter and failed to make up the shortfall by the end of the following quarter, Shire had the right to a refund of a fixed amount per remaining shortfall.
The Company recognized the sales force service fees as the related services were performed and the performance obligations were met. The Company recognized $6,508,000 and $6,490,000 in sales force fee revenue for the six months ended June 30, 2009 and 2008, respectively, under the Shire Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the statement of operations. The Company did not earn any gain share fees, and was not required to make any shortfall reimbursements under the Shire Agreement.

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
Settlement and Release Agreement
The Settlement Agreement between the Company and Wyeth: (i) resolved outstanding claims and counter-claims between the Company and Wyeth asserted in the patent infringement lawsuit related to the Company’s ANDA for generic venlafaxine hydrochloride capsules, (ii) provided a date certain for the manufacture and launch of its generic venlafaxine product, and (iii) provided for a $ 1,000,000 payment by Wyeth to the Company as reimbursement for legal fees associated with the patent infringement lawsuit. The Company recorded the $1,000,000 legal fee reimbursement received from Wyeth as a reduction of its patent litigation operating expense on the consolidated statement of operations during the fourth quarter of 2008.
License Agreement
The License Agreement granted to the Company, from Wyeth, a non-exclusive license, allowing the Company the right (but not the obligation) to manufacture and market the Company’s generic venlafaxine product in the United States of America. The license effective date is expected to be on or about June 1, 2011. The Company will pay Wyeth a royalty fee on the sale of its generic venlafaxine product under the license, computed as a percentage of gross profits, as defined in the License Agreement. The license royalty fee term begins with the license effective date and ends on the expiration of the Wyeth patents covered by the License Agreement. The Company is solely responsible for manufacturing and marketing its generic venlafaxine product. If the Company chooses to manufacture its generic product, sales of such generic venlafaxine product will be to unrelated third-party customers in the ordinary course of business through its Global Division Global Products sales channel. The Company will account for the sale of its generic venlafaxine product as current period revenue according to the Company’s revenue recognition policy applicable to its Global Division Global Products. The license royalty payments to Wyeth will be accounted for as current period cost of goods sold. Through June 30, 2009, the Company had not commenced sales of its generic venlafaxine product.
Co-Promotion Agreement
The Company entered into a three year Co-Promotion Agreement with Wyeth, under which the Company will perform physician detailing sales calls for a Wyeth product to neurologists, which commenced on July 1, 2009. Wyeth will pay the Company a service fee, subject to an annual cost adjustment, during the life of the Co-Promotion Agreement for each physician detailing sales call, and an “incentive fee” for each prescription by neurologists in excess of a certain minimum threshold. During the term of the Co-Promotion Agreement, the Company is required to complete a minimum and maximum number of physician detailing sales calls. Wyeth is responsible for providing sales training to the Company’s sales force. Wyeth owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company will recognize the sales force fee revenue as the related services are performed and the performance obligations are met. The incentive fee revenue, if any, will be recognized if and when such fees are earned. Through June 30, 2009, the Company had not recognized any revenue under the Co-Promotion agreement with Wyeth.

12. ALLIANCE AGREEMENTS (continued)
Exclusive License, Development and Supply Agreement with Putney
On July 31, 2007, the Company, and Putney Inc. (“Putney”), entered into an Exclusive License, Development and Supply Agreement (“Agreement”). Under the Agreement, the Company and Putney agreed to collaborate on the development and commercialization of a generic equivalent of the Rimadyl®. chewable tablets in 25mg, 75mg, and/or 100mg dosage strengths.
In May 2009, the Company received a $50,000 milestone payment from Putney upon completion of successful pivotal bioequivalence studies. The Company has the potential to receive a $ 50,000 contingent additional milestone payment upon final FDA approval of an Abbreviated New Animal Drug Application (“ANADA”). To the extent the ANADA is approved by the FDA, the Company will be the exclusive manufacturer of the product, while Putney will have exclusive rights to market and sell the product in the United States. Putney will pay the Company a profit share on any sales of the new product.
The term of the Agreement is a period of six years from the date of first commercial sale. At this time, the Company estimates a June 2010 FDA ANADA approval and product launch. Accordingly, the life of the Agreement with Putney is currently estimated to be a period of 107 months beginning on the July 31, 2007 signing date, and ending on June 30, 2016.

13. SHARE-BASED COMPENSATION
The Company recognizes the fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the Company’s Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) vest over a three or four year period and have a term of ten years.
Total share-based compensation expense recognized in the consolidated statement of operations was as follows:

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
(in $000’s)	2009	2008	2009	2008
Manufacturing expenses	$387	$377	$736	$850
Research and development	648	555	1,250	1,172
Selling, general & administrative	721	523	1,207	1,058

Total	$1,756	$1,455	$3,193	$3,080

The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share
Outstanding at December 31, 2008	8,280,240	$10.53

Options granted	1,776,696	$6.04
Options exercised	(997,768)	$3.26
Options forfeited	(1,162,383)	$14.21

Outstanding at June 30, 2009	7,896,785	$9.89

Vested and expected to vest at June 30, 2009	7,800,758	$10.00

Options exercisable at June 30, 2009	4,502,852	$11.26

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
A summary of the Company’s non-vested restricted stock awards is presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value
Non-vested at December 31, 2008	399,716	$10.30
Granted	618,852	$6.00
Vested	(30,450)	$9.35
Forfeited	(14,360)	$8.12

Non-vested at June 30, 2009	973,758	$7.54

The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan, and typically specify the shares of restricted stock are not issued until they vest. The restricted stock awards vest ratably over a three or four year period from the date of grant.

13. SHARE-BASED COMPENSATION (continued)
As of June 30, 2009, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $20,637,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.6 years. The intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $2,690,000 and $690,000, respectively. The total fair value of restricted shares which vested during the six months ended June 30, 2009 and 2008 was $285,000 and $0, respectively. In May 2009, the Company’s Stockholder’s approved an increase of 1,900,000 in the number of shares available for issuance of equity incentive awards including, stock options, restricted stock awards, and stock appreciation rights under the Company’s 2002 Plan. As of June 30, 2009, the Company had 2,142,071 shares available for issuance of equity incentive awards.

14. STOCKHOLDER’S EQUITY (DEFICIT)
Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the six months ended June 30, 2009 and 2008, the Company did not issue any preferred stock.
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
A reconciliation of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
(in $000’s except per share amounts)	2009	2008	2009	2008

Numerator:
Net income	$3,013	$17,088	$5,232	$17,548

Denominator:
Weighted average common shares outstanding	60,112,308	58,978,703	59,912,829	58,906,341

Effect of dilutive options and common stock purchase warrants	440,036	1,606,006	471,350	1,964,248

Diluted weighted average common shares outstanding	60,552,344	60,584,709	60,384,179	60,870,589

Basic net income per share	$0.05	$0.29	$0.09	$0.30

Diluted net income per share	$0.05	$0.28	$0.09	$0.29

For the three months ended June 30, 2009 and 2008, the Company excluded 7,671,619 and 5,733,351, respectively, and for the six months ended June 30, 2009 and 2008, the Company excluded 7,733,856 and 5,518,101, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.
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

16. COMPREHENSIVE INCOME

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
(in $000’s)	2009	2008	2009	2008

Net income	$3,013	$17,088	$5,232	$17,548
Currency translation adjustments	729	46	29	246

Comprehensive income	3,742	17,134	5,261	17,794

Comprehensive income attributable to the noncontrolling interest	—	—	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$3,742	$17,134	$5,261	$17,794

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
The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (“CNS”) disorders. The Impax Division is also engaged in co-promotion through a direct sales force focused on marketing to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities.
The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment Income (loss) before income taxes. Items below Income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. Accounting policies for the Company’s segments are the same as those described above in the discussion of “Revenue Recognition” and in the “Summary of Significant Accounting Policies” in the Company’s Form 10K for the year ended December 31, 2008. The Company has no inter-segment revenue.

17. SEGMENT INFORMATION (continued)
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended June 30, 2009	Division	Division	and Other	Company
Revenue, net	$55,192	$3,224	$—	$58,416
Cost of revenue	24,007	3,277	—	27,284
Research and development	9,578	6,134	—	15,712
Patent Litigation	1,394	—	—	1,394
Income (loss) before provision for income taxes	$17,740	$(6,914)	$(6,770)	$4,056

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended June 30, 2008	Division	Division	and Other	Company
Revenue, net	$75,434	$3,238	$—	$78,672
Cost of revenue	18,340	2,364	—	20,704
Research and development	10,395	3,384	—	13,779
Patent Litigation	1,250	—	—	1,250
Income (loss) before provision for income taxes	$42,835	$(3,376)	$(9,327)	$30,132

(in $000’s)	Global	Impax	Corporate	Total
Six Months Ended June 30, 2009	Division	Division	and Other	Company
Revenue, net	$110,821	$6,508	$—	$117,329
Cost of revenue	47,240	6,294	—	53,534
Research and development	19,853	11,649	—	31,502
Patent Litigation	2,411	—	—	2,411
Income (loss) before provision for income taxes	$36,250	$(13,202)	$(14,937)	$8,111

(in $000’s)	Global	Impax	Corporate	Total
Six Months Ended June 30, 2008	Division	Division	and Other	Company
Revenue, net	$122,112	$6,490	$—	$128,602
Cost of revenue	38,750	5,332	—	44,082
Research and development	19,491	7,595	—	27,086
Patent Litigation	2,951	—	—	2,951
Income (loss) before provision for income taxes	$56,001	$(7,778)	$(17,064)	$31,159

18. COMMITMENTS AND CONTINGENCIES
Purchase Order Commitments
As of June 30, 2009, the Company had approximately $20,234,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.
Taiwan Facility Construction
The Company currently has under construction a facility in Taiwan intended to be utilized for manufacturing, research and development, warehouse, and administrative space, and to be operational in 2010. In conjunction with the construction of this facility, the Company has entered into several contracts aggregating approximately $16,617,000 as of June 30, 2009. As of June 30, 2009, the Company had remaining commitments under these contracts of approximately $1,363,000. Through June 30, 2009, the Company has cumulatively capitalized interest expense of $596,000 in conjunction with the construction of the facility in Taiwan.

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
Further, under the Teva Agreement, the Company and Teva have agreed to share in fees and costs related to patent infringement litigation associated with the 12 products covered by the Teva Agreement. For the six products with ANDAs already filed with the FDA at the time the Teva Agreement was signed, Teva is required to pay 50% of the fees and costs in excess of $ 7,000,000; for three of the products with ANDAs filed since the Teva Agreement was signed, Teva is required to pay 45% of the fees and costs; and for the remaining three products, Teva is required to pay 50% of the fees and costs. The Company is responsible for the remaining fees and costs relating to these 12 products.
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
Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)
In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. Discovery is proceeding, and no trial date has been set.
Boehringer Ingelheim Pharmaceuticals, et al. v. Impax Laboratories, Inc. (Tamsulosin)
In July 2008, Boehringer Ingelheim Pharmaceuticals Inc. and Astellas Pharma Inc. (together, “Astellas”) filed a complaint against the Company in the U.S. District Court for the Northern District of California, alleging patent infringement in connection with the filing of the Company ANDA relating to Tamsulosin Hydrochloride Capsules, 0.4 mg, generic to Flomax®. After filing its answer and counterclaim, the Company filed a motion for summary judgment of patent invalidity. The District Court conducted hearings on claim construction in May 2009, and summary judgment in June 2009, but has not yet rendered a decision. Discovery is proceeding, and no trial date has been set.
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

19. LEGAL AND REGULATORY MATTERS (continued)
Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company has filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. Discovery is proceeding, and no trial date has been set.
Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. The Company has filed an answer and counterclaim. Discovery is proceeding, and the trial is scheduled to begin on September 27, 2010.
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
Freeberg v. Impax Laboratories, Inc., et al. (Freeberg)
In January 2009, an employment law action was filed against the Company by former employee Vanna Freeberg in the Superior Court of the State of California for the County of Alameda. The complaint alleges eight causes of action: violation of California Family Rights Act and California Government Code Section 12945.2, disability or perceived disability discrimination in violation of California Government Code Section 12940, violation of Civil Code Section 46(3), failure to compensate for hours worked under California Industrial Welfare Commission Orders and California Labor Code Section 1182.11, retaliation in violation of California public policy, age discrimination in violation of Government Code Section 12940, retaliation in violation of California Government Code 12940, and age discrimination in violation of California public policy. Based on the allegations, the plaintiff seeks general and non-economic damages, special and punitive damages, prejudgment interest, attorney fees and costs of suit, and compensation for all hours worked but not paid. Discovery is proceeding, and no trial date has been set. The Company believes these claims are without merit and intends to defend against them vigorously.
Securities Litigation
The Company, it’s Chief Executive Officer and several former officers and directors were defendants in several class actions filed in the United States District Court for the Northern District of California, all of which were consolidated into a single action. These actions, brought on behalf of all purchasers of the Company’s common stock between May 5 and November 3, 2004, sought unspecified damages and alleged that the Company and the individual defendants, in violation of the antifraud provisions of the federal securities laws, had artificially inflated the market price of the Company’s common stock during that period by filing false financial statements for the first and second quarters of 2004, based upon the subsequent restatement of its results for those periods.
On January 28, 2009, the parties entered into an agreement settling the securities class actions. Under the terms of the settlement, plaintiffs agreed to dismissal of the actions with prejudice, and defendants, without admitting the allegations or any liability, agreed to pay the plaintiff class $9,000,000, of which the Company paid approximately $3,400,000 and the balance was funded by directors and officers’ liability insurance.

19. LEGAL AND REGULATORY MATTERS (continued)
Budeprion XL Litigation
In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently in June 2009 and July 2009, additional class action lawsuits were filed in Louisiana and North Carolina styled, respectively, Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.), and Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C Superior Crt., Hanover County), and in federal courts in Pennsylvania, Florida, and Texas styled, respectively, Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.), Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.), and Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and emphasizes that the plaintiffs do not seek damages for personal injury. The Company believes the lawsuits are without merit and intend to vigorously defend against them.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected (unaudited) quarterly financial information for the six months ended June 30, 2009 is summarized as follows:

	2009 Quarters Ended:
(in $000’s except per share amounts)	March 31	June 30

Revenue:
Global product sales, gross	$78,696	$81,764
Less:
Chargebacks	22,638	24,844
Rebates	10,819	13,425
Returns	3,256	3,100
Other credits	2,862	3,008

Global product sales, net	39,121	37,387

Private label product sales	1,297	2,220
Rx Partner	10,736	11,119
OTC Partner	1,858	1,628
Research Partner	2,611	2,833
Promotional Partner	3,284	3,224
Other	6	5

Total revenues	58,913	58,416

Gross profit	32,663	31,132

Net income	$2,219	$3,013

Net income per share (basic)	$0.04	$0.05

Net income per share (diluted)	$0.04	$0.05

Weighted Average:
common shares outstanding:
Basic	59,711,133	60,112,308

Diluted	60,222,215	60,552,344

Quarterly computations of (unaudited) net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)
Selected (unaudited) quarterly financial information for the six months ended June 30, 2008 is summarized as follows:

	2008 Quarters Ended:
(in $000’s except per share amounts)	March 31	June 30

Revenues:
Global product sales, gross	$38,401	$45,064
Less:
Chargebacks	9,233	11,033
Rebates	4,191	5,190
Returns	946	1,381
Other credits	1,052	1,474

Global product sales, net	22,979	25,986

Private label product sales	478	639
Rx Partner	18,805	43,870
OTC Partner	4,409	4,932
Research Partner	—	—
Promotional Partner	3,252	3,238
Other	7	7

Total revenues	49,930	78,672

Gross profit	26,552	57,968

Net income	$460	$17,088

Net income per share (basic)	$0.01	$0.29

Net income per share (diluted)	$0.01	$0.28

Weighted average
common shares outstanding:
Basic	58,833,979	58,978,703

Diluted	61,126,768	60,584,709

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
Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position, results of operations and market value of our common stock, our ability to timely file periodic reports required by the Securities Exchange Act of 1934, as amended, our ability to maintain an effective system of internal control over financial reporting, our ability to sustain profitability and positive cash flows, our ability to maintain sufficient capital to fund our operations, any delays or unanticipated expenses in connection with the construction of our Taiwan facility, our ability to successfully develop and commercialize pharmaceutical products, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the impact of competitive products and pricing, the difficulty of predicting Food and Drug Administration (“FDA”) filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our reliance on key alliance agreements, the availability of raw materials, the regulatory environment, exposure to product liability claims, fluctuations in operating results and other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Overview
We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of July 31, 2009, we manufactured and marketed 71 generic pharmaceuticals, which represent dosage variations of 24 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of four different pharmaceutical compounds are marketed by our alliance agreement partners. We have 28 applications pending at the FDA, including three tentatively approved by FDA, and 41 other products in various stages of development for which applications have not yet been filed.
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
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products through four sales channels: the “Global Products” sales channel, for generic pharmaceutical prescription (“Rx”) products we sell directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical and over-the-counter (“OTC”) prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label, the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements.
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
Our total revenues for the three and six months ended June 30, 2009 and 2008 were predominantly derived from our Global Division. See “Part I: Financial Information — Item 1: Financial Statements — Note 17 to the unaudited interim consolidated financial statements for financial information about our segments for the three and six months ended June 30, 2009 and 2008. We sell our products within the continental United States and the Commonwealth of Puerto Rico. We have no sales in foreign countries.
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
Rx Partner and OTC Partner. Each of our alliance agreements involves multiple deliverables in the form of products, services or licenses over extended periods. EITF 00-21 supplemented SAB 104 for accounting for such multiple deliverable arrangements. With respect to our multiple deliverable arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under EITF 00-21. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 101 and SAB 104 are achieved for that deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement utilizing a modified proportional performance method. Under this method the amount recognized in the period of initial recognition is based upon the number of years that have elapsed under the agreement relative to the estimated life of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of estimated agreement years. The balance of the amount realized is recognized in equal amounts in each of the remaining years. Thus, for example, with respect to profit share or royalty payment reported by a strategic partner during the third year of an agreement with an estimated life of 18 years, 3 / 18 of the amount reported is recognized in the year reported and 1/18 of the amount is recognized during each of the remaining 15 years. A fuller description of our analysis under EITF 00-21 and the modified proportional performance method is set forth in Part I: Financial Information — Item 1: Financial Statements — Note 2 to Unaudited Interim Consolidated Financial Statements.

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
The global economy is currently undergoing a period of significant volatility, and the future economic environment may continue to be less favorable as compared to recent years. It is uncertain how long the U.S. economic recession will last. This has resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular. While generic pharmaceutical products present a cost-effective alternative to generally relatively higher-priced branded pharmaceutical products, our sales and those of our alliance agreement partners could nonetheless be negatively affected if patients forego obtaining healthcare. In addition, reduced consumer spending may force our competitors and us to decrease prices.
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
The following table is a roll-forward of the activity in the chargeback reserve for the six months ended June 30, 2009 and the year ended December 31, 2008:

(in $000’s)	June 30,	December 31,
Chargeback reserve	2009	2008

Beginning balance	$4,056	$2,977
Provision recorded during the period	47,482	50,144
Credits issued during the period	(45,147)	(49,065)

Ending balance	$6,391	$4,056

Provision as a percent of Global product sales, gross	30%	28%
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
The following table is a roll-forward of the activity in the rebate reserve for the six months ended June 30, 2009 and the year December 31, 2008:

(in $000’s)	June 30,	December 31,
Rebate reserve	2009	2008

Beginning balance	$4,800	$3,603
Provision recorded during the period	24,244	20,361
Credits issued during the period	(20,611)	(19,164)

Ending balance	$8,433	$4,800

Provision as a percent of Global product sales, gross	15%	11%
The increase in the provision for rebates, as a percent of Global product sales, gross was the result of increasing price competition for generic drugs sold through our Global Division’s Global Products sales channel. Reductions in the selling prices of our generic products sold through this channel frequently take the form of larger rebate credits issued to drug-store chains as well as other customers who are not wholesalers. In addition, during the current period one of our customers earned a special rebate which totaled $2.6 million, and excluding such amount, the provision for rebates as a percent of Global product sales, gross would have been approximately 13.4% for the six months ended June 30, 2009.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until 12 months following, the products’ expiration date. We estimate a provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The sales return reserve is estimated using a historical lag period (the time between the month of sale and the month of return) and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, and the introduction of new products. We also consider other factors, including levels of inventory in the distribution channel, significant market changes which may impact future expected returns, and actual product returns and may record additional provisions for specific returns we believe are not covered by the historical rates. We monitor aggregate actual returns on a quarterly basis and may record specific provisions for returns we believe are not covered by historical percentages.
The following table is a roll-forward of the activity in the accrued product returns for the six months ended June 30, 2009 and the year ended December 31, 2008:

	June 30,	December 31,
(in $000’s)	2009	2008
Beginning balance	$13,675	$14,261
Provision related to sales recorded in the period	6,356	5,719
Credits issued during the period	(1,809)	(6,305)

Ending balance	$18,222	$13,675

Provision as a percent of Global product sales, gross	4%	3%
The change in the provision for returns, as a percent of Global product sales, gross, was de minimis period over period.

Medicaid. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $559,000 and $584,000 as of June 30, 2009 and December 31, 2008, respectively. Medicaid payments have been less than 0.5% of Global product sales, gross. Differences between our estimated and actual payments made have been de minimis.
Shelf-Stock Adjustments. When, based on market conditions, we reduce the selling price of a product; we may choose to issue a shelf-stock adjustment credit to customers, the amount of which is typically derived from the level of a specific product held by the customer, who agrees to continue to purchase the product from us. Such a credit is referred to as a shelf-stock adjustment, which is the difference between the invoiced gross sales price and the revised lower gross sales price, multiplied by an estimate of the number of product units in the customer’s inventory. The primary factors we consider when estimating a reserve for a shelf-stock adjustment include the per-unit credit amount and an estimate of the level of inventory held by the customer. The accrued reserve for shelf-stock adjustments totaled $408,000 and $572,000 as of June 30, 2009 and December 31, 2008, respectively. Differences between our estimated and actual credits issued for shelf stock adjustments have been de minimis.
Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $344,000 and $828,000 at June 30, 2009 and December 31, 2008, respectively.

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

Third-Party Research and Development Agreements. We use vendors, including universities and independent research companies, to assist in our research and development activities. These vendors provide a range of research and development services to us, including clinical and bioequivalency studies. We generally sign agreements with these vendors which establish the terms of each study performed by them, including, among other things, the technical specifications of the study, the payment schedule, and timing of work to be performed. Payments are generally earned by third-party researchers either upon the achievement of a milestone, or on a pre-determined date, as specified in each study agreement. We account for third-party research and development expenses as they are incurred according to the terms and conditions of the respective agreement for each study performed, with an accrual provided for operating expense incurred but not yet billed to us at each balance sheet date. We monitor aggregate actual payments and compare them to the estimated provisions to assess the reasonableness of the accrued expense balance at each quarterly balance sheet date. Differences between our estimated and actual payments made have been de minims.
Share-Based Compensation. We recognize the fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the Amended and Restated 2002 Equity Incentive Plan vest over a four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.
Income Taxes. We are subject to U.S. federal, state and local income taxes and Taiwan income taxes. We create a deferred tax asset when we have temporary differences between the results for GAAP financial reporting purposes and tax reporting purposes. During the year ended December 31, 2008, we recorded a valuation allowance related to the net operating losses generated by our wholly-owned subsidiary. In the six months ended June 30, 2009, we reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. Based upon the changes in Taiwan tax law, we determined it was more likely than not the results of future operations of the wholly-owned subsidiary will generate sufficient taxable income to realize the deferred tax assets related to its net operating loss carryforward.
Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government securities, treasury bills, corporate bonds, short-term commercial paper, and high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at June 30, 2009. Our debt instruments at June 30, 2009, are subject to fixed and variable interest rates and principal payments. While changes in market interest rates may affect the fair value of our fixed and variable rate long-term debt, we believe the effect, if any, of reasonably possible near-term changes in the fair value of such debt on our financial statements will not be material.
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

Goodwill — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under SFAS 142, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2008 and 2007, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Overview:
The following table sets forth summarized, consolidated total Company results of operations for the three months ended June 30, 2009 and 2008:

			Increase/
	Three Months Ended June 30,		(Decrease)
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

Total revenues	$58,416	$78,672	$(20,256)	(26)%
Gross profit	31,132	57,968	(26,836)	(46)%

Income from operations	3,987	30,827	(26,840)	(87)%

Income before income taxes	4,056	30,132	(26,076)	(87)%
Provision for income taxes	1,043	13,044	(12,001)	(92)%

Net income	$3,013	$17,088	$(14,075)	(82)%

Net Income
Net income for the three months ended June 30, 2009 was $3.0 million, a decrease of $ 14.1 million, or 82%, as compared to net income of $17.1 million for the three months ended June 30, 2008, resulting principally from a decrease in Rx Partner revenue, and higher research and development expenses, offset by lower interest expense, net, and a reduced overall effective tax rate. As discussed below, the decrease in Rx Partner revenue was the result of the cessation of the sale of our generic version of OxyContin® pursuant to a litigation settlement agreement. The lower revenue during the three months ended June 30, 2009 as compared to the same period in 2008, has materially affected the Rx Partner revenues for the three months ended June 30, 2009, and the loss of this revenue may materially affect our Rx Partner revenue in the future.

We have two operating divisions, the Global Division and the Impax Division, and we currently market and sell product within the continental United States and the Commonwealth of Puerto Rico.
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel, for sales of generic Rx products, directly to wholesalers, large retail drug chains, and others; the Private Label product sales channel, for generic pharmaceutical over-the-counter and prescription products sold to unrelated third-party customers, who in-turn sell the products to third-parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. We also generate revenue from research and development services provided under a joint development agreement with another pharmaceutical company, and report such revenue under the caption “Research Partner” revenue on the consolidated statement of operations. We provide these services through the research and development group in our Global Division.
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
Global Division
The following table sets forth results of operations for the Global Division for the three months ended June 30, 2009 and 2008:

			Increase/
	Three Months Ended June 30,		(Decrease)
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)
Revenues:
Global product sales, net	$37,387	$25,986	$11,401	44%
Private Label product sales	2,220	639	1,581	247%
Rx Partner	11,119	43,870	(32,751)	(75)%
OTC Partner	1,628	4,932	(3,304)	(67)%
Research Partner	2,833	—	2,833	—
Other	5	7	(2)	(27)%

Total revenues	55,192	75,434	(20,242)	(27)%

Cost of revenues	24,007	18,340	5,667	31%

Gross profit	31,185	57,094	(25,909)	(45)%

Operating expenses:
Research and development	9,578	10,395	(817)	(8)%
Patent litigation	1,394	1,250	144	12%
Selling, general and administrative	2,473	2,614	(141)	(5)%

Total operating expenses	13,445	14,259	(814)	(6)%

Income from operations	$17,740	$42,835	$(25,095)	(59)%

Revenues
Total revenues for the Global Division for the three months ended June 30, 2009, were $ 55.2 million, a decrease of 27% over the same period in 2008. Global product sales, net, were $ 37.4 million, an increase of 44% over the same period in 2008 primarily due to sales of our fenofibrate products, a cholesterol-lowering drug. Our increased sales of this product in 2009 resulted from a general increase in demand for generic versions of cholesterol-lowering drugs combined with the September 2008 cessation of U.S. sales of fenofibrate products by another unrelated pharmaceutical company. Private label product sales were $2.2 million, an increase of 247% primarily due to sales of generic loratadine /pseudoephedrine as a result of a new supply agreement. Rx Partner revenues were $11.1 million, down 75%, primarily attributable to reduced sales of generic OxyContin® and our generic Wellbutrin® XL 300mg. While the reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition, the decrease in our sales of generic OxyContin® resulted from a litigation settlement agreement. In this regard, our generic OxyContin® product was one of only two generic versions of OxyContin® in the marketplace during the second and fourth quarters of 2007 and in January 2008, when we ceased further sales of this product. The period-over-period comparison of Rx Partner revenue was principally impacted by the absence in the three months ended June 30, 2009 of revenue recognized from sales of generic OxyContin® under the DAVA Agreement which ended in January 2008. During the three months ended June 30, 2009 and 2008, revenue recognized from the sale of generic OxyContin® under the DAVA Agreement was $0 and $34.5 million, respectively. The cessation of the sale of our generic version of OxyContin®, and no revenue in the three months ended June 30, 2009 as compared to the same period in 2008, materially affected the Rx Partner revenues for the three months ended June 30, 2009 (as discussed above), and the loss of this revenue may materially affect our Rx Partner revenue (and therefore our total revenue) and resulting gross profit in the future. OTC Partner revenues were $1.6 million, a decrease of 67%, primarily attributable to the expiration of our obligation to supply Schering-Plough with product on December 31, 2008. The loss of this revenue for the three months ended June 30, 2009, was only partially offset by revenue from Private Label product sales. Research Partner revenues were $2.8 million, and we had no such revenues during the same period in 2008, as the underlying agreement was entered into during the fourth quarter of 2008.
Cost of Revenues
Cost of revenues was $24.0 million for the three months ended June 30, 2009, an increase of 31% primarily related to the higher sales of our generic fenofibrate.
Gross Profit
Gross profit for the three months ended June 30, 2009 was $31.2 million or approximately 57% of total revenues, as compared to 76% of total revenue in the prior period. Gross profit in our Global Division was down $25.9 million primarily due to the cessation, in the prior year period, of sales of our generic version of OxyContin® as well as lower manufacturing efficiencies, and an increase in inventory carrying-value reserves, offset by an increase in our generic fenofibrate product line margins of $13.8 million.
Research and Development Expenses
Total research and development expenses for the three months ended June 30, 2009 were $9.6 million, a decrease of 8%. Generic project activity decreased $0.8 million primarily due to lower spending on patent expenses of $0.8 million, along with a $0.3 million decrease in expenses related to active pharmaceutical ingredient used in research activities, offset by additional research personnel of $0.2 million.
Patent Litigation Expenses
Patent litigation expenses for the three months ended June 30, 2009 and 2008 were $1.4 million and $1.3 million, respectively, an increase of $0.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2009 were $ 2.5 million, a 5% decrease attributable principally to a decrease in donated product of $0.3 million, offset partially by a $0.2 million increase in expenses related to the new manufacturing facility in Taiwan.

Impax Division
The following table sets forth results of operations for the Impax Division for the three months ended June 30, 2009 and 2008:

			Increase/
	Three Months Ended June 30,		(Decrease)
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)
Promotional Partner revenue	$3,224	$3,238	(14)	—%
Cost of revenues	3,277	2,364	913	39%

Gross profit (loss)	(53)	874	(927)	(106)%

Operating expenses:
Research and development	6,134	3,384	2,750	81%
Selling, general and administrative	727	866	(139)	(16)%

Total operating expenses	6,861	4,250	2,611	61%

Income (loss) from operations	$(6,914)	$(3,376)	(3,538)	(105)%

Revenues
Promotional Partner revenues were $3.2 million for the three months ended June 30, 2009, with nominal change from the same period in 2008.
Cost of Revenues
Cost of revenues was $3.3 million for the three months ended June 30, 2009 an increase of 39% from the same period in the prior year related to higher sales force expenses. The increase was primarily the result of credits in the prior period results for incentive compensation payments which were not earned; these credits are not present in the current period results.
Gross Profit (Loss)
Gross profit (loss) for the three months ended June 30, 2009 was $ (0.1) million, a decrease of 106% attributed to the higher sales force compensation expenses noted above.
Research and Development Expenses
Total research and development expenses for the three months ended June 30, 2009 were $6.1 million, an increase of 81%. Expenses related to our brand-product pipeline increased $2.8 million including an increase of $1.3 million on clinical studies, $0.8 million on additional research personnel, and $0.2 million on supplies and $0.2 million on outside consultants.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $0.7 and $0.9 million for the three months ended June 30, 2009 and 2008, respectively. There were no significant changes period-over-period.

Corporate and other
The following table sets forth Corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the three months ended June 30, 2009 and 2008:

			Increase/
	Three Months Ended June 30,		(Decrease)
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

General and administrative expenses	$6,839	$8,632	(1,793)	(21)%

Income (loss) from operations	(6,839)	(8,632)	1,793	21%

Change in fair value of common stock purchase warrant	—	15	(15)	(100)%
Other income (expense), net	17	(20)	37	185%
Interest income	307	1,022	(715)	(70)%
Interest expense	(256)	(1,712)	(1,456)	(85)%
Provision for income taxes	$1,042	$13,044	(12,002)	(92)%
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2009 were $6.8 million, a 21% decrease attributable principally to a decrease in professional fees of $1.1 million related to the examination and review of our financial statements in conjunction with the filing of our registration statement on Form 10, and lower management consulting fees of $0.6 million.
Other income (expense), net
Other income (expense), net was $0.02 million for the three months ended June 30, 2009 with nominal change from the same period in 2008.
Interest Income
Interest income in the second quarter of 2009 declined $0.7 million to $0.3 million, compared to the prior year period due to lower average cash and short-term investment balances in the three months ended June 30, 2009 resulting primarily from the use of funds to repurchase our 3.5% convertible senior subordinated debentures due 2012 (“3.5% Debentures”) in August and September of 2008, and in June of 2009 and the repayment-in-full of bank term loans in May 2008.
Interest Expense
Interest expense in the first quarter of 2009 declined $1.5 million to $0.3 million, compared to the prior year period due to reduced amounts of average debt outstanding as a result of the same repurchase of 3.5% Debentures and repayment-in-full of the bank term loans noted above.

Income Taxes
During the three months ended June 30, 2009, we recorded a tax provision of $0.8 million for federal and state income taxes, and an accrual for uncertain tax positions of $0.2 million. In the three months ended June 30, 2008, we recorded a tax provision of $13.0 million, which did not include an accrual for uncertain tax positions. The total amount of unrecognized tax benefits was $8.2 million as of June 30, 2009. The tax provision for the three months ended June 30, 2009 included the effect of the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The tax provision for the three months ended June 30, 2009 also included the effect of the research and development tax credit, which was reinstated on October 3, 2008, for a two year period retroactive to January 1, 2008. The tax provision for the three months ended June 30, 2008 did not include the effect of the research and development tax credit. The effective tax rate of 26% for the three months ended June 30, 2009 was lower than the effective tax rate of 43% for the three months ended June 30, 2008, resulting principally from the reversal of the valuation allowance described above, and a higher research and development credit related to increased levels of qualified research expenditures in both generic and brand research and development activities.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Overview:
The following table sets forth summarized, consolidated total Company results of operations for the six months ended June 30, 2009 and 2008:

			Increase/
	Six Months Ended June 30,		(Decrease)
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

Total revenues	$117,329	$128,602	$(11,273)	(9)%
Gross profit	63,795	84,520	(20,725)	(25)%

Income from operations	8,122	31,978	(23,856)	(75)%

Income before income taxes	8,111	31,159	(23,048)	(74)%
Provision for income taxes	2,879	13,611	(10,732)	(79)%

Net income	$5,232	$17,548	$(12,316)	(70)%

Net Income
Net income for the six months ended June 30, 2009 was $5.2 million, a decrease of $ 12.3 million, or 70%, as compared to net income of $17.5 million for the six months ended June 30, 2008, resulting principally from a decrease in Rx Partner revenue, and higher research and development expenses, offset by lower interest expense, net, and a reduced overall effective tax rate. As discussed below, the decrease in Rx Partner revenue was the result of the cessation of the sale of our generic version of OxyContin® pursuant to a litigation settlement agreement. The lower revenue during the six months ended June 30, 2009 as compared to the same period in 2008, has materially affected the Rx Partner revenues for the six months ended June 30, 2009, and the loss of this revenue may materially affect our Rx Partner revenue in the future.

Global Division
The following table sets forth results of operations for the Global Division for the six months ended June 30, 2009 and 2008:

			Increase/
	Six Months Ended June 30,		(Decrease)
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)
Revenues:
Global product sales, net	$76,508	$48,965	$27,543	56%
Private Label product sales	3,517	1,117	2,400	215%
Rx Partner	21,855	62,675	(40,820)	(65)%
OTC Partner	3,486	9,341	(5,855)	(63)%
Research Partner	5,444	—	5,444	—
Other	11	14	(3)	(21)%

Total revenues	110,821	122,112	(11,291)	(9)%

Cost of revenues	47,240	38,750	8,490	22%

Gross profit	63,581	83,362	(19,781)	(24)%

Operating expenses:
Research and development	19,853	19,491	362	2%
Patent litigation	2,411	2,951	(540)	(18)%
Selling, general and administrative	5,067	4,919	148	3%

Total operating expenses	27,331	27,361	(30)	—%

Income from operations	$36,250	$56,001	(19,751)	(35)%

Revenues
Total Global Division revenues for the six months ended June 30, 2009, were $110.8 million, a decrease of 9% over the same period in 2008. Global product sales, net, were $76.5 million, an increase of 56% primarily due to sales of our fenofibrate products, a cholesterol-lowering drug. Our increased sales of this product in 2009 resulted from a general increase in demand for generic versions of cholesterol-lowering drugs combined with the September 2008 cessation of U.S. sales of fenofibrate products by another unrelated pharmaceutical company. Private label product sales were $3.5 million, an increase of 215% primarily due to sales of generic loratadine /pseudoephedrine as a result of a new supply agreement. Rx Partner revenues were $21.9 million, down 65%, primarily attributable to reduced sales of generic OxyContin® and our generic Wellbutrin® XL 300mg. While the reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition, the decrease in our sales of generic OxyContin® resulted from a litigation settlement agreement. In this regard, our generic OxyContin® product was one of only two generic versions of OxyContin® in the marketplace during the second and fourth quarters of 2007 and in January 2008, when we ceased further sales of this product. The period-over-period comparison of Rx Partner revenue was principally impacted by the absence in the six months ended June 30, 2009 of revenue recognized from sales of generic OxyContin® under the DAVA Agreement which ended in January 2008. During the six months ended June 30, 2009 and 2008, revenue recognized from the sale of generic OxyContin® under the DAVA Agreement was $0 and $ 40.8 million, respectively. The cessation of the sale of our generic version of OxyContin®, and no revenue in the six months ended June 30, 2009 as compared to the same period in 2008, materially affected the Rx Partner revenues for the six months ended June 30, 2009 (as discussed above), and the loss of this revenue may materially affect our Rx Partner revenue (and therefore our total revenue) and resulting gross profit in the future. OTC Partner revenues were $3.5 million, a decrease of 63%, primarily attributable to the expiration of our obligation to supply Schering-Plough with product on December 31, 2008. The loss of this revenue for the six months ended June 30, 2009, was only partially offset by revenue from Private Label product sales. Research Partner revenues were $5.4 million, and we had no such revenues during the same period in 2008, as the underlying agreement was entered into during the fourth quarter of 2008.

Cost of Revenues
Cost of revenues was $47.2 million for the six months ended June 30, 2009, an increase of 22% primarily related to the higher sales of our generic fenofibrate.
Gross Profit
Gross profit for the six months ended June 30, 2009 was $63.6 million or approximately 57% of total revenues, as compared to 68% of total revenue in the prior period. Gross profit in our Global Division was down primarily due to a reduction in Rx Partner revenue due to the cessation, in the prior year period, of sales of our generic version of OxyContin®, as well as lower manufacturing efficiencies, and an increase in inventory carrying-value reserves offset by an increase in our generic fenofibrate product line margins of $28.6 million.
Research and Development Expenses
Total research and development expenses for the six months ended June 30, 2009 were $19.9 million, an increase of 2%. Generic project activity increased $0.4 million primarily due to increased spending on bioequivalence studies, outside development and research personnel, offset by a $1.3 million decrease in legal fees related to patent expenses.
Patent Litigation Expenses
Patent litigation expenses for the six months ended June 30, 2009 and 2008 were $2.4 million and $3.0 million, respectively, a decrease of $0.6 million, principally resulting from lower overall expenses as a result of the settlement of three litigation matters which were active during the first quarter of 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2009 were $ 5.1 million, a 3% increase attributable principally to a $0.3 million increase in expenses related to the new manufacturing facility in Taiwan offset by a reduction in outside consulting fees of $0.2 million.

Impax Division
The following table sets forth results of operations for the Impax Division for the six months ended June 30, 2009 and 2008:

			Increase/
	Six Months Ended June 30,		(Decrease)
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)
Promotional Partner revenue	$6,508	$6,490	18	—%
Cost of revenues	6,294	5,332	962	18%

Gross profit	214	1,158	(944)	(82)%

Operating expenses:
Research and development	11,649	7,595	4,054	53%
Selling, general and administrative	1,767	1,341	426	32%

Total operating expenses	13,416	8,936	4,480	50%

Income (loss) from operations	$(13,202)	$(7,778)	(5,424)	(70)%

Revenues
Promotional Partner revenues were $6.5 million with nominal change from the same period in 2008.
Cost of Revenues
Cost of revenues was $6.3 million for the six months ended June 30, 2009 an increase of 18% from the same period in the prior year related to higher sales force expenses. The increase was primarily the result of credits in the prior period results for incentive compensation payments which were not earned; these credits are not present in the current period results.
Gross Profit
Gross profit for the six months ended June 30, 2009 was $0.2 million a decrease of 82% attributed to the higher sales force compensation expenses noted above.
Research and Development Expenses
Total research and development expenses for the six months ended June 30, 2009 were $11.6 million, an increase of 53%. Expenses related to our brand-product pipeline increased $4.0 million including an increase of $1.9 million on clinical studies, $1.6 related to higher spending on additional research personnel, and $0.4 million on research supplies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2009 were $ 1.8 million, a 32% increase attributable principally to the addition of executive level personnel.

Corporate and other
The following table sets forth Corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the six months ended June 30, 2009 and 2008:

			Increase/
	Six Months Ended June 30,		(Decrease)
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)
General and administrative expenses	$14,926	$16,245	(1,319)	(8)%

Income (loss) from operations	(14,926)	(16,245)	1,319	8%

Change in fair value of common stock purchase warrant	—	59	(59)	(100%)
Other income , net	83	40	43	108%
Interest income	456	2,559	(2,103)	(82)%
Interest expense	(550)	(3,477)	(2,927)	(84)%
Provision for income taxes	$2,879	$13,611	(10,732)	(79)%
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2009 were $14.9 million, an 8% decrease attributable principally to a decrease in professional fees of $1.0 million related to the examination and review of our financial statements in conjunction with the filing of our registration statement on Form 10, and lower management consulting fees of $0.8 million.
Other income (expense), net
Other income (expense), net was $0.1 million for the six months ended June 30, 2009, a nominal change from the same period in 2008.
Interest Income
Interest income for the six months ended June 30, 2009 declined $2.1 million to $0.5 million, compared to the prior year period due to lower average cash and short-term investment balances in the six months ended June 30, 2009 resulting from the use of funds to repurchase our 3.5% Debentures in August and September of 2008, and in June of 2009, and the repayment-in-full of bank term loans in May 2008.
Interest Expense
Interest expense for the six months ended June 30, 2009 declined $2.9 million to $0.6 million, compared to the prior year period due to reduced amounts of average debt outstanding as a result of the same repurchase of 3.5% Debentures and repayment-in-full of the bank term loans noted above.

Income Taxes
During the six months ended June 30, 2009, we recorded a tax provision of $2.4 million for federal and state income taxes, and an accrual for uncertain tax positions of $0.5 million. In the six months ended June 30, 2008, we recorded a tax provision of $13.6 million, which did not include an accrual for uncertain tax positions. The tax provision for the six months ended June 30, 2009 included the effect of the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The tax provision for the six months ended June 30, 2009 also included the effect of the research and development tax credit, which was reinstated on October 3, 2008, for a two year period retroactive to January 1, 2008. The tax provision for the six months ended June 30, 2008 did not include the effect of the research and development tax credit. The effective tax rate of 36% for the six months ended June 30, 2009 was lower than the effective tax rate of 44% for the six months ended June 30, 2008, resulting principally from the reversal of the valuation allowance described above, and higher research and development credit related to increased levels of qualified research expenditures in both generic and brand research and development activities.

Liquidity and Capital Resources
We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our primary source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and services. We expect to incur significant operating expenses, including expanded research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development and patent litigation expenses will be approximately $64.0 million and $10.0 million, respectively, for the 12 months ending December 31, 2009. We also anticipate incurring capital expenditures of approximately $17.0 million during the 12 months ending December 31, 2009, of which $7.0 million relates to our plant capacity expansion in Taiwan, with the balance principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California and our packaging and distribution facilities in the Commonwealth of Pennsylvania. We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance agreements or the equity or debt capital markets to fund the planned capital expenditures, our research and development plans, and potential revenue shortfalls due to delays in new product introductions.
Cash and Cash Equivalents
At June 30, 2009, we had $42.2 million in cash and cash equivalents, a decrease of $ 27.1 million as compared to December 31, 2008. As more fully discussed below, the decrease in cash and cash equivalents during the six months ended June 30, 2009 was primarily driven by $2.1 million of cash used in operations, which included the payment of $3.4 million related to the settlement of the securities class action; $12.75 million used to repurchase the remaining outstanding 3.5% Debentures, and a $10.1 million increase in short-term investments.
Cash Flows
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.
Net cash used in operating activities for the six months ended June 30, 2009 was $2.1 million, a decrease of $29.5 million from net cash provided by operating activities in the prior year period.
The period-over-period decrease in net cash provided by operating activities resulted principally from lower net income which decreased $12.3 million, as well as from a higher accounts receivable balance, and the change in deferred income taxes. Accounts receivable increased to $53.4 million during the six months ended June 30, 2009, resulting in a $10.2 million use of cash flows, compared to the same period in the prior year when accounts receivable provided a $7.4 million source of cash flows. The increased level of accounts receivable at June 30, 2009 was primarily the result of higher product sales. In addition, accounts receivable decreased during the six months ended June 30, 2008 primarily as the result of $34.2 million of profit share earned on sales of our generic OxyContin®, which was realized in cash in April 2008. A $13.8 million change in deferred income taxes, resulting principally from a lower deferred tax benefit corresponding to the lower net deferrals related to our alliance agreements, also contributed to the period-over-period change. The decrease in cash provided by accounts receivable and deferred income taxes was partially offset by a $9.7 million period-over-period increase in cash flows from accounts payable and accrued expenses, and a $1.2 million period-over-period increase in cash flows from inventory.

Net cash used in investing activities for the six months ended June 30, 2009, amounted to $ 15.5 million, an increase of $5.4 million in net cash used in investing activities, as compared to the prior year period, with the change primarily due to a net increase in the purchase of short-term investments, partially offset by lower expenditures on property, plant and equipment. Net purchases of short-term investments during the six months ended June 30, 2009 resulted in a $ 10.0 million use of cash, as compared to a $3.1 million source of cash provided by net sales of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the six months ended June 30, 2009 amounted to $5.4 million as compared to $ 12.8 million for the prior year period. The 2009 purchases of property, plant and equipment, included capital expenditures of approximately $0.9 million (of a total estimated investment of $25.0 million) for our Taiwan manufacturing facility, which is expected to be completed during 2009. In addition, we expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business.
Net cash used in financing activities for the six months ended June 30, 2009 was approximately $9.6 million an increase of $4.5 million in net cash used in financing activities, as compared to $5.1 million net cash used in financing activities for the prior year period. The increase in net cash used in financing activities period-over-period was primarily due to the repurchase of the remaining $12.75 million of the 3.5% Debentures, partially offset by cash received from the exercise of employee stock options. On June 15, 2009, at the request of the holders, we repurchased the remaining $12.75 million principal amount of the 3.5% Debentures at 100% of face value, plus accrued interest. We also received approximately $3.3 million and $ 0.1 million from the exercise of employee stock options for the six months ended June 30, 2009 and 2008, respectively.

Outstanding Debt Obligations
Senior Lenders; Wachovia Bank
We have a $35,000,000 revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a March 31, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of June 30, 2009 and December 31, 2008, respectively.
The Credit Agreement had a three year term upon its initial execution in December 2005. In October 2008, we entered into a first amendment to the Credit Agreement in which Wachovia Bank waived our failure to (i) timely deliver annual financial statements for the years ended December 31, 2004 to December 31, 2007 and interim financial statements for each period ending on or after December 31, 2005, and (ii) comply with the fixed charge coverage ratio at June 30, 2006. In addition, we agreed to an increase in the unused line fee from 25 basis points per annum to 50 basis points per annum. On December 31, 2008, we entered into a second amendment to the Credit Agreement, which extended the termination date from December 31, 2008 to March 31, 2009. Effective March 31, 2009, we entered into a third amendment to the Credit Agreement, which, among other matters: (i) extended the termination date from March 31, 2009 to March 31, 2010; (ii) set the interest rate for the revolving credit facility at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions; (iii) limited capital expenditures to no more than $25.0 million for the period from January 1, 2009 to December 31, 2009, and for each calendar year thereafter; (iv) eliminated the servicing fee during any month in which no revolver loans were outstanding; and (v) required the fixed charge coverage ratio be tested only for certain fiscal periods during which our net cash position was less than $50.0 million. In connection with the execution of the third amendment, we were obligated to pay to Wachovia Bank a commitment fee of $100,000. All other material terms of the Credit Agreement remained in full force and effect. During the six months ended June 30, 2009 and 2008, we paid to Wachovia Bank unused line fees of $83,000 and $43,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. We were limited to capital expenditures of no more than $25.0 million for the period from January 1, 2007 to December 31, 2007 and $34.0 million for the period from January 1, 2008 to December 31, 2008. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At June 30, 2009, we were in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

3.5% Debentures
On June 27, 2005, we sold $75,000,000 of our 3.5% Debentures to a qualified institutional buyer. The net proceeds from the sale of the 3.5% Debentures, together with additional funds, were used to repay our $95,000,000 in aggregate principal amount of the 1.25% convertible senior subordinated debentures due 2024.
Each 3.5% Debenture was issued at a price of $1,000 and was convertible into our common stock at an initial conversion price of $20.69 per share. The 3.5% Debentures were our senior subordinated, unsecured obligations and ranked pari passu with our accounts payable and other liabilities, and were subordinate to certain senior indebtedness, including our credit agreement with Wachovia Bank. The 3.5% Debentures bore interest at the rate of 3.5% per annum. Interest on the 3.5% Debentures was payable on June 15 and December 15 of each year, beginning December 15, 2005.
While the 3.5% Debentures had a contractual maturity date of June 15, 2012 and could not be redeemed by us prior to maturity, holders of the 3.5% Debentures had the right to require us to repurchase all or any part of their 3.5% Debentures on June 15, 2009 at a repurchase price equal to 100% of the principal amount of the 3.5% Debentures, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the repurchase date.
In August and September 2008, we repurchased at a discount an aggregate of $62,250,000 face value principal amount of the 3.5% Debentures at the request of the holders. We paid $ 59,916,000, plus $433,000 of accrued interest expense. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of our short-term investments.
On June 15, 2009, at the request of the holders, we repurchased the remaining $12,750,000 principal amount of the 3.5% Debentures at 100% of face value plus accrued interest. Accordingly, as all of the 3.5% Debentures had been repurchased by us, there was no amount outstanding as of June 30, 2009.
Solvay Promissory Note
In June, 2006, we issued a subordinated promissory note in the amount of $11.0 million related to the settlement of litigation brought by Solvay Pharmaceuticals, Inc. (“Solvay”), bearing interest at 6.0% per annum, with 24 quarterly principal and interest installment payments of $ 549,165 commencing March 2007 through December 2012. The Solvay promissory note becomes immediately due and payable upon the occurrence of a default in any payment due, a change in control of us, voluntary or involuntary bankruptcy proceeding by or against us and failure to maintain working capital less than 150% of the remaining unpaid balance of the promissory note. As of June 30, 2009, none of the four events noted above have occurred.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The provisions of FSP APB 14-1 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the FSP APB 14-1 pronouncement’s effective date. The application of FSP APB 14-1 to our $75 million, 3.5% convertible senior subordinated debentures (3.5% Debentures) required the retrospective restatement of all reporting periods beginning January 01, 2007. For additional details of the adoption of FSP APB 14-1, see “Part I: Financial Information — Item 1. Financial Statements — Note 1 and Note 11 to Unaudited Interim Consolidated Financial Statements.”
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon becoming effective, FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Early adoption is permitted for periods ending after March 15, 2009 Upon becoming effective, FSP FAS 157-4 did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP requires publicly traded companies to disclose information about fair value of financial instruments in interim financial statements, as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FSP FAS 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP amends the factors to be considered in determining if a decline in the fair value of a debt security is not temporary. Generally, if the fair value of a debt security is less than its amortized cost, and it is more likely than not the debt security will be sold, then an other-than-temporary impairment shall be considered to have occurred. An other-than-temporary impairment is recognized equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. FSP FAS 115-2 and FAS 124-2 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events occurring after the balance sheet date but before the financial statements are issued. Additionally, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued, or were available to be issued. SFAS 165 is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative U.S. generally accepted accounting principles, along with rules and interpretive releases by the SEC, under authority of federal securities laws, which are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Patent Infringement Litigation
Boehringer Ingelheim Pharmaceuticals, et al. v. Impax Laboratories, Inc. (Tamsulosin)
In July 2008, Boehringer Ingelheim Pharmaceuticals Inc. and Astellas Pharma Inc. (together, “Astellas”) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging patent infringement in connection with the filing of our ANDA relating to Tamsulosin Hydrochloride Capsules, 0.4 mg, generic to Flomax®. After filing an answer and counterclaim, we filed a motion for summary judgment of patent invalidity. The District Court conducted hearings on claim construction in May 2009, and summary judgment in June 2009, but has not yet rendered a decision. Discovery is proceeding, and no trial date has been set.
Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement by the filing of our ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. We have filed an answer and counterclaim. Discovery is proceeding, and trial is scheduled to begin on September 27, 2010.
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
Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against us in the U.S. District Court for the District of New Jersey, alleging patent infringement by the filing of our ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. In March 2009, Warner Chilcott filed a second suit against us in the same court, alleging patent infringement by the filing of our ANDA for the 150 mg strength of this product. Discovery is proceeding, and no trial date has been set.
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

Other Litigation Related to Our Business
Freeberg v. Impax Laboratories, Inc., et al. (Freeberg)
In January 2009, an employment law action was filed against us by former employee Vanna Freeberg in the Superior Court of the State of California for the County of Alameda. The complaint alleges eight causes of action: violation of California Family Rights Act and California Government Code Section 12945.2, disability or perceived disability discrimination in violation of California Government Code Section 12940, violation of Civil Code Section 46(3), failure to compensate for hours worked under California Industrial Welfare Commission Orders and California Labor Code Section 1182.11, retaliation in violation of California public policy, age discrimination in violation of Government Code Section 12940, retaliation in violation of California Government Code 12940, and age discrimination in violation of California public policy. The plaintiff seeks general and non-economic damages, special and punitive damages, prejudgment interest, attorney’s fees and costs of suit, and compensation for all hours worked but not paid for. Discovery is proceeding, and no trial date has been set. We believe these claims are without merit and intend to defend against them vigorously.
Budeprion XL Litigation
In June 2009, we were named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt., L.A. County). Subsequently in June 2009 and July 2009, additional class action lawsuits were filed in Louisiana and North Carolina styled, respectively, Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.), and Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C Superior Crt., Hanover County), and in federal courts in Pennsylvania, Florida, and Texas styled, respectively, Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.), Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.), and Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by us and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and emphasizes that the plaintiffs do not seek damages for personal injury. We believe the lawsuits are without merit and intend to vigorously defend against them.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the purchases of our equity securities by us during the quarter ended June 30, 2009.

Total Number
of Shares
			(or Units)	Maximum Number
			Purchased as	(or Approximate Dollar
		Average	Part of	Value) of Shares
	Total Number of	Price Paid	Publicly	(or Units) that May Yet Be
	Shares	Per Share	Announced	Purchased Under the
Period	(or Units) Purchased	(or Unit)	Plans or Programs	Plans or Programs
April 1, 2009 to April 30, 2009	—	—	—	—

May 1, 2009 to May 31, 2009	—	—	—	—

June 1, 2009 to June 30, 2009	5,942 shares of
	common stock (1)	$7.59

	$12.75 million	$1,000 per
	principal	1,000
	amount of 3.5%	principal
	Debentures (2)	amount (2)	—	—

(1)	During the indicated periods, we accepted 5,942 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our Amended and Restated 2002 Equity Incentive Plan.

(2)	On June 15, 2009, we repurchased, at the request of the holders, an aggregate of $12.75 million in principal amount of our 3.5% Debentures, which were convertible into our common stock at an initial conversion price of $20.69 per share, for $12.75 million plus $ 0.2 million of interest accrued through the repurchase date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of stockholders on May 19, 2009 in San Mateo, California. At the annual meeting, the matters described below were submitted to a vote of stockholders through the solicitation of proxies pursuant to Regulation 14A under the Exchange Act.
The following describes the matters voted upon at the annual meeting and sets forth the number of votes cast for, against or withheld, and the number of abstentions and broker non-votes as to each such matter, as applicable:
(i) Proposal One — The election of seven directors, each to serve for a term of one year and until his successor has been elected and qualified or until the director’s earlier death, resignation or removal.

Nominee	For	Withheld

Leslie Z. Benet, Ph.D.	48,003,834	9,560,779
Robert L. Burr	48,007,403	9,557,210
Nigel Ten Fleming, Ph.D.	47,922,443	9,642,170
Larry Hsu, Ph.D.	49,741,456	7,823,157
Michael Markbreiter	49,817,788	7,746,825
Oh Kim Sun	49,822,862	7,741,751
Peter R. Terreri	49,817,958	7,746,655
(ii) Proposal Two — The approval of the amendment and restatement of the Impax Laboratories, Inc. 2002 Equity Incentive Plan to, among other matters, increase the aggregate number of shares of our common stock that may be issued under such plan by 1,900,000 shares.

For	Against	Abstain	Broker Non-Votes

34,958,662	12,124,298	58,181	10,423,472
(iii) Proposal Three — The ratification of the adoption of the Preferred Stock Rights Agreement, dated January 20, 2009, by and between us and StockTrans, Inc., as rights agent.

For	Against	Abstain	Broker Non-Votes

33,761,649	13,154,382	125,110	10,423,472
(iv) Proposal Four — The ratification of the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain	Broker Non-Votes

55,148,006	2,384,787	31,820	—
ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
3.1	Amended and Restated Bylaws of the Company, effective June 29, 2009. (1)

10.1	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association. (2)

10.2.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.* (3)

10.2.2	Amendment to Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan, effective May 19, 2009.*

10.3	Amendment No. 1, dated May 19, 2009, to Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*

10.4	Promotional Services Agreement, dated as of January 19, 2006, by and between the Company and Shire US Inc. (1)

10.5	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**

10.6	Copromotion Agreement, dated July 16, 2008, by and between the Company and Wyeth, acting through its Wyeth Pharmaceuticals Division.***

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	The Company is re-filing the Joint Development Agreement, dated as of November 26, 2008 (the “Joint Development Agreement”), with Medicis Pharmaceutical Corporation to disclose a milestone payment that was previously omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Joint Development Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.

***	The Company is re-filing the Copromotion Agreement, dated July 16, 2008 (the “Copromotion Agreement”), with Wyeth, acting through its Wyeth Pharmaceutical Division, to disclose the name of the initial product and related information under the agreement, which was previously omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Copromotion Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2009	Impax Laboratories, Inc.
	By:	/s/ Larry Hsu, Ph.D.
		Name:	Larry Hsu, Ph.D.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Arthur A. Koch, Jr.
		Name:	Arthur A. Koch Jr.
		Title:	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Amended and Restated Bylaws of the Company, effective June 29, 2009. (1)

10.1	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association. (2)

10.2.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.* (3)

10.2.2	Amendment to Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan, effective May 19, 2009.*

10.3	Amendment No. 1, dated May 19, 2009, to Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*

10.4	Promotional Services Agreement, dated as of January 19, 2006, by and between the Company and Shire US Inc. (1)

10.5	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**

10.6	Copromotion Agreement, dated July 16, 2008, by and between the Company and Wyeth, acting through its Wyeth Pharmaceuticals Division.***

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	The Company is re-filing the Joint Development Agreement, dated as of November 26, 2008 (the “Joint Development Agreement”), with Medicis Pharmaceutical Corporation to disclose a milestone payment that was previously omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Joint Development Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.

***	The Company is re-filing the Copromotion Agreement, dated July 16, 2008 (the “Copromotion Agreement”), with Wyeth, acting through its Wyeth Pharmaceutical Division, to disclose the name of the initial product and related information under the agreement, which was previously omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Copromotion Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2009.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(3)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2009.