Form 10-Q
period 2009-09-30
IMPAX LABORATORIES INC
filed 2009-11-04
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(510)- 476-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2009, there were 61,874,568 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

Impax Laboratories, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$47,577	$69,275
Short-term investments	52,950	50,710
Accounts receivable, net	61,543	43,306
Inventory, net	38,911	32,305
Current portion of deferred product manufacturing costs-alliance agreements	14,750	13,578
Current portion of deferred income taxes	18,611	17,900
Prepaid expenses and other current assets	2,654	9,298

Total current assets	236,996	236,372

Property, plant and equipment, net	96,457	95,629
Deferred product manufacturing costs-alliance agreements	93,075	93,144
Deferred income taxes, net	61,270	52,551
Other assets	14,521	9,017
Goodwill	27,574	27,574

Total assets	$529,893	$514,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$—	$14,416
Accounts payable	13,245	12,797
Accrued expenses	55,799	41,360
Current portion of deferred revenue-alliance agreements	39,925	35,015
Current portion of accrued exclusivity period fee payments due	—	6,000

Total current liabilities	108,969	109,588

Long-term debt	—	5,990
Deferred revenue-alliance agreements	223,439	225,804
Other liabilities	16,739	13,255

Total liabilities	$349,147	$354,637

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at September 30, 2009 and December 31, 2008	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 61,833,440 and 60,135,686 shares issued at September 30, 2009 and December 31, 2008, respectively	618	602
Additional paid-in capital	219,960	211,128
Treasury stock-acquired as a result of achievement of milestone under the Teva Agreement, 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive loss	(615)	(995)
Accumulated deficit	(37,316)	(49,233)

	180,490	159,345
Noncontrolling interest	256	305

Total stockholders’ equity	180,746	159,650

Total liabilities and stockholders’ equity	$529,893	$514,287

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(as adjusted)		(as adjusted)
Revenues:
Global product sales, net	$46,636	$20,080	$123,144	$69,044
Private Label product sales	1,752	629	5,269	1,747
Rx Partner	8,328	9,424	30,183	72,099
OTC Partner	1,769	3,398	5,255	12,739
Research Partner	2,962	—	8,406	—
Promotional Partner	3,499	3,238	10,007	9,728
Other	—	5	11	19

Total revenues	64,946	36,774	182,275	165,376

Cost of revenues	28,055	22,296	81,589	66,378

Gross profit	36,891	14,478	100,686	98,998

Operating expenses:
Research and development	15,243	16,188	46,744	43,275
Patent litigation	1,647	1,876	4,058	4,827
Selling, general and administrative	9,838	14,542	31,600	37,047

Total operating expenses	26,728	32,606	82,402	85,149

Income (loss) from operations	10,163	(18,128)	18,284	13,849

Change in fair value of common stock purchase warrant	—	—	—	59
Other income (expense), net	22	(4)	105	36
Interest income	180	723	636	3,282
Interest expense	(185)	(971)	(735)	(4,447)

Income (loss) before income taxes	10,180	(18,380)	18,290	12,779
Provision (benefit) for income taxes	3,495	(7,850)	6,373	5,761

Net income (loss)	$6,685	$(10,530)	$11,917	$7,018

Net Income (loss) per share:
Basic	$0.11	$(0.18)	$0.20	$0.12

Diluted	$0.11	$(0.18)	$0.20	$0.12

Weighted average common shares outstanding:
Basic	60,559,064	59,166,319	60,130,608	58,993,633

Diluted	61,247,700	59,166,319	60,667,227	60,813,707

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
		(as adjusted)
Cash flows from operating activities:
Net income	$11,917	$7,018
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation	7,806	6,791
Amortization of 3.5% Debentures discount and deferred financing costs	301	1,946
Amortization of Wachovia Credit Agreement deferred financing costs	50	287
Bad debt expense	131	278
Deferred income taxes (benefit)	(9,430)	1,997
Provision for uncertain tax positions	695	—
Loss, net on repurchase of 3.5% Debentures	—	114
Deferred revenue — Rx Partners	34,601	82,774
Deferred product manufacturing costs — Rx Partners	(19,053)	(25,405)
Deferred revenue recognized — Rx Partners	(30,183)	(72,099)
Amortization deferred product manufacturing costs — Rx Partners	15,044	17,153
Deferred revenue — OTC Partners	1,787	13,901
Deferred product manufacturing costs — OTC Partners	(1,800)	(13,760)
Deferred revenue recognized — OTC Partners	(5,255)	(12,739)
Amortization deferred product manufacturing costs — OTC Partners	4,706	12,059
Deferred revenue — Research Partners	10,000	—
Deferred revenue recognized — Research Partners	(8,406)	—
Payments on exclusivity period fee	(6,000)	(9,000)
Payments on accrued litigation settlements	(8,037)	(1,648)
Share-based compensation expense	5,179	4,458
Fair value of shares issued under severance arrangement	—	561
Accretion of interest income on short-term investments	(424)	(2,160)
Change in fair value of stock purchase warrants	—	(59)
Changes in assets and liabilities:
Accounts receivable	(18,368)	13,379
Inventory	(6,606)	(3,060)
Prepaid expenses and other assets	1,346	(6,102)
Accounts payable and accrued expenses	14,892	753
Other liabilities	2,740	3,051

Net cash (used in) provided by operating activities	$(2,367)	$20,488

Cash flows from investing activities:
Purchase of short-term investments	(49,563)	(195,218)
Maturities of short-term investments	47,748	248,143
Purchases of property, plant and equipment	(8,405)	(20,873)

Net cash (used in) provided by investing activities	$(10,220)	$32,052

Cash flows from financing activities:
Repayment of long-term debt	(12,887)	(65,198)
Proceeds from exercise of stock options and purchases under the ESPP	3,776	1,079

Net cash used in financing activities	$(9,111)	$(64,119)

Net decrease in cash and cash equivalents	$(21,698)	$(11,579)
Cash and cash equivalents, beginning of period	$69,275	$37,462

Cash and cash equivalents, end of period	$47,577	$25,883

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
(in $000’s)	2009	2008
Cash paid for interest	$597	$2,558

Cash paid for income taxes	$187	$5,387

Unpaid vendor invoices of approximately $1,391,000 and $1,691,000 which were accrued as of September 30, 2009 and 2008, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of Impax Laboratories, Inc. (“Impax” or “the Company”), have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. In preparing the unaudited interim consolidated financial statements, the Company has evaluated subsequent events occurring through November 4 2009; the date on which the Company filed this Quarterly Report on Form 10Q with the SEC for the quarter ended September 30, 2009.
The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or “Codification”), and, for SEC registrants, including the Company, SEC rules and interpretive releases, promulgated under authority of federal securities laws, are the authoritative source of GAAP. The FASB Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 58.11% majority ownership interest at September 30, 2009. All significant intercompany accounts and transactions have been eliminated.
The unaudited results of operations and cash flows for the interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for the full year ending December 31, 2009.
The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.
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
In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product liability. In accordance with FASB ASC Topic 450, “Contingencies”, the Company records accruals for such loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized.

1. BASIS OF PRESENTATION (continued)
As required, FASB ASC Topic 470, the amended accounting standard for debt with conversion and other options, was applied on a retrospective basis beginning with the year ended December 31, 2007. The adoption of FASB ASC Topic 470 resulted in an increase to accumulated deficit of $ 4,931,000 to $65,220,000 at January 1, 2008. The following table presents the effect of the adoption of FASB ASC Topic 470 on net income and net income per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
(in $000’s except per share amounts)	2009	2008	2009	2008

Additional interest expense	$—	$487	$253	$2,045
Reduction in gain on extinguishment of debt	—	(1,432)	—	(1,432)
Provision (benefit) for income taxes	—	(303)	(89)	(853)
Decrease in net income	$—	$(1,616)	$(164)	$(2,624)

Decrease in Net income per share:
Basic	$—	$(0.03)	$—	$(0.04)
Diluted	$—	$(0.03)	$—	$(0.04)
As of December 31, 2008, additional paid-in capital increased $7,591,000 to $211,128,000, and deferred income taxes, net decreased $144,000 to $70,451,000 as a result of the adoption of FASB ASC Topic 470. The Long-Term Debt footnote herein contains additional information about the adoption of FASB ASC Topic 470.

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
The Company accounts for revenue arrangements with multiple deliverables in accordance with FASB ASC Topic 605, revenue recognition for arrangements with multiple elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if all of the following criteria are met:
•	the delivered item has value to the customer on a stand alone basis;

•	there is objective and reliable evidence of the fair value of the undelivered item; and

•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.
Under FASB ASC Topic 605, if the fair value of any undelivered element cannot be objectively or reliably determined, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognizable generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a proportional performance method.
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
Private Label product sales:
The “Private Label product sales” line item of the statement of operations includes revenue recognized related to shipments of generic pharmaceutical products to customers who sell the product to third parties under their own label (i.e. these products are not sold under the Company’s label). Sales revenue is recognized at the time title and risk of loss passes to the customer — generally when product is received by the customer. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under FASB ASC Topic 605.

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
The Company initially defers all revenue earned under its Rx Partners and OTC Partners alliance agreements. The deferred revenue is recorded as a liability captioned “Deferred revenue-alliance agreements.” The Company also defers its direct product manufacturing costs to the extent such costs are reimbursable by the Rx Partners and OTC Partners. These deferred product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs-alliance agreements.” The Company recognizes such deferred revenue as either Rx Partner revenue or OTC Partner revenue under the respective alliance agreement, and amortizes deferred product manufacturing costs as cost of revenues-as the Company fulfills its contractual obligations. Revenue is recognized over the respective alliance agreements’ term of the arrangement or the Company’s expected period of performance, using a modified proportional performance method, which results in a greater portion of the revenue being recognized in the period of initial recognition and the remaining balance being recognized ratably over either the remaining life of the arrangement or the Company’s expected period of performance of each respective alliance agreements.
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
Revenue received from the provision of research and development services, including the upfront payment and the contingent milestone payments, if any, will be deferred and recognized on a straight line basis over the expected period of performance of the research and development services. The Company estimates its expected period of performance to provide research and development services is 48 months starting in December 2008 and ending in November 2012. Royalty fee income, if any, will be recognized by the Company as current period revenue when earned. The Company determined this agreement does not include multiple deliverables under FASB ASC Topic 605.
Promotional Partner:
The “Promotional Partner” line item of the statement of operations includes revenue recognized under promotional services agreements with other pharmaceutical companies. The promotional services agreements obligate the Company to provide physician detailing sales calls to promote its partners’ branded drug products over multiple periods. In exchange for this service, the Company receives a fixed fee generally based on either the number of sales force representatives utilized in providing the services, or the number of sales calls made (up to contractual maximums). The Company may also be eligible to receive contingent payments based upon the number of prescriptions filled for one of its partner’s product above a contractual minimum threshold. Additionally, the Company may be required to refund portions of the fees it receives if it fails to perform a minimum number of physician detail calls during specified periods.
The Company recognizes revenue from providing physician detailing services as those services are provided and the performance obligations are met; and contingent payments, if any, at the time when they are earned. The Company would record a charge, as a reduction to Promotional Partner revenue, for periods in which a refund liability had been incurred. The Company determined these agreements do not include multiple deliverables under FASB ASC Topic 605.

3. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2007, the EITF reached a final consensus on accounting standards related to collaborative arrangements, referred to as FASB ASC Topic 808. The FASB ASC Topic 808 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. The FASB ASC Topic 808 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company’s adoption of FASB ASC Topic 808 was on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. Upon becoming effective, FASB ASC Topic 808 did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB revised previously issued accounting standards related to business combinations, referred to as FASB ASC Topic 805. The revised accounting standards retained the purchase method of accounting for acquisitions, but required a number of other changes, including changes in the way assets and liabilities are recognized in purchase accounting, and also changed the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. The FASB ASC Topic 805, as amended, became effective for the Company beginning January 1, 2009 and applies prospectively to business combinations completed on or after such date. The FASB ASC Topic 805 effect on the Company’s consolidated financial statements will be dependent on the nature and terms of any business combinations to occur after the effective date.
In December 2007, the FASB issued an accounting standard which clarified a non-controlling (minority) interest in a subsidiary is an ownership interest in the consolidated entity which should be reported as equity in the consolidated financial statements, and established a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation, referred to as FASB ASC Topic 810. The FASB ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FASB ASC Topic 810 are applied prospectively. The Company adopted the provisions of FASB ASC Topic 810 on January 1, 2009. The adoption of FASB ASC Topic 810 did not have a significant impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued an accounting standard which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, referred to as FASB ASC Topic 350. The intent of the accounting standard was to improve the consistency between the useful life of a recognized intangible asset under FASB ASC Topic 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC Topic 805 and other GAAP. The FASB ASC Topic 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Upon becoming effective the FASB ASC Topic 350 did not have a material impact on the Company’s consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In May 2008, the FASB issued an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement), referred to as FASB ASC Topic 470. The FASB ASC Topic 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of FASB ASC Topic 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the effective date. The application of FASB ASC Topic 470 to the Company’s $75 million, 3.5% convertible senior subordinated debentures (“3.5% Debentures”) required the retrospective restatement of all reporting periods beginning January 1, 2007. The Basis of Presentation and the Long-Term Debt footnotes herein contain additional details about the Company’s adoption of FASB ASC Topic 470.
In June 2008, the FASB issued an accounting standard which provides for unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method, referred to as FASB ASC Topic 260. The FASB ASC Topic 260, as amended, is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon becoming effective, FASB ASC Topic 260 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued an accounting standard to amend previously issued accounting standards related to the determination of fair value, referred to as FASB ASC Topic 820. As amended, FASB ASC Topic 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased, and also includes guidance on identifying circumstances to indicate a transaction is not orderly. The FASB ASC Topic 820, as amended, is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FASB ASC Topic 820, as amended, did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued an accounting standard to amend FASB ASC Topic 825 to require publicly traded companies disclose information about fair value of financial instruments in interim financial statements, as well as in annual financial statements. The FASB ASC Topic 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FASB ASC Topic 825, as amended, did not have an impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued an accounting standard to amend the accounting standards for investments in debt and equity securities, referred to as FASB ASC Topic 320. The accounting standard amendment clarified the factors considered in determining if a decline in the fair value of a debt security is not temporary. Generally, if the fair value of a debt security is less than its amortized cost, and it is more-likely-than-not the debt security will be sold or be required to be sold, then an other-than-temporary impairment shall be considered to have occurred. An other-than-temporary impairment is recognized equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. The FASB ASC Topic 320, as amended, is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FASB ASC Topic 320, as amended, did not have an impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued an accounting standard establishing the general rules of accounting for and disclosure of events occurring after the balance sheet date but before the financial statements are issued, referred to as FASB ASC Topic 855. The FASB ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and whether such date represents the date the financial statements were issued, or were available to be issued. The FASB ASC Topic 855 is effective for interim or annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC Topic 855 did not have a material impact on the Company’s consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In September 2009, the FASB approved an update to the accounting standard related to multiple-deliverable revenue arrangements currently within the scope of FASB ASC Topic 605. The updated accounting standard provides principles and guidance to be used to determine whether a revenue arrangement has multiple deliverables, and if so, how those deliverables should be separated. If multiple deliverables exist, the updated standard requires revenue received under the arrangement to be allocated using the estimated selling price of the deliverables if vendor-specific objective evidence or third-party evidence of selling price is not available. The updated accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on, or after June 15, 2010, with early application permitted. The Company will determine the impact of the updated accounting standard as it enters into new revenue arrangements, or materially modifies any of its existing revenue arrangements.

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
A summary of Short-term investments as of September 30, 2009 and December 31, 2008 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
September 30, 2009	Cost	Gains	Losses	Value
Commercial paper	$1,797	$—	$(1)	$1,796
Government agency obligations	47,898	84	—	47,982
Corporate bonds	3,019	2	(1)	3,020
Asset-backed securities	—	—	—	—
Certificates of deposit	236	—	—	236

Total short-term investments	$52,950	$86	$(2)	$53,034

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Commercial paper	$6,194	$—	$—	$6,194
Government agency obligations	35,948	52	(6)	35,994
Corporate bonds	7,856	—	(54)	7,802
Asset-backed securities	481	—	(31)	450
Certificates of deposit	231	—	—	231

Total short-term investments	$50,710	$52	$(91)	$50,671

5. ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows:

	September 30,	December 31,
(in $000’s)	2009	2008
Gross accounts receivable	$78,843	$54,591
Less: Rebate reserve	(8,421)	(4,800)
Less: Chargeback reserve	(6,022)	(4,056)
Less: Other deductions	(2,857)	(2,429)

Accounts receivable, net	$61,543	$43,306

A roll forward of the chargeback and rebate reserves activity for the nine months ended September 30, 2009 and the year ended December 31, 2008 is as follows:

(in $000’s)	September 30,	December 31,
Rebate reserve	2009	2008

Beginning balance	$4,800	$3,603
Provision recorded during the period	33,655	20,361
Credits issued during the period	(30,034)	(19,164)

Ending balance	$8,421	$4,800

(in $000’s)	September 30,	December 31,
Chargeback reserve	2009	2008

Beginning balance	$4,056	$2,977
Provision recorded during the period	68,747	50,144
Credits issued during the period	(66,781)	(49,065)

Ending balance	$6,022	$4,056

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $301,000 and $828,000 at September 30, 2009 and December 31, 2008, respectively.

6. INVENTORY
Inventory, net at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
(in $000’s)	2009	2008
Raw materials	$23,818	$16,940
Work in process	2,028	1,397
Finished goods	16,229	16,504

Total inventory, net	$42,075	$34,841

Less: Non-current inventory, net	(3,164)	(2,536)

Total inventory-current, net	$38,911	$32,305

The Company recorded inventory reserves of $4,643,000 and $4,405,000 at September 30, 2009 and December 31, 2008, respectively.
To the extent inventory is not scheduled to be utilized in the manufacturing process and /or sold within twelve months of the balance sheet date, it is included as a component of other non-current assets. Amounts classified as non-current inventory consist of raw materials, net of valuation reserves. Raw materials generally have a shelf life of approximately three to five years, while finished goods generally have a shelf life of approximately two years.
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
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory, less reserves, was approximately $2,260,000 and $1,368,000 at September 30, 2009 and December 31, 2008, respectively.
The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and /or specifications than used for unapproved inventory, and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company’s pre-launch product inventory, is lower than the respective estimated net selling prices.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
(in $000’s)	2009	2008
Land	$2,270	$2,270
Buildings and improvements	58,103	55,310
Equipment	54,872	49,983
Office furniture and equipment	7,320	6,733
Construction-in-progress	20,912	21,019

Property, plant and equipment, gross	$143,477	$135,315

Less: Accumulated depreciation	(47,020)	(39,686)

Property, plant and equipment, net	$96,457	$95,629

Depreciation expense was $2,614,000 and $2,350,000 for the three months ended September 30, 2009 and 2008, respectively, and $7,806,000 and $6,791,000 for the nine months ended September 30, 2009 and 2008, respectively.

8. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses:

	September 30,	December 31,
(in $000’s)	2009	2008
Payroll-related expenses	$13,835	$15,147
Product returns	19,290	13,675
Income taxes payable	9,745	—
Shelf stock price protection	187	572
Medicaid rebates	857	584
Royalty expense	340	259
Physician detailing sales force fees	1,864	2,279
Legal and professional fees	5,979	2,087
Litigation settlements	—	4,526
Other	3,702	2,231

Total accrued expenses	$55,799	$41,360

On January 28, 2009, the Company entered into an agreement settling the securities class actions pending in the U.S. District Court for the Northern District of California. Under the terms of the settlement, plaintiffs agreed to dismiss the actions with prejudice, and defendants, including the Company, without admitting the allegations or any liability, agreed to pay the plaintiff class $9.0 million, of which the Company paid approximately $3.4 million in January 2009, with the balance paid by the Company’s directors and officers liability insurance carriers. The Company recorded an accrued expense for its portion of the settlement payment, in the year ended December 31, 2008.
The Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, the Rx Partner, and the OTC Partners alliance agreements generally are not subject to returns. A roll forward of the return reserve activity for the nine months ended September 30, 2009 and the year ended December 31, 2008 is as follows:

(in $000’s)	September 30,	December 31,
Returns Reserve	2009	2008
(in $000’s)
Beginning balance	$13,675	$14,261
Provision related to sales recorded in the period	8,386	5,719
Credits issued during the period	(2,771)	(6,305)

Ending balance	$19,290	$13,675

9. INCOME TAXES
The Company calculates its interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, the Company makes an estimate of the annual expected effective tax rate and applies the estimated effective rate to its ordinary year-to-date earnings or loss. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction, and state research and development credits, among others. During the year ended December 31, 2008, we recorded a valuation allowance related to the net operating losses generated by our wholly-owned subsidiary, Impax Laboratories (Taiwan), Inc. In the nine months ended September 30, 2009, we reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. Based upon the changes in Taiwan tax law, we determined it was more likely than not the results of future operations of the wholly-owned subsidiary will generate sufficient taxable income to realize the deferred tax assets related to its net operating loss carry forward.
The Company recorded a tax provision of $6,373,000 and $5,761,000, during the nine months ended September 30, 2009 and 2008, respectively, for federal and state income taxes and foreign taxes, which includes an accrual for uncertain tax positions of $676,000 and $0, respectively. The total amount of unrecognized tax benefits was $8,522,000 at September 30, 2009.

10. REVOLVING LINE OF CREDIT
The Company has a $35,000,000 revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a March 31, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of September 30, 2009 and December 31, 2008, respectively.
Effective March 31, 2009, the Company entered into a third amendment to the Credit Agreement, which, among other matters, extended for one year the termination date to March 31, 2010; set the interest rate for the revolving credit facility at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions; limited capital expenditures to no more than $25.0 million for the period from January 1, 2009 to December 31, 2009, and for each calendar year thereafter; (iv) eliminated the servicing fee during any month in which no revolver loans were outstanding; and (v) required the fixed charge coverage ratio be tested only for certain fiscal periods during which the Company’s net cash position was less than $50.0 million. In connection with the execution of the third amendment, the Company paid Wachovia Bank a commitment fee of $100,000. All other material terms of the Credit Agreement remained in full force and effect. During the nine months ended September 30, 2009 and 2008, the Company paid to Wachovia Bank unused line fees of $128,000 and $68,000, respectively.
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
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio, applicable only for periods during which the Company’s net cash position is less than $50.0 million, requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. The Company was limited to capital expenditures of no more than $25.0 million for the period from January 1, 2007 to December 31, 2007 and $34.0 million for the period from January 1, 2008 to December 31, 2008. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At September 30, 2009, the Company was in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

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
On June 15, 2009, at the request of the holders, the Company repurchased the remaining $ 12,750,000 principal amount of the 3.5% Debentures at 100% of face value plus accrued interest. Accordingly, as all of the 3.5% Debentures had been repurchased by the Company, there was no amount outstanding as of September 30, 2009.

11. LONG-TERM DEBT (continued)
Adoption of FASB ASC Topic 470
In May 2008, the FASB issued an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement), referred to as FASB ASC Topic 470. The FASB ASC Topic 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of FASB ASC Topic 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of its effective date.
Under FASB ASC Topic 470, interest expense is computed on the basis of the Company’s borrowing rate on debt without the conversion feature. The provisions of FASB ASC Topic 470 are applicable to the Company’s 3.5% Debentures as they have a cash settlement feature. The Company adopted FASB ASC Topic 470 on January 1, 2009, and applied its provisions to the consolidated financial statements on a retrospective basis, with the restatement of all reporting periods beginning January 1, 2007.
As noted above, the provisions of FASB ASC Topic 470 require issuers of debt securities to separate affected securities into two accounting components, including (i) the debt component, representing the issuer’s contractual obligation to pay principal and interest, and (ii) the equity component, representing the holder’s option to convert the debt security into equity of the issuer or, if the issuer elects, an equivalent amount of cash.
Upon initial recognition, the proceeds received from the issuance of the 3.5% Debentures were allocated between the debt component and the equity component, with such allocation based upon an estimate of the fair value of a debt instrument containing all embedded features of the debt being evaluated, except for the conversion option. Under FASB ASC Topic 470, the difference between the face value of the debt and the estimated fair value is deemed to be the accounting value of the conversion option and is recorded as the equity component, with the offset recorded as a (contra-liability) debt discount. The debt discount is amortized as interest expense over the estimated life of the debt instrument using the effective interest method.
The Company estimated the fair value of the 3.5% Debentures, excluding the conversion option, to be $63,487,000 on June 27, 2005, the date the 3.5% Debentures were sold, using a credit rating analysis. The difference of $11,513,000 between the $75,000,000 face value of the 3.5% Debentures and the estimated fair value is the value of the conversion option, which resulted in a debt discount reduction to the net carrying value of the debt and the establishment of the value of the conversion option as a component of stockholders’ equity. Aggregate transaction costs of $ 2,238,000 were incurred by the Company in relation to the issuance of the 3.5% Debentures, of which $344,000 was allocated to the conversion option. The total value allocated to the conversion option as a component of stockholder’s equity was $11,170,000.
Notwithstanding their stated June 2012 maturity date, at their June 2005 issuance date, the Company had expected the 3.5% Debentures to actually mature on the June 2009 prepayment date. Accordingly, as the Company concluded it was probable the prepayment option would be exercised by the holders of the 3.5% Debentures, the fair value of the 3.5% Debentures was computed using a 48 month discount period — i.e. representing the time from their issue date to the June 15, 2009 prepayment date discussed above.

11. LONG-TERM DEBT (continued)
The Company amortized the $11,513,000 discount on the 3.5% Debentures over the expected life of 48 months using the effective interest method; accordingly, the discount was fully amortized as of June 15, 2009. The following table summarizes the amount of interest cost recognized for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
(in $000’s)	2009	2008	2009	2008
Contractual interest	$—	$456	$202	$1,956
Discount amortization	—	460	241	1,946
Deferred financing cost amortization	—	87	61	319

Total interest cost	$—	$1,003	$504	$4,221

Effective interest rate on 3.5% Debentures	—%	8.4%	8.6%	8.4%

The following table summarizes the net carrying value of the Company’s long-term debt:

	September 30,	December 31,
(in $000’s)	2009	2008
3.5% Debentures face value	$—	$12,750
Unamortized discount	—	(241)

3.5% Debentures net carrying amount	—	12,509

Subordinated promissory note — (1)	—	7,760
Vendor financing agreement (2)	—	137

Total Debt	$—	$20,406
Less: Current portion	—	(14,416)

Long-term portion	$—	$5,990

(1)	In August 2009, the Company repaid-in-full the remaining outstanding balance of a subordinated promissory note, paying $6,888,000 of principal and $51,000 of accrued interest expense. Initially, the subordinated promissory note was issued in June 2006 in the amount of $11.0 million, with an interest rate of 6.0% per annum, and 24 quarterly installment payments of $549,165, commencing in March 2007.

(2)	Vendor financing agreement at 3.10% payable in two monthly installments of $0 and 34 monthly installments of $12,871 commencing December 2006.

12. ALLIANCE AND COLLABORATION AGREEMENTS
Strategic Alliance Agreement with Teva
The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	Nine Months	Inception
	Ended	Through
(in $000’s)	September 30,	Dec 31,
Deferred revenue	2009	2008
Beginning balance	$200,608	$—
Additions:
Cost-sharing	525	5,953
Product-related deferrals	34,026	376,071

Sub-total	34,551	382,024
Exclusivity charges	—	(50,600)
Forgiveness of advance deposit	—	6,000
Forgiveness of interest	—	4,370
Stock repurchase	—	2,157

Total additions	$34,551	$343,951

Less: amounts recognized:
Forgiveness of advance deposit	$(249)	$(2,499)
Forgiveness of interest	(183)	(1,823)
Stock repurchase	(90)	(899)
Cost-sharing	(489)	(2,481)
Product-related revenue	(29,159)	(135,641)

Total amount recognized	(30,170)	(143,343)

Total deferred revenue	$204,989	$200,608

	Nine Months	Inception
(in $000’s)	Ended	Through
Deferred product	September 30,	Dec 31,
manufacturing costs	2009	2008
Beginning balance	$88,361	$—
Additions	19,053	151,476
Less amounts amortized	(15,044)	(63,115)

Total deferred product manufacturing costs	$92,370	$88,361

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
OTC Partners Alliance Agreements
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	Nine Months	Inception
	Ended	Through
(in $000’s)	September 30,	Dec 31,
Deferred revenue	2009	2008
Beginning balance	$21,044	$—
Additions:
Upfront fees and milestone payments	—	8,436
Cost-sharing and other	—	1,642
Product-related deferrals	1,787	81,866

Total additions	$1,787	$91,944

Less: amount recognized:
Upfront fees and milestone payments	(207)	(7,469)
Cost-sharing and other	(84)	(1,438)
Product-related revenue	(4,964)	(61,993)

Total amount recognized	(5,255)	(70,900)

Total deferred revenue	$17,576	$21,044

	Nine Months	Inception
(in $000’s)	Ended	Through
Deferred product	September 30,	Dec 31,
manufacturing costs	2009	2008
Beginning balance	$18,361	$—
Additions:	1,800	75,941
Less: amount amortized:	(4,706)	(57,580)

Total deferred product manufacturing costs	$15,455	$18,361

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
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

Inception
Through
(in $000’s)	April
Deferred revenue	2008
Beginning balance	$—
Additions:
Upfront fees and milestone payments	10,000
Product-related deferrals	152,447

Total additions	$162,447

Less: amounts recognized:
Upfront fees and milestone payments	(10,000)
Product-related revenue	(152,447)

Total amount recognized	(162,447)

Total deferred revenue	$—

Inception
(in $000’s)	Through
Deferred product	April
manufacturing costs	2008
Beginning balance	$—
Additions:	29,044
Less: amount amortized:	(29,044)

Total deferred product manufacturing costs	$—

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Joint Development Agreement with Medicis Pharmaceutical Corporation
The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatological products. The Company received a $40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received two $5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, and has the potential to receive up to $13,000,000 of contingent additional payments upon achievement of certain specified clinical and regulatory milestones.
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the Joint Development Agreement with Medicis:

	Nine Months	Inception
	Ended	Through
(in $000’s)	September 30,	Dec 31,
Deferred revenue	2009	2008
Beginning balance	$39,167	$—
Additions:
Upfront fees and milestone payments	10,000	40,000
Product-related deferrals	—	—

Total additions	$10,000	$40,000

Less: amounts recognized:
Upfront fees and milestone payments	(8,406)	(833)
Product-related revenue	—	—

Total amount recognized	(8,406)	(833)

Total deferred revenue	$40,761	$39,167

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Shire Laboratories Promotional Services Agreement
In January 2006, the Company entered into a Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Shire Agreement”), under which the Company was engaged to perform physician detailing sales calls in support of Shire’s Carbatrol product. The Company was obligated to perform the detailing sales calls for a period of three years which began on July 1, 2006 and ended on June 30, 2009. The Shire Agreement required Shire to pay the Company a sales force fee of up to $200,000 annually for each of as many as 66 sales force members. The Company recognized $ 6,508,000 and $9,728,000 in sales force fee revenue for the nine months ended September 30, 2009 and 2008, respectively, under the Shire Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the statement of operations.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Agreements with Wyeth
Co-Promotion Agreement
The Company entered into a three year Co-Promotion Agreement with Wyeth, under which the Company will perform physician detailing sales calls for a Wyeth product to neurologists, which commenced on July 1, 2009. Wyeth will pay the Company a service fee, subject to an annual cost adjustment, during the life of the Co-Promotion Agreement for each physician detailing sales call, and an “incentive fee” for each prescription by neurologists in excess of a certain minimum threshold. During the term of the Co-Promotion Agreement, the Company is required to complete a minimum and maximum number of physician detailing sales calls. Wyeth is responsible for providing sales training to the Company’s sales force. Wyeth owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the sales force fee revenue as the related services are performed and the performance obligations are met. The incentive fee revenue, if any, will be recognized if and when such fees are earned. The Company recognized $3,499,000 and $0 in sales force fee revenue for the nine months ended September 30, 2009 and 2008, respectively, under the Co-Promotion Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the statement of operations.
Settlement and Release Agreement
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
License Agreement
In June 2008, the Company and Wyeth also entered into a License Agreement whereby Wyeth granted to the Company a non-exclusive license, allowing the Company the right (but not the obligation) to manufacture and market the Company’s generic venlafaxine product in the United States of America. The license effective date is expected to be on or about June 1, 2011. The Company will pay Wyeth a royalty fee on the sale of its generic venlafaxine product under the license, computed as a percentage of gross profits, as defined in the License Agreement. The license royalty fee term begins with the license effective date and ends on the expiration of the Wyeth patents covered by the License Agreement. The Company is solely responsible for manufacturing and marketing its generic venlafaxine product. If the Company chooses to manufacture its generic product, sales of such generic venlafaxine product will be to unrelated third-party customers in the ordinary course of business through its Global Division Global Products sales channel. The Company will account for the sale of its generic venlafaxine product as current period revenue according to the Company’s revenue recognition policy applicable to its Global Division Global Products. The license royalty payments to Wyeth will be accounted for as current period cost of goods sold. Through September 30, 2009, the Company had not commenced sales of its generic venlafaxine product.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
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
In May 2009, the Company received a $50,000 milestone payment from Putney upon completion of successful pivotal bioequivalence studies. The Company has the potential to receive a $50,000 contingent additional milestone payment upon final FDA approval of an Abbreviated New Animal Drug Application (“ANADA”). To the extent the ANADA is approved by the FDA, the Company will be the exclusive manufacturer of the product, while Putney will have exclusive rights to market and sell the product in the United States. Putney will pay the Company a profit share on any sales of the new product.
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
Total share-based compensation expense recognized in the consolidated statement of operations was as follows:

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
(in $000’s)	2009	2008	2009	2008

Manufacturing expenses	$409	$352	$1,145	$1,202
Research and development	655	541	1,906	1,713
Selling, general & administrative	922	485	2,128	1,543

Total	$1,986	$1,378	$5,179	$4,458

The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share
Outstanding at December 31, 2008	8,280,240	$10.53

Options granted	1,803,196	$6.06
Options exercised	(1,068,177)	$3.32
Options forfeited	(1,337,827)	$13.85

Outstanding at September 30, 2009	7,677,432	$9.90

Vested and expected to vest at September 30, 2009	7,659,816	$10.02

Options exercisable at September 30, 2009	4,456,968	$11.29

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
A summary of the Company’s non-vested restricted stock awards is presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value
Non-vested at December 31, 2008	399,716	$10.30
Granted	629,152	$6.03
Vested	(42,800)	$9.08
Forfeited	(18,598)	$7.77

Non-vested at September 30, 2009	967,470	$7.53

13. SHARE-BASED COMPENSATION (continued)
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
As of September 30, 2009, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $18,830,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.4 years. The intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $2,970,000 and $1,742,000, respectively. The total fair value of restricted shares which vested during the nine months ended September 30, 2009 and 2008 was $389,000 and $0, respectively. In May 2009, the Company’s stockholders approved an increase of 1,900,000 in the number of shares available for issuance of equity incentive awards including, stock options, restricted stock awards, and stock appreciation rights under the Company’s 2002 Plan. As of September 30, 2009, the Company had 2,279,954 shares available for issuance of equity incentive awards.

14. STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the nine months ended September 30, 2009 and 2008, the Company did not issue any preferred stock.
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
A reconciliation of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
(in $000’s except per share amounts)	2009	2008	2009	2008

Numerator:
Net income (loss)	$6,685	$(10,530)	$11,917	$7,018

Denominator:
Weighted average common shares outstanding	60,559,064	59,166,319	60,130,608	58,993,633

Effect of dilutive options and common stock purchase warrants	688,636	—	536,619	1,820,074

Diluted weighted average common shares outstanding	61,247,700	59,166,319	60,667,227	60,813,707

Basic net income per share	$0.11	$(0.18)	$0.20	$0.12

Diluted net income per share	$0.11	$(0.18)	$0.20	$0.12

For the three months ended September 30, 2009 and 2008, the Company excluded 5,859,308 and 5,544,901, respectively, and for the nine months ended September 30, 2009 and 2008, the Company excluded 7,133,607 and 5,440,101, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.
FASB ASC Topic 260 provides accounting guidance on the treatment of contingently convertible instruments in the calculation of diluted earnings per share. The guidance indicates contingently convertible instruments should be included in diluted earnings per share, regardless of whether the market price trigger (i.e. the contingency) has been met. With respect to the Company’s 3.5% Debentures, however, as the principal portion must be paid in cash, FASB ASC Topic 260 prohibits the use of the “if-converted” method, but rather proscribes a “treasury stock method” approach to computing potential common shares issuable, wherein the “conversion spread value” functions as the “proceeds” to be used to determine the number of potential common shares issuable given an average share price during the period. With respect to a conversion premium which may be settled in either cash or stock, under FASB ASC Topic 260, diluted earnings per share is computed wherein the diluted earnings per share denominator is adjusted for the conversion premium potential common shares issuable, provided however, such adjustment to the diluted earnings per share denominator has a more dilutive effect compared to adjustment to the corresponding numerator (i.e. income available to common shareholders). Such determination of the greater dilutive effect is required to be performed for each reporting period. With respect to the Company’s 3.5% Debentures potential conversion premium, the adjustment has been to the “numerator” — i.e. the inclusion of the 3.5% Debentures interest expense in the computation of income available to common shareholders, as it has a more dilutive effect than adjustment to the diluted earnings per share denominator, as the conversion spread value of the Company’s 3.5% Debentures has been negative — i.e. the average share price has been less than the conversion price. Accordingly, adjustment to the diluted earnings per share denominator is not necessary.

16. COMPREHENSIVE INCOME

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
(in $000’s)	2009	2008	2009	2008

Net income (loss)	$6,685	$(10,530)	$11,917	$7,018
Currency translation adjustments	351	(905)	380	(659)

Comprehensive income	7,036	(11,435)	12,297	6,359

Comprehensive income attributable to the noncontrolling interest	—	—	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$7,036	$(11,435)	$12,297	$6,359

17. SEGMENT INFORMATION
The Company has two reportable segments, the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Company currently markets and sells product within the continental United States and the Commonwealth of Puerto Rico.
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

17. SEGMENT INFORMATION (continued)
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2009	Division	Division	and Other	Company
Revenue, net	$61,447	$3,499	$—	$64,946
Cost of revenue	25,098	2,957	—	28,055
Research and development	8,909	6,334	—	15,243
Patent Litigation	1,647	—	—	1,647
Income (loss) before provision for income taxes	$23,232	$(6,553)	$(6,499)	$10,180

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2008	Division	Division	and Other	Company
Revenue, net	$33,536	$3,238	$—	$36,774
Cost of revenue	19,296	3,000	—	22,296
Research and development	12,253	3,935	—	16,188
Patent Litigation	1,876	—	—	1,876
Income (loss) before provision for income taxes	$(4,246)	$(4,235)	$(9,899)	$(18,380)

(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2009	Division	Division	and Other	Company
Revenue, net	$172,268	$10,007	$—	$182,275
Cost of revenue	72,339	9,250	—	81,589
Research and development	28,761	17,983	—	46,744
Patent Litigation	4,058	—	—	4,058
Income (loss) before provision for income taxes	$59,482	$(19,754)	$(21,438)	$18,290

(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2008	Division	Division	and Other	Company
Revenue, net	$155,648	$9,728	$—	$165,376
Cost of revenue	58,046	8,332	—	66,378
Research and development	31,745	11,530	—	43,275
Patent Litigation	4,827	—	—	4,827
Income (loss) before provision for income taxes	$51,754	$(12,013)	$(26,962)	$12,779

18. COMMITMENTS AND CONTINGENCIES
Purchase Order Commitments
As of September 30, 2009, the Company had approximately $26,034,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.
Taiwan Facility Construction
The Company currently has under construction a facility in Taiwan to be utilized for manufacturing, research and development, warehouse, and administrative space, from which the Company plans to begin product shipments in 2010. In conjunction with the construction of the Company’s Taiwan facility, as of September 30, 2009, the Company has entered into several contracts aggregating approximately $16,600,000, of which approximately $1,400,000 of commitments remain outstanding. Through September 30, 2009, the Company has cumulatively capitalized interest expense of $596,000 in conjunction with the construction of the Company’s Taiwan facility.

19. LEGAL AND REGULATORY MATTERS
Patent Litigation
There is substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products which are the subject of conflicting patent and intellectual property claims. One or more patents typically cover most of the brand name products for which the Company is developing generic versions.
Under federal law, when a drug developer files an ANDA for a generic drug, seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and /or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 day period, the FDA can review and tentatively approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic, or 30 months from the date the notice was received, whichever is sooner. Lawsuits have been filed against the Company in connection the Company’s Paragraph IV certifications.
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
Endo Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Oxymorphone)
In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against the Company in the U.S. District Court for the District of Delaware, requesting a declaration the Company’s Paragraph IV Notices with respect to the Company’s ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to the Company’s amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases have subsequently been transferred to the U.S. District Court for the District of New Jersey. The Company has filed an answer and counterclaims. Discovery is proceeding, and a Markman hearing is scheduled for December 21, 2009. Although no trial date has been set, a final pretrial conference is scheduled for March 8, 2010.

19. LEGAL AND REGULATORY MATTERS (continued)
Impax Laboratories, Inc. v. Medicis Pharmaceutical Corp. (Minocycline)
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
Boehringer Ingelheim Pharmaceuticals, et al. v. Impax Laboratories, Inc. (Tamsulosin)
In July 2008, Boehringer Ingelheim Pharmaceuticals Inc. and Astellas Pharma Inc. (together, “Astellas”) filed a complaint against the Company in the U.S. District Court for the Northern District of California, alleging patent infringement in connection with the filing of the Company ANDA relating to Tamsulosin Hydrochloride Capsules, 0.4 mg, generic to Flomax®. After filing its answer and counterclaim, the Company filed a motion for summary judgment of patent invalidity. The District Court conducted hearings on claim construction in May 2009, and summary judgment in June 2009. In October 2009, the parties announced they had entered a settlement agreement allowing the Company to launch its product no later than March 2, 2010. A stipulated consent judgment was entered by the Court and the case was dismissed.
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
The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)
In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. The Company has filed an answer and counterclaim. In October 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Galderma against another generic drug manufacturer that has filed an ANDA relating to this product and proceedings in this case were stayed.
Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. Abbott Laboratories and Laboratoires Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratoires Fournier S.A. filed separate suits against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. The Company has not yet filed its answer in either suit.

19. LEGAL AND REGULATORY MATTERS (continued)
Other Litigation Related to Our Business
Axcan Scandipharm Inc. v. Ethex Corp, et al. (Lipram UL)
In May 2007, Axcan Scandipharm Inc., a manufacturer of the Ultrase® line of pancreatic enzyme products, brought suit against the Company in the U.S. District Court for the District of Minnesota, alleging the Company engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the marketing and sale of the Company’s now-discontinued Lipram UL products. The suit seeks actual and consequential damages, including lost profits, treble damages, attorneys’ fees, injunctive relief and declaratory judgments to prohibit the substitution of Lipram UL for prescriptions of Ultrase®. The District Court granted in part and denied in part the Company’s motion to dismiss the complaint, as well as the motion of co-defendants Ethex Corp. and KV Pharmaceutical Co., holding any claim of false advertising pre-dating June 1, 2001, is barred by the statute of limitations. The Company has answered the complaint, and discovery is proceeding. A trial ready date is set for July 1, 2010.
Securities Litigation
The Company, its Chief Executive Officer and several former officers and directors were defendants in several class actions filed in the United States District Court for the Northern District of California, all of which were consolidated into a single action. These actions, brought on behalf of all purchasers of the Company’s common stock between May 5 and November 3, 2004, sought unspecified damages and alleged that the Company and the individual defendants, in violation of the antifraud provisions of the federal securities laws, had artificially inflated the market price of the Company’s common stock during that period by filing false financial statements for the first and second quarters of 2004, based upon the subsequent restatement of its results for those periods. On January 28, 2009, the parties entered into an agreement settling the securities class actions. Under the terms of the settlement, plaintiffs agreed to dismissal of the actions with prejudice, and defendants, without admitting the allegations or any liability, agreed to pay the plaintiff class $9,000,000, of which the Company paid approximately $3,400,000, with the remaining balance paid by the Company’s directors and officers’ liability insurance policy.

19. LEGAL AND REGULATORY MATTERS (continued)
Budeprion XL Litigation
In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana and North Carolina styled, respectively, Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.), and Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C Superior Crt., Hanover County), and in federal courts in Pennsylvania, Florida, and Texas styled, respectively, Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.), Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.), Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.) , Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK), and Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases has been filed. The Company believes the lawsuits are without merit and intends to vigorously defend against them.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected (unaudited) financial information for the quarterly period noted is as follows:

	2009 Quarters Ended:
(in $000’s except per share amounts)	March 31	June 30	September 30
Revenue:
Global product sales, gross	$78,696	$81,764	$82,514
Less:
Chargebacks	22,638	24,844	21,265
Rebates	10,819	13,425	9,411
Returns	3,256	3,100	2,030
Other credits	2,862	3,008	3,172

Global product sales, net	39,121	37,387	46,636

Private label product sales	1,297	2,220	1,752
Rx Partner	10,736	11,119	8,328
OTC Partner	1,858	1,628	1,769
Research Partner	2,611	2,833	2,962
Promotional Partner	3,284	3,224	3,499
Other	6	5	—

Total revenues	58,913	58,416	64,946

Gross profit	32,663	31,132	36,891

Net income	$2,219	$3,013	6,685

Net income per share (basic)	$0.04	$0.05	0.11

Net income per share (diluted)	$0.04	$0.05	0.11

Weighted Average: common shares outstanding:
Basic	59,711,133	60,112,308	60,559,064

Diluted	60,222,215	60,552,344	61,247,700

Quarterly computations of (unaudited) net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)
Selected (unaudited) financial information for the quarterly periods noted is as follows:

	2008 Quarters Ended:
(in $000’s except per share amounts)	March 31	June 30	September 30
Revenues:
Global product sales, gross	$38,401	$45,064	$41,714
Less:
Chargebacks	9,233	11,033	13,770
Rebates	4,191	5,190	4,173
Returns	946	1,381	1,478
Other credits	1,052	1,474	2,213

Global product sales, net	22,979	25,986	20,080

Private label product sales	478	639	629
Rx Partner	18,805	43,870	9,424
OTC Partner	4,409	4,932	3,398
Research Partner	—	—	—
Promotional Partner	3,252	3,238	3,238
Other	7	7	5

Total revenues	49,930	78,672	36,774

Gross profit	26,552	57,968	14,478

Net income (loss)	$460	$17,088	(10,530)

Net income (loss) per share (basic)	$0.01	$0.29	(0.18)

Net income (loss) per share (diluted)	$0.01	$0.28	(0.18)

Weighted average common shares outstanding:
Basic	58,833,979	58,978,703	59,166,319

Diluted	61,126,768	60,584,709	59,166,319

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

Overview
We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of October 27, 2009, we manufactured and marketed 81 generic pharmaceuticals, which represent dosage variations of 27 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of four different pharmaceutical compounds are marketed by our alliance agreement partners. We have 27 applications pending at the FDA, including 5 tentatively approved by FDA, and 48 other products in various stages of development for which applications have not yet been filed.
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
The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address central nervous system “CNS” disorders. The Impax Division is also engaged in the co-promotion of products developed by unrelated third-party pharmaceutical entities through our direct sales force focused on marketing to physicians (referred to as “physician detailing sales calls”) in the CNS community.
Our total revenues for the three and nine months ended September 30, 2009 and 2008 were predominantly derived from our Global Division. See “Part I: Financial Information — Item 1: Financial Statements — Note 17 to the unaudited interim consolidated financial statements for financial information about our segments for the three and nine months ended September 30, 2009 and 2008. We sell our products within the continental United States and the Commonwealth of Puerto Rico. We have no sales in foreign countries.
Global Product Sales, net. We recognize revenue from direct sales in accordance with SEC Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition” (“SAB 104”). Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Provisions for estimated discounts, rebates, chargebacks, returns and other adjustments are provided for in the period the related sales are recorded.
Private Label Sales. We recognize revenue from direct sales in accordance with SAB 104. Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or “the Codification”) Topic 605.
Rx Partner and OTC Partner. Each of our alliance agreements involves multiple deliverables in the form of products, services or licenses over extended periods. FASB ASC Topic 605 supplemented SAB 104 for accounting for such multiple deliverable arrangements. With respect to our multiple deliverable arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement utilizing a modified proportional performance method. Under this method the amount recognized in the period of initial recognition is based upon the number of years elapsed under the agreement relative to the estimated life of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of estimated agreement years. The balance of the amount realized is recognized in equal amounts in each of the remaining years. Thus, for example, with respect to profit share or royalty payment reported by a strategic partner during the third year of an agreement with an estimated life of 18 years, 3 / 18 of the amount reported is recognized in the year reported and 1/18 of the amount is recognized during each of the remaining 15 years. A fuller description of our analysis under FASB ASC Topic 605 and the modified proportional performance method is set forth in Part I: Financial Information — Item 1: Financial Statements — Note 2 to Unaudited Interim Consolidated Financial Statements.

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
Promotional Partner. We have entered into promotional services agreements with other pharmaceutical companies under which we provide physician detailing sales calls to promote certain of those companies’ branded drug products. In exchange for our services we receive fixed sales force fees and are eligible for contingent payments based upon the number of prescriptions filled for the product. We recognize revenue from sales force fees as the services are provided and the performance obligations are met and from contingent payments at the time they are earned.
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
In addition, we have exposure to many different industries and counterparties, including our partners under our alliance, research, and promotional services agreements, suppliers of raw chemical and packaging materials, drug wholesalers and other customers who may be or become financially unstable in the current economic environment. Any such instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us.

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
The following table is a roll-forward of the activity in the chargeback reserve for the nine months ended September 30, 2009 and the year ended December 31, 2008:

(in $000’s)	September 30,	December 31,
Chargeback reserve	2009	2008

Beginning balance	$4,056	$2,977
Provision recorded during the period	68,747	50,144
Credits issued during the period	(66,781)	(49,065)

Ending balance	$6,022	$4,056

Provision as a percent of Global product sales, gross	28%	28%

The provision for chargebacks, as a percent of Global product sales, gross was consistent period-over-period.

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
The following table is a roll-forward of the activity in the rebate reserve for the nine months ended September 30, 2009 and the year December 31, 2008:

(in $000’s)	September 30,	December 31,
Rebate reserve	2009	2008

Beginning balance	$4,800	$3,603
Provision recorded during the period	33,655	20,361
Credits issued during the period	(30,034)	(19,164)

Ending balance	$8,421	$4,800

Provision as a percent of Global product sales, gross	14%	11%

The increase in the provision for rebates, as a percent of Global product sales, gross was the result of increasing price competition for generic drugs sold through our Global Division’s Global Products sales channel. Reductions in the selling prices of our generic products sold through this channel frequently take the form of larger rebate credits issued to drug-store chains as well as other customers who are not wholesalers. In addition, during the current period one of our customers earned a special rebate which totaled $2.6 million, and excluding such amount, the provision for rebates as a percent of Global product sales, gross would have been approximately 13% for the nine months ended September 30, 2009.

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
The following table is a roll-forward of the activity in the accrued product returns for the nine months ended September 30, 2009 and the year ended December 31, 2008:

(in $000’s)	September 30,	December 31,
Returns Reserve	2009	2008

Beginning balance	$13,675	$14,261
Provision related to sales recorded in the period	8,386	5,719
Credits issued during the period	(2,771)	(6,305)

Ending balance	$19,290	$13,675

Provision as a percent of Global product sales, gross	4%	3%

The change in the provision for returns, as a percent of Global product sales, gross, was de minimis period over period.

Medicaid. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $857,000 and $584,000 as of September 30, 2009 and December 31, 2008, respectively. Medicaid payments have been less than 0.5% of Global product sales, gross. Differences between our estimated and actual payments made have been de minimis.
Shelf-Stock Adjustments. When, based on market conditions, we reduce the selling price of a product; we may choose to issue a shelf-stock adjustment credit to customers, the amount of which is typically derived from the level of a specific product held by the customer, who agrees to continue to purchase the product from us. Such a credit is referred to as a shelf-stock adjustment, which is the difference between the invoiced gross sales price and the revised lower gross sales price, multiplied by an estimate of the number of product units in the customer’s inventory. The primary factors we consider when estimating a reserve for a shelf-stock adjustment include the per-unit credit amount and an estimate of the level of inventory held by the customer. The accrued reserve for shelf-stock adjustments totaled $187,000 and $572,000 as of September 30, 2009 and December 31, 2008, respectively. Differences between our estimated and actual credits issued for shelf stock adjustments have been de minimis.
Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $301,000 and $828,000 at September 30, 2009 and December 31, 2008, respectively.

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
Share-Based Compensation. We recognize the fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the Amended and Restated 2002 Equity Incentive Plan vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.
Income Taxes. We are subject to U.S. federal, state and local income taxes and Taiwan income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the results for GAAP financial reporting purposes and tax reporting purposes. During the year ended December 31, 2008, we recorded a valuation allowance related to the net operating losses generated by our wholly-owned subsidiary. In the nine months ended September 30, 2009, we reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. Based upon the changes in Taiwan tax law, we determined it was more likely than not the results of future operations of the wholly-owned subsidiary will generate sufficient taxable income to realize the deferred tax assets related to its net operating loss carryforward.
Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government securities, treasury bills, corporate bonds, short-term commercial paper, and high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at September 30, 2009. We had no debt outstanding as of September 30, 2009. Our only remaining debt instrument at September 30, 2009 was the Wachovia revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it.
Contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product liability. In accordance with FASB ASC Topic 450 — Contingencies, we record accruals for such loss contingencies when it is probable a liability will be incurred and the amount of loss can be reasonably estimated. We, in accordance with FASB ASC Topic 450, do not recognize gain contingencies until realized.

Goodwill — In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2008 and 2007, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Overview:
The following table sets forth summarized, consolidated total Company results of operations for the three months ended September 30, 2009 and 2008:

			Increase/
	Three Months Ended		(Decrease)
	September 30,	September 30,
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

Total revenues	$64,946	$36,774	$28,172	77%

Gross profit	36,891	14,478	22,413	155%

Income (loss) from operations	10,163	(18,128)	28,291	nm

Income (loss) before income taxes	10,180	(18,380)	28,560	nm
Provision for (benefit from) income taxes	3,495	(7,850)	11,345	nm

Net income (loss)	$6,685	$(10,530)	$17,215	nm

- nm	- not meaningful
Net Income
Net income for the three months ended September 30, 2009 was $6.7 million, an increase of $ 17.2 million as compared to a loss of $10.5 million for the three months ended September 30, 2008, resulting principally from increased Global product sales, net, lower selling, general and administrative expenses, and lower interest expense, net; partially offset by lower Rx Partner and OTC Partner revenue. As discussed throughout this section, we earned significant revenues and gross profit from sales of fenofibrate products during the three months ended September 30, 2009. Accordingly, any significant diminution of such product sales revenue and gross profit due to the resumption of competition or any other competitive reasons in future periods may materially and adversely affect our results of operations in such periods.

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
Global Division
The following table sets forth results of operations for the Global Division for the three months ended September 30, 2009 and 2008:

			Increase/
	Three Months Ended		(Decrease)
	September 30,	September 30,
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

Revenues:
Global product sales, net	$46,636	$20,080	$26,556	132%
Private Label product sales	1,752	629	1,123	179%
Rx Partner	8,328	9,424	(1,096)	(12)%
OTC Partner	1,769	3,398	(1,629)	(48)%
Research Partner	2,962	—	2,962	—
Other	—	5	(5)	(100)%

Total revenues	61,447	33,536	27,911	83%

Cost of revenues	25,098	19,296	5,802	30%

Gross profit	36,349	14,240	22,109	155%

Operating expenses:
Research and development	8,909	12,253	(3,344)	(27)%
Patent litigation	1,647	1,876	(229)	(12)%
Selling, general and administrative	2,561	4,357	(1,796)	(41)%

Total operating expenses	13,117	18,486	(5,369)	(29)%

Income (loss) from operations	$23,232	$(4,246)	$27,478	nm

- nm	- not meaningful

Revenues
Total revenues for the Global Division for the three months ended September 30, 2009, were $ 61.4 million, an increase of 83% over the same period in 2008. Global product sales, net, were $ 46.6 million, an increase of 132% over the same period in 2008 primarily due to sales of our fenofibrate products, a cholesterol-lowering drug. Our increased sales of this product in 2009 resulted from a general increase in demand for generic versions of cholesterol-lowering drugs combined with the September 2008 cessation of U.S. sales of fenofibrate products by another unrelated pharmaceutical company. At this time, we have no knowledge of if or when the unrelated pharmaceutical company, or other potential competitors, may enter the market to offer competing fenofibrate products. Such a development could result in lower sales of our fenofibrate products in such future period. If and when such a development were to occur, our results of operations may be materially and adversely affected including the Global Division’s (and thus the total company’s) Global product sales, net revenue, total revenue, and gross profit. Private label product sales were $1.8 million, an increase of 179% primarily due to sales of generic loratadine /pseudoephedrine as a result of a new supply agreement. Rx Partner revenues were $8.3 million, down 12%, primarily attributable to reduced sales of our generic Wellbutrin® XL 300mg. The reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition. OTC Partner revenues were $1.8 million, a decrease of 48%, primarily attributable to the expiration of our obligation to supply Schering-Plough with product on December 31, 2008. The loss of this revenue for the three months ended September 30, 2009, was only partially offset by revenue from Private Label product sales. Research Partner revenues were $3.0 million, and we had no such revenues during the same period in 2008, as the underlying agreement was entered into during the fourth quarter of 2008.
Cost of Revenues
Cost of revenues was $25.1 million for the three months ended September 30, 2009, an increase of 30% primarily related to the higher sales of our generic fenofibrate.
Gross Profit
Gross profit for the three months ended September 30, 2009 was $36.3 million or approximately 59% of total revenues, as compared to 42% of total revenue in the prior period. Gross profit in our Global Division was up $22.1 million primarily due to increases in sales of our generic fenofibrate products and to Research Partner profits of $3.0 million as we had no such profits during the prior year period.
Research and Development Expenses
Total research and development expenses for the three months ended September 30, 2009 were $ 8.9 million, a decrease of 27%. Generic project activity decreased $3.3 million primarily due to lower spending on bio-studies expenses of $1.2 million and bio-analytical expenses of $0.5 million, along with a $1.0 million decrease in expenses related to active pharmaceutical ingredient used in research activities.
Patent Litigation Expenses
Patent litigation expenses for the three months ended September 30, 2009 and 2008 were $1.7 million and $1.9 million, respectively, a decrease of $0.2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2009 were $2.6 million, a 41% decrease attributable principally to executive level severance paid in the prior period of $1.4 million, in addition to prior period strategic management consulting fees of $0.3 million which was not present in the current period.

Impax Division
The following table sets forth results of operations for the Impax Division for the three months ended September 30, 2009 and 2008:

			Increase/
	Three Months Ended		(Decrease)
	September 30,	September 30,
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

Promotional Partner revenue	$3,499	$3,238	261	8%
Cost of revenues	2,957	3,000	(43)	(1)%

Gross profit	542	238	304	128%

Operating expenses:
Research and development	6,334	3,935	2,399	61%
Selling, general and administrative	761	538	223	41%

Total operating expenses	7,095	4,473	2,622	59%

Loss from operations	$(6,553)	$(4,235)	(2,318)	(55)%

Revenues
Promotional Partner revenues were $3.5 million for the three months ended September 30, 2009, an increase of 8% compared to the same period in 2008. The change from the prior year period is primarily the result of the commencement of physician detailing services under our Co-Promotion Agreement with Wyeth on July 1, 2009, while the Promotional Services Agreement with Shire ended on June 30, 2009.
Cost of Revenues
Cost of revenues was $3.0 million for the three months ended September 30, 2009, with nominal change from the same period in 2008.
Gross Profit
Gross profit for the three months ended September 30, 2009 was $0.5 million, an increase of 128% attributed to the higher Promotional Partner revenues noted above.
Research and Development Expenses
Total research and development expenses for the three months ended September 30, 2009 were $6.3 million, an increase of 61%. Expenses related to our brand-product pipeline increased $2.4 million including an increase of $1.6 million on clinical studies and $0.8 million on additional research personnel.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $0.8 million, an increase of $0.2 million over the prior year period. There were no significant changes period-over-period.

Corporate and other
The following table sets forth Corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the three months ended September 30, 2009 and 2008:

			Increase/
	Three Months Ended		(Decrease)
	September 30,	September 30,
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

General and administrative expenses	$6,516	$9,647	(3,131)	(32)%

Loss from operations	(6,516)	(9,647)	3,131	32%

Other income (expense), net	22	(4)	26	nm
Interest income	180	723	(543)	(75)%
Interest expense	(185)	(971)	(786)	(81)%
Provision for (benefit from) income taxes	$3,495	$(7,850)	11,345	nm

- nm	- not meaningful
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2009 were $6.5 million, a 32% decrease attributable principally to a decrease in professional fees of $1.7 million, $0.7 million related to the adjustment of accrued settlement-related charges in conjunction with the August 2009 repayment-in-full of a subordinated promissory note, and $0.7 million lower employment-related expenses. The professional fee decrease included $2.5 million related to the completion of the examination and review of our financial statements in conjunction with the filing of our registration statement on Form 10 with the SEC in the prior period, partially offset by an increase in general corporate legal expenses of $0.8 million, primarily attributable to an ongoing litigation defense.
Other income (expense), net
Other income (expense), net was minimal for the three months ended September 30, 2009 and 2008.
Interest Income
Interest income in the third quarter of 2009 declined $0.5 million to $0.2 million, compared to the prior year period due to lower overall interest rates and lower average cash and short-term investment balances. The lower average cash and short-term investment balances in the three months ended September 30, 2009 resulted primarily from the use of cash and short-term investments to repurchase, on the holders’ June 15, 2009 prepayment option date, the $12.75 million remaining outstanding balance of our 3.5% convertible senior subordinated debentures, otherwise due in June 2012 (“3.5% Debentures”) and the August 2009 $6.9 million repayment-in-full of a subordinated promissory note.
Interest Expense
Interest expense in the third quarter of 2009 declined $0.8 million to $0.2 million, compared to the prior year period due to reduced amounts of average debt outstanding as a result of the June 2009 repurchase of the remaining balance of the 3.5% Debentures and the August 2009 repayment-in-full of a subordinated promissory note, as noted above in the discussion of Interest Income for the three months ended September 30, 2009.

Income Taxes
During the three months ended September 30, 2009, we recorded a tax provision of $3.3 million for federal and state income taxes, and an accrual for uncertain tax positions of $0.2 million. In the three months ended September 30, 2008, we recorded a tax benefit of $7.9 million, which did not include an accrual for uncertain tax positions. The total amount of unrecognized tax benefits was $8.5 million as of September 30, 2009. The tax provision for the three months ended September 30, 2009 included the effect of the research and development tax credit, which was reinstated on October 3, 2008, for a two year period retroactive to January 1, 2008. The tax provision for the three months ended September 30, 2008 did not include the effect of the research and development tax credit. A tax benefit was recorded for the three months ended September 30, 2008, resulting from such period’s loss before taxes. The effective tax rate of 34% for the three months ended September 30, 2009 was lower than the effective tax rate of 43% for the three months ended September 30, 2008, resulting principally from the research and development credit related to increased levels of qualified research expenditures in both our generic and brand research and development activities.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Overview:
The following table sets forth summarized, consolidated total Company results of operations for the nine months ended September 30, 2009 and 2008:

			Increase/
	Nine Months Ended		(Decrease)
	September 30,	September 30,
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

Total revenues	$182,275	$165,376	$16,899	10%
Gross profit	100,686	98,998	1,688	2%

Income from operations	18,284	13,849	4,435	32%

Income before income taxes	18,290	12,779	5,511	43%
Provision for income taxes	6,373	5,761	612	11%

Net income	$11,917	$7,018	$4,899	70%

Net Income
Net income for the nine months ended September 30, 2009 was $11.9 million, an increase of $ 4.9 million, or 70%, as compared to net income of $7.0 million for the nine months ended September 30, 2008, resulting principally from increased Global product sales, net, lower selling, general and administrative expenses and a reduced overall effective tax rate, partially offset by a decrease in Rx Partner revenue and OTC Partner revenue, and higher research and development expenses. As discussed throughout this section, we earned significant revenues and gross profit from sales of fenofibrate products during the nine months ended September 30, 2009. Accordingly, any significant diminution of such product sales revenue and gross profit due to the resumption of competition or any other competitive reasons in future periods may materially and adversely affect our results of operations in such periods. Additionally, as discussed below, the decrease in Rx Partner revenue was the result of the cessation of the sale of our generic version of OxyContin® pursuant to a litigation settlement agreement in 2008. The cessation of the sale of our generic version of OxyContin®, and no revenue in the nine months ended September 30, 2009 as compared to the same period in 2008, has materially affected the Rx Partner revenues for the nine months ended September 30, 2009, and the loss of this revenue may materially affect our Rx Partner revenue in the future.

Global Division
The following table sets forth results of operations for the Global Division for the nine months ended September 30, 2009 and 2008:

			Increase/
	Nine Months Ended		(Decrease)
	September 30,	September 30,
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

Revenues:
Global product sales, net	$123,144	$69,044	$54,100	78%
Private Label product sales	5,269	1,747	3,522	202%
Rx Partner	30,183	72,099	(41,916)	(58)%
OTC Partner	5,255	12,739	(7,484)	(59)%
Research Partner	8,406	—	8,406	—
Other	11	19	(8)	(42)%

Total revenues	172,268	155,648	16,620	11%

Cost of revenues	72,339	58,046	14,293	25%

Gross profit	99,929	97,602	2,327	2%

Operating expenses:
Research and development	28,761	31,745	(2,984)	(9)%
Patent litigation	4,058	4,827	(769)	(16)%
Selling, general and administrative	7,628	9,276	(1,648)	(18)%

Total operating expenses	40,447	45,848	(5,401)	(12)%

Income from operations	$59,482	$51,754	7,728	15%

Revenues
Total Global Division revenues for the nine months ended September 30, 2009, were $172.3 million, an increase of 11% over the same period in 2008. Global product sales, net, were $123.1 million, an increase of 78% primarily due to sales of our fenofibrate products, a cholesterol-lowering drug. Our increased sales of this product in 2009 resulted from a general increase in demand for generic versions of cholesterol-lowering drugs combined with the September 2008 cessation of U.S. sales of fenofibrate products by another unrelated pharmaceutical company. At this time, we have no knowledge of if or when the unrelated pharmaceutical company, or other potential competitors, may enter the market to offer competing fenofibrate products. Such a development could result in lower sales of our fenofibrate products in such future period. If and when such a development were to occur, our results of operations may be materially and adversely affected including the Global Division’s (and thus the total company’s) Global product sales, net revenue, total revenue, and gross profit. Private label product sales were $5.3 million, an increase of 202% primarily due to sales of generic loratadine /pseudoephedrine as a result of a new supply agreement. Rx Partner revenues were $30.2 million, down 58%, primarily attributable to reduced sales of generic OxyContin® and our generic Wellbutrin® XL 300mg. While the reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition, the decrease in our sales of generic OxyContin® resulted from a litigation settlement agreement. In this regard, our generic OxyContin® product was one of only two generic versions of OxyContin® in the marketplace during the second and fourth quarters of 2007 and in January 2008, when we ceased further sales of this product. The period-over-period comparison of Rx Partner revenue was principally impacted by the absence in the nine months ended September 30, 2009 of revenue recognized from sales of generic OxyContin® under the DAVA Agreement which ended in January 2008. During the nine months ended September 30, 2009 and 2008, revenue recognized from the sale of generic OxyContin® under the DAVA Agreement was $0 and $40.8 million, respectively. The cessation of the sale of our generic version of OxyContin®, and no revenue in the nine months ended September 30, 2009 as compared to the same period in 2008, materially affected the Rx Partner revenues for the nine months ended September 30, 2009 (as discussed above), and the loss of this revenue may materially affect our Rx Partner revenue (and therefore our total revenue) and resulting gross profit in the future. OTC Partner revenues were $ 5.3 million, a decrease of 59%, primarily attributable to the expiration of our obligation to supply Schering-Plough with product on December 31, 2008. The loss of this revenue for the nine months ended September 30, 2009, was only partially offset by revenue from Private Label product sales. Research Partner revenues were $8.4 million, and we had no such revenues during the same period in 2008, as the underlying agreement was entered into during the fourth quarter of 2008.

Cost of Revenues
Cost of revenues was $ 72.3 million for the nine months ended September 30, 2009, an increase of 25% primarily related to the higher sales of our generic fenofibrate.
Gross Profit
Gross profit for the nine months ended September 30, 2009 was $ 99.9 million or approximately 58% of total revenues, as compared to 63% of total revenue in the prior period. Gross profit in our Global Division increased primarily due to an increase in our generic fenofibrate product line margins offset by lower Rx Partner revenue due to the cessation, in the prior year period, of sales of our generic version of OxyContin®, as well as lower manufacturing efficiencies, and an increase in inventory carrying-value reserves.
Research and Development Expenses
Total research and development expenses for the nine months ended September 30, 2009 were $ 28.8 million, a decrease of 9%. Generic project activity decreased $ 3.0 million primarily due to decreased spending on bioequivalence studies and outside development of $ 1.3 million, and a $ 1.7 million decrease in legal fees related to patent expenses.
Patent Litigation Expenses
Patent litigation expenses for the nine months ended September 30, 2009 and 2008 were $ 4.1 million and $ 4.8 million, respectively, a decrease of $ 0.7 million, principally resulting from lower overall expenses as a result of the settlement of one litigation matter which was active during the first nine months of 2008 and two other litigation matters which were active during the first half of 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2009 were $ 7.6 million, an 18% decrease attributable principally to a $ 1.4 million charge for severance expenses related to the separation of an executive-level employee in the prior year period, and lower donated product expenses of $ 0.4 million.

Impax Division
The following table sets forth results of operations for the Impax Division for the nine months ended September 30, 2009 and 2008:

			Increase/
	Nine Months Ended		(Decrease)
	September 30,	September 30,
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

Promotional Partner revenue	$10,007	$9,728	279	3%
Cost of revenues	9,250	8,332	918	11%

Gross profit	757	1,396	(639)	(46)%

Operating expenses:
Research and development	17,983	11,530	6,453	56%
Selling, general and administrative	2,528	1,879	649	35%

Total operating expenses	20,511	13,409	7,102	53%

Loss from operations	$(19,754)	$(12,013)	(7,741)	(64)%

Revenues
Promotional Partner revenues were $ 10.0 million for the nine months ended September 30, 2009 an increase of 3% compared to $9.7 million for the nine months ended September 30, 2008. The change from the prior year period is primarily the result of the commencement of physician detailing services under our Co-Promotion Agreement with Wyeth on July 1, 2009, while the Promotional Services Agreement with Shire ended on June 30, 2009.
Cost of Revenues
Cost of revenues was $ 9.3 million for the nine months ended September 30, 2009 an increase of 11% from the same period in the prior year related to higher sales force expenses. The increase was primarily the result of credits in the prior period results for incentive compensation payments which were not earned; these credits are not present in the current period results.
Gross Profit
Gross profit for the nine months ended September 30, 2009 was $ 0.8 million a decrease of 46% attributed to the higher sales force compensation expenses noted above.
Research and Development Expenses
Total research and development expenses for the nine months ended September 30, 2009 were $ 18.0 million, an increase of 56%. Expenses related to our brand-product pipeline increased $ 6.5 million including an increase of $ 3.0 million on clinical studies, $ 2.2 related to higher spending on additional research personnel, $ 0.4 million on consulting services and $ 0.3 million on research supplies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2009 were $ 2.5 million, a 35% increase attributable principally to the addition of executive level personnel.

Corporate and other
The following table sets forth Corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the nine months ended September 30, 2009 and 2008:

			Increase/
	Nine Months Ended		(Decrease)
	September 30,	September 30,
(in $000’s)	2009	2008	$	%
	(unaudited)	(unaudited)
		(as adjusted)

General and administrative expenses	$21,444	$25,892	(4,448)	(17)%

Loss from operations	(21,444)	(25,892)	4,448	17%

Change in fair value of common stock purchase warrant	—	59	(59)	(100)%
Other income, net	105	36	69	192%
Interest income	636	3,282	(2,646)	(81)%
Interest expense	(735)	(4,447)	(3,712)	(83)%
Provision for income taxes	$6,373	$5,761	612	11%
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2009 were $ 21.4 million, a 17% decrease attributable principally to a decrease in professional fees of $ 2.3 million related to the examination and review of our financial statements in conjunction with the filing of our registration statement on Form 10 with the SEC, lower management consulting fees of $ 1.0 million, and $ 0.7 million related to the adjustment of accrued settlement-related charges in conjunction with the August 2009 repayment-in-full of a subordinated promissory note.
Other income (expense), net
Other income (expense), net was $ 0.1 million for the nine months ended September 30, 2009, a nominal change from the same period in 2008.
Interest Income
Interest income for the nine months ended September 30, 2009 declined $ 2.6 million to $ 0.6 million, compared to the prior year period due to lower overall interest rates and lower average cash and short-term investment balances. The lower average cash and short-term investment balances in the nine months ended September 30, 2009 resulted from the use of cash and short-term investments to repurchase, on the holders’ June 15, 2009 prepayment option date, the $12.75 million remaining outstanding balance of our 3.5% Debentures and the August 2009 $6.9 million repayment-in-full of a subordinated promissory note.
Interest Expense
Interest expense for the nine months ended September 30, 2009 declined $ 3.7 million to $ 0.7 million, compared to the prior year period due to reduced amounts of average debt outstanding as a result of the June 2009 repurchase of our 3.5% Debentures and the August 2009 repayment-in-full of a subordinated promissory note, as noted above in the discussion of Interest Income for the nine months ended September 30, 2009.

Income Taxes
During the nine months ended September 30, 2009, we recorded a tax provision of $ 5.7 million for federal and state income taxes, and an accrual for uncertain tax positions of $ 0.7 million. In the nine months ended September 30, 2008, we recorded a tax provision of $ 5.8 million, which did not include an accrual for uncertain tax positions. The tax provision for the nine months ended September 30, 2009 included the effect of the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The tax provision for the nine months ended September 30, 2009 also included the effect of the research and development tax credit, which was reinstated on October 3, 2008, for a two year period retroactive to January 1, 2008. The tax provision for the nine months ended September 30, 2008 did not include the effect of the research and development tax credit. The effective tax rate of 35% for the nine months ended September 30, 2009 was lower than the effective tax rate of 45% for the nine months ended September 30, 2008, resulting principally from the research and development credit related to increased levels of qualified research expenditures in both our generic and brand research and development activities, as well as the reversal of the deferred tax valuation allowance at our wholly-owned subsidiary, as discussed above.

Liquidity and Capital Resources
We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our primary source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.
We expect to incur significant operating expenses, including expanded research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development expenses will be approximately $ 64.0 million and patent litigation expenses will be approximately $ 6.0 million to $ 7.0 million for the 12 months ending December 31, 2009. In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash. We also anticipate incurring capital expenditures of approximately $ 15.0 million during the 12 months ending December 31, 2009, of which $ 7.0 million relates to our capacity expansion in our Taiwan facility, with the balance principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California and our packaging and distribution facilities in the Commonwealth of Pennsylvania.
We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and /or licensing agreements, as well as the equity and /or debt capital markets to fund the planned capital expenditures, our research and development plans, and potential revenue shortfalls due to delays in new product introductions.
Cash and Cash Equivalents
At September 30, 2009, we had $ 47.6 million in cash and cash equivalents, a decrease of $ 21.7 million as compared to December 31, 2008. As more fully discussed below, the decrease in cash and cash equivalents during the nine months ended September 30, 2009 was primarily driven by $ 2.4 million of cash used in operations, which included the payment of $ 3.4 million related to the settlement of the securities class action, as well as the payment of $ 6.9 million to repay-in-full the remaining outstanding balance of a subordinated promissory note. The decrease in cash was also driven by $ 12.75 million used to repurchase, at the option of holders, the remaining outstanding balance of our 3.5% Debentures, and $ 8.4 million invested in property, plant and equipment.
Cash Flows
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008.
Net cash used in operating activities for the nine months ended September 30, 2009 was $ 2.4 million, a decrease of $ 22.9 million from net cash provided by operating activities in the prior year period.
The period-over-period decrease in net cash provided by operating activities resulted principally from a higher accounts receivable balance and the change in deferred income taxes. Accounts receivable increased to $ 61.5 million at September 30, 2009, resulting in a $ 18.4 million use of cash flows, compared to the same period in the prior year when accounts receivable provided a $ 13.4 million source of cash flows. The increased level of accounts receivable at September 30, 2009 was primarily the result of higher product sales. In addition, accounts receivable decreased during the nine months ended September 30, 2008 primarily as the result of lower profit share amounts receivable from our Rx Partners. A $ 11.4 million change in deferred income taxes, resulting principally from a lower deferred tax benefit corresponding to the lower net deferrals related to our alliance agreements, also contributed to the period-over-period change. The decrease in cash flows resulting from increases in accounts receivable and deferred income taxes was partially offset by both higher levels of accounts payable and accrued expenses, resulting in a $ 13.8 million period-over-period increase in cash flows, as well as lower levels of prepaid and other assets, resulting in a period-over-period increase of $ 7.5 million in cash flows.

Net cash used in investing activities for the nine months ended September 30, 2009, amounted to $ 10.2 million, an increase of $ 42.3 million in net cash used in investing activities, as compared to the $ 32.1 million source of cash flows from investing activities in the prior year period, with the change primarily due to a period-over-period $ 54.8 million net decrease in the sale of short-term investments, partially offset by $ 12.5 million in lower expenditures on property, plant and equipment. Net purchases of short-term investments during the nine months ended September 30, 2009 resulted in a $ 1.8 million use of cash flows, as compared to a $ 53.0 million source of cash flows provided by net maturities of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the nine months ended September 30, 2009 amounted to $ 8.4 million as compared to $ 20.9 million for the prior year period. The 2009 purchases of property, plant and equipment, included capital expenditures of approximately $ 1.8 million (of a total estimated investment of $ 25.0 million) for our Taiwan facility, of which construction is substantially completed. In addition, we expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business.
Net cash used in financing activities for the nine months ended September 30, 2009 was approximately $ 9.1 million, representing a decrease of $ 55.0 million in net cash used in financing activities, as compared to $ 64.1 million net cash used in financing activities for the prior year period. The period-over-period decrease in net cash used in financing activities was primarily due to repurchases of the 3.5% Debentures in August 2008 and September 2008, and in June 2009. During August 2008 and September 2008, at the request of the holders, we made aggregate cash payments of $ 59.9 million to repurchase, at a discount, an aggregate of $ 62.25 million in principal face value of our 3.5% Debentures. Additionally, during the prior year period, we made aggregate payments of $ 5.2 million on our Cathay Bank term loans, resulting in the repayment-in-full of both loans. The decrease in the amount of debt repaid from the prior-year period compared to the current-year period was partially offset by repayments of debt in the current-year period of $ 12.75 million to repurchase, at the request of the holders, the remaining 3.5% Debentures at face value plus accrued interest, in June 2009, as well as $ 6.9 million to repay-in-full the remaining outstanding balance of a subordinated promissory note. Finally, we received cash from the exercise of employee stock options of approximately $ 3.8 million and $ 1.1 million in the nine months ended September 30, 2009 and 2008, respectively.

Outstanding Debt Obligations
Senior Lenders; Wachovia Bank
We have a $ 35,000,000 revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a March 31, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of September 30, 2009 and December 31, 2008.
The Credit Agreement had a three year term upon its initial execution in December 2005. In October 2008, we entered into a first amendment to the Credit Agreement in which Wachovia Bank waived our failure to (i) timely deliver annual financial statements for the years ended December 31, 2004 to December 31, 2007 and interim financial statements for each period ending on or after December 31, 2005, and (ii) comply with the fixed charge coverage ratio at June 30, 2006. In addition, we agreed to an increase in the unused line fee from 25 basis points per annum to 50 basis points per annum. On December 31, 2008, we entered into a second amendment to the Credit Agreement, which extended the termination date from December 31, 2008 to March 31, 2009. Effective March 31, 2009, we entered into a third amendment to the Credit Agreement, which, among other matters: (i) extended the termination date from March 31, 2009 to March 31, 2010; (ii) set the interest rate for the revolving credit facility at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions; (iii) limited capital expenditures to no more than $ 25.0 million for the period from January 1, 2009 to December 31, 2009, and for each calendar year thereafter; (iv) eliminated the servicing fee during any month in which no revolver loans were outstanding; and (v) required the fixed charge coverage ratio be tested only for certain fiscal periods during which our net cash position was less than $ 50.0 million. In connection with the execution of the third amendment, we were obligated to pay to Wachovia Bank a commitment fee of $ 100,000. All other material terms of the Credit Agreement remained in full force and effect. During the nine months ended September 30, 2009 and 2008, we paid to Wachovia Bank unused line fees of $128,000 and $ 68,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. We were limited to capital expenditures of no more than $ 25.0 million for the period from January 1, 2007 to December 31, 2007 and $ 34.0 million for the period from January 1, 2008 to December 31, 2008. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At September 30, 2009, we were in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

3.5% Debentures
On June 27, 2005, we sold $ 75,000,000 of our 3.5% Debentures to a qualified institutional buyer. The net proceeds from the sale of the 3.5% Debentures, together with additional funds, were used to repay our $ 95,000,000 in aggregate principal amount of the 1.25% convertible senior subordinated debentures due 2024.
Each 3.5% Debenture was issued at a price of $ 1,000 and was convertible into our common stock at an initial conversion price of $ 20.69 per share. The 3.5% Debentures were our senior subordinated, unsecured obligations and ranked pari passu with our accounts payable and other liabilities, and were subordinate to certain senior indebtedness, including our credit agreement with Wachovia Bank. The 3.5% Debentures bore interest at the rate of 3.5% per annum. Interest on the 3.5% Debentures was payable on June 15 and December 15 of each year, beginning December 15, 2005.
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
In August and September 2008, we repurchased at a discount an aggregate of $ 62,250,000 face value principal amount of the 3.5% Debentures at the request of the holders. We paid $ 59,916,000, plus $ 433,000 of accrued interest expense. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of our short-term investments.
On June 15, 2009, at the request of the holders, we repurchased the remaining $ 12,750,000 principal amount of the 3.5% Debentures at 100% of face value plus accrued interest. Accordingly, as all of the 3.5% Debentures had been repurchased by us, there was no amount outstanding as of September 30, 2009.

Subordinated Promissory Note
In August 2009, the Company repaid-in-full the remaining outstanding balance of a subordinated promissory note, paying $ 6,888,000 of principal and $ 51,000 of accrued interest expense. Initially, the subordinated promissory note was issued in June 2006 in the amount of $ 11.0 million, with an interest rate of 6.0% per annum, and 24 quarterly installment payments of $ 549,165, commencing in March 2007.

Recent Accounting Pronouncements
In November 2007, the EITF reached a final consensus on accounting standards related to collaborative arrangements, referred to as FASB ASC Topic 808. The FASB ASC Topic 808 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaborative agreement should be presented in the income statement and certain related disclosure questions. The FASB ASC Topic 808 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our adoption of FASB ASC Topic 808 was on a retrospective basis to all prior periods presented for all collaborative arrangements existing as of the effective date. Upon becoming effective, FASB ASC Topic 808 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB revised previously issued accounting standards related to business combinations, referred to as FASB ASC Topic 805. The revised accounting standards retained the purchase method of accounting for acquisitions, but required a number of other changes, including changes in the way assets and liabilities are recognized in purchase accounting, and also changed the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition related costs as incurred. The FASB ASC Topic 805, as amended, became effective for us beginning January 1, 2009 and applies prospectively to business combinations completed on or after such date. The FASB ASC Topic 805 effect on our consolidated financial statements will be dependent on the nature and terms of any business combinations to occur after the effective date.
In December 2007, the FASB issued an accounting standard which clarified a non-controlling (minority) interest in a subsidiary is an ownership interest in the consolidated entity which should be reported as equity in the consolidated financial statements, and established a single method of accounting for changes in a parent’s ownership interest in a subsidiary which does not result in deconsolidation, referred to as FASB ASC Topic 810. The FASB ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FASB ASC Topic 810 are applied prospectively. We adopted the provisions of FASB ASC Topic 810 on January 1, 2009. The adoption of FASB ASC Topic 810 did not have a significant impact on our consolidated financial statements.
In April 2008, the FASB issued an accounting standard which amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, referred to as FASB ASC Topic 350. The intent of the accounting standard was to improve the consistency between the useful life of a recognized intangible asset under FASB ASC Topic 350 and the period of expected cash flows used to measure the fair value of the asset under FASB ASC Topic 805 and other GAAP. The FASB ASC Topic 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Upon becoming effective the FASB ASC Topic 350 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement), referred to as FASB ASC Topic 470. The FASB ASC Topic 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of FASB ASC Topic 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the effective date. The application of FASB ASC Topic 470 to our $ 75 million, 3.5% convertible senior subordinated debentures (“3.5% Debentures”) required the retrospective restatement of all reporting periods beginning January 1, 2007. The Basis of Presentation and the Long-Term Debt footnotes herein contain additional details about our adoption of FASB ASC Topic 470.
In June 2008, the FASB issued an accounting standard which provides for unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method, referred to as FASB ASC Topic 260. The FASB ASC Topic 260, as amended, is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon becoming effective, FASB ASC Topic 260 did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued an accounting standard to amend previously issued accounting standards related to the determination of fair value, referred to as FASB ASC Topic 820. As amended, FASB ASC Topic 820 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased, and also includes guidance on identifying circumstances to indicate a transaction is not orderly. The FASB ASC Topic 820, as amended, is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FASB ASC Topic 820, as amended, did not have an impact on our consolidated financial statements.
In April 2009, the FASB issued an accounting standard to amend FASB ASC Topic 825 to require publicly traded companies disclose information about fair value of financial instruments in interim financial statements, as well as in annual financial statements. The FASB ASC Topic 825 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FASB ASC Topic 825, as amended, did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued an accounting standard to amend the accounting standards for investments in debt and equity securities, referred to as FASB ASC Topic 320. The accounting standard amendment clarified the factors considered in determining if a decline in the fair value of a debt security is not temporary. Generally, if the fair value of a debt security is less than its amortized cost, and it is more-likely-than-not the debt security will be sold or be required to be sold, then an other-than-temporary impairment shall be considered to have occurred. An other-than-temporary impairment is recognized equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. The FASB ASC Topic 320, as amended, is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FASB ASC Topic 320, as amended, did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued an accounting standard establishing the general rules of accounting for and disclosure of events occurring after the balance sheet date but before the financial statements are issued, referred to as FASB ASC Topic 855. The FASB ASC Topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and whether such date represents the date the financial statements were issued, or were available to be issued. The FASB ASC Topic 855 is effective for interim or annual reporting periods ending after June 15, 2009, and is applied prospectively. Our adoption of FASB ASC Topic 855 did not have a material impact on our consolidated financial statements.
In September 2009, the FASB approved an update to the accounting standard related to multiple-deliverable revenue arrangements currently within the scope of FASB ASC Topic 605. The updated accounting standard provides principles and guidance to be used to determine whether a revenue arrangement has multiple deliverables, and if so, how those deliverables should be separated. If multiple deliverables exist, the updated standard requires revenue received under the arrangement to be allocated using the estimated selling price of the deliverables if vendor-specific objective evidence or third-party evidence of selling price is not available. The updated accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on, or after June 15, 2010, with early application permitted. We will determine the impact of the updated accounting standard as it enters into new revenue arrangements, or materially modifies any of its existing revenue arrangements.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Patent Infringement Litigation
Endo Pharmaceuticals Inc., et al. v. Impax Laboratoires, Inc. (Oxymorphone)
In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against us in the U.S. District Court for the District of Delaware, requesting a declaration that our Paragraph IV Notices with respect to our ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to our amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases have subsequently been transferred to the U.S. District Court for the District of New Jersey. We have filed an answer and counterclaims. Discovery is proceeding, and a Markman hearing is scheduled for December 21, 2009. Although no trial date has been set, a final pretrial conference is scheduled for March 8, 2010.
Boehringer Ingelheim Pharmaceuticals, et al. v. Impax Laboratories, Inc. (Tamsulosin)
In July 2008, Boehringer Ingelheim Pharmaceuticals Inc. and Astellas Pharma Inc. (together, “Astellas”) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging patent infringement in connection with the filing of our ANDA relating to Tamsulosin Hydrochloride Capsules, 0.4 mg, generic to Flomax®. After filing an answer and counterclaim, we filed a motion for summary judgment of patent invalidity. The District Court conducted hearings on claim construction in May 2009, and summary judgment in June 2009. In October 2009, the parties announced they had entered a settlement agreement allowing us to launch our product no later than March 2, 2010. A stipulated consent judgment was entered by the Court and the case was dismissed.
The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)
In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. We have filed an answer and counterclaim. In October 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Galderma against another generic drug manufacturer that has filed an ANDA relating to this product and proceedings in this case were stayed.
Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. Abbott Laboratories and Laboratoires Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratoires Fournier S.A. filed separate suits against us in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. We have not yet filed our answer to either suit.

Other Litigation Related to Our Business
Budeprion XL Litigation
In June 2009, we were named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt., L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana and North Carolina styled, respectively, Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.), and Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C Superior Crt., Hanover County), and in federal courts in Pennsylvania, Florida, and Texas styled, respectively, Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.), Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.), Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.), Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK), and Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by us and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases has been filed. We believe the lawsuits are without merit and intend to vigorously defend against them.

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
The following table provides information regarding the purchases of our equity securities by us during the quarter ended September 30, 2009.

Total
Number of
Shares (or
Units)
			Purchased	Maximum Number (or
			as Part of	Approximate Dollar
		Average	Publicly	Value) of Shares (or
	Total Number of	Price Paid	Announced	Units) that May Yet
	Shares (or Units)	Per Share	Plans or	Be Purchased Under
Period	Purchased	(or Unit)	Programs	the Plans or Programs
July 1, 2009 to July 31, 2009	—	—	—	—

August 1, 2009 to August 31, 2009	—	—	—	—

September 1, 2009 to September 30, 2009	4,557 shares of common stock (1)	$7.90	—	—

(1)	During the indicated periods, we accepted 4,557 shares of our common stock as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
10.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.*

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company is re-filing the Joint Development Agreement, dated as of November 26, 2008 (the “Joint Development Agreement”), with Medicis Pharmaceutical Corporation to disclose a milestone payment that was previously omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Joint Development Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2009	Impax Laboratories, Inc.

	By:	/s/ Larry Hsu, Ph.D.

		Name:	Larry Hsu, Ph.D.
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Arthur A. Koch, Jr.

		Name:	Arthur A. Koch Jr.
		Title:	Senior Vice President, Finance and
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.*

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Company is re-filing the Joint Development Agreement, dated as of November 26, 2008 (the “Joint Development Agreement”), with Medicis Pharmaceutical Corporation to disclose a milestone payment that was previously omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Joint Development Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.