Form 10-K
period 2009-12-31
IMPAX LABORATORIES INC
filed 2010-02-26
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34263
Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

30831 Huntwood Avenue, Hayward, CA	94544

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(510) 476-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The NASDAQ Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was approximately $ 294,905,000.
As of February 15, 2010, there were 62,021,925 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 25, 2010 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Forward-Looking Statements
Statements included in this Annual Report on Form 10-K that do not relate to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Annual Report on Form 10-K. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position, results of operations and market value of our common stock, our ability to maintain an effective system of internal control over financial reporting, fluctuations in our revenues and operating income, reductions or loss of business with any significant customer, the impact of competitive pricing and products and regulatory actions on our products, our ability to sustain profitability and positive cash flows, our ability to maintain sufficient capital to fund our operations, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, our ability to successfully develop and commercialize pharmaceutical products, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our reliance on key alliance and collaboration agreements, the availability of raw materials, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, exposure to product liability claims and other risks described below in “Item 1A. Risk Factors”. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

ii

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
If we intend to market our product before patent expiration and believe our product will not infringe the innovator’s patents or that such patents are invalid or unenforceable, we are required to so certify in our filing of an ANDA and to send a notice thereof to the patent holder once our filing is accepted. If the patent holder responds with a timely suit against us to enforce the patent, the FDA is required to withhold its approval of our ANDA for up to 30 months. See “— Regulation.” Filings made under the Hatch-Waxman amendments often result in the initiation of litigation by the patent holder. See “Item 3 Legal Proceedings.”

We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global product” sales channel, for generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in-turn sell the product under their own label, the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities pursuant to alliance agreements. We also generate revenue from research and development services provided under a joint development agreement with another pharmaceutical company. Our Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address CNS disorders. The Impax Division is also engaged in the co-promotion of products developed by unrelated third-party pharmaceutical entities through a direct sales force focused on marketing to physicians (referred to as “physician detailing sales calls”) in the CNS community. Our total revenues for the years ended December 31, 2009 and 2008 were predominantly derived from our Global Division. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data — Note 18 to Consolidated Financial Statements” for financial information about our segments for the years ended December 31, 2009, 2008 and 2007. We sell our products within the continental United States and the Commonwealth of Puerto Rico. We have no sales in foreign countries.
We market generic pharmaceutical prescription and OTC products through our Global Division and intend to market our branded pharmaceutical products through our Impax Division. Additionally, when strategically appropriate, we enter into alliance agreements to fully leverage our technology platform. As of February 15, 2010, we marketed 83 generic pharmaceuticals representing dosage variations of 26 different pharmaceutical compounds through our Global Division and another 16 products representing dosage variations of 4 different pharmaceutical compounds through our alliance agreements’ partners.
The following summarizes our generic pharmaceutical product development activities as of February 15, 2010:
•	57 ANDAs approved by the FDA, which include generic versions of brand name pharmaceuticals such as Brethine®, Florinef®, Minocin®, Claritin-D® 12-hour, Claritin-D® 24-hour, Wellbutrin SR®, Wellbutrin XL®, Ditropan XL®, Depakote ER® and Prilosec®.
•	32 applications pending at the FDA, including 5 tentatively approved ( i.e., satisfying substantive FDA requirements but remaining subject to statutory pre-approval restrictions), that address approximately $20.4 billion in recent 12 month U.S. product sales.
•	52 products in various stages of development for which applications have not yet been filed.
In addition, we have one branded pharmaceutical product for which we have recently completed one Phase III clinical study, a second product for which we are conducting two Phase III clinical trials and other programs in the early exploratory phase.
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

Our Products
Generic Pharmaceuticals
The following table lists our 37 products, representing 38 ANDAs that have been approved by the FDA, and are currently marketed by us:

Product	Generic of
2004 OR EARLIER
Orphenadrine 100 mg Tablets	Norflex®
Omeprazole 10 and 20 mg Capsules (1c)	Prilosec®
Minocycline 50, 75 and 100 mg Capsules	Minocin®
Terbutaline 2.5 and 5 mg Tablets	Brethine®
Fludrocortisone 0.1 mg Tablets	Florinef®
Rimantadine 100 mg Tablets	Flumadine®
Pyridostigmine 60 mg Tablets	Mestinon®
Chloroquine 250 mg Tablets	N/A
Chloroquine 500 mg Tablets	Aralen®
Flavoxate 100 mg Tablets	Urispas®
Fenofibrate 67, 134 and 200 mg Capsules	Lofibra®
Loratadine and Pseudoephedrine Sulfate 5/120 mg ER Tablets	Claritin-D 12-hr®
Bupropion Hydrochloride 100 and 150 mg ER Tablets (twice daily)	Wellbutrin SR®
Bupropion Hydrochloride 150 mg ER Tablets (twice daily)	Zyban®
Loratadine and Pseudoephedrine Sulfate 10/240 mg ER Tablets	Claritin-D® 24-Hour
Demeclocycline Hydrochloride 150 and 300 mg Tablets	Declomycin®
Carbidopa/Levodopa 25/100 & 50/200 mg ER Tablets	SinemetCR®
Midodrine Hydrochloride 2.5, 5 and 10 mg Tablets	ProAmatine®
Bupropion Hydrochloride 200 mg ER Tablets (twice daily)	Wellbutrin SR®
2005
Dantrolene Sodium 25, 50 and 100 mg Capsules	Dantrium®
Carprofen 25, 75 and 100 mg Caplets (a veterinary product)	Rimadyl®
2006
Pilocarpine Hydrochloride 5 and 7.5 mg Tablets	Salagen®
Colestipol Hydrochloride 5 g Packet and 5 g Scoopful	Colestid®
Colestipol Hydrochloride 1 g Tablets	Colestid®
Bethanechol Chloride 5, 10, 25 and 50 mg Tablets (4 separate ANDAs)	Urecholine®
Oxybutynin Chloride 15 mg ER Tablets (1a)	Ditropan XL®
Bupropion Hydrochloride 300 mg ER Tablets (1b) (once daily)	Wellbutrin XL®
2007
Nadolol /Bendroflumethiazide 40/5 and 80/5 mg Tablets	Corzide®
Oxybutynin Chloride 5 and 10 mg ER Tablets (1a)	Ditropan XL®
Dipyridamole 25, 50, 75 mg Tablets USP	Persantine®
2008
Primidone 50 and 250 mg Tablets	Mysoline®
Promethazine 12.5, 25 and 50 mg Tablets (2 separate ANDAs)	Phenergan®
Fenofibrate 54 and 160 mg Tablets	Lofibra®
Bupropion Hydrochloride 150 mg ER Tablets (1b) (once daily)	Wellbutrin XL®
2009
Omeprazole 40 mg Capsules (1c)	Prilosec®
Divalproex Sodium ER 250 and 500 mg Tablets	Depakote® ER
Galantamine 8 and 16 mg Capsules	Razadyne® ER

(1)	Multiple products filed under same ANDA, including (i) 1a: Oxybutynin Chloride products, (ii) 1b: Bupropion Hydrochloride products, and (iii) 1c: Omeprazole products.

As of February 15 2010, we had 32 applications pending at the FDA, of which 18 products, representing 18 ANDAs, had been publicly identified. The following table lists our 18 publicly identified products pending at the FDA:

Product	Generic of
Cyclobenzaprine CD 15 and 30 mg Capsules	Amrix®
Doxycycline Hyclate DR 75, and 100 mg Tablets	Doryx®
Doxycycline Hyclate DR 150 mg Tablets	Doryx®
Doxycycline USP 40mg Capsules	Oracea®
Ropinirole ER 2, 3, 4, 6, 8, 12mg Tablets	Requip XL®
Fexofenadine Hydrochloride and Pseudoephedrine Hydrochloride 60/120 mg ER Tablets	Allegra-D®
Methylphenidate HCI 18, 27, 36 and 54 mg ER Tablets	Concerta®
Oxymorphone HCI 5, 7.5, 10, 15, 20, 30 and 40 mg ER Tablets	Opana ER®
Single-Entity Amphetamine 5, 10, 15, 20, 25 and 30 mg ER Capsules	Adderall XR®
Fenofibrate 48 and 145mg Tablets	Tricor®
Tolterodine Tartrate 2 and 4 mg ER Capsules	Detrol LA®
Tramadol HCI 100, 200 and 300 mg ER Tablets	Ultram ER®
Venlafaxine HCl 37.5, 75 and 150 mg ER Capsules	Effexor XR®
Duloxetine HCI 20, 30 and 60 mg DR Capsules	Cymbalta®
Sevelamer HCI 400 and 800mg Tablets	Renagel®
Sevelamer Carbonate 800mg Tablets	Renvela®
Colesevelam 625 mg Tablets	Welchol®
Tamsulosin Hydrochloride 0.4 mg Capsules	Flomax®

Brand-Name Pharmaceuticals
In the brand-name pharmaceuticals market, we have thus far focused our efforts on the development of products for the treatment of CNS disorders, which include Alzheimer’s disease, attention deficit hyperactivity disorder, depression, epilepsy, migraines, multiple sclerosis, Parkinson’s disease, and schizophrenia. We estimate there are approximately 11,000 neurologists, of which, historically, a concentrated number are responsible for writing the majority of neurological CNS prescriptions. CNS is the largest therapeutic category in the United States with 2009 sales of $ 73.0 billion, or 21% of the $ 350.0 billion U.S. drug market. CNS prescription volume grew 6% in 2009, consistent with the overall pharmaceutical industry growth rate. Our strategy is to build this portfolio primarily through internal development and through licensing and acquisition. We intend to utilize our formulation and development expertise as well as our drug delivery technologies in the formulation of drug substances no longer protected by patents as differentiated, modified, or controlled-release pharmaceutical products that we will market as brand-name products.
While we have not yet commercialized a brand-name product and have withdrawn our only NDA filed to date, we have recently completed a Phase III clinical study of one product intended to treat spasticity in patients with multiple sclerosis. We have also completed a Phase II clinical trial, and are conducting two Phase III clinical trials of another product for the treatment of Parkinson’s Disease, and are in the early exploratory phase with respect to other CNS products.

Competition
The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors are Sandoz, Inc., Qualitest Pharmaceuticals, URL Pharma Inc., Teva Pharmaceutical Industries Ltd. (“Teva”), and Watson Pharmaceuticals, Inc.
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

Sales and Marketing
We market and sell our generic pharmaceutical prescription drug products within the continental United States of America and the Commonwealth of Puerto Rico. We derive a substantial portion of our revenue from sales to a limited number of customers. The customer base for our products consists primarily of drug wholesalers, warehousing chain drug stores, mass merchandisers, and mail-order pharmacies. We market our products both directly, through our Global Division, and indirectly through our Rx Partner and OTC Partner alliance agreements, as described below. Our five major customers, Cardinal Health, McKesson Corporation, Amerisource Bergen, Teva, and Walgreens, accounted for 74% of gross revenue for the year ended December 31, 2009. These five customers individually accounted for 27%, 22%, 15%, 6% and 4%, respectively, of our gross revenue for the year ended December 31, 2009. We have a long-term contract currently in effect only with Teva. A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.
Rx Partner and OTC Partner Alliance Agreements
We currently have alliance agreements with Teva Pharmaceuticals Curacao N.V. , a subsidiary of Teva , Wyeth, Schering-Plough Corporation (“Schering”), and Putney Inc. (“Putney”), or their affiliates. We also have an alliance agreement with DAVA but have not shipped products under that agreement since early 2008 and do not expect to do so. On a combined basis, the alliance agreements with Teva, DAVA and Putney are referred to as “Rx Partner” agreements and those with Wyeth and Schering-Plough are referred to as “OTC Partner” agreements. Generally, under each of these Rx Partner and OTC Partner alliance agreements, our partner distributes a specified product or products developed and manufactured by us, and we either receive payment on delivery of the product, share in the resulting profits, or receive royalty or other payments from our partners. The revenue recognized and the percentage of gross revenue for each of the periods noted, for the Rx Partner and OTC Partner alliance agreements, is as follows:

	Year Ended December 31,
$’s in 000’s	2009		2008		2007
Gross Revenue and % Gross Revenue
Teva Agreement	$33,821	6%	$40,947	14%	$42,480	13%
Dava Agreement	$—	—%	$40,831	14%	$118,634	35%
Putney Agreement	$14	—%	$—	—%	$—	—%

Sub-Total: Rx Partner	$33,835	6%	$81,778	28%	$161,114	48%
OTC Partner	$6,842	1%	$15,946	5%	$11,866	4%
Rx Partner Alliance Agreements
Teva Agreement
We entered into the Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement is our most significant alliance agreement, and it covers generic versions of the following 11 controlled-release generic pharmaceutical branded and OTC products and a 12th product we have not yet publicly identified, as follows:
•	Prilosec® 10, 20 and 40 mg delayed released capsules
•	Wellbutrin SR® 100 and 150 mg extended release tablets
•	Zyban® 150 mg extended release tablets
•	Claritin-D® 12-hour 120 mg 12-hour extended release tablets
•	Claritin-D® 24-hour 240 mg 24-hour extended release tablets

•	Claritin Reditabs® 10 mg orally disintegrating tablets
•	Ditropan XL® 5, 10 and 15 mg extended release tablets
•	Glucophage XR® 500 mg extended release tablets
•	Allegra-D® 60/120 mg extended release tablets
•	Concerta® 18, 27, 36 and 54 mg extended release tablets
•	Wellbutrin XL® 150 and 300 mg extended release tablets
The 12 covered products under the Teva Agreement represent 22 different product/strength combinations, of which, as of February 15, 2010, 15 have been approved by the FDA and are currently being marketed, 5 are awaiting FDA approval and 2 are under development. With the exception of Glucophage XR® , which Teva elected to develop and manufacture itself; Wellbutrin XL® 150 mg and Allegra-D® , for which product rights have been returned to us; and the Claritin® products noted above, we manufacture and supply each of these products to Teva. Teva pays us a fixed percentage of defined profits on its sales of products, except for the Claritin® products noted above, and reimburses us for our manufacturing costs, for a term of 10 years from the initial commercialization of each product. Additionally, under the Teva Agreement, we share with Teva the profits (up to a maximum of 50%) from the sale of the generic pharmaceutical OTC versions of the Claritin® products noted above, sold through our OTC Partners’ alliance agreements.
The Teva Agreement also included a number of additional obligations, terms, and conditions. Under the Teva Agreement, Teva provided us with an interest-bearing advance deposit payable of $ 22 million for the purchase of exclusive marketing rights to the 12 products, contingent upon our achievement of specified product development milestones. To the extent the milestones were not met, we were required to repay the advance deposit, except to the extent Teva elected to purchase market exclusivity for particular products in exchange for forgiveness of specified amounts of the deposit. Ultimately, none of the milestones were met by us, and Teva elected to purchase market exclusivity for two of the products, forgiving $ 6 million of the advance deposit payable. We also had the option to repay the remaining $ 16 million of the advance deposit payable in shares of our common stock and did so in 2003 and 2004 with approximately 1.05 million shares of our common stock. Also pursuant to the Teva Agreement, Teva in 2001 and 2002 purchased approximately 1.46 million of our common shares for $ 15 million. The Teva Agreement gave us the right to repurchase one-sixth of the shares for nominal consideration upon the first commercial sale of specified products, which we achieved and exercised in 2006. These and other provisions of the Teva Agreement are discussed in detail in “Item 8. Financial Statements and Supplementary Data — Note 13 to Consolidated Financial Statements.”
Our remaining obligations under the Teva Agreement are to complete development of the covered products still under development, continue our efforts to obtain FDA approval of those not yet approved, and manufacture and supply the approved products to Teva. Our obligation to manufacture and supply each product extends for 10 years following the commercialization of the product.
DAVA Agreement
In November 2005, we entered into an alliance agreement with DAVA related to the exclusive supply and distribution of 10, 20, 40 and 80 mg strengths of our generic version of the branded OxyContin® product (“DAVA Agreement”). The DAVA Agreement originally provided for DAVA’s payment of an appointment fee in installments over five years, specified acquisition prices for the various strengths of the product, and a specified share of the net profits resulting from DAVA’s sales of the product. We amended the DAVA Agreement in February 2007 to eliminate future installments of the appointment fee in exchange for an increased share of the net profits. As a result of the March 2007 settlement of litigation brought by the OxyContin® patent holder, distribution of our product for the foreseeable future terminated in early 2008, and can resume only upon expiration of the last OxyContin® patent in 2013 or certain other events. As a result, the DAVA agreement, while not terminated, imposes no obligations on either party for the foreseeable future. Our revenue under the DAVA Agreement, net of deferred product manufacturing costs recognized, was $ 0 million, $ 38.7 million and $ 92.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Putney Agreement
On July 31, 2007, we entered into an exclusive license, development and supply agreement with Putney under which the parties agreed to collaborate on the development and commercialization of a generic equivalent of the Rimadyl®. chewable tablets in 25, 75 and/or 100 mg dosage strengths. In May 2009, we received a $ 50,000 milestone payment from Putney upon completion of successful pivotal bioequivalence studies. We have the potential to receive a $ 50,000 contingent additional milestone payment upon final FDA approval of an Abbreviated New Animal Drug Application (“ANADA”). To the extent the ANADA is approved by the FDA, we will be the exclusive manufacturer of the product, while Putney will have exclusive rights to market and sell the product in the United States. Putney will pay us a profit share on any sales of the new product. The term of the agreement is a period of six years from the date of first commercial sale. At this time, we estimate a March 2011 FDA ANADA approval and product launch. Accordingly, the life of the agreement with Putney is currently estimated to be a period of 116 months beginning on the July 31, 2007 signing date, and ending on March 31, 2017.
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
We also entered into a non-exclusive licensing, contract manufacturing and supply agreement with Schering-Plough relating to our generic Claritin-D® 12-hour extended release product in 2002. Under the agreement, which included an upfront payment and milestone payments by Schering-Plough, Schering-Plough agreed to purchase the product from us at a fixed price. Schering-Plough launched our product as its Claritin-D® 12-hour in March 2003. Our obligation to supply the product to Schering-Plough expired December 31, 2008, and Schering-Plough will pay us a royalty fee consisting of an amount (less than $ 50) per thousand tablets of their product sold during the following two years.
The upfront payments and potential milestone payments provided for by these agreements, together with the upfront and milestone payments received under each as of December 31, 2009, were as follows:

				Upfront and
			Aggregate	Milestone
		Upfront	Milestone	Payments
OTC Partner	Initial Date	Payment	Payments	Received
	(unaudited and $ in 000s)

Schering-Plough	June 2002	$2,250	$2,250	$4,500

Wyeth Consumer Healthcare	June 2002	$350	$4,050	$2,000
Research Partner Alliance Agreement
In November 2008, we entered into a Joint Development Agreement with Medicis Pharmaceutical Corporation providing for collaboration in the development of five dermatological products, including an advanced form SOLODYN® product. Medicis paid us an upfront fee of $ 40.0 million in December 2008. We have also received an aggregate of $ 12.0 million in milestone payments composed of two $ 5.0 million milestone payments, paid by Medicis in March 2009 and September 2009, and a $ 2.0 million milestone payment received in December 2009. We have the potential to receive up to $ 11.0 million of contingent additional payments upon achievement of certain specified clinical and regulatory milestones. To the extent the products are commercialized, Medicis will pay us royalties based on its sales of the advanced form SOLODYN® product and we will share equally in the profits on the sales of the four additional products.

Shire License and Distribution Agreement
In January 2006, we entered into a license and distribution agreement with an affiliate of Shire Laboratories, Inc., under which we received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR product, subject to certain conditions, but in any event by no later than January 1, 2010. We commenced sales of the Shire product in October 2009. Under the terms of the agreement with Shire, Shire is responsible for manufacturing the product, and we are responsible for marketing and sales of the product. We are required to pay a profit share to Shire on sales of the product. We accrued a profit share amount payable of $ 53.0 million on sales of the Shire product during the year ended December 31, 2009.
Shire Co-Promotion Agreement
In 2006, we entered into a promotional services agreement with Shire Laboratories, Inc. under which we provided physician detail sales calls to promote a Shire branded CNS product. In exchange for our services, we received fees based on the number of sales force members providing the services and are eligible to receive contingent payments based on the number of prescriptions filled for the product. Our Co-Promotion Agreement with Shire ended on June 30, 2009. The revenue recognized and the percentage of gross revenue for the periods noted, under the Co-Promotion Agreement, were $ 6.5 million or 1%, $ 12.9 million or 4%, and $ 12.8 million or 4%, for the years ended December 31, 2009, 2008, and 2007, respectively.
Wyeth Co-Promotion Agreement
In 2008, we entered into a co-promotion agreement with Wyeth under which we began performing physician detailing sales calls for a Wyeth branded product to neurologists effective July 1, 2009. We receive a service fee for each face to face product presentation and may also be eligible to receive incentive fees based on the number of annual prescriptions filled by neurologists for the product. The agreement terminates three years from the initiation of our services.
During the term of the co-promotion agreement, we are required to complete a minimum and maximum number of physician detailing sales calls. Wyeth is responsible for providing sales training to our physician detailing sales force. Wyeth owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The revenue recognized and the percentage of gross revenue for the year ended December 31, 2009 under the Wyeth Agreement was $ 6.9 million or 1%.
Manufacturing
We manufacture our finished dosage form products at our Hayward, California facility and use our larger and lower operating cost Philadelphia and New Britain, Pennsylvania facilities to package, warehouse and distribute the products. We began full scale manufacturing in the Hayward facility in June 2002 and believe we have sufficient capacity to produce new products for the immediate future. During 2009 we operated at about 61% of the facility’s estimated annual production capacity of up to approximately 1.5 billion tablets and capsules.
In the second half of 2007, we began construction of a new manufacturing facility in Taiwan at an estimated cost of $ 25.0 million, of which we spent an aggregate amount of approximately $ 24.5 million, in 2009, 2008 and 2007. We completed construction of the facility, installed equipment, and received FDA approval during 2009. We expect equipment qualification for initial commercial manufacturing to be completed in early 2010, and shipments of commercial product to commence thereafter.
Based on current demand for our products and expected future demand due to potential new product approvals, we expect the Hayward facility to be fully utilized in 2010,if the currently planned manufacturing capacity of the Taiwan facility is not available in such time.
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
Those of our raw materials that are available from a limited number of suppliers are Bendroflumethiazide, Chloroquine, Colestipol, Digoxin, Flavoxate, Methyltestosterone, Nadolol, Orphenadrine, Terbutaline and Klucel® , all of which are active pharmaceutical ingredients except Klucel® , which is an excipient used in several product formulations. The manufacturers of two of these products, Formosa Laboratories, Ltd. and a division of Ashland, Inc., are sole-source suppliers. While none of the active ingredients is individually significant to our business, the excipient, while not covered by a supply agreement, is utilized in a number of significant products, it is manufactured for a number of industrial applications and supplies have been readily available. Only one of the active ingredients is covered by a long-term supply agreement and, while we have experienced occasional interruptions in supplies, none has had a material effect on our operations.
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
Research and Development
We conduct most of our research and development activities at our facilities in Hayward, California, with a staff of approximately 172. In addition, we have outsourced a number of research and development projects to offshore laboratories.
We spent approximately $ 63.3 million, $ 59.2 million and $ 40.0 million on research and development activities during the years ended December 31, 2009, 2008 and 2007, respectively.

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
Environmental Laws
We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities. We are subject periodically to environmental compliance reviews by various environmental regulatory agencies.

Available Information
We maintain an Internet website at the following address: www.impaxlabs.com. We make available on or through our Internet website certain reports and amendments to those reports, as applicable, that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Exchange Act. These include our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge, as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.
Employees
As of December 31, 2009, we had 801 full-time employees, of which 366 were in operations, 172 in research and development, 160 in the quality area, 77 in legal and administration, and 26 in sales and marketing. None of our employees are subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.
Executive Officers
Set forth below are the names of our executive officers who are not also directors, their ages as of February 12, 2010, their offices at Impax and their principal occupations or employment for the past five years.

Name	Age	Positions with Impax
Arthur A. Koch, Jr.	56	Senior Vice President, Finance, and Chief Financial Officer
Charles V. Hildenbrand	58	Senior Vice President, Operations
Christopher Mengler, R.Ph	47	President, Global Pharmaceuticals Division
Michael J. Nestor	57	President, Impax Pharmaceuticals Division
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

Christopher Mengler, R.Ph. has served as President of our generic products division, Global Pharmaceuticals since January 2009. Before joining us he was employed by Barr Laboratories, Inc. (“Barr”). Since 2002, Barr employed Mr. Mengler in the following capacities: (i) Executive Vice President, Global Strategic Planning; (ii) Senior Vice President, Corporate Development; and (iii) Vice President, Strategic Planning. As Executive Vice President, Global Strategic Planning, Mr. Mengler was responsible for the global cross-functional development of Barr’s generic R&D and commercial products portfolio. Prior to joining Barr, Mr. Mengler held various positions, including key management positions, with Pfizer Inc. and Sterling Winthrop Inc. Mr. Mengler earned a B.S. in Mathematical Sciences and Operations Research from Johns Hopkins University, a B.S. in Pharmacy from St. John’s University and his MBA from Bernard M. Baruch College in New York.
Michael J. Nestor has served as President of our branded products division, Impax Pharmaceuticals since March 2008. Before joining us he was Chief Operating Officer of Piedmont Pharmaceuticals a specialty pharmaceutical company. Prior to Piedmont, Mr. Nestor was CEO of NanoBio, a startup biopharmaceutical company, prior to which he was employed by Alpharma, initially as President of its generic pharmaceutical business and later as President of its branded pharmaceutical business. Before this he was President, International business at Banner Inc, a global contract manufacturing concern. Mr. Nestor spent 16 years at Lederle Laboratories / Wyeth holding increasing positions of responsibility including Vice President, Cardiovascular business, Vice President / General Manager of Lederle-Praxis Biologics, and Vice President of Wyeth-Lederle Vaccines and Pediatrics. Mr. Nestor has experience in a number of pharmaceutical therapeutic areas including vaccines, anti-infectives, dermatologics, CNS, generics, and analgesics. Mr. Nestor has a Bachelor of Business Administration degree from Middle Tennessee State University and a MBA from Pepperdine University.

Item 1A. Risk Factors
An investment in our common stock involves a high degree of risk. In deciding whether to invest in our common stock, you should consider carefully the following risk factors, as well as the other information included in this Annual Report on Form 10-K. The materialization of any of these risks could have a material adverse effect on our business, financial position and results of operations. This Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to these differences include those discussed in this “Risk Factors” section. See “Forward-Looking Statements” on page 1 of this Annual Report on Form 10-K.
Risks Related to Our Business
Unstable economic conditions may adversely affect our industry, business, financial position and results of operations and could cause the market value of our common stock to decline.
The global economy has been undergoing a period of unprecedented volatility which has lead to diminished credit availability, declines in consumer confidence and increases in unemployment rates. There remains much caution about the stability of the U.S. economy due to the ongoing global financial crisis, and there can be no assurances further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular. While generic drugs present a cost-effective alternative to higher-priced branded products, our sales and those of our alliance agreement partners could be negatively affected if patients forego obtaining healthcare. In addition, reduced consumer spending may force our competitors and us to decrease prices.
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
Furthermore, the global credit markets are currently experiencing an unprecedented contraction. If current pressures on credit continue or worsen, future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, or respond to competitive pressures.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.
Our management or our independent registered public accounting firm may identify material weaknesses in our internal control over financial reporting in the future. The existence of internal control material weaknesses may result in current and potential stockholders and alliance and collaboration agreements’ partners losing confidence in our financial reporting, which could harm our business, the market price of our common stock, and our ability to retain our current, or obtain new, alliance and collaboration agreements’ partners.
In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act. Although we remedied any past accounting issues and do not believe similar accounting problems are likely to recur, an internal control material weakness may develop in the future and affect our ability to timely file our periodic reports. The inability to timely file periodic reports under the Exchange Act could result in the SEC revoking the registration of our common stock, which would prohibit us from listing or having our stock quoted on any public market. This would have an adverse effect on our business and stock price by limiting the publicly available information regarding us and greatly reducing the ability of our stockholders to sell or trade our common stock.
Our revenues and operating income could fluctuate significantly.
Our revenues and operating results may vary significantly from year-to-year and quarter to quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from, among other factors:
•	the timing of FDA approvals we receive;
•	the timing of process validation for particular generic drug products;
•	the timing of product launches;
•	the introduction of new products by others that render our products obsolete or noncompetitive;
•	the ability to maintain selling prices and gross margins on our products;
•	the outcome of our patent infringement litigation; and
•	the addition or loss of customers.
For example, when we settled our patent infringement litigation relating to our generic version of OxyContin and agreed to terminate sales of our product in early 2008, we revised our estimate of the remaining life of the related DAVA Agreement and adjusted the period of revenue recognition and product manufacturing cost amortization under the DAVA Agreement from 10 years to 27 months (i.e. November 2005 through January 2008). The change in the revenue recognition period for the DAVA Agreement had the short-term effect of increasing revenue for the year ended December 31, 2007, but removed a potential source of revenue for the years ended December 31, 2008 through December 31, 2015. The loss of such revenue materially affected our results of operations for the years ended December 31, 2009 and 2008 and may have a material adverse effect on our future results of operations.

A substantial portion of our total revenues is derived from sales of a limited number of products to a limited number of customers.
We derive a substantial portion of our revenue from sales of a limited number of products. In 2009 our top five products, accounted for 17%, 10%, 7%, 6% and 6%, respectively, or an aggregate of 46%, of Global products sales, net. The sale of our products can be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially impact our results of operations, may include, without limitation, pricing changes and entering or exiting the market for specific products.
In addition, we derive a substantial portion of our revenue from sales to a limited number of customers. In 2009, our five major customers, Cardinal Health, McKesson Corporation, Amerisource-Bergen, Teva and Walgreens accounted for 27%, 22%, 15%, 6% and 4%, respectively, or an aggregate of 74%, of our gross revenue. We currently have a long-term contract in effect only with Teva. See “Item 1 Business — Rx Partner and OTC Partner Alliance Agreements — Rx Partner Alliance Agreements.” A reduction in, or loss of business with, any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.
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
The FDA approval process often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent claim for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. As competition from other manufacturers intensifies, selling prices and gross profit margins often decline, which has been our experience with our existing products. Moreover, with respect to products for which we file a Paragraph IV certification, if we are not the first ANDA filer challenging a listed patent for a product, we are at a significant disadvantage to the competitor that first filed an ANDA for that product containing such a challenge, which is awarded 180 days of market exclusivity for the product. With respect to our 18 disclosed products pending FDA approval for which we have filed Paragraph IV certifications, we believe: (i) unrelated third parties are the first to file with respect to products with which 11 of our products can be expected to compete; (ii) we are the first to file for 5 products; and (iii) we share first to file status with other filers for 2 products. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product that we develop is generally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Although there is no assurance, we strive to develop and introduce new products in a timely and cost effective manner to be competitive in our industry (see “Item 1 Business — Regulation”). Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices and reduced margins for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

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
Our principal competitors are Sandoz, Inc., Qualitest Pharmaceuticals, URL Pharma Inc., Teva, and Watson Pharmaceuticals, Inc.
In the brand-name pharmaceutical market, we are not marketing our internally-developed products. However, if we obtain the FDA approval for, and start marketing, our own CNS brand-name pharmaceuticals, we expect that we will be competing with large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.
We have experienced operating losses and negative cash flow from operations in the past, and our future profitability is uncertain.
We recorded net income of $ 50.1 million and $ 16.0 million for the years ended December 31, 2009 and 2008, respectively. Although 2007 was our first profitable year, and we continued to record net income in 2008 and 2009, we do not know whether our business will continue to be profitable or generate positive cash flow, and our ability to remain profitable or obtain positive cash flow is uncertain. To remain operational, we must, among other things:
•	obtain FDA approval of our products;
•	successfully launch new products;
•	prevail in patent infringement litigation in which we are involved;
•	continue to generate or obtain sufficient capital on acceptable terms to fund our operations; and
•	comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.
Our limited capital may require us to modify our business operations and plans by spending less money on research and development programs, developing fewer products, and filing fewer drug applications with the FDA.
At December 31, 2009 and 2008, we had cash and cash equivalents of $ 31.8 million and $ 69.3 million, respectively, and our cash used in operations exceeded cash generated from operations in the year ended December 31, 2009. We may not be able to maintain adequate capital at any given time or from time to time in the future, which could result in less money being spent on research and development programs, fewer products being developed or at a slower pace, and fewer drug applications being filed with the FDA.

If Wachovia is unable to perform its obligations under our credit agreement or if we are unable to obtain a new credit facility upon the expiration of our credit agreement with Wachovia, there can be no assurance that we will be able to obtain a new credit agreement with another bank or group of lenders on favorable terms or at all.
In December 2005, we entered into a three-year credit agreement with Wachovia Bank, N.A., which was amended in October 2008, December 2008 and March 2009, providing for a $ 35.0 million revolving credit facility intended for working capital and general corporate purposes. There was no amount outstanding under the revolving credit facility as of December 31, 2009, 2008 and 2007. Our amended credit agreement with Wachovia terminates on March 31, 2010. If we are unable to negotiate an extension to the credit agreement on similar terms, there can be no assurance that we would be able to obtain a new credit agreement with another bank or group of lenders on favorable terms or at all.
Any delays or unanticipated expenses in connection with the operation of our Taiwan facility could have a material adverse effect on our results of operations, liquidity and financial condition.
In the second half of 2007, we began construction of a new manufacturing facility in Taiwan at an estimated cost of $ 25.0 million, of which we spent an aggregate of approximately $ 24.5 million, in 2009, 2008 and 2007. We estimate the new facility will have an annual production capacity of approximately 450 million tablets and capsules. We completed construction of the facility, installed equipment, and received FDA approval during 2009. We expect equipment qualification for initial commercial manufacturing to be completed in early 2010, and shipments of commercial product to commence thereafter.
While we have thus far not suffered any material delays, increases in estimated expenses or other material setbacks associated with the construction and operation of the manufacturing facility, no assurance can be given that we will be able to successfully manufacture process validation batches, or that costs of production will be within our projections. During any potential delays in scale-up of commercial operations, changing market conditions could render projections relating to our investment in the new facility inaccurate or unreliable. While the facility was approved by the FDA in 2009, there can also be no assurance that the facility will continue to receive FDA approval in future inspections. In addition, there can be no assurance that the facility will become operational as anticipated or ultimately result in profitable operations. If the facility does not become operational during 2010, we will, based upon current projections, reach full production capacity at our Hayward, California manufacturing facility. If our manufacturing capacity were to be exceeded by our production requirements, we could lose customers and market share to competing products, and otherwise suffer adverse effects to our results of operations, liquidity and financial condition.
Our business is subject to the economic, political and other risks of maintaining facilities and conducting clinical trials in foreign countries.
In 2010, we expect to begin shipment of commercial product from our new manufacturing facility in Taiwan. In addition, certain clinical trials for our product candidates are conducted at multiple sites in Europe. These foreign operations are subject to risks inherent in maintaining operations and doing business abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, expropriation or nationalization of property, changes in laws and regulations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks. These foreign economic, political and other risks could impact our operations and have an adverse effect on our business, financial condition and results of operations.

Our continued growth is dependent on our ability to continue to successfully introduce new products to the market.
Sales of a limited number of our products often represent a significant portion of our revenues in a given period. Revenue from newly launched products that we are the first to market is typically relatively high during the period immediately following launch and can be expected generally to decline over time. Revenue from generic drugs in general can also be expected to decline over time. Our continued growth is therefore dependent upon our ability to continue to successfully introduce new products. As of February 15, 2010, we had 32 applications pending at the FDA for generic versions of brand-name pharmaceuticals. The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development. Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market them if we do not prevail in the patent infringement litigation in which we are involved. Our future results of operations will depend significantly upon our ability to develop, receive FDA approval for, and market new pharmaceutical products or otherwise acquire new products.
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
As of February 15, 2010, we were involved in 12 patent infringement suits involving the following products: (i) Fexofenadine/Pseudoephedrine Tablets (generic to Allegra-D®); (ii) Oxymorphone HCl Extended Release (“ER”) Tablets 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg (generic to Opana® ER); (iii) Tolterodine Tartrate ER Capsules, 2 mg and 4 mg (generic to Detrol LA®); (iv) Tramadol Hydrochloride ER Tablets 100 mg, 200 mg and 300 mg (generic to Ultram® ER); (v) Duloxetine Hydrochloride DR Capsules 20 mg, 30 mg, and 60 mg (generic to Cymbalta®); (vi) Doxycycline Hyclate DR Tablets 75 mg, 100 mg and 150 mg (generic to DORYX®); (vii) Cyclobenzaprine Hydrochloride ER Capsules, 15mg and 30mg (generic to Amrix®); (viii) Sevelamer Hydrochloride Tablets, 400 mg and 800 mg (generic to Renagel®); (ix) Sevelamer Carbonate Tablets, 800 mg (generic to Renvela®); (x) Doxycycline Monohydrate Delayed-Release Capsules, 40 mg (generic to Oracea®); (xi) Fenofibrate Tablets, 48 mg and 145 mg (generic to Tricor®); and (xii) Colesevelam 625 mg (generic to Welchol®). For the year ended December 31, 2009, we incurred costs of approximately $ 4.9 million in connection with our participation in these matters, which are in varying stages of litigation. If any of these patent litigation matters are resolved unfavorably, we or any alliance or collaboration partners may be enjoined from manufacturing or selling the product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. As a result, any patent litigation could have a material adverse effect on our results of operations, financial condition and growth prospects, although it is not possible to quantify the liability we could incur if any of these suits are decided against us.
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
We conduct research and development primarily to enable us to manufacture and market pharmaceuticals in accordance with FDA regulations. We spent approximately $ 63.3 million, $ 59.2 million and $ 40.0 million on research and development activities during the years ended December 31, 2009, 2008 and 2007, respectively. We estimate that our research and development expenses in 2010 will be approximately $ 77.0 million. We are required to obtain FDA approval before marketing our drug products. The FDA approval process is costly and time consuming. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved pharmaceuticals.
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
We generally begin our development activities for a new generic drug product several years in advance of the patent expiration date of the brand-name drug equivalent. The development process, including drug formulation, testing, and FDA review and approval, often takes three or more years. This process requires that we expend considerable capital to pursue activities that do not yield an immediate or near-term return. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market for the product. If this were to occur, our potential return on our investment in developing the product, if approved for marketing by the FDA, would be adversely affected and we may never receive a return on our investment in the product. It is also possible for the manufacturer of the brand-name product for which we are developing a generic drug to obtain approvals from the FDA to switch the brand-name drug from the prescription market to the OTC market. If this were to occur, we would be prohibited from marketing our product other than as an OTC drug, in which case revenues could be substantially less than we anticipated.
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
Although we rely on third parties to conduct our clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. The FDA enforces good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our contract research organizations or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product manufactured under the FDA’s current Good Manufacturing Practices, or cGMP, regulations. Our failure or the failure of our contract manufacturers if any are involved in the process, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
Because of the specialized scientific nature of our business, we are highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. We are not aware of any pending, significant losses of scientific or technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel, however, would be significantly detrimental to our product-development programs. As a result of our small size and limited financial and other resources, it may be difficult for us to attract and retain qualified officers and qualified scientific and technical personnel.
In January 2010, we entered into employment agreements with our executive officers and certain other key employees. Under the employment agreements, the employee may terminate his or her employment upon 60 days prior written notice to us. All of our other key personnel are employed on an at-will basis with no formal employment agreements. We purchase a life insurance policy as an employee benefit for Dr. Hsu, but do not maintain “Key Man” life insurance on any executives.
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
The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of our products are subject to extensive regulation by federal agencies, including the FDA, DEA, Federal Trade Commission, Consumer Product Safety Commission and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations and agencies in California, Pennsylvania and elsewhere, as well as the laws and regulations of Taiwan. Compliance with these regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and civil or criminal prosecution.
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

Our failure to comply with the legal and regulatory requirements governing the healthcare industry may result in substantial fines, sanctions and restrictions on our business activities.
Our practices and activities related to the sales and marketing of our products, as well as the pricing of our products, are subject to extensive regulation under U.S. federal and state healthcare statutes and regulations intended to combat fraud and abuse to federal and state healthcare payment programs, such as Medicare and Medicaid, Tri-Care, CHAMPUS, and Department of Defense programs. These laws include the federal Anti-Kickback Statute, the federal False Claims Act, and similar state laws and implementing regulations. For example, the payment of any incentive to a healthcare provider to induce the recommendation of our product or the purchase of our products reimbursable under a federal or state program would be considered a prohibited promotional practice under these laws. Similarly, the inaccurate reporting of prices leading to inflated reimbursement rates would also be considered a violation of these laws. These laws and regulations are enforced by the U.S. Department of Justice, the U.S. Department of Health and Human Services, Office of Inspector General, state Medicaid Fraud Units and other state enforcement agencies.
Violations of these laws and regulations are punishable by criminal and civil sanctions, including substantial fines and penal sanctions, such as imprisonment. It is common for enforcement agencies to initiate investigations into sales and marketing practices, as well as pricing practices, regardless of merit. These types of investigations and any related litigation can result in: (i) large expenditures of cash for legal fees, payment for penalties, and compliance activities; (ii) limitations on operations, (iii) diversion of management resources, (iv) injury to our reputation; and (v) decreased demand for our products.
While we believe that our practices and activities related to sales and marketing, and the pricing of our products, are in compliance with these fraud and abuse laws, the criteria for compliance are often complex and subject to change and interpretation. An aggressive investigation by an enforcement agency could have a material negative impact on our business and results of operations.

Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may harm our future business.
Healthcare costs have risen significantly over the past decade. There have been, and continue to be, proposals by the President of the United States, the United States Congress, including both the U.S. House of Representative and the U.S. Senate, and federal and state healthcare regulatory agencies, to reduce healthcare spending and contain costs. Certain reform initiatives, if passed, would impose price limitations on currently marketed products and future products currently under development or require us to agree to provide product rebates on certain items to government payors, which may be significant. These limitations could, in turn, reduce the amount of revenues that we will be able to ultimately earn in the future from sales of our products and services.
The Administration of President Obama, together with Members of the United States Congress, and state leaders have expressed a strong desire to reform the U.S. health care system, to address the primary issues of access to care, affordability, and sustainability. Throughout 2009 and into 2010, the Administration of President Obama and the United States Congress worked to achieve health care reform.
On November 7, 2009, the U.S. House of Representatives passed a healthcare reform bill to require most individuals to have health insurance, establish new regulations on health plans, create insurance pooling mechanisms and a government health insurance option to compete with private plans and other expanded public health care measures. On December 24, 2009, the U.S. Senate passed its version of the health reform bill, which, among other items, eliminated the public option and decentralized certain oversight functions.
Significantly, during the reform process, the Administration of President Obama asked the pharmaceutical industry to commit up to $ 80 billion (and the generic industry up to $ 10 billion) in agreements to achieve projected tax-payer savings over a 10 year period. To the pharmaceutical industry, this meant: (i) an increase in rebates (i.e. product pricing discounts) to Medicaid of $34 billion; (ii) greater flexibility for generics to produce follow-on biologicals from branded drug products (up to $ 9 billion); (iii) offering discounts of up to 50% (approximately $ 25 billion) to certain qualified patients; and (iv) agreement to an industry tax assessment of $ 12 billion. While none of these measures are currently in effect and we cannot predict when or which measures may become effective, they illustrate the impact that healthcare reform legislation may have on us and the pharmaceutical industry as a whole. Although the generic industry may benefit from some measures, such as an increased ability for generic companies to produce follow-on biologicals, the balance of the industry reform measures, if adopted as proposed, could result in a material adverse effect to our results of operations and could increase our costs of operation, decrease earnings, and adversely affect our overall business.
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
The design, development and manufacture of pharmaceutical products involve an inherent risk of product liability claims and associated adverse publicity. Product liability insurance coverage is expensive, difficult to obtain, and may not be available in the future on acceptable terms, or at all. Although we currently carry $ 80.0 million of such insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceutical products for human consumption.
We face risks relating to our goodwill and intangibles.
At December 31, 2009, our goodwill, which was originally generated as a result of the December 1999 merger of Global Pharmaceuticals Corporation and Impax Pharmaceuticals, Inc., was approximately $ 27.6 million, or approximately 4% of our total assets. We may never realize the value of our goodwill and intangibles. We will continue to evaluate, on a regular basis, whether events or circumstances have occurred to indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary. Although as of December 31, 2009, the carrying value of goodwill was not impaired based on our assessment performed in accordance with GAAP, any such future determination requiring the write-off of a significant portion of carrying value of goodwill could have a material adverse effect on our financial condition or results of operations.
If we are unable to manage our growth, our business will suffer.
We have experienced rapid growth in the past several years and anticipate continued rapid expansion in the future. The number of ANDAs pending approval at the FDA has increased from 11 at June 30, 2001 to 32 at February 15, 2010. This growth has required us to expand, upgrade, and improve our administrative, operational, and management systems, internal controls and resources. We anticipate additional growth in connection with the expansion of our manufacturing operations, development of our brand-name products, and our marketing and sales efforts for the products we develop. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage growth effectively or to develop a successful marketing approach, our business and financial results will be materially harmed.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any future changes in estimates, judgments and assumptions used or necessary revisions to prior estimates; judgments or assumptions could lead to a restatement of our results.
The consolidated financial statements included in this Annual Report on Form 10-K are prepared in accordance with GAAP. This involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income.
Terrorist attacks and other acts of violence or war may adversely affect our business.
Terrorist attacks at or nearby our facilities in Hayward, California, Philadelphia, Pennsylvania, or our manufacturing facility in Taiwan may negatively affect our operations. While we do not believe that we are more susceptible to such attacks than other companies, such attacks could directly affect our physical facilities or those of our suppliers or customers and could make the transportation of our products more difficult and more expensive and ultimately affect our sales.
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

Because of the location of our manufacturing and research and development facilities, our operations could be interrupted by an earthquake or be susceptible to climate changes.

Our corporate headquarters in California, manufacturing operations in California and Taiwan, and research and development activities related to process technologies are located near major earthquake fault lines. Although we have other facilities, we produce a substantial portion of our products at our California facility. A disruption at these California facilities due to an earthquake, other natural disaster, or due to climate changes, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis. In addition, we could experience a destruction of facilities which would be costly to rebuild, or loss of life, all of which could materially adversely affect our business and results of operations.

We presently carry $ 10.0 million of earthquake coverage which covers all of our facilities on a worldwide basis. We carry an additional $ 30.0 million of earthquake coverage specifically for our California facilities. We believe the aggregate amount of earthquake coverage we currently carry is appropriate in light of the risks; however, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may discontinue some or all of this insurance coverage in the future if the cost of premiums exceeds the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged facilities, as well as the anticipated future net sales from those facilities.

Risks Related to Our Stock
There is currently a limited market for our common stock.
Although our common stock is listed for trading on the NASDAQ Global Market, the trading in our common stock may have less liquidity than the trading in the securities of many other companies listed on that market. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market for our common stock does not develop, you may be unable to resell your shares of common stock at or above the price at which you acquired the shares or at any price. In addition, given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause the price of our common stock to fall.
Our stock price is volatile.
The stock market has, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock, like the stock price of many publicly traded specialty pharmaceutical companies, is volatile. For example, the sale price of our stock during the years ended December 31, 2009 and 2008 ranged from a high of $ 13.87 during the quarter ended December 31, 2009 to a low of $ 2.50 during the quarter ended March 31, 2009.
Prices of our common stock may be influenced by many factors, including:
•	our ability to maintain compliance with SEC reporting requirements;
•	our ability to maintain the listing of our common stock on The NASDAQ Stock Market LLC;
•	investor perception of us;
•	analyst recommendations;
•	market conditions relating to specialty pharmaceutical companies;
•	announcements of new products by us or our competitors;
•	publicity regarding actual or potential developments relating to products under development by us or our competitors;
•	developments, disputes or litigation concerning patent or proprietary rights;
•	delays in the development or approval of our product candidates;
•	regulatory developments;
•	period to period fluctuations in our financial results and those of our competitors;
•	future sales of substantial amounts of common stock by stockholders; and
•	economic and other external factors.

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
Under certain circumstances, if a person or group acquires, or announces its intention to acquire, beneficial ownership of 20% or more of our outstanding common stock, each holder of such right (other than the third party triggering such exercise), would be able to purchase, upon exercise of the right at the then applicable exercise price (currently $ 15), that number of shares of our common stock having a market value of two times the exercise price of the right (currently $ 30). Subject to certain exceptions, if we are consolidated with, or merged into, another entity and we are not the surviving entity in such transaction or shares of our outstanding common stock are exchanged for securities of any other person, cash or any other property, or more than 50% of our assets or earning power is sold or transferred, then each holder of the right would be able to purchase, upon the exercise of the right at the then applicable exercise price (currently $ 15), the number of shares of common stock of the third party acquirer having a market value of two times the exercise price of the right (currently $ 30). The rights expire on January 20, 2012, unless extended by our board of directors.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our primary properties consist of a 35,000 sq. ft. corporate headquarters and research and development center and 50,000 sq. ft. manufacturing facility, both located in Hayward, California, a 113,000 sq. ft. packaging and warehousing facility in Philadelphia, Pennsylvania, all of which are owned by us, and a leased 44,000 sq. ft. facility in New Britain, Pennsylvania, which houses sales, marketing and administration personnel and also serves as our distribution center. In addition, we own a 19,000 sq. ft. office building containing additional administrative and laboratory facilities in Hayward and lease four additional facilities aggregating 143,000 sq. ft. in Hayward, and Fremont, California, which are utilized for additional research and development, administrative services and equipment storage. The expiration dates of these lease agreements range between December 31, 2010 and January 31, 2015. We also own a 100,000 sq. ft. manufacturing facility in Taiwan which has an annual production capacity of approximately 450 million tablets and capsules. We expect shipments of commercial product from our manufacturing facility in Taiwan to begin in 2010. Our properties are generally used to support the operations of both the Global Division and the Impax Division.
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

Item 3. Legal Proceedings
Patent Infringement Litigation
AstraZeneca AD et al. v. Impax Laboratories, Inc. (Omeprazole)
In litigation commenced against us in the U.S. District Court for the District of Delaware in May 2000, AstraZeneca AB alleged our submission of an ANDA seeking FDA permission to market Omeprazole Delayed Release Capsules, 10mg, 20mg and 40mg, constituted infringement of AstraZeneca’s U.S. patents relating to its Prilosec® product and sought an order enjoining us from marketing our product until expiration of the patents. The case, along with several similar suits against other manufacturers of generic versions of Prilosec®, was subsequently transferred to the U.S. District Court for the Southern District of New York. In September 2004, following expiration of the 30-month stay, the FDA approved our ANDA, and we, along with our alliance agreement partner, Teva, commenced commercial sales of our product. In January 2005, AstraZeneca added claims of willful infringement, for damages, and for enhanced damages on the basis of this commercial launch. Claims for damages were subsequently dropped from the suit against us, but were included in a separate suit filed against Teva. In May 2007, the court found the product infringed two of AstraZeneca’s patents and these patents were not invalid. The court ordered FDA approval of our ANDA be converted to a tentative approval, with a final approval date not before October 20, 2007, the expiration date of the relevant pediatric exclusivity period. In August 2008 the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision of infringement and validity. In January, 2010, AstraZeneca, Teva and we entered into a settlement agreement and the suits against both Teva and us were dismissed.
Aventis Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Fexofenadine /Pseudoephedrine)
We are a defendant in an action brought in March 2002 by Aventis Pharmaceuticals Inc. and others in the U.S. District Court for the District of New Jersey alleging our proposed Fexofenadine and Pseudoephedrine Hydrochloride tablets, generic to Allegra-D®, infringe seven Aventis patents and seeking an injunction preventing us from marketing the products until expiration of the patents. The case has since been consolidated with similar actions brought by Aventis against five other manufacturers (including generics to both Allegra® and Allegra-D®). In March 2004, Aventis and AMR Technology, Inc. filed a complaint and first amended complaint against us and one of the other defendants alleging infringement of two additional patents, owned by AMR and licensed to Aventis, relating to a synthetic process for making the active pharmaceutical ingredient, Fexofenadine Hydrochloride and intermediates in the synthetic process. We believe we have defenses to the claims based on non-infringement and invalidity.
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

Endo Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Oxymorphone)
In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against us in the U.S. District Court for the District of Delaware, requesting a declaration our Paragraph IV Notices with respect to our ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to our amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases have subsequently been transferred to the U.S. District Court for the District of New Jersey. We have filed an answer and counterclaims. The court held a Markman hearing on December 21, 2009. Although no trial date has been set, a final pretrial conference is scheduled for March 8, 2010.
lmpax Laboratories, Inc. v. Medicis Pharmaceutical Corp. (Minocycline)
In January 2008, we filed a complaint against Medicis Pharmaceutical Corp. in the U.S. District Court for the Northern District of California, seeking a declaratory judgment of our filing of its ANDA relating to Minocycline Hydrochloride Extended Release Tablets 45 mg, 90 mg, and 135 mg, generic to Solodyn®, did not infringe any valid claim of U.S. Patent No. 5,908,838. Medicis filed a motion to dismiss the complaint for lack of subject matter jurisdiction. On April 16, 2008, the District Court granted Medicis’ motion to dismiss, and judgment was entered on April 22, 2008. We appealed the dismissal decision to the U.S. Court of Appeals for the Federal Circuit. While on appeal in December 2008, the parties announced they had settled the case by entering into a settlement and license agreement, which allows Impax to launch its products no later than November 2011. The appeal was dismissed by stipulation in accordance with the settlement and license agreement.

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)
In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against us in the U.S. District Court for the Southern District of New York, alleging our filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. We filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on our ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600, expiring on September 25, 2012 with pediatric exclusivity, we agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the ‘600 patent not invalid on January 20, 2010. Discovery is proceeding in our case, and no trial date has been set.
Boehringer Ingelheim Pharmaceuticals, et al. v. Impax Laboratories, Inc. (Tamsulosin)
In July 2008, Boehringer Ingelheim Pharmaceuticals Inc. and Astellas Pharma Inc. (together, “Astellas”) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging patent infringement in connection with the filing of our ANDA relating to Tamsulosin Hydrochloride Capsules, 0.4 mg, generic to Flomax®. After filing our answer and counterclaims, we filed a motion for summary judgment of patent invalidity. The District Court conducted hearings on claim construction in May 2009, and summary judgment in June 2009. In October 2009, the parties announced they had entered a settlement agreement allowing us to launch our product no later than March 2, 2010. A stipulated consent judgment was entered by the District Court and the case was dismissed.
Purdue Pharma Products L.P., et al. v. Impax Laboratories, Inc. (Tramadol)
In August 2008, Purdue Pharma Products L.P., Napp Pharmaceutical Group LTD., Biovail Laboratories International, SRL, and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (collectively, “Purdue”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Tramadol Hydrochloride Extended Release Tablets, 100 mg, generic to 100mg Ultram® ER. In November 2008, Purdue asserted additional infringement claims with respect to our amended ANDA, which added 200 mg and 300 mg strengths of the product. We filed answers and counterclaims to those complaints. In August 2009, one of the patents-in-suit, U.S. Patent No. 6,254,887, was found invalid in another ANDA case relating to Ultram® ER, Purdue Pharma Products L.P. et al, v. Par Pharmaceutical, Inc. et al., Case No. 07-255 (D. Del.) (“Par action”) The Par action is now on appeal to the U.S. Court of Appeals for the Federal Circuit. On November 16, 2009, we and Purdue agreed by stipulation to stay the case until the earlier of the following two events: (a) the Federal Circuit issues a mandate in the Par action or that action is otherwise disposed of, or (b) an undisclosed event. Neither event has occurred yet.

Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against us in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of our ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. We have filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of our ANDA for the 150 mg strength. Discovery is proceeding, fact discovery closes on August 15, 2010, and no trial date has been set.
Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. We have filed an answer and counterclaim. Discovery is proceeding, the Markman hearing is scheduled for August 13, 2010, and trial is set to begin on September 27, 2010.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)
In March 2009, Genzyme Corporation filed suit against us in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of our ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®. We have filed an answer and counterclaim. Fact discovery closes on December 3, 2010, the Markman hearing is set for January 21, 2011, and trial is scheduled for September 27, 2012.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate)
In April 2009, Genzyme Corporation filed suit against us in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of our ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®. We have filed an answer and counterclaim. Fact discovery closes on December 3, 2010, the Markman hearing is set for January 21, 2011, and trial is scheduled for September 27, 2012.
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

Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. and Abbott Laboratories and Laboratories Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against us in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. We have filed an answer and counterclaim.
Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam)
In January 2010, Daiichi Sankyo, Inc. and Genzyme Corporation (together, “Genzyme”) filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Colesevelam Hydrochloride Tablets, 625 mg, generic to Welchol®. We have not yet filed an answer.

Other Litigation Related to Our Business
Axcan Scandipharm Inc. v. Ethex Corp, et al. (Lipram UL)
In May 2007, Axcan Scandipharm Inc., a manufacturer of the Ultrase® line of pancreatic enzyme products, brought suit against us in the U.S. District Court for the District of Minnesota, alleging we engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the marketing and sale of our now-discontinued Lipram UL products. The suit was seeking actual and consequential damages, including lost profits, treble damages, attorneys’ fees, injunctive relief and declaratory judgments to prohibit the substitution of Lipram UL for prescriptions of Ultrase®. The District Court granted in part and denied in part our motion to dismiss the complaint, as well as the motion of co-defendants Ethex Corp. and KV Pharmaceutical Co., holding any claim of false advertising pre-dating June 1, 2001, is barred by the statute of limitations. On January 5, 2010, the parties settled the case and the case was subsequently dismissed with prejudice.
Budeprion XL Litigation
In June 2009, we were named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by us and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL®. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the U.S. District Court for the Eastern District of Pennsylvania. We believe the lawsuits are without merit and intend to vigorously defend against them.

Insurance
Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. At December 31, 2009, we carried $ 80 million of product liability insurance for our own manufactured products. This insurance may not be adequate to cover any product liability claims to which we may become subject.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price
Our common stock was traded on The NASDAQ Stock Market LLC under the symbol “IPXL” until August 8, 2005, when it was delisted due to our failure to file our Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Our failure to file these periodic reports violated NASDAQ Marketplace Rule 4310(c) (14), compliance with which was required for continued listing on The NASDAQ Stock Market LLC.
From August 8, 2005 until December 29, 2006, our common stock was quoted on the Pink Sheets® operated by Pink OTC Markets Inc. under the symbol “IPXL.PK.” On December 29, 2006, the SEC suspended all trading in our common stock through January 16, 2007 and instituted an administrative proceeding to determine whether, in light of our reporting delinquency, to suspend or revoke the registration of our common stock under Section 12 of the Exchange Act. Beginning January 17, 2007, our common stock was again quoted in the Pink Sheets®, but from that time forward dealers were permitted to publish quotations only on behalf of customers that represent such customers’ indications of interest and do not involve dealers’ solicitation of such interest. On May 23, 2008, our registration of the common stock under Section 12 of the Exchange Act was revoked and brokers and dealers were prohibited from effecting transactions in our common stock. On December 9, 2008 our common stock again became registered under Section 12 of the Exchange Act and beginning January 2009 it was again quoted on the Pink Sheets® and OTC Bulletin Board under the symbol “IPXL.OB.” Since March 16, 2009, our common stock has been listed on the NASDAQ Global Market under the symbol “IPXL.”
The following table sets forth the high and low sales prices for our common stock as reported by Pink OTC Markets Inc. and the NASDAQ Global Market, as applicable, for the periods indicated below. The prices reported by Pink OTC Markets Inc. reflect inter-dealer quotations, without retail mark-up, mark-down or commission:

	Price Range
	per Share
	High		Low
Year Ending December 31, 2009
First Quarter		$7.74		$2.50
Second Quarter		$7.59		$4.89
Third Quarter		$9.10		$7.02
Fourth Quarter		$13.87		$8.59
Year Ended December 31, 2008
First Quarter		$11.40		$6.50
Second Quarter (through May 23, 2008)		$9.55		$8.00
Third Quarter	$	n/a	$	n/a
Fourth Quarter	$	n/a	$	n/a
Holders
As of December 31, 2009, there were approximately 407 holders of record of our common stock, solely based upon the count our transfer agent provided us as of that date and this number does not include:
•	any beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries; and
•	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

Dividends
We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future. Our current policy is to retain all earnings, if any, for use in the operation of our business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our earnings, financial condition, capital requirements and other factors as the Board of Directors may deem relevant. Our loan agreement with Wachovia prohibits the payment of dividends without the consent of Wachovia.
Unregistered Sales of Securities
Otherwise as previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, there were no sales of unregistered securities during the year ended December 31, 2009.
Purchases of Equity Securities by the Issuer
The following table provides information regarding the purchases of our equity securities by us during the quarter ended December 31, 2009.

Total
Number of
			Shares (or	Maximum
			Units)	Number (or
			Purchased	Approximate Dollar
			as Part of	Value) of Shares (or
			Publicly	Units) that May Yet
	Total	Average	Announced	Be Purchased Under
	Number of Shares	Price Paid Per	Plans or	the Plans or
Period	(or Units) Purchased(1)	Share (or Unit)	Programs	Programs

October 1, 2009 to October 31, 2009	11,692 shares of common stock	$9.32	—	—

November 1, 2009 to November 30, 2009	8,813 shares of common stock	$11.49	—	—

December 1, 2009 to December 31, 2009	4,637 shares of common stock	$12.65	—	—

(1)	Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”).

Equity Compensation Plans
The following table details information regarding our existing equity compensation plans as of December 31, 2009:

Number of
Securities
Remaining
Available for
	Number of			Future Issuance
	Securities to be			Under Equity
	Issued Upon		Weighted Average	Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding		Outstanding	Securities reflected
	Options, Warrants		Options, Warrants	in
	and Rights		and Rights	Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,229,818	(1)	$9.87	1,378,639
Equity compensation plans not approved by security holders	—		—	363,041	(2)

Total:	8,229,818		$9.87	1,741,680

(1)	Represents options issued pursuant to the 2002 Plan, and the Impax Laboratories Inc. 1999 Equity Incentive Plan.

(2)	Represents 363,041 shares of common stock available for future issuance under the Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.
See Notes 14 and 15 to our consolidated audited financial statements for information concerning our equity compensation plans and employee benefit plans.

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
The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of our financial position and results of operations for these periods. The Statement of Operations and Balance Sheet Data for 2008 and 2007 presented below have been adjusted to reflect the application of Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC” or the “Codification”) Topic 470, the amended accounting standard for debt with conversion and other options, which we applied on a retrospective basis beginning with the year ended December 31, 2007.

	For the Years Ended December 31
($ in 000s, except per share data)	2009	2008	2007	2006	2005
		(as adjusted)	(as adjusted)
Statements of Operations Data:
Total revenues	$358,409	$210,071	$273,753	$135,246	$112,400
Research and development	63,274	59,237	39,992	29,635	26,095
Total operating expenses	117,683	114,179	89,590	74,245	59,588
Income (loss) from operations	70,413	3,923	76,507	(11,247)	(5,623)
Net income (loss)	50,061	15,987	125,410	(12,044)	(5,780)
Net income (loss) per share — basic	$0.83	$0.27	$2.13	$(0.20)	$(0.10)
Net income (loss) per share — diluted	$0.82	$0.26	$2.05	$(0.20)	$(0.10)

	As of December 31
($ in 000s)	2009	2008	2007	2006	2005
		(as adjusted)	(as adjusted)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$90,369	$119,985	$143,496	$29,834	$56,081
Working capital	170,143	126,784	110,108	81,919	55,796
Total assets	660,756	514,287	513,745	343,888	260,285
Long-term debt	—	5,990	16,061	89,603	80,285
Total liabilities	438,529	354,637	377,697	347,864	251,399
Retained earnings (deficit)	828	(49,233)	(65,220)	(186,215)	(174,171)
Total stockholders’ equity (deficit)	$222,227	$159,650	$136,048	$(3,976)	$8,886

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
Overview
General
We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of February 15, 2010, we marketed 83 generic pharmaceuticals, which represent dosage variations of 26 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of 4 different pharmaceutical compounds are marketed by our alliance agreement partners. We have 32 applications pending at the FDA, including 5 tentatively approved by the FDA, and 52 other products in various stages of development for which applications have not yet been filed.
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
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label, the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. We also generate revenue from research and development services provided under a joint development agreement with another pharmaceutical company, and report such revenue under the caption “Research partner” revenue on the consolidated statement of operations. We provide theses services through the research and development group in our Global Division.
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
Revenue Recognition
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
Private Label Product sales. We recognize revenue from direct sales in accordance with SAB 104. Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under FASB ASC Topic 605.

Rx Partner and OTC Partner. Each of our alliance agreements involves multiple deliverables in the form of products, services or licenses over extended periods. FASB ASC Topic 605 supplemented SAB 104 for accounting for such multiple deliverable arrangements. With respect to our multiple deliverable arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement utilizing a modified proportional performance method. Under this method the amount recognized in the period of initial recognition is based upon the number of years elapsed under the agreement relative to the estimated life of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of estimated agreement years. The balance of the amount realized is recognized in equal amounts in each of the remaining years. Thus, for example, with respect to profit share or royalty payment reported by a strategic partner during the third year of an agreement with an estimated life of 23 years, 3 / 23 of the amount reported is recognized in the year reported and 1/23 of the amount is recognized during each of the remaining 20 years. A fuller description of our analysis under FASB ASC Topic 605 and the modified proportional performance method is set forth in “Item 8. Financial Statements and Supplementary Data — Note 2 to Consolidated Financial Statements”.
As noted above, our alliance agreements obligate us to deliver multiple goods and /or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, we receive payments from our alliance agreement partners for product shipments, and may also receive royalty, profit sharing, and /or upfront or periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Royalty and profit sharing amounts we receive under these agreements are calculated by the respective alliance agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, returns, shelf stock adjustments and other adjustments the alliance agreement partners may negotiate with their customers. We record the alliance agreement partner’s adjustments to such estimated amounts in the period the alliance agreement partner reports the amounts to us.

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
Impact of Economic and Regulatory Conditions
The global economy has been undergoing a period of significant volatility which has lead to diminished credit availability, declines in consumer confidence, and increases in unemployment rates. There remains a high degree of caution about the stability of the U.S. economy due to the ongoing domestic and global financial crisis, and there can be no assurances further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular. While generic drugs present a cost-effective alternative to higher-priced branded products, our sales and those of our alliance agreement partners could be negatively affected if patients forego obtaining healthcare. In addition, reduced consumer spending may force our competitors and us to decrease prices.
In addition, we have exposure to many different industries and counterparties, including our partners under our alliance, research, and promotional services agreements, suppliers of raw chemical materials, drug wholesalers and other customers, may be unstable or may become unstable in the current economic environment. Any such instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us.
Healthcare costs have risen significantly over the past decade. There have been, and continue to be, proposals by the President of the United States, the United States Congress, including both the U.S. House of Representatives and U.S. Senate, and federal and state healthcare regulatory agencies, to reduce healthcare spending and contain costs. Certain reform initiatives, if passed, would impose price limitations on currently marketed products and future products currently under development, or require us to agree to provide product rebates on certain items to government payers, which may be significant. These limitations could, in turn, reduce the amount of revenues we will be able to ultimately earn in the future from sales of our products and services.

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
The following table is a roll-forward of the activity in the chargeback reserve for the years ended December 31, 2009, 2008 and 2007:

	As of December 31,
	2009	2008	2007
	($ in 000s)
Chargeback reserve

Beginning balance	$4,056	$2,977	$4,401
Provision recorded during the period	126,105	50,144	33,972
Credits issued during the period	(108,713)	(49,065)	(35,396)

Ending balance	$21,448	$4,056	$2,977

Provision as a percent of Global product sales, gross	24%	28%	23%
The decrease in the provision for chargebacks as a percent of Global product sales, gross from 2008 to 2009 was principally the result of the launch of our mixed amphetamine salts products during 4Q-2009, which generally carried a lower level of chargebacks than other products sold through our Global Division’s Global products sales channel, and resulted in a reduced overall aggregate chargeback rate during 2009.
The increase in the provision for chargebacks from 2007 to 2008 was the result of increasing price competition for generic drugs sold through our Global Division’s Global products sales channel. Reductions in the selling prices of our generic products sold during that time period frequently took the form of a larger chargeback credit issued to a wholesaler. As pricing competition increased, the difference between the contract prices we negotiated with indirect customers and the wholesaler prices increased, thereby resulting in larger chargebacks.

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
The following table is a roll-forward of the activity in the rebate reserve for the years December 31, 2009, 2008 and 2007:

	As of December 31,
	2009	2008	2007
	($ in 000s)
Rebate reserve

Beginning balance	$4,800	$3,603	$3,124
Provision recorded during the period	72,620	20,361	15,968
Credits issued during the period	(39,639)	(19,164)	(15,489)

Ending balance	$37,781	$4,800	$3,603

Provision as a percent of Global product sales, gross	14%	11%	11%
The increase in the provision for rebates as a percent of Global product sales, gross from 2008 to 2009 was principally the result of the launch of our mixed amphetamine salts products during 4Q-2009, which generally carried a higher level of rebates than other products sold through our Global Division’s Global products sales channel, and resulted in a higher overall aggregate rebate rate during 2009.
The provision for rebates, as a percent of Global Product sales, gross, was consistent for each of the two years in the period ended December 31, 2008. Our historical experience for aggregate rebates paid was generally more consistent than our experience for other sales deductions because the terms of the various rebate programs we offered to our customers were less susceptible to market forces (in the aggregate), and the terms and conditions of the various rebate programs offered to customers did not change significantly during the two year period ended December 31, 2008.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until 12 months following, the products’ expiration date. We estimate a provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global product sales. The sales return reserve is estimated using a historical lag period (the time between the month of sale and the month of return) and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, and the introduction of new products. We also consider other factors, including significant market changes which may impact future expected returns. We monitor aggregate actual returns on a quarterly basis and may record specific provisions for returns we believe are not covered by historical percentages.
The following table is a roll-forward of the activity in the accrued product returns for the years ended December 31, 2009, 2008 and 2007:

	As of December 31,
	2009	2008	2007
	($ in 000s)
Returns reserve

Beginning balance	$13,675	$14,261	$12,903
Provision recorded during the period	11,847	5,719	5,459
Credits issued during the period	(3,408)	(6,305)	(4,101)

Ending balance	$22,114	$13,675	$14,261

Provision as a percent of Global product sales, gross	2%	3%	4%
The provision for returns as a percent of Global product sales, gross has declined steadily during the three year period ended December 31, 2009 primarily as the result of continued improvement in our historical experience of actual return credits processed. Our historical experience for returns has improved due to the launch of new products in recent years, as well as to the continued reduction of sales of generic drug products that are not bioequivalent (sometimes referred to as “non-AB-rated”) to the associated brand drug. Sales of our “non-AB-rated” drugs declined 63% and 74% from 2008 to 2009 and from 2007 to 2008, respectively, as a result of our decision to begin to discontinue the sale of non-AB-rated products, thereby having less impact on the overall returns percentage in 2008, and continuing through 2009.

Medicaid. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine an estimated Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $ 9,759,000 and $ 584,000 as of December 31, 2009 and 2008, respectively. The accrual for Medicaid rebate payments increased significantly during 2009 as a result of the launch of our mixed amphetamine salts products in October 2009. As our mixed amphetamine salts products are authorized generics to the related brand product, Medicaid rebate payments are calculated on them under the regulations applicable to brand products. Historically, differences between our estimated and actual payments made have been de minimis.
Shelf-Stock Adjustments. When, based on market conditions, we reduce the selling price of a product; we may choose to issue a shelf-stock adjustment credit to customers, the amount of which is typically derived from the level of a specific product held by the customer, who agrees to continue to purchase the product from us. Such a credit is referred to as a shelf-stock adjustment, which is the difference between the invoiced gross sales price and the revised lower gross sales price, multiplied by an estimate of the number of product units in the customer’s inventory. The primary factors we consider when estimating a reserve for a shelf-stock adjustment include the per unit credit amount and an estimate of the level of inventory held by the customer. The accrued reserve for shelf-stock adjustments totaled $ 225,000 and $ 572,000 as of December 31, 2009 and 2008, respectively. Historically, differences between our estimated and actual credits issued for shelf stock adjustments have been de minimis.
Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $ 372,000 and $ 828,000 at December 31, 2009 and 2008, respectively.

Estimated Lives of Alliance Agreements. The revenue we receive under our alliance agreements is not subject to adjustment for estimated discounts, rebates, chargebacks, returns and similar adjustments; as the amounts we receive from our alliance partners are net of such adjustments. However, because we recognize the revenue we receive under our alliance agreements over the respective alliance agreement’s estimated life or our expected period of performance — utilizing a modified proportional performance method, under either alternative — we are required to estimate the recognition period under each respective alliance agreement in order to determine the amount of revenue and associated product manufacturing cost to be recognized in each period. Sometimes this estimate is based solely on the fixed term of the particular alliance agreement. In other cases the estimate may be based on more subjective factors as noted in the following paragraphs. While changes to the estimated recognition periods may be infrequent, such changes, should they occur, may have a significant impact on our consolidated financial statements.
The term of the Teva Agreement, for example, is 10 years following the launch of the last product subject to the Teva Agreement. Since product launch is dependent upon FDA approval of the product, we are required to estimate when FDA approval is likely to occur in order to estimate the life of the Teva Agreement. In 2009 we updated the estimated life of the Teva Agreement to be approximately 23 years from the June 2001 inception date, as compared to our previous estimate of 18 years from the June 2001 inception date. Our current estimate is the development of the last product under the Teva Agreement will require additional time to develop, resulting in FDA approval occurring at a later future date. In accordance with our accounting policy, the change in the recognition period for the Teva Agreement was applied prospectively, as an adjustment in the period of change in 2009. In the year ended December 31, 2009, the revised recognition period of the Teva Agreement resulted in a decrease of revenue and product manufacturing costs of approximately $ 1.9 million and $ 1.4 million, respectively. If we determine our estimated timing of FDA approval requires further adjustment, then we would adjust the recognition period under the Teva Agreement on a prospective basis, resulting in a change to the amount of revenue and product manufacture cost recognized under the Teva Agreement.

We estimate our expected period of performance to provide research and development services under the Joint Development Agreement with Medicis is 48 months starting in December 2008 (i.e. when the $ 40.0 million upfront payment was received) and ending in November 2012 (i.e. upon FDA approval of the fifth and final submission). The FDA approval of the final submission under the Joint Development Agreement represents the end of our expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of FDA approval for the final submission under the Joint Development Agreement is different from our estimate, the revenue recognition period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Medicis Joint Development Agreement has occurred to date, if we were to conclude that significantly more time will be required to obtain FDA approval, then we would increase our estimate of the recognition period under the agreement, resulting in a lesser amount of revenue and related costs in current and future periods.
In 2007, we changed our estimate of the life of the DAVA Agreement, resulting in the recognition of a substantially greater portion of the revenue thereunder in 2007 and 2008 than we would have recognized under our original estimate. When we entered into the DAVA Agreement in November 2005, we estimated its life at 10 years, which was the fixed term of the agreement, and began recognizing revenue thereunder over 10 years. In March 2007, in connection with the settlement of a patent infringement lawsuit against us, we agreed to stop manufacturing and selling the product covered by the DAVA Agreement in January 2008. While the settlement permits us to resume manufacture and sale of the product in 2013 or earlier under certain circumstances and the DAVA Agreement will remain effective through November 2015, we concluded that if any of the contingent events occur to permit us to resume sales of the product, the same events will result in such a highly competitive generic marketplace to make it unlikely we will find it economically favorable to devote manufacturing resources to the resumption of sales of our product. As a result, we concluded the economic life of the DAVA Agreement, and therefore our expected period of performance, ended in January 2008. Accordingly, on March 30, 2007, the effective date of the patent litigation settlement, we adjusted the period of revenue recognition and product manufacturing costs amortization under the DAVA Agreement from 10 years to 27 months (i.e. November 2005 through January 2008). As the terms of the patent litigation settlement did not exist and could not have been known when the life of the DAVA Agreement was originally estimated, the change in the recognition period has been applied prospectively as an adjustment in the period of change. The change in the revenue recognition period for the DAVA Agreement had the effect of increasing revenue recognized under the DAVA Agreement by $ 17.1 million and $ 93.9 million for the years ended December 31, 2008 and 2007, respectively.

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
Share-Based Compensation. We recognize the fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.

Income Taxes. We are subject to U.S. federal, state and local income taxes and Taiwan income taxes. We create a deferred tax asset when we have temporary differences between the results for financial reporting purposes and tax reporting purposes. Prior to June 30, 2007, we recorded a valuation allowance for all of our deferred tax assets since up and until that time, it was more likely than not that we would be unable to realize those assets primarily due to our history of operating losses. At June 30, 2007, due primarily to the successful sales of generic OxyContin® under a license, we determined that it would be more likely than not that we would be able to realize these assets and the valuation reserve was removed. This resulted in the recognition of a substantial tax benefit in the second quarter of 2007. We have determined that these assets remain realizable primarily due to the amount of taxable income which has been or we expect will be generated. In 2008, we recorded a valuation allowance related to the net operating losses generated by our subsidiary. In 2009, we reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. Based upon the changes in Taiwan tax law, we determined it was more likely than not the results of future operations of the wholly-owned subsidiary will generate sufficient taxable income to realize the deferred tax assets related to its net operating loss carryforward.
Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government and U.S. Government-sponsored entities securities, treasury bills, corporate bonds, short-term commercial paper, and high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at December 31, 2009. We had no debt outstanding as of December 31, 2009. Our only remaining debt instrument at December 31, 2009 was the Wachovia revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it.
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

Goodwill. In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2009 and 2008, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.
Adoption of FASB ASC Topic 470. In May 2008, the FASB issued an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement), referred to as FASB ASC Topic 470. The FASB ASC Topic 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of FASB ASC Topic 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of its effective date. The Statement of Operations and Balance Sheet Data for 2008 and 2007 presented below have been adjusted to reflect the application of FASB ASC Topic 470, which we applied on a retrospective basis beginning with the year ended December 31, 2007. See “Item 8 Financial Statements and Supplementary Data — Notes 2 and 18 to Consolidated Financial Statements” for more information on the adoption of FASB ASC Topic 470.

Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Overview
The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2009 and 2008:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2009	2008	$	%
		(as adjusted)
Total revenues	$358,409	$210,071	$148,338	71%
Gross profit	188,096	118,102	69,994	59%

Income from operations	70,413	3,923	66,490	nm

Income before income taxes	70,977	26,009	44,968	173%
Provision for income taxes	21,006	10,069	10,937	109%

	49,971	15,940	34,031	213%
Non-controlling interest	90	47	43	91%

Net income	$50,061	$15,987	$34,074	213%

Net Income
Net income for the year ended December 31, 2009 was $50.1 million, an increase of $34.1 million, or 213%, as compared to net income of $16.0 million for the year ended December 31, 2008, resulting principally from increased Global Product sales, net, lower selling, general and administrative expenses and a reduced overall effective tax rate, partially offset by a decrease in Rx Partner revenue and OTC Partner revenue, and higher research and development expenses. As discussed throughout this section, we earned significant revenues and gross profit from sales of our mixed amphetamine salts and fenofibrate products during the year ended December 31, 2009. Accordingly, any significant diminution of such product sales revenue and gross profit due to the resumption of competition or any other competitive reasons in future periods may materially and adversely affect our results of operations in such periods. Additionally, as discussed below, the decrease in Rx Partner revenue was the result of the cessation of the sale of our generic version of OxyContin® pursuant to a litigation settlement agreement in 2008. The cessation of the sale of our generic version of OxyContin®, and no revenue from such sales in the year ended December 31, 2009 as compared to the same period in 2008, has materially affected the Rx Partner revenues for the year ended December 31, 2009, and the loss of this revenue may materially affect our Rx Partner revenue in the future.

Global Division
The following table sets forth results of operations for the Global Division for the years ended December 31, 2009 and 2008:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2009	2008	$	%
		(as adjusted)
Revenues
Global product sales, net	$287,079	$96,006	$191,073	199%
Private Label product sales	5,513	2,596	2,917	112%
Rx Partner	33,835	81,778	(47,943)	(59)%
OTC Partner	6,842	15,946	(9,104)	(57)%
Research Partner	11,680	833	10,847	nm
Other	12	21	(9)	(43)%

Total revenues	344,961	197,180	147,781	75%

Cost of revenues	158,270	80,724	77,546	96%

Gross profit	186,691	116,456	70,235	60%

Operating expenses:
Research and development	38,698	42,930	(4,232)	(10)%
Patent litigation	5,379	6,472	(1,093)	(17)%
Selling, general and administrative	10,891	11,445	(554)	(5)%

Total operating expenses	54,968	60,847	(5,879)	(10)%

Income from operations	$131,723	$55,609	76,114	137%

Revenues
Total Global Division revenues for the year ended December 31, 2009, were $345.0 million, an increase of 75% over the same period in 2008.
Global product sales, net, were $287.1 million, an increase of 199% primarily due to sales of our mixed amphetamine salts products, indicated for the treatment of attention-deficit hyperactivity disorder, and our fenofibrate products, a cholesterol-lowering drug. We commenced sales of our mixed amphetamine salts products in October 2009; accordingly, there were no sales of these products in the prior year period. The increased sales of our fenofibrate products in 2009 resulted from a general increase in demand for generic versions of cholesterol-lowering drugs combined with the September 2008 cessation of U.S. sales of fenofibrate products by an unrelated third-party pharmaceutical company. At such time, when competitors enter and /or reenter the market to offer competing fenofibrate products, such a development could result in lower sales of our fenofibrate products in future periods. If and when such a development were to occur, our results of operations may be materially and adversely affected, including the Global Division’s (and thus the total company’s) Global Product sales, net revenue, total revenue, and gross profit.
Private Label product sales were $5.5 million, an increase of 112% primarily due to sales of generic loratadine /pseudoephedrine as a result of a new supply agreement which first became effective in 2008.

Rx Partner revenues were $33.8 million, down 59%, primarily attributable to reduced sales of generic OxyContin® and our generic Wellbutrin® XL 300mg. While the reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition, the decrease in our sales of generic OxyContin® resulted from a litigation settlement agreement. In this regard, our generic OxyContin® product was one of only two generic versions of OxyContin® in the marketplace during the second and fourth quarters of 2007 and in January 2008, when we ceased further sales of this product. The period-over-period comparison of Rx Partner revenue was principally impacted by the absence in the year ended December 31, 2009 of revenue recognized from sales of generic OxyContin® under the DAVA Agreement which ended in January 2008. During the year ended December 31, 2009 and 2008, revenue recognized from the sale of generic OxyContin® under the DAVA Agreement was $0 and $40.8 million, respectively. The cessation of the sale of our generic version of OxyContin®, and no revenue from such sales in the year ended December 31, 2009 as compared to the same period in 2008, materially affected the Rx Partner revenues for the year ended December 31, 2009 (as discussed above), and the loss of this revenue may materially affect our Rx Partner revenue (and therefore our total revenue) and resulting gross profit in the future.
OTC Partner revenues were $6.8 million, a decrease of 57%, primarily attributable to the expiration of our obligation to supply Schering-Plough with product on December 31, 2008. The loss of this revenue for the year ended December 31, 2009, was only partially offset by revenue from Private Label product sales.
Research Partner revenues were $11.7 million, an increase of $10.8 million, primarily driven by a full twelve months of revenue recognition of the $40.0 million upfront payment received in December 2008, as compared to one month of revenue recognition of the upfront payment in 2008, and the pro rata revenue recognition of three milestone payments aggregating $12.0 million, received at various times during 2009, including $5.0 million in May 2009, $5.0 million received in September 2009, and $2.0 million received in December 2009.
Cost of Revenues
Cost of revenues was $158.3 million for the year ended December 31, 2009, an increase of 96% primarily related to the higher sales of our generic mixed amphetamine salts and fenofibrate products.
Gross Profit
Gross profit for the year ended December 31, 2009 was $186.7 million or approximately 54% of total revenues, as compared to $116.5, or 59% of total revenue in the prior period. Gross profit in our Global Division increased primarily due to higher sales which was driven by our generic mixed amphetamine salts and fenofibrate product lines, offset by lower Rx Partner revenue due to the cessation, in the prior year period, of sales of our generic version of OxyContin®, as well as lower manufacturing efficiencies, and an increase in inventory carrying-value reserves.
Research and Development Expenses
Total research and development expenses for the year ended December 31, 2009 were $38.7 million, a decrease of 10%. Generic project activity decreased $4.2 million primarily due to decreased spending on bioequivalence studies of $2.7 million, and a $2.2 million decrease in legal fees related to patent expenses.

Patent Litigation Expenses
Patent litigation expenses for the years ended December 31, 2009 and 2008 were $5.4 million and $6.5 million, respectively, a decrease of $1.1 million, principally resulting from lower overall expenses as a result of the settlement of one litigation matter in 2008, resulting in the absence of expenses related to that matter in the current year , partially offset by higher expenses in the current year resulting from increased activity related to existing litigation matters, as well as new litigation matters which began in 2009.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the years ended December 31, 2009 and 2008 were $10.9 million and $11.4 million, respectively, a 5% decrease attributable principally to a $ 1.4 million charge for severance expenses related to the separation of an executive-level employee in the prior year period, partially offset by increased professional fees related to business development efforts of $0.7 million, and $0.2 million of general and administrative expenses related to our Taiwan facility which were not present in the prior year period.

Impax Division
The following table sets forth results of operations for the Impax Division for the years ended December 31, 2009 and 2008:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2009	2008	$	%
		(as adjusted)
Promotional Partner revenue	$13,448	$12,891	557	4%
Cost of revenues	12,043	11,245	798	7%

Gross profit	1,405	1,646	(241)	(15)%

Operating expenses:
Research and development	24,576	16,307	8,269	51%
Selling, general and administrative	3,469	2,671	798	30%

Total operating expenses	28,045	18,978	9,067	48%

Loss from operations	$(26,640)	$(17,332)	(9,308)	(54)%

Revenues
Promotional Partner revenue was $13.4 million for the year ended December 31, 2009, an increase of 4% compared to $12.9 million for the year ended December 31, 2008. The change from the prior year period was primarily the result of the commencement of physician detailing services under our co-promotion agreement with Wyeth on July 1, 2009, while the term of the promotional services agreement with Shire ended on June 30, 2009.
Cost of Revenues
Cost of revenues was $12.0 million for the year ended December 31, 2009 an increase of 7% from the same period in the prior year related to higher sales force expenses. The increase was primarily the result of credits in the prior period results for incentive compensation payments which were not earned; these credits are not present in the current period results.
Gross Profit
Gross profit for the year ended December 31, 2009 was $1.4 million a decrease of 15% attributed to the higher sales force compensation expenses noted above.
Research and Development Expenses
Total research and development expenses for the year ended December 31, 2009 were $24.6 million, an increase of 51% compared to $16.3 million for the prior year period. Expenses related to our brand-product pipeline increased $8.3 million including an increase of $4.4 million on clinical studies, $2.5 million related to higher spending on additional research personnel, and $ 0.9 million on outside services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2009 were $3.5 million, a 30% increase compared to $2.7 million for the prior year period attributable principally to the addition of executive level personnel.

Corporate and other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2009 and 2008:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2009	2008	$	%
		(as adjusted)
Litigation settlement	$9,318	$—	9,318	nm
General and administrative expenses	25,352	34,354	(9,002)	(26)%

Total operating expenses	34,670	34,354	316	1%

Loss from operations	(34,670)	(34,354)	(316)	(1)%

Change in fair value of common stock purchase warrant	—	1,234	(1,234)	(100)%
Other income, net	57	21,529	(21,472)	(100)%
Loss on repurchase of 3.5% Debentures	—	(113)	113	100%
Interest income	753	4,218	(3,465)	(82)%
Interest expense	(246)	(4,782)	4,536	95%

Loss before income taxes	(34,106)	(12,268)	(21,838)	(178)%

Provision for income taxes	$21,006	$10,069	10,937	109%
Litigation settlement
In January 2010, we entered into an agreement to settle a suit related to our Lipram UL products. Under the terms of the agreement, we agreed to reimburse the plaintiff for litigation costs, which was paid by us in January 2010. We recorded an accrued expense for this payment in the year ended December 31, 2009. The $9.3 million of Litigation settlement expense included the payment noted above, as well as legal and other professional fees incurred by us in defense of the suit.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2009 were $25.4 million, a 26% decrease attributable principally to a decrease in professional fees of $5.6 million, of which $3.7 million was related to the examination and review of our financial statements in conjunction with the filing of our registration statement on Form 10 with the SEC and $1.9 million of which was related to lower spending on corporate legal matters. In addition to the lower professional fees noted above, we also had lower management consulting fees of $1.1 million, and $ 0.7 million related to the adjustment of accrued settlement-related charges in conjunction with the August 2009 repayment-in-full of a subordinated promissory note.
Other income, net
Other income, net was $0.1 million and $21.5 million for the years ended December 31, 2009 and 2008, respectively. The prior year period included $25.0 million received under an antitrust claim settlement, partially offset by the accrual of $3.5 million for litigation settlement charges related to the settlement of the 2004 securities class actions in the U.S. District Court for the Northern District of California. There was no such activity in the year ended December 31, 2009.

Interest Income
Interest income for the year ended December 31, 2009 declined $3.5 million to $0.8 million, compared to the prior year period due to lower overall interest rates and lower average cash and short-term investment balances. The lower average cash and short-term investment balances in the year ended December 31, 2009 resulted from the use of cash and short-term investments to repurchase, on the holders’ June 15, 2009 prepayment option date, the $12.75 million remaining outstanding balance of our 3.5% convertible senior subordinated debentures (“3.5% Debentures”) and the August 2009 $6.9 million repayment-in-full of a subordinated promissory note.
Interest Expense
Interest expense for the year ended December 31, 2009 declined $4.5 million to $0.2 million, compared to the prior year period due to reduced amounts of average debt outstanding as a result of the June 2009 repurchase of our 3.5% Debentures and the August 2009 repayment-in-full of a subordinated promissory note, as noted above in the discussion of Interest income for the year ended December 31, 2009.
Income Taxes
During the year ended December 31, 2009, we recorded a tax provision of $21.0 million for U.S. domestic and foreign income taxes, which included a net reduction in the accrual for uncertain tax positions of $6.1 million. In the year ended December 31, 2008, we recorded a tax provision of $10.1 million, which included an accrual for uncertain tax positions of $1.1 million. In the quarter ended December 31, 2009 we completed a study of our federal and state research and development credits, and based upon the results of our study reduced our accrual for uncertain tax positions related to those credits by $6.1 million. The tax provision for the year ended December 31, 2009 included the effect of the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The tax provision for the years ended December 31, 2009 and 2008 included the effect of the research and development tax credit, which was reinstated on October 3, 2008, for a two year period retroactive to January 1, 2008. The effective tax rate for the year ended December 31, 2009, excluding the $6.1 million net reduction in the accrual for uncertain tax positions noted above, was 38.2%, and was higher than the effective tax rate of 34.7% for the year ended December 31, 2008, which excludes the accrual for uncertain tax positions of $1.1 million. While we recorded comparable amounts of research and development credits in each of the two years ended December 31, 2009 and 2008: $2.5 million and $2.2 million respectively, the impact of those credits on the effective tax rate for year ended December 31, 2009 was significantly less due to the higher level of income before tax in the year ended December 31, 2009, thereby resulting in a higher effective tax rate in the current year.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Overview
The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2008 and 2007:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2008	2007	$	%
	(as adjusted)	(as adjusted)
Total revenues	$210,071	$273,753	$(63,682)	(23)%
Gross profit	118,102	166,097	(47,995)	(29)%

Income from operations	3,923	76,507	(72,584)	(95)%

Income before income taxes	26,009	73,997	(47,988)	(65)%
Provision (benefit) for income taxes	10,069	(51,351)	61,420	nm

	15,940	125,348	(109,408)	(87)%
Non-controlling interest	47	62	(15)	(24)%

Net income	$15,987	$125,410	$(109,423)	(87)%

Net Income
Net income for the year ended December 31, 2008 was $16.0 million, a decrease of $109.4 million, or 87%, as compared to net income of $125.4 million for the year ended December 31, 2007, resulting principally from a decrease in Rx Partner revenue and higher research and development expenses, partially offset by $25.0 received under an antitrust claim settlement and a lower effective tax rate. As discussed below, the decrease in Rx Partner revenue was the result of the cessation of the sale of our generic version of OxyContin® pursuant to a litigation settlement agreement in 2008. The cessation of the sale of our generic version of OxyContin®, and the lower revenue in the year ended December 31, 2008 as compared to the same period in 2007, materially affected the Rx Partner revenues for the year ended December 31, 2008, and the loss of this revenue may materially affect our Rx Partner revenue (and therefore our total revenue) and resulting gross profit in the future.

Global Division
The following table sets forth results of operations for the Global Division for the years ended December 31, 2008 and 2007:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2008	2007	$	%
	(as adjusted)	(as adjusted)
Revenues
Global product sales, net	$96,006	$85,037	$10,969	13%
Private Label product sales	2,596	2,941	(345)	(12)%
Rx Partner	81,778	161,114	(79,336)	(49)%
OTC Partner	15,946	11,866	4,080	34%
Research Partner	833	—	833	nm
Other	21	36	(15)	(42)%

Total revenues	197,180	260,994	(63,814)	(24)%

Cost of revenues	80,724	96,829	(16,105)	(17)%

Gross profit	116,456	164,165	(47,709)	(29)%

Operating expenses:
Research and development	42,930	31,170	11,760	38%
Patent litigation	6,472	10,025	(3,553)	(35)%
Selling, general and administrative	11,445	7,076	4,369	62%

Total operating expenses	60,847	48,271	12,576	26%

Income from operations	$55,609	$115,894	(60,285)	(52)%

Revenues
Total revenues for the year ended December 31, 2008, were $197.2 million, a decrease of 24% over the same period in 2007.
Global product sales, net, were $96.0 million, an increase of 13% primarily due to sales of our fenofibrate products, the generic versions of Lofibra® capsules, a cholesterol-lowering drug. Our increased sales of this product in 2008 resulted from a general increase in demand for generic versions of cholesterol-lowering drugs combined with the September 2008 cessation of U.S. sales of fenofibrate products by an unrelated third-party pharmaceutical company. At such time, when competitors enter and /or reenter the market to offer competing fenofibrate products, such a development could result in lower sales of our fenofibrate products in future periods. If and when such a development were to occur, our results of operations may be materially and adversely affected, including the Global Division’s (and thus the total company’s) Global Product sales, net revenue, total revenue, and gross profit.
Private Label product sales were $2.6 million, a decrease of 12% primarily due to the ordering pattern of our customer.

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
Cost of Revenues
Cost of revenues was $80.1 million for the year ended December 31, 2008, a decrease of 17% primarily due to reduced amortization of deferred manufacturing costs with the completion of sales of generic OxyContin® in 2008. The year ended December 31, 2007, included a $20.7 million increase in the amortization of deferred product costs under the DAVA Agreement related to the change in the amortization period.
Gross Profit
Gross profit for the year ended December 31, 2008 was $116.5 million or approximately 59% of total revenues, as compared to 63% of total revenue in the prior period. The decrease in profit margin was due principally to sales of our generic versions of Oxycontin® during 2008 and 2007. The year ended December 31, 2007 included a $73.2 million increase in gross profit related to the change in the recognition period for the DAVA Agreement. The cessation of the sale of our generic version of OxyContin® has materially affected the gross profit for the year ended December 31, 2008 (as discussed above), and may materially affect our gross profit in the future.
Research and Development Expenses
Total research and development expenses for the year ended December 31, 2008 were $42.9 million, an increase of 38%. Generic project activity increased $11.8 million primarily due to increased spending on bioequivalence studies of $3.0 million, additional research personnel of $ 2.6 million, related to six new and 23 pending ANDA filings, and higher non-litigation related patent activities of $1.0 million.
Patent Litigation Expenses
Patent litigation expenses for the year ended December 31, 2008 and 2007 were $6.5 million and $10.0 million, respectively, a decrease of $3.6 million, principally resulting from lower overall expenses as a result of the settlement of two litigation matters and the receipt of $1.0 million in reimbursement of legal fees in connection with one of the settlements during 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2008 were $11.4 million, a 62% increase attributable principally to a $1.5 million increase in salary and benefits related expenses primarily driven by the addition of executive level personnel, a $1.4 million charge for severance expenses related to the separation of a former employee, and $0.4 million of higher consulting expense associated with strategic and operational analyses.

Impax Division
The following table sets forth results of operations for the Impax Division for the years ended December 31, 2008 and 2007:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2008	2007	$	%
	(as adjusted)	(as adjusted)
Promotional Partner revenue	$12,891	$12,759	132	1%
Cost of revenues	11,245	10,827	418	4%

Gross profit	1,646	1,932	(286)	(15)%

Operating expenses:
Research and development	16,307	8,822	7,485	85%
Selling, general and administrative	2,671	1,696	975	57%

Total operating expenses	18,978	10,518	8,460	80%

Loss from operations	$(17,332)	$(8,586)	(8,746)	(102)%

Revenues
Promotional Partner revenues were $12.9 million with nominal change from the same period in 2007.
Cost of Revenues
Cost of revenues was $11.2 million for the year ended December 31, 2008 an increase of 4% from the same period in the prior year related to higher sales force expenses.
Gross Profit
Gross profit for the year ended December 31, 2008 was $1.6 million a decrease of 15% attributed to the higher sales force compensation expenses noted above.
Research and Development Expenses
Total research and development expenses for the year ended December 31, 2008 were $16.3 million, an increase of 85%. Expenses related to our brand-product pipeline increased primarily as a result of an increase of $2.8 related to higher spending on additional research personnel, and $ 0.6 million on outside consulting services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2008 were $2.7 million, a 57% increase attributable principally to the addition of executive level personnel.

Corporate and other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2008 and 2007:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2008	2007	$	%
	(as adjusted)	(as adjusted)
General and administrative expenses	$34,354	$30,801	3,553	12%

Loss from operations	(34,354)	(30,801)	(3,553)	(12)%

Change in fair value of common stock purchase warrant	1,234	(110)	1,344	nm
Other income, net	21,529	11	21,518	nm
Loss on repurchase of 3.5% Debentures	(113)	—	(113)	nm
Interest income	4,218	4,751	(533)	(11)%
Interest expense	(4,782)	(7,162)	2,380	33%
Provision for income taxes	$10,069	$(51,351)	61,420	nm
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2008 were $34.4 million, a 12% increase attributable to an increase in professional fees of $2.2 million related to the examination and review of our financial statements for the years 2004 through the end of 2008, as well as the preparation of our registration statement on Form 10, and $0.6 million in higher consulting expenses associated with strategic and operational management analyses.
Other income, net
Other income, net was $21.6 million for the year ended December 31, 2008 and included $25.0 million received under an antitrust claim settlement, partially offset by the accrual of $3.5 million for litigation settlement charges related to the settlement of the 2004 securities class actions in the U.S. District Court for the Northern District of California. There was no such accrual in the prior year period.
Interest Income
Interest income was $0.5 million lower for the year ended December 31, 2008, primarily due to lower average cash balances due to the repurchase of a portion of our 3.5% Debentures and the repayment of two term loans from Cathay Bank.

Interest Expense
Interest expense was $2.4 million lower for the year ended December 31, 2008, due to reduced amounts of average debt outstanding, including the Cathay Bank term loans which were paid-in full during May 2008 and the repurchase of our 3.5% Debentures in August and September 2008.
Income Taxes
For the year ended December 31, 2008, we recorded a tax provision of $10.1 million for federal and state income taxes, which included an accrual for uncertain tax positions of $1.1 million. For the year ended December 31, 2007, we recorded a benefit of $51.4 million which included the reversal of the deferred tax asset valuation allowance of $83.0 million offset by an accrual of $6.1 million for uncertain tax positions. The total amount of unrecognized tax benefits was $7.5 million as of December 31, 2008. The tax provision for the year ended December 31, 2008 included the effect of the research and development tax credit, which was reinstated on October 3, 2008. The effective tax rate of 38.7% for the year ended December 31, 2008 was slightly higher than the 36.7% effective tax rate for the year ended December 31, 2007 (before the reversal of the deferred tax asset valuation allowance), resulting principally from higher non-deductible share-based compensation expenses in the year ended December 31, 2008.

Liquidity and Capital Resources
We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our primary source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.
We expect to incur significant operating expenses, including expanded research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development expenses will be approximately $77 million and patent litigation expenses will be approximately $11 million for the next 12 months. We also anticipate incurring capital expenditures of approximately $20 million during the next 12 months principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California and our packaging and distribution facilities in the Commonwealth of Pennsylvania. In addition, we are generally required to make cash expenditures to manufacture and /or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash.
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
Cash and Cash Equivalents
At December 31, 2009, we had $31.8 million in cash and cash equivalents, a decrease of $37.5 million as compared to December 31, 2008. As more fully discussed below, the decrease in cash and cash equivalents during the year ended December 31, 2009 was primarily driven by $8.2 million of cash used in operations, which included the payment of $3.4 million related to the settlement of the securities class action, as well as the payment of $6.9 million to repay-in-full the remaining outstanding balance of a subordinated promissory note. The decrease in cash was also driven by $ 12.75 million used to repurchase, at the option of holders, the remaining outstanding balance of our 3.5% Debentures, and $13.7 million invested in property, plant and equipment.
Cash Flows
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.
Net cash used in operating activities for the year ended December 31, 2009 was $8.2 million, a decrease of $72.7 million from net cash provided by operating activities in the prior year period.
The period-over-period decrease in net cash provided by operating activities resulted principally from a higher accounts receivable balance, the change in deferred revenue and product manufacturing cost, and the change in deferred income taxes. Accounts receivable increased to $ 185.9 million at December 31, 2009, resulting in a $142.8 million use of cash flows, compared to the same period in the prior year when accounts receivable provided a $7.6 million source of cash flows. The increased level of accounts receivable at December 31, 2009 was primarily due to higher product sales as the result of the launch of our mixed amphetamines salts products in October 2009. In addition, accounts receivable decreased during the twelve months ended December 31, 2008 primarily as the result of lower profit share amounts receivable from our Rx Partners. Additionally, the change in revenue deferrals of $102.0 million, less the change in deferred product manufacturing cost of $24.0 million, resulted in a $78.0 million net decrease of deferrals related to our alliance agreements. The net decrease of deferrals related to our alliance agreements was principally due to lower sales of our generic OxyContin® and generic Wellbutrin XL® products, marketed under our Rx Partner alliance agreements. A $14.2 million change in deferred income taxes, resulting principally from a lower deferred tax benefit corresponding to the lower net deferrals related to our alliance agreements, also contributed to the period-over-period change. The decrease in cash flows resulting from the items noted above was partially offset by higher levels of both accounts payable and accrued expenses, resulting in a $ 57.6 million period-over-period increase in cash flows, as well as higher levels of accrued profit sharing and royalties payable, resulting in a period-over-period increase of $53.6 million in cash flows.

Net cash used in investing activities for the year ended December 31, 2009, amounted to $21.8 million, an increase of $54.1 million in net cash used in investing activities, as compared to the $32.3 million source of cash flows from investing activities in the prior year period, with the change primarily due to a period-over-period $65.6 million net decrease in the maturity of short-term investments, partially offset by $12.2 million in lower expenditures on property, plant and equipment. Net purchases of short-term investments during the twelve months ended December 31, 2009 resulted in a $7.4 million use of cash flows, as compared to a $58.2 million source of cash flows provided by net maturities of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the twelve months ended December 31, 2009 amounted to $13.7 million as compared to $25.9 million for the prior year period. The 2009 purchases of property, plant and equipment included capital expenditures of approximately $3.8 million for our Taiwan facility, which construction was completed in 2009. In addition, we expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business.
Net cash used in financing activities for the year ended December 31, 2009 was approximately $ 7.6 million, representing a decrease of $57.5 million in net cash used in financing activities, as compared to $65.1 million net cash used in financing activities for the prior year period. The period-over-period decrease in net cash used in financing activities was primarily due to repurchases of the 3.5% Debentures in August 2008 and September 2008. During August 2008 and September 2008, at the request of the holders, we made aggregate cash payments of $59.9 million to repurchase, at a discount, an aggregate of $62.25 million in principal face value of our 3.5% Debentures. Additionally, during the prior year period, we made aggregate payments of $5.2 million to Cathay Bank to repay in full two term loans. The decrease in the amount of debt repaid from the prior-year period compared to the year ended December 31, 2009 was partially offset by repayments of debt in the current-year period of $12.75 million to repurchase, at the request of the holders, the remaining 3.5% Debentures at face value plus accrued interest, in June 2009, as well as $6.9 million to repay-in-full the remaining outstanding balance of a subordinated promissory note. Finally, we received cash from the exercise of employee stock options of approximately $5.1 million and $0.2 million in the twelve months ended December 31, 2009 and 2008, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007.
At December 31, 2008, we had $69.3 million in cash and cash equivalents, an increase of $ 31.8 million as compared to December 31, 2007. The increase in cash and cash equivalents during 2008 was driven by cash flow from operating activities, including the receipt of a $40.0 million upfront payment received in connection with the Joint Development Agreement with Medicis Pharmaceutical Corporation and the receipt of $25.0 million from the settlement of antitrust litigation.
Net cash provided by operating activities for the year ended December 31, 2008 was $64.6 million, a decrease of $54.4 million from the prior year period.
The decrease in net cash provided by operating activities resulted from, among other items noted below, a $109.4 million reduction in net income, of which such amount was $16.0 million for the year ended December 31, 2008 as compared to $125.4 million for the same period in the prior year. Additionally, the change in revenue deferrals of $98.9 million, less the change in deferred product manufacturing cost of $27.7 million, resulted in a $71.2 million net decrease of deferrals related to our alliance agreements, offset by a $55.8 million increase in revenue recognized in excess of product manufacturing costs amortized under our alliance agreements. The net decrease of deferrals related to our alliance agreements was principally due to lower sales of our generic OxyContin® and generic Wellbutrin XL® products, marketed under our Rx Partner alliance agreements.
These items were partially offset by the absence of certain items in the year ended December 31, 2008 as compared to the year ended December 31, 2007 including an $83.0 million reversal of the valuation allowance on deferred tax assets and a $10.5 million deduction for the tax benefit related to the exercise of employee stock options (which for the year ended December 31, 2007, was classified as a source of cash flows from financing activities under GAAP), offset by a $6.1 million provision for uncertain tax provisions in the prior year period.
Other items contributing to the decrease in net cash provided by operating activities include a $12.6 million change in deferred income taxes resulting principally from a lower deferred tax benefit corresponding to the lower net deferrals related to our alliance agreements noted above; a $11.3 million increase in inventory; a $8.1 million decrease in accounts payable and accrued expenses; and a $4.7 million decrease in the provision for uncertain tax positions, partially offset by lower aggregate exclusivity period fee payments of $6.2 million; a $4.3 million increase in share-based compensation operating expense; and a $3.5 million increase in accrued litigation settlement expense.
Net cash provided by investing activities for the year ended December 31, 2008, amounted to $ 32.3 million, an increase of $130.6 million as compared to the prior year period, with the change primarily due to $137.6 million net liquidations of short-term investments (related to the repurchase of our 3.5% Debentures — see the discussion of net cash used in financing activities below). Purchases of property, plant and equipment for the year ended December 31, 2008 amounted to $25.9 million as compared to $18.8 million for the prior year period. The 2008 purchases of property, plant and equipment, include capital expenditures of approximately $15.7 million (of a total estimated investment of $25.0 million) for our new Taiwan manufacturing facility.
Net cash used in financing activities for the year ended December 31, 2008 was approximately $ 65.1 million related to the repayment of long-term debt. In this regard, during August and September 2008, at the request of the holders, we made aggregate cash payments of $59.9 million to repurchase, at a discount, an aggregate of $62.25 million in principal face value of our 3.5% Debentures. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of our short-term investments. The remaining $12.75 million principal amount of the 3.5% Debentures were repurchased by us at 100% of the face value on June 15, 2009 at the option of the holders. Additionally, during 2008, aggregate payments of $5.2 million (which includes $5.1 million in early repayments, without penalty) were made to Cathay Bank to repay in full two term loans. Net cash provided by financing activities for the year ended December 31, 2007 was approximately $10.3 million, principally resulting from the $10.5 million tax benefit related to the exercise of employee stock options.

Outstanding Debt Obligations
Senior Lenders; Wachovia Bank
We have a $35.0 million revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a March 31, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of December 31, 2009 and December 31, 2008.
The Credit Agreement had a three year term upon its initial execution in December 2005. In October 2008, we entered into a first amendment to the Credit Agreement in which Wachovia Bank waived our failure to (i) timely deliver annual financial statements for the years ended December 31, 2004 to December 31, 2007 and interim financial statements for each period ending on or after December 31, 2005, and (ii) comply with the fixed charge coverage ratio at June 30, 2006. In addition, we agreed to an increase in the unused line fee from 25 basis points per annum to 50 basis points per annum. On December 31, 2008, we entered into a second amendment to the Credit Agreement, which extended the termination date from December 31, 2008 to March 31, 2009. Effective March 31, 2009, we entered into a third amendment to the Credit Agreement, which, among other matters: (i) extended the termination date from March 31, 2009 to March 31, 2010; (ii) set the interest rate for the revolving credit facility at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions; (iii) limited capital expenditures to no more than $25.0 million for the period from January 1, 2009 to December 31, 2009, and for each calendar year thereafter; (iv) eliminated the servicing fee during any month in which no revolver loans were outstanding; and (v) required the fixed charge coverage ratio be tested only for certain fiscal periods during which our net cash position was less than $50.0 million. In connection with the execution of the third amendment, we were obligated to pay to Wachovia Bank a commitment fee of $100,000. All other material terms of the Credit Agreement remained in full force and effect. During the year ended December 31, 2009 and 2008, we paid to Wachovia Bank unused line fees of $172,000 and $108,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. We were limited to capital expenditures of no more than $25.0 million for the period from January 1, 2007 to December 31, 2007 and $34.0 million for the period from January 1, 2008 to December 31, 2008. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At December 31, 2009, we were in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

3.5% Debentures
On June 27, 2005, we sold $75.0 million of our 3.5% Debentures to a qualified institutional buyer. The net proceeds from the sale of the 3.5% Debentures, together with additional funds, were used to repay $95.0 million in aggregate principal amount of our 1.25% convertible senior subordinated debentures due 2024.
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
In August and September 2008, we repurchased at a discount an aggregate of $62.25 million face value principal amount of the 3.5% Debentures at the request of the holders. We paid $59.9 million, plus $433,000 of accrued interest. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of our short-term investments.
On June 15, 2009, at the request of the holders, we repurchased the remaining $12.75 million principal amount of the 3.5% Debentures at 100% of face value plus accrued interest. Accordingly, as all of the 3.5% Debentures had been repurchased by us, there was no amount outstanding as of December 31, 2009.
Subordinated Promissory Note
In August 2009, we repaid-in-full the remaining outstanding balance of a subordinated promissory note; we paid $6.9 million of principal and $51,000 of accrued interest. Initially, the subordinated promissory note was issued in June 2006 in the amount of $11.0 million, with an interest rate of 6.0% per annum, and 24 quarterly installment payments of $549,165, commencing in March 2007.
Vendor Financing Agreement
In November 2009, we repaid in-full the remaining outstanding principal and interest due in connection with a vendor financing agreement related to software licenses. Under the vendor financing agreement, we were required to make two monthly installments of $0 and thirty-four monthly principal and interest installments of $12,871 commencing December 2006 and ending in November 2009.

Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2009 were as follows:

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
($ in 000s)	Total	Year	Years	Years	Years

Contractual Obligations (a)
Credit Facilities and Long-Term Debt	$—	$—	$—	$—	$—
Interest Expense Payable — Long-Term Debt	—	—	—	—	—
Open Purchase Order Commitments	22,078	22,078	—	—	—
Operating Leases(b)	5,403	1,275	3,097	819	212
Construction Contracts(c)	1,355	1,355	—	—	—

Total	$28,836	$24,708	$3,097	$819	$212

(a)	Liabilities for uncertain tax positions FASB ASC Topic 740, Sub-topic 10, were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2009, we had a $1.2 million provision for uncertain tax positions.

(b)	We lease office, warehouse, and laboratory facilities under non-cancelable operating leases through June 2015. We also lease certain equipment under various non-cancelable operating leases with various expiration dates through 2013.

(c)	Construction contracts are related to our facility in Taiwan, R.O.C., which is intended to be utilized for manufacturing, research and development, warehouse, and administrative space. The construction phase of this project was completed and equipment was installed, validated, and approved by the FDA in 2009; we expect shipments of commercial product to begin in early 2010. In conjunction with the construction of our Taiwan facility, we entered into several contracts, amounting to an aggregate of approximately $16.6 million as of December 31, 2009 and 2008. As of December 31, 2009 and 2008, we had remaining commitments under these contracts of approximately $1.4 million and $2.0 million, respectively.
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
In May 2008, the FASB issued an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement), referred to as FASB ASC Topic 470. The FASB ASC Topic 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of FASB ASC Topic 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the effective date. The application of FASB ASC Topic 470 to our $75 million, 3.5% Debentures required the retrospective restatement of all reporting periods beginning January 1, 2007. The Summary of Significant Accounting Policies and the Long-Term Debt footnotes in our consolidated financial statements contain additional details about our adoption of FASB ASC Topic 470.

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
In September 2009, the FASB approved an update to the accounting standard related to multiple-deliverable revenue arrangements currently within the scope of FASB ASC Topic 605. The updated accounting standard provides principles and guidance to be used to determine whether a revenue arrangement has multiple deliverables, and if so, how those deliverables should be separated. If multiple deliverables exist, the updated standard requires revenue received under the arrangement to be allocated using the estimated selling price of the deliverables if vendor-specific objective evidence or third-party evidence of selling price is not available. The updated accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on, or after June 15, 2010, with early application permitted. We will determine the impact of the updated accounting standard as we enter into new revenue arrangements, or materially modifies any of our existing revenue arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents, and short-term investments include a portfolio of high credit quality securities, including U.S. Government securities, treasury bills, short-term commercial paper, and high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at December 31, 2009. We had no debt outstanding as of December 31, 2009. Our only remaining debt instrument at December 31, 2009 was the Wachovia revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it. We estimate the fair value of our fixed rate long-term debt to be $0, and $12.4 million at December 31, 2009, and 2008, respectively.
We do not use derivative financial instruments and have no material foreign currency exchange, except for the carrying value of our investment in our wholly-owned subsidiary Impax Laboratories (Taiwan), Inc., or commodity price risks.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements and schedule listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Impax Laboratories, Inc.

We have audited Impax Laboratories, Inc. and Subsidiaries’ (a Delaware corporation) (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Impax Laboratories, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impax Laboratories, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), comprehensive income and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 26, 2010

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Additional information required by this item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 25, 2010 (“Proxy Statement”), except information concerning our executive officers which is set forth in “Part I” and which is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Proxy Statement, except information concerning the equity compensation plans table which is set forth in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” and which is incorporated herein by reference.
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
(a)(2) Financial Statement Schedules
The financial statement schedule listed in the Index to Financial Statements on page F-1 is filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

Exhibit No.	Description of Document
3.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)
3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)
3.2	Amended and Restated Bylaws, effective June 29, 2009.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Form of Debenture (incorporated by reference to Exhibit A to the Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee, listed on Exhibit 4.3)
4.3	Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(4)
4.4	Supplemental Indenture, dated as of July 6, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(4)
4.5	Registration Rights Agreement, dated as of June 27, 2005, between the Company and the Initial Purchasers named therein.(4)
4.6	Promissory Note dated June 7, 2006, issued by the Company to Solvay Pharmaceuticals, Inc.(4)
4.7	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)
10.1.1	Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, between the Company and Wachovia Bank, National Association.(4)
10.1.2	First Amendment, dated October 14, 2008, to Amended and Restated Loan and Security Agreement, dated December 15, 2005, between the Company and Wachovia Bank, National Association.(5)
10.1.3	Second Amendment to Amended and Restated Loan and Security Agreement, effective as of December 31, 2008, by and among the Company and Wachovia Bank, National Association.(6)
10.1.4	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association.(7)
10.2	Purchase Agreement, dated June 26, 2005, between the Company and the Purchasers named therein.(4)
10.3.1	Impax Laboratories Inc. 1995 Stock Incentive Plan.*(4)
10.3.2	Amendment No. 1 to Impax Laboratories, Inc. 1995 Stock Incentive Plan, dated July 1, 1998.*(6)
10.3.3	Amendment No. 2 to Impax Laboratories, Inc. 1995 Stock Incentive Plan, dated May 25, 1999.*(6)
10.4.1	Impax Laboratories Inc. 1999 Equity Incentive Plan.*(6)
10.4.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(6)
10.5	Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)
10.6.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*(8)
10.6.2	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)
10.6.3	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)
10.6.4	Amendment to Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan, effective May 19, 2009.*(9)
10.7	Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, restated effective January 1, 2005.*(5)
10.8.1	Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*(5)

Exhibit No.	Description of Document
10.8.2	Amendment No. 1, dated May 19, 2009, to Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*(9)
10.8.3	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(10)
10.9.1	Offer of Employment Letter, dated August 12, 2004, between the Company and Charles V. Hildenbrand.*(6)
10.9.2	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(10)
10.10.1	Offer of Employment Letter, dated February 9, 2005, between the Company and Arthur A. Koch, Jr.*(6)
10.10.2	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(10)
10.11.1	Employment Agreement, dated as of September 1, 2006, between the Company and David S. Doll.*(4)
10.11.2	Separation Agreement and General Release, dated July 30, 2008, between the Company and David S. Doll.*(4)
10.11.3	Consulting Agreement, effective as of September 4, 2008, between the Company and David S. Doll.*(4)
10.12.1	Offer of Employment Letter, effective as of March 31, 2008, between the Company and Michael Nestor.*(6)
10.12.2	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(10)
10.13.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(6)
10.13.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(10)
10.14	2008 Cash Incentive Awards for Executive Officers.*(11)
10.14.1	Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.14.2	Letter Amendment, dated October 8, 2003, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.14.3	Letter Agreement, dated March 24, 2005, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.14.4	Letter Amendment, dated March 24, 2005 and effective January 1, 2005, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.14.5	Amendment, dated January 24, 2006, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(13)
10.14.6	Amendment, dated February 9, 2007, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.15.1	Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.**(12)
10.15.2	Amendment, dated as of July 9, 2004, to Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.(13)
10.15.3
Amendment, dated as of February 14, 2005, to Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.(13)

10.16.1	Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering-Plough Corporation.**(13)
10.16.2	Amendment No. 3, effective as of July 23, 2004, to Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering-Plough Corporation.**(12)

Exhibit No.	Description of Document
10.16.3	Amendment No. 4, effective as of December 15, 2006, to Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering-Plough Corporation.**(12)
10.17.1	Supply and Distribution Agreement, dated as of November 3, 2005, between the Company and DAVA Pharmaceuticals, Inc.**(12)
10.17.2	Amendment No. 2, dated February 6, 2007, to Supply and Distribution Agreement, dated November 3, 2005, between the Company and DAVA Pharmaceuticals, Inc.**(13)
10.18	Patent License Agreement, dated as of March 30, 2007, by and among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company.(14)
10.19	Supplemental License Agreement, dated as of March 30, 2007, by and among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company.(14)
10.20	Sublicense Agreement, effective as of March 30, 2007, between the Company and DAVA Pharmaceuticals, Inc.(14)
10.21	Promotional Services Agreement, dated as of January 19, 2006, between the Company and Shire US Inc.(3)
10.22	License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.***
10.23	Co-promotion Agreement, dated as of July 16, 2008, between the Company and Wyeth, acting through its Wyeth Pharmaceuticals Division.**(9)
10.24	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.****
10.25
Construction Work Agreement, dated as of February 18, 2008, by and between Impax Laboratories (Taiwan), Inc., a wholly-owned subsidiary of the Company, and E&C Engineering Corporation (English translation from the Taiwanese language).(6)

10.26
Construction Agreement, dated as of March 11, 2008, by and between Impax Laboratories (Taiwan), Inc., a wholly-owned subsidiary of the Company, and Fu Tsu Construction (English translation from the Taiwanese language).(6)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 17 to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).
21.1	Subsidiaries of the registrant.
23.1	Consent of Grant Thornton LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

***	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

****	The Company is re-filing the Joint Development Agreement, dated as of November 26, 2008 (the “Joint Development Agreement”), with Medicis Pharmaceutical Corporation to disclose a milestone payment that was previously omitted in accordance with an order granting confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Joint Development Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2009.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on December 2, 2008.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(8)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2009.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009.

(12)	Incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 14, 2009.

(13)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on November 12, 2008.

(14)	Incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 21, 2009.

Impax Laboratories, Inc.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2009	F-5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2009	F-6

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009	F-7

Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2009	F-9

Schedule II, Valuation and Qualifying Accounts	S-1

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Impax Laboratories, Inc. and Subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), comprehensive income and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule, listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of accounting for convertible debt instruments which may be settled in cash or common stock upon conversion.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 26, 2010

IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008
		(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$31,770	$69,275
Short-term investments	58,599	50,710
Accounts receivable, net	185,854	43,306
Inventory, net	49,130	32,305
Current portion of deferred product manufacturing costs-alliance agreements	11,624	13,578
Current portion of deferred income taxes, net	32,286	17,900
Prepaid expenses and other current assets	4,748	9,298

Total current assets	374,011	236,372

Property, plant and equipment, net	101,650	95,629
Deferred product manufacturing costs-alliance agreements	96,619	93,144
Deferred income taxes, net	48,544	52,551
Other assets	12,358	9,017
Goodwill	27,574	27,574

Total assets	$660,756	$514,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt, net	$—	$14,416
Accounts payable	23,295	12,797
Accrued expenses	93,682	41,108
Accrued profit sharing and royalty expenses	53,695	252
Current portion of deferred revenue-alliance agreements	33,196	35,015
Current portion of accrued exclusivity period fee payments due	—	6,000

Total current liabilities	203,868	109,588

Long-term debt	—	5,990
Deferred revenue-alliance agreements	224,522	225,804
Other liabilities	10,139	13,255

Total liabilities	$438,529	$354,637

Commitments and contingencies (Notes 19 and 20)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at December 31, 2009 and 2008	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 62,210,089 and 60,135,686 shares issued at December 31, 2009 and 2008, respectively	622	602
Additional paid-in capital	223,239	211,128
Treasury stock-acquired as a result of achievement of milestone under the Teva Agreement, 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive loss	(524)	(995)
Retained earnings (Accumulated deficit)	828	(49,233)

	222,008	159,345
Noncontrolling interest	219	305

Total stockholders’ equity	222,227	159,650

Total liabilities and stockholders’ equity	$660,756	$514,287

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
Revenues:
Global product sales, net	$287,079	$96,006	$85,037
Private Label product sales	5,513	2,596	2,941
Rx Partner	33,835	81,778	161,114
OTC Partner	6,842	15,946	11,866
Research Partner	11,680	833	—
Promotional Partner	13,448	12,891	12,759
Other	12	21	36

Total revenues	358,409	210,071	273,753

Cost of revenues	170,313	91,969	107,656

Gross profit	188,096	118,102	166,097

Operating expenses:
Research and development	63,274	59,237	39,992
Patent litigation	5,379	6,472	10,025
Litigation settlement	9,318	—	—
Selling, general and administrative	39,712	48,470	39,573

Total operating expenses	117,683	114,179	89,590

Income from operations	70,413	3,923	76,507

Change in fair value of common stock purchase warrants	—	1,234	(110)
Loss on repurchase of 3.5% Debentures	—	(113)	—
Other income, net	57	21,529	11
Interest income	753	4,218	4,751
Interest expense	(246)	(4,782)	(7,162)

Income before income taxes	70,977	26,009	73,997
Provision (benefit) for income taxes	21,006	10,069	(51,351)

Net income before noncontrolling interest	49,971	15,940	125,348
Add back loss attributable to noncontrolling interest	90	47	62

Net income	$50,061	$15,987	$125,410

Net Income per share:
Basic	$0.83	$0.27	$2.13

Diluted	$0.82	$0.26	$2.05

Weighted average common shares outstanding:
Basic	60,279,602	59,072,752	58,810,452

Diluted	61,080,184	60,782,721	61,217,470

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009
(amounts in thousands)

					Retained	Accumulated
			Additional		Earnings/	Other
	Common Stock		Paid-In	Treasury	(Accumulated	Comprehensive
Stockholders’ Equity (Deficit)	Shares	Par Value	Capital	Stock	Deficit)	Loss	Total
Balance at December 31, 2006	58,785	$590	$183,809	$(2,157)	$(186,215)	$(3)	$(3,976)

2007
Adoption of FASB ASC Topic 470 accounting for convertible debt			6,666		(4,415)		2,251
Exercise of common stock purchase warrants, stock options, and sale of common stock under ESPP	37	1	250				251
Share-based compensation expense			1,513				1,513
Tax benefit related to exercise of employee stock options			10,477				10,477
Currency translation adjustments						(23)	(23)
Net income					125,410		125,410

Balance at December 31, 2007	58,822	$591	$202,715	$(2,157)	$(65,220)	$(26)	$135,903

2008
Exercise of common stock purchase warrants and stock options, issuance of restricted stock and sale of common stock under ESPP	994	10	1,029				1,039
Share-based compensation expense			5,817				5,817
Issuance of common stock	76	1	643				644
Reversal of deferred tax liability on 3.5% Debenture conversion option as a result of repurchase			924				924
Currency translation adjustments						(969)	(969)
Net income					15,987		15,987

Balance at December 31, 2008	59,892	$602	$211,128	$(2,157)	$(49,233)	$(995)	$159,345

2009
Exercise of stock options issuance of restricted stock and sale of common stock under ESPP	2,074	20	4,507				4,527
Share-based compensation expense			7,391				7,391
Tax benefit related to exercise of employee stock options			213				213
Currency translation adjustments						471	471
Net income					50,061		50,061

Balance at December 31, 2009	61,966	$622	$223,239	$(2,157)	$828	$(524)	$222,008

	Years Ended December 31,
Comprehensive Income	2009	2008	2007
Net income	$50,061	$15,987	$125,410
Currency translation adjustments	471	(969)	(23)

Comprehensive income	$50,532	$15,018	$125,387

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income	$50,061	$15,987	$125,410
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	11,266	9,588	8,144
Amortization of 3.5% Debentures discount and deferred financing costs	307	2,416	3,368
Amortization of Wachovia Credit Agreement deferred financing costs	75	74	148
Bad debt expense	229	568	550
Deferred income taxes (benefit)	(10,379)	3,816	16,427
Tax benefit on reversal of valuation allowance on deferred tax asset	—	—	(82,963)
Tax benefit related to the exercise of employee stock options	(213)	—	(10,477)
Change in accrual for uncertain tax positions	(6,308)	1,397	6,118
Loss, net on repurchase of 3.5% Debentures	—	113	—
Deferred revenue – Rx Partners	35,295	94,876	234,816
Deferred product manufacturing costs – Rx Partners	(24,089)	(33,928)	(64,681)
Deferred revenue recognized – Rx Partners	(33,835)	(81,778)	(161,114)
Amortization deferred product manufacturing costs – Rx Partners	18,410	22,713	46,363
Deferred revenue – OTC Partners	1,960	16,399	15,359
Deferred product manufacturing costs – OTC Partners	(1,929)	(16,087)	(13,014)
Deferred revenue recognized – OTC Partners	(6,842)	(15,946)	(11,866)
Amortization deferred product manufacturing costs – OTC Partners	6,087	14,977	9,900
Deferred revenue – Research Partners	12,000	40,000	—
Deferred revenue recognized – Research Partners	(11,680)	(833)	—
Accrued profit sharing and royalty expense	53,912	360	921
Profit sharing and royalty payments	(469)	(656)	(944)
Payments on exclusivity period fee	(6,000)	(12,000)	(18,200)
Accrued litigation settlement expense	5,865	3,500	—
Payments on accrued litigation settlements	(11,495)	(2,197)	(2,573)
Share-based compensation expense	7,391	5,817	1,514
Fair value of shares issued under severance arrangement	—	561	—
Accretion of interest income on short-term investments	(519)	(2,867)	(3,147)
Change in fair value of stock purchase warrants	—	(1,234)	110
Changes in assets and liabilities:
Accounts receivable	(142,777)	7,629	9,868
Inventory	(16,825)	(4,737)	6,543
Prepaid expenses and other assets	2,179	(4,184)	(6,324)
Accounts payable and accrued expenses	57,059	(517)	7,569
Other liabilities	3,107	737	1,189

Net cash (used in) provided by operating activities	$(8,157)	$64,564	$119,014

Cash flows from investing activities:
Purchase of short-term investments	(66,626)	(202,133)	(244,119)
Maturities of short-term investments	59,256	260,324	164,667
Acquisition of ANDA intellectual property rights	(750)	—	—
Purchases of property, plant and equipment	(13,667)	(25,863)	(18,836)

Net cash (used in) provided by investing activities	$(21,787)	$32,328	$(98,288)

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
		(as adjusted)	(as adjusted)
Cash flows from financing activities:
Repayment of long-term debt	(12,887)	(65,234)	(253)
Tax benefit related to the exercise of employee stock options	213	—	10,477
Proceeds from exercise of stock options and purchases under the ESPP	5,113	155	113

Net cash (used in) provided by financing activities	$(7,561)	$(65,079)	$10,337

Net (decrease) increase in cash and cash equivalents	$(37,505)	$31,813	$31,063
Cash and cash equivalents, beginning of period	$69,275	$37,462	$6,399

Cash and cash equivalents, end of period	$31,770	$69,275	$37,462

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
(in $000s)	2009	2008	2007
		(as adjusted)	(as adjusted)
Cash paid for interest	$622	$2,970	$4,556

Cash paid for income taxes	$415	$8,381	$14,106

The Company issued 0, 106,642 and 9,388 shares of common stock as the result of cashless exercises of common stock purchase warrants for the years ended December 31, 2009, 2008 and 2007, respectively.
Unpaid vendor invoices of approximately $4,730,000, $1,247,000 and $2,150,000 which were accrued as of December 31, 2009, 2008 and 2007, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009, 2008, 2007
1. THE COMPANY
Impax Laboratories, Inc. (“Impax” or “Company”) is a technology-based, specialty pharmaceutical company. The Company has two reportable segments, referred to as the “Global Pharmaceuticals Division”, (“Global Division”) and the “Impax Pharmaceuticals Division”, (“Impax Division”).
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in-turn sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. The Company also generates revenue from research and development services provided under a joint development agreement with another pharmaceutical company, and report such revenue under the caption “Research partner” revenue on the consolidated statement of operations. The Company provides theses services through the research and development group in the Global Division.
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
The Company marketed a total of 84 generic pharmaceutical products as of December 31, 2009, which represented dosage variations of 27 different pharmaceutical compounds marketed under the Company’s Global Products label; plus a total of 16 generic prescription pharmaceuticals, representing dosage variations of 4 different pharmaceutical compounds sold to other unrelated third-party pharmaceutical entities pursuant to the Rx Partners Alliance Agreements; and to the OTC Partners Alliance Agreements.
The Company had 31 applications for approval of new generic products under review by the U.S. Food and Drug Administration (“FDA”) as of December 31, 2009, 5 of which have been tentatively approved, and 52 additional generic products in various stages of research and development, for which applications have not yet been filed.
In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company owns three properties, including a research and development center, a manufacturing facility, and an office building used as the Company’s corporate headquarters for management, manufacturing support staff, and administrative personnel. Additionally, the Company leases seven facilities in Hayward, and Fremont, utilized for additional research and development, administrative services, and equipment storage. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia, and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the Unites States, in Taiwan, the Company has constructed a facility which is being utilized for manufacturing, research and development, warehouse, and administrative space; shipments of commercial product are expected to commence in 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the use of estimates and assumptions, based on complex judgments considered reasonable, affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of stock purchase warrants, fair value of share-based compensation awards issued to employees, and estimates used in applying the Company’s revenue recognition policy including those related to sales rebates, chargebacks and shelf stock adjustments, participation in Medicare and Medicaid rebate programs, sales returns and revenue and product manufacturing cost recognition related to alliance agreements. Actual results may differ from estimated results.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 58.11% majority ownership interest at December 31, 2009. All significant intercompany accounts and transactions have been eliminated.
Cash and Cash Equivalents
The Company considers all short-term investments with maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which, for cash equivalents, approximates fair value due to their short-term maturity. The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents. The Company maintains cash and cash equivalents with several major financial institutions. Such amounts frequently exceed Federal Deposit Insurance Corporation (“FDIC”) limits.
Short-Term Investments
Short-term investments represent investments in fixed rate financial instruments with maturities of greater than three months but less than 12 months at the time of purchase. The Company’s short-term investments are held in U.S. Treasury securities, corporate bonds, and high grade commercial paper, which are not insured by the FDIC. They are stated at amortized cost, which approximates fair value due to their short-term maturity, based upon observable market values.
Fair Value of Financial Instruments
The Company’s deferred compensation liability is carried at fair value, based upon observable market values. The carrying values of other financial assets and liabilities such as accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature. The Company estimates the fair value of its fixed rate long-term debt to be $0 and $12,444,000 at December 31, 2009 and 2008, respectively.
Contingencies
In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product liability. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) Topic 450, “Contingencies”, the Company records accruals for such loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized. A discussion of contingencies is included in the “Commitments and Contingencies,” and “Legal and Regulatory Matters” footnotes below.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Allowance for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers; these allowances are for specific amounts on certain accounts based on facts and circumstances determined on a case-by-case basis.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, short-term investments, and accounts receivable. The Company limits its credit risk associated with cash, cash equivalents and short-term investments by placing its investments with high quality money market funds, corporate debt, and short-term commercial paper and in securities backed by the U.S. Government. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. The Company does not require collateral to secure amounts owed to it by its customers.
The following tables present the percentage of total accounts receivable and gross revenues represented by the Company’s five largest customers as of and for the years ended December 31, 2009, 2008 and 2007:

Percent of Total Accounts Receivable	2009	2008	2007

Customer #1	19.9%	22.9%	8.7%
Customer #2	18.7%	20.4%	19.1%
Customer #3	43.8%	20.4%	15.8%
Customer #4	—%	13.5%	26.1%
Customer #5	—%	6.0%	—%
Customer #6	—%	—%	8.4%
Customer #7	3.6%	—%	—%
Customer #8	2.7%	—%	—%

Total-Five largest customers	88.7%	83.2%	78.1%

Percent of Gross Revenues	2009	2008	2007

Customer #1	22.2%	18.0%	13.2%
Customer #2	5.7%	14.0%	12.7%
Customer #3	—%	13.9%	35.5%
Customer #4	26.5%	11.6%	10.3%
Customer #5	15.3%	10.9%	5.5%
Customer #6	3.9%	—%	—%

Total-Five largest customers	73.6%	68.4%	77.2%

During the years ended December 31, 2009, 2008 and 2007, the Company’s top ten products accounted for 70%, 65% and 68%, respectively, of Global Product sales, net.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Inventory
Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, and the cost flow assumption is first in, first out (“FIFO”) flow of goods. Standard costs are revised annually, and significant variances between actual costs and standard costs are apportioned to inventory and cost of goods sold based upon inventory turnover. Costs include materials, labor, quality control, and production overhead. Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Consistent with industry practice, the Company may build pre-launch inventories of certain products which are pending required FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity and FDA approval is expected in the near term and /or the litigation will be resolved in the Company’s favor. The Company accounts for all costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) as a current period charge in accordance with GAAP.
The Company is dependent on a small number of suppliers for its raw materials, and any delay or unavailability of raw materials can materially adversely affect its ability to produce products. The Company believes it has, and will continue to have, adequate and dependable sources for the supply of raw materials and components for its manufacturing requirements. The Company’s manufacturing facilities are located in northern California and Taiwan, and significant adverse events affecting these geographical areas could have a material adverse effect on the Company’s ability to produce products.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Costs incurred in connection with the construction or major renovation of facilities, including interest directly related to such projects, are capitalized as construction in progress. Depreciation is recognized using the straight-line method based on the estimated useful lives of the related assets, which are 40 years for buildings, 15 years for building improvements, 7 to 10 years for equipment, and 3 to 5 years for office furniture and equipment. Land and construction-in-progress are not depreciated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Goodwill
In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, rather than recording periodic amortization, goodwill is subject to an annual assessment for impairment by applying a fair value based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required.
The Company considers the Global Division and the Impax Division operating segments to each be a reporting unit as this is the lowest level for which discrete financial information is available. The Company attributes the entire carrying amount of goodwill to the Global Division.
The Company concluded the carrying value of goodwill was not impaired as of December 31, 2009 and 2008 as the fair value of the Global Division exceeded its carrying value at each date. The Company performs its annual goodwill impairment test in the fourth quarter of each year. The Company estimated the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise. In addition, on a quarterly basis, the Company performs a review of its business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, the Company would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to determine the impact, if any, on the Company’s assessment of the reporting unit’s fair value. The Company has not to date deemed there to have been any significant adverse changes in the legal, regulatory, or general economic environment in which the Company conducts its business operations.
Debt
As required, FASB ASC Topic 470, the amended accounting standard for debt with conversion and other options, was applied on a retrospective basis beginning with the year ended December 31, 2007. The adoption of FASB ASC Topic 470 resulted in an increase to accumulated deficit of $ 4,415,000 to $190,630,000 at January 1, 2007. The following table presents the effect of the adoption of FASB ASC Topic 470 on net income and net income per share for the three years ended December 31, 2009, 2008 and 2007:

	Twelve Months Ended:
	December 31,	December 31,	December 31,
(in $000’s except per share amounts)	2009	2008	2007

Additional interest expense	$253	$2,183	$3,048
Reduction in gain on extinguishment of debt	—	(1,432)	—
Benefit for income taxes	(89)	(902)	(2,533)
Decrease in net income	$(164)	$(2,713)	$(515)

Decrease in Net income per share:
Basic	$—	$(0.05)	$(0.01)
Diluted	$—	$(0.04)	$(0.01)
As of December 31, 2008, additional paid-in capital increased $7,591,000 to $211,128,000, and deferred income taxes, net decreased $144,000 to $70,451,000 as a result of the adoption of FASB ASC Topic 470. The Long-Term Debt footnote herein contains additional information about the adoption of FASB ASC Topic 470.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Rebates and Chargebacks
The Company maintains various rebate programs with its Global products customers. The rebate programs are integral to the Company’s effort to maintain a competitive position in its marketplace, as well as to promote greater product sales along with customer loyalty. The rebates generally take the form of a credit against the invoiced gross sales amount charged to a customer for products shipped. A provision for rebate deductions is estimated and recorded in the same period when revenue is recognized based upon the terms of the various rebate programs in effect at the time of product shipment. The Company monitors actual rebates granted and compares them to the estimated provision for rebates to assess the reasonableness of the rebates reserve at each balance sheet date on a quarterly basis.
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
Medicaid
As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program. The Company determines its estimated Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact the Company’s estimate of Medicaid rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Company records estimates for Medicaid rebates as a deduction from gross sales, with corresponding adjustments to accrued liabilities.
Cash Discounts
The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. An estimate of cash discounts is recorded in the same period when revenue is recognized.
Private Label Product sales
The Company recognizes revenue from direct sales in accordance with SAB 104. Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under FASB ASC Topic 605.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Rx Partner and OTC Partner
The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under alliance agreements between the Company and other pharmaceutical companies. The Company has entered into these alliance agreements to develop marketing and /or distribution relationships with its partners to fully leverage its technology platform.
The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and /or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, the Company receives payments from its alliance agreement partners for product shipments, and may also receive royalty, profit sharing, and /or upfront or periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective alliance agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, returns, shelf stock adjustments and other adjustments the alliance agreement partners may negotiate with their customers. The Company records the alliance agreement partner’s adjustments to such estimated amounts in the period the alliance agreement partner reports the amounts to the Company.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Shipping and Handling Fees and Costs
Shipping and handling fees related to sales transactions are recorded as selling expense. Shipping costs were $647,000, $599,000 and $652,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
Research and Development
Research and development activities are expensed as incurred and consist of self-funded research and development costs and costs associated with work performed by other participants under collaborative research and development agreements.
Derivatives
The Company does not engage in hedging transactions for trading or speculative purposes or to hedge exposure to currency or interest rate fluctuations. From time to time, the Company does engage in transactions that result in embedded derivatives (e.g. Convertible Debt). In accordance with FASB ASC Topic 815, derivatives and hedging, the Company records the embedded derivative at fair value on the balance sheet and records any related gains or losses in current earnings in the statement of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Income Taxes
The Company provides for income taxes using the asset and liability method as required by FASB ASC Topic 740, income taxes. This approach recognizes the amount of federal, state, local taxes, and foreign taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. Under FASB ASC Topic 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.
FASB ASC Topic 740, Sub-topic 10, tax positions, defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with generally accepted accounting principles. Under FASB ASC Topic 740, Sub-topic 10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Additionally, FASB ASC Topic 740, Sub-topic 10 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the disclosure requirements of FASB ASC Topic 740, Sub-topic 10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total interest expense and other expense, respectively.
Share-Based Compensation
The Company accounts for stock-based employee compensation arrangements in accordance with provisions of FASB ASC Topic 718, stock compensation. Under FASB ASC Topic 718, the Company recognizes the grant date fair value of stock-based employee compensation as expense on a straight-line basis over the vesting period of the grant. The Company uses the Black Scholes option pricing model to determine the grant date fair value of employee stock options; the fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date such award was granted.
Litigation Settlements
In November 2008, the Company entered into an agreement to settle its antitrust claim related to the Company’s Fenofibrate Tablets, 160mg and 54mg, and Fenofibrate Capsules, 67mg 134mg, and 200mg, each generic to TriCor®. Under this litigation settlement, the Company received $25,000,000 in December 2008, which was recorded in other income (expense), net in the consolidated statement of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of common stock equivalents outstanding during the period.
Other Comprehensive Income
The Company follows the provisions of FASB ASC Topic 220, comprehensive income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. However, effective with its majority equity investment in Prohealth Biotech, Inc. and the formation of its wholly owned subsidiary Impax Laboratories (Taiwan) Inc., the Company recorded foreign currency translation gains and losses, which are reported as comprehensive income (loss). Foreign currency translation gains (losses) for the years ended December 31, 2009, 2008 and 2007 were $471,000, $ (969,000) and $ (23,000), respectively.
Deferred Financing Costs
The Company capitalizes direct costs incurred with obtaining debt financing, which are included in Other assets on the consolidated balance sheet. Deferred financing costs, including costs incurred in obtaining debt financing, are amortized to interest expense over the term of the underlying debt on a straight-line basis, which approximates the effective interest method. The Company recognized amortized deferred financing costs of $135,000, $412,000 and $612,000, in the years ended December 31, 2009, 2008, and 2007, respectively.
Foreign Currency Translation
The Company translates the assets and liabilities of the Taiwan dollar functional currency of its majority-owned affiliate Prohealth Biotechnology, Inc. and its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. into the U.S. dollar reporting currency using exchange rates in effect at the end of each reporting period. The revenue and expense of these entities are translated using an average of the rates in effect during the reporting period. Gains and losses from these translations are recorded as currency translation adjustments included in the consolidated statements of comprehensive income and the consolidated statements of changes in shareholders’ equity (deficit).

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

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In May 2008, the FASB issued an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement), referred to as FASB ASC Topic 470. The FASB ASC Topic 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of FASB ASC Topic 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the effective date. The application of FASB ASC Topic 470 to the Company’s $75 million, 3.5% convertible senior subordinated debentures (“3.5% Debentures”) required the retrospective restatement of all reporting periods beginning January 1, 2007. The Summary of Significant Accounting Policies and the Long-Term Debt footnotes herein contain additional details about the Company’s adoption of FASB ASC Topic 470.
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
In April 2009, the FASB issued an accounting standard to amend the accounting standards for investments in debt and equity securities, referred to as FASB ASC Topic 320. The accounting standard amendment clarified the factors considered in determining if a decline in the fair value of a debt security is other than temporary. Generally, if the fair value of a debt security is less than its amortized cost, and it is more-likely-than-not the debt security will be sold or be required to be sold, then an other-than-temporary impairment shall be considered to have occurred. An other-than-temporary impairment is recognized equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. The FASB ASC Topic 320, as amended, is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Upon becoming effective, FASB ASC Topic 320, as amended, did not have an impact on the Company’s consolidated financial statements.
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
In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. This update provides amendments to Subtopic 810-10, and related guidance within US GAAP, to clarify the scope of the decrease in ownership provisions. For those entities that have already adopted Statement 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted Statement 160. Upon becoming effective this update did not have an impact on the Company’s consolidated financial statements.

4. INVESTMENTS
Investments consist of commercial paper, corporate bonds, medium-term notes, government sponsored enterprise obligations and certificates of deposit. The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities are accounted for as ‘held-to-maturity’ and are recorded at amortized cost, which approximates fair value, based upon observable market values. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon maturity the Company uses a specific identification method.
A summary of short-term investments as of December 31, 2009 and December 31, 2008 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Commercial paper	$13,387	$4	$(1)	$13,390
Government sponsored enterprise obligations	41,953	32	(1)	41,984
Corporate bonds	3,021	1	(1)	3,021
Asset-backed securities	—	—	—	—
Certificates of deposit	238	—	—	238

Total short-term investments	$58,599	$37	$(3)	$58,633

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Commercial paper	$6,194	$—	$—	$6,194
Government sponsored enterprise obligations	35,948	52	(6)	35,994
Corporate bonds	7,856	—	(54)	7,802
Asset-backed securities	481	—	(31)	450
Certificates of deposit	231	—	—	231

Total short-term investments	$50,710	$52	$(91)	$50,671

5. ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows:

	December 31,	December 31,
(in $000’s)	2009	2008
Gross accounts receivable	$254,094	$54,591
Less: Rebate reserve	(37,781)	(4,800)
Less: Chargeback reserve	(21,448)	(4,056)
Less: Other deductions	(9,011)	(2,429)

Accounts receivable, net	$185,854	$43,306

A roll forward of the chargeback and rebate reserves activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

(in $000’s)	December 31,	December 31,	December 31,
Rebate reserve	2009	2008	2007

Beginning balance	$4,800	$3,603	$3,124
Provision recorded during the period	72,620	20,361	15,968
Credits issued during the period	(39,639)	(19,164)	(15,489)

Ending balance	$37,781	$4,800	$3,603

(in $000’s)	December 31,	December 31,	December 31,
Chargeback reserve	2009	2008	2007

Beginning balance	$4,056	$2,977	$4,401
Provision recorded during the period	126,105	50,144	33,972
Credits issued during the period	(108,713)	(49,065)	(35,396)

Ending balance	$21,448	$4,056	$2,977

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $372,000 and $828,000 at December 31, 2009 and December 31, 2008, respectively.

6. INVENTORY
Inventory, net at December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
(in $000’s)	2009	2008
Raw materials	$30,758	$16,940
Work in process	2,768	1,397
Finished goods	17,051	16,504

Total inventory, net	$50,577	$34,841

Less: Non-current inventory, net	(1,447)	(2,536)

Total inventory-current, net	$49,130	$32,305

The Company recorded inventory reserves of $4,646,000 and $4,405,000 at December 31, 2009 and 2008, respectively.
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
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory less reserves, was approximately $8,702,000 and $1,368,000 at December 31, 2009 and 2008, respectively.
The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and /or specifications than used for unapproved inventory, and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company’s pre-launch product inventory is lower than the respective estimated net selling prices.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	December 31,	December 31,
(in $000’s)	2009	2008
Land	$2,270	$2,270
Buildings and improvements	77,778	55,310
Equipment	59,612	49,983
Office furniture and equipment	7,425	6,733
Construction-in-progress	4,880	21,019

Property, plant and equipment, gross	$151,965	$135,315

Less: Accumulated depreciation	(50,315)	(39,686)

Property, plant and equipment, net	$101,650	$95,629

Depreciation expense was $11,266,000, $9,588,000 and $8,144,000 for the years ended December 30, 2009, 2008 and 2007, respectively.

8. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses:

	December 31,	December 31,
(in $000’s)	2009	2008
Payroll-related expenses	$15,274	$15,147
Product returns	22,114	13,675
Income taxes payable	31,627	—
Shelf stock price protection	225	572
Medicaid rebates	9,759	584
Physician detailing sales force fees	2,449	2,279
Legal and professional fees	3,660	2,087
Litigation settlements	5,865	4,526
Other	2,709	2,238

Total accrued expenses	$93,682	$41,108

Accrued Litigation Settlement Expenses
In January 2010, the Company entered into an agreement to settle a suit related to the Company’s Lipram UL products. Under the terms of this agreement, the Company agreed to reimburse the plaintiff for litigation costs, which was paid by the Company in January 2010. The Company recorded an accrued expense for this payment in the year ended December 31, 2009, which was included, along with legal and professional fees incurred by us, on the Litigation settlement line in the consolidated statement of operations.
On January 28, 2009, the Company entered into an agreement settling the securities class actions pending in the U.S. District Court for the Northern District of California. Under the terms of the settlement, plaintiffs agreed to dismiss the actions with prejudice, and defendants, including the Company, without admitting the allegations or any liability, agreed to pay the plaintiff class $9,000,000, of which the Company paid approximately $3,400,000 in January 2009, with the balance paid by the Company’s directors and officers liability insurance carriers. The Company recorded an accrued expense for its portion of the settlement payment, in the year ended December 31, 2008.
Taiwan Facility Construction
The Company has constructed a facility in Taiwan intended to be utilized for manufacturing, research and development, warehouse, and administrative space, which will be fully operational in 2010. In conjunction with the construction of this facility, the Company has entered into several contracts aggregating approximately $16,617,000 as of December 31, 2009. As of December 31, 2009, the Company had remaining obligations under these contracts of approximately $1,355,000, which is included in the other line in the table above. The Company cumulatively capitalized interest expense of $596,000 in conjunction with the construction of the Taiwan facility.
Product Returns
The Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, the Rx Partner, and the OTC Partners alliance agreements generally are not subject to returns. A roll forward of the return reserve activity for the years ended December 31, 2009, 2008 and 2007 is as follows:

(in $000’s)	December 31,	December 31,	December 31,
Returns Reserve	2009	2008	2007
(in $000’s)
Beginning balance	$13,675	$14,261	$12,903
Provision related to sales recorded in the period	11,847	5,719	5,459
Credits issued during the period	(3,408)	(6,305)	(4,101)

Ending balance	$22,114	$13,675	$14,261

9. FAIR VALUE OF COMMON STOCK PURCHASE WARRANTS
Common Stock Purchase Warrants
In connection with a May 2003 private financing, the Company issued 878,815 common stock purchase warrants, each of which entitled the holder to purchase one share of the Company’s common stock at an exercise price of $7.421 per share for five years from the date of issuance.
During 2009, 2008, and 2007, warrants for 0, 604,887 and 36,616 shares of the Company’s common stock, respectively, were exercised. All common stock purchase warrants were exercised by May 2008, accordingly, no common stock purchase warrants remained outstanding as of December 31, 2009.
Consistent with the guidance in FASB ASC Topic 815, Sub-topic 40, derivatives and hedging, the common stock purchase warrants were classified as liabilities, as there were certain conditions attached to the warrants which may have required cash settlement. Accordingly, the warrants were accounted for at fair value and changes in fair value were recognized as a component of “other income” at each quarter end period over the life of the respective warrants. The warrants were also considered derivatives consistent with the guidance in FASB ASC Topic 815.
The Company used a Black-Scholes option pricing model to value the common stock purchase warrants, with the key valuation assumptions being the terms of the warrants and the actual price of the Company’s common stock at the end of each quarter, as well as a volatility rate calculated based on changes in the price of the Company’s common stock and a risk-free interest rate corresponding to the rate on Treasury securities with a time frame approximately the same as the common stock purchase warrant’s remaining time to expiration as of each valuation date. During the three years in the period ended December 31, 2009, the estimated fair value of the warrants ranged from a high of $4.92 per share on June 30, 2007 to a low of $1.63 on May 7, 2008.
The following table summarizes the number of outstanding common stock purchase warrants and the corresponding estimated fair value of the common stock purchase warrant liability at each December 31, year end:

	Common	Common
	Stock	Stock	Total
	Purchase	Purchase	Reported
	Warrants	Warrants	Liability
	Outstanding	Value	Value

Ending balance December 31, 2006	641,503	$3.60	$2,313,000
Warrants exercised in 2007	(36,616)

Ending balance December 31, 2007	604,887	$3.78	$2,285,000
Warrants exercised in 2008	(604,887)

Ending balance December 31, 2008	—	$—	$—
Warrants exercised in 2009	—

Ending balance December 31, 2009	—	$—	$—

As noted above, the estimated fair value of the common stock purchase warrants at each balance sheet date was determined using a Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2009	2008	2007
Volatility (range)	—	43.0 - 49.0%	24.2 - 46.4%
Risk-free interest rate (range)	—	1.25 - 1.50%	3.4 - 4.9%
Dividend yield	—	0%	0%
The expected life of the common stock purchase warrants was estimated based on the time-to-expiration at each balance sheet date.

10. INCOME TAXES
The Company is subject to U.S. federal, state and local income taxes. The provision for (benefit from) income taxes on earnings is comprised of the following:

	For the Years Ended December 31,
(in $000’s)	2009	2008	2007
Current:
Federal taxes	$29,550	$6,315	$8,282
State taxes	1,715	(62)	6,903

Total current tax expense	31,265	6,253	15,185

Deferred:
Federal taxes	$(11,520)	$4,938	$14,285
Federal taxes-change in valuation allowance	—	—	(64,771)
State taxes	1,995	(1,122)	(2,303)
State taxes-change in valuation allowance	—	—	(13,747)
Foreign taxes	(734)	—	—

Total deferred tax expense (benefit)	(10,259)	3,816	(66,536)

Provision for (benefit from) income taxes	$21,006	$10,069	$(51,351)

A reconciliation of the difference between the tax provision (benefit) at federal statutory rates and actual income taxes on income (loss) before income taxes, which includes federal, state, and other income taxes, is as follows:

	For the Years Ended December 31,
(in $000’s)	2009		2008		2007
Income before income taxes	$70,977		$26,009		$73,997

Tax provision at federal statutory rate	24,842	35.0%	9,103	35.0%	25,899	35.0%

Increase (decrease) in tax rate resulting from:
State and local taxes, net of federal benefit	3,628	5.1%	25	0.1%	2,647	3.6%
Increase in federal statutory tax rate on deferred tax accounts	—	—	—	—	(1,993)	(2.7)%
Research and development credits	(2,546)	(3.6)%	(2,228)	(8.6)%	(1,306)	(1.8)%
Share-based compensation	1,824	2.6%	1,438	5.5%	528	0.7%
Domestic manufacturing deduction	(700)	(1.0)%	(531)	(2.0)%	(676)	(0.9)%
Change in warrant fair value	—	—%	(432)	(1.6)%	38	—%
Provision for uncertain tax positions	(6,084)	(8.6)%	1,050	4.0%	6,118	8.3%
Other, net	294	0.4%	1,311	4.9%	(4,087)	(5.5)%
Change in valuation allowance	(252)	(0.3)%	333	1.4%	(78,518)	(106.1)%

Provision for (benefit from) income taxes	$21,006	29.6%	$10,069	38.7%	$(51,351)	(69.4)%

Deferred income taxes are provided for temporary differences between the financial statement carrying values and the tax bases of the Company’s assets and liabilities. Deferred tax assets result principally from deferred revenue related to the Company’s alliance agreements, consisting of the Teva Agreement, DAVA Agreement, OTC Agreements, and the Medicis Joint Development Agreement, each as defined below, as well as recording certain accruals and reserves currently not deductible for tax purposes, and, additionally, net operating loss carryforwards and from tax credit carryforwards. Deferred tax liabilities principally result from deferred product manufacturing costs related to the alliance agreements, and the use of accelerated depreciation and amortization methods for tax reporting purposes.

10. INCOME TAXES (continued)
The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in $000’s)	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$1,648	$831
Research and development credits	620	3,009
Inventory reserves	2,936	2,490
Accrued expenses	21,115	11,711
Deferred revenues	100,009	87,789
Accrued exclusivity period fee payments	—	3,073
Litigation settlements	—	2,376
Depreciation and amortization	492	371
Other	3,054	4,693

Gross deferred tax assets	$129,874	$116,343

Deferred tax liabilities:
Tax depreciation and amortization in excess of book amounts	$3,919	$2,205
Deferred manufacturing costs	42,591	42,267
Deferred revenues	849	854
Other	1,685	566

Gross deferred tax liabilities	$49,044	$45,892

Deferred tax assets, net	$80,830	$70,451

The breakdown between current and long-term deferred tax assets and tax liabilities is as follows:

	December 31,
(in $000’s)	2009	2008
Current deferred tax assets	$38,837	$23,940
Current deferred tax liabilities	(6,551)	(6,040)

Current deferred tax assets, net	32,286	17,900

Non-current deferred tax assets	91,037	92,881
Non-current deferred tax liabilities	(42,493)	(40,330)

Non-current deferred tax assets, net	48,544	52,551

Deferred tax assets	$80,830	$70,451

Prior to 2007, the Company historically recorded a deferred tax asset valuation allowance, based upon its history of generating net operating losses (“NOLs”) and therefore not having regular income tax obligations. The Company did, however, make payments for federal and state alternative minimum taxes (“AMT”) in years 2006 and 2005, and while these AMT payments were recorded as deferred tax assets, they did not have a valuation reserve as such AMT payments have no expiration date. The Company had a state AMT deferred tax asset of $717,000 at December 31, 2009, with an indefinite carryforward until used against regular state income taxes.
During the second quarter of 2007, as a result of significant revenue earned under one of the alliance agreements, the Company determined it was more likely than not its deferred tax assets would be realized as an offset against current income tax obligations. Accordingly, at June 30, 2007, the Company reversed the deferred tax asset valuation allowance in the amount of approximately $88,995,000, of which $10,477,000 was credited to additional paid-in capital, as the tax benefit resulted from employee stock options which were exercised prior to January 1, 2006.

10. INCOME TAXES (continued)
The Company had no federal NOL carryforwards as of December 31, 2009 and 2008. The Company also had state and local NOL carryforwards of $12,229,000 and $15,229,000 as of December 31, 2009 and 2008, respectively. The state NOLs as of December 31, 2009 have a twenty year carryforward period, and expire between the years 2020 and 2023, as follows:

(in $000’s)
Year	Amount
2020	$1,530
2021	4,969
2022	1,955
2023	3,775

Total	$12,229

FASB ASC Topic 740, Sub-topic 10, tax positions, sets out the use of a single comprehensive model to address uncertainty in tax positions and clarifies the accounting for income taxes by establishing the minimum recognition threshold and a measurement attribute for the financial statement benefit of tax positions taken or expected to be taken in a tax return. The Company has recognized a provision for uncertain tax positions related to federal and state research and development tax credits. A reconciliation of the accrued reserve for uncertain tax positions is as follows:

(in $000’s)
Balance at January 1, 2009	$7,515
Increase/(decrease) based on prior year tax positions	(6,482)
Increase/(decrease) based on current year tax positions	174

Balance at December 31, 2009	$1,207

In the quarter ended December 31, 2009, the Company completed an analysis of the components comprising the research and development tax credits for both U.S. Federal and State of California measurement purposes. Based upon the analysis, the Company determined it was more-likely-than-not all but $1,084,000 of credits would be sustained subject to the Federal and California measurement standards, resulting in the reserve for uncertain tax positions being adjusted to such amount.
The balance of unrecognized tax benefits at December 31, 2009, if ultimately recognized, will reduce the Company’s annual effective tax rate. The Company is not able to determine whether there will be any significant increase or decrease in the unrecognized tax benefits over the next 12 months.
The Company recognizes interest and penalties related to income tax matters as a part of total interest expense and other expense, respectively. At December 31, 2009, the Company had $123,000 of accrued interest expense related to its reserve for uncertain tax positions. The Company has taken the appropriate steps to eliminate exposure to penalties related to its uncertain tax positions and therefore did not accrue penalties at December 31, 2009.
The tax years ended December 31, 2009, 2008, 2007, 2006 and 2005 remain open to examination by the Internal Revenue Service and Commonwealth of Pennsylvania Department of Revenue. The tax years ended December 31, 2009, 2008, 2007, 2006, 2005 and 2004 remain open for examination by the State of California Franchise Tax Board. The Company is currently under audit by the State of California Franchise Tax Board for the tax years ended December 31, 2006 and 2005.

11. REVOLVING LINE OF CREDIT
The Company has a $35,000,000 revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a March 31, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of December 31, 2009 and 2008, respectively.
Effective March 31, 2009, the Company entered into a third amendment to the Credit Agreement, which, among other matters, (i) extended for one year the termination date to March 31, 2010; (ii) set the interest rate for the revolving credit facility at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions; (iii) limited capital expenditures to no more than $25.0 million for the period from January 1, 2009 to December 31, 2009, and for each calendar year thereafter; (iv) eliminated the servicing fee during any month in which no revolver loans were outstanding; and (v) required the fixed charge coverage ratio be tested only for certain fiscal periods during which the Company’s net cash position was less than $50.0 million. In connection with the execution of the third amendment, the Company paid Wachovia Bank a commitment fee of $100,000. All other material terms of the Credit Agreement remained in full force and effect. During the years ended December 31, 2009, 2008 and 2007, the Company paid to Wachovia Bank unused line fees of $172,000, $108,000 and $88,000, respectively.
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
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio, applicable only for periods during which the Company’s net cash position is less than $50.0 million, requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. The Company was limited to capital expenditures of no more than $25.0 million for the period from January 1, 2007 to December 31, 2007 and $34.0 million for the period from January 1, 2008 to December 31, 2008. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At December 31, 2009, the Company was in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

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
In August and September 2008, the Company repurchased at a discount an aggregate of $ 62,250,000 face value principal amount of the 3.5% Debentures at the request of the holders. The Company paid $59,916,000, plus $433,000 of accrued interest expense. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of the Company’s short-term investments. In the year ended December 31, 2008, the Company recorded a net loss on the 3.5% Debentures repurchases of $113,000, net of a $318,000 write-off of related unamortized deferred finance costs.
On June 15, 2009, at the request of the holders, the Company repurchased the remaining $ 12,750,000 principal amount of the 3.5% Debentures at 100% of face value plus accrued interest. Accordingly, as all of the 3.5% Debentures had been repurchased by the Company, there was no amount outstanding as of December 31, 2009.

12. LONG-TERM DEBT (continued)
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
The Company estimated the fair value of the 3.5% Debentures, excluding the conversion option, to be $63,487,000 on June 27, 2005, the date the 3.5% Debentures were sold, using a credit rating analysis. The difference of $11,513,000 between the $75,000,000 face value of the 3.5% Debentures and the estimated fair value is the value of the conversion option, which resulted in a debt discount reduction to the net carrying value of the debt and the establishment of the value of the conversion option as a component of stockholders’ equity. Aggregate transaction costs of $ 2,238,000 were incurred by the Company in relation to the issuance of the 3.5% Debentures, of which $343,000 was allocated to the conversion option. The total value allocated to the conversion option as a component of stockholder’s equity was $11,170,000.
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
The Company amortized the $11,513,000 discount on the 3.5% Debentures over the expected life of 48 months using the effective interest method; accordingly, the discount was fully amortized as of June 15, 2009. The following table summarizes the amount of interest cost recognized for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31:
(in $000’s)	2009	2008	2007
Contractual interest	$202	$2,084	$3,089
Discount amortization	241	2,078	2,904
Deferred financing cost amortization	66	338	464

Total interest cost	$509	$4,500	$6,457

Effective interest rate on 3.5% Debentures	8.7%	8.7%	8.6%

12. LONG-TERM DEBT (continued)
The following table summarizes the net carrying value of the Company’s long-term debt:

	December 31,	December 31,
(in $000’s)	2009	2008
3.5% Debentures face value	$—	$12,750
Unamortized discount	—	(241)

3.5% Debentures net carrying amount	—	12,509

Subordinated promissory note — (1)	—	7,760
Vendor financing agreement (2)	—	137

Total Debt	$—	$20,406
Less: Current portion	—	(14,416)

Long-term portion	$—	$5,990

(1)	In August 2009, the Company repaid-in-full the remaining outstanding balance of a subordinated promissory note, paying $6,888,000 of principal and $51,000 of accrued interest expense. Initially, the subordinated promissory note was issued in June 2006 in the amount of $11.0 million, with an interest rate of 6.0% per annum, and 24 quarterly installment payments of $549,165, commencing in March 2007.

(2)	Vendor financing agreement at 3.10% payable in two monthly installments of $0 and 34 monthly installments of $12,871 commencing December 2006 and ending in November 2009.

13. ALLIANCE AND COLLABORATION AGREEMENTS
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
Product Development, Manufacture and Sales: The Company is required to develop the products, obtain FDA approval to market the products, and manufacture and deliver the products to Teva. The product-linked revenue the Company earns under the Teva Agreement consists of Teva’s reimbursement of all of the Company’s manufacturing costs plus a fixed percentage of defined profits on Teva’s sales to its customers. Manufacturing costs are direct cost of materials plus actual direct manufacturing costs, including packaging material, not to exceed specified limits. The Company invoices Teva for the manufacturing costs when products are shipped to Teva, and Teva is required to pay the invoiced amount within 30 days. Teva has the exclusive right to determine all terms and conditions of the product sales to its customers. Within 30 days of the end of each calendar quarter, Teva is required to provide the Company with a report of its net sales and profits during the quarter and to pay the Company its share of the profits resulting from those sales on a quarterly basis. Net sales are Teva’s gross sales less discounts, rebates, chargebacks, returns, and other adjustments, all of which are based upon fixed percentages, except chargebacks, which are estimated by Teva and subject to a true-up reconciliation.
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
Advance Deposit: Teva agreed to provide the Company with a $22,000,000 advance deposit payable for the contingent purchase of exclusive marketing rights for the 12 products. The advance deposit included debt-like terms to facilitate repayment to Teva to the extent the contingencies did not occur. Specifically, the advance deposit payable accrued interest at an 8.0% annual rate from the June 2001 Teva Agreement inception date, and required the Company to repay the advance deposit payable no later than January 15, 2004. In addition, the advance deposit included the following provisions:
•	Contingent Sale of Market Exclusivity — The Teva Agreement obligated the Company to deliver and Teva to purchase the exclusive marketing rights for four of the 12 covered products for $22,000,000 to the extent the Company achieved specified product development milestones relating to four products. Portions of this $22,000,000 purchase price were assigned to milestones based on their negotiated values at the inception of the Teva Agreement. If some, but not all of the milestones were achieved, then exclusive marketing rights would transfer only for those products for which the related milestones were met. To the extent the milestones were not achieved by January 15, 2004 and Teva had not exercised the contingent option to purchase market exclusivity described below, the related exclusive marketing rights would not be transferred to Teva, the Company would be required to repay the corresponding portions of the $ 22,000,000 advance deposit and Teva would retain non-exclusive marketing rights with respect to the related products. The milestones and related portions to be repaid were: $2,000,000 if tentative FDA approval for one specified product was not obtained by June 15, 2002; $5,000,000 if the same product was not launched by February 15, 2003; $ 5,000,000 and $4,000,000, respectively, if two additional products were not launched by December 15, 2003; $1,000,000 if tentative FDA approval of a fourth product was not received by January 15, 2003; and $5,000,000 if the same product was not launched by December 15, 2003.
•	Contingent Option to Purchase Market Exclusivity — The Company also granted Teva an option to purchase the exclusive marketing rights to the four specified products to the extent the product development milestones were not met. Teva could exercise this right by forgiving repayment of half of the foregoing portions of the $22,000,000 advance deposit payable as assigned in the Teva Agreement to the specified product.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
•	The Company’s Share Settlement Option — To the extent the Company failed to achieve the milestones and Teva failed to exercise its option to purchase market exclusivity for the four specified products and the Company was thus required to repay the advance deposit, the Company had the option to settle, or repay, the applicable portion of the advance deposit either in cash or with shares of its common stock valued at the average closing price of the stock during the ten trading days ending two days prior to the date of Teva’s receipt of the shares (“Designated Share Price”).
•	Interest Forgiveness /FDA Approval Provision — Under the terms of the Teva Agreement, when the Company received FDA approval for any three of the 12 covered products, the entire amount of interest payable under the advance deposit would be forgiven. The nominal amount of the accrued interest expected to be incurred over the life of the advance deposit was estimated not to exceed approximately $4,400,000.
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
The Company determined no single deliverable represented a separate unit of accounting as there was not sufficient objective and reliable evidence of the fair value of any single deliverable. When the fair value deliverable can not be determined, it is not possible for the Company to determine whether consideration provided by Teva under the Teva Agreement is in exchange for a given deliverable. The Company thus concluded the multiple deliverables under the Teva Agreement represents a single unit of accounting.
The Company initially defers all revenue earned under the Teva Agreement and then recognizes such deferred revenue over the life of the Teva Agreement, currently estimated to be approximately 23 years, measured from the June 2001 inception of the Teva Agreement through 10 years following the estimated launch of the last product subject to the Teva Agreement. In 2009 we updated the estimated life of the Teva Agreement to be approximately 23 years from the June 2001 inception date, as compared to our previous estimate of 18 years from the June 2001 inception date. Our current estimate is the development of the last product under the Teva Agreement will require additional time to complete, resulting in FDA approval occurring at a later future date. In accordance with the Company’s accounting policy, the change in the recognition period for the Teva Agreement was applied prospectively as an adjustment in the period of change in 2009. In the year ended December 31, 2009, the revised recognition period of the Teva Agreement resulted in a decrease of revenue and product manufacturing costs of approximately $1,934,000 and $1,381,000, respectively. Basic earnings per share was reduced by less than $0.01 per share for the year ended December 31, 2009 as a result of the change in the recognition period for the Teva Agreement.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Revenue deferred under the Teva Agreement is recorded as a liability captioned “Deferred revenue — alliance agreements.” Revenue is recognized using a modified proportional performance method, which results in a greater portion of the revenue being recognized in the period of initial recognition and the balance recognized ratably over the remaining life of the agreement. This modified proportional performance method better aligns revenue recognition with performance under a long-term arrangement as compared to a straight-line method.
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
Revenue is recognized only to the extent of cumulative cash collected from product sales and cost-sharing payments and, with respect to forgiveness of the advance deposit and interest thereon and exercise of the contingent stock repurchase option, the fair value received upon such forgiveness and exercise, being greater than cumulative revenue recognized.
Under the modified proportional performance method utilized by the Company, the amount recognized for a given element in the period of initial recognition is based upon the number of years elapsed prior to the respective element’s event occurring under the Teva Agreement relative to the estimated life of the Teva Agreement. Under this method the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is 23 years — i.e. the current estimated life of the Teva Agreement. The amount recognized during each remaining year is 1 / 23 of such amount. Thus, for example, with respect to profit share reported by Teva during 2010 (the ninth year of the agreement), 9 / 23 of the amount reported is recognized during 2005 and 1 / 23 of the amount is recognized during each of the remaining 14 years of the estimated life of the Teva Agreement.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Teva Agreement Transactions
The Advance Deposit: The $22,000,000 advance deposit relating to the Company’s sale of market exclusivity to Teva (in certain circumstances) and Teva’s contingent option to purchase market exclusivity from the Company (in other circumstances), represents Teva’s prepayment of the market exclusivity purchase price associated with these two features. The Company recorded the $ 22,000,000 advance deposit as an advance deposit payable liability and accounted for at its face amount through its ultimate settlement in January 2004.
The milestones potentially triggering Teva’s purchase of market exclusivity for the $ 22,000,000 advance deposit were not met. Teva exercised its contingent option to purchase market exclusivity for two products, including: one for $3,500,000 in December 2003, and the other for $ 2,500,000 in January 2004. The corresponding amounts of the $22,000,000 advance deposit were thus extinguished at those times. Given the advance deposit was within 30 days of maturity when Teva exercised its contingent purchase options, the fair value of the forgiven portion of the advance deposit approximated book value and any gain or loss on the extinguishment of the liability was immaterial. Accordingly, on the dates of exercise the Company reclassified the $3,500,000 and $ 2,500,000 principal amounts of the advance deposit associated with the exercised options to deferred revenue under the Teva Agreement. Such amounts are being recognized as revenue over the life of the Teva Agreement in accordance with the modified proportional performance method.
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
Interest Forgiveness and FDA Approval Provision: The Company achieved the milestone triggering forgiveness of interest on November 21, 2002. In accordance with the Teva Agreement, the Company’s obligation to pay interest on the $22,000,000 advance payable, including the amount previously accrued of approximately $2,500,000 and an imputed discount of approximately $ 1,900,000, was forgiven and the resulting $4,400,000 was recorded as deferred revenue under the Teva Agreement with such amount being recognized as revenue over the life of the Teva Agreement in accordance with the modified proportional performance method.
Sale of Common Stock: Under the terms of the Teva Agreement, the Company sold 1,462,083 shares to Teva in four consecutive quarterly installments beginning in June 2001. The number of shares sold in each quarterly installment was determined by dividing $3,750,000 by the Designated Share Price. The Company determined this provision met the FASB ASC Topic 815 definition of an embedded derivative. However, its value was less than $50,000, which the Company deemed immaterial, and this feature of the agreement was therefore not accounted for separately as a derivative.
Contingent Stock Repurchase Option: The Company’s option to repurchase one-sixth of the shares it sold Teva is embedded in the agreement. When evaluated on an “as if freestanding” basis, the option qualifies for a scope exception under FASB ASC Topic 815 because, as a freestanding instrument, it would be indexed to the Company’s own stock and classified as equity. As a result, the contingent stock repurchase option did not require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of FASB ASC Topic 815. Rather, consistent with its revenue recognition policy, the Company did not begin recognizing any revenue associated with the value received upon exercise of the contingent stock repurchase option until Teva achieved the first commercial sale of a Tier 2 or Tier 3 product, which occurred on December 15, 2006. The Company determined the fair value of this provision was approximately $2,200,000 (based upon the fair value of the Company’s common stock on the date the milestone was met and the right to exercise the option accrued), with such amount being recognized as revenue over the life of the Teva Agreement in accordance with the modified proportional performance method.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
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

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

				Inception
(in $000’s)	For the Years Ended December 31,			Through
Deferred revenue	2009	2008	2007	Dec 31, 2006
Beginning balance	$200,608	$181,149	$136,157	$—

Additions:
Cost sharing	700	700	732	4,521
Product related deferrals	34,545	59,706	133,873	182,492

Subtotal	35,245	60,406	134,605	187,013
Exclusivity charges	—	—	(47,133)	(3,467)
Forgiveness of advance deposit	—	—	—	6,000
Forgiveness of interest	—	—	—	4,370
Stock repurchase	—	—	—	2,157

Total additions	$35,245	$60,406	$87,472	$196,073

Less: amounts recognized:
Forgiveness of advance deposit	$(303)	$(333)	$(333)	$(1,833)
Forgiveness of interest	(222)	(243)	(243)	(1,337)
Stock repurchase	(109)	(120)	(120)	(659)
Cost sharing	(611)	(583)	(516)	(1,382)
Product related revenue	(32,576)	(39,668)	(41,268)	(54,705)

Total amount recognized	(33,821)	(40,947)	(42,480)	(59,916)

Total deferred revenue	$202,032	$200,608	$181,149	$136,157

(in $000’s)				Inception
Deferred product	For the Years Ended December 31,			Through
manufacturing costs	2009	2008	2007	Dec 31, 2006
Beginning balance	$88,361	$75,296	$49,728	$—
Additions	24,089	33,621	46,246	71,609
Less amounts amortized	(18,410)	(20,556)	(20,678)	(21,881)

Total deferred product manufacturing costs	$94,040	$88,361	$75,296	$49,728

The following schedule shows the expected recognition of deferred revenue and amortization of deferred product manufacturing costs (for transactions recorded through December 31, 2009) for the next five years and thereafter under the Teva Agreement:

		Deferred
	Deferred	Product
	Revenue	Manufacturing Costs
(in $000s)	Recognition	Amortization
2010	$13,625	$6,340
2011	13,625	6,340
2012	13,625	6,340
2013	13,625	6,340
2014	13,625	6,340
Thereafter	133,907	62,340

Totals	$202,032	$94,040

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
OTC Partners Alliance Agreements
The Company is currently party to two OTC Partners alliance agreements with two different unrelated third-party pharmaceutical entities marketing partners (“OTC Agreements”) related to the manufacture, distribution, and marketing of OTC pharmaceutical products. The two OTC Agreements, whose terms are approximately 9 years and 15 years, each commit the Company to manufacture, and the OTC Agreements’ marketing partners to distribute, a single specified generic pharmaceutical product. Both of the OTC Agreements obligate the Company to grant a license to the respective OTC Partner to market the product. Revenue under these OTC Agreements consists of payments upon contract signing, reimbursement of product manufacturing costs or other agreed upon amounts when the Company delivers the product, profit-share or royalty payments based upon the OTC Partners’ product sales, and, specified milestone payments tied to product development services.
As each of these OTC Agreements contain multiple deliverables the Company applied its accounting policy to determine whether the multiple deliverables within each of the OTC Partners alliance agreements should be accounted for as separate units of accounting or as a single unit of accounting. The Company determined no single deliverable represented a separate unit of accounting given there was not sufficient objective and reliable evidence of the fair value of any single deliverable. When the fair value of a deliverable cannot be determined, it is not possible for the Company to determine whether consideration given by an OTC Partner is in exchange for a given deliverable. The Company concluded the multiple deliverables under each of the OTC Partners alliance agreements represented a single unit of accounting for each agreement.
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

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
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

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

				Inception
(in $000’s)	For the Years Ended December 31,			Through
Deferred revenue	2009	2008	2007	Dec 31, 2006
Beginning balance	$21,044	$20,591	$17,098	$—

Additions:
Upfront fees and milestone payments	—	—	84	8,352
Cost sharing and other	—	—	424	1,218
Product related deferrals	1,960	16,399	14,851	50,616

Total additions	$1,960	$16,399	$15,359	$60,186

Less: amounts recognized:
Upfront fees and milestone payments	(276)	(297)	(315)	(6,857)
Cost sharing and other	(112)	(112)	(312)	(1,014)
Product related revenue	(6,454)	(15,537)	(11,239)	(35,217)

Total amount recognized	(6,842)	(15,946)	(11,866)	(43,088)

Total deferred revenue	$16,162	$21,044	$20,591	$17,098

(in $000’s)				Inception
Deferred product	For the Years Ended December 31,			Through
manufacturing costs	2009	2008	2007	Dec 31, 2006
Beginning balance	$18,361	$17,251	$14,137	$—

Additions:
Product related deferrals	1,897	16,037	12,172	41,708
Cost sharing and other	32	50	842	5,132

Total additions	$1,929	$16,087	$13,014	$46,840

Less: amount amortized:
Product related cost	(5,774)	(14,634)	(9,201)	(29,284)
Cost sharing and other	(313)	(343)	(699)	(3,419)

Total amount amortized	(6,087)	(14,977)	(9,900)	(32,703)

Total deferred product manufacturing costs	$14,203	$18,361	$17,251	$14,137

The following schedule shows the expected recognition of deferred revenue and amortization deferred product manufacturing costs (for transactions recorded through December 31, 2009 for the next five years and thereafter under the OTC Agreements:

		Deferred
	Deferred	Product
	Revenue	Manufacturing Costs
(in $000s)	Recognition	Amortization
2010	$6,027	$5,285
2011	2,072	1,825
2012	1,282	1,133
2013	1,282	1,133
2014	1,282	1,133
Thereafter	4,217	3,694

Total	$16,162	$14,203

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Supply & Distribution Agreement with DAVA Pharmaceuticals, Inc.
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

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
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

				Inception
(in $000’s)	For the Years Ended December 31,			Through
Deferred revenue	2009	2008	2007	Dec 31, 2006
Beginning balance	$—	$6,361	$24,784	$—

Additions:
Upfront fees and milestone payments	—	—	—	10,000
Product related deferrals	—	34,470	100,211	17,766

Total additions	—	34,470	100,211	27,766

Less: amounts recognized:
Upfront fees and milestone payments	—	(858)	(7,975)	(1,167)
Product related revenue	—	(39,973)	(110,659)	(1,815)

Total amount recognized	—	(40,831)	(118,634)	(2,982)

Total deferred revenue	$—	$—	$6,361	$24,784

(in $000’s)				Inception
Deferred product	For the Years Ended December 31,			Through
manufacturing costs	2009	2008	2007	Dec 31, 2006
Beginning balance	$—	$1,850	$9,100	$—
Additions	—	307	18,435	10,302
Less: amount recognized	—	(2,157)	(25,685)	(1,202)

Total deferred product manufacturing costs	$—	$—	$1,850	$9,100

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Agreements with Medicis Pharmaceutical Corporation
In November 2008, the Company and Medicis Pharmaceutical Corporation (“Medicis”), entered into a Joint Development Agreement and a License and Settlement Agreement (“License Agreement”).
Joint Development Agreement
The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one brand advanced form of Medicis’s SOLODYN® product. Under the provisions of The Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate $12,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, and a $2,000,000 milestone payment received in December 2009. The Company has the potential to receive up to $11,000,000 of contingent additional payments upon achievement of certain specified clinical and regulatory milestones, as well as the potential to receive royalty payments from sales, if any, by Medics of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a 50% gross profit share on sales, if any, of such products.
The Joint Development Agreement results in three items of revenue for the Company, as follows:
1. Research & Development Services
Revenue received from the provision of research and development services, including the $ 40,000,000 upfront payment and the contingent $23,000,000 milestone payments, will be deferred and recognized on a straight-line basis over the expected period of performance of the research and development services. The Company estimates its expected period of performance to provide research and development services is 48 months starting in December 2008 (i.e. when the $40,000,000 upfront payment was received) and ending in November 2012.
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
2. Royalty Fees Earned — Medicis’s Sale of Advanced Form SOLODYN® (Brand) Product
Under the Joint Development Agreement, the Company grants Medicis a license for the advanced form of the SOLODYN® product, with the Company receiving royalty fee income under such license for a period ending eight years after the first commercial sale of the advanced form SOLODYN® product. Commercial sales of the new SOLODYN® product, if any, are expected to commence upon FDA approval of Medicis’s NDA. The royalty fee income, if any, from the new SOLODYN® product, will be recognized by the Company as current period revenue when earned.
3. Accounting for Sales of the Company’s Four Generic Dermatology Products
Upon FDA approval of the Company’s ANDA for each of the four generic products covered by the Joint Development Agreement, the Company will have the right (but not the obligation) to begin manufacture and sale of its four generic dermatology products. The Company will sell its manufactured generic products to all Global Division customers in the ordinary course of business through its Global Product sales channel. The Company will account for the sale of the four generic products covered by the Joint Development Agreement as current period revenue according to the Company’s revenue recognition policy applicable to its Global products. To the extent the Company sells any of the four generic dermatology products covered by the Joint Development Agreement, the Company will pay Medicis a 50% gross profit share, with such profit share payments being accounted for as a current period cost of goods sold charge.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
The following table shows the additions to and deductions from deferred revenue under the Joint Development Agreement with Medicis:

(in $000’s)	Years Ended December 31,
Deferred revenue	2009	2008
Beginning balance	$39,167	$—

Additions:
Up-front fees and milestone payments	12,000	40,000
Product related deferrals	—	—

Total additions	12,000	40,000

Less: amounts recognized:
Up-front fees and milestone payments	(11,680)	(833)
Product related revenue	—	—

Total amount recognized	(11,680)	(833)

Total deferred revenue	$39,487	$39,167

The following schedule shows the expected recognition of deferred revenue (for transactions recorded through December 31, 2009 for the next five years and thereafter under the Joint Development Agreement with Medicis:

Deferred
Revenue
(in $000s)	Recognition
2010	$13,538
2011	13,538
2012	12,411
2013	—
2014	—
Thereafter	—

Total	$39,487

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
License and Settlement Agreement
The License Agreement settled patent infringement litigation involving the Company’s generic versions of Medicis’s SOLODYN® 45mg, 90mg and 135mg branded products. Under the License Agreement, Medicis grants a license allowing the Company to launch its generic SOLODYN® products (i.e. Minocycline-ER) no later than November 2011. As required under the License Agreement, to the extent the Company sells its manufactured Minocycline-ER product, the Company will pay Medicis a royalty fee as defined in the License Agreement. Under the License Agreement, when permitted, the Company will have the right (but not the obligation) to begin manufacturing and sale of its generic SOLODYN® products. The Company anticipates it will sell its manufactured generic product to all Global Division customers in the ordinary course of business through its Global Product sales channel. The Company will account for the sale of its generic SOLODYN® products according to the Company’s revenue recognition policy applicable to its Global products. To the extent the Company sells the generic SOLODYN® products, the Company will pay Medicis a royalty calculated as a share of gross profits, with such profit share payments being accounted for as a current period cost of goods sold charge. Through December 31, 2009, the Company has not commenced sales of its generic SOLODYN® products.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Agreements with Shire LLC
License and Distribution Agreement
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the License and Distribution Agreement with Shire, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product. The Company accrued a profit share payable amount of $53,292,000 on sales of the AG Product during the year ended December 31, 2009 with a corresponding charge included in the Cost of revenues line on the Statement of Operations.
Promotional Services Agreement
In January 2006, the Company entered into a Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Promotional Services Agreement”), under which the Company was engaged to perform physician detailing sales calls in support of Shire’s Carbatrol product. The Company was obligated to perform the detailing sales calls for a period of three years which began on July 1, 2006 and ended on June 30, 2009. The Promotional Services Agreement required Shire to pay the Company a sales force fee of up to $200,000 annually for each of as many as 66 sales force members. The Company recognized $6,508,000, $12,891,000 and $12,759,000 in sales force fee revenue for the years ended December 31, 2009, 2008 and 2007, respectively, under the Promotional Services Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the statement of operations.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Agreements with Wyeth
Co-Promotion Agreement
The Company entered into a three year Co-Promotion Agreement with Wyeth, under which the Company will perform physician detailing sales calls for a Wyeth product to neurologists, which commenced on July 1, 2009. Wyeth will pay the Company a service fee, subject to an annual cost adjustment, during the life of the Co-Promotion Agreement for each physician detailing sales call, and an “incentive fee” for each prescription by neurologists in excess of a certain minimum threshold. During the term of the Co-Promotion Agreement, the Company is required to complete a minimum and maximum number of physician detailing sales calls. Wyeth is responsible for providing sales training to the Company’s sales force. Wyeth owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the sales force fee revenue as the related services are performed and the performance obligations are met. The incentive fee revenue, if any, will be recognized if and when such fees are earned. The Company recognized $6,940,000 $0 and $0 in sales force fee revenue for the years ended December 31, 2009, 2008 and 2007, respectively, under the Co-Promotion Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the statement of operations.
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
License Agreement
In June 2008, the Company and Wyeth also entered into a License Agreement whereby Wyeth granted to the Company a non-exclusive license, allowing the Company the right (but not the obligation) to manufacture and market the Company’s generic venlafaxine product in the United States of America. The license effective date is expected to be on or about June 1, 2011. The Company will pay Wyeth a royalty fee on the sale of its generic venlafaxine product under the license, computed as a percentage of gross profits, as defined in the License Agreement. The license royalty fee term begins with the license effective date and ends on the expiration of the Wyeth patents covered by the License Agreement. The Company is solely responsible for manufacturing and marketing its generic venlafaxine product. If the Company chooses to manufacture its generic product, sales of such generic venlafaxine product will be to unrelated third-party customers in the ordinary course of business through its Global Division Global Product sales channel. The Company will account for the sale of its generic venlafaxine product as current period revenue according to the Company’s revenue recognition policy applicable to its Global Division Global products. The license royalty payments to Wyeth will be accounted for as current period cost of goods sold. Through December 31, 2009, the Company had not commenced sales of its generic venlafaxine product.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
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
The term of the Agreement is a period of six years from the date of first commercial sale. At this time, the Company estimates a March 2011 FDA ANADA approval and product launch. Accordingly, the life of the Agreement with Putney is currently estimated to be a period of 116 months beginning on the July 31, 2007 signing date, and ending on March 31, 2017.

14. EMPLOYEE BENEFIT PLANS
401(k) Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to contribute up to 25% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. The Company matches 50% of the employee contributions up to a maximum of 3% of employee compensation. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the Board of Directors. Participants are 100% vested in discretionary profit-sharing and matching contributions made by the Company after three years of service, and are 25% and 50% vested after one and two years of service, respectively. There were approximately $1,156,000, $1,036,000 and $707,000 in matching contributions and no discretionary profit-sharing contributions made under this plan for the years ended December 31, 2009, 2008 and 2007, respectively.
Employee Stock Purchase Plan
In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”), with a 500,000 share reservation. The purpose of the ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. Under the ESPP plan, for the years ended December 31, 2009, 2008 and 2007, the Company sold shares of its common stock to its employees in the amount of 72,752, 2,700 and 27,961, respectively, for net proceeds of approximately $560,000, $24,000 and $112,000, respectively.
Deferred Compensation Plan
In February 2002, the Board of Directors of the Company approved the Executive Non-Qualified Deferred Compensation Plan (“ENQDCP”) effective August 15, 2002 covering executive level employee of the Company as designated by the Board of Directors. Participants can defer up to 75% of their base salary and quarterly sales bonus and up to 100% of their annual performance based bonus. The Company matches 50% of employee deferrals up to 10% of base salary and bonus compensation. The maximum total match by the company cannot exceed 5% of total base and bonus compensation. Participants are vested in the employer match contribution at 20% each year, with 100% vesting after five years of employment. Participants can earn a return on their deferred compensation based on hypothetical investments in investment funds. Changes in the market value of the participant deferrals and earnings thereon are reflected as an adjustment to the liability for deferred compensation with an offset to compensation expense. There were approximately $ 529,000, $557,000 and $332,000 in matching contributions under the ENQDCP for the years ended December 31, 2009, 2008 and 2007, respectively.
The deferred compensation liability is a non-current liability recorded at the fair value of the amount owed to the ENQDCP participants, with changes in the fair value of such amounts recognized as a compensation expense in the consolidated statement of operations. The Company invests amounts contributed by the deferred compensation plan participants and the associated Company matching contributions in company owned life insurance (“COLI”) policies, of which the cash surrender value is included in the caption line item “Other assets” on the consolidated balance sheet. As of December 31, 2009 and 2008, the Company had a cash surrender value asset of $ 8,034,000 and $3,646,000, respectively, and a deferred compensation liability of $8,932,000 and $5,742,000, respectively.

15. SHARE-BASED COMPENSATION
The Company recognizes the fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the Company’s Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) generally vest over a three or four year period and have a term of ten years.
Impax Laboratories, Inc. 1995 Stock Incentive Plan
Under the 1995 Stock Incentive Plan 0, 8,400 and 66,100 stock options were outstanding at December 31, 2009, 2008 and 2007, respectively.
Impax Laboratories, Inc. 1999 Equity Incentive Plan
In October 2000, the Company’s stockholders approved an increase in the aggregate number of shares of common stock to be issued pursuant to the Company’s 1999 Equity Incentive Plan from 2,400,000 to 5,000,000 shares. Under the 1999 Equity Incentive Plan, 1,286,811, 2,388,717, and 3,332,883 stock options were outstanding at December 31, 2009, 2008 and 2007, respectively.
Impax Laboratories, Inc. 2002 Equity Incentive Plan
Under the Company’s Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”), the aggregate number of shares of common stock for issuance pursuant to stock option grants and restricted stock awards was increased by the Company’s Board of Directors from 4,000,000 shares to 6,500,000 shares during 2007, from 6,500,000 to 7,900,000 shares during 2008, and from 7,900,000 to 9,800,000 during 2009, which increase was subsequently approved by the Company’s stockholders. Under the 2002 Plan, stock options outstanding were 6,943,007, and 5,883,123 and 5,653,778 at December 31, 2009, 2008 and 2007, respectively, and unvested restricted stock awards outstanding were 1,152,923, 399,716 and 270,341 at December 31, 2009, 2008 and 2007, respectively.
The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

		Weighted
		Average
		Exercise
	Number of Shares	Price
Stock Options	Under Option	per Share
Outstanding at December 31, 2006	7,138,171	$9.46
Options granted	1,991,678	$11.34
Options exercised	(20,719)	$2.28
Options forfeited	(61,369)	$8.38

Outstanding at December 31, 2007	9,047,761	$9.90
Options granted	539,850	$8.80
Options exercised	(956,824)	$4.18
Options forfeited	(350,547)	$9.07

Outstanding at December 31, 2008	8,280,240	$10.53
Options granted	2,489,141	$6.96
Options exercised	(1,175,897)	$3.69
Options forfeited	(1,363,666)	$13.86

Outstanding at December 31, 2009	8,229,818	$9.87

Vested and expected to vest at December 31, 2009	8,199,272	$9.93

Options exercisable at December 31, 2009	4,598,069	$11.33

15. SHARE-BASED COMPENSATION (continued)
As of December 31, 2009, stock options outstanding, vested and expected to vest, and exercisable had average remaining contractual lives of 6.46 years, 6.43 years, and 5.12 years, respectively. Also, as of December 31, 2009, stock options outstanding, vested and expected to vest, and exercisable each had aggregate intrinsic values of $37,392,000, $36,811,000, and $ 17,131,000, respectively.
The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan. A summary of the non-vested restricted stock awards is as follows:

	Non-Vested	Weighted
	Restricted	Average
	Stock	Grant Date
Restricted Stock Awards	Awards	Fair Value
Non-vested at December 31, 2006	—	$—
Granted	272,678	$11.45
Vested	—	$—
Forfeited	(2,337)	$11.48

Non-vested at December 31, 2007	270,341	$11.45
Granted	210,300	$8.81
Vested	(64,111)	$11.45
Forfeited	(16,814)	$11.15

Non-vested at December 31, 2008	399,716	$10.30

Granted	886,969	$6.99
Vested	(113,204)	$10.25
Forfeited	(20,558)	$7.87

Non-vested at December 31, 2009	1,152,923	$7.72

As of December 31, 2009, the Company had 1,378,639 shares available for issuance of either stock options or restricted stock awards, including 1,099,106 shares from the 2002 Plan, and 279,533 shares from the 1999 Plan.
As of December 31, 2009, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $22,019,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.4 years. The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $3,407,000, $3,468,000 and $178,000, respectively. The total fair value of restricted shares which vested during the years ended December 31, 2009, 2008 and 2007 was $1,538,000, $734,000 and $0, respectively.
The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2009	2008	2007
Volatility (range)	58.3%-64.2%	64.1%-67.7%	67.7%-75.2%
Volatility (weighted average)	60.4%	66.8%	69.9%
Risk-free interest rate (range)	2.1%-2.9%	1.6%-3.8%	3.4%-5.0%
Risk-free interest rate (weighted average)	2.6%	3.0%	4.0%
Dividend yield	0%	0%	0%
Expected life (years)	6.25	6.25	6.07
Weighted average grant date fair value per option	$4.07	$5.58	$7.43

15. SHARE-BASED COMPENSATION (continued)
The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein: expected volatility is based on historical volatility of the Company’s common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the Company has limited historical experience of option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest from three to four years and have a term of ten years. With limited exceptions, the Company’s shares of common stock traded on the “Pink Sheets” beginning in August 2005 through May 2008. Subsequent to the Company’s May 2008 deregistration, and before its stock was re-listed in March 2009, the Company granted stock options and restricted stock awards. As there were no quoted market prices during the period when the Company’s shares of common stock was not publicly traded, the Company engaged a valuation firm to assist with its determination of the fair value of the shares of common stock at the stock option and restricted stock award grant dates. In this regard, the methods used to arrive at the fair value of the underlying stock price included a regression analysis, along with market multiples and discounted net cash flow analyses. The resulting fair value on each respective grant date was used to establish the stock option exercise price and the fair value of the restricted stock.
The amount of share-based compensation expense recognized by the Company is as follows:

	For the Years Ended December 31,
(in $000’s)	2009	2008	2007
Cost of revenues	$1,600	$1,538	$418
Research and development	2,677	2,273	563
Selling, general and administrative	3,114	2,006	532

Total	$7,391	$5,817	$1,513

The after tax impact of recognizing the share-based compensation expense related to FASB ASC Topic 718 on basic and diluted earnings per common share was $0.11, $0.06 and $0.02 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recognized a deferred tax benefit of $899,000 and $782,000 in 2009 and 2008, respectively; related to share-based compensation expense recorded for non-qualified employee stock options and restricted stock awards. The Company did not recognize any tax benefit in 2007 related to share-based compensation expense because options issued by the Company in that year were designated incentive stock options and there were no disqualifying dispositions of options exercised.
The Company’s policy is to issue new shares to satisfy stock option exercises and to grant restricted share awards. There were no modifications to any stock options during the years ended December 31, 2009, 2008 or 2007.

16. STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors of the Company, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Company’s Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the years ended December 31, 2009, 2008 and 2007, the Company did not issue any preferred stock.
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

17. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted average common shares outstanding adjusted for the dilutive effect of stock options, restricted stock awards, stock purchase warrants and convertible debt, excluding anti-dilutive shares.
A reconciliation of basic and diluted earnings per share is as follows:

	For the Years Ended December 31,
(in $000’s, except share and per share amounts)	2009	2008	2007
Numerator:
Net income	$50,061	$15,987	$125,410

Denominator:
Weighted average common shares outstanding	60,279,602	59,072,752	58,810,452
Effect of dilutive options and and common stock purchase warrants	800,582	1,709,969	2,407,018

Diluted weighted average common shares outstanding	61,080,184	60,782,721	61,217,470

Basic net income per share	$0.83	$0.27	$2.13

Diluted net income per share	$0.82	$0.26	$2.05

For the years ended December 31, 2009, 2008 and 2007, the Company excluded 6,620,769, 5,641,543 and 1,986,978, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.
FASB ASC Topic 260 provides accounting guidance on the treatment of contingently convertible instruments in the calculation of diluted earnings per share. The guidance indicates contingently convertible instruments should be included in diluted earnings per share, regardless of whether the market price trigger (i.e. the contingency) has been met. With respect to the Company’s 3.5% Debentures, however, as the principal portion was required be paid in cash, FASB ASC Topic 260 prohibited the use of the “if-converted” method, but rather proscribes a “treasury stock method” approach to computing potential common shares issuable, wherein the “conversion spread value” functions as the “proceeds” to be used to determine the number of potential common shares issuable given an average share price during the period. With respect to a conversion premium which may be settled in either cash or stock, under FASB ASC Topic 260, diluted earnings per share is computed wherein the diluted earnings per share denominator is adjusted for the conversion premium potential common shares issuable, provided however, such adjustment to the diluted earnings per share denominator has a more dilutive effect compared to adjustment to the corresponding numerator (i.e. income available to common shareholders). Such determination of the greater dilutive effect is required to be performed for each reporting period. With respect to the Company’s 3.5% Debentures potential conversion premium, the adjustment has been to the “numerator” — i.e. the inclusion of the 3.5% Debentures interest expense in the computation of income available to common shareholders, as it had a more dilutive effect than adjustment to the diluted earnings per share denominator, as the conversion spread value of the Company’s 3.5% Debentures has been negative — i.e. the average share price has been less than the conversion price. Accordingly, adjustment to the diluted earnings per share denominator was not necessary.

18. SEGMENT INFORMATION
The Company has two reportable segments, the Global Division and the Impax Division. The Company currently markets and sells product within the continental United States and the Commonwealth of Puerto Rico.
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global products sales channel, for sales of generic prescription products, directly to wholesalers, large retail drug chains, and others; the Private Label product sales channel, for generic pharmaceutical over-the-counter and prescription products sold to unrelated third-party customers, who in-turn sell the products to third-parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. The Company also generates revenue from research and development services provided under a joint development agreement with another pharmaceutical company, and reports such revenue under the caption “Research partner” revenue on the consolidated statement of operations. The Company provides theses services through the research and development group in its Global Division.
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
The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment Income (loss) before income taxes. Items below Income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. Accounting policies for the Company’s segments are the same as those described above in the discussions of “Revenue Recognition” and in the “Summary of Significant Accounting Policies”. The Company has no inter-segment revenue.

18. SEGMENT INFORMATION (continued)
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Year Ended December 31, 2009	Division	Division	and Other	Company
Revenues, net	$344,961	$13,448	$—	$358,409
Cost of revenues	158,270	12,043	—	170,313
Research and development	38,698	24,576	—	63,274
Patent Litigation	5,379	—	—	5,379
Income (loss) before income taxes	$131,723	$(26,640)	$(34,106)	$70,977

	Global	Impax	Corporate	Total
Year Ended December 31, 2008	Division	Division	and Other	Company
Revenues, net	$197,180	$12,891	$—	$210,071
Cost of revenues	80,724	11,245	—	91,969
Research and development	42,930	16,307	—	59,237
Patent Litigation	6,472	—	—	6,472
Income (loss) before income taxes	$55,609	$(17,332)	$(12,268)	$26,009

	Global	Impax	Corporate	Total
Year Ended December 31, 2007	Division	Division	and Other	Company
Revenues, net	$260,994	$12,759	$—	$273,753
Cost of revenues	96,829	10,827	—	107,656
Research and development	31,170	8,822	—	39,992
Patent Litigation	10,025	—	—	10,025
Income (loss) before income taxes	$115,894	$(8,586)	$(33,311)	$73,997

19. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office, warehouse and laboratory facilities under non-cancelable operating leases expiring between December 2010 and June 2015. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1,893,000, $1,664,000 and $1,251,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period.
The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates between March 2010 and March 2013. Future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ended
(in $000s)	December 31,
2010	$1,275
2011	1,059
2012	1,014
2013	1,024
2014	819
Thereafter	212

Total minimum lease payments	$5,403

Purchase Order Commitments
As of December 31, 2009, the Company had approximately $22,078,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

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

20. LEGAL AND REGULATORY MATTERS (continued)
Patent Infringement Litigation
AstraZeneca AD et al. v. Impax Laboratories, Inc. (Omeprazole)
In litigation commenced against the Company in the U.S. District Court for the District of Delaware in May 2000, AstraZeneca AB alleged the Company’s submission of an ANDA seeking FDA permission to market Omeprazole Delayed Release Capsules, 10mg, 20mg and 40mg, constituted infringement of AstraZeneca’s U.S. patents relating to its Prilosec® product and sought an order enjoining the Company from marketing its product until expiration of the patents. The case, along with several similar suits against other manufacturers of generic versions of Prilosec®, was subsequently transferred to the U.S. District Court for the Southern District of New York. In September 2004, following expiration of the 30-month stay, the FDA approved the Company’s ANDA, and the Company and its alliance agreement partner, Teva, commenced commercial sales of the Company’s product. In January 2005, AstraZeneca added claims of willful infringement, for damages, and for enhanced damages on the basis of this commercial launch. Claims for damages were subsequently dropped from the suit against the Company, but were included in a separate suit filed against Teva. In May 2007, the court found the product infringed two of AstraZeneca’s patents and these patents were not invalid. The court ordered FDA approval of the Company’s ANDA be converted to a tentative approval, with a final approval date not before October 20, 2007, the expiration date of the relevant pediatric exclusivity period. In August 2008 the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision of infringement and validity. In January, 2010, AstraZeneca, Teva and the Company entered into a settlement agreement and the suits against both Teva and the Company were dismissed.
Aventis Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. Fexofenadine(Pseudoephedrine)
The Company is a defendant in an action brought in March 2002 by Aventis Pharmaceuticals Inc. and others in the U.S. District Court for the District of New Jersey alleging the Company’s proposed Fexofenadine and Pseudoephedrine Hydrochloride tablets, generic to Allegra-D®, infringe seven Aventis patents and seeking an injunction preventing the Company from marketing the products until expiration of the patents. The case has since been consolidated with similar actions brought by Aventis against five other manufacturers (including generics to both Allegra® and Allegra-D®). In March 2004, Aventis and AMR Technology, Inc. filed a complaint and first amended complaint against the Company and one of the other defendants alleging infringement of two additional patents, owned by AMR and licensed to Aventis, relating to a synthetic process for making the active pharmaceutical ingredient, Fexofenadine Hydrochloride and intermediates in the synthetic process. The Company believes it has defenses to the claims based on non-infringement and invalidity.
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

20. LEGAL AND REGULATORY MATTERS (continued)
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
Endo Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Oxymorphone)
In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against the Company in the U.S. District Court for the District of Delaware, requesting a declaration the Company’s Paragraph IV Notices with respect to the Company’s ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to the Company’s amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases have subsequently been transferred to the U.S. District Court for the District of New Jersey. The Company has filed an answer and counterclaims. The court held a Markman hearing on December 21, 2009. Although no trial date has been set, a final pretrial conference is scheduled for March 8, 2010.
Impax Laboratories, Inc. v. Medicis Pharmaceutical Corp. (Minocycline)
In January 2008, the Company filed a complaint against Medicis Pharmaceutical Corp. in the U.S. District Court for the Northern District of California, seeking a declaratory judgment of the Company’s filing of its ANDA relating to Minocycline Hydrochloride Extended Release Tablets 45 mg, 90 mg, and 135 mg, generic to Solodyn®, did not infringe any valid claim of U.S. Patent No. 5,908,838. Medicis filed a motion to dismiss the complaint for lack of subject matter jurisdiction. On April 16, 2008, the District Court granted Medicis’ motion to dismiss, and judgment was entered on April 22, 2008. The Company appealed the dismissal decision to the U. S. Court of Appeals for the Federal Circuit. While on appeal in December 2008, the parties announced they had settled the case by entering into the Settlement and License Agreement, which allows Impax to launch its products no later than November 2011. The appeal was dismissed by stipulation in accordance with the Settlement and License Agreement.

20. LEGAL AND REGULATORY MATTERS (continued)
Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)
In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600, expiring on September 25, 2012 with pediatric exclusivity, the Company agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the ‘600 patent not invalid on January 20, 2010. Discovery is proceeding in the Company’s case, and no trial date has been set.
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
Purdue Pharma Products L.P., et al. v. Impax Laboratories, Inc. (Tramadol)
In August 2008, Purdue Pharma Products L.P., Napp Pharmaceutical Group LTD., Biovail Laboratories International, SRL, and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (collectively, “Purdue”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Tramadol Hydrochloride Extended Release Tablets, 100 mg, generic to 100mg Ultram® ER. In November 2008, Purdue asserted additional infringement claims with respect to the Company’s amended ANDA, which added 200 mg and 300 mg strengths of the product. The Company filed answers and counterclaims to those complaints. In August 2009, one of the patents-in-suit, U.S. Patent No. 6,254,887, was found invalid in another ANDA case relating to Ultram® ER, Purdue Pharma Products L.P. et al, v. Par Pharmaceutical, Inc. et al., Case No. 07-255 (D. Del.) (“Par action”) The Par action is now on appeal to the U. S. Court of Appeals for the Federal Circuit. On November 16, 2009, the Company and Purdue agreed by stipulation to stay the case until the earlier of the following two events: (a) the Federal Circuit issues a mandate in the Par action or that action is otherwise disposed of,, or (b) an undisclosed event. Neither event has occurred yet.
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

20. LEGAL AND REGULATORY MATTERS (continued)
Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company has filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. Discovery is proceeding, fact discovery closes on August 15, 2010, and no trial date has been set.
Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. The Company has filed an answer and counterclaim. Discovery is proceeding, the Markman hearing is scheduled for August 13, 2010, and trial is set to begin on September 27, 2010.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)
In March 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®. The Company has filed an answer and counterclaim. Fact discovery closes on December 3, 2010, the Markman hearing is set for January 21, 2011, and trial is scheduled for September 27, 2012.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate)
In April 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®. The Company has filed an answer and counterclaim. Fact discovery closes on December 3, 2010, the Markman hearing is set for January 21, 2011, and trial is scheduled for September 27, 2012.
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

20. LEGAL AND REGULATORY MATTERS (continued)
Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. Abbott Laboratories and Laboratories Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. The Company has filed an answer and counterclaim.
Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam)
In January 2010, Daiichi Sankyo, Inc. and Genzyme Corporation (together, “Genzyme”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Colesevelam Hydrochloride Tablets, 625 mg, generic to Welchol®. The Company has not yet filed its answer.

20. LEGAL AND REGULATORY MATTERS (continued)
Other Litigation Related to Our Business
Axcan Scandipharm Inc. v. Ethex Corp, et al. (Lipram UL)
In May 2007, Axcan Scandipharm Inc., a manufacturer of the Ultrase® line of pancreatic enzyme products, brought suit against the Company in the U.S. District Court for the District of Minnesota, alleging the Company engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the marketing and sale of the Company’s now-discontinued Lipram UL products. The suit seeks actual and consequential damages, including lost profits, treble damages, attorneys’ fees, injunctive relief and declaratory judgments to prohibit the substitution of Lipram UL for prescriptions of Ultrase®. The District Court granted in part and denied in part the Company’s motion to dismiss the complaint, as well as the motion of co-defendants Ethex Corp. and KV Pharmaceutical Co., holding any claim of false advertising pre-dating June 1, 2001, is barred by the statute of limitations. On January 5, 2010, the parties settled the case and the case was subsequently dismissed with prejudice.
Securities Litigation
The Company, its Chief Executive Officer and several former officers and directors were defendants in several class actions filed in the U. S. District Court for the Northern District of California, all of which were consolidated into a single action. These actions, brought on behalf of all purchasers of the Company’s common stock between May 5 and November 3, 2004, sought unspecified damages and alleged that the Company and the individual defendants, in violation of the antifraud provisions of the federal securities laws, had artificially inflated the market price of the Company’s common stock during that period by filing false financial statements for the first and second quarters of 2004, based upon the subsequent restatement of its results for those periods. On January 28, 2009, the parties entered into an agreement settling the securities class actions. Under the terms of the settlement, plaintiffs agreed to dismissal of the actions with prejudice, and defendants, without admitting the allegations or any liability, agreed to pay the plaintiff class $9,000,000, of which the Company paid approximately $3,400,000, with the remaining balance paid by the Company’s directors and officers’ liability insurance policy.
Budeprion XL Litigation
In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. The Company believes the lawsuits are without merit and intends to vigorously defend against them.

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected (unaudited) financial information for the quarterly periods noted is as follows:

	2009 Quarters Ended:
(in $000’s except per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global product sales, gross	$78,696	$81,764	$82,514	$281,540
Less:
Chargebacks	22,638	24,844	21,265	57,358
Rebates	10,819	13,425	9,411	38,965
Returns	3,256	3,100	2,030	3,461
Other credits	2,862	3,008	3,172	17,821

Global product sales, net	39,121	37,387	46,636	163,935

Private Label product sales	1,297	2,220	1,752	244
Rx Partner	10,736	11,119	8,328	3,652
OTC Partner	1,858	1,628	1,769	1,587
Research Partner	2,611	2,833	2,962	3,274
Promotional Partner	3,284	3,224	3,499	3,441
Other	6	5	—	1

Total revenues	58,913	58,416	64,946	176,134

Gross profit	32,663	31,132	36,891	87,410

Net income	$2,219	$3,013	$6,685	$38,144

Net income per share (basic)	$0.04	$0.05	$0.11	$0.63

Net income per share (diluted)	$0.04	$0.05	$0.11	$0.61

Weighted Average:
common shares outstanding:
Basic	59,711,133	60,112,308	60,559,064	60,721,808

Diluted	60,222,215	60,552,344	61,247,700	62,288,318

Quarterly computations of (unaudited) net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.
The Company commenced sales of its authorized generic of Shire’s Adderall XR product in the fourth quarter of 2009. See the Alliance and Collaboration Agreements footnote above for additional information.

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)
Selected (unaudited) financial information for the quarterly periods noted is as follows:

	2008 Quarters Ended:
(in $000’s except per share amounts)	March 31	June 30	September 30	December 31
Revenues:
Global product sales, gross	$38,401	$45,064	$41,714	$53,694
Less:
Chargebacks	9,233	11,033	13,770	16,108
Rebates	4,191	5,190	4,173	6,805
Returns	946	1,381	1,478	1,914
Other credits	1,052	1,474	2,213	1,906

Global product sales, net	22,979	25,986	20,080	26,961

Private Label product sales	478	639	629	850
Rx Partner	18,805	43,870	9,424	9,679
OTC Partner	4,409	4,932	3,398	3,207
Research Partner	—	—	—	833
Promotional Partner	3,252	3,238	3,238	3,163
Other	7	7	5	2

Total revenues	49,930	78,672	36,774	44,695

Gross profit	26,552	57,968	14,478	19,104

Net income (loss)	$460	$17,088	$(10,530)	$8,969

Net income (loss) per share (basic)	$0.01	$0.29	$(0.18)	$0.15

Net income (loss) per share (diluted)	$0.01	$0.28	$(0.18)	$0.15

Weighted average
common shares outstanding:
Basic	58,833,979	58,978,703	59,166,319	59,308,389

Diluted	61,126,768	60,584,709	59,166,319	60,624,452

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

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2007
(in $000’s)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Deferred tax asset valuation allowance	$88,995	$(78,518)	$(10,477)	$—	$—

Inventory reserve	2,919	229	—	—	3,148

Reserve for bad debts	—	550	—	—	550
For the Year Ended December 31, 2008
(in $000’s)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Deferred tax asset valuation allowance	$—	$333	$—	$—	$333

Inventory reserve	3,148	1,257	—	—	4,405

Reserve for bad debts	550	568	—	(290)	828
For the Year Ended December 31, 2009
(in $000’s)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Deferred tax asset valuation allowance	$333	$(333)	$—	$—	$—

Inventory reserve	4,405	241	—	—	4,646

Reserve for bad debts	828	229	—	(685)	372
At June 30, 2007, the Company reversed the deferred tax asset valuation allowance in the amount of $88,995, of which $10,477 was credited to additional-paid-in-capital as the tax benefit related to employee stock options exercised prior to January 1, 2006.

S-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.
By:	/s/ Larry Hsu, Ph.D.
	Name:	Larry Hsu, Ph.D.
	Title:	President and Chief Executive Officer
Date: February 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Hsu, Ph.D Larry Hsu, Ph.D	President, Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2010

/s/ Arthur A. Koch, Jr. Arthur A. Koch, Jr.	Senior Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Leslie Z. Benet, Ph.D. Leslie Z. Benet, Ph.D.	Director	February 26, 2010

/s/ Robert L. Burr Robert L. Burr	Chairman of the Board	February 26, 2010

/s/ Nigel Ten Fleming, Ph.D. Nigel Ten Fleming, Ph.D.	Director	February 26, 2010

/s/ Michael Markbreiter Michael Markbreiter	Director	February 26, 2010

/s/ Oh Kim Sun Oh Kim Sun	Director	February 26, 2010

/s/ Peter R. Terreri Peter R. Terreri	Director	February 26, 2010

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)
3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)
3.2	Amended and Restated Bylaws, effective June 29, 2009.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Form of Debenture (incorporated by reference to Exhibit A to the Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee, listed on Exhibit 4.3)
4.3	Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(4)
4.4	Supplemental Indenture, dated as of July 6, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(4)
4.5	Registration Rights Agreement, dated as of June 27, 2005, between the Company and the Initial Purchasers named therein.(4)
4.6	Promissory Note dated June 7, 2006, issued by the Company to Solvay Pharmaceuticals, Inc.(4)
4.7	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)
10.1.1	Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, between the Company and Wachovia Bank, National Association.(4)
10.1.2	First Amendment, dated October 14, 2008, to Amended and Restated Loan and Security Agreement, dated December 15, 2005, between the Company and Wachovia Bank, National Association.(5)
10.1.3	Second Amendment to Amended and Restated Loan and Security Agreement, effective as of December 31, 2008, by and among the Company and Wachovia Bank, National Association.(6)
10.1.4	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association.(7)
10.2	Purchase Agreement, dated June 26, 2005, between the Company and the Purchasers named therein.(4)
10.3.1	Impax Laboratories Inc. 1995 Stock Incentive Plan.*(4)
10.3.2	Amendment No. 1 to Impax Laboratories, Inc. 1995 Stock Incentive Plan, dated July 1, 1998.*(6)
10.3.3	Amendment No. 2 to Impax Laboratories, Inc. 1995 Stock Incentive Plan, dated May 25, 1999.*(6)
10.4.1	Impax Laboratories Inc. 1999 Equity Incentive Plan.*(6)
10.4.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(6)
10.5	Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)
10.6.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*(8)
10.6.2	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)
10.6.3	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)
10.6.4	Amendment to Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan, effective May 19, 2009.*(9)
10.7	Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, restated effective January 1, 2005.*(5)

Exhibit No.	Description of Document
10.8.1	Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*(5)
10.8.2	Amendment No. 1, dated May 19, 2009, to Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*(9)
10.8.3	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(10)
10.9.1	Offer of Employment Letter, dated August 12, 2004, between the Company and Charles V. Hildenbrand.*(6)
10.9.2	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(10)
10.10.1	Offer of Employment Letter, dated February 9, 2005, between the Company and Arthur A. Koch, Jr.*(6)
10.10.2	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(10)
10.11.1	Employment Agreement, dated as of September 1, 2006, between the Company and David S. Doll.*(4)
10.11.2	Separation Agreement and General Release, dated July 30, 2008, between the Company and David S. Doll.*(4)
10.11.3	Consulting Agreement, effective as of September 4, 2008, between the Company and David S. Doll.*(4)
10.12.1	Offer of Employment Letter, effective as of March 31, 2008, between the Company and Michael Nestor.*(6)
10.12.2	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(10)
10.13.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(6)
10.13.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(10)
10.14	2008 Cash Incentive Awards for Executive Officers.*(11)
10.14.1	Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.14.2	Letter Amendment, dated October 8, 2003, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.14.3	Letter Agreement, dated March 24, 2005, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.14.4	Letter Amendment, dated March 24, 2005 and effective January 1, 2005, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.14.5	Amendment, dated January 24, 2006, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(13)
10.14.6	Amendment, dated February 9, 2007, to Strategic Alliance Agreement, dated June 27, 2001, between the Company and Teva Pharmaceuticals Curacao N.V.**(12)
10.15.1	Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.**(12)
10.15.2	Amendment, dated as of July 9, 2004, to Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.(13)

Exhibit No.	Description of Document
10.15.3
Amendment, dated as of February 14, 2005, to Development, License and Supply Agreement, dated as of June 18, 2002, between the Company and Wyeth, acting through its Wyeth Consumer Healthcare Division.(13)

10.16.1	Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering-Plough Corporation.**(13)
10.16.2	Amendment No. 3, effective as of July 23, 2004, to Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering-Plough Corporation.**(12)
10.16.3	Amendment No. 4, effective as of December 15, 2006, to Licensing, Contract Manufacturing and Supply Agreement, dated as of June 18, 2002, between the Company and Schering-Plough Corporation.**(12)
10.17.1	Supply and Distribution Agreement, dated as of November 3, 2005, between the Company and DAVA Pharmaceuticals, Inc.**(12)
10.17.2	Amendment No. 2, dated February 6, 2007, to Supply and Distribution Agreement, dated November 3, 2005, between the Company and DAVA Pharmaceuticals, Inc.**(13)
10.18	Patent License Agreement, dated as of March 30, 2007, by and among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company.(14)
10.19	Supplemental License Agreement, dated as of March 30, 2007, by and among Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and the Company.(14)
10.20	Sublicense Agreement, effective as of March 30, 2007, between the Company and DAVA Pharmaceuticals, Inc.(14)
10.21	Promotional Services Agreement, dated as of January 19, 2006, between the Company and Shire US Inc.(3)
10.22	License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.***
10.23	Co-promotion Agreement, dated as of July 16, 2008, between the Company and Wyeth, acting through its Wyeth Pharmaceuticals Division.**(9)
10.24	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.****
10.25
Construction Work Agreement, dated as of February 18, 2008, by and between Impax Laboratories (Taiwan), Inc., a wholly-owned subsidiary of the Company, and E&C Engineering Corporation (English translation from the Taiwanese language).(6)

10.26
Construction Agreement, dated as of March 11, 2008, by and between Impax Laboratories (Taiwan), Inc., a wholly-owned subsidiary of the Company, and Fu Tsu Construction (English translation from the Taiwanese language).(6)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 17 to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).
21.1	Subsidiaries of the registrant.
23.1	Consent of Grant Thornton LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

***	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

****	The Company is re-filing the Joint Development Agreement, dated as of November 26, 2008 (the “Joint Development Agreement”), with Medicis Pharmaceutical Corporation to disclose a milestone payment that was previously omitted in accordance with an order granting confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Joint Development Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2009.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on December 2, 2008.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(8)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2009.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009.

(12)	Incorporated by reference to Amendment No. 6 to the Company’s Registration Statement on Form 10 filed on January 14, 2009.

(13)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form 10 filed on November 12, 2008.

(14)	Incorporated by reference to Amendment No. 7 to the Company’s Registration Statement on Form 10 filed on January 21, 2009.