Form 10-Q
period 2010-03-31
IMPAX LABORATORIES INC
filed 2010-05-06
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(510) 476-2000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2010, there were 62,612,963 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Impax Laboratories, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,747	$31,770
Short-term investments	46,615	58,599
Accounts receivable, net	324,692	185,854
Inventory, net	52,015	49,130
Current portion of deferred product manufacturing costs-alliance agreements	11,435	11,624
Current portion of deferred income taxes	35,109	32,286
Prepaid expenses and other current assets	3,963	4,748

Total current assets	557,576	374,011

Property, plant and equipment, net	102,330	101,650
Deferred product manufacturing costs-alliance agreements	95,986	96,619
Deferred income taxes, net	44,570	48,544
Other assets	16,993	12,358
Goodwill	27,574	27,574

Total assets	$845,029	$660,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,249	$23,295
Accrued expenses	64,758	62,055
Accrued income taxes payable	78,582	31,627
Accrued profit sharing and royalty expenses	41,307	53,695
Current portion of deferred revenue-alliance agreements	33,433	33,196

Total current liabilities	251,329	203,868

Deferred revenue-alliance agreements	219,727	224,522
Other liabilities	12,212	10,139

Total liabilities	$483,268	$438,529

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at March 31, 2010 and December 31, 2009	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 62,723,482 and 62,210,089 shares issued at March 31, 2010 and December 31, 2009, respectively	627	622
Additional paid-in capital	230,908	223,239
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive loss	(177)	(524)
Retained earnings	132,313	828

	361,514	222,008
Noncontrolling interest	247	219

Total stockholders’ equity	361,761	222,227

Total liabilities and stockholders’ equity	$845,029	$660,756

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues:
Global Product Sales, net	$309,105	$39,121
Private Label product sales	672	1,297
Rx Partner	4,903	10,736
OTC Partner	1,765	1,858
Research Partner	3,385	2,611
Promotional Partner	3,503	3,284
Other	—	6

Total revenues	323,333	58,913

Cost of revenues	79,576	26,250

Gross profit	243,757	32,663

Operating expenses:
Research and development	18,309	15,789
Patent litigation	1,984	1,017
Litigation settlement	—	237
Selling, general and administrative	12,485	11,485

Total operating expenses	32,778	28,528

Income from operations	210,979	4,135

Other (expense) income, net	(18)	55
Interest income	82	149
Interest expense	(46)	(294)

Income before income taxes	210,997	4,045
Provision for income taxes	79,484	1,836

Net income before noncontrolling interest	131,513	2,209
Add back (profit) loss attributable to noncontrolling interest	(28)	10

Net income	$131,485	$2,219

Net Income per share:
Basic	$2.16	$0.04

Diluted	$2.06	$0.04

Weighted average common shares outstanding:
Basic	61,008,015	59,711,133

Diluted	63,865,678	60,222,215

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$131,485	$2,219
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	2,946	2,544
Amortization of 3.5% Debentures discount and deferred financing costs	—	150
Amortization of Wachovia Credit Agreement deferred financing costs	25	—
Bad debt expense	91	23
Deferred income taxes (benefit)	1,889	(3,027)
Provision for uncertain tax positions	12	218
Tax benefit related to the exercise of employee stock options	(738)	—
Deferred revenue-Alliance Agreements	5,495	19,723
Deferred product manufacturing costs-Alliance Agreements	(3,427)	(9,919)
Deferred revenue recognized-Alliance Agreements	(10,053)	(15,205)
Amortization deferred product manufacturing costs-Alliance Agreements	4,249	7,666
Accrued profit sharing and royalty expense	41,307	72
Profit sharing and royalty payments	(53,695)	(252)
Payments on exclusivity period fee	—	(3,000)
Payments on accrued litigation settlements	(5,865)	(4,007)
Share-based compensation expense	2,873	1,437
Accretion of interest income on short-term investments	(64)	(36)
Changes in assets and liabilities:
Accounts receivable	(138,929)	(18,530)
Inventory	(2,885)	2,546
Prepaid expenses and other assets	(3,870)	2,042
Accounts payable, accrued expenses and income taxes payable	64,678	(3,481)
Other liabilities	2,088	734

Net cash provided by (used in) operating activities	$37,612	$(18,083)

Cash flows from investing activities:
Purchase of short-term investments	(23,055)	(27,810)
Maturities of short-term investments	35,103	18,245
Purchases of property, plant and equipment	(3,116)	(3,881)

Net cash provided by (used in) investing activities	$8,932	$(13,446)

Cash flows from financing activities:
Repayment of long-term debt	—	(36)
Tax benefit related to the exercise of employee stock options	738	—
Proceeds from exercise of stock options and ESPP	4,695	334

Net cash provided by financing activities	$5,433	$298

Net increase (decrease) in cash and cash equivalents	$51,977	$(31,231)
Cash and cash equivalents, beginning of period	$31,770	$69,275

Cash and cash equivalents, end of period	$83,747	$38,044

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
	March 31,	March 31,
(in $000s)	2010	2009
Cash paid for interest	$46	$169

Cash paid for income taxes	$30,710	$63

Unpaid vendor invoices of approximately $4,898,000 and $905,000 which were accrued as of March 31, 2010 and 2009, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
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
The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 58.11% majority ownership interest at March 31, 2010. All significant intercompany accounts and transactions have been eliminated.
The unaudited results of operations and cash flows for the interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for the full year ending December 31, 2010.
The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation of equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized manufacturing costs under the Company’s several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.
In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, and product and clinical trial liability. In accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 450, “Contingencies”, the Company records accrued loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized.

2. REVENUE RECOGNITION
The Company recognizes revenue when the earnings process is complete, which under SEC Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition” (“SAB 104”), is when revenue is realized or realizable and earned, and, additionally: there is persuasive evidence a revenue arrangement exists; delivery of goods or services has occurred; the sales price is fixed or determinable; and, collectibility is reasonably assured.
The Company accounts for revenue arrangements with multiple deliverables in accordance with FASB ASC Topic 605, revenue recognition for arrangements with multiple elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if all of the following criteria are met, including: the delivered item has value to the customer on a stand alone basis; there is objective and reliable evidence of the fair value of the undelivered item; and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Under FASB ASC Topic 605, if the fair value of any undelivered element cannot be objectively or reliably determined, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognizable generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a proportional performance method.
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
Chargebacks — The Company’s chargeback is the difference between the Company’s invoice price to a wholesaler and the final price paid by the wholesaler. The final price paid by the wholesaler can be lower than the Company’s invoice price based upon the customer to whom the wholesaler sells the Company’s products. The chargeback generally takes the form of a credit against the invoiced gross sales amount charged to the wholesaler. A provision for chargeback deductions is estimated and recorded in the same period the revenue is recognized based upon the terms of the various chargeback arrangements in effect at the time of product shipment. The Company monitors actual chargebacks granted and compares them to the estimated provision for chargebacks to assess the reasonableness of the chargebacks reserve at each balance sheet date on a quarterly basis.
Rebates — The Company maintains various rebate programs with its Global Products customers. The rebate programs are integral to the Company’s effort to maintain a competitive position in its marketplace, as well as to promote greater product sales along with customer loyalty. The rebates generally take the form of a credit against the invoiced gross sales amount charged to a customer for products shipped. A provision for rebate deductions is estimated and recorded in the same period when revenue is recognized based upon the terms of the various rebate programs in effect at the time of product shipment. The Company monitors actual rebates granted and compares them to the estimated provision for rebates to assess the reasonableness of the rebates reserve at each balance sheet date on a quarterly basis.

2. REVENUE RECOGNITION (continued)
Returns — The Company allows its customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to or until twelve months following, the products’ expiration date. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience of Global Product Sales. The sales return reserve is estimated using a historical lag period — which is the time between when the product is sold and when it is ultimately returned, as determined from the Company’s system generated lag period report — and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. The Company considers other factors when estimating its current period returns provision, including significant market changes which may impact future expected returns, and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.
Medicaid Rebate — As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program. The Company determines its estimated Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact the Company’s estimate of Medicaid rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Medicaid rebate accrual for the three months ended March 31, 2010 includes the effect of the increase in the Medicaid rebate rates, which were effective on a retroactive basis to January 1, 2010, resulting from the March 2010 enactment into law of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (the “Acts”). The change in the Medicaid rebate rates resulting from the Acts did not have a material impact on the Company’s results of operations. The Company records estimates for Medicaid rebates as a deduction from gross sales, with corresponding adjustments to accrued liabilities.
Shelf-Stock Adjustment — The Company will occasionally reduce the selling price of certain products. The Company may issue a credit against the sales amount to customers based upon their remaining inventory of the product in question, provided the customer continues to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and estimated declines in market price.
Cash Discounts — The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. An estimate of cash discounts is recorded in the same period when revenue is recognized.

2. REVENUE RECOGNITION (continued)
Private Label product sales:
The “Private Label product sales” line item of the statement of operations includes revenue recognized related to shipments of generic pharmaceutical products to customers who sell the product to third parties under their own label (i.e. these products are not sold under the Company’s label). Sales revenue is recognized at the time title and risk of loss passes to the customer — generally when product is received by the customer. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under FASB ASC Topic 605.
Rx Partner and OTC Partner:
The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under alliance agreements between the Company and other unrelated third-party pharmaceutical companies. The Company has entered into these alliance agreements to develop marketing and /or distribution relationships with its partners to fully leverage its technology platform.
The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services, among others. In exchange for these deliverables, the Company receives payments from its alliance agreement partners for product shipments, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments. Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective alliance agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the alliance agreement partners may negotiate with their customers. The Company records the alliance agreement partner’s adjustments to such estimated amounts in the period the alliance agreement partner reports the amounts to the Company.
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
Under the modified proportional performance method of revenue recognition utilized by the Company, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the respective alliance agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance agreement and the denominator of which is the total estimated life of the alliance agreement. The amount recognized during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and/or the fair value received. The Company’s judgment is this modified proportional performance method better aligns revenue recognition with performance under a long-term arrangement as compared to a straight-line method.

2. REVENUE RECOGNITION (continued)
Research Partner:
The “Research Partner” line item of the statement of operations includes revenue recognized under a Joint Development Agreement with another unrelated third-party pharmaceutical company. The Joint Development Agreement obligates the Company to provide research and development services over multiple periods. In exchange for this service, the Company received an upfront payment upon signing of the Joint Development Agreement and is eligible to receive contingent milestone payments, based upon the achievement of contractually specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under the Joint Development Agreement. Revenue received from the provision of research and development services, including the upfront payment and the contingent milestone payments, if any, will be deferred and recognized on a straight line basis over the expected period of performance of the research and development services. The Company estimates its expected period of performance to provide research and development services is 48 months starting in December 2008 and ending in November 2012. Royalty fee income, if any, will be recognized by the Company as current period revenue when earned. The Company determined this agreement does not include multiple deliverables under FASB ASC Topic 605.
Promotional Partner:
The “Promotional Partner” line item of the statement of operations includes revenue recognized under promotional services agreements with other unrelated third-party pharmaceutical companies. The promotional services agreements obligate the Company to provide physician detailing sales calls to promote its partners’ branded drug products over multiple periods. In exchange for this service, the Company has received fixed fees generally based on either the number of sales force representatives utilized in providing the services, or the number of sales calls made (up to contractual maximum amounts). The Company recognizes revenue from providing physician detailing services as those services are provided and as performance obligations are met and contingent payments, if any, at the time when they are earned. The Company determined these agreements do not include multiple deliverables under FASB ASC Topic 605.
Shipping and Handling Fees and Costs
Shipping and handling fees related to sales transactions are recorded as selling expense.

3. RECENT ACCOUNTING PRONOUNCEMENTS
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
In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides amendments to Subtopic 810-10, and related guidance within US GAAP, to clarify the scope of the decrease in ownership provisions. For those entities that have already adopted Statement 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted Statement 160. Upon becoming effective this update did not have an impact on the Company’s consolidated financial statements.
In March 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition-Milestone Method of Revenue Recognition (Topic 605), which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If an entity elects early application in a period that is not the first reporting period of its fiscal year, then the guidance must be applied retrospectively from the beginning of that fiscal year. The Company will determine the impact of the new accounting standard as it achieves milestones, and earns payments under either new or existing revenue arrangements.

4. INVESTMENTS
Investments consist of commercial paper, corporate bonds, and medium-term notes, government enterprise obligations, and /or certificates of deposit. The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities are accounted for as ‘held-to-maturity’ and are recorded at amortized cost, which approximates fair value, based upon observable market values. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon maturity the Company uses a specific identification method.
A summary of Short-term investments as of March 31, 2010 and December 31, 2009 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2010	Cost	Gains	Losses	Value
Commercial paper	$16,278	$7	$—	$16,285
Government sponsored enterprise obligations	27,535	9	(4)	27,540
Corporate bonds	2,563	1	—	2,564
Certificates of deposit	239	—	—	239

Total short-term investments	$46,615	$17	$(4)	$46,628

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Commercial paper	$13,387	$4	$(1)	$13,390
Government sponsored enterprise obligations	41,953	32	(1)	41,984
Corporate bonds	3,021	1	(1)	3,021
Certificates of deposit	238	—	—	238

Total short-term investments	$58,599	$37	$(3)	$58,633

5. ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows:

	March 31,	December 31,
(in $000’s)	2010	2009
Gross accounts receivable	$398,648	$254,094
Less: Chargeback reserve	(27,637)	(21,448)
Less: Rebate reserve	(31,716)	(37,781)
Less: Other deductions	(14,603)	(9,011)

Accounts receivable, net	$324,692	$185,854

A roll forward of the chargeback and rebate reserves activity for the three months ended March 31, 2010 and the year ended December 31, 2008 is as follows:

(in $000’s)	March 31,	December 31
Chargeback reserve	2010	2009

Beginning balance	$21,448	$4,056
Provision recorded during the period	56,168	126,105
Credits issued during the period	(49,979)	(108,713)

Ending balance	$27,637	$21,448

(in $000’s)	March 31,	December 31
Rebate reserve	2010	2009

Beginning balance	$37,781	$4,800
Provision recorded during the period	34,824	72,620
Credits issued during the period	(40,889)	(39,639)

Ending balance	$31,716	$37,781

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $447,000 and $372,000 at March 31, 2010 and December 31, 2009, respectively.

6. INVENTORY
Inventory, net at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
(in $000’s)	2010	2009
Raw materials	$34,286	$30,758
Work in process	2,858	2,768
Finished goods	16,235	17,051

Total inventory, net	$53,379	$50,577

Less: Non-current inventory, net	(1,364)	(1,447)

Total inventory-current, net	$52,015	$49,130

The balance of inventory carrying value reserves were $4,469,000 and $4,646,000 at March 31, 2010 and December 31, 2009, respectively.
To the extent inventory is not scheduled to be utilized in the manufacturing process and/or sold within twelve months of the balance sheet date, it is included as a component of other non-current assets. Amounts classified as non-current inventory consist of raw materials, net of valuation reserves. Raw materials generally have a shelf life of approximately three to five years, while finished goods generally have a shelf life of approximately two years.
When the Company concludes United States Food and Drug Administration (“FDA”) approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity, FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor.
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory, less reserves, was approximately $3,452,000 and $8,702,000 at March 31, 2010 and December 31, 2009, respectively.
The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory, and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company’s pre-launch product inventory is lower than the respective estimated net selling prices.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
(in $000’s)	2010	2009
Land	$2,270	$2,270
Buildings and improvements	78,286	77,778
Equipment	61,332	59,612
Office furniture and equipment	7,585	7,425
Construction-in-progress	6,077	4,880

Property, plant and equipment, gross	$155,550	$151,965

Less: Accumulated depreciation	(53,220)	(50,315)

Property, plant and equipment, net	$102,330	$101,650

Depreciation expense was $2,946,000 and $2,544,000 for the three months ended March 31, 2010 and 2009, respectively.

8. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses:

	March 31	December 31
(in $000’s)	2010	2009
Payroll-related expenses	$10,184	$15,274
Product returns	28,599	22,114
Shelf stock adjustments	138	225
Medicaid rebates	16,848	9,759
Physician detailing sales force fees	2,410	2,449
Legal and professional fees	4,126	3,660
Litigation settlements	—	5,865
Other	2,453	2,709

Total accrued expenses	$64,758	$62,055

Accrued Litigation Settlement Expenses
In January 2010, the Company entered into an agreement to settle a suit related to the Company’s Lipram UL products. Under the terms of this agreement, the Company agreed to reimburse the plaintiff for litigation costs, which was paid by the Company in January 2010. The Company recorded an accrued expense for this payment in the year ended December 31, 2009, along with corresponding incurred legal and professional fees, as litigation settlement expense in the consolidated statement of operations.
On January 28, 2009, the Company entered into an agreement settling the securities class actions pending in the United States District Court for the Northern District of California. Under the terms of the settlement, plaintiffs agreed to dismiss the actions with prejudice, and defendants, including the Company, without admitting the allegations or any liability, agreed to pay the plaintiff class $9.0 million, of which the Company paid approximately $3.4 million in January 2009, with the balance paid by the Company’s directors and officers liability insurance carriers. The Company recorded an accrued expense for its portion of the settlement payment, in the year ended December 31, 2008.
Taiwan Facility Construction
The Company has constructed a facility in Jhunan Taiwan, R.O.C., intended to be utilized for manufacturing, research and development, warehouse, and administrative space. In conjunction with the construction of this facility, the Company entered into several contracts aggregating approximately $16,617,000 as of March 31, 2010. As of March 31, 2010, the Company had remaining obligations under these contracts of approximately $1,355,000, which is included in the other line in the table above. The Company cumulatively capitalized interest expense of $596,000 in conjunction with the construction of the Taiwan facility.
Product Returns
The Company maintains a product return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, the Rx Partner, and the OTC Partners alliance agreements generally are not subject to returns. A roll forward of the product return reserve for the three months ended March 31, 2010 and the year ended December 31, 2009, is as follows:

(in $000’s)	March 31	December 31
Product Return Reserve	2010	2009
(in $000’s)
Beginning balance	$22,114	$13,675
Provision related to sales recorded in the period	7,400	11,847
Credits issued during the period	(915)	(3,408)

Ending balance	$28,599	$22,114

Purchase Order Commitments
As of March 31, 2010, the Company had approximately $17,311,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

9. INCOME TAXES
The Company calculates its interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, the Company makes an estimate of the annual expected effective tax rate and applies the estimated effective rate to its ordinary year-to-date taxable earnings or loss. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which such change occurs.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in United States state and local jurisdictions, as well as jurisdictions outside the United States, along with permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction, and state research and development credits, among others.
During the three months ended March 31, 2010, the Company recorded a tax provision of $ 79,484,000 for United States domestic income taxes and for foreign income taxes. The three months ended March 31, 2010 tax provision also included an accrual for uncertain tax positions of $ 12,000. In the three months ended March 31, 2009, the Company recorded a tax provision of $ 1,836,000 for United States domestic income taxes and for foreign income taxes. The three months ended March 31, 2009 tax provision also included an accrual for uncertain tax positions of $ 218,000. The increase in the tax provision was driven by higher income before taxes in the three months ended March 31, 2010. The tax provision for the three months ended March 31, 2010 does not include the effect of the federal research and development tax credit as such credit expired on December 31, 2009, and has not been reinstated for 2010. The tax provision for the three months ended March 31, 2009 included the effect of the federal research and development tax credit.

10. REVOLVING LINE OF CREDIT
The Company has a $35,000,000 revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a June 30, 2010 expiration date, effective with a fourth amendment to the Credit Agreement executed in March 2010. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of March 31, 2010 and December 31, 2009, respectively.
Effective March 31, 2009, the interest rate for the revolving credit facility is set at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions. The Company is required to pay an unused line fee of 50 basis points per annum and a servicing fee of $1,500 during any month in which no revolver loans are outstanding. During the three months ended March 31, 2010 and 2009, the Company paid to Wachovia Bank unused line fees of $44,000 and $40,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio, applicable only for periods during which the Company’s net cash position is less than $50.0 million, requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. The Company is limited to capital expenditures of no more than $25.0 million for each calendar year. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At March 31, 2010, the Company was in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

11. ALLIANCE AND COLLABORATION AGREEMENTS
Strategic Alliance Agreement with Teva
The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	Three Months
	Ended	Inception
(in $000’s)	March 31,	Through
Deferred revenue	2010	Dec 31, 2009
Beginning balance	$202,032	$—
Additions:
Cost-sharing	175	6,653
Product-related deferrals	4,841	410,616

Sub-total	5,016	417,269
Exclusivity charges	—	(50,600)
Forgiveness of advance deposit	—	6,000
Forgiveness of interest	—	4,370
Stock repurchase	—	2,157

Total additions	$5,016	$379,196

Less: amounts recognized:
Forgiveness of advance deposit	$(54)	$(2,802)
Forgiveness of interest	(39)	(2,045)
Stock repurchase	(19)	(1,008)
Cost-sharing	(126)	(3,092)
Product-related revenue	(4,664)	(168,217)

Total amount recognized	(4,902)	(177,164)

Total deferred revenue	$202,146	$202,032

	Three Months
(in $000’s)	Ended	Inception
Deferred product	March 31,	Through
manufacturing costs	2010	Dec 31, 2009
Beginning balance	$94,040	$—
Additions	2,987	175,565
Less amounts amortized	(2,705)	(81,525)

Total deferred product manufacturing costs	$94,322	$94,040

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
OTC Partners Alliance Agreements
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	Three Months
	Ended	Inception
(in $000’s)	March 31	Through
Deferred revenue	2010	Dec 31, 2009
Beginning balance	$16,162	$—
Additions:
Upfront fees and milestone payments	—	8,436
Cost-sharing and other	—	1,642
Product-related deferrals	479	83,826

Total additions	$479	$93,904

Less: amount recognized:
Upfront fees and milestone payments	(69)	(7,745)
Cost-sharing and other	(187)	(1,550)
Product-related revenue	(1,509)	(68,447)

Total amount recognized	(1,765)	(77,742)

Total deferred revenue	$14,876	$16,162

	Three Months
(in $000’s)	Ended	Inception
Deferred product	March 31,	Through
manufacturing costs	2010	Dec 31, 2009
Beginning balance	$14,203	$—
Additions:	440	77,870
Less: amount amortized:	(1,544)	(63,667)

Total deferred product manufacturing costs	$13,099	$14,203

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Joint Development Agreement with Medicis Pharmaceutical Corporation
The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product. Under the provisions of The Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate $12,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, and a $2,000,000 milestone payment received in December 2009. The Company has the potential to receive up to an additional $11,000,000 of contingent milestone payments upon achievement of certain contractually specified clinical and regulatory milestones, as well as the potential to receive royalty payments from sales, if any, by Medics of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a 50% gross profit share on sales, if any, of such products.
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the Joint Development Agreement with Medicis:

	Three Months
	Ended	Inception
(in $000’s)	March 31,	Through
Deferred revenue	2010	Dec 31, 2009
Beginning balance	$39,487	$—
Additions:
Upfront fees and milestone payments	—	52,000
Product-related deferrals	—	—

Total additions	$—	$52,000

Less: amounts recognized:
Upfront fees and milestone payments	(3,385)	(12,513)
Product-related revenue	—	—

Total amount recognized	(3,385)	(12,513)

Total deferred revenue	$36,102	$39,487

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Agreements with Shire LLC
License and Distribution Agreement
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the License and Distribution Agreement with Shire, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product. The Company accrued a profit share payable of $41,228,000 on sales of the AG Product during the three months ended March 31, 2010 with a corresponding charge included in the Cost of revenues line on the consolidated statement of operations.
Promotional Services Agreement
In January 2006, the Company entered into a Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Shire Agreement”), under which the Company was engaged to perform physician detailing sales calls services in support of Shire’s Carbatrol product. The Company was obligated to perform the detailing sales calls for a period of three years which began on July 1, 2006 and ended on June 30, 2009. The Shire Agreement required Shire to pay the Company a sales force fee of up to $200,000 annually for each of as many as 66 sales force members. The Company recognized $0 and $3,284,000 in sales force fee revenue for the three months ended March 31, 2010 and 2009, respectively, under the Shire Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the consolidated statement of operations.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Co-Promotion Agreement with Pfizer
In March 2010, the Company entered into the First Amendment to the Co-Promotion Agreement (the “Amendment”) with Wyeth, now a wholly owned subsidiary of Pfizer, an unrelated third-party pharmaceutical company. Under the terms of the Amendment, the Company will begin to perform physician detailing sales calls services for Pfizer’s Lyrica product to neurologists, and will stop performing physician detailing sales calls for the Wyeth product Pristiq, effective April 1, 2010. The Company will receive a fixed fee, subject to annual cost adjustment, for providing physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered on a quarterly basis. Under the terms of the Amendment, the fixed fee payment structure was effective January 1, 2010, on a retro-active basis. The Company performed the necessary minimum number of physician detailing sales calls during the three months ended March 31, 2010 to earn the fixed fee under the Amendment. There is no opportunity for the Company to earn incentive fees under the terms of the Amendment. Pfizer is responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the physician detailing sales force fee revenue as the related services are performed and the performance obligations are met. The Company recognized $3,503,000 in the three months ended March 31, 2010 under the (amended) Pfizer Co-Promotion Agreement, and $0 in physician detailing sales force fee revenue for the three months ended March 31, 2009 under the (former) Wyeth Co-Promotion Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the consolidated statement of operations.
As noted above, the Company entered into a three year Co-Promotion Agreement with Wyeth, an unrelated third-party pharmaceutical company, prior to Wyeth becoming a wholly-owned subsidiary of Pfizer, under which the Company performed physician detailing sales calls for the Wyeth Pristiq product to neurologists, with such services commencing on July 1, 2009. Wyeth paid the Company a service fee, subject to an annual cost adjustment, for each physician detailing sales call. During the term of the Co-Promotion Agreement, the Company was required to complete a minimum and maximum number of physician detailing sales calls. Wyeth was responsible for providing sales training to the Company’s sales force. Wyeth owned the product and was responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognized service fee revenue as the related physician detailing sales call services were performed and the performance obligations were met. The Company did not earn any incentive fee revenue under the terms of the (former) Wyeth Co-Promotion Agreement.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Exclusive License, Development and Supply Agreement with Putney
On July 31, 2007, the Company, and Putney Inc. (“Putney”), entered into an Exclusive License, Development and Supply Agreement (“Agreement”). Under the Agreement, the Company and Putney agreed to collaborate on the development and commercialization of a generic equivalent of the Rimadyl® chewable tablets in 25mg, 75mg, and/or 100mg dosage strengths.
In May 2009, the Company received a $50,000 milestone payment from Putney upon completion of successful pivotal bioequivalence studies. The Company has the potential to receive a $50,000 contingent additional milestone payment upon final FDA approval of an Abbreviated New Animal Drug Application (“ANADA”). To the extent the ANADA is approved by FDA, the Company will be the exclusive manufacturer of the product, while Putney will have exclusive rights to market and sell the product in the United States. Putney will pay the Company a profit share on any sales of the new product.
The term of the Agreement is a period of six years from the date of first commercial sale. At this time, the Company estimates a March 2011 FDA ANADA approval and product launch. Accordingly, the life of the Agreement with Putney is currently estimated to be a period of 116 months beginning on the July 31, 2007 signing date, and ending on March 31, 2017.

12. SHARE-BASED COMPENSATION
The Company recognizes the fair value of each stock option and restricted share over its vesting period. Stock options and restricted stock awards are granted under the Company’s Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years.
Total share-based compensation expense recognized in the consolidated statement of operations was as follows:

	Three Months Ended:
	March 31,	March 31,
(in $000’s)	2010	2009
Manufacturing expenses	$898	$349
Research and development	898	602
Selling, general & administrative	1,077	486

Total	$2,873	$1,437

The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share
Outstanding at December 31, 2009	8,229,818	$9.87

Options granted	—	$—
Options exercised	(488,359)	$8.61
Options forfeited	(32,363)	$8.97

Outstanding at March 31, 2010	7,709,096	$9.96

Vested and expected to vest at March 31, 2010	7,850,433	$10.01

Options exercisable at March 31, 2010	4,339,478	$11.39

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based solely on historical volatility of the Company’s common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment as the Company has limited historical experience of option exercise activity. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends.

12. SHARE-BASED COMPENSATION (continued)
A summary of the Company’s non-vested restricted stock awards is presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value
Non-vested at December 31, 2009	1,152,923	$7.72
Granted	37,200	$13.65
Vested	(108,020)	$8.43
Forfeited	(8,823)	$7.88

Non-vested at March 31, 2010	1,073,280	$7.85

The Company grants restricted stock awards to certain eligible employees and directors as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan, and typically specify the restricted stock awards underlying shares of common stock are not issued until they vest. The restricted stock awards generally vest ratably over a three or four year period from the date of grant.
As of March 31, 2010, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $19,735,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.2 years. The intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $3,730,000 and $1,631,000, respectively. The total fair value of restricted stock awards which vested during the three months ended March 31, 2010 and 2009 was $910,000 and $137,000, respectively. As of March 31, 2010, the Company had 1,426,918 shares of common stock available for issuance of either stock options or restricted stock awards.

13. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the three months ended March 31, 2010 and 2009, the Company did not issue any preferred stock.
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

14. EARNINGS PER SHARE
The company’s earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of common shares outstanding for the period, along with diluted earnings per share, computed by dividing net income by the weighted-average number of common shares adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per common share for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended:
	March 31,	March 31
(in $000’s except per share amounts)	2010	2009

Numerator:
Net income	$131,485	$2,219

Denominator:
Weighted average common shares outstanding	61,008,015	59,711,133

Effect of dilutive options and common stock purchase warrants	2,857,663	511,082

Diluted weighted average common shares outstanding	63,865,678	60,222,215

Basic net income per share	$2.16	$0.04

Diluted net income per share	$2.06	$0.04

For the three months ended March 31, 2010 and 2009, the Company excluded 1,034,741 and 7,755,173, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.

15. COMPREHENSIVE INCOME

	Three Months Ended:
	March 31,	March 31,
(in $000’s)	2010	2009

Net income	$131,485	$2,219
Currency translation adjustments	347	(700)

Comprehensive income	131,832	1,519

Comprehensive income attributable to the noncontrolling interest	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$131,832	$1,519

16. SEGMENT INFORMATION
The Company has two reportable segments, the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Company currently markets and sells product within the continental United States of America and the Commonwealth of Puerto Rico.
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel, for sales of generic prescription products, directly to wholesalers, large retail drug chains, and others; the Private Label sales channel, for generic pharmaceutical over-the-counter and prescription products sold to unrelated third-party customers, who in-turn sell the products to third-parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. The Company also generates revenue from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Research Partner” revenue on the consolidated statement of operations. The Company provides these services through the research and development group in its Global Division.
The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in product co-promotion through a direct sales force focused on marketing to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities.
The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of “Revenue Recognition” and in the “Summary of Significant Accounting Policies” in the Company’s Form 10K for the year ended December 31, 2009. The Company has no inter-segment revenue.
The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended March 31, 2010	Division	Division	and Other	Company
Revenue, net	$319,830	$3,503	$—	$323,333
Cost of revenue	76,432	3,144	—	79,576
Research and development	9,435	8,874	—	18,309
Patent Litigation	1,984	—	—	1,984
Income (loss) before provision for income taxes	$228,645	$(9,324)	$(8,324)	$210,997

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended March 31, 2009	Division	Division	and Other	Company
Revenue, net	$55,629	$3,284	$—	$58,913
Cost of revenue	23,233	3,017	—	26,250
Research and development	10,275	5,514	—	15,789
Patent Litigation	1,017	—	—	1,017
Income (loss) before provision for income taxes	$18,510	$(6,287)	$(8,178)	$4,045

17. LEGAL AND REGULATORY MATTERS
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

17. LEGAL AND REGULATORY MATTERS (continued)
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

17. LEGAL AND REGULATORY MATTERS (continued)
Endo Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Oxymorphone)
In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against the Company in the U.S. District Court for the District of Delaware, requesting a declaration the Company’s Paragraph IV Notices with respect to the Company’s ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to the Company’s amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases have subsequently been transferred to the U.S. District Court for the District of New Jersey. The Company has filed an answer and counterclaims. Discovery is completed. The court issued its Markman decision and final pretrial orders in March 2010. No trial date has been set.
Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)
In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600, expiring on September 25, 2012 with pediatric exclusivity, the Company agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the ‘600 patent not invalid on January 20, 2010, and that decision is on appeal to the U.S. Court of Appeals for the Federal Circuit. Discovery is proceeding in the Company’s case, and no trial date has been set.
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

17. LEGAL AND REGULATORY MATTERS (continued)
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

17. LEGAL AND REGULATORY MATTERS (continued)
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
Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. Abbott Laboratories and Laboratoires Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. The Company has filed an answer and counterclaim. Fact discovery closes December 31, 2010.
Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam)
In January 2010, Daiichi Sankyo, Inc. and Genzyme Corporation (together, “Genzyme”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Colesevelam Hydrochloride Tablets, 625 mg, generic to Welchol®. The Company has filed an answer and counterclaim. Fact discovery closes June 30, 2011, and no trial date has been scheduled.
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)
In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against the Company in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. The Company has filed an answer.
Shionogi Pharma, Inc. and LifeCycle Pharma A/S v. Impax Laboratories, Inc. (Fenofibrate)
In April 2010, Shionogi Pharma, Inc. and LifeCycle Pharma A/S filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 40 and 120 mg, generic to Fenoglide®. The Company has not yet filed its answer.

17. LEGAL AND REGULATORY MATTERS (continued)
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
Budeprion XL Litigation
In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. Discovery and other deadlines are stayed pending resolution of the Company’s motion to dismiss the actions based on several grounds, including the doctrines of federal law preemption and primary jurisdiction.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected (unaudited) financial information for the quarterly period noted is as follows:

Quarter Ended:
(in $000’s except per share amounts)	March 31, 2010
Revenue:
Gross Global Product Sales	$425,986
Less:
Chargebacks	56,168
Rebates	29,425
Product Returns	7,400
Other credits	23,888

Global Product Sales, net	309,105

Private Label product sales	672
Rx Partner	4,903
OTC Partner	1,765
Research Partner	3,385
Promotional Partner	3,503
Other	—

Total revenues	323,333

Gross profit	243,757

Net income	$131,485

Net income per share (basic)	$2.16

Net income per share (diluted)	$2.06

Weighted Average:
common shares outstanding:
Basic	61,008,015

Diluted	63,865,678

Quarterly computations of (unaudited) net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)
Selected (unaudited) financial information for the quarterly period noted is as follows:

Quarter Ended:
(in $000’s except per share amounts)	March 31, 2009

Revenues:
Gross Global Product Sales	$78,696
Less:
Chargebacks	22,638
Rebates	10,819
Product Returns	3,256
Other credits	2,862

Global Product Sales, net	39,121

Private Label product sales	1,297
Rx Partner	10,736
OTC Partner	1,858
Research Partner	2,611
Promotional Partner	3,284
Other	6

Total revenues	58,913

Gross profit	32,663

Net income	$2,219

Net income per share (basic)	$0.04

Net income per share (diluted)	$0.04

Weighted average common shares outstanding:
Basic	59,711,133

Diluted	60,222,215

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
Statements included in this Quarterly Report on Form 10-Q not related to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position, results of operations and market value of our common stock, our ability to maintain an effective system of internal control over financial reporting, fluctuations in our revenues and operating income, reductions or loss of business with any significant customer, the impact of competitive pricing and products and regulatory actions on our products, our ability to sustain profitability and positive cash flows, our ability to maintain sufficient capital to fund our operations, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, our ability to successfully develop and commercialize pharmaceutical products, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration (“FDA”) filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our reliance on key alliance and collaboration agreements, the availability of raw materials, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, exposure to product liability claims, and other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and this Quarterly Report on Form 10-Q. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Overview
We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of May 1, 2010, we manufactured and marketed 90 generic pharmaceuticals, which represent dosage variations of 28 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of 4 different pharmaceutical compounds are marketed by our alliance agreement partners. We have 32 applications pending at the FDA, including 4 tentatively approved by FDA, and 55 other products in various stages of development for which applications have not yet been filed.
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
The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in the provision of co-promotion services of products developed by unrelated third-party pharmaceutical entities through our direct sales force focused on marketing to physicians (referred to as “physician detailing sales calls”) in the CNS community.
Our total revenues for the three months ended March 31, 2010 and 2009 were predominantly derived from our Global Division. See “Part I: Financial Information — Item 1: Financial Statements — Note 16 to the Unaudited Interim Consolidated Financial Statements” for financial information about our segments for the three months ended March 31, 2010 and 2009. We sell our products within the continental United States of America and the Commonwealth of Puerto Rico. We have no sales in foreign countries.
Global Product Sales, net. We recognize revenue from direct sales in accordance with SEC Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition” (“SAB 104”). Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Accrued provisions for estimated chargebacks, rebates, product returns, and other pricing adjustments are provided for in the period the related sales are recorded.
Private Label Sales. We recognize revenue from direct sales in accordance with SAB 104. Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or the “Codification”) Topic 605.

Rx Partner and OTC Partner. Each of our alliance agreements involves multiple deliverables in the form of products, services and/or licenses over extended periods. FASB ASC Topic 605 supplemented SAB 104 for accounting for such multiple deliverable arrangements. With respect to our multiple deliverable arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement utilizing a modified proportional performance method. Under this method the amount recognized in the period of initial recognition is based upon the number of years elapsed under the agreement relative to the estimated life of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of estimated agreement years. The balance of the amount realized is recognized in equal amounts in each of the remaining years. Thus, for example, with respect to profit share or royalty payment reported by a strategic partner during the third year of an agreement with an estimated life of 23 years, 3 / 23 of the amount reported is recognized in the year reported and 1/23 of the amount is recognized during each of the remaining 20 years. A fuller description of our analysis under FASB ASC Topic 605 and the modified proportional performance method is set forth in “Part I: Financial Information — Item 1: Financial Statements — Note 2 to Unaudited Interim Consolidated Financial Statements.”
As noted above, our alliance agreements obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, we receive payments from our alliance agreement partners for product shipments, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Royalty and profit sharing amounts we receive under these agreements are calculated by the respective alliance agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, returns, shelf stock adjustments and other adjustments the alliance agreement partners may negotiate with their customers. We record the alliance agreement partner’s adjustments to such estimated amounts in the period the alliance agreement partner reports the amounts to us.

Research Partner. We have entered into a Joint Development Agreement with another unrelated third-party pharmaceutical company under which we are collaborating in the development of five dermatological products, including four generic products and one branded product. Under the Joint Development Agreement, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. To the extent the products are commercialized, we are eligible for royalties and profit sharing based on sales of the one brand product. We estimate our expected period of performance under the Joint Development Agreement to provide research and development services to be 48 months, beginning in December 2008 when we received the upfront payment and ending in November 2012. Accordingly, we recognize revenue from the upfront fee over a 48 month period on a straight-line basis. To the extent milestone payments are earned, they will be recognized as revenue on a straight-line basis over the then remaining term of the 48 month revenue recognition period.
Promotional Partner. We have entered into promotional services agreements with other unrelated third-party pharmaceutical companies under which we provide physician detailing sales calls services to promote certain of those companies’ branded drug products. In exchange for our services we receive service fees. We recognize revenue from provision of physician detailing sales calls as such services are rendered and the performance obligations are met and from contingent payments, if any, at the time they are earned.
Impact of Economic Conditions
The global economy has been undergoing a period of significant volatility which has led, to among other impacts, diminished credit availability, declines in consumer confidence, and increases in unemployment rates. There remains a high degree of caution about the stability of the U. S. economy due to the ongoing domestic and global financial markets conditions, and there can be no assurances further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular. While generic drugs present a cost-effective alternative to higher-priced branded products, our sales and those of our alliance agreement and collaboration partners could be negatively affected if patients forego obtaining healthcare. In addition, reduced consumer spending may force our competitors and us to decrease prices.
In addition, we have exposure to many different industries and counterparties, including our partners under our alliance, research, and promotional services agreements, suppliers of raw chemical materials, drug wholesalers and other customers, who may be financially or operationally unstable or may become unstable in the current and /or future economic environment. Any such instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the United States Securities & Exchange Commission (SEC) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation of equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized manufacturing costs under the Company’s several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.
Although we believe our estimates and assumptions are reasonable when made, they are based upon information available to us at the time they are made. We periodically review the factors having an influence on our estimates and, if necessary, adjust such estimates. Although historically our estimates have generally been reasonably accurate, due to the risks and uncertainties involved in our business and evolving market conditions, and given the subjective element of the estimates made, actual results may differ from estimated results. This possibility may be greater than normal during times of pronounced economic volatility.
Consistent with industry practice, we record an accrued provision for estimated deductions for chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments , and other pricing adjustments, in the same period when revenue is recognized. The objective of recording provisions for such deductions at the time of sale is to provide a reasonable estimate of the aggregate amount we expect to ultimately credit our customers. Since arrangements giving rise to the various sales credits are typically time driven (i.e. particular promotions entitling customers who make purchases of our products during a specific period of time, to certain levels of rebates or chargebacks), these deductions represent important reductions of the amounts those customers would otherwise owe us for their purchases of those products. Customers typically process their claims for deductions promptly, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare such actual amounts to the estimated provisions, in the aggregate, for each deduction category to assess the reasonableness of the various reserves at each quarterly balance sheet date. Differences between our estimated provisions and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP. We do not have the ability to specifically link any particular sales credit to an exact sales transaction and since there have been no material differences, we believe our systems and procedures are adequate for managing our business. An event such as the failure to report a particular promotion could result in a significant difference between the amount accrued and the amount claimed by the customer, and, while there have been none to date, we would evaluate the particular events and factors giving rise to any such significant difference in determining the appropriate accounting.

Chargebacks. We have agreements establishing contract prices for certain products with certain indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. An accrued provision for chargeback deductions is estimated and recorded at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the three major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.
The following table is a roll-forward of the activity in the chargeback reserve for the three months ended March 31, 2010 and the year ended December 31, 2009:

(in $000’s)	March 31,	December 31
Chargeback reserve	2010	2009
Beginning balance	$21,448	$4,056
Provision recorded during the period	56,168	126,105
Credits issued during the period	(49,979)	(108,713)

Ending balance	$27,637	$21,448

Provision as a percent of Gross Global Product Sales	13%	24%

The decrease in the accrued provision for estimated chargebacks as a percent of Gross Global Product Sales, principally resulted from our tamsulosin product and our mixed amphetamine salts products, both of which generally resulted in higher Gross Global Product Sales and carried a lower chargeback credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, resulting in a lower overall aggregate average chargeback as a percentage of Gross Global Product Sales during the three months ended March 31, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had (contractual) market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our future tamsulosin product sales, however, are not likely to remain at this level, as competing generic versions of the product entered the market in late April 2010 (at the conclusion of the contractual exclusivity period), and are likely to result in both price erosion and reduction of our market-share. (See Results of Operations below for additional discussion.)

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. An accrued provision for rebate deductions is estimated and recorded at the time of product shipment. The accrued provision for rebates is based upon historical experience of aggregate credits issued compared with payments made, the historical relationship of rebates as a percentage of total Gross Global Product Sales and the contract terms and conditions of the various rebate programs in effect at the time of shipment. We monitor aggregate actual rebates granted and compare them to the estimated accrued provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.
The following table is a roll-forward of the activity in the rebate reserve for the three months ended March 31, 2010 and the year December 31, 2009:

(in $000’s)	March 31,	December 31
Rebate reserve	2010	2009
Beginning balance	$37,781	$4,800
Provision recorded during the period	34,824	72,620
Credits issued during the period	(40,889)	(39,639)

Ending balance	$31,716	$37,781

Provision as a percent of Gross Global Product Sales	8%	14%

The decrease in the accrued provision for estimated rebates as a percent of Gross Global Product Sales, principally resulted from our tamsulosin product and our mixed amphetamine salts products, both of which generally resulted in higher Gross Global Product Sales and carried a lower rebate credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, resulting in a lower overall aggregate average rebate as a percentage of Gross Global Product Sales during the three months ended March 31, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had (contractual) market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our future tamsulosin product sales, however, are not likely to remain at this level, as competing generic versions of the product entered the market in late April 2010 (at the conclusion of the contractual exclusivity period), and are likely to result in both price erosion and reduction of our market-share. (See Results of Operations below for additional discussion.)

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until 12 months following, the products’ expiration date. We estimate a provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product Sales. The product return reserve is estimated using a historical lag period (the time between the month of sale and the month of return) and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, and the introduction of new products. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns and may record additional provisions for specific product returns we believe are not covered by the historical rates. We monitor aggregate actual product returns on a quarterly basis and may record specific provisions for product returns we believe are not covered by historical percentages.
The following table is a roll-forward of the activity in the product returns reserve for three months ended March 31, 2010 and the year December 31, 2009:

(in $000’s)	March 31,	December 31
Product Returns Reserve	2010	2009
Beginning balance	$22,114	$13,675
Provision related to sales recorded in the period	7,400	11,847
Credits issued during the period	(915)	(3,408)

Ending balance	$28,599	$22,114

Provision as a percent of Gross Global Product Sales	2%	2%

The change in the provision for returns, as a percent of Gross Global Product Sales, was de minimis period over period.

Medicaid Rebate. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $ 16.8 million and $ 9.8 million as of March 31, 2010 and December 31, 2009, respectively. The estimated accrued Medicaid rebate reserve increased significantly as a result of the launch of our mixed amphetamine salts products in October 2009, as well as the launch of our tamsulosin product in March 2010. As our mixed amphetamine salts products are authorized generics to the related brand product, Medicaid rebate payments are calculated under the regulations applicable to branded products. The Medicaid rebate accrual for the three months ended March 31, 2010 includes the effect of the increase in the Medicaid Rebate rates, which were effective on a retroactive basis to January 1, 2010, resulting from the March 2010 enactment into law of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (the “Acts”). The change in the Medicaid Rebate rates resulting from the Acts did not have a material impact on our results of operations. Historically, differences between our estimated and actual payments made have been de minimis.
Shelf-Stock Adjustments. When, based on competitive market conditions, we may reduce the ultimate net selling price of a product by issuing a so-called shelf-stock adjustment credit to a customer, the amount of which is typically agreed upon by us and our customer, by reference to an estimate of the amount of a specific product held by the customer, as an inducement for our customer to continue to purchase future additional quantities of our product. The primary factors we consider when estimating an accrued shelf-stock adjustment reserve include the per-unit credit amount and an estimate of the level of inventory held by the customer. The accrued shelf-stock adjustment totaled $ 0.1 million and $ 0.2 million as of March 31, 2010 and December 31, 2009, respectively. Differences between our estimated and actual credits issued for shelf stock adjustments have been de minimis.
Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts we deem to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $ 0.4 million and $ 0.4 million at March 31, 2010 and December 31, 2009, respectively.

Estimated Lives of Alliance Agreements. The revenue we receive under our alliance agreements is not subject to adjustment for estimated chargebacks, rebates, product returns and other pricing adjustments, as such adjustments are included in the amounts we receive from our alliance partners. However, because we recognize the revenue we receive under our alliance agreements over the estimated life of the related agreement or our expected performance utilizing a modified proportional performance method, we are required to estimate the recognition period under each such agreement in order to determine the amount of revenue to be recognized in the current period. Sometimes this estimate is based solely on the fixed term of the particular alliance agreement. In other cases the estimate may be based on more subjective factors as noted in the following paragraphs. While changes to the estimated recognition periods have been infrequent, such changes, should they occur, may have a significant impact on our financial statements.
The term of the Teva Agreement, for example, is 10 years following the launch of the last product subject to the Teva Agreement. Since product launch is dependent upon FDA approval of the product, we are required to estimate when FDA approval is likely to occur in order to estimate the life of the Teva Agreement. In 2009 we updated the estimated life of the Teva Agreement to be approximately 23 years, as compared to our previous estimate of 18 years, from the June 2001 inception date. Our current estimate is based on the development of the last product under the Teva Agreement, which will require additional time to develop, resulting in FDA approval, if any, occurring at a later date. In accordance with our accounting policy, the change in the recognition period for the Teva Agreement was applied prospectively, as an adjustment in the period of change in 2009. If we determine our estimated timing of FDA approval requires further adjustment, then we would adjust the recognition period under the Teva Agreement on a prospective basis, resulting in a change to the amount of revenue and product manufacture cost recognized under the Teva Agreement.
Additionally, for example, our expected period of performance to provide research and development services under the Joint Development Agreement with Medicis is estimated to be a 48 month period, starting in December 2008 (i.e. when the $ 40.0 million upfront payment was received) and ending in November 2012 (i.e. upon FDA approval of the fifth and final submission). The FDA approval of the final submission under the Joint Development Agreement represents the end of our expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of FDA approval for the final submission under the Joint Development Agreement is different from our estimate, the revenue recognition period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Medicis Joint Development Agreement has occurred to date, if we were to conclude significantly more time will be required to obtain FDA approval, then we would increase our estimate of the recognition period under the agreement, resulting in a lesser amount of revenue (and related costs, if any) in current and future periods.

Third-Party Research and Development Agreements. In addition to our own research and development resources, we may use unrelated third-party vendors, including universities and independent research companies, to assist in our research and development activities. These vendors provide a range of research and development services to us, including clinical and bioequivalency studies. We generally sign agreements with these vendors which establish the terms of each study performed by them, including, among other things, the technical specifications of the study, the payment schedule, and timing of work to be performed. Payments are generally earned by third-party researchers either upon the achievement of a milestone, or on a pre-determined date, as specified in each study agreement. We account for third-party research and development expenses as they are incurred according to the terms and conditions of the respective agreement for each study performed, with an accrued expense at each balance sheet date for estimated fees and charges incurred by us, but not yet billed to us. We monitor aggregate actual payments and compare them to the estimated provisions to assess the reasonableness of the accrued expense balance at each quarterly balance sheet date. Differences between our estimated and actual payments made have been de minims.
Share-Based Compensation. We recognize the fair value of each stock option and restricted stock award over its respective vesting period. Stock options and restricted stock awards granted under the Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”) generally vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option on its grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.
Income Taxes. We are subject to United States federal, state and local income taxes and Taiwan, R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the results for GAAP financial reporting purposes and tax reporting purposes. The computation of the annual estimated effective tax rate at each interim period requires us to exercise judgment to make certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of our annual estimated effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction, and state research and development credits, among others. The tax provision for the three months ended March 31, 2010 does not include the effect of the federal research and development tax credit as such tax credit expired on December 31, 2009, and has not been reinstated for 2010. The tax provision for the three months ended March 31, 2009 included the effect of the federal research and development tax credit.
Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and /or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at March 31, 2010. Our deferred compensation liability is carried at fair value, based upon observable market values. We had no debt outstanding as of March 31, 2010. Our only remaining debt instrument at March 31, 2010 was the Wachovia revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it.
Contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product and clinical trial liability. In accordance with FASB ASC Topic 450 — Contingencies, we record accrued loss contingencies when it is probable a liability will be incurred and the amount of loss can be reasonably estimated and we do not recognize gain contingencies until realized.

Goodwill - In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test, and not periodic amortization. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2009, as the fair value of the Global Division exceeded its carrying value at such date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred which may have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory, or business environment in which we conduct our operations.

Results of Operations
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Overview:
The following table sets forth summarized, consolidated total Company results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Increase/
	March 31	March 31	(Decrease)
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)
Total revenues	$323,333	$58,913	$264,420	449%

Gross profit	243,757	32,663	211,094	646%

Income from operations	210,979	4,135	206,844	nm

Income before income taxes	210,997	4,045	206,952	nm
Provision for income taxes	79,484	1,836	77,648	nm

	131,513	2,209	129,304	nm
Non-controlling interest	(28)	10	(38)	(380)%

Net income	$131,485	$2,219	$129,266	nm

— nm — not meaningful
Net Income
Net income for the three months ended March 31, 2010 was $ 131.5 million, an increase of $ 129.3 million as compared to $ 2.2 million for the three months ended March 31, 2009, resulting principally from increased Global Product Sales, net, partially offset by higher total operating expenses and an increase in the provision for income taxes. As discussed throughout this section, we earned significant revenues and gross profit from sales of our tamsulosin, mixed amphetamine salts, and fenofibrate products during the three months ended March 31, 2010. Accordingly, any significant diminution of such product sales revenue and gross profit due to competition or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

We have two operating divisions, the Global Division and the Impax Division, and we currently market and sell product within the continental United States of America and the Commonwealth of Puerto Rico.
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel, for sales of generic Rx products, directly to wholesalers, large retail drug chains, and others; the Private Label sales channel, for generic pharmaceutical over-the-counter and prescription products sold to unrelated third-party customers, who in-turn sell the products to third-parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. We also generate revenue from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and report such revenue under the caption “Research Partner” revenue on the consolidated statement of operations. We provide these services through the research and development group in our Global Division.
The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in the provision co-promotion services through a direct sales force focused on marketing to physicians, primarily in the CNS community, of pharmaceutical products developed by other unrelated third-party pharmaceutical entities.

Global Division
The following table sets forth results of operations for the Global Division for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Increase/
	March 31	March 31	(Decrease)
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)
Revenues:
Global Product Sales, net	$309,105	$39,121	$269,984	690%
Private Label product sales	672	1,297	(625)	(48)%
Rx Partner	4,903	10,736	(5,833)	(54)%
OTC Partner	1,765	1,858	(93)	(5)%
Research Partner	3,385	2,611	774	30%
Other	—	6	(6)	100%

Total revenues	319,830	55,629	264,201	475%

Cost of revenues	76,432	23,233	53,199	229%

Gross profit	243,398	32,396	211,002	651%

Operating expenses:
Research and development	9,435	10,275	(840)	(8)%
Patent litigation	1,984	1,017	967	95%
Selling, general and administrative	3,334	2,594	740	29%

Total operating expenses	14,753	13,886	867	6%

Income from operations	$228,645	$18,510	$210,135	nm

— nm — not meaningful
Revenues
Total revenues for the Global Division for the three months ended March 31, 2010, were $ 319.8 million, an increase of 475% over the same period in 2009.
Global Product Sales, net, were $ 309.1 million, an increase of 690% over the same period in 2009 primarily as a result of sales of our tamsulosin, mixed amphetamine salts, and fenofibrate products. Of the $ 270.0 million increase, $ 176.2 million resulted from sales of tamsulosin, our generic version of Flomax®, a drug used to improve symptoms associated with an enlarged prostate. We commenced sales of our tamsulosin product on March 2, 2010 and had (contractual) market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our future tamsulosin product sales, however, are not likely to remain at this level, as competing generic versions of the product entered the market in late April 2010, at the conclusion of our contractual exclusivity, and are likely to result in both price erosion and reduction of our market share. We commenced sales of our mixed amphetamine salts products, indicated for the treatment of attention deficit hyperactivity disorder, in October 2009, and thus had no sales of these products in the prior-year period. The increase in sales of our fenofibrate products a cholesterol-lowering drug, resulted from a continued increase in demand for generic versions of cholesterol-lowering drugs in general.
Private Label product sales were $ 0.7 million, a decrease of 48% primarily due to lower demand for our generic loratadine /pseudoephedrine products.
Rx Partner revenues were $ 4.9 million, down 54%, primarily attributable to reduced sales of our generic Wellbutrin® XL 300mg. The reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition.
OTC Partner revenues were $ 1.8 million, a decrease of 5%, primarily attributable to lower demand.
Research Partner revenues were $ 3.4 million, an increase of $ 0.8 million, primarily driven by revenue recognition related to three milestone payments aggregating $ 12.0 million, received at various times during 2009, including $ 5.0 million in May 2009, $ 5.0 million received in September 2009, and $ 2.0 million received in December 2009.

Cost of Revenues
Cost of revenues was $ 76.4 million for the three months ended March 31, 2010, an increase of 229% primarily related to the higher sales of our tamsulosin, mixed amphetamine salts and fenofibrate products.
Gross Profit
Gross profit for the three months ended March 31, 2010 was $ 243.4 million or approximately 76% of total revenues, as compared to $ 32.4 million or 58% of total revenue in the same period of the prior year. Gross profit in our Global Division was up $ 211.0 million primarily due to higher sales of our tamsulosin product, which accounted for $ 167.9 million of the period over period increase. Also contributing to the increase were higher sales of our mixed amphetamine salts and fenofibrate products, as described more fully above.
Research and Development Expenses
Total research and development expenses for the three months ended March 31, 2010 were $ 9.4 million, a decrease of 8% as compared to the same period of the prior year. Generic research and development expense decreased $ 0.8 million primarily due to lower spending on bio-studies.
Patent Litigation Expenses
Patent litigation expenses for the three months ended March 31, 2010 and 2009 were $ 2.0 million and $ 1.0 million, respectively, an increase of $ 1.0 million principally resulting from higher overall expenses in the current year period as a result of increased activity related to existing litigation matters.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2010 were $ 3.3 million, a 29% increase attributable principally to increased customer freight expenses $ 0.4 million, and higher sales force incentive compensation $ 0.4 million, both related to higher sales levels.

Impax Division
The following table sets forth results of operations for the Impax Division for the three months ended March 31, 2010 and 2009:

	Three Months Ended,		Increase/
	March 31	March 31	(Decrease)
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)
Promotional Partner revenue	$3,503	$3,284	219	7%
Cost of revenues	3,144	3,017	127	4%

Gross profit	359	267	92	34%

Operating expenses:
Research and development	8,874	5,514	3,360	61%
Selling, general and administrative	809	1,040	(231)	(22)%

Total operating expenses	9,683	6,554	3,129	48%

Loss from operations	$(9,324)	$(6,287)	(3,037)	(48)%

Revenues
Promotional Partner revenues were $ 3.5 million for the three months ended March 31, 2010, an increase of 7% compared to the same period in the prior year. The change from the prior year period is primarily the result of the commencement of physician detailing services under our (amended) Co-Promotion Agreement with Pfizer (which commenced on July 1, 2009 under the (former) Wyeth Co-Promotion Agreement — Wyeth is now a wholly-owned subsidiary of Pfizer). The Promotional Partner revenue in the three months ended March 31, 2009, was earned under the terms of the previous Promotional Services Agreement with Shire, with such agreement reaching its contractual end date on June 30, 2009.
Cost of Revenues
Cost of revenues was $ 3.1 million for the three months ended March 31, 2010, with nominal change from the same period in 2009.
Gross Profit
Gross profit for the three months ended March 31, 2010 was $ 0.4 million, an increase of 34% attributed primarily to the higher Promotional Partner revenues (as described above).
Research and Development Expenses
Total research and development expenses for the three months ended March 31, 2010 were $ 8.9 million, an increase of 61%, as compared to $ 5.5 million in the prior year period, with the $ 3.4 million increase principally driven by research and development expenses related to our branded product initiatives, including increases of $ 2.3 million for clinical trial studies, $ 0.6 million on employee compensation, and $ 0.4 million on PK studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $ 0.8 million, a decrease of $ 0.2 million over the prior year period attributable to a decrease in business development-related activities in the current period.

Corporate and other
The following table sets forth Corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended		Increase/
	March 31	March 31	(Decrease)
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)
Litigation settlement	$—	$237	(237)	(100)%
General and administrative expenses	8,342	7,851	491	6%

Total operating expenses	8,342	8,088	254	3%

Loss from operations	(8,342)	(8,088)	(254)	(3)%

Other income (expense), net	(18)	55	(73)	(133)%
Interest income	82	149	(67)	(45)%
Interest expense	(46)	(294)	248	84%
Provision for income taxes	$79,484	$1,836	77,648	nm
— nm — not meaningful
Litigation settlement
The $ 0.2 million of Litigation settlement expense for the three months ended March 31, 2009 included legal and other professional fee expenses incurred by us in defense of a suit related to our (previously marketed) Lipram UL products which we settled in January 2010, accordingly there were no similar amounts in the current year period.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2010 were $ 8.3 million, a 6% increase attributable principally to an increase in executive-level compensation of $ 1.0 million, partially offset by a decrease in professional fee expenses of $ 0.3 million related to the completion of the examination and review of our consolidated financial statements in conjunction with the filing of our SEC Registration Statement on Form 10 and NASDAQ Listing of our shares of common stock.
Other income (expense), net
Other income (expense), net was minimal for the three months ended March 31, 2010 and 2009, and contained no individually-significant items.
Interest Income
Interest income in the three months ended March 31, 2010 declined as compared to the prior year period due to lower overall interest rates.
Interest Expense
Interest expense in the three months ended March 31, 2010 declined $ 0.2 million to $ 0.05 million, compared to the prior year period due to the absence of interest bearing debt resulting from the repurchase, on the June 15, 2009 prepayment option date, of the $ 12.75 million remaining outstanding balance of our 3.5% convertible senior subordinated debentures, otherwise due in June 2012, and the August 2009 $ 6.9 million repayment-in-full of a subordinated promissory note.

Income Taxes
During the three months ended March 31, 2010, we recorded a tax provision of $ 79.5 million for United States domestic federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the three months ended March 31, 2010 is an accrual for uncertain tax positions of $ 0.01 million. In the three months ended March 31, 2009, we recorded a tax provision of $ 1.8 million for United States domestic federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the three months ended March 31, 2009 is an accrual for uncertain tax positions of $ 0.2 million. The tax provision for the three months ended March 31, 2010 does not include the effect of the federal research and development tax credit as such tax credit expired on December 31, 2009, and has not been reinstated for 2010. The tax provision for the three months ended March 31, 2009 included the effect of the federal research and development tax credit. The effective tax rate of 37.7% for the three months ended March 31, 2010 was lower than the effective tax rate of 45.4% for the three months ended March 31, 2009, principally driven by increased favorable permanent differences between GAAP and income tax reporting, including a higher estimate of the domestic manufacturing deduction, offset by the absence of the federal research and development tax credit, all of which had a reduced impact on an effective tax rate basis, as the current year income before income taxes was significantly higher as compared to the same period of the prior year.

Liquidity and Capital Resources
We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.
We expect to incur significant operating expenses, including expanded research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development expenses will be approximately $ 77.0 million and patent litigation expenses will be approximately $ 11.0 million for the 12 months ending December 31, 2010. We also anticipate incurring capital expenditures of approximately $ 20.0 million during the 12 months ending December 31, 2010, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California and our packaging and distribution facilities in the Commonwealth of Pennsylvania. In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash.
We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and /or licensing agreements, as well as from the equity and/or debt capital markets to fund the planned capital expenditures, our research and development plans, and potential revenue shortfalls due to delays in new product introductions.
Cash and Cash Equivalents
At March 31, 2010, we had $ 83.7 million in cash and cash equivalents, an increase of $ 52.0 million as compared to December 31, 2009. As more fully discussed below, the increase in cash and cash equivalents during the three months ended March 31, 2010 was primarily driven by $ 36.8 million of cash provided by operations, which included an increase in accounts payable and accrued expenses to be paid in subsequent periods. The increase in cash was also impacted by net maturities of short term investments of $ 12.0 million, and $ 4.7 million received from the exercise of stock options.
Cash Flows
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.
Net cash provided by operating activities for the three months ended March 31, 2010 was $ 37.6 million, an increase of $ 55.7 million as compared to the prior year period $ 18.1 million net cash used in operating activities.
The period-over-period increase in net cash provided by operating activities resulted principally from a higher net income and an increase in accounts payable and accrued expenses, partially offset by a higher accounts receivable balance. Net income increased by $ 129.3 million during the three months ended March 31, 2010 as compared to the same period in the prior year driven primarily by the launch of our generic tamsulosin product in March 2010. In addition, higher levels of accounts payable and accrued expenses resulted in a period-over-period increase of $ 68.2 million in cash flows. The increases noted above were partially offset by higher accounts receivable which increased to $ 324.7 million at March 31, 2010, resulting in a $ 138.9 million use of cash flows, compared to the same period in the prior year when accounts receivable resulted in a $ 18.5 million use of cash flows. The increased level of accounts receivable at March 31, 2010 was primarily the result of higher product sales due to the launch of our tamsulosin product in March 2010, and of our mixed amphetamine salts products in October 2009. We commenced sales of our tamsulosin product on March 2, 2010 and had (contractual) market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our future tamsulosin product sales, however, are not likely to remain at this level, as competing generic versions of the product entered the market in late April 2010 (at the conclusion of the contractual exclusivity period), and are likely to result in both price erosion and reduction of our market-share. (See Results of Operations above for additional discussion.)

Net cash provided by investing activities for the three months ended March 31, 2010, amounted to $ 8.9 million, an increase of $ 22.4 million as compared to the prior year period $ 13.4 million use of cash flows in investing activities, with the change due to a period-over-period $ 21.6 million net increase in the maturity of short-term investments, and $ 0.8 million in lower expenditures on property, plant and equipment. Net maturities of short-term investments during the three months ended March 31, 2010 resulted in a $ 12.0 million source of cash flows, as compared to a $ 9.6 million use of cash flows from net purchases of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the three months ended March 31, 2010 amounted to $ 3.1 million as compared to $ 3.9 million for the prior year period. We expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business.
Net cash provided by financing activities for the three months ended March 31, 2010 was approximately $ 5.4 million, representing an increase of $ 5.1 million as compared to the prior year period $ 0.3 million of net cash provided by financing activities. The period-over-period increase in net cash provided by financing activities was primarily due to an increase in (aggregate) cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan (ESPP) of $ 4.7 million for the three months ended March 31, 2010, as compared to $ 0.3 million received in the prior year period.

Outstanding Debt Obligations
Senior Lenders; Wachovia Bank
We have a $ 35.0 million revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a June 30, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of March 31, 2010 and December 31, 2009, respectively.
The interest rate for the revolving credit facility is either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions. We are required to pay an unused line fee of 50 basis points per annum and a servicing fee of $ 1,500 during any month in which no revolver loans are outstanding. During the three months ended March 31, 2010 and 2009, we paid to Wachovia Bank unused line fees of $ 44,000 and $ 40,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio, applicable only for periods during which our net cash position is less than $ 50.0 million, requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. We are limited to capital expenditures of no more than $ 25.0 million for each calendar year. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At March 31, 2010, we were in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

Recent Accounting Pronouncements
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
In January 2010, the FASB issued Accounting Standards Update No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides amendments to Subtopic 810-10, and related guidance within US GAAP, to clarify the scope of the decrease in ownership provisions. For those entities that have already adopted Statement 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted Statement 160. Upon becoming effective this update did not have an impact on our consolidated financial statements.
In March 2010, the FASB approved the “Milestone Method of Revenue Recognition,” which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application, for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If an entity elects early application in a period that is not the first reporting period of its fiscal year, then the guidance must be applied retrospectively from the beginning of that fiscal year. We will determine the impact of the new accounting standard as we achieve milestones, and earn payments under either new or existing revenue arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the quantitative and qualitative disclosures about market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 4. CONTROLS AND PROCEDURES
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Endo Pharmaceuticals Inc., et al. v. Impax Laboratoires, Inc. (Oxymorphone)
In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against us in the U.S. District Court for the District of Delaware, requesting a declaration our Paragraph IV Notices with respect to our ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to our amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases have subsequently been transferred to the U.S. District Court for the District of New Jersey. We have filed an answer and counterclaims. Discovery is completed. The court issued its Markman decision and final pretrial orders in March 2010. No trial date has been set.
Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)
In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against us in the U.S. District Court for the Southern District of New York, alleging our filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. We filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on our ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600, expiring on September 25, 2012 with pediatric exclusivity, we agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the ‘600 patent not invalid on January 20, 2010, and that decision is on appeal to the U.S. Court of Appeals for the Federal Circuit. Discovery is proceeding in the case, and no trial date has been set.

Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. Abbott Laboratories and Laboratories Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against us in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. We have filed an answer and counterclaim. Fact discovery closes December 31, 2010.
Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam)
In January 2010, Daiichi Sankyo, Inc. and Genzyme Corporation (together, “Genzyme”) filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Colesevelam Hydrochloride Tablets, 625 mg, generic to Welchol®. We have filed an answer and counterclaim. Fact discovery closes June 30, 2011, and no trial date has been scheduled.
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)
In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against us in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. We have filed an answer.
Shionogi Pharma, Inc. and LifeCycle Pharma A/S v. Impax Laboratories, Inc. (Fenofibrate)
In April 2010, Shionogi Pharma, Inc. and LifeCycle Pharma A/S filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Fenofibrate Tablets, 40 and 120 mg, generic to Fenoglide®. We have not yet filed our answer.

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
Budeprion XL Litigation
In June 2009, we were named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. Discovery and other deadlines are stayed pending resolution of our motion to dismiss the actions based on several grounds, including the doctrines of federal law preemption and primary jurisdiction.

ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Legislative or regulatory reform of the healthcare system in the United States may harm our future business.
Healthcare costs have risen significantly over the past decade. On March 23, 2010, President Obama signed the “Patient Protection and Affordable Care Act” (H.R. 3590, P.L. 111-148) and on March 30, 2010, the President signed the “Health Care and Education Reconciliation Act” (H.R. 4872, P.L. 111-152), collectively referred to as the “Healthcare Reform Law,” which, among other things, requires most individuals to have health insurance (effective January 1, 2014), establishes new regulations on health plans (with the earliest changes for certain benefits beginning with plan years commencing after September 23, 2010), creates insurance exchanges (effective January 2014) and imposes new requirements and changes in reimbursement or funding for healthcare providers, device manufacturers and pharmaceutical companies (with the earliest changes effective on March 23, 2010) and other changes staged in thereafter. The Healthcare Reform Law may impose additional requirements and obligations upon our company, which, to a certain extent, will depend upon the mix of products we sell. These changes include, among other things:
•
revisions to the Medicaid rebate program by: (a) increasing the rebate percentage for branded drugs dispensed after December 31, 2009 to 23.1% of the average manufacturer price, referred to as “AMP,” with limited exceptions, (b) increasing the rebate for outpatient generic, multiple source drugs dispensed after December 31, 2009 to 13% of AMP; (c) changing the definition of AMP; and (d) effective January 1, 2011, the Medicaid rebate program will be extended to Medicaid managed care plans, with limited exception;

•
the imposition of annual fees upon manufacturers or importers of branded prescription drugs, which fees will be in amounts determined by the Secretary of Treasury based upon market share and other data;

•	providing a 50% discount on brand-name prescriptions filled in the Medicare Part D coverage gap beginning in 2011;
•	imposing increased penalties for the violation of fraud and abuse laws and funding for anti-fraud activities; and
•
creating a new pathway for approval of biosimilar biological products and granting an exclusivity period of 12 years for branded drug manufacturers of biological products before biosimilar products can be approved for marketing in the U.S.

While the aforementioned Healthcare Reform Law may increase the number of patients who have insurance coverage for our products, such insurance mandate does not commence until January 2014, and the Healthcare Reform Law also restructures payments to Medicare managed care plans and reduces reimbursements to many institutional customers. Accordingly, the timing on the insurance mandate, the change in the Medicaid rebate levels, the additional fees imposed upon our company if it markets branded drugs, other compliance obligations, and the reduced reimbursement levels to institutional customers may result in a loss of revenue and could adversely affect our business. In addition, the Healthcare Reform Law contemplates the promulgation of significant future regulatory action which may also further affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the purchases of our equity securities by us during the quarter ended March 31, 2010.

Total
Number of
Shares (or
Units)
			Purchased	Maximum Number (or
			as Part of	Approximate Dollar
		Average	Publicly	Value) of Shares (or
	Total Number of	Price Paid	Announced	Units) that May Yet
	Shares (or Units)	Per Share	Plans or	Be Purchased Under
Period	Purchased(1)	(or Unit)	Programs	the Plans or Programs
January 1, 2010 to January 31, 2010	—	—	—	—

February 1, 2010 to February 28, 2010	36,463 shares of common stock	$13.79	—	—

March 1, 2010 to March 31, 2010	7,829 shares of common stock	$16.48	—	—

(1)
Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
10.1.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated as of December 31, 2007 and effective as of January 1, 2008.*
10.1.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.*
10.2	Employment Agreement dated as of January 1, 2010 between the Company and Larry Hsu, Ph.D.* (1)
10.3	Employment Agreement dated as of January 1, 2010 between the Company and Arthur A. Koch, Jr.* (1)
10.4	Employment Agreement dated as of January 1, 2010 between the Company and Christopher Mengler, R.Ph.* (1)
10.5	Employment Agreement dated as of January 1, 2010 between the Company and Michael J. Nestor.* (1)
10.6	Employment Agreement dated as of January 1, 2010 between the Company and Charles V. Hildenbrand.* (1)
10.7	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of March 19, 2010, by and among the Company and Wachovia Bank, National Association.
11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2010	Impax Laboratories, Inc.
	By:	/s/ Larry Hsu, Ph.D.
		Name:	Larry Hsu, Ph.D.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Arthur A. Koch, Jr.
		Name:	Arthur A. Koch Jr.
		Title:	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated as of December 31, 2007 and effective as of January 1, 2008.*
10.1.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.*
10.2	Employment Agreement dated as of January 1, 2010 between the Company and Larry Hsu, Ph.D.* (1)
10.3	Employment Agreement dated as of January 1, 2010 between the Company and Arthur A. Koch, Jr.* (1)
10.4	Employment Agreement dated as of January 1, 2010 between the Company and Christopher Mengler, R.Ph.* (1)
10.5	Employment Agreement dated as of January 1, 2010 between the Company and Michael J. Nestor.* (1)
10.6	Employment Agreement dated as of January 1, 2010 between the Company and Charles V. Hildenbrand.* (1)
10.7	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of March 19, 2010, by and among the Company and Wachovia Bank, National Association.
11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.