Form 10-Q
period 2010-06-30
IMPAX LABORATORIES INC
filed 2010-08-05
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2010, there were 63,435,696  shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Impax Laboratories, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,444	$31,770
Short-term investments	150,666	58,599
Accounts receivable, net	136,015	185,854
Inventory, net	42,576	49,130
Current portion of deferred product manufacturing costs-alliance agreements	10,647	11,624
Current portion of deferred income taxes	35,047	32,286
Prepaid expenses and other current assets	2,380	4,748

Total current assets	554,775	374,011

Property, plant and equipment, net	103,021	101,650
Deferred product manufacturing costs-alliance agreements	96,962	96,619
Deferred income taxes, net	43,086	48,544
Other assets	22,704	12,358
Goodwill	27,574	27,574

Total assets	$848,122	$660,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$20,291	$23,295
Accrued expenses	73,144	62,055
Accrued income taxes payable	47,054	31,627
Accrued profit sharing and royalty expenses	30,671	53,695
Current portion of deferred revenue-alliance agreements	33,477	33,196

Total current liabilities	204,637	203,868

Deferred revenue-alliance agreements	224,347	224,522
Other liabilities	12,034	10,139

Total liabilities	$441,018	$438,529

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at June 30, 2010 and December 31, 2009	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 63,659,520 and 62,210,089 shares issued at June 30, 2010 and December 31, 2009, respectively	637	622
Additional paid-in capital	244,263	223,239
Treasury stock — 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income (loss)	493	(524)
Retained earnings	163,661	828

	406,897	222,008
Noncontrolling interest	207	219

Total stockholders’ equity	407,104	222,227

Total liabilities and stockholders’ equity	$848,122	$660,756

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Global Product sales, net	$137,638	$37,387	$446,743	$76,508
Private Label Product sales	339	2,220	1,011	3,517
Rx Partner	5,802	11,119	10,705	21,855
OTC Partner	2,309	1,628	4,074	3,486
Research Partner	3,494	2,833	6,879	5,444
Promotional Partner	3,500	3,224	7,003	6,508
Other	—	5	—	11

Total revenues	153,082	58,416	476,415	117,329

Cost of revenues	68,892	27,284	148,468	53,534

Gross profit	84,190	31,132	327,947	63,795

Operating expenses:
Research and development	21,684	15,712	39,993	31,502
Patent litigation	1,769	1,394	3,753	2,411
Litigation settlement	—	619	—	855
Selling, general and administrative	11,443	9,420	23,929	20,905

Total operating expenses	34,896	27,145	67,675	55,673

Income from operations	49,294	3,987	260,272	8,122

Other (expense) income, net	(25)	3	(42)	58
Interest income	192	307	274	456
Interest expense	(23)	(256)	(70)	(550)

Income before income taxes	49,438	4,041	260,434	8,086
Provision for income taxes	18,130	1,043	97,613	2,879

Net income before noncontrolling interest	31,308	2,998	162,821	5,207
Add back loss attributable to noncontrolling interest	40	15	12	25

Net income	$31,348	$3,013	$162,833	$5,232

Net Income per share:
Basic	$0.51	$0.05	$2.65	$0.09

Diluted	$0.48	$0.05	$2.51	$0.09

Weighted average common shares outstanding:
Basic	61,876,599	60,112,308	61,444,707	59,912,829

Diluted	65,538,805	60,552,344	64,887,770	60,384,179

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended
	June 30,	June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$162,833	$5,232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	6,068	5,192
Amortization of 3.5% Debentures discount and deferred financing costs	—	301
Amortization of Wachovia Credit Agreement deferred financing costs	25	25
Bad debt expense	153	45
Deferred income taxes (benefit)	7,026	(6,972)
Provision for uncertain tax positions	24	463
Tax benefit related to the exercise of employee stock options	(4,329)	—
Deferred revenue-Alliance Agreements	21,764	33,891
Deferred product manufacturing costs-Alliance Agreements	(8,791)	(15,957)
Deferred revenue recognized-Alliance Agreements	(21,658)	(30,785)
Amortization deferred product manufacturing costs-Alliance Agreements	9,425	13,884
Accrued profit sharing and royalty expense	71,902	424
Profit sharing and royalty payments	(94,925)	(277)
Payments on exclusivity period fee	—	(6,000)
Payments on accrued litigation settlements	(5,865)	(4,556)
Share-based compensation expense	5,234	3,193
Accretion of interest income on short-term investments	(168)	(277)
Changes in assets and liabilities:
Accounts receivable	49,686	(10,269)
Inventory	6,554	(703)
Prepaid expenses and other assets	(7,852)	1,899
Accounts payable, accrued expenses and income taxes payable	29,151	7,751
Other liabilities	1,859	1,437

Net cash provided by (used in) operating activities	$228,116	$(2,059)

Cash flows from investing activities:
Purchase of short-term investments	(195,450)	(41,772)
Maturities of short-term investments	103,551	31,687
Purchases of property, plant and equipment	(7,690)	(5,367)

Net cash (used in) investing activities	$(99,589)	$(15,452)

Cash flows from financing activities:
Repayment of long-term debt	—	(12,823)
Tax benefit related to the exercise of employee stock options	4,329	—
Proceeds from exercise of stock options and ESPP	12,818	3,257

Net cash provided by (used in) financing activities	$17,147	$(9,566)

Net increase (decrease) in cash and cash equivalents	$145,674	$(27,077)
Cash and cash equivalents, beginning of period	$31,770	$69,275

Cash and cash equivalents, end of period	$177,444	$42,198

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended
	June 30,	June 30,
(in $000s)	2010	2009
Cash paid for interest	$70	$511

Cash paid for income taxes	$75,195	$97

Unpaid vendor invoices of approximately $ 3,613,000 and $ 1,467,000 which were accrued as of June 30, 2010 and 2009, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
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
The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 58.11% majority ownership interest at June 30, 2010. All significant intercompany accounts and transactions have been eliminated.
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

2. REVENUE RECOGNITION
The Company recognizes revenue when the earnings process is complete, which under SEC Staff Accounting Bulletin No. 104, Topic No. 13, “Revenue Recognition” (“SAB 104”), is when revenue is realized or realizable and earned, and, additionally: there is persuasive evidence a revenue arrangement exists; delivery of goods or services has occurred; the sales price is fixed or determinable, and collectibility is reasonably assured.
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
Medicaid Rebate — As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program. The Company determines its estimated Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact the Company’s estimate of Medicaid rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Medicaid rebate accrual for the six months ended June 30, 2010 includes the effect of the increase in the Medicaid rebate rates, which were effective on a retroactive basis to January 1, 2010, resulting from the March 2010 enactment into law of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (the “Acts”). The change in the Medicaid rebate rates resulting from the Acts did not have a material impact on the Company’s results of operations. The Company records estimates for Medicaid rebates as a deduction from gross sales, with corresponding adjustments to accrued liabilities.
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

2. REVENUE RECOGNITION (continued)
Research Partner:
The “Research Partner” line item of the statement of operations includes revenue recognized under development agreements with other unrelated third-party pharmaceutical companies. The development agreements generally obligate the Company to provide research and development services over multiple periods. In exchange for this service, the Company received upfront payments upon signing of each development agreement and is eligible to receive contingent milestone payments, based upon the achievement of contractually specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under one of these development agreements. Revenue received from the provision of research and development services, including the upfront payment and the contingent milestone payments, if any, will be deferred and recognized on a straight line basis over the expected period of performance of the research and development services. Royalty fee income, if any, will be recognized by the Company as current period revenue when earned. The Company determined these agreements do not include multiple deliverables under FASB ASC Topic 605.
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
A summary of short-term investments as of June 30, 2010 and December 31, 2009 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
June 30, 2010	Cost	Gains	Losses	Value
Commercial paper	$59,692	$4	$(7)	$59,689
Government sponsored enterprise obligations	87,239	52	—	87,291
Corporate bonds	3,495	—	(13)	3,482
Certificates of deposit	240	—	—	240

Total short-term investments	$150,666	$56	$(20)	$150,702

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Commercial paper	$13,387	$4	$(1)	$13,390
Government sponsored enterprise obligations	41,953	32	(1)	41,984
Corporate bonds	3,021	1	(1)	3,021
Certificates of deposit	238	—	—	238

Total short-term investments	$58,599	$37	$(3)	$58,633

5. ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows:

	June 30,	December 31,
(in $000’s)	2010	2009
Gross accounts receivable	$191,132	$254,094
Less: Chargeback reserve	(25,669)	(21,448)
Less: Rebate reserve	(19,521)	(37,781)
Less: Other deductions	(9,927)	(9,011)

Accounts receivable, net	$136,015	$185,854

A roll forward of the chargeback and rebate reserves activity for the six months ended June 30, 2010 and the year ended December 31, 2009 is as follows:

(in $000’s)	June 30,	December 31
Chargeback reserve	2010	2009

Beginning balance	$21,448	$4,056
Provision recorded during the period	105,588	126,105
Credits issued during the period	(101,367)	(108,713)

Ending balance	$25,669	$21,448

(in $000’s)	June 30,	December 31
Rebate reserve	2010	2009

Beginning balance	$37,781	$4,800
Provision recorded during the period	51,767	72,620
Credits issued during the period	(70,027)	(39,639)

Ending balance	$19,521	$37,781

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $ 558,000 and $ 372,000 at June 30, 2010 and December 31, 2009, respectively.

6. INVENTORY
Inventory, net at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
(in $000’s)	2010	2009
Raw materials	$32,204	$30,758
Work in process	3,235	2,768
Finished goods	13,846	17,051

Total inventory, net	$49,285	$50,577

Less: Non-current inventory, net	(6,709)	(1,447)

Total inventory-current, net	$42,576	$49,130

The balance of inventory carrying value reserves were $ 6,618,000 and $ 4,646,000 at June 30, 2010 and December 31, 2009, respectively.
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
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory, less reserves, was approximately $ 1,939,000 and $ 8,702,000 at June 30, 2010 and December 31, 2009, respectively.
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

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
(in $000’s)	2010	2009
Land	$2,270	$2,270
Buildings and improvements	79,468	77,778
Equipment	64,407	59,612
Office furniture and equipment	7,657	7,425
Construction-in-progress	5,589	4,880

Property, plant and equipment, gross	$159,391	$151,965

Less: Accumulated depreciation	(56,370)	(50,315)

Property, plant and equipment, net	$103,021	$101,650

Depreciation expense was $ 3,122,000 and $ 2,648,000 for the three months ended June 30, 2010 and 2009, respectively, and $ 6,068,000 and $ 5,192,000 for the six months ended June 30, 2010 and 2009, respectively.

8. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses:

	June 30	December 31
(in $000’s)	2010	2009
Payroll-related expenses	$14,298	$15,274
Product returns	32,265	22,114
Shelf stock adjustments	563	225
Medicaid rebates	17,739	9,759
Physician detailing sales force fees	2,350	2,449
Legal and professional fees	3,265	3,660
Litigation settlements	—	5,865
Other	2,664	2,709

Total accrued expenses	$73,144	$62,055

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
On January 28, 2009, the Company entered into an agreement settling the securities class actions pending in the United States District Court for the Northern District of California. Under the terms of the settlement, plaintiffs agreed to dismiss the actions with prejudice, and defendants, including the Company, without admitting the allegations or any liability, agreed to pay the plaintiff class $ 9.0 million, of which the Company paid approximately $ 3.4 million in January 2009, with the balance paid by the Company’s directors and officers liability insurance carriers. The Company recorded an accrued expense for its portion of the settlement payment, in the year ended December 31, 2008.
Taiwan Facility Construction
The Company has constructed a facility in Jhunan Taiwan, R.O.C., intended to be utilized for manufacturing, research and development, warehouse, and administrative space. In conjunction with the construction of this facility, the Company entered into several contracts aggregating approximately $ 16,617,000 as of June 30, 2010. As of June 30, 2010, the Company had remaining obligations under these contracts of approximately $ 1,164,000, which is included in the other line in the table above. The Company cumulatively capitalized interest expense of $ 596,000 in conjunction with the construction of the Taiwan facility.
Product Returns
The Company maintains a product return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, the Rx Partner, and the OTC Partners alliance agreements generally are not subject to returns. A roll forward of the product return reserve for the six months ended June 30, 2010 and the year ended December 31, 2009, is as follows:

(in $000’s)	June 30,	December 31,
Product Return Reserve	2010	2009
(in $000’s)
Beginning balance	$22,114	$13,675
Provision related to sales recorded in the period	11,996	11,847
Credits issued during the period	(1,845)	(3,408)

Ending balance	$32,265	$22,114

Purchase Order Commitments
As of June 30, 2010, the Company had approximately $ 25,615,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

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
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share-based compensation, the domestic manufacturing deduction, and state research and development credits, among others.
During the six months ended June 30, 2010, the Company recorded a tax provision of $ 97,613,000 for United States domestic income taxes and for foreign income taxes. The six months ended June 30, 2010 tax provision also included an accrual for uncertain tax positions of $ 24,000. In the six months ended June 30, 2009, the Company recorded a tax provision of $ 2,879,000 for United States domestic income taxes and for foreign income taxes. The six months ended June 30, 2009 tax provision also included an accrual for uncertain tax positions of $ 463,000. The increase in the tax provision was driven by higher income before taxes in the six months ended June 30, 2010. The tax provision for the six months ended June 30, 2010 does not include the effect of the federal research and development tax credit which expired on December 31, 2009, and as of the June 30, 2010 balance sheet date, has not been reinstated. The tax provision for the six months ended June 30, 2009 included the effect of the federal research and development tax credit.

10. REVOLVING LINE OF CREDIT
The Company has a $ 35,000,000 revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a September 30, 2010 expiration date, effective with a fifth amendment to the Credit Agreement executed in July 2010. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of June 30, 2010 and December 31, 2009, respectively.
The interest rate for the revolving credit facility is set at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions. The Company is required to pay an unused line fee of 50 basis points per annum and a servicing fee of $ 1,500 during any month in which no revolver loans are outstanding. During the six months ended June 30, 2010 and 2009, the Company paid unused line fees of $ 88,000 and $ 83,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio, applicable only for periods during which the Company’s net cash position is less than $ 50.0 million, requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. The Company is limited to capital expenditures of no more than $ 25.0 million for each calendar year. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At June 30, 2010, the Company was in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

11. ALLIANCE AND COLLABORATION AGREEMENTS
Strategic Alliance Agreement with Teva
The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	Six Months
	Ended	Inception
(in $000’s)	June 30,	Through
Deferred revenue	2010	Dec 31, 2009
Beginning balance	$202,032	$—
Additions:
Product-related and cost sharing	10,084	417,269
Exclusivity charges	—	(50,600)
All other	—	12,527

Total additions	$10,084	$379,196

Less: amount recognized	(10,702)	(177,164)

Total deferred revenue	$201,414	$202,032

	Six Months
(in $000’s)	Ended	Inception
Deferred product	June 30,	Through
manufacturing costs	2010	Dec 31, 2009
Beginning balance	$94,040	$—
Additions	7,416	175,565
Less: amount amortized	(6,030)	(81,525)

Total deferred product manufacturing costs	$95,426	$94,040

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
OTC Partners Alliance Agreements
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	Six Months
	Ended	Inception
(in $000’s)	June 30	Through
Deferred revenue	2010	Dec 31, 2009
Beginning balance	$16,162	$—
Additions:
Upfront fees and milestone payments	—	8,436
Cost-sharing and other	—	1,642
Product-related deferrals	1,680	83,826

Total additions	$1,680	$93,904

Less: amount recognized	(4,074)	(77,742)

Total deferred revenue	$13,768	$16,162

	Six Months
(in $000’s)	Ended	Inception
Deferred product	June 30,	Through
manufacturing costs	2010	Dec 31, 2009
Beginning balance	$14,203	$—
Additions	1,375	77,870
Less: amount amortized	(3,395)	(63,667)

Total deferred product manufacturing costs	$12,183	$14,203

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Joint Development Agreement with Medicis Pharmaceutical Corporation
The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product. Under the provisions of The Joint Development Agreement the Company received a $ 40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate $ 12,000,000 in milestone payments composed of two $ 5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, and a $ 2,000,000 milestone payment received in December 2009. The Company has the potential to receive up to an additional $ 11,000,000 of contingent milestone payments upon achievement of certain contractually specified clinical and regulatory milestones, as well as the potential to receive royalty payments from sales, if any, by Medicis of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a 50% gross profit share on sales, if any, of such products.
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the Joint Development Agreement with Medicis:

	Six Months
	Ended	Inception
(in $000’s)	June 30,	Through
Deferred revenue	2010	Dec 31, 2009
Beginning balance	$39,487	$—
Additions:
Upfront fees and milestone payments	—	52,000
Product-related deferrals	—	—

Total additions	$—	$52,000

Less: amount recognized	(6,769)	(12,513)

Total deferred revenue	$32,718	$39,487

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Agreements with Shire LLC
License and Distribution Agreement
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the License and Distribution Agreement with Shire, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product. The Company accrued a profit share payable of $ 71,905,000 and $ 0 on sales of the AG Product during the six months ended June 30, 2010 and 2009, respectively, with a corresponding charge included in the Cost of revenues line on the consolidated statement of operations.
Promotional Services Agreement
In January 2006, the Company entered into a Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Shire Agreement”), under which the Company was engaged to perform physician detailing sales calls services in support of Shire’s Carbatrol® product. The Company was obligated to perform the detailing sales calls for a period of three years which began on July 1, 2006 and ended on June 30, 2009. The Shire Agreement required Shire to pay the Company a sales force fee of up to $ 200,000 annually for each of as many as 66 sales force members. The Company recognized $ 0 and $ 6,508,000 in sales force fee revenue for the six months ended June 30, 2010 and 2009, respectively, under the Shire Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the consolidated statement of operations.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Co-Promotion Agreement with Pfizer
In March 2010, the Company and Pfizer entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Co-Promotion Agreement”). Under the terms of the Co-Promotion Agreement, effective April 1, 2010, the Company provides physician detailing sales call services for Pfizer’s Lyrica® product to neurologists. The Company receives a fixed fee, subject to annual cost adjustment, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. Under the terms of the Co-Promotion Agreement, the fixed fee payment structure was effective January 1, 2010. There is no opportunity for the Company to earn incentive fees under the terms of the Co-Promotion Agreement. Pfizer is responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the physician detailing sales force fee revenue as the related services are performed and the performance obligations are met. The Company recognized $ 7,003,000 and $ 0 in the six months ended June 30, 2010 and 2009, respectively, under the Co-Promotion Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the consolidated statement of operations.
As noted above, the Company previously entered into a three year Co-Promotion Agreement with Wyeth, an unrelated third-party pharmaceutical company, prior to Wyeth becoming a wholly-owned subsidiary of Pfizer, under which the Company performed physician detailing sales calls for the Wyeth Pristiq® product to neurologists, with such services commencing on July 1, 2009, and ending in connection with the amendment of the Co-Promotion Agreement described above. Wyeth paid the Company a service fee, subject to an annual cost adjustment, for each physician detailing sales call. During the term of the Co-Promotion Agreement, before being amended, the Company was required to complete a minimum and maximum number of physician detailing sales calls. Wyeth was responsible for providing sales training to the Company’s sales force. Wyeth owned the product and was responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognized service fee revenue as the related physician detailing sales call services were performed and the performance obligations were met. The Company did not earn any incentive fee revenue under the terms of the (former) Wyeth Co-Promotion Agreement.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.
In June 2010, the Company and Endo Pharmaceuticals, Inc. (“Endo”) entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead branded product candidate (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $ 10,000,000 up-front payment. The Company has the potential to receive up to an additional $ 30,000,000 of contingent payments upon achievement of certain specified clinical and regulatory milestones. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists.
The $ 10,000,000 up-front payment is being recognized as revenue on a straight-line basis over a period of 91 months, which is the estimated expected period of performance of the Company’s research and development activities, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company’s NDA. The FDA approval of the NDA for the Endo Agreement Product represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue-alliance agreement.” Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the estimated expected period of performance.
Upon FDA approval of the Company’s NDA for the Endo Agreement Product, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for the sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Exclusive License, Development and Supply Agreement with Putney
On July 31, 2007, the Company, and Putney Inc. (“Putney”), entered into an Exclusive License, Development and Supply Agreement (“Agreement”). Under the Agreement, the Company and Putney agreed to collaborate on the development and commercialization of a generic equivalent of the Rimadyl® chewable tablets in 25mg, 75mg, and/or 100mg dosage strengths. In May 2009, the Company received a $ 50,000 milestone payment from Putney upon completion of successful pivotal bioequivalence studies. The Company has the potential to receive a $ 50,000 contingent additional milestone payment upon final FDA approval of an Abbreviated New Animal Drug Application (“ANADA”). To the extent the ANADA is approved by FDA, the Company will be the exclusive manufacturer of the product, while Putney will have exclusive rights to market and sell the product in the United States. Putney will pay the Company a profit share on any sales of the new product. The term of the Agreement is a period of six years from the date of first commercial sale. At this time, the Company estimates a March 2011 FDA ANADA approval and product launch. Accordingly, the life of the Agreement with Putney is currently estimated to be a period of 116 months beginning on the July 31, 2007 signing date, and ending on March 31, 2017.

12. SHARE-BASED COMPENSATION
The Company recognizes the fair value of each stock option and restricted share over its vesting period. Stock options and restricted stock awards are granted under the Company’s Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years.
Total share-based compensation expense recognized in the consolidated statement of operations was as follows:

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
(in $000’s)	2010	2009	2010	2009

Manufacturing expenses	$461	$387	$1,360	$736
Research and development	840	648	1,738	1,250
Selling, general & administrative	1,060	721	2,136	1,207

Total	$2,361	$1,756	$5,234	$3,193

The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share
Outstanding at December 31, 2009	8,229,818	$9.87

Options granted	319,000	$20.17
Options exercised	(1,350,720)	$8.88
Options forfeited	(104,998)	$9.15

Outstanding at June 30, 2010	7,093,100	$10.54

Vested and expected to vest at June 30, 2010	7,589,065	$10.53

Options exercisable at June 30, 2010	3,886,548	$11.50

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
A summary of the Company’s non-vested restricted stock awards is presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value
Non-vested at December 31, 2009	1,152,923	$7.72
Granted	156,700	$18.63
Vested	(219,970)	$7.63
Forfeited	(40,190)	$8.53

Non-vested at June 30, 2010	1,049,463	$9.34

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

12. SHARE-BASED COMPENSATION (continued)
As of June 30, 2010, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $ 23,242,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.3 years. The intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $ 12,897,000 and $ 2,690,000, respectively. The total fair value of restricted stock awards which vested during the six months ended June 30, 2010 and 2009 was $ 1,677,000 and $ 285,000, respectively. In May 2010, the Company’s stockholders approved an increase of 2,000,000 in the number of shares available for issuance of equity incentive awards including stock options, restricted stock awards and stock appreciation rights under the Company’s 2002 Plan. As of June 30, 2010, the Company had 3,128,336 shares of common stock available for issuance of stock options, restricted stock awards or stock appreciation rights.

13. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $ 0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the six months ended June 30, 2010 and 2009, the Company did not issue any preferred stock.
Common Stock
The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $ 0.01 par value.
Shareholders Rights Plan
On January 20, 2009, the Board of Directors approved the adoption of a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. Under certain circumstances, if a person or group acquires, or announces its intention to acquire, beneficial ownership of 20% or more of the Company’s outstanding common stock, each holder of such right (other than the third party triggering such exercise), would be able to purchase, upon exercise of the right at a $ 15 exercise price, subject to adjustment, the number of shares of the Company’s common stock having a market value of two times the exercise price of the right. Subject to certain exceptions, if the Company is consolidated with, or merged into, another entity and the Company is not the surviving entity in such transaction or shares of the Company’s outstanding common stock are exchanged for securities of any other person, cash or any other property, or more than 50% of the Company’s assets or earning power is sold or transferred, then each holder of the rights would be able to purchase, upon the exercise of the right at a $15 exercise price, subject to adjustment, the number of shares of common stock of the third party acquirer having a market value of two times the exercise price of the right. The rights expire on January 20, 2012, unless extended by the Board of Directors. In connection with the shareholder rights plan, the Board of Directors designated 100,000 shares of series A junior participating preferred stock.

14. EARNINGS PER SHARE
The company’s earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of common shares outstanding for the period, along with diluted earnings per share, computed by dividing net income by the weighted-average number of common shares adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per common share for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
(in $000’s except per share amounts)	2010	2009	2010	2009

Numerator:
Net income	$31,348	$3,013	$162,833	$5,232

Denominator:
Weighted average common shares outstanding	61,876,599	60,112,308	61,444,707	59,912,829

Effect of dilutive options and common stock purchase warrants	3,662,206	440,036	3,443,063	471,350

Diluted weighted average common shares outstanding	65,538,805	60,552,344	64,887,770	60,384,179

Basic net income per share	$0.51	$0.05	$2.65	$0.09

Diluted net income per share	$0.48	$0.05	$2.51	$0.09

For the three months ended June 30, 2010 and 2009, the Company excluded 1,071,691 and 7,671,619, respectively and for the six months ended June 30, 2010 and 2009, the Company excluded 1,234,941 and 7,733,856, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.
15. COMPREHENSIVE INCOME

	Three Months Ended:		Six Months Ended:
	June 30,	June 30,	June 30,	June 30,
(in $000’s)	2010	2009	2010	2009

Net income	$31,348	$3,013	$162,833	$5,232
Currency translation adjustments	670	729	1,017	29

Comprehensive income	32,018	3,742	163,850	5,261

Comprehensive income attributable to the noncontrolling interest	—	—	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$32,018	$3,742	$163,850	$5,261

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
The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in product co-promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities. The Company also generates revenue from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Research Partner” revenue on the consolidated statement of operations. The Company provides these services through the research and development group in its Impax Division.
The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of “Revenue Recognition” and in the “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2009. The Company has no inter-segment revenue.

16. SEGMENT INFORMATION (continued)
The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended June 30, 2010	Division	Division	and Other	Company
Revenue, net	$149,472	$3,610	$—	$153,082
Cost of revenue	65,599	3,293	—	68,892
Research and development	10,929	10,755	—	21,684
Patent Litigation	1,769	—	—	1,769
Income (loss) before provision for income taxes	$68,062	$(11,176)	$(7,448)	$49,438

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended June 30, 2009	Division	Division	and Other	Company
Revenue, net	$55,192	$3,224	$—	$58,416
Cost of revenue	24,007	3,277	—	27,284
Research and development	9,578	6,134	—	15,712
Patent Litigation	1,394	—	—	1,394
Income (loss) before provision for income taxes	$17,740	$(6,914)	$(6,785)	$4,041

(in $000’s)	Global	Impax	Corporate	Total
Six Months Ended June 30, 2010	Division	Division	and Other	Company
Revenue, net	$469,302	$7,113	$—	$476,415
Cost of revenue	142,031	6,437	—	148,468
Research and development	20,364	19,629	—	39,993
Patent Litigation	3,753	—	—	3,753
Income (loss) before provision for income taxes	$296,706	$(20,500)	$(15,772)	$260,434

(in $000’s)	Global	Impax	Corporate	Total
Six Months Ended June 30, 2009	Division	Division	and Other	Company
Revenue, net	$110,821	$6,508	$—	$117,329
Cost of revenue	47,240	6,294	—	53,534
Research and development	19,853	11,649	—	31,502
Patent Litigation	2,411	—	—	2,411
Income (loss) before provision for income taxes	$36,251	$(13,202)	$(14,963)	$8,086

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

17. LEGAL AND REGULATORY MATTERS (continued)
Patent Infringement Litigation
AstraZeneca AD et al. v. Impax Laboratories, Inc. (Omeprazole)
In litigation commenced against the Company in the U.S. District Court for the District of Delaware in May 2000, AstraZeneca AB alleged the Company’s submission of an ANDA seeking FDA permission to market Omeprazole Delayed Release Capsules, 10mg, 20mg and 40mg, constituted infringement of AstraZeneca’s U.S. patents relating to its Prilosec® product and sought an order enjoining the Company from marketing its product until expiration of the patents. The case, along with several similar suits against other manufacturers of generic versions of Prilosec®, was subsequently transferred to the U.S. District Court for the Southern District of New York. In September 2004, following expiration of the 30-month stay, the FDA approved the Company’s ANDA, and the Company and its alliance agreement partner, Teva, commenced commercial sales of the Company’s product. In January 2005, AstraZeneca added claims of willful infringement, for damages, and for enhanced damages on the basis of this commercial launch. Claims for damages were subsequently dropped from the suit against the Company, but were included in a separate suit filed against Teva. In May 2007, the court found the product infringed two of AstraZeneca’s patents and these patents were not invalid. The court ordered FDA approval of the Company’s ANDA be converted to a tentative approval, with a final approval date not before October 20, 2007, the expiration date of the relevant pediatric exclusivity period. In August 2008, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision of infringement and validity. In January, 2010, AstraZeneca, Teva and the Company entered into a settlement agreement and the suits against both Teva and the Company were dismissed.
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
In June 2004, the court granted the Company’s motion for summary judgment of non-infringement with respect to two of the patents. The Company will have the opportunity to file additional summary judgment motions in the future and to assert both non-infringement and invalidity of the remaining patents (if necessary) at trial. No trial date has yet been set. In September 2005, Teva launched its Fexofenadine tablet products (generic to Allegra®), and Aventis and AMR moved for a preliminary injunction to bar Teva’s sales based on four of the patents in suit, which patents are common to the Allegra® and Allegra-D® litigations. The district court denied Aventis’s motion in January 2006, finding Aventis did not establish a likelihood of success on the merits, which decision was affirmed on appeal. Discovery is proceeding. No trial date has been set.

17. LEGAL AND REGULATORY MATTERS (continued)
Endo Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Oxymorphone)
In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against the Company in the U.S. District Court for the District of Delaware, requesting a declaration of the Company’s Paragraph IV Notices with respect to the Company’s ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to the Company’s amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases were subsequently transferred to the U.S. District Court for the District of New Jersey. The Company filed an answer and counterclaims. Discovery was completed. The court issued its Markman decision and final pretrial orders in March 2010. The Company and Endo entered into a Settlement and License Agreement, and this matter was dismissed, on June 15, 2010.
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

17. LEGAL AND REGULATORY MATTERS (continued)
Purdue Pharma Products L.P., et al. v. Impax Laboratories, Inc. (Tramadol)
In August 2008, Purdue Pharma Products L.P., Napp Pharmaceutical Group LTD., Biovail Laboratories International, SRL, and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (collectively, “Purdue”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Tramadol Hydrochloride Extended Release Tablets, 100 mg, generic to 100mg Ultram® ER. In November 2008, Purdue asserted additional infringement claims with respect to the Company’s amended ANDA, which added 200 mg and 300 mg strengths of the product. The Company filed answers and counterclaims to those complaints. In August 2009, one of the patents-in-suit, U.S. Patent No. 6,254,887, was found invalid in another ANDA case relating to Ultram® ER, Purdue Pharma Products L.P. et al, v. Par Pharmaceutical, Inc. et al., Case No. 07-255 (D. Del.) (“Par action”). The Par action is now on appeal to the U. S. Court of Appeals for the Federal Circuit. On November 16, 2009, the Company and Purdue agreed by stipulation to stay the case until the earlier of the following two events: (a) the Federal Circuit issues a mandate in the Par action or that action is otherwise disposed of, or (b) an undisclosed event. The Federal Circuit affirmed the decision of invalidity in the Par action on June 3, 2010.
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
Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. Discovery is proceeding, fact discovery closes on August 15, 2010, and no trial date has been set.
Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. The Company has filed an answer and counterclaim. Discovery is proceeding.
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
The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)
In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. The Company filed an answer and counterclaim. In October 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Galderma against another generic drug manufacturer that has filed an ANDA relating to this product and proceedings in this case were stayed. In June 2010, Galderma moved for a preliminary injunction to bar sales by the other generic manufacturer based on two of the patents in suit, which motion was granted by the magistrate judge in a decision finding Galderma had shown a likelihood of success on the merits.
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
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)
In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against the Company in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. The Company has filed an answer. Discovery is proceeding, and no trial date has been scheduled.
Shionogi Pharma, Inc. and LifeCycle Pharma A/S v. Impax Laboratories, Inc. (Fenofibrate)
In April 2010, Shionogi Pharma, Inc. and LifeCycle Pharma A/S filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 40 and 120 mg, generic to Fenoglide®. The Company has filed its answer.

17. LEGAL AND REGULATORY MATTERS (continued)
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate Powder)
In July 2010, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Powder, 2.4 g and 0.8 g packets, generic to Renvela® powder. The Company has not answered the complaint.
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
Budeprion XL Litigation
In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. The Company filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Discovery is proceeding, and no trial date has been scheduled.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected (unaudited) financial information for the quarterly period noted is as follows:

	Quarter Ended:
(in $000’s except per share amounts)	March 31, 2010	June 30, 2010
Revenue:
Global Product sales, gross	$425,986	$224,318
Less:
Chargebacks	56,168	49,420
Rebates	29,425	16,739
Product Returns	7,400	4,596
Other credits	23,888	15,925

Global Product sales, net	309,105	137,638

Private Label Product sales	672	339
Rx Partner	4,903	5,802
OTC Partner	1,765	2,309
Research Partner	3,385	3,494
Promotional Partner	3,503	3,500
Other	—	—

Total revenues	323,333	153,082

Gross profit	243,757	84,190

Net income	$131,485	$31,348

Net income per share (basic)	$2.16	$0.51

Net income per share (diluted)	$2.06	$0.48

Weighted Average:
common shares outstanding:
Basic	61,008,015	61,876,599

Diluted	63,865,678	65,538,805

Quarterly computations of (unaudited) net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)
Selected (unaudited) financial information for the quarterly period noted is as follows:

	Quarter Ended:
(in $000’s except per share amounts)	March 31, 2009	June 30, 2009

Revenues:
Global Product sales, gross	$78,696	$81,764
Less:
Chargebacks	22,638	24,844
Rebates	10,819	13,425
Product Returns	3,256	3,100
Other credits	2,862	3,008

Global Product sales, net	39,121	37,387

Private Label Product sales	1,297	2,220
Rx Partner	10,736	11,119
OTC Partner	1,858	1,628
Research Partner	2,611	2,833
Promotional Partner	3,284	3,224
Other	6	5

Total revenues	58,913	58,416

Gross profit	32,663	31,132

Net income	$2,219	$3,013

Net income per share (basic)	$0.04	$0.05

Net income per share (diluted)	$0.04	$0.05

Weighted average
common shares outstanding:
Basic	59,711,133	60,112,308

Diluted	60,222,215	60,552,344

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
Statements included in this Quarterly Report on Form 10-Q not related to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position, results of operations and market value of our common stock, our ability to maintain an effective system of internal control over financial reporting, fluctuations in our revenues and operating income, reductions or loss of business with any significant customer, the impact of competitive pricing and products and regulatory actions on our products, our ability to sustain profitability and positive cash flows, our ability to maintain sufficient capital to fund our operations, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, our ability to successfully develop and commercialize pharmaceutical products, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration (“FDA”) filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our reliance on key alliance and collaboration agreements, the availability of raw materials, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, exposure to product liability claims, and other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and this Quarterly Report on Form 10-Q. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Overview
We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of August 2, 2010, we manufactured and marketed 93 generic pharmaceuticals, which represent dosage variations of 29 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of 4 different pharmaceutical compounds are marketed by our alliance agreement partners. We have 33 applications pending at the FDA, including 4 tentatively approved by FDA, and 55 other products in various stages of development for which applications have not yet been filed.
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
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products through four sales channels: the “Global Products” sales channel, for generic pharmaceutical prescription (“Rx”) products we sell directly to wholesalers, large retail drug chains, and others; the “Private Label Products” sales channel, for generic pharmaceutical and over-the-counter (“OTC”) prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label, the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. We also generate revenue from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and report such revenue under the caption “Research partner” revenue on the consolidated statement of operations. We provide these services through the research and development group in our Global Division.
The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in the provision of co-promotion services (referred to as “physician detailing sales calls”) of products developed by unrelated third-party pharmaceutical entities through our direct sales force to physicians in the CNS community. We also generate revenue from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and report such revenue under the caption “Research Partner” revenue on the consolidated statement of operations. We provide these services through the research and development group in our Impax Division.
Our total revenues for the three and six months ended June 30, 2010 and 2009 were predominantly derived from our Global Division. See “Part I: Financial Information — Item 1: Financial Statements — Note 16” to the unaudited interim consolidated financial statements for financial information about our segments for the three and six months ended June 30, 2010 and 2009. We sell our products within the continental United States of America and the Commonwealth of Puerto Rico. We have no sales in foreign countries.
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

Rx Partner and OTC Partner. Each of our alliance agreements involves multiple deliverables in the form of products, services and/or licenses over extended periods. FASB ASC Topic 605 supplemented SAB 104 for accounting for such multiple deliverable arrangements. With respect to our multiple deliverable arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement utilizing a modified proportional performance method. Under this method the amount recognized in the period of initial recognition is based upon the number of years elapsed under the agreement relative to the estimated life of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of estimated agreement years. The balance of the amount realized is recognized in equal amounts in each of the remaining years. Thus, for example, with respect to profit share or royalty payment reported by a strategic partner during the third year of an agreement with an estimated life of 23 years, 3 / 23 of the amount reported is recognized in the year reported and 1/23 of the amount is recognized during each of the remaining 20 years. A fuller description of our analysis under FASB ASC Topic 605 and the modified proportional performance method is set forth in “Part I: Financial Information — Item 1: Financial Statements — Note 2”
As noted above, our alliance agreements obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, we receive payments from our alliance agreement partners for product shipments, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Royalty and profit sharing amounts we receive under these agreements are calculated by the respective alliance agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, returns, shelf stock adjustments and other adjustments the alliance agreement partners may negotiate with their customers. We record the alliance agreement partner’s adjustments to such estimated amounts in the period the alliance agreement partner reports the amounts to us.

Research Partner. We have entered into development agreements with other unrelated third-party pharmaceutical companies under which we are collaborating in the development of five dermatological products, including four generic products, one branded dermatological product, and one branded CNS product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. Revenue received from the provision of research and development services, including the upfront payment and the contingent milestone payments, if any, will be deferred and recognized on a straight line basis over the expected period of performance of the research and development services. Royalty fee income, if any, will be recognized by us as current period revenue when earned. We determined these agreements do not include multiple deliverables under FASB ASC Topic 605.
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
Consistent with industry practice, we record an accrued provision for estimated deductions for chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and other pricing adjustments, in the same period when revenue is recognized. The objective of recording provisions for such deductions at the time of sale is to provide a reasonable estimate of the aggregate amount we expect to ultimately credit our customers. Since arrangements giving rise to the various sales credits are typically time driven (i.e. particular promotions entitling customers who make purchases of our products during a specific period of time, to certain levels of rebates or chargebacks), these deductions represent important reductions of the amounts those customers would otherwise owe us for their purchases of those products. Customers typically process their claims for deductions promptly, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare such actual amounts to the estimated provisions, in the aggregate, for each deduction category to assess the reasonableness of the various reserves at each quarterly balance sheet date. Differences between our estimated provisions and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP. We do not have the ability to specifically link any particular sales credit to an exact sales transaction and since there have been no material differences, we believe our systems and procedures are adequate for managing our business. An event such as the failure to report a particular promotion could result in a significant difference between the amount accrued and the amount claimed by the customer, and, while there have been none to date, we would evaluate the particular events and factors giving rise to any such significant difference in determining the appropriate accounting.

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
The following table is a roll-forward of the activity in the chargeback reserve for the six months ended June 30, 2010 and the year ended December 31, 2009:

(in $000’s)	June 30,	December 31
Chargeback reserve	2010	2009
Beginning balance	$21,448	$4,056
Provision recorded during the period	105,588	126,105
Credits issued during the period	(101,367)	(108,713)

Ending balance	$25,669	$21,448

Provision as a percent of gross Global Product sales	16%	24%

The decrease in the accrued provision for estimated chargebacks as a percent of gross Global Product sales, principally resulted from our tamsulosin product and our mixed amphetamine salts products, both of which generally resulted in higher gross Global Product sales and carried a lower chargeback credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, resulting in a lower overall aggregate average chargeback as a percentage of gross Global Product Sales during the six months ended June 30, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our tamsulosin product sales after the end of the contractual exclusivity period, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, and have resulted in both price erosion and reduction of our market-share. (See Results of Operations below for additional discussion.)

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
The following table is a roll-forward of the activity in the rebate reserve for the six months ended June 30, 2010 and the year December 31, 2009:

(in $000’s)	June 30,	December 31
Rebate reserve	2010	2009
Beginning balance	$37,781	$4,800
Provision recorded during the period	51,767	72,620
Credits issued during the period	(70,027)	(39,639)

Ending balance	$19,521	$37,781

Provision as a percent of gross Global Product sales	8%	14%

The decrease in the accrued provision for estimated rebates as a percent of gross Global Product sales, principally resulted from our tamsulosin product and our mixed amphetamine salts products, both of which generally resulted in higher gross Global Product sales and carried a lower rebate credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, resulting in a lower overall aggregate average rebate as a percentage of gross Global Product sales during the six months ended June 30, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our tamsulosin product sales after the end of the contractual exclusivity period, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, and have resulted in both price erosion and reduction of our market-share. (See Results of Operations below for additional discussion.)

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
The following table is a roll-forward of the activity in the product returns reserve for six months ended June 30, 2010 and the year December 31, 2009:

(in $000’s)	June 30,	December 31
Product Returns Reserve	2010	2009
Beginning balance	$22,114	$13,675
Provision related to sales recorded in the period	11,996	11,847
Credits issued during the period	(1,845)	(3,408)

Ending balance	$32,265	$22,114

Provision as a percent of gross Global Product sales	2%	2%

The period over period change in the provision for returns, as a percent of gross Global Product sales was de minimis.

Medicaid Rebate. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $ 17.7 million and $ 9.8 million as of June 30, 2010 and December 31, 2009, respectively. The estimated accrued Medicaid rebate reserve increased significantly as a result of the launch of our mixed amphetamine salts products in October 2009, as well as the launch of our tamsulosin product in March 2010. As our mixed amphetamine salts products are authorized generics to the related brand product, Medicaid rebate payments are calculated under the regulations applicable to branded products. The Medicaid rebate accrual for the three and six months ended June 30, 2010 includes the effect of the increase in the Medicaid Rebate rates, which were effective on a retroactive basis to January 1, 2010, resulting from the March 2010 enactment into law of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The change in the Medicaid Rebate rates resulting from the Acts did not have a material impact on our results of operations. Historically, differences between our estimated and actual payments made have not been significant.
Shelf-Stock Adjustments. When, based on competitive market conditions, we may reduce the ultimate net selling price of a product by issuing a so-called shelf-stock adjustment credit to a customer, the amount of which is typically agreed upon by us and our customer by reference to an estimate of the amount of a specific product held by the customer, as an inducement for our customer to continue to purchase future additional quantities of our product. The primary factors we consider when estimating an accrued shelf-stock adjustment reserve include the per-unit credit amount and an estimate of the level of inventory held by the customer. The accrued shelf-stock adjustment totaled $ 0.6 million and $ 0.2 million as of June 30, 2010 and December 31, 2009, respectively. Differences between our estimated and actual credits issued for shelf stock adjustments have not been significant.
Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts we deem to be uncollectible from our customers. These allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $ 0.6 million and $ 0.4 million at June 30, 2010 and December 31, 2009, respectively.

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
Income Taxes. We are subject to United States federal, state and local income taxes and Taiwan, R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the results for GAAP financial reporting purposes and tax reporting purposes. The computation of the annual estimated effective tax rate at each interim period requires us to exercise judgment to make certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of our annual estimated effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction, and state research and development credits, among others. The tax provision for the three and six months ended June 30, 2010 does not include the effect of the federal research and development tax credit as such tax credit expired on December 31, 2009, and has not been reinstated for 2010. The tax provision for the three and six months ended June 30, 2009 included the effect of the federal research and development tax credit.
Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and /or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at June 30, 2010. Our deferred compensation liability is carried at fair value, based upon observable market values. We had no debt outstanding as of June 30, 2010. Our only remaining debt instrument at June 30, 2010 was the Wachovia revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it.
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

Goodwill — In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test, and not periodic amortization. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2009, as the fair value of the Global Division exceeded its carrying value at such date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred which may have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory, or business environment in which we conduct our operations.

Results of Operations
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Overview:
The following table sets forth summarized, consolidated total Company results of operations for the three months ended June 30, 2010 and 2009:

			Increase/
	Three Months Ended		(Decrease)
	June 30,	June 30,
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)

Total revenues	$153,082	$58,416	$94,666	162%

Gross profit	84,190	31,132	53,058	170%

Income from operations	49,294	3,987	45,307	nm

Income before income taxes	49,438	4,041	45,397	nm
Provision for income taxes	18,130	1,043	17,087	nm

	31,308	2,998	28,310	nm
Non-controlling interest	40	15	25	167%

Net income	$31,348	$3,013	$28,335	nm

- nm	— not meaningful
Net Income
Net income for the three months ended June 30, 2010 was $ 31.3 million, an increase of $ 28.3 million as compared to $ 3.0 million for the three months ended June 30, 2009, resulting principally from increased Global Product sales, net, partially offset by higher total operating expenses and an increase in the provision for income taxes. As discussed throughout this section, we earned significant revenues and gross profit from sales of our tamsulosin, mixed amphetamine salts, and fenofibrate products during the three months ended June 30, 2010. Accordingly, any significant diminution of such product sales revenue and gross profit due to competition or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

Global Division
The following table sets forth results of operations for the Global Division for the three months ended June 30, 2010 and 2009:

			Increase/
	Three Months Ended		(Decrease)
	June 30,	June 30,
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)

Revenues:
Global Product sales, net	$137,638	$37,387	$100,251	268%
Private Label Product sales	339	2,220	(1,881)	(85)%
Rx Partner	5,802	11,119	(5,317)	(48)%
OTC Partner	2,309	1,628	681	42%
Research Partner	3,384	2,833	551	19%
Other	—	5	(5)	(100%)

Total revenues	149,472	55,192	94,280	171%

Cost of revenues	65,599	24,007	41,592	173%

Gross profit	83,873	31,185	52,688	169%

Operating expenses:
Research and development	10,929	9,578	1,351	14%
Patent litigation	1,769	1,394	375	27%
Selling, general and administrative	3,113	2,473	640	26%

Total operating expenses	15,811	13,445	2,366	18%

Income from operations	$68,062	$17,740	$50,322	284%

Revenues
Total revenues for the Global Division for the three months ended June 30, 2010, were $ 149.5 million, an increase of 171% over the same period in 2009.
Global Product sales, net, were $ 137.6 million, an increase of 268% over the same period in 2009 primarily as a result of sales of our tamsulosin, mixed amphetamine salts, and fenofibrate products. Of the $ 100.3 million increase, $ 27.4 million resulted from sales of tamsulosin, our generic version of Flomax®, a drug used to improve symptoms associated with an enlarged prostate. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration. Our future tamsulosin product sales, however, will not remain at this level, as additional competing generic versions of the product entered the market in late April 2010, at the conclusion of our contractual exclusivity period, and have resulted in both price erosion and reduction of our market share. We commenced sales of our mixed amphetamine salts products, indicated for the treatment of attention deficit hyperactivity disorder, in October 2009, and thus had no sales of these products in the prior-year period. The increase in sales of our fenofibrate products, a cholesterol-lowering drug, resulted from a continued increase in demand for generic versions of cholesterol-lowering drugs in general.
Private Label Product sales were $ 0.3 million, a decrease of 85% primarily due to lower demand for our generic loratadine /pseudoephedrine products.
Rx Partner revenues were $ 5.8 million, down 48%, primarily attributable to reduced sales of our generic Wellbutrin® XL 300mg. The reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition.
OTC Partner revenues were $ 2.3 million, an increase of $ 0.7 million primarily attributable to royalty payments received from Schering-Plough on their sales of Claritin-D ® 12-hour Extended Release Tablets; there were no such royalty payments received from Schering-Plough in the prior year period.

Research Partner revenues were $ 3.4 million, an increase of $ 0.6 million, primarily driven by revenue recognition related to three milestone payments aggregating $ 12.0 million, received at various times during 2009, including $ 5.0 million in May 2009, $ 5.0 million received in September 2009, and $ 2.0 million received in December 2009.
Cost of Revenues
Cost of revenues was $ 65.6 million for the three months ended June 30, 2010, an increase of 173% primarily related to the higher sales of our tamsulosin, mixed amphetamine salts, and fenofibrate products.
Gross Profit
Gross profit for the three months ended June 30, 2010 was $ 83.9 million, or approximately 56% of total revenues, as compared to $ 31.2 million or 57% of total revenue in the same period of the prior year. Gross profit in our Global Division was up $ 52.7 million primarily due to higher sales of our tamsulosin product, which accounted for $ 22.4 million of the period over period increase. Also contributing to the increase were higher sales of our mixed amphetamine salts and fenofibrate products, as described more fully above.
Research and Development Expenses
Total research and development expenses for the three months ended June 30, 2010 were $ 10.9 million, an increase of 14%, as compared to the same period of the prior year. Generic research and development expense increased primarily due to higher spending on clinical study costs of $ 0.6 million related to bupropion XL and higher outside development costs of $ 0.5 million.
Patent Litigation Expenses
Patent litigation expenses for the three months ended June 30, 2010 and 2009 were $ 1.8 million and $ 1.4 million, respectively, an increase of $ 0.4 million principally resulting from higher overall expenses in the current year period as a result of increased activity related to existing litigation matters.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2010 were $ 3.1 million, a 26% increase, attributable principally to increased customer freight expenses of $ 0.4 million and higher marketing expenses of $ 0.3 million, both related to higher sales levels.

Impax Division
The following table sets forth results of operations for the Impax Division for the three months ended June 30, 2010 and 2009:

			Increase/
	Three Months Ended,		(Decrease)
	June 30,	June 30,
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)

Promotional Partner revenue	$3,500	$3,224	276	9%
Research Partner revenue	110	—	110	nm

Total revenues	3,610	3,224	386	12%

Cost of revenues	3,293	3,277	16	0.5%

Gross profit	317	(53)	370	nm

Operating expenses:
Research and development	10,755	6,134	4,621	75%
Selling, general and administrative	738	727	11	2%

Total operating expenses	11,493	6,861	4,632	68%

Loss from operations	$(11,176)	$(6,914)	(4,262)	(62)%

- nm	— not meaningful
Revenues
Total revenues were $ 3.6 million for the three months ended June 30, 2010, an increase of 12% compared to the same period in the prior year. The change from the prior year period was primarily the result of the commencement of physician detailing services under our Co-Promotion Agreement with Pfizer which commenced on July 1, 2009 (initially under the Co-Promotion Agreement with Wyeth, which is now a wholly-owned subsidiary of Pfizer). The Promotional Partner revenue in the three months ended June 30, 2009, was earned under the terms of the previous Promotional Services Agreement with Shire, with such agreement reaching its contractual end date on June 30, 2009. In addition, we recognized $ 0.1 million of Research Partner revenue related to a Development and Co-Promotion Agreement with Endo which was entered into in June 2010; accordingly, there were no similar revenues in the prior year period.
Cost of Revenues
Cost of revenues was $ 3.3 million for the three months ended June 30, 2010, with nominal change from the same period in 2009.
Gross Profit
Gross profit for the three months ended June 30, 2010 was $ 0.3 million, an increase of $ 0.4 million attributed primarily to the higher Promotional Partner revenues (as described above).
Research and Development Expenses
Total research and development expenses for the three months ended June 30, 2010 were $ 10.8 million, an increase of 75%, as compared to $ 6.1 million in the prior year period, with the $ 4.6 million increase principally driven by research and development expenses related to our branded product initiatives, including increases of $ 4.2 million for clinical trial studies and $ 0.3 million for R&D active pharmaceutical ingredient (“API”).
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $ 0.7 million, an increase of 2% over the prior year period. There were no individually significant changes period-over-period.

Corporate and other
The following table sets forth Corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the three months ended June 30, 2010 and 2009:

			Increase/
	Three Months Ended		(Decrease)
	June 30,	June 30,
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)

Litigation settlement	$—	$619	(619)	(100%)
General and administrative expenses	7,592	6,220	1,372	22%

Total operating expenses	7,592	6,839	753	11%

Loss from operations	(7,592)	(6,839)	(753)	(11)%

Other income (expense), net	(25)	3	(28)	nm
Interest income	192	307	(115)	(38)%
Interest expense	(23)	(256)	233	91%
Provision for income taxes	$18,130	$1,043	17,087	nm

- nm	— not meaningful
Litigation settlement
The $ 0.6 million of Litigation settlement expense for the three months ended June 30, 2009 included legal and other professional fee expenses incurred by us in defense of a suit related to our (previously marketed) Lipram UL products which we settled in January 2010, accordingly there were no similar amounts in the current year period.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2010 were $ 7.6 million, a 22% increase, attributable principally to an increase in compensation-related expenses of $ 0.7 million, and higher insurance costs related to increasing levels of business activity of $ 0.4 million.
Other income (expense), net
Other income (expense), net was minimal for the three months ended June 30, 2010 and 2009, and contained no individually-significant items.
Interest Income
Interest income in the three months ended June 30, 2010 was $ 0.2 million, a 38% decrease as compared to the prior year period due to lower overall interest rates.
Interest Expense
Interest expense in the three months ended June 30, 2010 declined $ 0.2 million to $ 0.02 million, compared to the prior year period due to the absence of interest bearing debt resulting from the repurchase, on the contractual June 15, 2009 prepayment option date, of the $12.75 million remaining outstanding balance of our 3.5% convertible senior subordinated debentures, otherwise due in June 2012, and the August 2009 $ 6.9 million repayment-in-full of a subordinated promissory note.

Income Taxes
During the three months ended June 30, 2010, we recorded a tax provision of $ 18.1 million for United States domestic federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the three months ended June 30, 2010 is an accrual for uncertain tax positions of $ 0.01 million. In the three months ended June 30, 2009, we recorded a tax provision of $ 1.0 million for United States domestic federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the three months ended June 30, 2009 is an accrual for uncertain tax positions of $ 0.2 million. The tax provision for the three months ended June 30, 2010 does not include the effect of the federal research and development tax credit which expired on December 31, 2009, and to-date has not been reinstated for 2010. The tax provision for the three months ended June 30, 2009 included the effect of the federal research and development tax credit. The tax provision for the three months ended June 30, 2009 also included the effect of the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The effective tax rate of 36.7% for the three months ended June 30, 2010 was higher than the effective tax rate of 25.8% for the three months ended June 30, 2009, resulting principally from the absence of the federal research and development tax credit in the current year period and the reversal of the valuation allowance in the prior year period described above.

Results of Operations
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Overview:
The following table sets forth summarized, consolidated total Company results of operations for the six months ended June 30, 2010 and 2009:

			Increase/
	Six Months Ended		(Decrease)
	June 30,	June 30,
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)

Total revenues	$476,415	$117,329	$359,086	306%

Gross profit	327,947	63,795	264,152	414%

Income from operations	260,272	8,122	252,150	nm

Income before income taxes	260,434	8,086	252,348	nm
Provision for income taxes	97,613	2,879	94,734	nm

	162,821	5,207	157,614	nm
Non-controlling interest	12	25	(13)	(52)%

Net income	$162,833	$5,232	$157,601	nm

- nm	— not meaningful
Net Income
Net income for the six months ended June 30, 2010 was $ 162.8 million, an increase of $ 157.6 million as compared to $ 5.2 million for the six months ended June 30, 2009, resulting principally from increased Global Product sales, net, partially offset by higher total operating expenses and an increase in the provision for income taxes. As discussed throughout this section, we earned significant revenues and gross profit from sales of our tamsulosin, mixed amphetamine salts, and fenofibrate products during the six months ended June 30, 2010. Accordingly, any significant diminution of such product sales revenue and gross profit due to competition or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

Global Division
The following table sets forth results of operations for the Global Division for the six months ended June 30, 2010 and 2009:

			Increase/
	Six Months Ended		(Decrease)
	June 30,	June 30,
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)

Revenues:
Global Product sales, net	$446,743	$76,508	$370,235	484%
Private Label Product sales	1,011	3,517	(2,506)	(71)%
Rx Partner	10,705	21,855	(11,150)	(51)%
OTC Partner	4,074	3,486	588	17%
Research Partner	6,769	5,444	1,325	24%
Other	—	11	(11)	(100)%

Total revenues	469,302	110,821	358,481	324%

Cost of revenues	142,031	47,240	94,791	201%

Gross profit	327,271	63,581	263,690	415%

Operating expenses:
Research and development	20,364	19,853	511	3%
Patent litigation	3,753	2,411	1,342	56%
Selling, general and administrative	6,448	5,066	1,382	27%

Total operating expenses	30,565	27,330	3,235	12%

Income from operations	$296,706	$36,251	$260,455	719%

Revenues
Total revenues for the Global Division for the six months ended June 30, 2010, were $ 469.3 million, an increase of 324% over the same period in 2009.
Global Product sales, net, were $ 446.7 million, an increase of 484% over the same period in 2009 primarily as a result of sales of our tamsulosin, mixed amphetamine salts, and fenofibrate products. Of the $ 370.2 million increase, $ 203.7 million resulted from sales of tamsulosin, our generic version of Flomax®, a drug used to improve symptoms associated with an enlarged prostate. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration. Our future tamsulosin product sales, however, will not remain at this level, as additional competing generic versions of the product entered the market in late April 2010, at the conclusion of our contractual exclusivity period, and have resulted in both price erosion and reduction of our market share. We commenced sales of our mixed amphetamine salts products, indicated for the treatment of attention deficit hyperactivity disorder, in October 2009, and thus had no sales of these products in the prior-year period. The increase in sales of our fenofibrate products a cholesterol-lowering drug, resulted from a continued increase in demand for generic versions of cholesterol-lowering drugs in general.
Private Label Product sales were $ 1.0 million, a decrease of 71%, primarily due to lower demand for our generic loratadine /pseudoephedrine products.
Rx Partner revenues were $ 10.7 million, down 51%, primarily attributable to reduced sales of our generic Wellbutrin® XL 300mg. The reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition.
OTC Partner revenues were $ 4.1 million, an increase of $ 0.6 million, primarily attributable to royalty payments received from Schering-Plough on their sales of Claritin-D® 12-hour Extended Release Tablets; there were no such royalty payments received from Schering-Plough in the prior year period.

Research Partner revenues were $ 6.8 million, an increase of $ 1.3 million, primarily driven by revenue recognition related to three milestone payments aggregating $ 12.0 million, received at various times during 2009, including $ 5.0 million in May 2009, $ 5.0 million received in September 2009, and $ 2.0 million received in December 2009.
Cost of Revenues
Cost of revenues was $ 142.0 million for the six months ended June 30, 2010, an increase of 201% primarily related to the higher sales of our tamsulosin, mixed amphetamine salts, and fenofibrate products.
Gross Profit
Gross profit for the six months ended June 30, 2010 was $ 327.3 million, or approximately 70% of total revenues, as compared to $ 63.6 million or 57% of total revenue in the same period of the prior year. Gross profit in our Global Division was up $ 263.7 million primarily due to higher sales of our tamsulosin product, which accounted for $ 190.3 million of the period over period increase. Also contributing to the increase were higher sales of our mixed amphetamine salts and fenofibrate products, as described more fully above.
Research and Development Expenses
Total research and development expenses for the six months ended June 30, 2010 were $ 20.4 million, an increase of 3% as compared to the same period of the prior year. Generic research and development expense increased primarily due to higher spending on clinical study costs of $ 0.6 million related to bupropion XL and higher outside development costs of $ 0.5 million, partially offset by lower levels of other development-related expenses.
Patent Litigation Expenses
Patent litigation expenses for the six months ended June 30, 2010 and 2009 were $ 3.8 million and $ 2.4 million, respectively, an increase of $ 1.3 million principally resulting from higher overall expenses in the current year period as a result of increased activity related to existing litigation matters.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six months ended June 30, 2010 were $ 6.4 million, a 27% increase attributable principally to increased customer freight expenses of $ 0.8 million, and higher sales force incentive compensation of $ 0.5 million, both related to higher sales levels.

Impax Division
The following table sets forth results of operations for the Impax Division for the six months ended June 30, 2010 and 2009:

			Increase/
	Six Months Ended,		(Decrease)
	June 30,	June 30,
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)

Promotional Partner revenue	$7,003	$6,508	495	8%
Research Partner revenue	110	—	110	nm

Total revenues	7,113	6,508	605	9%

Cost of revenues	6,437	6,294	143	2%

Gross profit	676	214	462	216%

Operating expenses:
Research and development	19,629	11,649	7,980	69%
Selling, general and administrative	1,547	1,767	(220)	(13)%

Total operating expenses	21,176	13,416	7,760	58%

Loss from operations	$(20,500)	$(13,202)	(7,298)	(55)%

- nm	— not meaningful
Revenues
Total revenues were $ 7.1 million for the six months ended June 30, 2010, an increase of 9% compared to the same period in the prior year. The change from the prior year period is primarily the result of the commencement of physician detailing services under our Co-Promotion Agreement with Pfizer which commenced on July 1, 2009 (initially under the Co-Promotion Agreement with Wyeth, which is now a wholly-owned subsidiary of Pfizer). The Promotional Partner revenue in the six months ended June 30, 2009, was earned under the terms of the previous Promotional Services Agreement with Shire, with such agreement reaching its contractual end date on June 30, 2009. In addition, we recognized $ 0.1 million of Research Partner revenue related to a Development and Co-Promotion Agreement with Endo which was entered into in June 2010, accordingly, there were no similar revenues in the prior year period.
Cost of Revenues
Cost of revenues was $ 6.4 million for the six months ended June 30, 2010, with no individually significant changes from the same period in 2009.
Gross Profit
Gross profit for the six months ended June 30, 2010 was $ 0.7 million, an increase of $ 0.5 million attributed primarily to the higher Promotional Partner revenues (as described above).
Research and Development Expenses
Total research and development expenses for the six months ended June 30, 2010 were $ 19.6 million, an increase of 69%, as compared to $ 11.6 million in the prior year period, with the $ 8.0 million increase principally driven by research and development expenses related to our branded product initiatives, including increases of $ 6.5 million for clinical trial studies, $ 1.1 million on employee compensation, and $ 0.3 million on PK studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $ 1.5 million, a decrease of $ 0.2 million over the prior year period attributable to a decrease in business development-related expenses in the current period.

Corporate and other
The following table sets forth Corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the six months ended June 30, 2010 and 2009:

			Increase/
	Six Months Ended		(Decrease)
	June 30,	June 30,
(in $000’s)	2010	2009	$	%
	(unaudited)	(unaudited)

Litigation settlement	$—	$855	(855)	(100)%
General and administrative expenses	15,934	14,072	1,862	13%

Total operating expenses	15,934	14,927	1,007	7%

Loss from operations	(15,934)	(14,927)	(1,007)	(7)%

Other income (expense), net	(42)	58	(100)	(172)%
Interest income	274	456	(182)	(40)%
Interest expense	(70)	(550)	480	87%
Provision for income taxes	$97,613	$2,879	94,734	nm

- nm	— not meaningful
Litigation settlement
The $ 0.9 million of Litigation settlement expense for the six months ended June 30, 2009 included legal and other professional fee expenses incurred by us in defense of a suit related to our (previously marketed) Lipram UL products which we settled in January 2010, accordingly there were no similar amounts in the current year period.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2010 were $ 15.9 million, a 13% increase attributable principally to an increase in compensation-related expenses of $ 1.5 million and higher insurance costs related to increasing levels of business activity of $ 0.4 million, partially offset by a decrease in professional fee expenses of $ 0.4 million related to the completion of the examination and review of our consolidated financial statements in conjunction with the filing of our SEC Registration Statement on Form 10 and NASDAQ Listing of our shares of common stock.
Other income (expense), net
Other income (expense), net was minimal for the six months ended June 30, 2010 and 2009, and contained no individually-significant items.
Interest Income
Interest income in the six months ended June 30, 2010 was $ 0.3 million, a 40% decrease as compared to the prior year period due to lower overall interest rates.
Interest Expense
Interest expense in the six months ended June 30, 2010 declined $ 0.5 million to $ 0.07 million, compared to the prior year period due to the absence of interest bearing debt resulting from the repurchase, on the contractual June 15, 2009 prepayment option date, of the $12.75 million remaining outstanding balance of our 3.5% convertible senior subordinated debentures, otherwise due in June 2012, and the August 2009 $ 6.9 million repayment in full of a subordinated promissory note.

Income Taxes
During the six months ended June 30, 2010, we recorded a tax provision of $ 97.6 million for United States domestic federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the six months ended June 30, 2010 is an accrual for uncertain tax positions of $ 0.02 million. In the six months ended June 30, 2009, we recorded a tax provision of $ 2.9 million for United States domestic federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the six months ended June 30, 2009 is an accrual for uncertain tax positions of $ 0.5 million. The tax provision for the six months ended June 30, 2010 does not include the effect of the federal research and development tax credit which expired on December 31, 2009, and to-date has not been reinstated for 2010. The tax provision for the six months ended June 30, 2009 included the effect of the federal research and development tax credit. The tax provision for the six months ended June 30, 2009 also included the effect of the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The effective tax rate of 37.5% for the six months ended June 30, 2010 was higher than the effective tax rate of 35.6% for the six months ended June 30, 2009, resulting principally from the absence of the federal research and development tax credit in the current year period and the reversal of the valuation allowance in the prior year period described above.

Liquidity and Capital Resources
We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.
We expect to incur significant operating expenses, including expanded research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development expenses will be approximately $ 83.0 million and patent litigation expenses will be approximately $ 11.0 million for the 12 months ending December 31, 2010. We also anticipate incurring capital expenditures of approximately $ 20.0 million during the 12 months ending December 31, 2010, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California and our packaging and distribution facilities in the Commonwealth of Pennsylvania. In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash.
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
Cash and Cash Equivalents
At June 30, 2010, we had $ 177.4 million in cash and cash equivalents, an increase of $ 145.7 million as compared to December 31, 2009. As more fully discussed below, the increase in cash and cash equivalents during the six months ended June 30, 2010 was primarily driven by $ 228.1 million of cash provided by operations, which included a decrease in accounts receivable, as well as an increase in accounts payable and accrued expenses to be paid in subsequent periods. The increase in cash was also impacted by $ 12.8 million received from the exercise of stock options while being offset by net purchases of short term investments of $ 91.9 million during the six month period ended June 30, 2010.
Cash Flows
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009.
Net cash provided by operating activities for the six months ended June 30, 2010 was $ 228.1 million, an increase of $ 230.2 million as compared to the prior year period $ 2.1 million net cash used in operating activities.
The period-over-period increase in net cash provided by operating activities resulted principally from a higher net income, a decrease in accounts receivable, and an increase in accounts payable and accrued expenses. Net income increased by $ 157.6 million during the six months ended June 30, 2010 as compared to the same period in the prior year driven primarily by the launch of our generic tamsulosin product in March 2010. The decrease in accounts receivable to $ 136.0 million at June 30, 2010, resulted in a $ 49.7 million source of cash, compared to the same period in the prior year when accounts receivable resulted in a $ 10.3 million use of cash flows. In addition, higher levels of accounts payable and accrued expenses resulted in a period-over-period increase of $ 21.4 million in cash flows. The decreased level of accounts receivable at June 30, 2010 was primarily the result of the collection of amounts owed by our customers related to product sales from the launch of our tamsulosin product in March 2010, and of our mixed amphetamine salts products (launched in October 2009). We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration. Our future tamsulosin product sales, however, will not remain at this level, as additional competing generic versions of the product entered the market in late April 2010 at the conclusion of the contractual exclusivity period, and have resulted in both price erosion and reduction of our market-share. (See Results of Operations above for additional discussion.)

Net cash used by investing activities for the six months ended June 30, 2010, amounted to $ 99.6 million, an increase of $ 84.1 million as compared to the prior year period $ 15.5 million use of cash flows in investing activities, with the change due to a period-over-period $ 81.8 million net increase in the purchase of short-term investments, and $ 2.3 million in higher expenditures on property, plant and equipment. Net purchases of short-term investments during the six months ended June 30, 2010 resulted in a $ 91.9 million use of cash flows, as compared to a $ 10.1 million use of cash flows from net purchases of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the six months ended June 30, 2010 amounted to $ 7.7 million as compared to $ 5.4 million for the prior year period. We expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business.
Net cash provided by financing activities for the six months ended June 30, 2010 was approximately $ 17.1 million, representing an increase of $ 26.7 million as compared to the prior year period $ 9.6 million of net cash used by financing activities. The period-over-period increase in net cash provided by financing activities was primarily due to an increase in (aggregate) cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan (“ESPP”) of $ 12.8 million for the six months ended June 30, 2010, as compared to $ 3.3 million received in the prior year period. In addition, on the contractual June 15, 2009 prepayment option date, at the request of the holders, we repurchased the remaining $ 12.75 million principal amount of the 3.5% Debentures at 100% of face value, plus accrued interest, resulting in a net use of cash in financing activities in the prior year period.

Outstanding Debt Obligations
Senior Lenders; Wachovia Bank
We have a $ 35.0 million revolving credit facility under a credit agreement with Wachovia Bank, N.A. (a Wells Fargo subsidiary) (“Credit Agreement”), with a September 30, 2010 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of June 30, 2010 and December 31, 2009, respectively.
The interest rate for the revolving credit facility is either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions. We are required to pay an unused line fee of 50 basis points per annum and a servicing fee of $ 1,500 during any month in which no revolver loans are outstanding. During the six months ended June 30, 2010 and 2009, we paid unused line fees of $ 88,000 and $ 83,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio, applicable only for periods during which our net cash position is less than $ 50.0 million, requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. We are limited to capital expenditures of no more than $ 25.0 million for each calendar year. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At June 30, 2010, we were in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Patent Infringement Litigation
Endo Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Oxymorphone)
In November 2007, Endo Pharmaceuticals Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against us in the U.S. District Court for the District of Delaware, requesting a declaration our Paragraph IV Notices with respect to our ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to our amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases were subsequently transferred to the U.S. District Court for the District of New Jersey. We filed an answer and counterclaims. Discovery was completed. The court issued its Markman decision and final pretrial orders in March 2010. We entered into a Settlement and License agreement with Endo, and this matter was dismissed, on June 15, 2010.
Purdue Pharma Products L.P., et al. v. Impax Laboratories, Inc. (Tramadol)
In August 2008, Purdue Pharma Products L.P., Napp Pharmaceutical Group LTD., Biovail Laboratories International, SRL, and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (collectively, “Purdue”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Tramadol Hydrochloride Extended Release Tablets, 100 mg, generic to 100mg Ultram® ER. In November 2008, Purdue asserted additional infringement claims with respect to our amended ANDA, which added 200 mg and 300 mg strengths of the product. We filed answers and counterclaims to those complaints. In August 2009, one of the patents-in-suit, U.S. Patent No. 6,254,887, was found invalid in another ANDA case relating to Ultram® ER, Purdue Pharma Products L.P. et al, v. Par Pharmaceutical, Inc. et al., Case No. 07-255 (D. Del.) (“Par action”) The Par action is now on appeal to the U. S. Court of Appeals for the Federal Circuit. On November 16, 2009, we and Purdue agreed by stipulation to stay the case until the earlier of the following two events: (a) the Federal Circuit issues a mandate in the Par action or that action is otherwise disposed of, or (b) an undisclosed event. The Federal Circuit affirmed the decision of invalidity in the Par action on June 3, 2010.
The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)
In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. We filed an answer and counterclaim. In October 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Galderma against another generic drug manufacturer that has filed an ANDA relating to this product and proceedings in this case were stayed. In June 2010, Galderma moved for a preliminary injunction to bar sales by the other generic manufacturer based on two of the patents in suit, which motion was granted by the magistrate judge in a decision finding Galderma had shown a likelihood of success on the merits.
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)
In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against us in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. We have filed an answer. Discovery is proceeding, and no trial date has been scheduled.

Shionogi Pharma, Inc. and LifeCycle Pharma A/S v. Impax Laboratories, Inc. (Fenofibrate)
In April 2010, Shionogi Pharma, Inc. and LifeCycle Pharma A/S filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Fenofibrate Tablets, 40 and 120 mg, generic to Fenoglide®. We have filed our answer.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate Powder)
In July 2010, Genzyme Corporation filed suit against us in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of our ANDA relating to Sevelamer Carbonate Powder, 2.4 g and 0.8 g packets, generic to Renvela® powder. We have not answered the complaint.
Other Litigation Related to Our Business
Budeprion XL Litigation
In June 2009, we were named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. We filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Discovery is proceeding, and no trial date has been scheduled.

ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, which could materially affect our business, financial condition or future results. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We may be adversely affected by alliance, collaboration, license and distribution agreements we enter into with other companies.
We have entered into several alliance, collaboration or license and distribution agreements with respect to certain of our products and services and may enter into similar agreements in the future. These arrangements may require us to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that ultimately may prove to be unfavorable to us. Relationships with alliance partners may also include risks due to incomplete marketplace information, inventories, and commercial strategies of our partners, and our agreements may be the subject of contractual disputes. If we or our partners are not successful in commercializing the products covered by the agreements, such commercial failure could adversely affect our business.
Under one of our license and distribution agreements we are dependent on another pharmaceutical company to supply us with product that we market and sell, and we may enter into similar agreements in the future. Any delay or interruption in the supply of product under such agreements could curtail or delay our product shipment and adversely affect our revenues, as well as jeopardize our relationships with our customers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the purchases of our equity securities by us during the quarter ended June 30, 2010.

Total
Number of
Shares (or
Units)
			Purchased	Maximum Number (or
			as Part of	Approximate Dollar
		Average	Publicly	Value) of Shares (or
	Total Number of	Price Paid	Announced	Units) that May Yet
	Shares (or Units)	Per Share	Plans or	Be Purchased Under
Period	Purchased(1)	(or Unit)	Programs	the Plans or Programs
April 1, 2010 to April 30, 2010	—	—	—	—

May 1, 2010 to May 31, 2010	29,039 shares of common stock	$19.65	—	—

June 1, 2010 to June 30, 2010	6,878 shares of common stock	$20.40	—	—

(1)	Represents shares of our common stock we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document

10.1
Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.

10.2	Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan. * (1)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 14, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Impax Laboratories, Inc.
Date: August 5, 2010	By:	/s/ Larry Hsu, Ph.D.
		Name:	Larry Hsu, Ph.D.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Arthur A. Koch, Jr.
		Name:	Arthur A. Koch Jr.
		Title:	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1
Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.

10.2	Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan. * (1)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed on April 14, 2010.