Form 10-Q
period 2010-09-30
IMPAX LABORATORIES INC
filed 2010-11-04
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010, there were 64,242,134 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Impax Laboratories, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$165,772	$31,770
Short-term investments	192,579	58,599
Accounts receivable, net	95,567	185,854
Inventory, net	42,036	49,130
Current portion of deferred product manufacturing costs-alliance agreements	3,006	11,624
Current portion of deferred income taxes	37,114	32,286
Prepaid expenses and other current assets	2,958	4,748

Total current assets	539,032	374,011

Property, plant and equipment, net	103,066	101,650
Deferred product manufacturing costs-alliance agreements	8,231	96,619
Deferred income taxes, net	1,396	48,544
Other assets	25,587	12,358
Goodwill	27,574	27,574

Total assets	$704,886	$660,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,156	$23,295
Accrued expenses	82,083	62,055
Accrued income taxes payable	32,942	31,627
Accrued profit sharing and royalty expenses	15,235	53,695
Current portion of deferred revenue-alliance agreements	19,438	33,196

Total current liabilities	168,854	203,868

Deferred revenue-alliance agreements	36,773	224,522
Other liabilities	13,645	10,139

Total liabilities	$219,272	$438,529

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at September 30, 2010 and December 31, 2009	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 63,800,776 and 62,210,089 shares issued at September 30, 2010 and December 31, 2009, respectively	638	622
Additional paid-in capital	247,764	223,239
Treasury stock — 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income (loss)	366	(524)
Retained earnings	238,824	828

	485,435	222,008
Noncontrolling interest	179	219

Total stockholders’ equity	485,614	222,227

Total liabilities and stockholders’ equity	$704,886	$660,756

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Global Product sales, net	$91,051	$46,636	$537,794	$123,144
Private Label Product sales	528	1,752	1,539	5,269
Rx Partner	202,800	8,328	213,504	30,183
OTC Partner	2,365	1,769	6,439	5,255
Research Partner	3,714	2,962	10,593	8,406
Promotional Partner	3,535	3,499	10,538	10,077
Other	—	—	—	11

Total revenues	303,993	64,946	780,407	182,275

Cost of revenues	143,122	28,055	291,589	81,589

Gross profit	160,871	36,891	488,818	100,686

Operating expenses:
Research and development	23,846	15,243	63,264	46,744
Patent litigation	1,033	1,647	4,786	4,058
Litigation settlement	—	818	—	1,674
Selling, general and administrative	12,632	9,020	37,136	29,926

Total operating expenses	37,511	26,728	105,186	82,402

Income from operations	123,360	10,163	383,632	18,284

Other (expense) income, net	(91)	(6)	(134)	52
Interest income	405	180	680	636
Interest expense	(38)	(185)	(108)	(735)

Income before income taxes	123,636	10,152	384,070	18,237
Provision for income taxes	48,501	3,495	146,114	6,373

Net income before noncontrolling interest	75,135	6,657	237,956	11,864
Add back loss attributable to noncontrolling interest	28	28	40	53

Net income	$75,163	$6,685	$237,996	$11,917

Net Income per share:
Basic	$1.20	$0.11	$3.85	$0.20

Diluted	$1.15	$0.11	$3.65	$0.20

Weighted average common shares outstanding:
Basic	62,435,116	60,559,064	61,778,465	60,130,608

Diluted	65,470,341	61,247,700	65,171,055	60,667,227

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$237,996	$11,917
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,066	7,806
Amortization of 3.5% Debentures discount and deferred financing costs	—	301
Amortization of Credit Agreement deferred financing costs	25	50
Accretion of interest income on short-term investments	(374)	(424)
Deferred income taxes (benefit)	46,657	(9,430)
Provision for uncertain tax positions	35	695
Tax benefit related to the exercise of employee stock options	(4,337)	—
Deferred revenue-Alliance Agreements	22,947	36,388
Deferred product manufacturing costs-Alliance Agreements	(9,739)	(20,853)
Recognition of deferred revenue-Alliance Agreements	(224,454)	(43,844)
Amortization of deferred product manufacturing costs-Alliance Agreements	106,746	29,750
Accrued profit sharing and royalty expense	86,985	523
Payments of profit sharing and royalty expense	(125,445)	(455)
Payments of exclusivity period fees	—	(6,000)
Payments of accrued litigation settlements	(5,865)	(8,037)
Share-based compensation expense	7,706	5,179
Bad debt expense	215	131
Changes in certain assets and liabilities:
Accounts receivable	90,072	(18,368)
Inventory	7,094	(6,606)
Prepaid expenses and other assets	(11,225)	1,346
Accounts payable, accrued expenses and income taxes payable	22,349	14,824
Other liabilities	3,431	2,740

Net cash provided by (used in) operating activities	$259,885	$(2,367)

Cash flows from investing activities:
Purchase of short-term investments	(306,784)	(49,563)
Maturities of short-term investments	173,178	47,748
Purchases of property, plant and equipment	(10,541)	(8,405)

Net cash (used in) investing activities	$(144,147)	$(10,220)

Cash flows from financing activities:
Repayment of long-term debt	—	(12,887)
Tax benefit related to the exercise of employee stock options	4,337	—
Proceeds from exercise of stock options and ESPP	13,927	3,776

Net cash provided by (used in) financing activities	$18,264	$(9,111)

Net increase (decrease) in cash and cash equivalents	$134,002	$(21,698)
Cash and cash equivalents, beginning of period	$31,770	$69,275

Cash and cash equivalents, end of period	$165,772	$47,577

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
(in $000s)
Cash paid for interest	$108	$597

Cash paid for income taxes	$98,201	$187

Accrued vendor invoices of approximately $4,022,000 and $1,391,000 at September 30, 2010 and September 30, 2009, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of Impax Laboratories, Inc. (“Impax” or the “Company”), have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading.
The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 58.11% majority ownership interest at September 30, 2010. All significant intercompany accounts and transactions have been eliminated.
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
The Company accounts for revenue arrangements with multiple deliverables in accordance with FASB ASC Topic 605, revenue recognition for arrangements with multiple elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met, including: the delivered item has value to the customer on a stand alone basis; and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Under FASB ASC Topic 605, if the fair value of any undelivered element cannot be objectively or reliably determined, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognizable generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a proportional performance method.
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
Medicaid Rebate — As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program. The Company determines its estimated Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact the Company’s estimate of Medicaid rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Medicaid rebate accrual for the nine months ended September 30, 2010 includes the effect of the increase in the Medicaid rebate rates, which were effective on a retroactive basis to January 1, 2010, resulting from the March 2010 enactment into law of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (the “Acts”). The change in the Medicaid rebate rates resulting from the Acts did not have a material impact on the Company’s results of operations. The Company records estimates for Medicaid rebates as a deduction from gross sales, with corresponding adjustments to accrued liabilities.
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
The Company applied the updated guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement with Teva (“Teva Agreement”) during the three months ended September 30, 2010 — see Note 11 Alliance and Collaboration Agreements for a detailed discussion of the application of the updated guidance to the Teva Agreement. Rx Partner revenue is related to the Teva Agreement. All consideration received under the Teva Agreement is contingent, and therefore can not be allocated to the deliverables. The Company looks to the underlying delivery of goods and /or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. Consideration received as a result of research and development-related activities performed under the Teva Agreement are initially deferred and recorded as a liability captioned “Deferred revenue-alliance agreements”. The Company recognizes the deferred revenue on a straight-line basis over the Company’s expected period of performance of such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer — generally when product is received by Teva. The Company recognizes profit share as current period revenue when earned.

OTC Partner revenue is related to the Company’s alliance agreements with Merck (formerly Shering-Plough) and Pfizer (formerly Wyeth) with respect to supply of over-the-counter pharmaceutical products and related research and development services. The Company initially defers all revenue earned under its OTC Partners alliance agreements. The deferred revenue is recorded as a liability captioned “Deferred revenue — alliance agreements.” The Company also defers its direct product manufacturing costs to the extent such costs are reimbursable by the OTC Partners. These deferred product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs — alliance agreements.” The product manufacturing costs in excess of amounts reimbursable by the OTC Partners are recognized as current period cost of revenue. The Company recognizes revenue as OTC Partner revenue and amortizes deferred product manufacturing costs as cost of revenues — as the Company fulfills its contractual obligations. Revenue is recognized and associated costs are amortized over the respective alliance agreements’ term of the arrangement or the Company’s expected period of performance, using a modified proportional performance method. Under the modified proportional performance method of revenue recognition utilized by the Company, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the respective alliance agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance agreement and the denominator of which is the total estimated life of the alliance agreement. The amount recognized during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and /or the fair value received. The result of the Company’s modified proportional performance method is a greater portion of the revenue is recognized in the initial period with the remaining balance being recognized ratably over either the remaining life of the arrangement or the Company’s expected period of performance of each respective alliance agreement.
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
Shipping and Handling Fees and Costs
Shipping and handling fees related to sales transactions are recorded as selling expense

3. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2009, the FASB approved an update to the accounting standard related to multiple-element revenue arrangements currently within the scope of FASB ASC Topic 605-25. The updated ASC 605-25 provides principles and guidance to be used to determine whether a revenue arrangement has multiple deliverables, and if so, how those deliverables should be separated. If multiple deliverables exist, the updated standard requires revenue received under the arrangement to be allocated using the estimated selling price of the deliverables if vendor-specific objective evidence or third-party evidence of selling price is not available. The updated accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on, or after June 15, 2010, with early application permitted. The Company adopted the updated guidance of ASC 605-25 in the three months ended September 30, 2010. As required, the Company applied the updated guidance of ASC 605-25 retrospectively from the beginning of the Company’s fiscal year of adoption as of January 1, 2010. Accordingly, the updated guidance of ASC 605-25 will apply to all multiple-element revenue arrangements entered into or materially modified from January 1, 2010 forward. The application of the updated guidance did not have any impact on the Company’s revenue recognition during the three and six months ended June 30, 2010. The updated guidance of ASC 605-25 was applied to the Teva Agreement during the three months ended September 30, 2010. For a discussion of the impact of FASB ASC Topic 605-25 on the Teva Agreement, see “Part I: Financial Information — Item 1. Financial Statements — Footnote 11, Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva.”
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
A summary of short-term investments as of September 30, 2010 and December 31, 2009 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
September 30, 2010	Cost	Gains	Losses	Value
Commercial paper	$106,656	$47	$(8)	$106,695
Government sponsored enterprise obligations	75,994	75	—	76,069
Corporate bonds	9,688	12	—	9,700
Certificates of deposit	241	—	—	241

Total short-term investments	$192,579	$134	$(8)	$192,705

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Commercial paper	$13,387	$4	$(1)	$13,390
Government sponsored enterprise obligations	41,953	32	(1)	41,984
Corporate bonds	3,021	1	(1)	3,021
Certificates of deposit	238	—	—	238

Total short-term investments	$58,599	$37	$(3)	$58,633

5. ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows:

	September 30,	December 31,
(in $000’s)	2010	2009
Gross accounts receivable	$138,128	$254,094
Less: Chargeback reserve	(17,298)	(21,448)
Less: Rebate reserve	(16,993)	(37,781)
Less: Other deductions	(8,270)	(9,011)

Accounts receivable, net	$95,567	$185,854

A roll forward of the chargeback and rebate reserves activity for the nine months ended September 30, 2010 and the year ended December 31, 2009 is as follows:

(in $000’s)	September 30,	December 31,
Chargeback reserve	2010	2009

Beginning balance	$21,448	$4,056
Provision recorded during the period	141,653	126,105
Credits issued during the period	(145,803)	(108,713)

Ending balance	$17,298	$21,448

(in $000’s)	September 30,	December 31,
Rebate reserve	2010	2009

Beginning balance	$37,781	$4,800
Provision recorded during the period	73,397	72,620
Credits issued during the period	(94,185)	(39,639)

Ending balance	$16,993	$37,781

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $566,000 and $372,000 at September 30, 2010 and December 31, 2009, respectively.

6. INVENTORY
Inventory, net at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
(in $000’s)	2010	2009
Raw materials	$30,789	$30,758
Work in process	3,064	2,768
Finished goods	15,828	17,051

Total inventory, net	$49,680	$50,577

Less: Non-current inventory, net	(7,644)	(1,447)

Total inventory-current, net	$42,036	$49,130

The balance of inventory carrying value reserves were $5,274,000 and $4,646,000 at September 30, 2010 and December 31, 2009, respectively.
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
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory, less reserves, was approximately $1,958,000 and $8,702,000 at September 30, 2010 and December 31, 2009, respectively.
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

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
(in $000’s)	2010	2009
Land	$2,270	$2,270
Buildings and improvements	81,093	77,778
Equipment	65,938	59,612
Office furniture and equipment	8,118	7,425
Construction-in-progress	4,867	4,880

Property, plant and equipment, gross	$162,286	$151,965

Less: Accumulated depreciation	(59,220)	(50,315)

Property, plant and equipment, net	$103,066	$101,650

Depreciation expense was $2,998,000 and $2,614,000 for the three months ended September 30, 2010 and 2009, respectively, and $9,066,000 and $7,806,000 for the nine months ended September 30, 2010 and 2009, respectively.

8. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses:

	September 30	December 31
(in $000’s)	2010	2009
Payroll-related expenses	$15,235	$15,274
Product returns	39,478	22,114
Shelf stock adjustments	614	225
Medicaid rebates	14,913	9,759
Physician detailing sales force fees	2,330	2,449
Legal and professional fees	4,651	3,660
Litigation settlements	—	5,865
Other	4,862	2,709

Total accrued expenses	$82,083	$62,055

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
Taiwan Facility Construction
The Company has constructed a facility in Jhunan Taiwan, R.O.C., currently utilized for manufacturing, research and development, warehouse, and administrative space. In conjunction with the construction of this facility, as of September 30, 2010, the Company entered into several contracts aggregating approximately $16,653,000, of which approximately $1,144,000 of remaining obligations are included in the other line in the table above. The Company cumulatively capitalized interest expense of $596,000 in conjunction with the construction of the Taiwan facility.

8. ACCRUED EXPENSES (continued)
Product Returns
The Company maintains a product return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, the Rx Partner, and the OTC Partners alliance agreements generally are not subject to returns. A roll forward of the product return reserve for the nine months ended September 30, 2010 and the year ended December 31, 2009, is as follows:

	September 30,	December 31,
Product Return Reserve	2010	2009
(in $000’s)
Beginning balance	$22,114	$13,675
Provision related to sales recorded in the period	20,340	11,847
Credits issued during the period	(2,976)	(3,408)

Ending balance	$39,478	$22,114

Purchase Order Commitments
As of September 30, 2010, the Company had approximately $23,387,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

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
During the nine months ended September 30, 2010, the Company recorded a tax provision of $146,114,000 for United States domestic income taxes and for foreign income taxes. The nine months ended September 30, 2010 tax provision also included an accrual for uncertain tax positions of $35,000. In the nine months ended September 30, 2009, the Company recorded a tax provision of $6,373,000 for United States domestic income taxes and for foreign income taxes. The nine months ended September 30, 2009 tax provision also included an accrual for uncertain tax positions of $676,000. The increase in the tax provision was driven by higher income before taxes in the nine months ended September 30, 2010. The tax provision for the nine months ended September 30, 2010 does not include the effect of the federal research and development tax credit which expired on December 31, 2009, and as of the September 30, 2010 balance sheet date, has not been reinstated. The tax provision for the nine months ended September 30, 2009 included the effect of the federal research and development tax credit.

10. REVOLVING LINE OF CREDIT
The Company has a $35,000,000 revolving credit facility under a credit agreement with Wells Fargo Bank, N.A. (“Credit Agreement”), with a January 31, 2011 expiration date, effective with a sixth amendment to the Credit Agreement executed in September 2010. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of September 30, 2010 and December 31, 2009, respectively.
The interest rate for the revolving credit facility is set at either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions. The Company is required to pay an unused line fee of 50 basis points per annum and a servicing fee of $1,500 during any month in which no revolver loans are outstanding. During the nine months ended September 30, 2010 and 2009, the Company paid unused line fees of $133,000 and $128,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio, applicable only for periods during which the Company’s net cash position is less than $50.0 million, requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures, to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. The Company is limited to capital expenditures of no more than $25.0 million for each calendar year. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At September 30, 2010, the Company was in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

11. ALLIANCE AND COLLABORATION AGREEMENTS
License and Distribution Agreement with Shire
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company accrued a profit share payable to Shire of $86,755,000 and $0 on sales of the AG Product during the nine months ended September 30, 2010 and 2009, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Strategic Alliance Agreement with Teva
The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, ten (10) specified controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products.
In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole 10mg, 20mg and 40mg products. Additionally, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/psuedoephedrine product, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000.
As the July 2010 amendment materially modified the Teva Agreement, the Company elected to apply the updated guidance of FASB ASC 605-25 Multiple Element Arrangements (“ASC 605-25”) to the amended Teva Agreement beginning in the three months ended September 30, 2010.
There are two criteria under the updated guidance of ASC 605-25 for determining if deliverables shall be considered separate units of accounting, including: (i) the deliverable has value to the customer on a standalone basis, and (ii) if the arrangement has a general right of return relative to delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. The Company evaluated the deliverables of the amended Teva Agreement under ASC 605-25 and determined there are two units of accounting, including: a combined unit consisting of research and development activities plus market exclusivity, and the manufacture and delivery of 10 products (i.e. contract manufacturing). The market exclusivity deliverable does not meet the first criteria for separation as it does not have standalone value to Teva. As the products contemplated by the Teva Agreement were to be developed by the Company, the market exclusivity has no value to Teva without the research and development services needed to complete the products. The contract manufacturing deliverable has standalone value to Teva as it is able to resell the delivered items (i.e. finished product) to third-parties.
The consideration received by the Company from Teva under the Teva Agreement is contingent upon future performance, as such the Company was unable to allocate any of the consideration received to delivered items, and therefore the Company looked to the underlying services which gave rise to the payment of consideration by Teva to determine the appropriate recognition of revenue as follows:
•	Research and development related activities (the Combined Unit) — Consideration received as a result of research and development related activities performed under the Teva Agreement will be deferred and recognized on the straight-line method over the Company’s expected period of performance of the research and development related services, which is estimated to be from July 2001 (following the June 2001 commencement of the Teva Agreement) to October 2014 (with FDA approval of the ANDA for the final product under the Teva Agreement).

•	Manufacture and delivery of 10 products — Consideration received as a result of the manufacture and delivery of 10 products under the Teva Agreement will be recognized under the Company’s revenue recognition policy, as proscribed by SAB 104, as follows:
•	Product shipments — The Company will account for the shipment of products under the Teva Agreement as current period revenue in accordance with its revenue recognition policy applicable to its Global products.

•	Profit share — The Company will recognize profit share, if any, as current period revenue when earned.
•	Gain on the repurchase of Company stock — This represents additional profit share revenue resulting from the successful December 2006 commercial sale of a Tier 2 or Tier 3 product, and was recognized as revenue in the period earned.

The Company applied the updated guidance of ASC 605-25 to the Teva Agreement on a prospective basis beginning in the quarter ended September 30, 2010. In the three months and nine months ended September 30, 2010, the application of the updated guidance of ASC 605-25 had the effect of increasing Rx Partner revenue by $196,440,000, and increasing cost of revenues by $95,426,000, and correspondingly, basic earnings per share increased by approximately $0.98 and $1.01 for the three and nine months ended September 30, 2010, respectively. The increase in Rx Partner revenue as a result of applying the updated guidance of ASC 605-25 in the three months ended September 30, 2010, represents the recognition of previously deferred revenue which would otherwise have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement, using a modified proportional performance method. Under the previous accounting standards, in the three and nine months ended September 30, 2010, Rx Partner revenue would have been $5,922,000 and $16,627,000, respectively, cost of revenues would have been $47,998,000 and $196,466,000, respectively, and basic earnings per share would have been $0.21 and $2.85, respectively.
The Company previously determined, under the previous accounting standards, no single deliverable represented a separate unit of accounting as there was not sufficient objective and reliable evidence of the fair value of any single deliverable. As such, under the previous accounting standards, the Company was required to account for the entirety of the Teva Agreement as a single unit of accounting, resulting in the Company previously deferring revenue earned and product manufacturing costs incurred under the Teva Agreement and then recognizing such deferred revenue and amortizing such deferred manufacturing costs over the estimated life of the Teva Agreement utilizing a modified proportional performance method.

The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	Nine Months
	Ended	Inception
(in $000’s)	September 30,	Through
Deferred revenue	2010	Dec 31, 2009
Beginning balance	$202,032	$—
Additions:
Product-related and cost sharing	10,084	417,269
Exclusivity charges	—	(50,600)
All other	—	12,527

Total additions	$10,084	$379,196

Less:
Amount recognized	(10,978)	(177,164)
Accounting adjustment	(196,440)	—

Total deferred revenue	$4,698	$202,032

	Nine Months
(in $000’s)	Ended	Inception
Deferred product	September 30,	Through
manufacturing costs	2010	Dec 31, 2009
Beginning balance	$94,040	$—
Additions	7,416	175,565

Less:
Amount recognized	(6,030)	(81,525)
Accounting adjustment	(95,426)	—

Total deferred product manufacturing costs	$—	$94,040

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
OTC Partners Alliance Agreements
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	Nine Months
	Ended	Inception
(in $000’s)	September 30	Through
Deferred revenue	2010	Dec 31, 2009
Beginning balance	$16,162	$—
Additions:
Upfront fees and milestone payments	—	8,436
Cost-sharing and other	—	1,642
Product-related deferrals	2,863	83,826

Total additions	$2,863	$93,904

Less: amount recognized	(6,438)	(77,742)

Total deferred revenue	$12,587	$16,162

	Nine Months
(in $000’s)	Ended	Inception
Deferred product	September 30,	Through
manufacturing costs	2010	Dec 31, 2009
Beginning balance	$14,203	$—
Additions	2,323	77,870
Less: amount recognized	(5,289)	(63,667)

Total deferred product manufacturing costs	$11,237	$14,203

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
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the Joint Development Agreement with Medicis:

	Nine Months
	Ended	Inception
(in $000’s)	September 30,	Through
Deferred revenue	2010	Dec 31, 2009
Beginning balance	$39,487	$—
Additions:
Upfront fees and milestone payments	—	52,000
Product-related deferrals	—	—

Total additions	$—	$52,000

Less: amount recognized	(10,153)	(12,513)

Total deferred revenue	$29,334	$39,487

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.
In June 2010, the Company and Endo Pharmaceuticals, Inc. (“Endo”) entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead branded product candidate (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $10,000,000 up-front payment. The Company has the potential to receive up to an additional $30,000,000 of contingent payments upon achievement of certain specified clinical and regulatory milestones. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists.
The $10,000,000 up-front payment is being recognized as revenue on a straight-line basis over a period of 91 months, which is the Company’s estimated expected period of performance of the Endo Agreement Product research and development activities, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company’s NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue-alliance agreement.” Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance.
Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for the sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Co-Promotion Agreement with Pfizer
In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Pfizer Co-Promotion Agreement”). Under the terms of the Pfizer Co-Promotion Agreement, effective April 1, 2010, the Company provides physician detailing sales call services for Pfizer’s Lyrica® product to neurologists. The Company receives a fixed fee, effective January 1, 2010, subject to annual cost adjustment, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. There is no opportunity for the Company to earn incentive fees under the terms of the Pfizer Co-Promotion Agreement. Pfizer is responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the physician detailing sales force fee revenue as the related services are performed and the performance obligations are met. The Company recognized $3,535,000 and $3,499,000 in the three months ended September 30, 2010 and 2009, respectively, and $10,538,000 and $3,499,000 in the nine months ended September 30, 2010 and 2009, respectively, under the Pfizer Co-Promotion Agreement, with such amounts presented in the captioned line item “Promotional Partner” revenue on the consolidated statement of operations.
As noted above, the Company previously entered into a three year Co-Promotion Agreement with Wyeth, an unrelated third-party pharmaceutical company, prior to Wyeth becoming a wholly-owned subsidiary of Pfizer, under which the Company performed physician detailing sales calls for the Wyeth Pristiq® product to neurologists, with such services commencing on July 1, 2009, and ending in connection with the Pfizer Co-Promotion Agreement described above. Wyeth paid the Company a service fee, subject to an annual cost adjustment, for each physician detailing sales call. During the term of the (former Wyeth) Co-Promotion Agreement, the Company was required to complete a minimum and maximum number of physician detailing sales calls. Wyeth was responsible for providing sales training to the Company’s sales force. Wyeth owned the product and was responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognized service fee revenue as the related physician detailing sales call services were performed and the performance obligations were met. The Company did not earn any incentive fee revenue under the terms of the (former Wyeth) Co-Promotion Agreement.
Promotional Services Agreement with Shire
In January 2006, the Company entered into a three year Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Shire Co-Promotion Agreement”), under which the Company was engaged to perform physician detailing sales calls services in support of Shire’s Carbatrol® product, from July 1, 2006 to June 30, 2009. The Company recognized $0 in sales force fee revenue in each of the three months ended September 30, 2010 and 2009, and $0 and $6,508,000 in sales force fee revenue for the nine months ended September 30, 2010 and 2009, respectively, under the (expired) Shire Co-Promotion Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the consolidated statement of operations.

12. SHARE-BASED COMPENSATION
The Company recognizes the fair value of each stock option and restricted share over its vesting period. Stock options and restricted stock awards are granted under the Company’s Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years.
Total share-based compensation expense recognized in the consolidated statement of operations was as follows:

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
(in $000’s)	2010	2009	2010	2009

Manufacturing expenses	$482	$409	$1,841	$1,145
Research and development	797	655	2,535	1,906
Selling, general & administrative	1,194	922	3,330	2,128

Total	$2,473	$1,986	$7,706	$5,179

The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share
Outstanding at December 31, 2009	8,229,818	$9.87

Options granted	349,000	$20.06
Options exercised	(1,481,766)	$8.75
Options forfeited	(122,342)	$9.55

Outstanding at September 30, 2010	6,974,710	$10.63

Vested and expected to vest at September 30, 2010	6,918,474	$10.64

Options exercisable at September 30, 2010	3,923,311	$11.55

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
A summary of the Company’s non-vested restricted stock awards is presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value
Non-vested at December 31, 2009	1,152,923	$7.72
Granted	167,800	$18.65
Vested	(234,219)	$7.67
Forfeited	(45,161)	$8.95

Non-vested at September 30, 2010	1,041,343	$9.44

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

12. SHARE-BASED COMPENSATION (continued)
As of September 30, 2010, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $21,079,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.06 years. The intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $14,172,000 and $2,970,000, respectively. The total fair value of restricted stock awards which vested during the nine months ended September 30, 2010 and 2009 was $1,796,000 and $389,000, respectively. In May 2010, the Company’s stockholders approved an increase of 2,000,000 in the number of shares available for issuance of equity incentive awards including stock options, restricted stock awards and stock appreciation rights under the Company’s 2002 Plan. As of September 30, 2010, the Company had 3,114,817 shares of common stock available for issuance of stock options, restricted stock awards or stock appreciation rights.

13. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the nine months ended September 30, 2010 and 2009, the Company did not issue any preferred stock.
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

14. EARNINGS PER SHARE
The company’s earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of common shares outstanding for the period, along with diluted earnings per share, computed by dividing net income by the weighted-average number of common shares adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per common share for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
(in $000’s except per share amounts)	2010	2009	2010	2009

Numerator:
Net income	$75,163	$6,685	$237,996	$11,917

Denominator:
Weighted average common shares outstanding	62,435,116	60,559,064	61,778,465	60,130,608

Effect of dilutive options and common stock purchase warrants	3,035,225	688,636	3,392,590	536,619

Diluted weighted average common shares outstanding	65,470,341	61,247,700	65,171,055	60,667,227

Basic net income per share	$1.20	$0.11	$3.85	$0.20

Diluted net income per share	$1.15	$0.11	$3.65	$0.20

For the three months ended September 30, 2010 and 2009, the Company excluded 1,123,516 and 5,859,308, respectively and for the nine months ended September 30, 2010 and 2009, the Company excluded 1,121,991 and 7,133,607, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.
15. COMPREHENSIVE INCOME

	Three Months Ended:		Nine Months Ended:
	September 30,	September 30,	September 30,	September 30,
(in $000’s)	2010	2009	2010	2009

Net income	$75,163	$6,685	$237,996	$11,917
Currency translation adjustments	(127)	351	890	380

Comprehensive income	75,036	7,036	238,886	12,297

Comprehensive income attributable to the noncontrolling interest	—	—	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$75,036	$7,036	$238,886	$12,297

16. SEGMENT INFORMATION
The Company has two reportable segments, the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Company currently markets and sells its Global Division products within the continental United States of America and the Commonwealth of Puerto Rico.
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel, for sales of generic prescription products, directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel, for generic pharmaceutical over-the-counter and prescription products sold to unrelated third-party customers, who in-turn sell the products to third-parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. The Company also generates revenue in its Global Division from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Research Partner” revenue on the consolidated statement of operations.
The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in product co-promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities. The Company also generates revenue in its Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Research Partner” revenue on the consolidated statement of operations.
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

16. SEGMENT INFORMATION (continued)
The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2010	Division	Division	and Other	Company
Revenue, net	$300,128	$3,865	$—	$303,993
Cost of revenue	140,279	2,843	—	143,122
Research and development	12,819	11,027	—	23,846
Patent Litigation	1,033	—	—	1,033
Income (loss) before provision for income taxes	$141,870	$(10,935)	$(7,299)	$123,636

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2009	Division	Division	and Other	Company
Revenue, net	$61,447	$3,499	$—	$64,946
Cost of revenue	25,098	2,957	—	28,055
Research and development	8,909	6,337	—	15,243
Patent Litigation	1,647	—	—	1,647
Income (loss) before provision for income taxes	$23,232	$(6,553)	$(6,527)	$10,152

(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2010	Division	Division	and Other	Company
Revenue, net	$769,429	$10,978	$—	$780,407
Cost of revenue	282,309	9,280	—	291,589
Research and development	32,608	30,656	—	63,264
Patent Litigation	4,786	—	—	4,786
Income (loss) before provision for income taxes	$438,577	$(31,436)	$(23,071)	$384,070

(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2009	Division	Division	and Other	Company
Revenue, net	$172,268	$10,007	$—	$182,275
Cost of revenue	72,339	9,250	—	81,589
Research and development	28,761	17,983	—	46,744
Patent Litigation	4,058	—	—	4,058
Income (loss) before provision for income taxes	$59,482	$(19,754)	$(21,493)	$18,237

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
Further, under the Teva Agreement, the Company and Teva have agreed to share in fees and costs related to patent infringement litigation associated with the generic pharmaceutical products covered by the Teva Agreement. With respect to the six products with ANDAs already filed with the FDA at the time the Teva Agreement was signed, Teva is required to pay 50% of the fees and costs in excess of $7,000,000; with respect to two of the products with ANDAs filed since the Teva Agreement was signed, Teva is required to pay 45% of the fees and costs; and with respect to the remaining two products, Teva is required to pay 50% of the fees and costs. The Company is responsible for the remaining fees and costs relating to the generic pharmaceutical products covered by the Teva Agreement.
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

17. LEGAL AND REGULATORY MATTERS (continued)
Endo Pharmaceuticals, Inc., et al. v. Impax Laboratories, Inc. (Oxymorphone)
In November 2007, Endo Pharmaceuticals, Inc. and Penwest Pharmaceuticals Co. (together, “Endo”) filed suit against the Company in the U.S. District Court for the District of Delaware, requesting a declaration of the Company’s Paragraph IV Notices with respect to the Company’s ANDA for Oxymorphone Hydrochloride Extended Release Tablets 5 mg, 10 mg, 20 mg and 40 mg, generic to Opana® ER, are null and void and, in the alternative, alleging patent infringement in connection with the filing of such ANDA. Endo subsequently dismissed its request for declaratory relief and in December 2007 filed another patent infringement suit relating to the same ANDA. In July 2008, Endo asserted additional infringement claims with respect to the Company’s amended ANDA, which added 7.5mg, 15mg and 30mg strengths of the product. The cases were subsequently transferred to the U.S. District Court for the District of New Jersey. The Company filed an answer and counterclaims. Discovery was completed. The court issued its Markman decision and final pretrial orders in March 2010. The Company and Endo entered into a Settlement and License Agreement, and this matter was dismissed, on June 15, 2010.
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

17. LEGAL AND REGULATORY MATTERS (continued)
Purdue Pharma Products L.P., et al. v. Impax Laboratories, Inc. (Tramadol)
In August 2008, Purdue Pharma Products L.P., Napp Pharmaceutical Group LTD., Biovail Laboratories International, SRL, and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (collectively, “Purdue”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Tramadol Hydrochloride Extended Release Tablets, 100 mg, generic to 100mg Ultram® ER. In November 2008, Purdue asserted additional infringement claims with respect to the Company’s amended ANDA, which added 200 mg and 300 mg strengths of the product. The Company filed answers and counterclaims to those complaints. In August 2009, one of the patents-in-suit, U.S. Patent No. 6,254,887, was found invalid in another ANDA case relating to Ultram® ER, Purdue Pharma Products L.P. et al, v. Par Pharmaceutical, Inc. et al., Case No. 07-255 (D. Del.) (“Par action”) The Par action is now on appeal to the U. S. Court of Appeals for the Federal Circuit. On November 16, 2009, the Company and Purdue agreed by stipulation to stay the case until the earlier of the following two events: (a) the Federal Circuit issues a mandate in the Par action or that action is otherwise disposed of, or (b) an undisclosed event. The Federal Circuit affirmed the decision of invalidity in the Par action on June 3, 2010. On September 2, 2010, this matter was dismissed with prejudice.
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
Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. Discovery is proceeding, fact discovery closes on December 17, 2010, and no trial date has been set.
Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. The Company has filed an answer and counterclaim. This matter was settled and dismissed on October 11, 2010.
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
The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)
In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. The Company filed an answer and counterclaim. In October 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Galderma against another generic drug manufacturer that has filed an ANDA relating to this product and proceedings in this case were stayed. In June 2010, Galderma moved for a preliminary injunction to bar sales by the other generic manufacturer based on two of the patents in suit, which motion was granted by the magistrate judge in a decision finding Galderma had shown a likelihood of success on the merits. In July, 2010 the generic manufacturer filed a motion for reargument of Galderma’s motion for preliminary injunction and temporary restraining order. The motion is pending.
Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. Abbott Laboratories and Laboratoires Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. The Company has filed an answer and counterclaim. In September 2010, the Court vacated the schedule and ordered a stay in the two matters related to the Company.
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
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)
In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against the Company in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. The Company has filed an answer. Discovery is proceeding, fact discovery closes February 4, 2011, and no trial date has been scheduled.
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
Schering Corporation, et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)
In August 2010, Schering Corporation and MSP Singapore Company LLC filed suit against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Ezetimibe/Simvastatin Tablets, 10 mg/80 mg, generic to Vytorin ®. The Company has filed an answer and counterclaim.

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
Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR)
On November 1, 2010, the Company filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill the Company’s orders for the generic Adderall XR product as required by the parties’ Settlement Agreement and License and Distribution Agreement, signed in January 2006. In addition, the Company has filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by the Company.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected (unaudited) financial information for the quarterly period noted is as follows:

	2010 Quarters Ended:
(in $000’s except per share amounts)	March 31	June 30	September 30
Revenue:
Global Product sales, gross	$425,986	$224,318	$167,759
Less:
Chargebacks	56,168	49,420	36,065
Rebates	29,425	16,739	21,630
Product Returns	7,400	4,596	8,344
Other credits	23,888	15,925	10,669

Global Product sales, net	309,105	137,638	91,051

Private Label Product sales	672	339	528
Rx Partner	4,903	5,802	202,799
OTC Partner	1,765	2,309	2,365
Research Partner	3,385	3,494	3,714
Promotional Partner	3,503	3,500	3,535
Other	—	—	—

Total revenues	323,333	153,082	303,992

Gross profit	243,757	84,190	160,871

Net income	$131,485	$31,348	$75,163

Net income per share (basic)	$2.16	$0.51	$1.20

Net income per share (diluted)	$2.06	$0.48	$1.15

Weighted Average:
common shares outstanding:
Basic	61,008,015	61,876,599	62,435,116

Diluted	63,865,678	65,538,805	65,470,341

Quarterly computations of (unaudited) net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)
Selected (unaudited) financial information for the quarterly period noted is as follows:

	2009 Quarters Ended:
(in $000’s except per share amounts)	March 31	June 30	September 30

Revenues:
Global Product sales, gross	$78,696	$81,764	$82,514
Less:
Chargebacks	22,638	24,844	21,265
Rebates	10,819	13,425	9,411
Product Returns	3,256	3,100	2,030
Other credits	2,862	3,008	3,172

Global Product sales, net	39,121	37,387	46,636

Private Label Product sales	1,297	2,220	1,752
Rx Partner	10,736	11,119	8,328
OTC Partner	1,858	1,628	1,769
Research Partner	2,611	2,833	2,962
Promotional Partner	3,284	3,224	3,499
Other	6	5	—

Total revenues	58,913	58,416	64,946

Gross profit	32,663	31,132	36,891

Net income	$2,219	$3,013	$6,685

Net income per share (basic)	$0.04	$0.05	$0.11

Net income per share (diluted)	$0.04	$0.05	$0.11

Weighted average
common shares outstanding:
Basic	59,711,133	60,112,308	60,559,064

Diluted	60,222,215	60,552,344	61,247,700

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
Statements included in this Quarterly Report on Form 10-Q not related to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position, results of operations and market value of our common stock, our ability to maintain an effective system of internal control over financial reporting, fluctuations in our revenues and operating income, reductions or loss of business with any significant customer, the impact of competitive pricing and products and regulatory actions on our products, our ability to sustain profitability and positive cash flows, our ability to maintain sufficient capital to fund our operations, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, our ability to successfully develop and commercialize pharmaceutical products, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration (“FDA”) filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our reliance on key alliance, collaboration, license and distribution agreements, the availability of raw materials, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, exposure to product liability claims, and other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2010, and June 30, 2010. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Overview
We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of November 1, 2010, we manufactured and marketed 93 generic pharmaceuticals, which represent dosage variations of 29 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of 4 different pharmaceutical compounds are marketed by our alliance agreement partners. We have 38 applications pending at the FDA, including 4 tentatively approved by FDA, and 58 other products in various stages of development for which applications have not yet been filed.
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
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products through four sales channels: the “Global Products” sales channel, for generic pharmaceutical prescription (“Rx”) products we sell directly to wholesalers, large retail drug chains, and others; the “Private Label Products” sales channel, for generic pharmaceutical and over-the-counter (“OTC”) prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label, the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. We also generate revenue in the Global Division from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and report such revenue under the caption “Research partner” revenue on the consolidated statement of operations.
The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in the provision of co-promotion services (referred to as “physician detailing sales calls”) of products developed by unrelated third-party pharmaceutical entities through our direct sales force to physicians in the CNS community. We also generate revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and report such revenue under the caption “Research Partner” revenue on the consolidated statement of operations.
Our total revenues for the three and nine months ended September 30, 2010 and 2009 were predominantly derived from our Global Division. See “Part I: Financial Information — Item 1: Financial Statements — Note 16” to the unaudited interim consolidated financial statements for financial information about our segments for the three and nine months ended September 30, 2010 and 2009. We sell our Global Division products within the continental United States of America and the Commonwealth of Puerto Rico. We have no sales in foreign countries.
We have entered into several alliance, collaboration or license and distribution agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements may require us to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms which ultimately may prove to be unfavorable to us. Relationships with alliance partners may also include risks due to incomplete marketplace information, inventories, and commercial strategies of our partners, and our agreements may be the subject of contractual disputes. If we, or our partners, are not successful in commercializing the products covered by the agreements, such commercial failure could adversely affect our business. Under one of our license and distribution agreements we are dependent on another pharmaceutical company to supply us with product we market and sell, and we may enter into similar agreements in the future. Any delay or interruption in the supply of product under such agreements could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers.
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

Rx Partner and OTC Partner. Each of our alliance agreements involves multiple deliverables in the form of products, services and/or licenses over extended periods. FASB ASC Topic 605-25 supplemented SAB 104 for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement or the Company’s estimated expected period of performance using either the straight-line method or a modified proportional performance method. Under the modified proportional performance method, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the agreement relative to the estimated total recognition period of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of years estimated to be the recognition period. The remaining balance of the amount realized is then recognized in equal amounts in each of the succeeding years of the recognition period. Thus, for example, with respect to profit share or royalty payments reported by an alliance agreement partner during the third year of an agreement with an estimated recognition period of 15 years, 3 / 15 of the amount reported is recognized in the year reported and 1/15 of the amount is recognized during each of the remaining 12 years. A fuller description of our analysis under FASB ASC Topic 605 and the modified proportional performance method is set forth in “Part I: Financial Information — Item 1: Financial Statements — Note 2.”
As noted above, our alliance agreements obligate us to deliver multiple goods and /or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, we receive payments from our alliance agreement partners for product shipments, and may also receive royalty, profit sharing, and /or upfront or periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is generally not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Royalty and profit sharing amounts we receive under these agreements are calculated by the respective alliance agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, returns, shelf stock adjustments and other adjustments the alliance agreement partners may negotiate with their customers. We record the alliance agreement partner’s adjustments to such estimated amounts in the period the alliance agreement partner reports the amounts to us.

Research Partner. We have entered into development agreements with other unrelated third-party pharmaceutical companies under which we are collaborating in the development of five dermatological products, including four generic products and one branded dermatological product, and one branded CNS product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. Revenue received from the provision of research and development services, including the upfront payment and the contingent milestone payments, if any, will be deferred and recognized on a straight line basis over the expected period of performance of the research and development services. Royalty fee income, if any, will be recognized by us as current period revenue when earned. We determined these agreements do not include multiple deliverables under FASB ASC Topic 605.
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
Consistent with industry practice, we record an accrued provision for estimated deductions for chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and other pricing adjustments, in the same period when revenue is recognized. The objective of recording provisions for such deductions at the time of sale is to provide a reasonable estimate of the aggregate amount we expect to ultimately credit our customers. Since arrangements giving rise to the various sales credits are typically time driven (i.e. particular promotions entitling customers who make purchases of our products during a specific period of time, to certain levels of rebates or chargebacks), these deductions represent important reductions of the amounts those customers would otherwise owe us for their purchases of those products. Customers typically process their claims for deductions in a reasonably timely manner, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare such actual amounts to the estimated provisions, in the aggregate, for each deduction category to assess the reasonableness of the various reserves at each quarterly balance sheet date. Differences between our estimated provisions and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP. We do not have the ability to specifically link any particular sales credit to an exact sales transaction and since there have been no material differences, we believe our systems and procedures are adequate for managing our business. An event such as the failure to report a particular promotion could result in a significant difference between the estimated amount accrued and the actual amount claimed by the customer, and, while there have been none to date, we would evaluate the particular events and factors giving rise to any such significant difference in determining the appropriate accounting.

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
The following table is a roll-forward of the activity in the chargeback reserve for the nine months ended September 30, 2010 and the year ended December 31, 2009:

(in $000’s)	September 30,	December 31,
Chargeback reserve	2010	2009
Beginning balance	$21,448	$4,056
Provision recorded during the period	141,653	126,105
Credits issued during the period	(145,803)	(108,713)

Ending balance	$17,298	$21,448

Provision as a percent of gross Global Product sales	17%	24%

The decrease in the accrued provision for estimated chargebacks as a percent of gross Global Product sales, principally resulted from our tamsulosin product and our authorized generic Adderall XR products, both of which generally resulted in higher gross Global Product sales and carried a lower average chargeback credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, resulting in a lower overall aggregate average chargebacks as a percentage of gross Global Product Sales during the nine months ended September 30, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our tamsulosin product sales after the end of the contractual exclusivity period, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, and have resulted in both price erosion and reduction of our market-share. (See Results of Operations below for additional discussion.)

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
The following table is a roll-forward of the activity in the rebate reserve for the nine months ended September 30, 2010 and the year ended December 31, 2009:

(in $000’s)	September 30,	December 31,
Rebate reserve	2010	2009
Beginning balance	$37,781	$4,800
Provision recorded during the period	73,397	72,620
Credits issued during the period	(94,185)	(39,639)

Ending balance	$16,993	$37,781

Provision as a percent of gross Global Product sales	9%	14%

The decrease in the accrued provision for estimated rebates as a percent of gross Global Product sales, principally resulted from our tamsulosin product and our authorized generic Adderall XR products, both of which generally resulted in higher gross Global Product sales and carried a lower rebate credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, resulting in a lower overall aggregate average rebate as a percentage of gross Global Product sales during the nine months ended September 30, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our tamsulosin product sales after the end of the contractual exclusivity period, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, and have resulted in both price erosion and reduction of our market-share. (See Results of Operations below for additional discussion.)

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
The following table is a roll-forward of the activity in the product returns reserve for nine months ended September 30, 2010 and the year ended December 31, 2009:

(in $000’s)	September 30,	December 31,
Product Returns Reserve	2010	2009
Beginning balance	$22,114	$13,675
Provision related to sales recorded in the period	20,340	11,847
Credits issued during the period	(2,976)	(3,408)

Ending balance	$39,478	$22,114

Provision as a percent of gross Global Product sales	2%	2%

The period over period change in the provision for returns, as a percent of gross Global Product sales was de minimis.

Medicaid Rebate. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $14.9 million and $9.8 million as of September 30, 2010 and December 31, 2009, respectively. The estimated accrued Medicaid rebate reserve increased significantly as a result of the launch of our mixed amphetamine salts products in October 2009, as well as the launch of our tamsulosin product in March 2010. As our mixed amphetamine salts products are authorized generics to the related brand product, Medicaid rebate payments are calculated under the regulations applicable to branded products. The Medicaid rebate accrual for the three and nine months ended September 30, 2010 includes the effect of the increase in the Medicaid Rebate rates, which were effective on a retroactive basis to January 1, 2010, resulting from the March 2010 enactment into law of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (the “Acts”). The change in the Medicaid Rebate rates resulting from the Acts did not have a material impact on our results of operations. Historically, differences between our estimated and actual payments made have not been significant.
Shelf-Stock Adjustments. When, based on competitive market conditions, we may reduce the ultimate net selling price of a product by issuing a so-called shelf-stock adjustment credit to a customer, the amount of which is typically agreed upon by us and our customer by reference to an estimate of the amount of a specific product held by the customer, as an inducement for our customer to continue to purchase future additional quantities of our product. The primary factors we consider when estimating an accrued shelf-stock adjustment reserve include the per-unit credit amount and an estimate of the level of inventory held by the customer. The accrued shelf-stock adjustment totaled $0.6 million and $0.2 million as of September 30, 2010 and December 31, 2009, respectively. Differences between our estimated and actual credits issued for shelf stock adjustments have not been significant.
Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts we deem to be uncollectible from our customers. These allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $0.6 million and $0.4 million at September 30, 2010 and December 31, 2009, respectively.

Estimated Lives of Alliance Agreements. The revenue we receive under our alliance agreements is not subject to adjustment for estimated chargebacks, rebates, product returns and other pricing adjustments as such adjustments are included in the amounts we receive from our alliance partners. However, because we recognize revenue we receive under our alliance agreements, which is required to be deferred, over the estimated life of the related agreement or our expected performance utilizing either the straight-line method or a modified proportional performance method, we are required to estimate the recognition period under each such agreement in order to determine the amount of revenue to be recognized in the current period. Sometimes this estimate is based solely on the fixed term of the particular alliance agreement. In other cases the estimate may be based on more subjective factors as noted in the following paragraphs. While changes to the estimated recognition periods have been infrequent, such changes, should they occur, may have a significant impact on our financial statements.
As an illustration, with the application of the updated generally accepted accounting principles promulgated by FASB ASC 605-25, to the Teva Agreement beginning in the quarter ended September 30, 2010, our estimated expected period of performance to provide research and development services under the Teva Agreement is now estimated to be a 160 month period, starting in July 2001 (following the June 2001 effective date of the Teva Agreement) and ending in October 2014 (with the estimated date of FDA approval of the final product covered by the Teva Agreement). The FDA approval of the final product under the Teva Agreement represents the end of our expected period of performance as we will have no further contractual obligation to perform research and development services under the Teva Agreement and, therefore, the earnings process for consideration received from the provision of research and development services will be complete. In accordance with our accounting policy, the change in the recognition period for the Teva Agreement was applied prospectively, as an adjustment in the period of change in the quarter ended September 30, 2010. If we determine our estimated timing of FDA approval of the final product under the Teva Agreement requires further adjustment, then we would adjust the recognition period under the Teva Agreement on a prospective basis, resulting in a change to the periodic revenue recognized under the Teva Agreement. For additional information on the accounting afforded the Teva Agreement, see “Part I: Financial Information — Item 1. Financial Statements — 11. Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva.”
Additionally, for example, our expected period of performance to provide research and development services under the Joint Development Agreement with Medicis is estimated to be a 48 month period, starting in December 2008 (i.e. when the $40.0 million upfront payment was received) and ending in November 2012 (i.e. upon FDA approval of the fifth and final submission). The FDA approval of the final submission under the Joint Development Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of FDA approval for the final submission under the Joint Development Agreement is different from our estimate, the revenue recognition period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Medicis Joint Development Agreement has occurred to date, if we were to conclude significantly more time will be required to obtain FDA approval, then we would increase our estimate of the revenue recognition period under the Joint Development Agreement, resulting in reduced revenue recognition (and related amortized costs, if any) in current and future periods.

Third-Party Research and Development Agreements. In addition to our own research and development resources, we may use unrelated third-party vendors, including universities and independent research companies, to assist in our research and development activities. These vendors provide a range of research and development services to us, including clinical and bio-equivalency studies. We generally sign agreements with these vendors which establish the terms of each study performed by them, including, among other things, the technical specifications of the study, the payment schedule, and timing of work to be performed. Payments are generally earned by third-party researchers either upon the achievement of a milestone, or on a pre-determined date, as specified in each study agreement. We account for third-party research and development expenses as they are incurred according to the terms and conditions of the respective agreement for each study performed, with an accrued expense at each balance sheet date for estimated fees and charges incurred by us, but not yet billed to us. We monitor aggregate actual payments and compare them to the estimated provisions to assess the reasonableness of the accrued expense balance at each quarterly balance sheet date. Differences between our estimated and actual payments made have been de minims.
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
Income Taxes. We are subject to United States federal, state and local income taxes and Taiwan, R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the results for GAAP financial reporting purposes and tax reporting purposes. The computation of the annual estimated effective tax rate at each interim period requires us to exercise judgment to make certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of our annual estimated effective tax rate includes modifications, which were projected for the year, for share based compensation, the domestic manufacturing deduction, and state research and development credits, among others. The tax provision for the three and nine months ended September 30, 2010 does not include the effect of the federal research and development tax credit as such tax credit expired on December 31, 2009, and has not been reinstated for 2010. The tax provision for the three and nine months ended September 30, 2009 included the effect of the federal research and development tax credit.
Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and /or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at September 30, 2010. Our deferred compensation liability is carried at fair value, based upon observable market values. We had no debt outstanding as of September 30, 2010. Our only remaining debt instrument at September 30, 2010 was the revolving credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow against it.
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

Results of Operations
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Overview:
The following table sets forth summarized, consolidated total Company results of operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,	September 30,	Increase/
	2010	2009	(Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%
Total revenues	$303,993	$64,946	$239,047	368%

Gross profit	160,871	36,891	123,980	336%

Income from operations	123,360	10,163	113,197	nm

Income before income taxes	123,636	10,152	113,484	nm
Provision for income taxes	48,501	3,495	45,006	nm

	75,135	6,657	68,478	nm
Non-controlling interest	28	28	—	0%

Net income	$75,163	$6,685	$68,478	nm

— nm — not meaningful
Net Income
Net income for the three months ended September 30, 2010 was $75.2 million, an increase of $68.5 million as compared to $6.7 million for the three months ended September 30, 2009, primarily attributable to an adjustment to the accounting for the Teva Agreement. For additional information regarding the accounting afforded the Teva Agreement, see “Part I: Financial Information — Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview — Critical Accounting Estimates — Estimated Lives of Alliance Agreements.” The adjustment to the accounting for the Teva Agreement resulted in an increase of approximately $61.4 million to net income in the current quarter, (i.e. tax effected at the periodic effective tax rate for the three months ended September 30, 2010). Net income, in the current quarter, before the adjustment to the accounting for the Teva Agreement would have been approximately $13.8 million, an increase of $7.1 million, or 107% from the prior year period, resulting principally from increased Global Product sales, net, resulting in increased gross profit, partially offset by higher total operating expenses and an increase in the provision for income taxes. As discussed throughout this section, we earned significant revenues and gross profit from sales of our authorized generic Adderall XR, and fenofibrate products during the three months ended September 30, 2010. With respect to our authorized generic Adderall XR products, we are dependent on another unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. Any delay or interruption in the supply of our authorized generic Adderall XR products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. Any significant diminution of our authorized generic Adderall XR and fenofibrate product sales revenue and /or gross profit due to competition and /or product supply or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

Global Division
The following table sets forth results of operations for the Global Division for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,	September 30,	Increase/
	2010	2009	(Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%
Revenues:
Global Product sales, net	$91,051	$46,636	$44,415	95%
Private Label Product sales	528	1,752	(1,224)	(70)%
Rx Partner	202,800	8,328	194,472	nm
OTC Partner	2,365	1,769	596	34%
Research Partner	3,384	2,962	422	14%

Total revenues	300,128	61,447	238,681	388%

Cost of revenues	140,279	25,098	115,181	459%

Gross profit	159,849	36,349	123,500	340%

Operating expenses:
Research and development	12,819	8,909	3,910	44%
Patent litigation	1,033	1,647	(614)	(37)%
Selling, general and administrative	4,127	2,561	1,566	61%

Total operating expenses	17,979	13,117	4,862	37%

Income from operations	$141,870	$23,232	$118,638	511%

— nm — not meaningful
Revenues
Total revenues for the Global Division for the three months ended September 30, 2010, were $300.1 million, an increase of 388% over the same period in 2009.
Global Product sales, net, were $91.1 million, an increase of 95% over the same period in 2009 primarily as a result of sales of our authorized generic Adderall XR, and fenofibrate products. We commenced sales of our authorized generic Adderall XR products, indicated for the treatment of attention deficit hyperactivity disorder, in October 2009, and thus had no sales of these products in the prior-year period. The increase in sales of our fenofibrate products, a cholesterol-lowering drug, resulted from a continued increase in demand for generic versions of cholesterol-lowering drugs in general.
Private Label Product sales were $0.5 million, a decrease of 70% primarily due to lower demand for our generic loratadine /pseudoephedrine products.
Rx Partner revenues were $202.8 million, an increase over the prior year period attributable to an adjustment to revenue recognition under the Teva Agreement. For additional information regarding revenue recognition applied to the Teva Agreement, see “Part I: Financial Information — Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview — Critical Accounting Estimates — Estimated Lives of Alliance Agreements.” The adjustment to revenue recognition for the Teva Agreement resulted in an increase in Rx Partner revenue of $196.4 million in the quarter ended September 30, 2010. Such adjustment represents the recognition of previously deferred revenue which otherwise would have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement, using the modified proportional performance method. The Rx Partner revenues before the adjustment to revenue recognition for the Teva Agreement were $6.4 million for the three months ended September 30, 2010, a decrease of $1.9 million, or 23% from the prior year period primarily attributable to reduced sales of our generic Wellbutrin® XL 300mg. The reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition.

OTC Partner revenues were $2.4 million, an increase of $0.6 million primarily attributable to royalty payments received from Merck (formerly Schering-Plough) on their sales of Claritin-D® 12-hour Extended Release Tablets. There were no such royalty payments received from Merck (formerly Schering-Plough) in the prior year period.
Research Partner revenues were $3.4 million, an increase of $0.4 million, primarily driven by revenue recognition related to three milestone payments aggregating $12.0 million, received at various times during 2009, including $5.0 million in May 2009, $5.0 million received in September 2009, and $2.0 million received in December 2009.
Cost of Revenues
Cost of revenues was $140.3 million for the three months ended September 30, 2010, an increase of $115.2 over the prior year period, of which $95.4 million was related to the adjustment to amortization of deferred manufacturing costs (corresponding to the adjustment to revenue recognition) under the Teva Agreement. Before the adjustment to the recognition of deferred manufacturing costs under the Teva Agreement, cost of revenues were $44.9 million, up 79% primarily related to the higher sales of our authorized generic Adderall XR, and fenofibrate products.
Gross Profit
Gross profit for the three months ended September 30, 2010 was $159.8 million, or approximately 53% of total revenues, as compared to $36.3 million or 59% of total revenue in the same period of the prior year. Gross profit in our Global Division, before the adjustment to the accounting for the Teva Agreement, was $58.8 million, up $22.5 million primarily due to higher sales of our authorized generic Adderall XR and fenofibrate products, as discussed above.
Research and Development Expenses
Total research and development expenses for the three months ended September 30, 2010 were $12.8 million, an increase of 44%, as compared to the same period of the prior year. Generic research and development expense increased $2.0 million due to higher spending on bio-equivalency study costs, $0.9 million on active pharmaceutical ingredient used for research purposes, and $0.5 million related to higher employee compensation costs.
Patent Litigation Expenses
Patent litigation expenses for the three months ended September 30, 2010 and 2009 were $1.0 million and $1.6 million, respectively, a decrease of $0.6 million principally resulting from the settlement of two matters in the first half of 2010 which were active during the three months ended September 30, 2009.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2010 were $4.1 million, a 61% increase, generally attributable to overall higher sales levels period over period, and including $0.3 million in increased product freight charges, $0.3 million in higher sales personnel incentive compensation, and $1.1 million of higher marketing expenses.

Impax Division
The following table sets forth results of operations for the Impax Division for the three months ended September 30, 2010 and 2009:

	Three Months Ended,
	September 30,	September 30,	Increase/
	2010	2009	(Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%

Promotional Partner revenue	$3,535	$3,499	36	1%
Research Partner revenue	330	—	330	nm

Total revenues	3,865	3,499	366	10%

Cost of revenues	2,843	2,957	(114)	(4)%

Gross profit	1,022	542	480	89%

Operating expenses:
Research and development	11,027	6,334	4,693	74%
Selling, general and administrative	930	761	169	22%

Total operating expenses	11,957	7,095	4,862	69%

Loss from operations	$(10,935)	$(6,553)	(4,382)	(67)%

— nm — not meaningful
Revenues
Total revenues were $3.9 million for the three months ended September 30, 2010, an increase of 10% compared to the same period in the prior year, principally related to $0.3 million of Research Partner revenue resulting from the Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc, which was entered into in June 2010, and accordingly, there were no similar revenues in the prior year period. In addition, physician detailing services under our Co-Promotion Agreement with Pfizer commenced on July 1, 2009 (these services were initially provided under the former Co-Promotion Agreement with Wyeth, which is now a wholly-owned subsidiary of Pfizer). The Promotional Partner revenue in the three months ended September 30, 2009, was earned under the terms of the previous Promotional Services Agreement with Shire, which expired on June 30, 2009.
Cost of Revenues
Cost of revenues was $2.8 million for the three months ended September 30, 2010, with nominal change from the same period in 2009.
Gross Profit
Gross profit for the three months ended September 30, 2010 was $1.0 million, an increase of $0.5 million attributed primarily to the higher Promotional Partner revenues (as described above).
Research and Development Expenses
Total research and development expenses for the three months ended September 30, 2010 were $11.0 million, an increase of 74%, as compared to $6.3 million in the prior year period, with the $4.7 million increase principally driven by research and development expenses related to our branded product initiatives, including increases of $4.1 million for clinical trial studies and $0.2 million for R&D active pharmaceutical ingredient.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $0.9 million in the current period, as compared to $0.8 million in the prior period, with the increase primarily related higher employee compensation expense.

Corporate and other
The following table sets forth Corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,	September 30,	Increase/
	2010	2009	(Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%

Litigation settlement	$—	$818	(818)	(100)%
General and administrative expenses	7,575	5,698	1,877	33%

Total operating expenses	7,575	6,516	1,059	16%

Loss from operations	(7,575)	(6,516)	(1,059)	(16)%

Other income (expense), net	(91)	(6)	(85)	nm
Interest income	405	180	225	125%
Interest expense	(38)	(185)	147	79%
Provision for income taxes	$48,501	$3,495	45,006	nm
— nm — not meaningful
Litigation settlement
The $0.8 million of litigation settlement expense for the three months ended September 30, 2009 included legal and other professional fee expenses incurred by us in defense of a suit related to our (previously marketed) Lipram UL products which we settled in January 2010, and accordingly there were no similar amounts in the current year period.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2010 were $7.6 million, a $1.9 million increase over the prior period, principally driven by an increase in compensation-related expenses of $0.6 million, higher insurance costs related to increasing levels of business activity of $0.3 million and an increase in systems implementation and integration expenses of $0.3 million. In addition, the prior year period included a $0.7 million reduction in general and administrative expense related to the August 2009 repayment-in-full of a subordinated promissory note, which did not repeat in the current year period.
Other income (expense), net
Other income (expense), net was minimal for the three months ended September 30, 2010 and 2009, and contained no individually-significant items.
Interest Income
Interest income in the three months ended September 30, 2010 was $0.4 million, with the period over period increase of $0.2 million resulting from higher average balances of cash and cash equivalents and short-term investments, partially offset by lower overall interest income rates.
Interest Expense
Interest expense in the three months ended September 30, 2010 declined $0.1 million to $0.04 million, compared to the prior year period due to the absence of interest bearing debt.

Income Taxes
During the three months ended September 30, 2010, we recorded a tax provision of $48.5 million for United States domestic, federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the three months ended September 30, 2010 is an accrual for uncertain tax positions of $0.01 million. In the three months ended September 30, 2009, we recorded a tax provision of $3.5 million for United States domestic federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the three months ended September 30, 2009 is an accrual for uncertain tax positions of $0.2 million. The tax provision for the three months ended September 30, 2010 does not include the effect of the federal research and development tax credit which expired on December 31, 2009, and as of the September 30, 2010 balance sheet date had not been reinstated for 2010. The tax provision for the three months ended September 30, 2009 included the effect of the federal research and development tax credit. The effective tax rate of 39% for the three months ended September 30, 2010 was higher than the effective tax rate of 34% for the three months ended September 30, 2009, resulting principally from the absence of the federal research and development tax credit in the current year period.

Results of Operations
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Overview:
The following table sets forth summarized, consolidated total Company results of operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2010	2009	(Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%

Total revenues	$780,407	$182,275	$598,132	328%

Gross profit	488,818	100,686	388,132	385%

Income from operations	383,632	18,284	365,348	nm

Income before income taxes	384,070	18,237	365,833	nm
Provision for income taxes	146,114	6,373	139,741	nm

	237,956	11,864	226,092	nm
Non-controlling interest	40	53	(13)	(25)%

Net income	$237,996	$11,917	$226,079	nm

— nm — not meaningful
Net Income
Net income for the nine months ended September 30, 2010 was $238.0 million, an increase of $226.1 million as compared to $11.9 million for the nine months ended September 30, 2009, primarily attributable to an adjustment to the accounting for the Teva Agreement. For additional information on the accounting afforded the Teva Agreement, see “Part I: Financial Information — Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview — Critical Accounting Estimates — Estimated Lives of Alliance Agreements.” The adjustment to the accounting for the Teva Agreement resulted in an increase of approximately $62.6 million to net income in the current year period (i.e. tax effected at the periodic effective tax rate for the nine months ended September 30, 2010). Net income, in the current year period, before the adjustment to the accounting for the Teva Agreement would have been approximately $175.4 million, an increase of $163.5 million from the prior year period, resulting principally from increased Global Product sales, net, resulting in increase in gross profit, partially offset by higher total operating expenses and an increase in the provision for income taxes. As discussed throughout this section, we earned significant revenues and gross profit from sales of our tamsulosin, authorized generic Adderall XR, and fenofibrate products during the nine months ended September 30, 2010. With respect to our authorized generic Adderall XR products, we are dependent on another unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. Any delay or interruption in the supply of our authorized generic Adderall XR products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. Any significant diminution of our authorized generic Adderrall XR and fenofibrate product sales revenue and /or gross profit due to competition and /or product supply or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

Global Division
The following table sets forth results of operations for the Global Division for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2010	2009	(Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%
Revenues:
Global Product sales, net	$537,794	$123,144	$414,650	337%
Private Label Product sales	1,539	5,269	(3,730)	(71)%
Rx Partner	213,504	30,183	183,321	607%
OTC Partner	6,439	5,255	1,184	23%
Research Partner	10,153	8,406	1,747	21%
Other	—	11	(11)	(100)%

Total revenues	769,429	172,268	597,161	347%

Cost of revenues	282,309	72,339	209,970	290%

Gross profit	487,120	99,929	387,191	387%

Operating expenses:
Research and development	32,608	28,761	3,847	13%
Patent litigation	4,786	4,058	728	18%
Selling, general and administrative	11,149	7,628	3,521	46%

Total operating expenses	48,543	40,447	8,096	20%

Income from operations	$438,577	$59,482	$379,095	637%

Revenues
Total revenues for the Global Division for the nine months ended September 30, 2010, were $769.4 million, an increase of 347% over the same period in 2009.
Global Product sales, net, were $537.8 million, an increase of 337% over the same period in 2009 primarily as a result of sales of our tamsulosin, authorized generic Adderall XR, and fenofibrate products. Of the $414.7 million increase, $207.4 million resulted from sales of tamsulosin, our generic version of Flomax®, a drug used to improve symptoms associated with an enlarged prostate. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration. Our future tamsulosin product sales, however, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, at the conclusion of our contractual exclusivity period, and have resulted in both price erosion and reduction of our market share. We commenced sales of our authorized generic Adderall XR products, indicated for the treatment of attention deficit hyperactivity disorder, in October 2009, and thus had no sales of these products in the prior-year period. The increase in sales of our fenofibrate products a cholesterol-lowering drug, resulted from a continued increase in demand for generic versions of cholesterol-lowering drugs in general.
Private Label Product sales were $1.5 million, a decrease of 71%, primarily due to lower demand for our generic loratadine /pseudoephedrine products.

Rx Partner revenues were $213.5 million, an increase over the prior year period attributable to an adjustment to the revenue recognition under the Teva Agreement. For additional information on the accounting afforded the Teva Agreement, see “Part I: Financial Information — Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview — Critical Accounting Estimates — Estimated Lives of Alliance Agreements.” The adjustment to revenue recognition for the Teva Agreement resulted in an increase of $196.4 million in the nine months ended September 30, 2010. Such adjustment represents the recognition of previously deferred revenue which otherwise would have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement, using the modified proportional performance method. The Rx Partner revenues before the adjustment to the revenue recognition for the Teva Agreement were $17.1 million in the current year period, representing a decrease of $13.1 million, or 44% from the prior year period, primarily attributable to reduced sales of our generic Wellbutrin® XL 300mg. The reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition.
OTC Partner revenues were $6.4 million, an increase of $1.2 million, primarily attributable to royalty payments received from Merck (formerly Schering-Plough) on their sales of Claritin-D ® 12-hour Extended Release Tablets; there were no such royalty payments received from Merck (formerly Schering-Plough) in the prior year period.
Research Partner revenues were $10.2 million, an increase of $1.7 million, primarily driven by revenue recognition related to three milestone payments aggregating $12.0 million, received at various times during 2009, including $5.0 million in May 2009, $5.0 million received in September 2009, and $2.0 million received in December 2009.
Cost of Revenues
Cost of revenues was $282.3 million for the nine months ended September 30, 2010, an increase of $210.0 million over the prior year period, of which $95.4 million was related to the adjustment to the amortization of deferred manufacturing costs (corresponding to the adjustment to revenue recognition) under the Teva Agreement. Before the adjustment to the recognition of deferred manufacturing costs under the Teva Agreement, cost of revenues were $186.9 million, up 158% primarily related to the higher sales of our tamsulosin, authorized generic Adderall XR, and fenofibrate products.
Gross Profit
Gross profit for the nine months ended September 30, 2010 was $487.1 million, or approximately 63% of total revenues, as compared to $99.9 million or 58% of total revenue in the same period of the prior year. Gross profit in our Global Division, before the adjustment to the accounting for the Teva Agreement, was $386.1 million, up $286.2 million primarily due to higher sales of our tamsulosin product, which accounted for $190.3 million of the period over period increase. Also contributing to the increase were higher sales of our authorized generic Adderall XR and fenofibrate products, as discussed above.
Research and Development Expenses
Total research and development expenses for the nine months ended September 30, 2010 were $32.6 million, an increase of 13% as compared to the same period of the prior year. Generic research and development expense increased $2.1 million due to higher spending on bio-equivalency study costs, $0.8 million on active pharmaceutical ingredient used in research related activities, and $0.5 million of higher outside development costs, partially offset by lower levels of other development-related expenses.

Patent Litigation Expenses
Patent litigation expenses for the nine months ended September 30, 2010 and 2009 were $4.8 million and $4.1 million, respectively, an increase of $0.7 million principally resulting from higher overall expenses in the current year period as a result of increased activity related to two matters which were settled in the first six months of 2010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2010 were $11.1 million, a 46% increase generally attributable to overall higher sales levels period-over-period, and including $1.1 million in increased product freight expenses, $0.9 million of higher marketing expenses, and $0.6 million of post-approval product clinical study costs (of which such clinical study costs were not present in the prior year period).

Impax Division
The following table sets forth results of operations for the Impax Division for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended,
	September 30,	September 30,	Increase/
	2010	2009	(Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%

Promotional Partner revenue	$10,538	$10,007	531	5%
Research Partner revenue	440	—	440	nm

Total revenues	10,978	10,007	971	10%

Cost of revenues	9,280	9,250	30	0.3%

Gross profit	1,698	757	941	124%

Operating expenses:
Research and development	30,656	17,983	12,673	70%
Selling, general and administrative	2,478	2,528	(50)	(2)%

Total operating expenses	33,134	20,511	12,623	62%

Loss from operations	$(31,436)	$(19,754)	(11,682)	(59)%

— nm — not meaningful
Revenues
Total revenues were $11.0 million for the nine months ended September 30, 2010, an increase of 10% compared to the same period in the prior year, principally related to the commencement of physician detailing services under our Co-Promotion Agreement with Pfizer which commenced on July 1, 2009 (these services were initially under the former Co-Promotion Agreement with Wyeth, which is now a wholly-owned subsidiary of Pfizer). The Promotional Partner revenue earned by us during the first six month of 2009 was earned under the terms of the previous Promotional Services Agreement with Shire, which expired on June 30, 2009. In addition, we recognized $0.4 million of Research Partner revenue related to a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. which was entered into in June 2010, and accordingly, there were no similar revenues in the prior year period.
Cost of Revenues
Cost of revenues was $9.3 million for the nine months ended September 30, 2010, with no individually significant changes from the same period in 2009.
Gross Profit
Gross profit for the nine months ended September 30, 2010 was $1.7 million, an increase of $0.9 million attributed primarily to the higher Promotional Partner revenues (as described above).
Research and Development Expenses
Total research and development expenses for the nine months ended September 30, 2010 were $30.7 million, an increase of 70%, as compared to $18.0 million in the prior year period, with the $12.7 million increase principally driven by research and development expenses related to our branded product initiatives, including increases of $10.6 million for clinical trial studies, $1.5 million on employee compensation, $0.4 million on active pharmaceutical ingredient used in research related activities, and $0.2 million on PK studies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.5 million, with no individually significant changes from the same period in 2009.

Corporate and other
The following table sets forth Corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2010	2009	(Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%

Litigation settlement	$—	$1,674	(1,674)	(100)%
General and administrative expenses	23,509	19,770	3,739	19%

Total operating expenses	23,509	21,444	2,065	10%

Loss from operations	(23,509)	(21,444)	(2,065)	(10)%

Other income (expense), net	(134)	52	(186)	(358)%
Interest income	680	636	44	7%
Interest expense	(108)	(735)	627	85%
Provision for income taxes	$146,114	$6,373	139,741	nm
— nm — not meaningful
Litigation settlement
The $1.7 million of Litigation settlement expense for the nine months ended September 30, 2009 included legal and other professional fee expenses incurred by us in defense of a suit related to our (previously marketed) Lipram UL products which we settled in January 2010, and accordingly there were no similar amounts in the current year period.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2010 were $23.5 million, a 19% increase attributable principally to an increase in compensation-related expenses of $1.9 million, higher insurance costs related to increasing levels of business activity of $0.7 million, and an increase in system implementation and integration expenses of $0.4 million. In addition, in the prior year period there was a $0.7 million reduction in general and administrative expenses related to the August 2009 repayment-in-full of a subordinated promissory note, which did not repeat in the current year period.
Other income (expense), net
Other income (expense), net was minimal for the nine months ended September 30, 2010 and 2009, and contained no individually-significant items.
Interest Income
Interest income in the nine months ended September 30, 2010 was $0.7 million, a 7% increase as compared to the prior year period due primarily to higher average balances of cash and cash equivalents and short-term investments partially offset by lower overall interest rates.
Interest Expense
Interest expense in the nine months ended September 30, 2010 declined $0.6 million to $0.1 million, compared to the prior year period due to the absence of interest bearing debt resulting from the repurchase, on the contractual June 15, 2009 prepayment option date, of the $12.75 million remaining outstanding balance of our 3.5% convertible senior subordinated debentures, otherwise due in June 2012.

Income Taxes
During the nine months ended September 30, 2010, we recorded a tax provision of $146.1 million for United States domestic federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the nine months ended September 30, 2010 is an accrual for uncertain tax positions of $0.04 million. In the nine months ended September 30, 2009, we recorded a tax provision of $6.4 million for United States domestic federal and state income taxes and for income taxes in jurisdictions outside the United States. Included in the tax provision for the nine months ended September 30, 2009 is an accrual for uncertain tax positions of $0.7 million. The tax provision for the nine months ended September 30, 2010 does not include the effect of the federal research and development tax credit which expired on December 31, 2009, and to-date has not been reinstated for 2010. The tax provision for the nine months ended September 30, 2009 included the effect of the federal research and development tax credit. The tax provision for the nine months ended September 30, 2009 also included the effect of the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The effective tax rate of 38% for the nine months ended September 30, 2010 was higher than the effective tax rate of 35% for the nine months ended September 30, 2009, resulting principally from the absence of the federal research and development tax credit in the current year period and the reversal of the valuation allowance in the prior year period described above.

Liquidity and Capital Resources
We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.
We expect to incur significant operating expenses, including expanded research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development expenses will be approximately $85.0 million and patent litigation expenses will be approximately $8.0 million for the 12 months ending December 31, 2010. We also anticipate incurring capital expenditures of approximately $20.0 million during the 12 months ending December 31, 2010, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California, our packaging and distribution facilities in the Commonwealth of Pennsylvania, and our facility in Jhunan Taiwan, R.O.C. In addition, we are generally required to make cash expenditures to manufacture and /or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash.
We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and /or licensing agreements, as well as from the equity and /or debt capital markets to fund the planned capital expenditures, our research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions.
Cash and Cash Equivalents
At September 30, 2010, we had $165.8 million in cash and cash equivalents, an increase of $134.0 million as compared to December 31, 2009. As more fully discussed below, the increase in cash and cash equivalents during the nine months ended September 30, 2010 was primarily driven by $259.9 million of cash provided by operations, which included a decrease in accounts receivable, as well as an increase in accounts payable and accrued expenses to be paid in subsequent periods. The increase in cash was also impacted by $13.9 million received from the exercise of stock options and employee stock purchase plan contributions, while being offset by net purchases of short term investments of $133.6 million and $10.5 million of purchases of property, plant and equipment, during the nine month period ended September 30, 2010.
Cash Flows
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.
Net cash provided by operating activities for the nine months ended September 30, 2010 was $259.9 million, an increase of $262.3 million as compared to the prior year period $2.4 million net cash used in operating activities.
The period-over-period increase in net cash provided by operating activities resulted principally from a higher net income, a decrease in accounts receivable, and an increase in accounts payable and accrued expenses. The decrease in accounts receivable to $95.6 million at September 30, 2010, resulted in a $90.1 million source of cash, compared to the same period in the prior year when accounts receivable resulted in a $18.4 million use of cash flows. In addition, higher levels of accounts payable and accrued expenses resulted in a period-over-period increase of $7.5 million in cash flows. The decreased level of accounts receivable at September 30, 2010 was primarily the result of the collection of amounts owed by our customers related to product sales from the launch of our tamsulosin product in March 2010, and of our authorized generic Adderall XR products (launched in October 2009). We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration. Our future tamsulosin product sales, however, will not remain at this level, as additional competing generic versions of the product entered the market in late April 2010 at the conclusion of the contractual exclusivity period, and have resulted in both price erosion and reduction of our market-share. (See Results of Operations above for additional discussion.)

Net cash used by investing activities for the nine months ended September 30, 2010, amounted to $144.1 million, an increase of $133.9 million as compared to the prior year period $10.2 million use of cash flows in investing activities, with the change due to a period-over-period $131.8 million net increase in the purchase of short-term investments, and $2.1 million in higher expenditures on property, plant and equipment. Net purchases of short-term investments during the nine months ended September 30, 2010 resulted in a $133.6 million use of cash flows, as compared to a $1.8 million use of cash flows from net purchases of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the nine months ended September 30, 2010 amounted to $10.5 million as compared to $8.4 million for the prior year period. We expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business.
Net cash provided by financing activities for the nine months ended September 30, 2010 was approximately $18.3 million, representing an increase of $27.4 million as compared to the prior year period $9.1 million of net cash used in financing activities. The period-over-period increase in net cash provided by financing activities was primarily due to an increase in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan (“ESPP”) of $13.9 million for the nine months ended September 30, 2010, as compared to $3.8 million received in the prior year period. In addition, on the contractual June 15, 2009 prepayment option date, at the request of the holders, we repurchased the remaining $12.75 million principal amount of the 3.5% Debentures at 100% of face value, plus accrued interest resulting in a net use of cash in financing activities in the prior year period.

Outstanding Debt Obligations
Senior Lenders; Well Fargo Bank
We have a $35.0 million revolving credit facility under a credit agreement with Wells Fargo Bank, N.A. (“Credit Agreement”), with a January 31, 2011 expiration date. The revolving credit facility, intended for working capital and general corporate purposes, is collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the revolving credit facility as of September 30, 2010 and December 31, 2009, respectively.
The interest rate for the revolving credit facility is either the prime rate plus a margin ranging from 0.25% to 0.75% or LIBOR plus a margin ranging from 2.25% to 3.0% based upon certain terms and conditions. We are required to pay an unused line fee of 50 basis points per annum and a servicing fee of $1,500 during any month in which no revolver loans are outstanding. During the nine months ended September 30, 2010 and 2009, we paid unused line fees of $133,000 and $128,000, respectively.
The Credit Agreement contains various financial covenants, the most significant of which include a “fixed charge coverage ratio” and a capital expenditure limitation. The fixed charge coverage ratio, applicable only for periods during which our net cash position is less than $50.0 million, requires EBITDA less cash paid for taxes, dividends, and certain capital expenditures to be not less than 1.25 to 1.00 as compared to scheduled principal payments coming due in the next 12 months plus cash interest paid during the applicable period. We are limited to capital expenditures of no more than $25.0 million for each calendar year. The Credit Agreement also provides for certain information reporting covenants, including a requirement to provide certain periodic financial information. At September 30, 2010, we were in compliance with the various financial and information reporting covenants contained in the Credit Agreement.

Recent Accounting Pronouncements
In September 2009, the FASB approved an update to the accounting standard related to multiple-deliverable revenue arrangements currently within the scope of FASB ASC Topic 605. The updated accounting standard provides principles and guidance to be used to determine whether a revenue arrangement has multiple deliverables, and if so, how those deliverables should be separated. If multiple deliverables exist, the updated standard requires revenue received under the arrangement to be allocated using the estimated selling price of the deliverables if vendor-specific objective evidence or third-party evidence of selling price is not available. The updated accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on, or after June 15, 2010, with early application permitted. We adopted the updated guidance of ASC 605-25 in the three months ended September 30, 2010. As required, we applied the updated guidance of ASC 605-25 retrospectively from the beginning of our fiscal year of adoption, as of January 1, 2010. Accordingly, the updated guidance of ASC 605-25 will apply to all multiple-element revenue agreements entered into or materially modified by us from January 1, 2010 forward. The application of the updated guidance did not have any impact on our revenue recognition during the three and six months ended June 30, 2010. The updated guidance of ASC 605-25 was applied to the Teva Agreement during the three months ended September 30, 2010. For a discussion of the impact of FASB ASC Topic 605-25 on the Teva Agreement, see “Part I: Financial Information — Item 1. Financial Statements — 11. Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva.”
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Patent Infringement Litigation
Purdue Pharma Products L.P., et al. v. Impax Laboratories, Inc. (Tramadol)
In August 2008, Purdue Pharma Products L.P., Napp Pharmaceutical Group LTD., Biovail Laboratories International, SRL, and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (collectively, “Purdue”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Tramadol Hydrochloride Extended Release Tablets, 100 mg, generic to 100mg Ultram® ER. In November 2008, Purdue asserted additional infringement claims with respect to our amended ANDA, which added 200 mg and 300 mg strengths of the product. We filed answers and counterclaims to those complaints. In August 2009, one of the patents-in-suit, U.S. Patent No. 6,254,887, was found invalid in another ANDA case relating to Ultram® ER, Purdue Pharma Products L.P. et al, v. Par Pharmaceutical, Inc. et al., Case No. 07-255 (D. Del.) (“Par action”) The Par action is now on appeal to the U. S. Court of Appeals for the Federal Circuit. On November 16, 2009, we and Purdue agreed by stipulation to stay the case until the earlier of the following two events: (a) the Federal Circuit issues a mandate in the Par action or that action is otherwise disposed of, or (b) an undisclosed event. The Federal Circuit affirmed the decision of invalidity in the Par action on June 3, 2010. On September 2, 2010, this matter was dismissed with prejudice.
Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against us in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of our ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. We have filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of our ANDA for the 150 mg strength. Discovery is proceeding, fact discovery closes on December 17, 2010, and no trial date has been set.
Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. We have filed an answer and counterclaim. This matter was settled and dismissed on October 11, 2010.
The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)
In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. We filed an answer and counterclaim. In October 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Galderma against another generic drug manufacturer that has filed an ANDA relating to this product and proceedings in this case were stayed. In June 2010, Galderma moved for a preliminary injunction to bar sales by the other generic manufacturer based on two of the patents in suit, which motion was granted by the magistrate judge in a decision finding Galderma had shown a likelihood of success on the merits. In July, 2010 the generic manufacturer filed a motion for reargument of Galderma’s motion for preliminary injunction and temporary restraining order. The motion is pending.

Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. and Abbott Laboratories and Laboratories Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against us in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. We have filed an answer and counterclaim. In September 2010, the Court vacated the schedule and ordered a stay in each matter.
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)
In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against us in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. We have filed an answer. Discovery is proceeding, fact discovery closes February 4, 2011, and no trial date has been scheduled.
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
Schering Corporation, et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)
In August 2010, Schering Corporation and MSP Singapore Company LLC filed suit against us in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA relating to Ezetimibe/Simvastatin Tablets, 10 mg/80 mg, generic to Vytorin ®. We have filed an answer and counterclaim.

Other Litigation Related to Our Business
Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR)
On November 1, 2010, we filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill our orders for the generic Adderall XR product as required by the parties’ Settlement Agreement and License and Distribution Agreement, signed in January 2006. In addition, we have filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by us.

ITEM 1A. RISK FACTORS
During the quarter ended September 30, 2010, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2010 and June 30, 2010. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2010 and June 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, and in our Quarterly Reports on Form 10-Q, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the purchases of our equity securities by us during the quarter ended September 30, 2010.

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet Be Purchased
	Shares (or Units)	Average Price Paid	Announced Plans or	Under the Plans or
Period	Purchased(1)	Per Share (or Unit)	Programs	Programs
July 1, 2010 to July 31, 2010	311 shares of common stock	$17.90	—	—

August 1, 2010 to August 31, 2010	—	—	—	—

September 1, 2010 to September 30, 2010	4,955 shares of common stock	$16.22	—	—

(1)	Represents shares of our common stock we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
Not Applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association. (1)
10.2	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of September 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.
11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2010	Impax Laboratories, Inc.
	By:	/s/ Larry Hsu, Ph.D.
		Name:	Larry Hsu, Ph.D.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Arthur A. Koch, Jr.
		Name:	Arthur A. Koch Jr.
		Title:	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of June 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association. (1)
10.2	Sixth Amendment to Amended and Restated Loan and Security Agreement, dated as of September 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.
11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.