Form 10-K
period 2010-12-31
IMPAX LABORATORIES INC
filed 2011-02-25
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34263
Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(510) 476-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share Series A Junior Participating Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The NASDAQ Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010), was approximately $1,008,664,000.
As of February 15, 2011, there were 64,818,645 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 10, 2011 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Forward-Looking Statements
Statements included in this Annual Report on Form 10-K that do not relate to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Annual Report on Form 10-K. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position and results of operations, our ability to maintain an effective system of internal control over financial reporting, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products, reductions or loss of business with any significant customer, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on alliance and collaboration agreements, the availability of raw materials, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims and other risks described below in “Item 1A Risk Factors.” You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

ii

PART I

Item 1.	Business
Overview
We are a technology-based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development of branded products. We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Global Division concentrates its efforts on the development, manufacture, sale and distribution of our bioequivalent pharmaceutical products, commonly referred to as “generics,” which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. The Impax Division is currently focused on the development of proprietary brand pharmaceutical products for the treatment of central nervous system (“CNS”) disorders and the promotion of third-party branded pharmaceutical products through our direct sales force. Each of the Global Division and the Impax Division also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities. See “Item 15. Exhibits and Financial Statement Schedules — Note 18 to Consolidated Financial Statements,” for financial information about our segments for the years ended December 31, 2010, 2009 and 2008.
The following information summarizes our generic pharmaceutical product development activities since inception through February 4, 2011:
•	62 ANDAs approved by the Food and Drug Administration (“FDA”), which include generic versions of brand name pharmaceuticals such as Brethine®, Florinef®, Minocin®, Claritin-D® 12-hour, Claritin-D® 24-hour, Wellbutrin SR®, Wellbutrin XL®, Ditropan XL®, Depakote ER® and Prilosec®.

•	38 applications pending at the FDA, including 2 tentatively approved (i.e., satisfying substantive FDA requirements but remaining subject to statutory pre-approval restrictions), that address approximately $19.7 billion in recent 12 month U.S. product sales.

•	61 products in various stages of development for which applications have not yet been filed.
In addition, we have one branded pharmaceutical product for which we have completed two Phase III clinical studies and other programs in the early exploratory phase.

Our Strategy
We plan to continue to expand our Global Division through targeted ANDAs and a first-to-file and first-to-market strategy. Our products and product candidates are generally difficult to formulate and manufacture, providing certain barriers to entry for potential competitors. In addition to our product pipeline of 38 pending applications at the FDA, we are pursuing external growth initiatives including acquisitions and partnerships.
A core component of our strategy includes our ongoing focus in our Impax Division on proprietary brand-name pharmaceutical products to treat CNS disorders. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies. We plan to continue investing in our development pipeline, which consists of one product currently in Phase III clinical trials and other additional products which are in the exploratory stage.
Global Division
In the generic pharmaceutical market, we focus our efforts on developing, manufacturing, selling and distributing controlled-release generic versions of selected brand-name pharmaceuticals covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or limited competition. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. Generic products contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name products already approved for use in the United States by the FDA. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more barriers to entry by competitors, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. Revenue is also generated by the Global Division from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical entity.
We sell and distribute generic pharmaceutical products primarily through four sales channels:
•	the “Global Product” sales channel: generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others;

•	the “Private Label” sales channel: generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in-turn sell the product under their own label,

•	the “Rx Partner” sales channel: generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements; and

•	the “OTC Partner” sales channel: sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements.
As of February 4, 2011, we marketed 99 generic pharmaceutical products representing dosage variations of 29 different pharmaceutical compounds through our Global Division, and 10 other generic pharmaceutical products, representing dosage variations of 4 different pharmaceutical compounds, through our alliance and collaboration agreement partners.

The following table lists our 40 products, representing 41 ANDAs that have been approved by the FDA, and are currently marketed by our Global Division:

Product	Generic of
2004 OR EARLIER
Methytestosterone 10mg	Android®
Orphenadrine 100 mg Tablets	Norflex®
Minocycline 50, 75 and 100 mg Capsules	Minocin®
Terbutaline 2.5 and 5 mg Tablets	Brethine®
Fludrocortisone 0.1 mg Tablets	Florinef®
Rimantadine 100 mg Tablets	Flumadine®
Pyridostigmine 60 mg Tablets	Mestinon®
Chloroquine 250 mg Tablets	N/A
Chloroquine 500 mg Tablets	Aralen®
Flavoxate 100 mg Tablets	Urispas®
Fenofibrate 67, 134 and 200 mg Capsules	Lofibra®
Loratadine and Pseudoephedrine Sulfate 5/120 mg ER Tablets	Claritin-D 12-hr®
Bupropion Hydrochloride 100 and 150 mg ER Tablets (twice daily)	Wellbutrin SR®
Bupropion Hydrochloride 150 mg ER Tablets (twice daily)	Zyban®
Loratadine and Pseudoephedrine Sulfate 10/240 mg ER Tablets	Claritin-D® 24-Hour
Demeclocycline Hydrochloride 150 and 300 mg Tablets	Declomycin®
Carbidopa/Levodopa 25/100 & 50/200 mg ER Tablets	SinemetCR®
Midodrine Hydrochloride 2.5, 5 and 10 mg Tablets	ProAmatine®
Bupropion Hydrochloride 200 mg ER Tablets (twice daily)	Wellbutrin SR®
2005
Dantrolene Sodium 25, 50 and 100 mg Capsules	Dantrium®
Carprofen 25, 75 and 100 mg Caplets (a veterinary product)	Rimadyl®
2006
Pilocarpine Hydrochloride 5 and 7.5 mg Tablets	Salagen®
Colestipol Hydrochloride 5 g Packet and 5 g Scoopful	Colestid®
Colestipol Hydrochloride 1 g Tablets	Colestid®
Bethanechol Chloride 5, 10, 25 and 50 mg Tablets (4 separate ANDAs)	Urecholine®
Oxybutynin Chloride 15 mg ER Tablets (1a)	Ditropan XL®
Bupropion Hydrochloride 300 mg ER Tablets (1b) (once daily)	Wellbutrin XL®
2007
Nadolol /Bendroflumethiazide 40/5 and 80/5 mg Tablets	Corzide®
Oxybutynin Chloride 5 and 10 mg ER Tablets (1a)	Ditropan XL®
Dipyridamole 25, 50, 75 mg Tablets USP	Persantine®
2008
Primidone 50 and 250 mg Tablets	Mysoline®
Promethazine 12.5, 25 and 50 mg Tablets (2 separate ANDAs)	Phenergan®
Fenofibrate 54 and 160 mg Tablets	Lofibra®
Bupropion Hydrochloride 150 mg ER Tablets (1b) (once daily)	Wellbutrin XL®
2009
Acarbose 25, 50 and 100 mg Tablets	Precose®
Divalproex Sodium ER 250 and 500 mg Tablets	Depakote® ER
Galantamine 8, 16 and 24 mg Capsules	Razadyne® ER
2010
Tamsulosin Hydrochloride 0.4 mg Capsules	Flomax®
Doxycycline Hyclate DR 75, and 100 mg Tablets	Doryx®
Digoxin 125 and 250 mcg Tablets	Lanoxin®
(1)	Multiple products filed under same ANDA, including (i) 1a: Oxybutynin Chloride products, (ii) 1b: Bupropion Hydrochloride products, and (iii) 1c: Omeprazole products.

As of February 4 2011, we had 38 applications pending at the FDA, of which 21 products, representing 21 ANDAs, had been publicly identified. The following table lists our 21 publicly identified products pending at the FDA:

Product	Generic of
Colesevelam 625 mg Tablets	Welchol®
Colesevelam Powder 3.75 g	Welchol®
Cyclobenzaprine CD 15 and 30 mg Capsules	Amrix®
Doxycycline Hyclate DR 150 mg Tablets	Doryx®
Doxycycline USP 40 mg Capsules	Oracea®
Duloxetine HCI 20, 30 and 60 mg DR Capsules	Cymbalta®
Ezetimibe Simvastatin 10mg / 10, 20, 40, 80 mg	Vytorin®
Fenofibrate 48 and 145mg Tablets	Tricor®
Fenofibrate Tab 40, 120mg	Fenoglide®
Fenofibric Acid 45, 135 mg	Trilipix®
Guanfacine ER 1, 2, 3, 4mg	Intuniv®
Methylphenidate HCI 18, 27, 36 and 54 mg ER Tablets	Concerta®
Niacin ER / Simvastatin 1000/20mg Tab	Simcor®
Ropinirole ER 2, 3, 4, 6, 8, 12mg Tablets	Requip XL®
Sevelamer Carbonate 800mg Tablets	Renvela®
Sevelamer HCI 400 and 800 mg Tablets	Renagel®

Impax Division
The Impax Division is currently focused on the development of proprietary branded pharmaceutical products for the treatment of CNS disorders, which include Alzheimer’s disease, attention deficit hyperactivity disorder, depression, epilepsy, migraines, multiple sclerosis, Parkinson’s disease, and schizophrenia, and the promotion of third-party branded pharmaceutical products through our 66-person direct sales force. We estimate there are approximately 11,000 neurologists, of which, historically, a concentrated number are responsible for writing the majority of neurological CNS prescriptions. CNS is the largest therapeutic category in the United States with 2010 sales of $77 billion, or 21% of the $367 billion U.S. drug market. CNS prescription volume grew 5% in 2010, consistent with the overall pharmaceutical industry growth rate.
Our branded pharmaceutical product portfolio consists of development stage projects to which we are applying our formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the United States or outside the United States. We currently have one branded pharmaceutical product candidate, IPX066, for which we have completed two Phase III clinical trials and a second branded pharmaceutical candidate, IPX159, for which we plan to file an Investigational New Drug Application in the first half of 2011. We intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.
Our Phase III clinical program for IPX066 includes an APEX-PD clinical trial, completed in September 2010, the recently completed ADVANCE-PD clinical trial, and a comparative study of IPX066 and carbidopa-levodopa and entacapone, which is currently enrolling. The IPX066 product is an extended release carbidopa-levodopa therapy for the treatment of symptoms related to Parkinson’s disease, or PD, and is formulated to produce a fast and sustained concentration of levodopa, potentially improving PD clinical symptom management. IPX066 has the potential to offer improved and more reliable control of PD symptoms, leading to clinically meaningful reductions in off-time, a key objective in the management of PD. Off-time is the functional state when patients’ medication effect has worn off and there is a return of Parkinson symptoms. In addition, IPX066 extended release formulation is designed to reduce dosing frequency, enhancing patient convenience.
The completed APEX-PD clinical trial was a Phase III randomized, double blind, placebo-controlled study designed to evaluate the safety and efficacy of IPX066 in subjects with early PD. The results of the APEX-PD clinical trial demonstrate that IPX066 is safe and efficacious when used in patients with early PD. The ADVANCE-PD clinical trial was a randomized, double blind, active-control study to evaluate the safety and efficacy of IPX066 in subjects with advanced PD. The ADVANCE-PD study was a parallel group comparison of IPX066 versus immediate release carbidopa-levodopa in subjects with advanced PD patients with motor fluctuations. We continue to target filing an NDA in the fourth quarter of 2011 for IPX066. In addition, for the European application, we are conducting the ASCEND-PD comparative study of IPX066 and carbidopa-levodopa and entacapone, which is currently enrolling subjects.

Alliance and Collaboration Agreements
We have entered into several alliance and collaboration agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements typically obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services.
Global Division — Alliance and Collaboration Agreements
License and Distribution Agreement with Shire
In January 2006, we entered into a license and distribution agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which we received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. We commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and we are responsible for marketing and sales of the AG Product. We are required to pay a profit share to Shire on sales of the AG Product, of which we accrued a profit share payable to Shire of $100,611,000 and $53,292,000 on sales of the AG Product during the years ended December 31, 2010 and 2009, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.
Rx Partner and OTC Partner Alliance Agreements
We have entered into alliance agreements with unrelated third-party pharmaceutical companies pursuant to which our partner distributes a specified product or products developed and, in some cases, manufactured by us, and we either receive payment on delivery of the product, share in the resulting profits, or receive royalty or other payments from our partners. Our alliance agreements are separated into two sales channels, the “Rx Partner” sales channel, for generic prescription products sold through our partners under their own label, and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through our partners under their own label. The revenue recognized and the percentage of gross revenue for each of the periods noted, for the Rx Partner and the OTC Partner alliance agreements, is as follows:

			Year Ended December 31,
$’s in 000’s	2010		2009		2008
Gross Revenue and % Gross Revenue
Rx Partner	$217,277	18%	$33,835	6%	$81,778	28%
OTC Partner	$8,888	1%	$6,842	1%	$15,946	5%
Rx Partner Alliance Agreement with Teva
We entered into a strategic alliance agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited, in June 2001 (“Teva Agreement”). The Teva Agreement covers generic versions of the following 9 controlled-release generic pharmaceutical branded and OTC products and a 10th product we have not yet publicly identified, as follows:
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
The 10 covered products under the Teva Agreement represent 18 different product/strength combinations, of which, as of February 4, 2011, 12 have been approved by the FDA, 11 of which are currently being marketed, 4 are awaiting FDA approval and 2 are under development. With the exception of Glucophage XR® , which Teva elected to develop and manufacture itself; Wellbutrin XL® 150 mg , for which product rights have been returned to us; and the Claritin® products noted above, we manufacture and supply each of these products to Teva. Teva pays us a fixed percentage of defined profits on its sales of products, except for the Claritin® products noted above, and reimburses us for our manufacturing costs, for a term of 10 years from the initial commercialization of each product. Additionally, under the Teva Agreement, we share with Teva the profits (up to a maximum of 50%) from the sale of the generic pharmaceutical OTC versions of the Claritin® products noted above, sold through our OTC Partners’ alliance agreements.
The Teva Agreement also included a number of additional obligations, terms, and conditions. Under the Teva Agreement, Teva provided us with an interest-bearing advance deposit payable of $22 million for the purchase of exclusive marketing rights to the products, contingent upon our achievement of specified product development milestones. To the extent the milestones were not met, we were required to repay the advance deposit, except to the extent Teva elected to purchase market exclusivity for particular products in exchange for forgiveness of specified amounts of the deposit. Ultimately, none of the milestones were met by us, and Teva elected to purchase market exclusivity for two of the products, forgiving $6 million of the advance deposit payable. We also had the option to repay the remaining $16 million of the advance deposit payable in shares of our common stock and did so in 2003 and 2004 with approximately 1.05 million shares of our common stock. Also pursuant to the Teva Agreement, Teva in 2001 and 2002 purchased approximately 1.46 million of our common shares for $15 million. The Teva Agreement gave us the right to repurchase one-sixth of the shares for nominal consideration upon the first commercial sale of specified products, which we achieved and exercised in 2006. These and other provisions of the Teva Agreement are discussed in detail in “Item 15. Exhibits and Financial Statement Schedules — Note 13 to Consolidated Financial Statements.”
Our remaining obligations under the Teva Agreement are to complete development of the covered products still under development, continue our efforts to obtain FDA approval of those not yet approved, and manufacture and supply the approved products to Teva. Our obligation to manufacture and supply each product extends for 10 years following the commercialization of the product.
OTC Partner Alliance Agreements
We have a development, license and supply agreement with Pfizer Inc. (formerly Wyeth) relating to our generic Claritin-D® 12-hour extended release product. Under the agreement, which was entered into in 2002 and included an upfront payment and product development milestone payments, we receive quarterly royalty payments consisting of a percentage (less than 10%) of Pfizer’s sales. Pfizer launched the 12-hour product in May 2003 as its OTC Alavert D-12 Hour®. The Pfizer agreement terminates in April 2018.
We also entered into a non-exclusive licensing, contract manufacturing and supply agreement with Merck & Co., Inc. (formerly Schering-Plough) relating to our generic Claritin-D® 12-hour extended release product in 2002. Under the agreement, which included an upfront payment and milestone payments by Merck, Merck agreed to purchase the product from us at a fixed price. Merck launched our product as its Claritin-D® 12-hour in March 2003. Our product supply obligations under the agreement ended on December 31, 2008, after which Merck has manufactured the product. The agreement terminated on December 31, 2010, two years after our product supply obligations concluded. During the two year period from January 1, 2009 to December 31, 2010, Merck paid us a royalty on sales of their manufactured product.

The upfront payments and potential milestone payments provided for by these agreements, together with the upfront and milestone payments received under each as of December 31, 2010, were as follows:

				Upfront and
			Aggregate	Milestone
		Upfront	Milestone	Payments
OTC Partner	Initial Date	Payment	Payments	Received
	(unaudited and $ in 000s)

Merck	June 2002	$2,250	$2,250	$4,500

Pfizer	June 2002	$350	$4,050	$2,000
Research Partner Alliance Agreement
In November 2008, we entered into a joint development agreement with Medicis Pharmaceutical Corporation providing for collaboration in the development of five dermatological products, including an advanced form SOLODYN® product. Medicis paid us an upfront fee of $40.0 million in December 2008. We have also received an aggregate of $12.0 million in milestone payments composed of two $5.0 million milestone payments, paid by Medicis in March 2009 and September 2009, and a $2.0 million milestone payment received in December 2009. We have the potential to receive up to $11.0 million of contingent additional payments upon achievement of certain specified clinical and regulatory milestones. To the extent the products are commercialized, Medicis will pay us royalties based on its sales of the advanced form SOLODYN® product and we will share in the profits on the sales of the four additional products.
Impax Division — Alliance and Collaboration Agreements
License, Development and Commercialization Agreement with Glaxo Group Limited
In December 2010, we entered into a license, development and commercialization agreement with Glaxo Group Limited (“GSK”). Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 throughout the world, except in the U.S. and Taiwan, and certain follow on products at the option of GSK. GSK paid an $11.5 million up-front payment to us in December 2010, and we are eligible to receive potential additional payments of up to $175.0 million upon the successful achievement of development and commercialization milestones. We are also eligible to receive royalty payments on GSK sales of IPX066. We and GSK will generally bear our own development costs associated with activities under the License, Development and Commercialization Agreement, except that certain development costs, including with respect to follow on products, will be shared, as set forth in the agreement. The agreement will continue until GSK no longer has any royalty payment obligations or, if earlier, the agreement is terminated in accordance with its terms. The agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the agreement.
Co-Promotion Agreement with Pfizer Inc.
In March 2010, we entered into a first amendment to our co-promotion agreement (“Pfizer Co-Promotion Agreement”) with Pfizer, Inc., as successor to Wyeth. Under the terms of the Pfizer Co-Promotion Agreement, effective April 1, 2010, we provide physician detailing sales call services for Pfizer’s Lyrica® (pregablin) product to neurologists. We receive a fixed fee, effective January 1, 2010, subject to annual cost adjustment, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. Pfizer is responsible for providing sales training to our physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. We recognized $14,073,000 and $6,940,000 in the years ended December 31, 2010 and 2009, respectively, under the Pfizer Co-Promotion Agreement. As noted, we previously entered into a three year co-promotion agreement with Wyeth, prior to Wyeth becoming a wholly-owned subsidiary of Pfizer, under which we performed physician detailing sales calls for the Wyeth Pristiq® product to neurologists, with such physician detailing sales calls commencing on July 1, 2009 and ending in connection with the amendment of the co-promotion agreement described above.

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.
In June 2010, we entered into a development and co-promotion agreement (“Endo Agreement”) with Endo Pharmaceuticals, Inc. (“Endo”) under which we have agreed to collaborate in the development and commercialization of a next-generation advanced form of IPX066 (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to us a $10.0 million up-front payment. We have the potential to receive up to an additional $30.0 million of contingent payments upon achievement of certain specified clinical and regulatory milestones. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require us to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists. Upon FDA approval of an NDA for the Endo Agreement Product, we will have the right (but not the obligation) to begin manufacture and sale of such product.
Our Controlled-Release Technology
We have developed a number of different controlled-release delivery technologies which may be utilized with a variety of oral dosage forms and drugs. Controlled-release drug delivery technologies are designed to release drug dosages at specific times and in specific locations in the body and generally provide more consistent and appropriate drug levels in the bloodstream than immediate-release dosage forms. Controlled-release pharmaceuticals may improve drug efficacy, ensure greater patient compliance with the treatment regimen, reduce side effects or increase drug stability and be more patient friendly by reducing the number of times a drug must be taken.
We believe our controlled-release drug delivery technologies are flexible and can be applied to develop a variety of pharmaceutical products, both generic and branded. Our technologies utilize a variety of polymers and other materials to encapsulate or entrap the active pharmaceutical ingredients and to release them at varying rates or at predetermined locations in the gastrointestinal tract.
Competition
The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors are Teva Pharmaceutical Industries Ltd., Mylan Inc., Lannett Company, Inc., Zydus Pharmaceuticals USA Inc. and Watson Pharmaceuticals, Inc.
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
In the brand-name pharmaceutical market, we are not currently marketing our internally-developed products. However, if we obtain the FDA approval for, and start marketing, our own CNS brand-name pharmaceuticals, we expect that competition will be limited to large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.

Sales and Marketing
We market and sell our generic pharmaceutical prescription drug products within the continental United States and the Commonwealth of Puerto Rico. We have not made sales in any other jurisdictions over the last three fiscal years. We derive a substantial portion of our revenue from sales to a limited number of customers. The customer base for our products consists primarily of drug wholesalers, warehousing chain drug stores, mass merchandisers, and mail-order pharmacies. We market our products both directly, through our Global Division, and indirectly through our Rx Partner and OTC Partner alliance and collaboration agreements. Our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, Walgreens and Medco, accounted for 58% of our gross revenue for the year ended December 31, 2010. These five customers individually accounted for 20%, 14%, 14%, 7% and 3%, respectively, of our gross revenue for the year ended December 31, 2010. We do not have long-term contracts in effect with our five major customers. A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.
Manufacturing and Distribution
We manufacture our finished dosage form products at our Hayward, California facility and use our larger and lower operating cost Philadelphia and New Britain, Pennsylvania facilities to package, warehouse and distribute the products. We began full scale manufacturing in the Hayward facility in June 2002. During 2010 we operated at about 92% of the facility’s estimated annual production capacity of up to approximately 1.5 billion tablets and capsules.
We initiated commercial manufacturing operations at our facility in Taiwan in 2010, and produced approximately 50 million tablets and capsules for sale in the United States. We plan to continue to increase the aggregate total tablet and capsule production, as well as the number of different products manufactured, at our facility in Taiwan during 2011. In addition, we plan to initiate construction of an expansion to our manufacturing facility in Taiwan during 2011. We will expand the Taiwan manufacturing facility in stages, and we estimate the facility will have an annual production capacity of approximately 1.5 billion tablets and capsules once all stages of the expansion are complete. The first stage of the expansion of the Taiwan manufacturing facility is planned to be completed in late 2012, and will provide an additional production capacity of approximately 250 million tablets and capsules. Additional expansion of the Taiwan facility will be staged as necessary in order to support our production requirements. See “— Item 1A. Risk Factors — Our business is subject to the economic, political and other risks of maintaining facilities and conducting clinical trials in foreign countries,” for a discussion of risks attendant to our operations in Taiwan.
We believe we have sufficient capacity to produce our products for the immediate future. If the planned expansion of the Taiwan facility is not completed by late 2012, we will, based upon current projections, reach full production capacity at our Hayward, California and Taiwan manufacturing facilities.
We maintain an inventory of our products in connection with our obligations under our alliance and collaboration agreements. In addition, for products pending approval, we may produce batches of inventory to be used in anticipation of the launch of the products. In the event that FDA approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.

Raw Materials
The active chemical raw materials, essential to our business, are generally readily available from multiple sources in the U.S. and throughout the world. Certain raw materials used in the manufacture of our products are, however, available from limited sources and, in some cases, a single source. Although we have not experienced any material delays in receipt of raw materials to date, any curtailment in the availability of such raw materials could result in production or other delays or, in the case of products for which only one raw material supplier exists or has been approved by the FDA, a material loss of sales with consequent adverse effects on our business and results of operations. Also, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs, and loss of sales and customers. We obtain a portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfers of funds.
Those of our raw materials that are available from a limited number of suppliers are Bendroflumethiazide, Chloroquine, Colestipol, Demeclocycline, Digoxin, Flavoxate, Methyltestosterone, Nadolol, Orphenadrine, Terbutaline and Klucel® , all of which are active pharmaceutical ingredients except Klucel® , which is an excipient used in several product formulations. The manufacturers of two of these products, Formosa Laboratories, Ltd. and a division of Ashland, Inc., are sole-source suppliers. While none of the active ingredients is individually significant to our business, the excipient, while not covered by a supply agreement, is utilized in a number of significant products, it is manufactured for a number of industrial applications and supplies have been readily available. Only one of the active ingredients is covered by a long-term supply agreement and, while we have experienced occasional interruptions in supplies, none has had a material effect on our operations.
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
Research and Development
We conduct most of our research and development activities at our facilities in Hayward, California, with a staff of 179 employees as of December 31, 2010. In addition, we have outsourced a number of research and development projects to offshore laboratories.
We spent approximately $86.2 million, $63.3 million and $59.2 million on research and development activities during the years ended December 31, 2010, 2009 and 2008, respectively.

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
Abbreviated New Drug Application (“ANDA”). For a generic version of an approved drug — a drug product that contains the same active ingredient as a drug previously approved by the FDA and is in the same dosage form and strength, utilizes the same method of delivery and will be used to treat the same indications as the approved product — the FDA ordinarily requires only an abbreviated application that need not include clinical studies demonstrating safety and efficacy. An ANDA requires only bioavailability data demonstrating that the generic formulation is bioequivalent to the previously approved “reference listed drug,” indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. The FDA currently takes an average of approximately 27 months to approve an ANDA.
Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the “Hatch-Waxman Act”, which established the procedures for obtaining approval of generic drugs, an ANDA filer must make certain patent certifications that can result in significant delays in obtaining FDA approval. If the applicant intends to challenge the validity or enforceability of an existing patent covering the reference listed drug or asserts that its drug does not infringe such patent, the applicant files a so called “Paragraph IV” certification and notifies the patent holder that it has done so, explaining the basis for its belief that the patent is not infringed or is invalid or unenforceable. If the patent holder initiates a patent infringement suit within 45 days after receipt of the Paragraph IV Certification, the FDA is automatically prevented from approving an ANDA until the earlier of 30 months after the date the Paragraph IV Certification is given to the patent holder, expiration of the patents involved in the certification, or when the infringement case is decided in our favor. In addition, the first company to file an ANDA for a given drug containing a Paragraph IV certification can be awarded 180 days of market exclusivity following approval of its ANDA, during which the FDA may not approve any other ANDAs for that drug product.
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
The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA. In general, the FDA is authorized to temporarily bar companies, or temporarily or permanently bar individuals, from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs under certain circumstances. In addition to debarment, the FDA has numerous discretionary disciplinary powers, including the authority to withdraw approval of an ANDA or to approve an ANDA under certain circumstances and to suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct.
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
Available Information
We maintain an Internet website at the following address: www.impaxlabs.com. We make available on or through our Internet website certain reports and amendments to those reports, as applicable, that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge, as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.
Corporate and Other Information
We were incorporated in the State of Delaware in 1995. Our corporate headquarters are located at 30831 Huntwood Avenue, Hayward, California, 94544. We were formerly known as Global Pharmaceutical Corporation until December 14, 1999, when Impax Pharmaceuticals, Inc., a privately held drug delivery company, merged into Global Pharmaceutical Corporation and the name of the resulting entity was changed to Impax Laboratories, Inc.
Unless otherwise indicated, all product sales data and U.S. market size data in this Annual Report on Form 10-K are based on information obtained from Wolters Kluwer Health, an unrelated third-party provider of prescription market data. We did not independently engage Wolters Kluwer Health to provide this information.
Employees
As of December 31, 2010, we had 918 full-time employees, of which 455 were in operations, 186 in research and development, 166 in the quality area, 82 in legal and administration, and 29 in sales and marketing. None of our employees are subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.

Executive Officers
Set forth below are the names of our executive officers who are not also directors, their ages as of February 4, 2011, and their principal occupations or employment for the past five years.

Name	Age	Positions with Impax
Arthur A. Koch, Jr.	57	Senior Vice President, Finance, and Chief Financial Officer
Charles V. Hildenbrand	59	Senior Vice President, Operations
Michael J. Nestor	58	President, Impax Pharmaceuticals Division
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
Risks Related to Our Business
Unstable economic conditions may adversely affect our industry, business, financial position and results of operations.
The global economy has undergone a period of significant volatility which has lead to diminished credit availability, declines in consumer confidence and increases in unemployment rates. There remains caution about the stability of the U.S. economy due to the global financial crisis, and there can be no assurances further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular.
In addition, we have exposure to many different industries and counterparties, including our partners under our alliance and collaboration agreements, suppliers of raw chemical materials, drug wholesalers and other customers that may be affected by an unstable economic environment. Any economic instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us which could adversely affect our business, financial position and results of operations.
Furthermore, the capital and credit markets have experienced extreme volatility. Disruptions in the credit markets make it harder and more expensive to obtain funding. In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions and the general availability of credit. Future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, or respond to competitive pressures.
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
Our revenues and operating results may vary significantly from year-to-year and quarter to quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from, among other factors:
•	the timing of FDA approvals we receive;

•	the timing of process validation for particular drug products;

•	the timing of product launches, and market acceptance of such products launched;

•	changes in the amount we spend to research, develop, acquire, license or promote new products;

•	the outcome of our clinical trial programs;

•	serious or unexpected health or safety concerns with our products, the brand products we have genericized, or our product candidates;

•	the introduction of new products by others that render our products obsolete or noncompetitive;

•	the ability to maintain selling prices and gross margins on our products;

•	the outcome of our patent infringement litigation, and other litigation matters, and expenditures as a result of such litigation;

•	the ability to comply with complex governmental regulations which deal with many aspects of our business;

•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid and similar state programs;

•	increases in the cost of raw materials used to manufacture our products;

•	manufacturing and supply interruptions, including failure to comply with manufacturing specifications;

•	the ability of our brand license partner(s) to secure regulatory approval, gain market share, sales volume, and sales milestone levels;

•	timing of revenue recognition related to our alliance and collaboration agreements;

•	the ability to protect our intellectual property and avoid infringing the intellectual property of others; and

•	the addition or loss of customers.
As an illustration, when we amended the Teva Agreement in July 2010, we applied the updated guidance of FASB ASC 605-25 “Multiple Element Arrangements” (“ASC 605-25”), and recognized previously deferred revenue which would otherwise have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement. The change in the revenue recognition for the Teva Agreement had the short-term effect of increasing revenue for the year ended December 31, 2010, but removed a source of revenue for the years ended December 31, 2011 through December 31, 2024. The loss of such revenue may have a material adverse effect on our future results of operations. Additionally, we earned significant revenues and gross profit from sales of our tamsulosin, an authorized generic of Adderall XR®, and fenofibrate products during the year ended December 31, 2010. With respect to our authorized generic of Adderall XR® products, we are dependent on another unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. Any delay or interruption in the supply of our authorized generic of Adderall XR® products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. Any significant diminution of our authorized generic of Adderall XR® and fenofibrate product sales revenue and /or gross profit due to competition and /or product supply or any other reasons in future periods may materially and adversely affect our results of operations in such periods. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration. Our tamsulosin product sales, however, did not remain at this level, as additional competing generic versions of the product entered the market in late April 2010, at the conclusion of our contractual exclusivity period, and have resulted in both price erosion and reduction of our market share.

Our continued growth is dependent on our ability to continue to successfully introduce new products to the market.
Sales of a limited number of our products often represent a significant portion of our revenues in a given period. Revenue from newly launched products that we are the first to market is typically relatively high during the period immediately following launch and can be expected generally to decline over time. Revenue from generic drugs in general can also be expected to decline over time. Our continued growth is therefore dependent upon our ability to continue to successfully introduce new products. As of February 4, 2011, we had 38 applications pending at the FDA for generic versions of brand-name pharmaceuticals. The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development. Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market them if we do not prevail in the patent infringement litigation in which we are involved. Our future results of operations will depend significantly upon our ability to develop, receive FDA approval for, and market new pharmaceutical products or otherwise acquire new products.
A substantial portion of our total revenues is derived from sales to a limited number of customers.
We derive a substantial portion of our revenue from sales to a limited number of customers. In 2010, our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, Walgreens and Medco accounted for 20%, 14%, 14%, 7% and 3%, respectively, or an aggregate of 58%, of our gross revenue.
A reduction in, or loss of business with, any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.
A substantial portion of our total revenues is derived from sales of a limited number of products.
We derive a substantial portion of our revenue from sales of a limited number of products. In 2010 our top five products, accounted for 33%, 10%, 9%, 9% and 5%, respectively, or an aggregate of 66%, of Global Product sales, net. The sale of our products can be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially impact our results of operations, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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
The FDA approval process often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent claim for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. As competition from other manufacturers intensifies, selling prices and gross profit margins often decline, which has been our experience with our existing products. Moreover, with respect to products for which we file a Paragraph IV certification, if we are not the first ANDA filer challenging a listed patent for a product, we are at a significant disadvantage to the competitor that first filed an ANDA for that product containing such a challenge, which is awarded 180 days of market exclusivity for the product. With respect to our 21 disclosed products pending FDA approval for which we have filed Paragraph IV certifications, we believe: (i) unrelated third parties are the first to file with respect to products with which 14 of our products can be expected to compete; (ii) we are the first to file for 6 products; and (iii) we share first to file status with other filers for one product. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product that we develop is generally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Although there is no assurance, we strive to develop and introduce new products in a timely and cost effective manner to be competitive in our industry (see “Item 1 Business — Regulation”). Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices and reduced margins for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.
In addition to the competition we face from other generic manufacturers, our competition from brand-name manufacturers related to our generic products involves intensive efforts to thwart generic competition, including sales of their branded products as “authorized generics” (an industry term that describes instances when a brand-name manufacturer licenses a generic manufacturer to market either the brand product under the licensee’s name and registration number or the generic manufacturer’s own approved generic product marketed at typical generic discounts), obtaining new patents on drugs whose original patent protection is about to expire, filing patent infringement suits that automatically delay FDA approval of generics, filing “citizen petitions” contesting FDA approvals of generics on alleged health and safety grounds, developing “next generation” versions of products that reduce demand for generic versions we are developing, changing product claims and labeling, and marketing as OTC branded products.
Our principal competitors are Teva Pharmaceutical Industries Limited, Mylan Inc., Lannett Company, Inc., Zydus Pharmaceuticals USA Inc. and Watson Pharmaceuticals, Inc.
In the brand-name pharmaceutical market, we are not currently marketing our internally-developed products. However, if we obtain the FDA approval for, and start marketing, our own CNS brand-name pharmaceuticals, we expect that we will be competing with large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.

We have experienced operating losses and negative cash flow from operations in the past, and our future profitability is uncertain.
Although 2007 was our first profitable year, and we continued to record net income through and including 2010, we do not know whether our business will continue to be profitable or generate positive cash flow, and our ability to remain profitable or obtain positive cash flow is uncertain. To remain operational, we must, among other things:
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
We completed construction of a new manufacturing facility in Taiwan, installed equipment, and received FDA approval during 2009 at an aggregate cost of approximately $24.5 million. We estimate this facility has an annual production capacity of approximately 450 million tablets and capsules. We initiated commercial manufacturing operations in 2010, and produced approximately 50 million tablets and capsules for sale in the United States. We plan to continue to increase the aggregate total tablet and capsule production, as well as the number of different products manufactured, at our facility in Taiwan during 2011.
In addition, we plan to initiate construction of an expansion to our manufacturing facility in Taiwan during 2011. We will expand the Taiwan manufacturing facility in stages, and we estimate the facility will have an annual production capacity of approximately 1.5 billion tablets and capsules once all stages of the expansion are complete. The first stage of the expansion of the Taiwan manufacturing facility is planned to be completed in late 2012, and will provide an additional production capacity of approximately 250 million tablets and capsules. Additional expansion of the Taiwan facility will be staged as necessary in order to support our production requirements.
While we have thus far not suffered any material delays, increases in estimated expenses or other material setbacks associated with the construction and operation of the manufacturing facility in Taiwan, no assurance can be given that we will be able to successfully manufacture process validation batches, or that costs of production will be within our projections. During any potential delays in scale-up of commercial operations, changing market conditions could render projections relating to our investment in the new facility inaccurate or unreliable. While the facility was approved by the FDA in 2009, there can also be no assurance that the facility will continue to receive FDA approval in future inspections. In addition, there can be no assurance that the planned expansion of the facility will become operational as anticipated or will ultimately result in profitable operations. If the first stage of our planned expansion of the Taiwan facility is not completed by late 2012, we will, based upon current projections, reach full production capacity at our Hayward, California manufacturing facility. If our manufacturing capacity were to be exceeded by our production requirements, we could lose customers and market share to competing products, and otherwise suffer adverse effects to our results of operations, liquidity and financial condition.

Our business is subject to the economic, political, legal and other risks of maintaining facilities and conducting clinical trials in foreign countries.
In 2010, we commenced shipment of commercial product from our new manufacturing facility in Taiwan, and we plan to increase our commercial manufacturing operations in Taiwan in the future. In addition, certain clinical trials for our product candidates are conducted at multiple sites in Europe. These foreign operations are subject to risks inherent in maintaining operations and doing business abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, expropriation or nationalization of property, changes in laws and regulations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax laws and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks. Further, as our global operations require compliance with a complex set of foreign and U.S. laws and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, and export requirements, U.S. laws such as the Foreign Corrupt Practices Act of 1977, as amended, and local laws which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, there is a risk that some provisions may be inadvertently breached. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. These foreign economic, political, legal and other risks could impact our operations and have an adverse effect on our business, financial condition and results of operations.
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
As of February 4, 2011, we were involved in patent infringement suits involving the following 17 products: (i) Fexofenadine/Pseudoephedrine Tablets (generic to Allegra-D®); (ii) Tolterodine Tartrate ER Capsules, 2 mg and 4 mg (generic to Detrol LA®); (iii) Duloxetine Hydrochloride DR Capsules 20 mg, 30 mg, and 60 mg (generic to Cymbalta®); (iv) Doxycycline Hyclate DR Tablets 75 mg, 100 mg and 150 mg (generic to DORYX®); (v) Sevelamer Hydrochloride Tablets, 400 mg and 800 mg (generic to Renagel®); (vi) Sevelamer Carbonate Tablets, 800 mg (generic to Renvela®); (vii) Doxycycline Monohydrate DR Capsules, 40 mg (generic to Oracea®); (viii) Fenofibrate Tablets, 48 mg and 145 mg (generic to Tricor®); (ix) Colesevelam Hydrochloride Tablets, 625 mg (generic to Welchol®); (x) Choline Fenofibrate DR Capsules, 45 mg and 135 mg (generic to Trilipix®); (xi) Fenofibrate Tablets, 40 mg and 120 mg (generic to Fenoglide®); (xii) Sevelamer Carbonate Powder, 0.8 g/packets and 2.4 g/packets (generic to Renvela® power); (xiii) Ezetimibe-Simvistatin Tablets, 10/80 mg (generic to Vytorin®); (xiv) Niacin-Simvastatin Tablets, 1000/20mg (generic to Simcor®); (xv) Methylphenidate Hydrochloride Tablets, 54 mg (generic to Concerta®); (xvi) Colesevelam Hydrochloride Powder, 1.875 g/packets and 3.75 g/packets (generic to Welchol®); and (xvii) Guanfacine Hydrochloride Tablets 1 mg, 2 mg, 3 mg, and 4 mg (generic to Intuniv®). For the year ended December 31, 2010, we incurred costs of approximately $3.8 million in connection with our participation in these matters, which are in varying stages of litigation. If any of these patent litigation matters are resolved unfavorably, we or any alliance or collaboration partners may be enjoined from manufacturing or selling the product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. As a result, any patent litigation could have a material adverse effect on our results of operations, financial condition and growth prospects, although it is not possible to quantify the liability we could incur if any of these suits are decided against us.

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
Even if we are able to obtain regulatory approvals for our new products, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including:
•	the availability of alternative products from our competitors;

•	the prices of our products relative to those of our competitors;

•	the timing of our market entry;

•	the ability to market our products effectively at the retail level;

•	the perception of patients and the healthcare community, including third-party payors, regarding the safety, efficacy and benefits of our drug products compared to those of competing products; and

•	the acceptance of our products by government and private formularies.
Some of these factors are not within our control, and our products may not achieve expected levels of market acceptance. Additionally, continuing and increasingly sophisticated studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others which can call into question the utilization, safety and efficacy of previously marketed products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry.

We expend a significant amount of resources on research and development efforts that may not lead to successful product introductions or the recovery of our research and development expenditures.
We conduct research and development primarily to enable us to manufacture and market pharmaceuticals in accordance with FDA regulations. We spent approximately $86.2 million, $63.3 million and $59.2 million on research and development activities during the years ended December 31, 2010, 2009 and 2008, respectively. We estimate that our research and development expenses in 2011 will be approximately $87 million. We are required to obtain FDA approval before marketing our drug products. The FDA approval process is costly and time consuming. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved pharmaceuticals.
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

Approvals for our new generic drug products may be delayed or become more difficult to obtain if the FDA institutes changes to its approval requirements.
Some abbreviated application procedures for controlled-release drugs and other products, including those related to our ANDA filings, are or may become the subject of petitions filed by brand-name drug manufacturers seeking changes from the FDA in the approval requirements for particular drugs, which can delay or make development of generic drugs more difficult. We cannot predict whether the FDA will make any changes to its abbreviated application requirements as a result of these petitions, or the effect that any changes may have on us. Any changes in FDA regulations may make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus may materially harm our business and financial results.
Our inexperience in conducting clinical trials and submitting NDAs could result in delays or failure in development and commercialization of our own branded products, which could have a material adverse effect on our results of operations, liquidity, and financial condition.
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
Failure can occur at any time during the clinical trial process and, in addition, the results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety or efficacy despite having progressed successfully through earlier clinical testing. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in earlier clinical trials. For example, we had previously sought to develop an earlier product formulation containing carbidopa/levodopa for the treatment of Parkinson’s disease. Following completion of the clinical trials and submission of the NDA, the NDA was not approved due to the FDA’s concerns over product nomenclature and the potential for medication errors. In the future, the completion of clinical trials for our product candidates may be delayed or halted for many reasons, including:
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

We rely on our license partner for regulatory filing and commercialization of IPX066 outside of the United States and Taiwan.
Glaxo Group Limited, under the terms of our license, development and commercialization agreement, is responsible for certain regulatory activities outside the United States and Taiwan that are essential for the commercialization of IPX066. If Glaxo Group Limited is not successful in its performance of, or fails to perform, their regulatory obligations with respect to IPX066, we may not be able to obtain regulatory approval for IPX066 in certain jurisdictions outside of the United States and Taiwan, which could have a material adverse effect on our results of operations and financial condition.
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
If third parties do not successfully carry out their duties under their agreements with us; if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements; or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines; our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates, which could have a material adverse effect on our results of operations, financial condition and growth prospects.

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
Those of our raw materials that are available from a limited number of suppliers are Bendroflumethiazide, Chloroquine, Colestipol, Demeclocycline, Digoxin, Flavoxate, Methyltestosterone, Nadolol, Orphenadrine, Terbutaline and Klucel, all of which are active pharmaceutical ingredients except Klucel, which is an excipient used in several product formulations. The manufacturers of two of these products, Formosa Laboratories, Ltd. and a division of Ashland, Inc., are sole-source suppliers. While none of the active ingredients is individually significant to our business, the excipient, while not covered by a supply agreement, is utilized in a number of significant products, it is manufactured for a number of industrial applications and supplies have been readily available. Only one of the active ingredients is covered by a long-term supply agreement and, while we have experienced occasional interruptions in supplies, none has had a material effect on our operations.
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

We may be adversely affected by alliance, collaboration, supply, or license and distribution agreements we enter into with other companies.
We have entered into several alliance, collaboration, supply or license and distribution agreements with respect to certain of our products and services and may enter into similar agreements in the future. These arrangements may require us to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms that ultimately may prove to be unfavorable to us. Relationships with alliance partners may also include risks due to regulatory requirements, incomplete marketplace information, inventories, and commercial strategies of our partners, and our agreements may be the subject of contractual disputes. If we or our partners are not successful in commercializing the products covered by the agreements, such commercial failure could adversely affect our business.
Pursuant to a license and distribution agreement with an unrelated third party pharmaceutical company, we are dependent on such company to supply us with product that we market and sell, and we may enter into similar agreements in the future. Any delay or interruption in the supply of product under such agreements could curtail or delay our product shipment and adversely affect our revenues, as well as jeopardize our relationships with our customers.
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
We cannot accurately predict the outcome or timing of future expenditures that we may be required to make in order to comply with the federal, state, and local environmental, safety, and health laws and regulations that are applicable to our operations and facilities. We are also subject to potential liability for the remediation of contamination associated with both present and past hazardous waste generation, handling, and disposal activities. We are subject periodically to environmental compliance reviews by environmental, safety, and health regulatory agencies. Environmental laws are subject to change and we may become subject to stricter environmental standards in the future and face larger capital expenditures in order to comply with environmental laws.

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
While we believe that our practices and activities related to sales and marketing, and the pricing of our products, are in compliance with these fraud and abuse laws, the criteria for compliance are often complex and subject to change and interpretation. An investigation by an enforcement agency could have a material negative impact on our business and results of operations.

We have entered into, and anticipate entering into, contracts with various U.S. government agencies. Unfavorable provisions in government contracts, some of which may be customary, may harm our business, financial condition and operating results.
Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:
•	suspend or debar the contractor from doing business with the government or a specific government agency;

•	terminate existing contracts, in whole or in part, for any reason or no reason;

•	reduce the scope and value of contracts;

•	change certain terms and conditions in contracts;

•	claim rights to products, including intellectual property, developed under the contract;

•	take actions that result in a longer development timeline than expected;

•	direct the course of a development program in a manner not chosen by the government contractor;

•	audit and object to the contractor’s contract-related costs and fees, including allocated indirect costs; and

•	control and potentially prohibit the export of the contractor’s products.
Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination.
If the government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Some government contracts grant the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.
As a government contractor, we may also become subject to periodic audits and reviews. As part of any such audit or review, the government may review the adequacy of, and our compliance with, our internal control systems and policies, including those relating to our purchasing, property, compensation and/or management information systems. In addition, if an audit or review uncovers any improper or illegal activity, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the government. We could also suffer serious harm to our reputation if allegations of impropriety were made against us.

Legislative or regulatory reform of the healthcare system in the United States may harm our future business.
Healthcare costs have risen significantly over the past decade. On March 23, 2010, President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) and on March 30, 2010, the President signed the “Health Care and Education Reconciliation Act” (P.L. 111-152), collectively commonly referred to as the “Healthcare Reform Law” which, among other things, requires most individuals to have health insurance, effective January 1, 2014, establishes new regulations on health plans (with the earliest changes for certain benefits beginning with plan years commencing after September 23, 2010), creates insurance exchanges (effective January 2014) and imposes new requirements and changes in reimbursement or funding for healthcare providers, device manufacturers and pharmaceutical companies (with the earliest changes effective on March 23, 2010) and other changes staged in thereafter. The Healthcare Reform Law may impose additional requirements and obligations upon our company, which, to a certain extent, will depend upon the mix of products we sell. These changes include, among other things:
•	revisions to the Medicaid rebate program by: (a) increasing the rebate percentage for branded drugs dispensed after December 31, 2009 to 23.1% of the average manufacturer price (“AMP”), with limited exceptions, (b) increasing the rebate for outpatient generic, multiple source drugs dispensed after December 31, 2009 to 13% of AMP; (c) changing the definition of AMP; and (d) effective January 1, 2011, the Medicaid rebate program will be extended to Medicaid managed care plans, with limited exception;

•	the imposition of annual fees upon manufacturers or importers of branded prescription drugs, which fees will be in amounts determined by the Secretary of Treasury based upon market share and other data;

•	providing a 50% discount on brand-name prescriptions filled in the Medicare Part D coverage gap beginning in 2011;

•	imposing increased penalties for the violation of fraud and abuse laws and funding for anti-fraud activities;

•	creating a new pathway for approval of biosimilar biological products and granting an exclusivity period of 12 years for branded drug manufacturers of biological products before biosimilar products can be approved for marketing in the U.S.; and

•	expands the definition of “covered entities” that purchase certain outpatient drugs in the 340B Drug Pricing Program of Section 340B of the Public Health Service Act.
While the aforementioned Healthcare Reform Law may increase the number of patients who have insurance coverage for our products, such insurance mandate does not commence until January 2014, and the Healthcare Reform Law also restructures payments to Medicare managed care plans and reduces reimbursements to many institutional customers. Moreover, the Health Reform Law is currently subject to legal challenges that may have an impact on the law. Accordingly, the timing on the insurance mandate, the change in the Medicaid rebate levels, the additional fees imposed upon our company if it markets branded drugs, other compliance obligations, and the reduced reimbursement levels to institutional customers may result in a loss of revenue and could adversely affect our business. In addition, the Healthcare Reform Law contemplates the promulgation of significant future regulatory action which may also further affect our business.

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
At December 31, 2010, our goodwill, which was originally generated as a result of the December 1999 merger of Global Pharmaceuticals Corporation and Impax Pharmaceuticals, Inc., was approximately $27.6 million, or approximately 4% of our total assets. We may never realize the value of our goodwill and intangibles. We will continue to evaluate, on a regular basis, whether events or circumstances have occurred to indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary. Although as of December 31, 2010, the carrying value of goodwill was not impaired based on our assessment performed in accordance with GAAP, any such future determination requiring the write-off of a significant portion of carrying value of goodwill could have a material adverse effect on our financial condition or results of operations.

If we are unable to manage our growth, our business will suffer.
We have experienced rapid growth in the past several years and anticipate continued rapid expansion in the future. The number of ANDAs pending approval at the FDA has increased from 11 at June 30, 2001 to 38 at February 4, 2011. This growth has required us to expand, upgrade, and improve our administrative, operational, and management systems, internal controls and resources. We anticipate additional growth in connection with the expansion of our manufacturing operations, development of our brand-name products, and our marketing and sales efforts for the products we develop. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage growth effectively or to develop a successful marketing approach, our business and financial results will be materially harmed. We may also seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings. Further, if we are unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business.
The terms of our revolving credit facility impose financial and operating restrictions on us.
We have a revolving credit facility in the aggregate principal amount of $50 million. Our revolving credit facility contains a number of negative covenants that limit our ability to engage in activities. These covenants limit or restrict, among other things, our ability to:
•	incur additional indebtedness and grant liens on assets;

•	make certain investments and restricted payments (including the ability to pay dividends and repurchase stock);

•	undertake certain acquisitions or sell certain assets; and

•	enter into certain transactions with our affiliates.
These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. Further, the revolving credit facility subjects us to various financial covenants which require us to maintain certain levels of debt ratios and limit our capital expenditures.
Our ability to borrow under the revolving bank facility is subject to compliance with the negative and financial covenants. If we breach any of the covenants in our revolving credit facility, we may be in default under our revolving credit facility. If we default, our borrowings under the revolving credit facility could be declared due and payable, including accrued interest and other fees.
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
We presently carry $10.0 million of earthquake coverage which covers all of our facilities on a worldwide basis. We carry an additional $40.0 million of earthquake coverage specifically for our California facilities. We believe the aggregate amount of earthquake coverage we currently carry is appropriate in light of the risks; however, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may discontinue some or all of this insurance coverage in the future if the cost of premiums exceeds the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged facilities, as well as the anticipated future net sales from those facilities.

Risks Related to Our Stock
Our stock price is volatile.
The stock market has, from time to time, experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our common stock, like the stock price of many publicly traded specialty pharmaceutical companies, is volatile. For example, the sale price of our stock during the years ended December 31, 2010 and 2009 ranged from a high of $21.94 during the quarter ended December 31, 2010 to a low of $2.50 during the quarter ended March 31, 2009.
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
Our primary properties consist of a leased 45,000 sq. ft. corporate headquarter facility, an owned 35,000 sq. ft. research and development center and an owned 50,000 sq. ft. manufacturing facility, all located in Hayward, California; a 113,000 sq. ft. packaging and warehousing facility located in Philadelphia, Pennsylvania, also owned by us, and a leased 44,000 sq. ft. facility located in New Britain, Pennsylvania, which houses sales, marketing and administration personnel and also serves as our distribution center. In addition, we own a 19,000 sq. ft. office building containing additional administrative and laboratory facilities in Hayward and lease three additional facilities aggregating 85,100 sq. ft. in Hayward, and Fremont, California, which are utilized for additional research and development, administrative services and equipment storage. The expiration dates of these lease agreements range between May 31, 2011 and December 31, 2015. We also own a 100,000 sq. ft. manufacturing facility in Taiwan. Our properties are generally used to support the operations of both the Global Division and the Impax Division.
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
In June 2004, the court granted our motion for summary judgment of non-infringement with respect to two of the patents and, in May 2005, granted summary judgment of invalidity with respect to a third patent. We will have the opportunity to file additional summary judgment motions in the future and to assert both non-infringement and invalidity of the remaining patents (if necessary) at trial. No trial date has yet been set. In September 2005, Teva Pharmaceuticals, USA launched its Fexofenadine tablet products (generic to Allegra®), and Aventis and AMR moved for a preliminary injunction to bar Teva’s sales based on four of the patents in suit, which patents are common to the Allegra® and Allegra-D® litigations. The district court denied Aventis’s motion in January 2006, finding Aventis did not establish a likelihood of success on the merits, which decision was affirmed on appeal. Discovery is complete and summary judgment motions have been filed. Trial is scheduled to begin April 4, 2011.
Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)
In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against us in the U.S. District Court for the Southern District of New York, alleging our filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. We filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on our ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600, expiring on September 25, 2012 with pediatric exclusivity, we agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the ‘600 patent not invalid on January 20, 2010 and that decision is on appeal to the U.S. Court of Appeals for the Federal Circuit. Discovery is proceeding in our case, and no trial date has been set.
Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)
In November 2008, Eli Lilly and Company filed suit against us in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of our ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. In February 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Eli Lilly against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in this case were stayed.

Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against us in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of our ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. We filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of our ANDA for the 150 mg strength. Fact discovery closed on January 31, 2011 and no trial date has been set.
Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. This matter was settled and dismissed on October 11, 2010. Under the terms of the settlement, we obtained the right to launch our product one year prior to expiration of the Eurand patent, which is currently expected to expire in February 2025, or earlier under certain circumstances.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)
In March 2009, Genzyme Corporation filed suit against us in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of our ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®. We have filed an answer and counterclaim. Fact discovery closes on February 28, 2011, and trial is scheduled for September 27, 2012.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate)
In April 2009, Genzyme Corporation filed suit against us in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of our ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®. We have filed an answer and counterclaim. Fact discovery closes on February 28, 2011, and trial is scheduled for September 27, 2012.
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
Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. and Abbott Laboratories and Laboratories Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against us in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. We have filed an answer and counterclaim. In September 2010, the Court vacated the schedule and ordered a stay in the two matters related to us.

Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam)
In January 2010, Daiichi Sankyo, Inc. and Genzyme Corporation (together, “Genzyme”) filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Colesevelam Hydrochloride Tablets, 625 mg, generic to Welchol®. We have filed an answer and counterclaim. Fact discovery closes July 29, 2011 and no trial date has been scheduled.
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)
In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against us in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. We have filed an answer. Fact discovery closes February 4, 2011 and no trial date has been scheduled.
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
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate Powder)
In July 2010, Genzyme Corporation filed suit against us in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of our ANDA relating to Sevelamer Carbonate Powder, 2.4 g and 0.8 g packets, generic to Renvela® powder. We have filed an answer and counterclaim. Fact discovery closes on February 28, 2011 and trial is scheduled for September 27, 2012.
Schering Corp., et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)
In August 2010, Schering Corporation and MSP Singapore Company LLC (together, “Schering”) filed suit against us in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA relating to Ezetimibe/Simvastatin Tablets, 10 mg/80 mg, generic to Vytorin ®. We have filed an answer and counterclaim. In December 2010, the parties agreed to be bound by the final judgment concerning validity and enforceability of the patents at issue in cases brought by Schering against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in this case were stayed.
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)
In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. We have not yet filed our answer.
Alza Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)
In November 2010, Alza Corp. and Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “Alza”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Methylphenidate, 54 mg, generic to Concerta®. We have filed our answer.

Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam Powder)
In November 2010, Daiichi Sankyo, Inc. and Genzyme Corporation (together, “Daiichi”) filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Colesevelam Hydrochloride Powder, 1.875 gm/packet and 3.75 gm/packet, generic to Welchol® for Oral Suspension. We have filed an answer and counterclaim. Fact discovery closes July 29, 2011 and no trial date has been scheduled.
Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)
In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against us in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of our ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths. We have filed an answer and counterclaims.

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
Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR)
On November 1, 2010, we filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill our orders for the generic Adderall XR® product as required by the parties’ settlement agreement and license and distribution agreement, signed in January 2006. In addition, we have filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by us. The case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. Discovery is proceeding, and no trial date has been scheduled.

Insurance
Product liability claims by customers constitute a risk to all pharmaceutical manufacturers. At December 31, 2010, we carried $80 million of product liability insurance for our own manufactured products. This insurance may not be adequate to cover any product liability claims to which we may become subject.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price
Our common stock is traded on the NASDAQ Global Market under the symbol “IPXL”. The following table sets forth the high and low sales prices for our common stock, as follows:

	Price Range
	per Share
	High	Low
Year Ending December 31, 2010
First Quarter	$18.15	$12.87
Second Quarter	$22.39	$7.20
Third Quarter	$20.12	$14.70
Fourth Quarter	$22.00	$17.61
Year Ended December 31, 2009
First Quarter	$7.74	$2.50
Second Quarter	$7.75	$4.68
Third Quarter	$9.35	$6.81
Fourth Quarter	$13.97	$8.30
The sales prices noted above were reported by: (i) Pink OTC Markets Inc. from January 2009 through March 15, 2009 and (ii) the NASDAQ Global Market from March 16, 2009 through December 31, 2010. The prices reported by Pink OTC Markets Inc. were inter-dealer quotations, without retail mark-up, mark-down or commission.
Previously, our common stock was traded on The NASDAQ Stock Market LLC under the symbol “IPXL” until August 8, 2005 when it was delisted due to our failure to file our Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which violated NASDAQ Marketplace Rule 4310(c) (14), compliance with which was required for continued listing on The NASDAQ Stock Market LLC. Then, from August 8, 2005 until December 29, 2006, our common stock was quoted on the Pink Sheets® operated by Pink OTC Markets Inc. under the symbol “IPXL.PK.” On December 29, 2006, the SEC suspended all trading in our common stock through January 16, 2007 and instituted an administrative proceeding to determine whether, in light of our reporting delinquency, to suspend or revoke the registration of our common stock under Section 12 of the Exchange Act. Beginning January 17, 2007, our common stock was again quoted in the Pink Sheets®, but from such time forward, dealers were permitted to publish quotations only on behalf of customers representing such customers’ indications of interest and not involving dealers’ solicitation of such interest. However, on May 23, 2008, the registration of our common stock under Section 12 of the Exchange Act was revoked and brokers and dealers were prohibited from effecting transactions in our common stock. Subsequently, on December 9, 2008 our common stock again became registered under Section 12 of the Exchange Act and beginning January 2009 was quoted on the Pink Sheets® and OTC Bulletin Board under the symbol “IPXL.OB” until March 16, 2009, when our common stock was again listed on the NASDAQ Global Market.
Holders
As of February 15, 2011, there were approximately 353 holders of record of our common stock, solely based upon the count our transfer agent provided us as of that date.

Dividends
We have never paid cash dividends on our common stock and have no present plans to do so in the foreseeable future. Our current policy is to retain all earnings, if any, for use in the operation of our business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our earnings, financial condition, capital requirements and other factors as the Board of Directors may deem relevant. Our loan agreement with Wells Fargo prohibits the payment of dividends without the consent of Wells Fargo.
Unregistered Sales of Securities
On December 22, 2010, we issued an aggregate amount of 15,811 shares of our common stock as a royalty payment to two individuals under a development and licensing agreement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. There were no other sales of unregistered securities during the year ended December 31, 2010.
Purchases of Equity Securities by the Issuer
The following table provides information regarding the purchases of our equity securities by us during the quarter ended December 31, 2010.

Total
Number of
			Shares (or	Maximum
			Units)	Number (or
			Purchased	Approximate Dollar
			as Part of	Value) of Shares (or
	Total		Publicly	Units) that May Yet
	Number of Shares	Average	Announced	Be Purchased Under
	(or Units)	Price Paid Per	Plans or	the Plans or
Period	Purchased(1)	Share (or Unit)	Programs	Programs

October 1, 2010 to October 31, 2010	34,492 shares of common stock	$21.38	—	—
November 1, 2010 to November 30, 2010	8,587 shares of common stock	$18.97	—	—
December 1, 2010 to December 31, 2010	3,024 shares of common stock	$18.65	—	—

(1)	Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”).

Equity Compensation Plans
The following table details information regarding our existing equity compensation plans as of December 31, 2010:

Number of
Securities
Remaining
Available for
	Number of			Future Issuance
	Securities to be			Under Equity
	Issued Upon		Weighted Average	Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding		Outstanding	Securities reflected
	Options, Warrants		Options, Warrants	in
	and Rights		and Rights	Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	6,514,676	(1)	$10.84	2,674,061
Equity compensation plans not approved by security holders	—		—	283,481	(2)
Total:	6,514,676		$10.84	2,957,542

(1)	Represents options issued pursuant to the 2002 Plan, and the Impax Laboratories Inc. 1999 Equity Incentive Plan.

(2)	Represents 283,481 shares of common stock available for future issuance under the Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.
See “Item 15. Exhibits and Financial Statement Schedules — Notes 14 and 15 to Consolidated Financial Statements,” for information concerning our equity compensation plans and employee benefit plans.

Item 6.	Selected Financial Data
The following selected financial data should be read together with our consolidated financial statements and accompanying consolidated financial statement footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial statement data in this section are not intended to replace our consolidated financial statements and the accompanying consolidated financial statement footnotes. Our historical consolidated financial results are not necessarily indicative of our future consolidated financial results.
The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of our financial position and results of operations for these periods.

	For the Years Ended December 31
($ in 000s, except per share data)	2010	2009	2008	2007	2006

Statements of Operations Data:
Total revenues	$879,509	$358,409	$210,071	$273,753	$135,246
Research and development	86,223	63,274	59,237	39,992	29,635
Total operating expenses	145,939	117,683	114,179	89,590	74,245
Income (loss) from operations	393,324	70,413	3,923	76,507	(11,247)
Net income (loss)	250,418	50,061	15,987	125,410	(12,044)
Net income (loss) per share — basic	$4.04	$0.83	$0.27	$2.13	$(0.20)
Net income (loss) per share — diluted	$3.82	$0.82	$0.26	$2.05	$(0.20)

	As of December 31
($ in 000s)	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$348,401	$90,369	$119,985	$143,496	$29,834
Working capital	394,287	170,143	126,784	110,108	81,919
Total assets	693,318	660,756	514,287	513,745	343,888
Long-term debt	—	—	5,990	16,061	89,603
Total liabilities	185,169	438,529	354,637	377,697	347,864
Retained earnings (deficit)	251,246	828	(49,233)	(65,220)	(186,215)
Total stockholders’ equity (deficit)	$508,149	$222,227	$159,650	$136,048	$(3,976)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis, as well as other sections in this report, should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included elsewhere herein. All references to years mean the relevant 12-month period ended December 31.
Overview
General
We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of February 4, 2011, we marketed 99 generic pharmaceuticals, which represent dosage variations of 29 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 10 of our generic pharmaceuticals representing dosage variations of 4 different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. We have 38 applications pending at the FDA, including 2 tentatively approved by the FDA, and 61 other products in various stages of development for which applications have not yet been filed.
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
We operate in two segments, referred to as the “Global Pharmaceuticals Division” or “Global Division” and the “Impax Pharmaceuticals Division” or “Impax Division.”

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global Products” sales channel, for generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label, the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance and collaboration agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance and collaboration agreements. We sell our Global Division products within the continental United States of America and the Commonwealth of Puerto Rico. We have no sales in foreign countries. We also generate revenue from research and development services provided under a joint development agreement with another pharmaceutical company, and report such revenue under the caption “Research partner” revenue on the consolidated statement of operations. We provide theses services through the research and development group in our Global Division.
The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address CNS disorders. The Impax Division is also engaged in the co-promotion of products developed by unrelated third-party pharmaceutical entities through our direct sales force focused on marketing to physicians (referred to as “physician detailing sales calls”) in the CNS community. We also generate revenue in the Impax Division from research and development services provided under a development and license agreement with an unrelated third-party pharmaceutical company, and report such revenue under the caption “Research Partner” revenue on the consolidated statement of operations.
We have entered into several alliance, collaboration or license and distribution agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements may require us to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms which ultimately may prove to be unfavorable to us. Relationships with alliance and collaboration partners may also include risks due to the failure of a partner to perform under the agreement, incomplete marketplace information, inventories, development capabilities, regulatory compliance and commercial strategies of our partners and our agreements may be the subject of contractual disputes. If we, or our partners, are not successful in commercializing the products covered by the agreements, such commercial failure could adversely affect our business.
Pursuant to a license and distribution agreement, we are dependent on an unrelated third-party pharmaceutical company to supply us with our authorized generic of Adderall XR®, which we market and sell. We experienced disruptions related to the supply of our authorized generic of Adderall XR® under the license and distribution agreement during the fiscal year ended December 31, 2010. In November 2010, we filed suit against the third party supplier of our authorized generic of Adderall XR® for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement. In addition, we have filed a motion for a preliminary injunction and a temporary restraining order seeking to require the third party supplier to fill product orders placed by us. If we suffer supply disruptions related to our generic of Adderall XR® in the future, our revenues and relationships with our customers may be materially adversely affected. Further, we may enter into similar license and distribution agreements in the future. Any delay or interruption in the supply of product under such agreements could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers.

Impact of Economic and Regulatory Conditions
The global economy has undergone a period of significant volatility which has lead to diminished credit availability, declines in consumer confidence, and increases in unemployment rates. There remains caution about the stability of the U.S. economy due to the global financial crisis, and there can be no assurances further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular. In addition, we have exposure to many different industries and counterparties, including our partners under our alliance and collaboration agreements, suppliers of raw chemical materials, drug wholesalers and other customers that may be affected by an unstable economic environment. Any economic instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us which could adversely affect our business, financial position and results of operations. Healthcare costs have risen significantly over the past decade. There have been, and continue to be, new and proposed healthcare regulations, including the “Healthcare Reform Law,” to reduce healthcare spending and contain costs. Certain reform initiatives may impose significant new regulations that limit prices on currently marketed products and future products currently under development, or require us to agree to provide product rebates on certain items to government payers, which may be significant. These limitations could, in turn, reduce the amount of revenues we will be able to ultimately earn in the future from sales of our products and services.

Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the U.S. Securities & Exchange Commission (SEC) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized manufacturing costs under the Company’s several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.
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

Chargebacks. We have agreements establishing contract prices for certain products with certain indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. An accrued provision for chargeback deductions is estimated and recorded at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the three major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the years ended December 31, 2010, 2009 and 2008:

	As of December 31,
Chargeback reserve	2010	2009	2008
	($ in 000s)

Beginning balance	$21,448	$4,056	$2,977
Provision recorded during the period	181,566	126,105	50,144
Credits issued during the period	(188,096)	(108,713)	(49,065)

Ending balance	$14,918	$21,448	$4,056

Provision as a percent of gross Global Product sales	19%	24%	28%
The decrease in the provision for estimated chargebacks as a percent of gross Global Product sales from 2009 to 2010 was principally the result of the launch of our tamsulosin product and our authorized generic Adderall XR® products, both of which generally resulted in higher gross Global Product sales and carried a lower average chargeback credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, resulting in a lower overall aggregate average chargebacks as a percentage of gross Global Product sales during the year ended December 30, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our tamsulosin product sales after the end of the contractual exclusivity period, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, and have resulted in both price erosion and reduction of our market-share. (See Results of Operations below for additional discussion.)
The decrease in the provision for chargebacks as a percent of Global Product sales, gross from 2008 to 2009 was principally the result of the launch of our authorized generic Adderall XR® products during the quarter ended December 31, 2009, which generally carried a lower level of chargebacks than other products sold through our Global Division’s Global Products sales channel, and resulted in a reduced overall aggregate chargeback rate during 2009.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. An accrued provision for rebate deductions is estimated and recorded at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total Global Product sales, gross, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the three major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date.
The following table is a roll-forward of the activity in the rebate reserve for the years December 31, 2010, 2009 and 2008:

	As of December 31,
Rebate reserve	2010	2009	2008
	($ in 000s)

Beginning balance	$37,781	$4,800	$3,603
Provision recorded during the period	91,064	72,620	20,361
Credits issued during the period	(107,953)	(39,639)	(19,164)

Ending balance	$20,892	$37,781	$4,800

Provision as a percent of gross Global Product sales	9%	14%	11%
The decrease in the provision for estimated rebates as a percent of gross Global Product sales from 2009 to 2010 was principally the result of our tamsulosin product and our authorized generic Adderall XR® products, both of which resulted in higher gross Global Product sales. Our tamsulosin product carried a lower rebate credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, resulting in a lower overall aggregate average rebate as a percentage of gross Global Product sales during the twelve months ended December 31, 2010. Additionally, average rebates provided for as a percentage on sales of our authorized generic Adderall XR® products were lower during the twelve months ended December 31, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Following the expiration of our contractual exclusivity period, our tamsulosin product sales have decreased as additional competing generic versions of the product entered the market in late April 2010, and have resulted in both price erosion and reduction of our market-share. See “— Results of Operations” below for additional discussion on the affect of tamsulosin and our authorized generic of Adderall XR® product sales on our financial condition.
The increase in the provision for rebates as a percent of Global Product sales, gross from 2008 to 2009 was principally the result of the launch of our authorized generic Adderall XR® products during the fourth quarter ended December 31, -2009, which generally carried a higher level of rebates than other products sold through our Global Division’s Global Products sales channel, and resulted in a higher overall aggregate rebate rate during 2009.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate a provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the accrued product returns for the years ended December 31, 2010, 2009 and 2008:

	As of December 31,
Returns reserve	2010	2009	2008
	($ in 000s)

Beginning balance	$22,114	$13,675	$14,261
Provision recorded during the period	15,821	11,847	5,719
Credits issued during the period	(4,180)	(3,408)	(6,305)

Ending balance	$33,755	$22,114	$13,675

Provision as a percent of gross Global Product sales	1.6%	2.3%	3.2%
The provision for returns as a percent of Global Product sales, gross has declined steadily during the three year period ended December 31, 2010 primarily as the result of continued improvement in our historical experience of actual return credits processed. Our historical experience for returns has improved due to the launch of new products in recent years, for example our tamsulosin product and our authorized generic Adderall XR® products. In addition, sales of generic drug products which are not bioequivalent (sometimes referred to as “non-AB-rated”) to the associated brand drug, declined significantly as a percent of total gross Global Product sales from 2008 to 2009, and continued to make-up a small portion of our Global Product sales during the year ended December 31, 2010. Sales of our “non-AB-rated” drugs as a percent of total gross Global Product sales were approximately 0.2%, 0.2% and 2.0%, during the years ended December 31, 2010, 2009, and 2008, respectively, as a result of our decision to begin to discontinue the sale of non-AB-rated products, thereby having less impact on the overall returns percentage in 2008, and continuing through 2009 and 2010.

Medicaid. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $12,475,000 and $9,759,000 as of December 31, 2010 and 2009, respectively. The accrual for Medicaid rebate payments increased significantly beginning in 2009 as a result of the launch of our authorized generic Adderall XR® products in October 2009; as such Medicaid rebate payments are calculated under the regulations applicable to brand products.
Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of certain products. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. . This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $281,000 and $225,000 as of December 31, 2010 and 2009, respectively. Historically, differences between our estimated and actual credits issued for shelf stock adjustments have not been significant.
Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $539,000 and $372,000 at December 31, 2010 and 2009, respectively.
Private Label Sales. We recognize revenue from direct sales in accordance with SAB 104. Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Revenue received from Private Label product sales are generally not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC” or “the Codification”) Topic 605.

Rx Partner and OTC Partner. Each of our alliance and collaboration agreements involves multiple deliverables in the form of products, services and/or licenses over extended periods. FASB ASC Topic 605-25 supplemented SAB 104 for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement or the Company’s estimated expected period of performance using either the straight-line method or a modified proportional performance method. Under the modified proportional performance method, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the agreement relative to the estimated total recognition period of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of years estimated to be the recognition period. The remaining balance of the amount realized is then recognized in equal amounts in each of the succeeding years of the recognition period. Thus, for example, with respect to profit share or royalty payments reported by an alliance and collaboration agreement partner during the third year of an agreement with an estimated recognition period of 15 years, 3 / 15 of the amount reported is recognized in the year reported and 1/15 of the amount is recognized during each of the remaining 12 years. A fuller description of our analysis under FASB ASC Topic 605-25 and the modified proportional performance method is set forth in Item 15. Exhibits and Financial Statement Schedules — Note 2 to Consolidated Financial Statements.”
We applied the updated guidance of ASC 605-25, “Multiple Element Arrangements”, to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva Agreement”) during the year ended December 31, 2010 — see “Item 15. Exhibits and Financial Statement Schedules — Note 13 to Consolidated Financial Statements for a detailed discussion of the application of the updated guidance to the Teva Agreement. Rx Partner revenue is related to the Teva Agreement. All consideration received under the Teva Agreement is contingent, and therefore can not be allocated to the deliverables. We look to the underlying delivery of goods and /or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. Consideration received as a result of research and development-related activities performed under the Teva Agreement are initially deferred and recorded as a liability captioned “Deferred revenue-alliance agreements”. We recognize the deferred revenue on a straight-line basis over our expected period of performance of such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer — generally when product is received by Teva. We recognize profit share as current period revenue when earned.
OTC Partner revenue is related to our alliance and collaboration agreements with Merck & Co., Inc. (formerly Schering-Plough Corporation) and Pfizer Inc. (formerly Wyeth) with respect to supply of over-the-counter pharmaceutical products and related research and development services. We initially defer all revenue earned under our OTC Partner alliance and collaboration agreements. The deferred revenue is recorded as a liability captioned “Deferred revenue — alliance and collaboration agreements.” We also defer direct product manufacturing costs to the extent such costs are reimbursable by the OTC Partners. These deferred product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs — alliance and collaboration agreements.” The product manufacturing costs in excess of amounts reimbursable by the OTC Partners are recognized as current period cost of revenue. We recognize revenue as OTC Partner revenue and amortize deferred product manufacturing costs as cost of revenues — as we fulfill our contractual obligations. Revenue is recognized and associated costs are amortized over the respective alliance and collaboration agreements’ term of the arrangement or our expected period of performance, using a modified proportional performance method. Under the modified proportional performance method of revenue recognition utilized by us, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the respective alliance and collaboration agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance and collaboration agreement and the denominator of which is the total estimated life of the alliance and collaboration agreement. The amount recognized during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and /or the fair value received. The result of the modified proportional performance method is a greater portion of the revenue is recognized in the initial period with the remaining balance being recognized ratably over either the remaining life of the arrangement or the expected period of performance of each respective alliance agreement.

As noted above, our alliance and collaboration agreements obligate us to deliver multiple goods and /or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, we receive payments from our alliance and collaboration agreement partners for product shipments, and may also receive royalty, profit sharing, and /or upfront or periodic milestone payments. Revenue received from the alliance and collaboration agreement partners for product shipments under these agreements is generally not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Royalty and profit sharing amounts we receive under these agreements are calculated by the respective alliance and collaboration agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, returns, shelf stock adjustments and other adjustments the alliance agreement partners may negotiate with their customers. We record the alliance and collaboration agreement partner’s adjustments to such estimated amounts in the period the alliance and collaboration agreement partner reports the amounts to us.
Research Partner. We have entered into development agreements with unrelated third-party pharmaceutical companies under which we are collaborating in the development of five dermatological products, including four generic products and one branded dermatological product, and one branded CNS product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. Revenue received from the provision of research and development services, including the upfront payment and the contingent milestone payments, if any, will be deferred and recognized on a straight line basis over the expected period of performance of the research and development services. Royalty fee income, if any, will be recognized by us as current period revenue when earned.
Promotional Partner. We have entered into promotional services agreements with unrelated third-party pharmaceutical companies under which we provide physician detailing sales calls services to promote certain of those companies’ branded drug products. We receive service fee revenue in exchange for providing this service. We recognize revenue from the provision of physician detailing sales calls as such services are rendered and the performance obligations are met and from contingent payments, if any, at the time they are earned.

Estimated Lives of Alliance and Collaboration Agreements. The revenue we receive under our alliance and collaboration agreements is not subject to adjustment for estimated chargebacks, rebates, product returns and other pricing adjustments as such adjustments are included in the amounts we receive from our partners. However, because we recognize revenue we receive under our alliance and collaboration agreements, which is required to be deferred, over the estimated life of the related agreement or our expected performance utilizing either the straight-line method or a modified proportional performance method, we are required to estimate the recognition period under each such agreement in order to determine the amount of revenue to be recognized in the current period. Sometimes this estimate is based solely on the fixed term of the particular alliance and collaboration agreement. In other cases the estimate may be based on more subjective factors as noted in the following paragraphs. While changes to the estimated recognition periods have been infrequent, such changes, should they occur, may have a significant impact on our financial statements.
As an illustration, with the application of the updated accounting principles promulgated by FASB ASC 605-25, to the Teva Agreement beginning in the quarter ended September 30, 2010, our estimated expected period of performance to provide research and development services under the Teva Agreement is now estimated to be a 160 month period, starting in July 2001 (following the June 2001 effective date of the Teva Agreement), and through to and including October 2014 (with the estimated date of FDA approval of the final product covered by the Teva Agreement). The FDA approval of the final product under the Teva Agreement represents the end of our expected period of performance as we will have no further contractual obligation to perform research and development services under the Teva Agreement and, therefore, the earnings process for consideration received from the provision of research and development services will be complete. In accordance with our accounting policy, the change in the recognition period for the Teva Agreement was applied prospectively, as an adjustment in the period of change in the quarter ended September 30, 2010. If we determine our estimated timing of FDA approval of the final product under the Teva Agreement requires further adjustment, we would adjust the recognition period under the Teva Agreement on a prospective basis, resulting in a change to the periodic revenue recognized under the Teva Agreement. For additional information on the accounting afforded the Teva Agreement, see “Item 15. Exhibits and Financial Statement Schedules — Note 13 to Consolidated Financial Statements.”
Additionally, for example, our expected period of performance to provide research and development services under our Joint Development Agreement with Medicis is estimated to be a 48 month period, starting in December 2008 (when the performance of the contractual services commenced) and ending in November 2012 (upon FDA approval of the fifth and final submission). The FDA approval of the final submission under the Joint Development Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of FDA approval for the final submission under the Joint Development Agreement is different from our estimate, the revenue recognition period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Joint Development Agreement has occurred to date, if we were to conclude significantly more time will be required to obtain FDA approval, then we would increase our estimate of the revenue recognition period under the Joint Development Agreement, resulting in reduced revenue recognition (and related amortized costs, if any) in current and future periods.
Additionally, we estimate our expected period of performance to provide research and development services under our Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. (“Endo Agreement”) is 91 months commencing in June 2010 (when the performance of the contractual services commenced) and ending in December 2017 (the estimated date of FDA approval of the product to be developed under the Endo Agreement). The FDA approval of the product which is the subject of the Endo Agreement represents the end of our expected period of performance, as we will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. If the timing of FDA approval for the final submission under the Endo Agreement is different from our estimate, the revenue recognition period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Endo Agreement has occurred to date, if we were to conclude that significantly more time will be required to obtain FDA approval of the product to be developed under the Endo Agreement, then we would increase our estimate of the recognition period under the agreement, resulting in a lesser amount of revenue and related costs in current and future periods.

Third-Party Research Agreements. In addition to our own research and development resources, we may use unrelated third-party vendors, including universities and independent research companies, to assist in our research and development activities. These vendors provide a range of research and development services to us, including clinical and bio-equivalency studies. We generally sign agreements with these vendors which establish the terms of each study performed by them, including, among other things, the technical specifications of the study, the payment schedule, and timing of work to be performed. Payments are generally earned by third-party researchers either upon the achievement of a milestone, or on a pre-determined date, as specified in each study agreement. We account for third-party research and development expenses as they are incurred according to the terms and conditions of the respective agreement for each study performed, with an accrued expense at each balance sheet date for estimated fees and charges incurred by us, but not yet billed to us. We monitor aggregate actual payments and compare them to the estimated provisions to assess the reasonableness of the accrued expense balance at each quarterly balance sheet date. Differences between our estimated and actual payments made have not been significant.
Share-Based Compensation. We recognize the fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based on historical volatility of our common stock, and of a peer group for the period of time our common stock was deregistered as described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the simplified method provides a reasonable estimate in comparison to our actual experience. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.

Income Taxes. We are subject to U.S. federal, state and local income taxes and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values (GAAP) and the tax bases of the Company’s assets and liabilities.
Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and /or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at December 31, 2010. Our deferred compensation liability is carried at fair value, based upon observable market values. We had no debt outstanding as of December 31, 2010. Our only remaining debt instrument at December 31, 2010 was the Wells Fargo credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it.
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

Goodwill. — In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2010 and 2009, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.
Adoption of FASB ASC Topic 470
In May 2008, the FASB issued an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement), referred to as FASB ASC Topic 470. FASB ASC Topic 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of FASB ASC Topic 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of its effective date. The Statement of Operations for 2008 presented below has been adjusted to reflect the application of FASB ASC Topic 470, which we applied on a retrospective basis beginning with the year ended December 31, 2007. See “Item 15. Exhibits and Financial Statement Schedules — Notes 2 and 18 to Consolidated Financial Statements” for more information on the adoption of FASB ASC Topic 470.

Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Overview:
The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2010 and 2009:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2010	2009	$	%
Total revenues	$879,509	$358,409	$521,100	145%
Gross profit	539,263	188,096	351,167	187%

Income from operations	393,324	70,413	322,911	459%

Income before income taxes	393,879	70,977	322,902	455%
Provision for income taxes	143,521	21,006	122,515	583%

	250,358	49,971	200,387	401%
Non-controlling interest	60	90	(30)	(33)%

Net income	$250,418	$50,061	$200,357	400%

Net Income
Net income for the year ended December 31, 2010 was $250.4 million, an increase of $200.4 million, or 400%, as compared to net income of $50.1 million for the year ended December 31, 2009, primarily attributable to significant revenues and gross profit earned from sales of our tamsulosin, authorized generic Adderall XR® and fenofibrate products. In addition, the year-over-year increase in net income was positively impacted by an adjustment to the accounting for the Teva Agreement of $64.2 million, or 26% of net income for the year ended December 31, 2010, partially offset by higher total operating expenses and an increase in the provision for income taxes. For additional information on the accounting afforded the Teva Agreement, see “Overview — Critical Accounting Estimates — Estimated Lives of Alliance and Collaboration Agreements.” As discussed throughout this section, we earned significant revenues and gross profit from sales of our tamsulosin, authorized generic Adderall XR®, and fenofibrate products during the twelve months ended December 31, 2010. With respect to our authorized generic Adderall XR® products, we are dependent on an unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. Any delay or interruption in the supply of our authorized generic Adderall XR® products from our supplier could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. Any significant diminution of our authorized generic Adderall XR® and fenofibrate product sales revenue and /or gross profit due to competition and /or product supply or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

Global Division
The following table sets forth results of operations for the Global Division for the years ended December 31, 2010 and 2009:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2010	2009	$	%
Revenues
Global Product sales, net	$622,889	$287,079	$335,810	117%
Private Label product sales	2,074	5,513	(3,439)	(62)%
Rx Partner	217,277	33,835	183,442	542%
OTC Partner	8,888	6,842	2,046	30%
Research Partner	13,539	11,680	1,859	16%
Other	—	12	(12)	(100)%

Total revenues	864,667	344,961	519,706	151%

Cost of revenues	328,163	158,270	169,893	107%

Gross profit	536,504	186,691	349,813	187%

Operating expenses:
Research and development	44,311	38,698	5,613	15%
Patent litigation	6,384	5,379	1,005	19%
Selling, general and administrative	15,951	10,891	5,060	46%

Total operating expenses	66,646	54,968	11,678	21%

Income from operations	$469,858	$131,723	338,135	257%

Revenues
Total revenues for the Global Division for the year ended December 31, 2010, were $864.7 million, an increase of 151% over the year ended December 31, 2009.
Global Product sales, net, were $622.9 million, an increase of 117% over the year ended December 31, 2009 primarily as a result of sales of our tamsulosin, authorized generic Adderall XR®, and fenofibrate products. Of the $335.8 million increase, $215.1 million resulted from sales of tamsulosin, our generic version of Flomax®, a drug used to improve symptoms associated with an enlarged prostate. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration. Our tamsulosin product sales, however, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, at the conclusion of our contractual exclusivity period, and have resulted in both price erosion and reduction of our market share. We commenced sales of our authorized generic Adderall XR® products, indicated for the treatment of attention deficit hyperactivity disorder, in October 2009, and thus had only three months of sales of these products in the prior year. The increase in sales of our fenofibrate products a cholesterol-lowering drug, resulted from a continued increase in demand for generic versions of cholesterol-lowering drugs in general.
Private Label product sales for the year ended December 31, 2010, were $2.1 million, a decrease of 62% over the prior year, primarily due to lower demand for our generic loratadine /pseudoephedrine products.
Rx Partner revenues for the year ended December 31, 2010, were $217.3 million, an increase of $183.4 million over the prior year, primarily attributable to an adjustment to the accounting for the Teva Agreement of $196.4 million and partially offset by reduced sales of our generic Wellbutrin® XL 300mg resulting from increased marketplace competition. For additional information on the accounting afforded the Teva Agreement, see “— Overview — Critical Accounting Estimates — Estimated Lives of Alliance and Collaboration Agreements.” The adjustment to the accounting for the Teva Agreement represents the recognition of previously deferred revenue which otherwise would have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement, using the modified proportional performance method.

OTC Partner revenues were $8.9 million for the year ended December 31, 2010, an increase of $2.0 million over the prior year, primarily attributable to royalty payments received from Merck & Co., Inc. (formerly Schering-Plough Corporation) on sales of Claritin-D ® 12-hour Extended Release Tablets; there were no such royalty payments received in the year ended December 31, 2009.
Research Partner revenues were $13.5 million for the year ended December 31, 2010, an increase of $1.9 million over the prior year, primarily driven by revenue recognition related to three milestone payments aggregating $12.0 million, received at various times during 2009, including $5.0 million in May 2009, $5.0 million received in September 2009, and $2.0 million received in December 2009.
Cost of Revenues
Cost of revenues was $328.2 million for the year ended December 31, 2010, an increase of $169.9 million over the prior year, of which $95.4 million was related to the adjustment to the amortization of deferred manufacturing costs (corresponding to the adjustment to revenue recognition) under the Teva Agreement. , The increase in cost of revenues was also related to the higher sales of our tamsulosin, authorized generic Adderall XR®, and fenofibrate products.
Gross Profit
Gross profit for the year ended December 31, 2010 was $536.5 million, or approximately 62% of total revenues, as compared to $186.7 million or 54% of total revenue in the prior year primarily attributable to sales of our tamsulosin product, which accounted for $193.9 million of the year over year increase, the adjustment in revenue recognition under the Teva Agreement. and higher sales of our authorized generic Adderall XR® and fenofibrate products, as discussed above.
Research and Development Expenses
Total research and development expenses for the year ended December 31, 2010 were $44.3 million, an increase of 15%, as compared to the prior year. Generic research and development expense increased $5.6 million due to higher spending on bio-equivalency study costs of $3.2 million, $1.5 million related to higher employee compensation costs, and $1.0 million on active pharmaceutical ingredient used for research purposes.
Patent Litigation Expenses
Patent litigation expenses for the years ended December 31, 2010 and 2009 were $6.4 million and $5.4 million, respectively, an increase of $1.0 million over the prior year which principally resulted from higher expenses in the year ended December 31, 2010 resulting from increased activity related to existing litigation matters, as well as new litigation matters which began in 2010.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2010 were $16.0 million, a 46% increase over the prior year, generally attributable to overall higher sales levels period over period, and including $1.3 million of higher marketing expenses, $1.1 million in increased product freight charges, $0.9 million in higher incentive compensation, $1.1 million of post-approval product clinical study costs, for which there was no amount present in the prior year period, and $0.65 million related to the separation of an executive level employee.

Impax Division
The following table sets forth results of operations for the Impax Division for the years ended December 31, 2010 and 2009:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2010	2009	$	%
Promotional Partner revenue	$14,073	$13,448	625	5%
Research Partner revenue	769	—	769	nm

Total revenue	14,842	13,448	1,394	10%

Cost of revenues	12,083	12,043	40	0%

Gross profit	2,759	1,405	1,354	96%

Operating expenses:
Research and development	41,912	24,576	17,336	71%
Selling, general and administrative	3,510	3,469	41	1%

Total operating expenses	45,422	28,045	17,377	62%

Loss from operations	$(42,663)	$(26,640)	(16,023)	(60)%

nm-not meaningful
Revenues
Total revenues were $14.8 million for the year ended December 31, 2010, an increase of 10% compared to the prior year, principally related to the commencement of physician detailing services under our co-promotion agreement with Pfizer Inc. which commenced on July 1, 2009 (these services were initially provided to Wyeth, now a wholly-owned subsidiary of Pfizer, prior to an amendment to the co-promotion agreement). The Promotional Partner revenue earned by us during the first six month of 2009 was earned under the terms of a promotional services agreement with a subsidiary of Shire Laboratories, Inc., which expired on June 30, 2009. In addition, we recognized $0.8 million of Research Partner revenue related to a development and co-promotion agreement with Endo Pharmaceuticals, Inc., which was entered into in June 2010, and, accordingly, there were no similar revenues in the prior year.
Cost of Revenues
Cost of revenues was $12.1 million for the year ended December 31, 2010, with no individually significant changes from the prior year.
Gross Profit
Gross profit for the year ended December 31, 2010 was $2.8 million, an increase of $1.4 million over the prior year attributed primarily to the higher Promotional Partner and Research Partner revenues (as described above).

Research and Development Expenses
Total research and development expenses for the year ended December 31, 2010 were $41.9 million, an increase of 71%, as compared to $24.6 million in the prior year, with the $17.3 million increase principally driven by research and development expenses related to our branded product initiatives, including increases of $13.9 million for clinical trial studies, $1.0 million on employee compensation, $0.6 million on active pharmaceutical ingredients used in research related activities, $0.5 million on label supplies for IPX066 bottles & kits, $0.4 million on outside labor and $0.3 million on shipping costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2010 were $3.5 million, a 1% increase compared to $3.5 million for the prior year with no individually significant changes from 2009.

Corporate and other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2010 and 2009:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2010	2009	$	%
Litigation settlement	$—	$9,318	(9,318)	(100)%
General and administrative expenses	33,871	25,352	8,519	34%

Total operating expenses	33,871	34,670	(799)	(2)%

Loss from operations	(33,871)	(34,670)	799	2%

Other (expense) income, net	(315)	57	(372)	(653)%
Interest income	1,037	753	284	38%
Interest expense	(167)	(246)	79	32%
Loss before income taxes	(33,316)	(34,106)	790	2%
Provision for income taxes	$143,521	$21,006	122,515	583%
Litigation settlement
The $9.3 million of Litigation settlement expense for the year ended December 31, 2009 included legal and other professional fee expenses incurred by us in defense of a suit related to our (previously marketed) Lipram UL products which we settled in January 2010, and accordingly there were no similar amounts in the year ended December 31, 2010.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2010 were $33.9 million, a 34% increase over the prior year, attributable principally to an increase in compensation-related expenses of $2.9 million, an increase in legal fees of $1.9 million, higher insurance costs related to increasing levels of business activity of $1.3 million, and an increase in system implementation and integration expenses of $1.6 million. In addition, in the prior year there was a $0.7 million reduction in general and administrative expenses related to the August 2009 repayment-in-full of a subordinated promissory note.
Other (expense) income, net
Other (expense) income, net was $ (0.3) million and $0.1 million for the years ended December 30, 2010 and 2009, respectively, and contained no individually-significant items in either year.
Interest Income
Interest income for the year ended December 31, 2010 was $1.0 million, a 38% increase as compared to the prior year due primarily due to higher average balances of cash and cash equivalents and short-term investments partially offset by lower overall interest rates.
Interest Expense
Interest expense in the year ended December 31, 2010 declined $0.08 million to $0.17 million, compared to the prior year due to the absence of interest bearing debt resulting from the repurchase, on the contractual June 15, 2009 prepayment option date, of the $12.75 million remaining outstanding balance of our 3.5% convertible senior subordinated debentures, otherwise due in June 2012 (“3.5% Debentures”).

Income Taxes
During the year ended December 31, 2010, we recorded a tax provision of $143.5 million for U.S. domestic federal and state income taxes and for income taxes in jurisdictions outside the United States, including approximately $12.9 million for an estimated tax provision related to state and local income taxes, net of a federal tax benefit, as applicable. The tax provision for the year ended December 31, 2010 includes approximately $2.7 million of the estimated value of the federal research and development tax credit. The tax provision for the year ended December 31, 2009 included approximately $2.5 million of the estimated value of the federal research and development tax credit. The tax provision for the year ended December 31, 2010 also includes an estimate of approximately $0.3 million related to uncertain tax positions, as compared to the tax provision for the prior year ended December 31, 2009 which included an approximate $6.1 net reduction in the accrual for uncertain tax positions, resulting from the completion, in the quarter ended December 31, 2009, of our analyses and documentation of our federal and state research and development tax credits. Also in the year ended December 31, 2009, the tax provision included the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The effective tax rate of 36.4% for the year ended December 31, 2010 was lower than the prior year (adjusted) effective tax rate of 38.2% (which excludes the effect of the uncertain tax position reserve adjustment noted above) — resulting principally from a lower state and local income tax composite statutory rate due to changes in the mix of jurisdictional apportionment, a higher federal domestic manufacturing deduction due to higher sales of our (domestic United States) manufactured products, including our tamsulosin products in the contractual exclusivity period (as discussed above), and a reduced unfavorable impact of the net share-based compensation adjustment due to higher deductible (actual) equity incentive transactions relative to the amount of non-deductible (GAAP) share-based compensation charges, offset slightly by an adjustment to decrease the value of net deferred tax assets resulting from the aforementioned lower state and local income tax composite statutory rate.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Overview:
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

nm — not meaningful
Net Income
Net income for the year ended December 31, 2009 was $50.1 million, an increase of $34.1 million, or 213%, as compared to net income of $16.0 million for the year ended December 31, 2008, resulting principally from increased Global Product sales, net, lower selling, general and administrative expenses and a reduced overall effective tax rate, partially offset by a decrease in Rx Partner revenue and OTC Partner revenue, and higher research and development expenses. Additionally, as discussed below, the decrease in Rx Partner revenue was the result of the cessation of the sale of our generic version of OxyContin® pursuant to a litigation settlement agreement in 2008. The cessation of the sale of our generic version of OxyContin®, and no revenue from such sales in the year ended December 31, 2009 as compared to the same period in 2008, materially affected the Rx Partner revenues for the year ended December 31, 2009.

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

nm — not meaningful
Revenues
Total Global Division revenues for the year ended December 31, 2009, were $345.0 million, an increase of 75% over the same period in 2008.
Global Product sales, net, were $287.1 million, an increase of 199% primarily due to sales of our authorized generic Adderall XR® products, indicated for the treatment of attention-deficit hyperactivity disorder, and our fenofibrate products, a cholesterol-lowering drug. We commenced sales of our generic Adderall XR® products in October 2009; accordingly, there were no sales of these products in the prior year period. The increased sales of our fenofibrate products in 2009 resulted from a general increase in demand for generic versions of cholesterol-lowering drugs combined with the September 2008 cessation of U.S. sales of fenofibrate products by an unrelated third-party pharmaceutical company.
Private Label product sales were $5.5 million, an increase of 112% primarily due to sales of generic loratadine /pseudoephedrine as a result of a new supply agreement which first became effective in 2008.

Rx Partner revenues were $33.8 million, down 59%, primarily attributable to reduced sales of our generic OxyContin® and our generic Wellbutrin® XL 300mg products. While the reduction of revenue for generic Wellbutrin® XL 300mg resulted from increased marketplace competition, the decrease in our sales of generic OxyContin® resulted from a litigation settlement agreement. In this regard, our generic OxyContin® product was one of only two generic versions of OxyContin® in the marketplace during the second and fourth quarters of 2007 and in January 2008, when we ceased further sales of this product. The period-over-period comparison of Rx Partner revenue was principally impacted by the absence in the year ended December 31, 2009 of revenue recognized from sales of generic OxyContin® under the DAVA Agreement which ended in January 2008. During the year ended December 31, 2009 and 2008, revenue recognized from the sale of generic OxyContin® under the DAVA Agreement was $0 and $40.8 million, respectively. The cessation of the sale of our generic version of OxyContin®, and no revenue from such sales in the year ended December 31, 2009 as compared to the same period in 2008, materially affected the Rx Partner revenues for the year ended December 31, 2009.
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
Cost of Revenues
Cost of revenues was $158.3 million for the year ended December 31, 2009, an increase of 96% primarily related to the higher sales of our authorized generic Adderall XR® and fenofibrate products.
Gross Profit
Gross profit for the year ended December 31, 2009 was $186.7 million or approximately 54% of total revenues, as compared to $116.5, or 59% of total revenue in the prior period. Gross profit in our Global Division increased primarily due to higher sales which was driven by our authorized generic Adderall XR® and fenofibrate product lines, offset by lower Rx Partner revenue due to the cessation, in the prior year period, of sales of our generic version of OxyContin®, as well as lower manufacturing efficiencies, and an increase in inventory carrying-value reserves.
Research and Development Expenses
Total research and development expenses for the year ended December 31, 2009 were $38.7 million, a decrease of 10%. Generic project activity decreased $4.2 million primarily due to decreased spending on bioequivalence studies of $2.7 million, and a $2.2 million decrease in legal fees related to patent expenses.
Patent Litigation Expenses
Patent litigation expenses for the years ended December 31, 2009 and 2008 were $5.4 million and $6.5 million, respectively, a decrease of $1.1 million, principally resulting from lower overall expenses as a result of the settlement of one litigation matter in 2008, resulting in the absence of expenses related to that matter in the year ended December 31, 2009, partially offset by higher expenses in the year ended December 31, 2009 resulting from increased activity related to existing litigation matters, as well as new litigation matters which began in 2009.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the years ended December 31, 2009 and 2008 were $10.9 million and $11.4 million, respectively, a 5% decrease attributable principally to a $1.4 million charge for severance expenses related to the separation of an executive-level employee in the prior year period, partially offset by increased professional fees related to business development efforts of $0.7 million, and $0.2 million of general and administrative expenses related to our Taiwan facility which were not present in the prior year period.

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

Revenues
Promotional Partner revenue was $13.4 million for the year ended December 31, 2009; an increase of 4% compared to $12.9 million for the year ended December 31, 2008. The change from the prior year period was primarily the result of the commencement of physician detailing services under our co-promotion agreement with Pfizer Inc. on July 1, 2009, while the term of the promotional services agreement with a subsidiary of Shire Laboratories, Inc., ended on June 30, 2009.
Cost of Revenues
Cost of revenues was $12.0 million for the year ended December 31, 2009 an increase of 7% from the same period in the prior year related to higher sales force expenses. The increase was primarily the result of credits in the prior period results for incentive compensation payments which were not earned; these credits are not present in the results for the year ended December 31, 2009.
Gross Profit
Gross profit for the year ended December 31, 2009 was $1.4million a decrease of 15% attributed to the higher sales force compensation expenses noted above.
Research and Development Expenses
Total research and development expenses for the year ended December 31, 2009 were $24.6 million, an increase of 51% compared to $16.3 million for the prior year period. Expenses related to our brand-product pipeline increased $8.3 million including an increase of $4.4 million on clinical studies, $2.5 million related to higher spending on additional research personnel, and $0.9 million on outside services.
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

Corporate and other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2009 and 2008:

	Year Ended		Increase/
	December 31	December 31	(Decrease)
(in $000’s)	2009	2008	$	%
		(as adjusted)
Litigation settlement	$9,318	$—	9,318	nm %
General and administrative expenses	25,352	34,354	(9,002)	(26)%

Total operating expenses	34,670	34,354	316	1%

Loss from operations	(34,670)	(34,354)	(316)	(1)%

Change in fair value of common stock purchase warrant	—	1,234	(1,234)	(100)%
Other income, net	57	21,529	(21,472)	(100)%
Loss on repurchase of 3.5% Debentures	—	(113)	113	100%
Interest income	753	4,218	(3,465)	(82)%
Interest expense	(246)	(4,782)	4,536	95%
Loss before income taxes	(34,106)	(12,268)	(21,838)	(178)%
Provision for income taxes	$21,006	$10,069	10,937	109%

nm — not meaningful
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
General and administrative expenses
General and administrative expenses for the year ended December 31, 2009 were $25.4 million, a 26% decrease attributable principally to a decrease in professional fees of $5.6 million, of which $3.7 million was related to the examination and review of our financial statements in conjunction with the filing of our registration statement on Form 10 with the SEC and $1.9 million of which was related to lower spending on corporate legal matters. In addition to the lower professional fees noted above, we also had lower management consulting fees of $1.1 million, and $0.7 million related to the adjustment of accrued settlement-related charges in conjunction with the August 2009 repayment-in-full of a subordinated promissory note.
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
Income Taxes
During the year ended December 31, 2009, we recorded a tax provision of $21.0 million for U.S. domestic and foreign income taxes, which included a net reduction in the accrual for uncertain tax positions of $6.1 million. In the year ended December 31, 2008, we recorded a tax provision of $10.1 million, which included an accrual for uncertain tax positions of $1.1 million. In the quarter ended December 31, 2009 we completed a study of our federal and state research and development credits, and based upon the results of our study reduced our accrual for uncertain tax positions related to those credits by $6.1 million. The tax provision for the year ended December 31, 2009 included the effect of the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The tax provision for the years ended December 31, 2009 and 2008 included the effect of the research and development tax credit, which was reinstated on October 3, 2008, for a two year period retroactive to January 1, 2008. The effective tax rate for the year ended December 31, 2009, excluding the $6.1 million net reduction in the accrual for uncertain tax positions noted above, was 38.2%, and was higher than the effective tax rate of 34.7% for the year ended December 31, 2008, which excludes the accrual for uncertain tax positions of $1.1 million. While we recorded comparable amounts of research and development credits in each of the two years ended December 31, 2009 and 2008; $2.5 million and $2.2 million respectively, the impact of those credits on the effective tax rate for year ended December 31, 2009 was significantly less due to the higher level of income before tax in the year ended December 31, 2009, thereby resulting in a higher effective tax rate in the year ended December 31, 2009.

Liquidity and Capital Resources
We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.
We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development expenses will be approximately $87.0 million and patent litigation expenses will be approximately $13.0 million for the next 12 months. We also anticipate incurring capital expenditures of approximately $69.0 million during the next 12 months, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California, our packaging and distribution facilities in the Commonwealth of Pennsylvania, and our facility in Jhunan Taiwan In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in significant periodic uses of cash.
We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and/or licensing agreements, as well as from the equity and /or debt capital markets to fund the planned capital expenditures, our research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions.
Cash and Cash Equivalents
At December 31, 2010, we had $91.8 million in cash and cash equivalents, an increase of $60.0 million as compared to December 31, 2009. As more fully discussed below, the increase in cash and cash equivalents during the year ended December 31, 2010 was primarily driven by $249.8 million of cash provided by operations, which included a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other assets of $12.1 million and a decrease in accounts payable and accrued expenses to be paid in subsequent periods of $17.9 million. The net increase in cash was also impacted by $17.7 million received from the exercise of stock options and employee stock purchase plan contributions, while being offset by net purchases of short term investments of $197.4 million and $16.3 million of purchases of property, plant, and equipment, during the year ended December 31, 2010.
Cash Flows
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009.
Net cash provided by operating activities for the year ended December 31, 2010 was $249.8 million, an increase of $257.9 million as compared to the prior year $8.2 million net cash used in operating activities.
The year-over-year increase in net cash provided by operating activities resulted principally from a higher net income, a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other assets and a decrease in accounts payable and accrued expenses. The decrease in accounts receivable to $82.1 million at December 31, 2010, resulted in a $103.5 million source of cash, compared to the same period in the prior year when accounts receivable resulted in a $142.8 million use of cash flows. The higher level of prepaid and other assets resulted in a $12.1 million use of cash in the current year, compared to a $2.2 million source of cash in the prior year; while lower accounts payable and accrued expenses resulted in a year-over-year decrease of $75.0 million in cash flows. The decreased level of accounts receivable at December 31, 2010 was primarily the result of amounts owed by our customers related to sales from the launch of our authorized generic Adderall XR® products (launched in October 2009). Cash provided by operating activities during the current year was also positively impacted by sales from the launch of our tamsulosin product in March 2010, of which we commenced sales with a contractual eight week exclusivity period starting on March 2, 2010, during which time we were able to achieve high market-share penetration. Tamsulosin product sales after the contractual exclusivity period noted above did not remain at this level, as additional competing generic versions of the product entered the market in late April 2010 at the conclusion of our contractual exclusivity period. This additional competition has resulted in both price erosion and reduction of our market-share. See “— Results of Operations — Year Ended December 31, 2010 Compared to Year Ended December 31, 2009” above for additional discussion on our sales of tamsulosin in the year ended December 31, 2010.

Net cash used by investing activities for the year ended December 31, 2010, amounted to $213.6 million, an increase of $191.8 million as compared to the $21.8 million use of cash flows in investing activities in the prior year, with the change due to a year-over-year $190.0 million net increase in the purchase of short-term investments, and $2.6 million in higher expenditures on property, plant and equipment. Net purchases of short-term investments during the year ended December 31, 2010 resulted in a $197.4 million use of cash flows, as compared to a $7.4 million use of cash flows from net purchases of short-term investments during the prior year. Purchases of property, plant and equipment for the year ended December 31, 2010 amounted to $16.3 million as compared to $13.7 million for the prior year. We expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our business.
Net cash provided by financing activities for the year ended December 31, 2010 was approximately $23.9 million, representing an increase of $31.5 million as compared to the $7.6 million of net cash used in financing activities in the prior year. The year-over-year increase in net cash provided by financing activities was primarily due to an increase in cash proceeds received from the exercise of stock options and contributions to our employee stock purchase plan of $17.7 million for the year ended December 31, 2010, as compared to $5.1 million received in the prior year. In addition, on the contractual June 15, 2009 prepayment option date, at the request of the holders, we repurchased the remaining $12.75 million principal amount of our 3.5% Debentures at 100% of face value, plus accrued interest resulting in a net use of cash in financing activities in the prior year, with no corresponding use of cash in the year ended December 31, 2010.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008.
At December 31, 2009, we had $31.8 million in cash and cash equivalents, a decrease of $37.5 million as compared to December 31, 2008. As more fully discussed below, the decrease in cash and cash equivalents during the year ended December 31, 2009 was primarily driven by $8.2 million of cash used in operations, which included the payment of $3.4 million related to the settlement of a securities class action, as well as the payment of $6.9 million to repay-in-full the remaining outstanding balance of a subordinated promissory note. The decrease in cash was also driven by $12.75 million used to repurchase, at the option of holders, the remaining outstanding balance of our 3.5% Debentures, and $13.7 million invested in property, plant and equipment.
Net cash used in operating activities for the year ended December 31, 2009 was $8.2 million, a decrease of $72.7 million from net cash provided by operating activities in the prior year period.
The period-over-period decrease in net cash provided by operating activities resulted principally from a higher accounts receivable balance, the change in deferred revenue and product manufacturing cost, and the change in deferred income taxes. Accounts receivable increased to $185.9 million at December 31, 2009, resulting in a $142.8 million use of cash flows, compared to the same period in the prior year when accounts receivable provided a $7.6 million source of cash flows. The increased level of accounts receivable at December 31, 2009 was primarily due to higher product sales as the result of the launch of our mixed amphetamines salts products in October 2009. In addition, accounts receivable decreased during the twelve months ended December 31, 2008 primarily as the result of lower profit share amounts receivable from our Rx Partners. Additionally, the change in revenue deferrals of $102.0 million, less the change in deferred product manufacturing cost of $24.0 million, resulted in a $78.0 million net decrease of deferrals related to our alliance and collaboration agreements. The net decrease of deferrals related to our alliance and collaboration agreements was principally due to lower sales of our generic OxyContin® and generic Wellbutrin XL® products, marketed under our Rx Partner alliance agreements. A $14.2 million change in deferred income taxes, resulting principally from a lower deferred tax benefit corresponding to the lower net deferrals related to our alliance and collaboration agreements, also contributed to the period-over-period change. The decrease in cash flows resulting from the items noted above was partially offset by higher levels of both accounts payable and accrued expenses, resulting in a $57.6 million period-over-period increase in cash flows, as well as higher levels of accrued profit sharing and royalty payable, resulting in a period-over-period increase of $53.6 million in cash flows.

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
Net cash used in financing activities for the year ended December 31, 2009 was approximately $7.6 million, representing a decrease of $57.5 million in net cash used in financing activities, as compared to $65.1 million net cash used in financing activities for the prior year period. The period-over-period decrease in net cash used in financing activities was primarily due to repurchases of the 3.5% Debentures in August 2008 and September 2008. During August 2008 and September 2008, at the request of the holders, we made aggregate cash payments of $59.9 million to repurchase, at a discount, an aggregate of $62.25 million in principal face value of our 3.5% Debentures. Additionally, during the prior year period, we made aggregate payments of $5.2 million to Cathay Bank to repay in full two term loans. The decrease in the amount of debt repaid from the prior-year period compared to the year ended December 31, 2009 was partially offset by repayments of debt in the current-year period of $12.75 million to repurchase, at the request of the holders, the remaining 3.5% Debentures at face value plus accrued interest, in June 2009, as well as $6.9 million to repay-in-full the remaining outstanding balance of a subordinated promissory note. Finally, we received cash from the exercise of employee stock options of approximately $5.1 million and $0.2 million in the twelve months ended December 31, 2009 and 2008, respectively.

Outstanding Debt Obligations
Senior Lenders; Wells Fargo Bank, N.A.
On February 11, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provides us with a revolving line of credit in the aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $10.0 million is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis. Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes.
Borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent. As further security, we also pledged to the Administrative Agent, 65% of our equity interest in Impax Laboratories (Taiwan), Inc. and must similarly pledge all or a portion of our equity interest in future subsidiaries.
Under the Credit Agreement, among other things:
•	The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur four years following the February 11, 2011 closing date.
•	Borrowings under the Revolving Credit Facility will bear interest, at our option, at either an Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 0.5% to 1.5%, or a LIBOR Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 1.5% to 2.5%. We are also required to pay an unused commitment fee ranging from 0.25% to 0.45% per annum based on the daily average undrawn portion of the Revolving Credit Facility. The applicable margin described above and the unused commitment fee in effect at any given time will be determined based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement), which is based upon our consolidated total debt, net of unrestricted cash in excess of $100 million, compared to Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding four quarters.
•	We may prepay any outstanding loan under the Revolving Credit Facility without premium or penalty.
•	We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) requires us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement).

•	The Credit Agreement contains customary events of default (subject to customary grace periods, cure rights and materiality thresholds), including, among others, failure to pay principal, interest or fees, violation of covenants, material inaccuracy of representations and warranties, cross-default and cross-acceleration of material indebtedness and other obligations, certain bankruptcy and insolvency events, certain judgments, certain events related to the Employee Retirement Income Security Act of 1974, as amended, and a change of control.
•	Following an event of default under the Credit Agreement, the Administrative Agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and seek other remedies that may be taken by secured creditors.
We have not yet borrowed any amounts under the Revolving Credit Facility.
Effective as of February 11, 2011, the Revolving Credit Facility replaced our existing credit agreement, the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended (the “Existing Credit Agreement”), between us and the Administrative Agent (as successor by merger to Wachovia Bank, National Association), and the commitments under the Existing Credit Agreement have been terminated. The Existing Credit Agreement, intended for working capital and general corporate purposes, was collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the Existing Credit Agreement as of December 31, 2010 and 2009, respectively. The Existing Credit Agreement was scheduled to expire on April 1, 2011. During the years ended December 31, 2010 and 2009, we paid unused line fees of $177,000 and $172,000, respectively, related to the Existing Credit Agreement.

3.5% Debentures
On June 27, 2005, we sold $75.0 million of 3.5% convertible senior subordinated debentures due 2012 (“3.5% Debentures”) to a qualified institutional buyer. Each 3.5% Debenture was issued at a price of $1,000 and was convertible into share of our common stock at an initial conversion price of $20.69 per share. The 3.5% Debentures were senior subordinated, unsecured obligations and ranked pari passu with our accounts payable and other liabilities, and were subordinate to certain senior indebtedness, including our credit agreement with Wells Fargo. The 3.5% Debentures bore interest at the rate of 3.5% per annum. Interest on the 3.5% Debentures was payable on June 15 and December 15 of each year, beginning December 15, 2005. While the 3.5% Debentures had a contractual maturity date of June 15, 2012 and could not be redeemed by us prior to maturity, holders of the 3.5% Debentures had the right to require us to repurchase all or any part of their 3.5% Debentures on June 15, 2009 at a repurchase price equal to 100% of the principal amount of the 3.5% Debentures, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the repurchase date.
In August and September 2008, we repurchased at a discount an aggregate of $62.25 million face value principal amount of the 3.5% Debentures at the request of the holders, paying $59.92 million, plus $433,000 of accrued interest. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of our short-term investments. In the year ended December 31, 2008, we recorded a net loss on the 3.5% Debentures repurchases of $113,000, net of a $318,000 write-off of related unamortized deferred finance costs. On June 15, 2009, at the request of the holders, we repurchased the remaining $12.75 million principal amount of the 3.5% Debentures at 100% of face value plus accrued interest. Accordingly, as all of the 3.5% Debentures had been repurchased, there was no amount outstanding as of December 31, 2009.
Subordinated Promissory Note
In August 2009, we repaid-in-full the remaining balance of a subordinated promissory note in the amount of $6.9 million of principal, plus $51,000 of accrued interest. Initially, the subordinated promissory note was issued in June 2006 in the amount of $11.0 million, with an interest rate of 6.0% per annum, and 24 quarterly installment payments of $549,165, commencing in March 2007.
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

Commitments and Contractual Obligations
Our contractual obligations as of December 31, 2010 were as follows:

	Payments Due by Period
		Less			More
		Than 1	1-3	3-5	Than 5
($ in 000s)	Total	Year	Years	Years	Years

Contractual Obligations (a)
Credit Facilities and Long-Term Debt	$—	$—	$—	$—	$—
Interest Expense Payable — Long-Term Debt	—	—	—	—	—
Open Purchase Order Commitments	18,570	18,570	—	—	—
Operating Leases(b)	5,866	1,469	2,774	1,623	—
Construction Contracts(c)	2,060	2,060	—	—	—
Total	$26,496	$22,099	$2,774	$1,623	$—

(a)	Liabilities for uncertain tax positions FASB ASC Topic 740, Sub-topic 10, were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2010, we had a $1.6 million provision for uncertain tax positions.

(b)	We lease office, warehouse, and laboratory facilities under non-cancelable operating leases through December 2015. We also lease certain equipment under various non-cancelable operating leases with various expiration dates through September 2015.

(c)	Construction contracts are related to ongoing expansion activities at our manufacturing facility in Taiwan.
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
In June 2008, the FASB issued an accounting standard which provides for unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method, referred to as FASB ASC Topic 260. The FASB ASC Topic 260, as amended, was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon becoming effective, FASB ASC Topic 260 did not have a material impact on our consolidated financial statements.
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
In September 2009, the FASB approved an update to the accounting standard related to multiple-deliverable revenue arrangements currently within the scope of FASB ASC Topic 605-25. The updated accounting standard provides principles and guidance to be used to determine whether a revenue arrangement has multiple deliverables, and if so, how those deliverables should be separated. If multiple deliverables exist, the updated standard requires revenue received under the arrangement to be allocated using the estimated selling price of the deliverables if vendor-specific objective evidence or third-party evidence of selling price is not available. The updated accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on, or after June 15, 2010, with early application permitted. We adopted the updated guidance of ASC 605-25 in the three months ended September 30, 2010. As required, we applied the updated guidance of ASC 605-25 retrospectively from the beginning of our fiscal year of adoption, as of January 1, 2010. Accordingly, the updated guidance of ASC 605-25 will apply to all multiple-element revenue arrangements entered into or materially modified by us from January 1, 2010 forward. The application of the updated guidance did not have any impact on our revenue recognition during the three and six months ended June 30, 2010. The updated guidance of ASC 605-25 was initially applied to the Teva Agreement during the three months ended September 30, 2010. For a discussion of the impact of FASB ASC Topic 605-25 on the Teva Agreement, see “Item 15. Exhibits and Financial Statement Schedules — Note 13 to Consolidated Financial Statements.”
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
In March 2010, the FASB issued Accounting Standards Update No. 2010-17, Milestone Method of Revenue Recognition (Topic 605). This update addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application, for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If an entity elects early application in a period that is not the first reporting period of its fiscal year, then the guidance must be applied retrospectively from the beginning of that fiscal year. We will determine the impact of the new accounting standard as we achieve milestones, and earn payments under either new or existing revenue arrangements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (Subtopic 720-50), which provides guidance on the annual fee paid by pharmaceutical manufacturers to the U.S. Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee ranges from $2.5 billion to $4.1 billion in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The liability related to the annual fee imposed by the Acts shall be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The guidance in Subtopic 720-50 becomes effective for calendar years beginning after December 31, 2010. We will determine the impact of the new accounting standard upon application of the provisions of Subtopic 720-50 as described above.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents, and short-term investments include a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at December 31, 2010. We had no debt outstanding as of December 31, 2010.
Our portfolio is subject to interest rate risk. Based on the average duration of our investments as of December 31, 2010 and 2009, an increase of one percentage point in interest rates would have resulted in increases in interest income of approximately $1.6 million and $0.6 million, respectively.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. We limit our credit risk associated with cash and cash equivalents and short-term investments by placing investments with high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper and high rated money market funds high quality money market funds, corporate debt and short-term commercial paper and in securities backed by the U.S. government. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.
We had no debt outstanding as of December 31, 2010. Our only remaining debt instrument at December 31, 2010 was the Wells Fargo revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it. We estimate the fair value of our fixed rate long-term debt to be $0 at both December 31, 2010 and 2009, respectively.
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
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to ensure information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of December 31, 2010.

Management Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles used in the United States (GAAP). Internal control over financial reporting includes those policies and procedures which (i) pertain to the maintenance of records, in reasonable detail, to accurately and fairly record the transactions and dispositions of our assets; (ii) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets which could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on the assessment, management has concluded our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Grant Thornton, LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Impax Laboratories, Inc.
We have audited Impax Laboratories, Inc. and Subsidiaries’ (a Delaware Corporation) (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Impax Laboratories, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impax Laboratories, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 25, 2011

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2010, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Additional information required by this item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2011 (“Proxy Statement”), except information concerning our executive officers which is set forth in “Part 1” and which is incorporated herein by reference.

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
(a)(2) Financial Statement Schedules
The financial statement schedule listed in the Index to Financial Statements on page F-1 is filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

Exhibit No.	Description of Document
3.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)
3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)
3.2	Amended and Restated Bylaws, effective June 29, 2009.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Form of Debenture (incorporated by reference to Exhibit A to the Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee, listed on Exhibit 4.3)
4.3	Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(4)
4.4	Supplemental Indenture, dated as of July 6, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(4)
4.5	Registration Rights Agreement, dated as of June 27, 2005, between the Company and the Initial Purchasers named therein.(4)
4.6	Promissory Note dated June 7, 2006, issued by the Company to Solvay Pharmaceuticals, Inc.(4)
4.7	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)
10.1.1	Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, between the Company and Wachovia Bank, National Association.(4)
10.1.2	First Amendment, dated October 14, 2008, to Amended and Restated Loan and Security Agreement, dated December 15, 2005, between the Company and Wachovia Bank, National Association.(5)
10.1.3	Second Amendment to Amended and Restated Loan and Security Agreement, effective as of December 31, 2008, by and among the Company and Wachovia Bank, National Association.(6)
10.1.4	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association.(7)
10.1.5	Fourth Amendment to Amended and Restated Loan and Security Agreement, effective as of March 12, 2010, by and among the Company and Wachovia Bank, National Association, a Wells Fargo Company.(8)
10.1.6	Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of June 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(9)
10.1.7	Sixth Amendment to Amended and Restated Loan and Security Agreement, effective as of September 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(10)
10.1.8	Seventh Amendment to Amended and Restated Loan and Security Agreement, effective as of January 31, 2011, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.
10.2	Purchase Agreement, dated June 26, 2005, between the Company and the Purchasers named therein.(4)
10.3.1	Impax Laboratories Inc. 1999 Equity Incentive Plan.*(6)
10.3.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(6)
10.4	Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)
10.5.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*(11)
10.5.2	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)

Exhibit No.	Description of Document
10.5.3	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)
10.6.1	Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(8)
10.6.2	Amendment to Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (8)
10.7.1	Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*(5)
10.7.2	Amendment No. 1, dated May 19, 2009, to Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*(12)
10.7.3	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(13)
10.8	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(13)
10.9	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(13)
10.10	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(13)
10.11.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(6)
10.11.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(13)
10.11.3	Separation Agreement and General Release, dated October 19, 2010, by and between the Company and Christopher Mengler, R.Ph.*(14)
10.12	License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.**(15)
10.13	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(15)
10.14	License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.***
10.15	Supply Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.***
11.1	Statement re computation of per share earnings (incorporated by reference to Note 17 to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).
21.1	Subsidiaries of the registrant.
23.1	Consent of Grant Thornton LLP.

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

***	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2009.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on December 2, 2008.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2010.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2010.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Impax Laboratories, Inc.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2010	F-5

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010	F-6

Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2010	F-8

Schedule II, Valuation and Qualifying Accounts	S-1

Impax Laboratories, Inc.
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Impax Laboratories, Inc.
We have audited the accompanying consolidated balance sheets of Impax Laboratories, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule, listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 13 to the consolidated financial statements, the Company has adopted the new accounting guidance related to revenue recognition for multiple-element arrangements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
February 25, 2011

IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$91,796	$31,770
Short-term investments	256,605	58,599
Accounts receivable, net	82,054	185,854
Inventory, net	44,549	49,130
Current portion of deferred product manufacturing costs-alliance agreements	2,012	11,624
Current portion of deferred income taxes	39,271	32,286
Prepaid expenses and other current assets	4,407	4,748

Total current assets	520,694	374,011

Property, plant and equipment, net	106,280	101,650
Deferred product manufacturing costs-alliance agreements	8,223	96,619
Deferred income taxes, net	5,069	48,544
Other assets	25,478	12,358
Goodwill	27,574	27,574

Total assets	$693,318	$660,756

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,812	$23,295
Accrued expenses	72,788	62,055
Accrued income taxes payable	2,393	31,627
Accrued profit sharing and royalty expenses	14,147	53,695
Current portion of deferred revenue-alliance agreements	18,276	33,196

Total current liabilities	126,416	203,868

Deferred revenue-alliance agreements	44,195	224,522
Other liabilities	14,558	10,139

Total liabilities	$185,169	$438,529

Commitments and contingencies (Notes 19 and 20)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at December 31, 2010 and 2009	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 64,721,041 and 62,210,089 shares issued at December 31, 2010 and 2009, respectively	647	622
Additional paid-in capital	255,440	223,239
Treasury stock — 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income (loss)	2,811	(524)
Retained earnings	251,246	828

	507,987	222,008
Noncontrolling interest	162	219

Total stockholders’ equity	508,149	222,227

Total liabilities and stockholders’ equity	$693,318	$660,756

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Years Ended December 31
	2010	2009	2008
Revenues:
Global Product sales, net	$622,889	$287,079	$96,006
Private Label Product sales	2,074	5,513	2,596
Rx Partner	217,277	33,835	81,778
OTC Partner	8,888	6,842	15,946
Research Partner	14,308	11,680	833
Promotional Partner	14,073	13,448	12,891
Other	—	12	21

Total revenues	879,509	358,409	210,071

Cost of revenues	340,246	170,313	91,969

Gross profit	539,263	188,096	118,102

Operating expenses:
Research and development	86,223	63,274	59,237
Patent litigation	6,384	5,379	6,472
Litigation settlement	—	9,318	—
Selling, general and administrative	53,332	39,712	48,470

Total operating expenses	145,939	117,683	114,179

Income from operations	393,324	70,413	3,923

Change in fair value of common stock purchase warrant	—	—	1,234
Loss on repurchase of 3.5% Debentures	—	—	(113)
Other (expense) income, net	(315)	57	21,529
Interest income	1,037	753	4,218
Interest expense	(167)	(246)	(4,782)

Income before income taxes	393,879	70,977	26,009
Provision for income taxes	143,521	21,006	10,069

Net income before noncontrolling interest	250,358	49,971	15,940
Add back loss attributable to noncontrolling interest	60	90	47

Net income	$250,418	$50,061	$15,987

Net Income per share:
Basic	$4.04	$0.83	$0.27

Diluted	$3.82	$0.82	$0.26

Weighted average common shares outstanding:
Basic	62,037,908	60,279,602	59,072,752

Diluted	65,565,132	61,080,184	60,782,721

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010
(amounts in thousands)

					Retained	Accumulated
			Additional		Earnings/	Other
	Common Stock		Paid-In	Treasury	(Accumulated	Comprehensive	Noncontrolling
Stockholders’ Equity	Shares	Par Value	Capital	Stock	Deficit)	Income	Interest	Total
Balance at December 31, 2007	58,822	$591	$202,715	$(2,157)	$(65,220)	$(26)	145	$136,048

2008
Exercise of common stock purchase warrants and stock options, issuance of restricted stock and sale of common stock under ESPP	994	10	1,029					1,039
Share-based compensation expense			5,817					5,817
Issuance of common stock	76	1	643					644
Reversal of deferred tax liability on 3.5% Debenture conversion option as a result of repurchase			924					924
Purchase of noncontrolling interest shares							202	202
Currency translation adjustments						(969)		(969)
Net income					15,987			15,987
Other							(42)	(42)

Balance at December 31, 2008	59,892	$602	$211,128	$(2,157)	$(49,233)	$(995)	305	$159,650

2009
Exercise of stock options issuance of restricted stock and sale of common stock under ESPP	2,074	20	4,507					4,527
Share-based compensation expense			7,391					7,391
Tax benefit related to exercise of employee stock options			213					213
Currency translation adjustments						471		471
Net income					50,061			50,061
Other							(86)	(86)

Balance at December 31, 2009	61,966	$622	$223,239	$(2,157)	$828	$(524)	219	$222,227

2010
Exercise of stock options issuance of restricted stock and sale of common stock under ESPP	2,495	25	15,004					15,029
Share-based compensation expense			10,693					10,693
Issuance of common stock in settlement of royalty obligation	16	—	332					332
Tax benefit related to exercise of employee stock options			6,172					6,172
Currency translation adjustments						3,335		3,335
Net income					250,418			250,418
Other							(57)	(57)

Balance at December 31, 2010	64,477	$647	$255,440	$(2,157)	$251,246	$2,811	162	$508,149

	Years Ended December 31,
Comprehensive Income	2010	2009	2008
Net income	$250,418	$50,061	$15,987
Currency translation adjustments	3,335	471	(969)

Comprehensive income	$253,753	$50,532	$15,018

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$250,418	$50,061	$15,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,649	11,266	9,588
Amortization of 3.5% Debentures discount and deferred financing costs	—	307	2,416
Amortization of Credit Agreement deferred financing costs	25	75	74
Bad debt expense	277	229	568
Deferred income taxes (benefit)	42,662	(10,379)	3,816
Tax benefit related to the exercise of employee stock options	(6,172)	(213)	—
Change in accrual for uncertain tax positions	280	(6,308)	1,397
Loss, net on repurchase of 3.5% Debentures	—	—	113
Deferred revenue — Alliance Agreements	35,704	49,255	151,275
Deferred product manufacturing costs — Alliance Agreements	(10,640)	(26,018)	(50,018)
Deferred revenue recognized — Alliance Agreements	(230,951)	(52,357)	(98,557)
Amortization deferred product manufacturing costs — Alliance Agreements	108,648	24,497	37,690
Accrued profit sharing and royalty expense	101,247	53,912	360
Profit sharing and royalty payments	(140,794)	(469)	(656)
Payments on exclusivity period fee	—	(6,000)	(12,000)
Accrued litigation settlement expense	—	5,865	3,500
Payments on accrued litigation settlements	(5,865)	(11,495)	(2,197)
Share-based compensation expense	10,714	7,391	5,817
Fair value of shares issued under severance arrangement	—	—	561
Accretion of interest income on short-term investments	(638)	(519)	(2,867)
Change in fair value of stock purchase warrants		—	(1,234)
Changes in assets and liabilities:
Accounts receivable	103,523	(142,777)	7,629
Inventory	4,581	(16,825)	(4,737)
Prepaid expenses and other assets	(12,092)	2,179	(4,184)
Accounts payable and accrued expenses	(17,896)	57,059	(517)
Other liabilities	4,081	3,107	737

Net cash provided by (used in) operating activities	$249,761	$(8,157)	$64,564

Cash flows from investing activities:
Purchase of short-term investments	(403,086)	(66,626)	(202,133)
Maturities of short-term investments	205,718	59,256	260,324
Acquisition of ANDA intellectual property rights	—	(750)	—
Purchases of property, plant and equipment	(16,267)	(13,667)	(25,863)

Net cash (used in) provided by investing activities	$(213,635)	$(21,787)	$32,328

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(dollars in thousands)

	Years Ended December 31,
	2010	2009	2008

Cash flows from financing activities:
Repayment of long-term debt	—	(12,887)	(65,234)
Tax benefit related to the exercise of employee stock options	6,172	213	—
Proceeds from exercise of stock options and purchases under the ESPP	17,728	5,113	155

Net cash provided by (used in) financing activities	$23,900	$(7,561)	$(65,079)

Net increase (decrease) in cash and cash equivalents	$60,026	$(37,505)	$31,813

Cash and cash equivalents, beginning of period	$31,770	$69,275	$37,462

Cash and cash equivalents, end of period	$91,796	$31,770	$69,275

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
(in $000s)	2010	2009	2008
Cash paid for interest	$167	$622	$2,970

Cash paid for income taxes	$129,763	$415	$8,381

The Company issued 0, 0 and 106,642 shares of common stock as the result of cashless exercises of common stock purchase warrants for the years ended December 31, 2010, 2009 and 2008, respectively.
Unpaid vendor invoices of approximately $3,119,000, $4,730,000 and $1,247,000 which were accrued as of December 31, 2010, 2009 and 2008, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010, 2009, 2008
1. THE COMPANY
Impax Laboratories, Inc. (“Impax” or “Company”) is a technology-based, specialty pharmaceutical company. The Company has two reportable segments, referred to as the “Global Pharmaceuticals Division”, (“Global Division”) and the “Impax Pharmaceuticals Division”, (“Impax Division”).
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global Products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in-turn sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. The Company also generates revenue from research and development services provided under a joint development agreement with an unrelated third party pharmaceutical company, and reports such revenue under the caption “Research partner” revenue on the consolidated statement of operations. The Company provides these services through the research and development group in the Global Division.
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
The Company marketed a total of 93 generic pharmaceutical products as of December 31, 2010, which represented dosage variations of 29 different pharmaceutical compounds marketed under the Company’s Global Products label; plus a total of 16 generic prescription pharmaceuticals, representing dosage variations of 4 different pharmaceutical compounds sold to unrelated third-party pharmaceutical entities pursuant to the Rx Partners Alliance Agreements; and to the OTC Partners Alliance Agreements.
The Company had 36 applications for approval of new generic products under review by the U.S. Food and Drug Administration (“FDA”) as of December 31, 2010, 2 of which have been tentatively approved, and 62 additional generic products in various stages of research and development, for which applications have not yet been filed.
In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to three properties it owns, including two research and development center facilities, and a manufacturing facility. Additionally, the Company leases three facilities in Hayward, and Fremont, utilized for additional research and development, administrative services, and equipment storage. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia, and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the Unites States, in Taiwan, the Company owns a manufacturing facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (SEC) requires the use of estimates and assumptions, based on complex judgments considered reasonable, affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.
Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at December 31, 2010. All significant intercompany accounts and transactions have been eliminated.
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
Short-Term Investments
Short-term investments represent investments in fixed rate financial instruments with maturities of greater than three months but less than 12 months at the time of purchase. The Company’s short-term investments are held in U.S. Treasury securities, corporate bonds, and high grade commercial paper, which are not insured by the FDIC. They are stated at amortized cost, which approximates fair value due to their short-term maturity, generally based upon observable market values of similar securities.
Fair Value of Financial Instruments
The Company’s deferred compensation liability is carried at the value of the amount owed to participants, and is derived from observable market data by reference to hypothetical investments. The carrying values of other financial assets and liabilities such as accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The following tables present the percentage of total accounts receivable and gross revenues represented by the Company’s five largest customers as of and for the years ended December 31, 2010, 2009 and 2008:

Percent of Total Accounts Receivable	2010	2009	2008

Customer #1	28.3%	19.9%	22.9%
Customer #2	18.4%	18.7%	20.4%
Customer #3	15.0%	43.8%	20.4%
Customer #4	—%	—%	13.5%
Customer #5	—%	—%	6.0%
Customer #6	13.5%	3.6%	—%
Customer #7	2.9%	2.7%	—%

Total-Five largest customers	78.1%	88.7%	83.2%

Percent of Gross Revenues	2010	2009	2008

Customer #1	19.9%	22.2%	18.0%
Customer #2	—%	5.7%	14.0%
Customer #3	—%	—%	13.9%
Customer #4	14.1%	26.5%	11.6%
Customer #5	14.2%	15.3%	10.9%
Customer #6	6.5%	3.9%	—%
Customer #7	3.4%	—%	—%

Total-Five largest customers	58.1%	73.6%	68.4%

During the years ended December 31, 2010, 2009 and 2008, the Company’s top ten products accounted for 83%, 70% and 65%, respectively, of Global Product sales, net.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Inventory
Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, and the cost flow assumption is first in, first out (“FIFO”) flow of goods. Standard costs are revised annually, and significant variances between actual costs and standard costs are apportioned to inventory and cost of goods sold based upon inventory turnover. Costs include materials, labor, quality control, and production overhead. Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Consistent with industry practice, the Company may build pre-launch inventories of certain products which are pending required FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity and FDA approval is expected in the near term and/or the litigation will be resolved in the Company’s favor. The Company accounts for all costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) as a current period charge in accordance with GAAP.
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
The Company concluded the carrying value of goodwill was not impaired as of December 31, 2010 and 2009 as the fair value of the Global Division exceeded its carrying value at each date. The Company performs its annual goodwill impairment test in the fourth quarter of each year. The Company estimated the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise. In addition, on a quarterly basis, the Company performs a review of its business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, the Company would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to determine the impact, if any, on the Company’s assessment of the reporting unit’s fair value. The Company has not to date deemed there to have been any significant adverse changes in the legal, regulatory, or general economic environment in which the Company conducts its business operations.
Debt
As required, FASB ASC Topic 470, the amended accounting standard for debt with conversion and other options, was applied on a retrospective basis beginning with the year ended December 31, 2007. The adoption of FASB ASC Topic 470 resulted in an increase to accumulated deficit of $4,415,000 to $190,630,000 at January 1, 2007. The following table presents the effect of the adoption of FASB ASC Topic 470 on net income and net income per share for the three years ended December 31, 2010, 2009 and 2008:

	Twelve Months Ended:
	December 31,	December 31,	December 31,
(in $000’s except per share amounts)	2010	2009	2008
Additional interest expense	$—	$253	$2,183
Reduction in gain on extinguishment of debt	—	—	(1,432)
Benefit for income taxes	—	(89)	(902)
Decrease in net income	$—	$(164)	$(2,713)

Decrease in Net income per share:
Basic	$—	$—	$(0.05)
Diluted	$—	$—	$(0.04)

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
The Company accounts for revenue arrangements with multiple deliverables in accordance with FASB ASC Topic 605-25, revenue recognition for arrangements with multiple elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:
•	the delivered item has value to the customer on a stand alone basis; and
•	if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.
Under FASB ASC Topic 605-25, if both of the criteria above are not met, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognizable generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a modified proportional performance method. Prior to the application of the updated guidance of FASB ASC Topic 605-25 for multiple element arrangements in 2010 (see the “Alliance and Collaboration Agreements” footnote below for a detailed discussion), delivered items within the Company’s arrangements were not considered a separate unit of accounting as the fair value of the undelivered elements could not be objectively or reliably determined.
The Company accounts for milestones related to research and development activities in accordance with FASB ASC Topic 605-28, milestone method of revenue recognition. FASB ASC Topic 605-28 allows for the recognition of consideration, which is contingent on the achievement of a substantive milestone, in its entirety in the period the milestone is achieved. A milestone is considered to be substantive if all of the following criteria are met:, including the milestone is commensurate with either: (1) the performance required to achieve the milestone, or (2) the enhancement of the value of the delivered items resulting from the performance required to achieve the milestone; the milestone relates solely to past performance; and, the milestone is reasonable relative to all of the deliverables and payment terms within the agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The sales return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. The Company also considers other factors, including significant market changes which may impact future expected returns, and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.
Rebates and Chargebacks
The Company maintains various rebate programs with its Global Division Global Products sales channel customers in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. A provision for rebate deductions is estimated and recorded at the time of product shipment. The primary factors the Company considers when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total Global Product sales, gross, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the three major drug wholesalers with which we do business. The Company also monitors aggregate actual rebates granted and compares them to the estimated provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.
The Company has agreements establishing contract prices for certain products with certain indirect customers, such as managed care organizations, hospitals and government agencies that purchase products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit issued by the Company to reduce the gross sales amount we invoiced to the wholesaler. A provision for chargeback deductions is estimated and recorded at the time products are shipped by the Company to the wholesalers. The primary factors considered when estimating the provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the three major drug wholesalers with which the Company does business. The Company also monitors aggregate actual chargebacks granted and compares them to the estimated provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Shelf-Stock Adjustments
Based upon competitive market conditions, the Company may reduce the selling price of certain products. The Company may issue a credit against the sales amount to customers based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The Company records an estimate for shelf-stock adjustments in the period it agrees to grant such a credit to a customer.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Private Label Product sales
The Company recognizes revenue from Private Label Product sales in accordance with SAB 104. Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Revenue received from Private Label product sales is not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Additionally, Private Label product sales do not have upfront, milestone, or lump-sum payments and do not contain multiple deliverables under FASB ASC Topic 605.
Rx Partner and OTC Partner:
The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under alliance and collaboration agreements between the Company and unrelated third-party pharmaceutical companies. The Company has entered into these alliance agreements to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform.
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
The Company applied the updated guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (“Teva Agreement”) during the year ended December 31, 2010 — see “— Note 13 Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva” for a detailed discussion of the application of the updated guidance to the Teva Agreement. Rx Partner revenue is related to the Teva Agreement. All consideration received under the Teva Agreement is contingent, and therefore cannot be allocated to the deliverables. The Company looks to the underlying delivery of goods and /or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. Consideration received as a result of research and development-related activities performed under the Teva Agreement are initially deferred and recorded as a liability captioned “Deferred revenue-alliance agreements.” The Company recognizes the deferred revenue on a straight-line basis over the Company’s expected period of performance of such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer — generally when product is received by Teva. The Company recognizes profit share as current period revenue when earned.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
OTC Partner revenue is related to the Company’s alliance agreements with Merck & Co., Inc. (formerly Shering-Plough Corporation) and Pfizer Inc. (formerly Wyeth) with respect to supply of over-the-counter pharmaceutical products and related research and development services. The Company initially defers all revenue earned under its OTC Partner alliance agreements. The deferred revenue is recorded as a liability captioned “Deferred revenue — alliance agreements.” The Company also defers its direct product manufacturing costs to the extent such costs are reimbursable by the OTC Partners. These deferred product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs — alliance agreements.” The product manufacturing costs in excess of amounts reimbursable by the OTC Partners are recognized as current period cost of revenue. The Company recognizes revenue as OTC Partner revenue and amortizes deferred product manufacturing costs as cost of revenues — as the Company fulfills its contractual obligations. Revenue is recognized and associated costs are amortized over the respective alliance agreements’ term of the arrangement or the Company’s expected period of performance, using a modified proportional performance method. Under the modified proportional performance method of revenue recognition utilized by the Company, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the respective alliance agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance agreement and the denominator of which is the total estimated life of the alliance agreement. The amount recognized during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and/or the fair value received. The result of the Company’s modified proportional performance method is a greater portion of the revenue is recognized in the initial period with the remaining balance being recognized ratably over either the remaining life of the arrangement or the Company’s expected period of performance of each respective alliance agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Research Partner:
The “Research Partner” line item of the statement of operations includes revenue recognized under development agreements with unrelated third-party pharmaceutical companies. The development agreements generally obligate the Company to provide research and development services over multiple periods. In exchange for this service, the Company received upfront payments upon signing of each development agreement and is eligible to receive contingent milestone payments, based upon the achievement of contractually specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under one of these development agreements. Revenue received from the provision of research and development services, including the upfront payment and the contingent milestone payments, if any, will be deferred and recognized on a straight line basis over the expected period of performance of the research and development services. Royalty fee income, if any, will be recognized by the Company as current period revenue when earned.
Promotional Partner:
The “Promotional Partner” line item of the statement of operations includes revenue recognized under promotional services agreements with unrelated third-party pharmaceutical companies. The promotional services agreements obligate the Company to provide physician detailing sales calls to promote its partners’ branded drug products over multiple periods. In exchange for this service, the Company has received fixed fees generally based on either the number of sales force representatives utilized in providing the services, or the number of sales calls made (up to contractual maximum amounts). The Company recognizes revenue from providing physician detailing services as those services are provided and as performance obligations are met and contingent payments, if any, at the time when they are earned.
Shipping and Handling Fees and Costs
Shipping and handling fees related to sales transactions are recorded as selling expense. Shipping costs were $2,203,000, $647,000 and $599,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Research and Development
Research and development activities are expensed as incurred and consist of self-funded research and development costs and costs associated with work performed by other participants under collaborative research and development agreements.
Derivatives
The Company does not engage in hedging transactions for trading or speculative purposes or to hedge exposure to currency or interest rate fluctuations. From time to time, the Company may engage in transactions that result in embedded derivatives (e.g. convertible debt securities). In accordance with FASB ASC Topic 815, derivatives and hedging, the Company records the embedded derivative at fair value on the balance sheet and records any related gains or losses in current earnings in the statement of operations.

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
Other Comprehensive Income
The Company follows the provisions of FASB ASC Topic 220, comprehensive income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. However, effective with its majority equity investment in Prohealth Biotech, Inc. and the formation of its wholly owned subsidiary Impax Laboratories (Taiwan) Inc., the Company recorded foreign currency translation gains and losses, which are reported as comprehensive income (loss). Foreign currency translation gains (losses) for the years ended December 31, 2010, 2009 and 2008 were $3,335,000, $471,000 and $ (969,000), respectively.
Deferred Financing Costs
The Company capitalizes direct costs incurred with obtaining debt financing, which are included in other assets on the consolidated balance sheet. Deferred financing costs, including costs incurred in obtaining debt financing, are amortized to interest expense over the term of the underlying debt on a straight-line basis, which approximates the effective interest method. The Company recognized amortized deferred financing costs of $25,000, $135,000 and $412,000, in the years ended December 31, 2010, 2009, and 2008, respectively.
Foreign Currency Translation
The Company translates the assets and liabilities of the Taiwan dollar functional currency of its majority-owned affiliate Prohealth Biotechnology, Inc. and its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. into the U.S. dollar reporting currency using exchange rates in effect at the end of each reporting period. The revenue and expense of these entities are translated using an average of the rates in effect during the reporting period. Gains and losses from these translations are recorded as currency translation adjustments included in the consolidated statements of comprehensive income and the consolidated statements of changes in shareholders’ equity.

3. RECENT ACCOUNTING PRONOUNCEMENTS
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
In May 2008, the FASB issued an accounting standard related to convertible debt instruments which may be settled in cash upon conversion (including partial cash settlement), referred to as FASB ASC Topic 470. The FASB ASC Topic 470 requires the issuing entity of such instruments to separately account for the liability and equity components to represent the issuing entity’s nonconvertible debt borrowing interest rate when interest charges are recognized in subsequent periods. The provisions of FASB ASC Topic 470 must be applied retrospectively for all periods presented even if the instrument has matured, has been extinguished, or has been converted as of the effective date. The application of FASB ASC Topic 470 to the Company’s $75 million, 3.5% convertible senior subordinated debentures due 2012 (“3.5% Debentures”) required the retrospective restatement of all reporting periods beginning January 1, 2007. See “Note 2, Summary of Significant Accounting Policies” and “Note 12, “Long-Term Debt” for additional details about the Company’s adoption of FASB ASC Topic 470.
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
In September 2009, the FASB approved an update to the accounting standard related to multiple-element revenue arrangements currently within the scope of FASB ASC Topic 605-25. The updated ASC 605-25 provides principles and guidance to be used to determine whether a revenue arrangement has multiple deliverables, and if so, how those deliverables should be separated. If multiple deliverables exist, the updated standard requires revenue received under the arrangement to be allocated using the estimated selling price of the deliverables if vendor-specific objective evidence or third-party evidence of selling price is not available. The updated accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on, or after June 15, 2010, with early application permitted. The Company adopted the updated guidance of ASC 605-25 in the three months ended September 30, 2010. As required, the Company applied the updated guidance of ASC 605-25 retrospectively from the beginning of the Company’s fiscal year of adoption as of January 1, 2010. Accordingly, the updated guidance of ASC 605-25 applies to all multiple-element revenue arrangements entered into or materially modified from January 1, 2010 forward. The application of the updated guidance did not have any impact on the Company’s revenue recognition during the three and six months ended June 30, 2010. The updated guidance of ASC 605-25 was applied to the Teva Agreement beginning with the three months ended September 30, 2010. For a discussion of the impact of FASB ASC Topic 605-25 on the Teva Agreement, see “Note 13 — Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva.”
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

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In December 2010, the FASB issued Accounting Standards Update No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (Subtopic 720-50), which provides guidance on the annual fee paid by pharmaceutical manufacturers to the U.S. Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee ranges from $2.5 billion to $4.1 billion in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The liability related to the annual fee imposed by the Acts shall be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The guidance in Subtopic 720-50 becomes effective for calendar years beginning after December 31, 2010. The Company will determine the impact of the new accounting standard upon application of the provisions of Subtopic 720-50 as described above.

4. INVESTMENTS
Investments consist of commercial paper, corporate bonds, medium-term notes, government sponsored enterprise obligations and certificates of deposit. The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities are accounted for as ‘held-to-maturity’ and are recorded at amortized cost, which approximates fair value, generally based upon observable market values of similar securities. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon maturity the Company uses a specific identification method.
A summary of short-term investments as of December 31, 2010 and December 31, 2009 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Commercial paper	$168,260	$36	$(7)	$168,289
Government sponsored enterprise obligations	56,866	40	(1)	56,905
Corporate bonds	18,316	15	(13)	18,318
Certificates of deposit	13,163	13	—	13,176

Total short-term investments	$256,605	$104	$(21)	$256,688

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Commercial paper	$13,387	$4	$(1)	$13,390
Government sponsored enterprise obligations	41,953	32	(1)	41,984
Corporate bonds	3,021	1	(1)	3,021
Certificates of deposit	238	—	—	238

Total short-term investments	$58,599	$37	$(3)	$58,633

5. ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows:

	December 31,	December 31,
(in $000’s)	2010	2009
Gross accounts receivable	$123,941	$254.094
Less: Rebate reserve	(20,892)	(37,781)
Less: Chargeback reserve	(14,918)	(21,448)
Less: Other deductions	(6,077)	(9,011)

Accounts receivable, net	$82,054	$185,854

A roll forward of the chargeback and rebate reserves activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

(in $000’s)	December 31,	December 31	December 31
Rebate reserve	2010	2009	2008

Beginning balance	$37,781	$4,800	$3,603
Provision recorded during the period	91,063	72,620	20,361
Credits issued during the period	(107,952)	(39,639)	(19,164)

Ending balance	$20,892	$37,781	$4,800

(in $000’s)	December 31,	December 31	December 31
Chargeback reserve	2010	2009	2008

Beginning balance	$21,448	$4,056	$2,977
Provision recorded during the period	181,566	126,105	50,144
Credits issued during the period	(188,096)	(108,713)	(49,065)

Ending balance	$14,918	$21,448	$4,056

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $539,000 and $372,000 at December 31, 2010 and December 31, 2009, respectively.

6. INVENTORY
Inventory, net of carrying value reserves at December 31, 2010 and 2009 consisted of the following:

	December 31,	December 31,
(in $000’s)	2010	2009
Raw materials	$27,871	$30,758
Work in process	2,575	2,768
Finished goods	20,545	17,051

Total inventory, net	$50,991	$50,577

Less: Non-current inventory, net	6,442	1,447

Total inventory-current, net	$44,549	$49,130

Inventory carrying value reserves amounted to $5,294,000 and $4,646,000 at December 31, 2010 and 2009, respectively.
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
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory less reserves, was approximately $2,117,000 and $8,702,000 at December 31, 2010 and 2009, respectively. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and /or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity, FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory, and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company’s pre-launch product inventory is lower than the respective estimated net selling prices.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	December 31,	December 31,
(in $000’s)	2010	2009
Land	$2,270	$2,270
Buildings and improvements	82,836	77,778
Equipment	70,785	59,612
Office furniture and equipment	9,077	7,425
Construction-in-progress	3,958	4,880

Property, plant and equipment, gross	$168,926	$151,965

Less: Accumulated depreciation	(62,646)	(50,315)

Property, plant and equipment, net	$106,280	$101,650

Depreciation expense was $12,649,000, $11,266,000 and $9,588,000 for the years ended December 30, 2010, 2009 and 2008, respectively.

8. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses:

	December 31,	December 31
(in $000’s)	2010	2009
Payroll-related expenses	$16,796	$15,274
Product returns	33,755	22,114
Medicaid rebates	12,475	9,759
Physician detailing sales force fees	2,308	2,449
Legal and professional fees	3,143	3,660
Litigation settlements	—	5,865
Shelf stock price protection	281	225
Other	4,030	2,709

Total accrued expenses	$72,788	$62,055

Product Returns
The Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, the Rx Partner, and the OTC Partner alliance and collaboration agreements generally are not subject to returns. A roll forward of the return reserve activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

(in $000’s)	December 31,	December 31	December 31
Returns Reserve	2010	2009	2008

Beginning balance	$22,114	$13,675	$14,261
Provision related to sales recorded in the period	15,821	11,847	5,719
Credits issued during the period	(4,180)	(3,408)	(6,305)

Ending balance	$33,755	$22,114	$13,675

Accrued Litigation Settlement Expenses
In January 2010, the Company entered into an agreement to settle a suit related to the Company’s Lipram UL products. Under the terms of this agreement, the Company agreed to reimburse the plaintiff for litigation costs, which were paid by the Company in January 2010. The Company recorded an accrued expense for this payment in the year ended December 31, 2009, which was included, along with legal and professional fees incurred by us, on the Litigation settlement line in the consolidated statement of operations.

9. FAIR VALUE OF COMMON STOCK PURCHASE WARRANTS
Common Stock Purchase Warrants
In connection with a May 2003 private financing, the Company issued 878,815 common stock purchase warrants, each of which entitled the holder to purchase one share of the Company’s common stock at an exercise price of $7.421 per share for five years from the date of issuance. During 2008, all of the remaining 604,887 warrants outstanding at January 1, 2008 were exercised and, accordingly, no common stock purchase warrants were outstanding as of December 31, 2008.
Consistent with the guidance in FASB ASC Topic 815, the common stock purchase warrants were classified as liabilities, as there were certain conditions attached to the warrants which may have required cash settlement. Accordingly, the warrants were accounted for at fair value and changes in fair value were recognized as a component of “other income” at each quarter end period over the life of the respective warrants. The Company used a Black-Scholes option pricing model to value the common stock purchase warrants, with the key valuation assumptions for the period beginning on January 1, 2008 and ending on the May 2008 warrant expiration date being the terms of the warrants and the actual price of the Company’s common stock at the end of each quarter, as well as a volatility rate in the range of 43.0% to 49.0%, calculated based on changes in the price of the Company’s common stock, and a risk-free interest rate in the range of 1.25% to 1.5%, corresponding with the rate on Treasury securities with a time frame approximately the same as the common stock purchase warrants’ remaining time to expiration as of each valuation date, and a zero percent dividend yield. The expected life of the common stock purchase warrants was estimated based on the time-to-expiration at each balance sheet date. During the period January 1, 2008 to the May 2008 expiration date, the estimated fair value of the common stock purchase warrants ranged from $1.91 per share on March 31, 2008 to $1.63 per share on May 7, 2008.

10. INCOME TAXES
The Company is subject to federal, state and local income taxes in the United States and income taxes in Taiwan, R.O.C. The provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in $000’s)	2010	2009	2008
Current:
Federal taxes	$96,560	$29,550	$6,315
State taxes	10,471	1,715	(62)

Total current tax expense	107,031	31,265	6,253

Deferred:
Federal taxes	$27,138	$(11,520)	$4,938
State taxes	9,140	1,995	(1,122)
Foreign taxes	212	(734)	—

Total deferred tax expense (benefit)	36,490	(10,259)	3,816

Provision for income taxes	$143,521	$21,006	$10,069

A reconciliation of the difference between the tax provision at the federal statutory rate and actual income taxes on income before income taxes, which includes federal, state, and other income taxes, is as follows:

	For the Years Ended December 31,
(in $000’s)	2010		2009		2008
Income before income taxes	$393,879		$70,977		$26,009

Tax provision at the federal statutory rate	137,858	35.0%	24,842	35.0%	9,103	35.0%

Increase (decrease) in tax rate resulting from:
State and local taxes, net of federal benefit	12,873	3.3%	3,628	5.1%	25	0.1%
Research and development credits	(2,700)	(0.7)%	(2,546)	(3.6)%	(2,228)	(8.6)%
Share-based compensation	979	0.2%	1,824	2.6%	1,438	5.5%
Domestic manufacturing deduction	(6,563)	(1.7)%	(700)	(1.0)%	(531)	(2.0)%
Change in warrant fair value	—	—%	—	—%	(432)	(1.6)%
Provision for uncertain tax positions	203	0.1%	(6,084)	(8.6)%	1,050	4.0%
Other, net	871	0.2%	294	0.4%	1,311	4.9%
Change in valuation allowance	—	—%	(252)	(0.3)%	333	1.4%

Provision for income taxes	$143,521	36.4%	$21,006	29.6%	$10,069	38.7%

10. INCOME TAXES (continued)
Deferred income taxes result from temporary differences between the financial statement carrying values and the tax bases of the Company’s assets and liabilities. Deferred tax assets principally result from deferred revenue related to certain of the Company’s alliance and collaboration agreements (see “Note 13 — Alliance and Collaboration Agreements” below for a discussion of the Company’s alliance and collaboration agreements), certain accruals and reserves currently not deductible for tax purposes, and state net operating loss carryforwards. Deferred tax liabilities principally result from deferred product manufacturing costs related to the OTC Partners alliance agreements and the use of accelerated depreciation methods for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in $000’s)	2010	2009
Deferred tax assets:
Deferred revenues	$15,970	$99,160
Accrued expenses	28,752	21,115
Inventory reserves	2,874	2,936
Net operating loss carryforwards	1,317	1,648
Depreciation and amortization	458	492
Other	4,212	3,674

Deferred tax assets	$53,583	$129,025

Deferred tax liabilities:
Tax depreciation and amortization in excess of book amounts	$3,862	$3,919
Deferred manufacturing costs	3,916	42,591
Other	1,465	1,685

Deferred tax liabilities	$9,243	$48,195

Deferred tax assets, net	$44,340	$80,830

The breakdown between current and long-term deferred tax assets and tax liabilities is as follows:

	December 31,
(in $000’s)	2010	2009
Current deferred tax assets	$41,506	$38,337
Current deferred tax liabilities	(2,235)	(6.551)

Current deferred tax assets, net	39,271	32,286

Non-current deferred tax assets	12,077	91,037
Non-current deferred tax liabilities	(7,008)	(42,493)

Non-current deferred tax assets, net	5,069	48,544

Deferred tax assets, net	$44,340	$80,830

The Company had foreign net operating loss (NOL) carryforwards of approximately $3.7 million and $4.0 million as of December 31, 2010 and 2009, respectively, with a ten year carryforward period. The expiration dates and amounts are $1.0 million and $2.7 million for 2018 and 2019, respectively. There were state net operating loss (NOL) carryforwards of $ 9,228,000 and $12,229,000 as of December 31, 2010 and 2009, respectively, with a twenty year carryforward period as of December 31, 2010, and utilization expiration dates occurring between the years 2021 and 2023, summarized as follows:

(in $000’s)
Year	Amount
2021	$3,498,722
2022	1,954,768
2023	3,775,188

Total	$9,228,678

10. INCOME TAXES (continued)
FASB ASC 740 provides for a single comprehensive model to address uncertain tax positions by establishing the minimum recognition threshold and a measurement attribute for the financial statement impact of tax positions taken or expected to be taken on an entity’s income tax returns. A reconciliation of the accrued reserve for uncertain tax positions is as follows:

(in $000’s)
Balance at January 1, 2010	$1,207
Increase/(decrease) based on prior year tax positions	108
Increase/(decrease) based on current year tax positions	172
Interest expense	93

Balance at December 31, 2010	$1,580

The Company has recognized a tax provision for uncertain tax positions related to federal and state research and development tax credits and inter-company loan interest income. The Company is not able to determine whether there will be any significant increase or decrease in the accrued reserve for uncertain tax positions over the next 12 months. The Company recognizes interest and penalties related to income tax matters as a part of total interest expense and other expense, respectively. At December 31, 2010, the Company had $215,000 of accrued interest expense related to its accrued reserve for uncertain tax positions. The Company did not accrue penalties at December 31, 2010 as it has taken the appropriate steps to mitigate exposure to penalties related to its uncertain tax positions. The Company is currently under audit by the United States Internal Revenue Service for the tax years ended December 31, 2009 and 2008 and by the State of California Franchise Tax Board for the tax years ended December 31, 2006 and 2005.

11. REVOLVING LINE OF CREDIT
On February 11, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provides the Company with a revolving line of credit in the aggregate principal amount of up to $50,000,000 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $10,000,000 is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis. Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes.
The Company’s borrowings under the Credit Agreement are secured by substantially all of the personal property assets of the Company pursuant to a Security Agreement (the “Security Agreement”) entered into by the Company and the Administrative Agent. As further security, the Company also pledged to the Administrative Agent, 65% of the Company’s equity interest in Impax Laboratories (Taiwan), Inc. and must similarly pledge all or a portion of its equity interest in future subsidiaries.
Under the Credit Agreement, among other things:
•	The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur four years following the February 11, 2011 closing date.
•	Borrowings under the Revolving Credit Facility will bear interest, at the Company’s option, at either an Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 0.5% to 1.5%, or a LIBOR Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 1.5% to 2.5%. The Company is also required to pay an unused commitment fee ranging from 0.25% to 0.45% per annum based on the daily average undrawn portion of the Revolving Credit Facility. The applicable margin described above and the unused commitment fee in effect at any given time will be determined based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement), which is based upon the Company’s consolidated total debt, net of unrestricted cash in excess of $100 million, compared to Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding four quarters.
•	The Company may prepay any outstanding loan under the Revolving Credit Facility without premium or penalty.
•	The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’ ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement).

11. REVOLVING LINE OF CREDIT (continued)
•	The Credit Agreement contains customary events of default (subject to customary grace periods, cure rights and materiality thresholds), including, among others, failure to pay principal, interest or fees, violation of covenants, material inaccuracy of representations and warranties, cross-default and cross-acceleration of material indebtedness and other obligations, certain bankruptcy and insolvency events, certain judgments, certain events related to the Employee Retirement Income Security Act of 1974, as amended, and a change of control.
•	Following an event of default under the Credit Agreement, the Administrative Agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and seek other remedies that may be taken by secured creditors.
The Company has not yet borrowed any amounts under the Revolving Credit Facility.
Effective as of February 11, 2011, the Revolving Credit Facility replaced the Company’s existing credit agreement, the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended (the “Existing Credit Agreement”), between the Company and the Administrative Agent (as successor by merger to Wachovia Bank, National Association), and the commitments under the Existing Credit Agreement have been terminated. The Existing Credit Agreement, intended for working capital and general corporate purposes, was collateralized by eligible accounts receivable, inventory, and machinery and equipment, subject to limitations and other terms. There were no amounts outstanding under the Existing Credit Agreement as of December 31, 2010 and 2009, respectively. The Existing Credit Agreement was scheduled to expire on April 1, 2011. During the years ended December 31, 2010 and 2009, the Company paid unused line fees of $ 177,000 and $172,000, respectively, related to the Existing Credit Agreement.

12. LONG-TERM DEBT
3.5% Convertible Senior Subordinated Debentures
On June 27, 2005, the Company sold $75,000,000 of 3.5% convertible senior subordinated debentures due 2012 (“3.5% Debentures”) to a qualified institutional buyer. Each 3.5% Debenture was issued at a price of $1,000 and was convertible into Company common stock at an initial conversion price of $20.69 per share. The 3.5% Debentures were senior subordinated, unsecured obligations of the Company and ranked pari passu with the Company’s accounts payable and other liabilities, and were subordinate to certain senior indebtedness, including the Company’s credit agreement. The 3.5% Debentures bore interest at the rate of 3.5% per annum. Interest on the 3.5% Debentures was payable on June 15 and December 15 of each year, beginning December 15, 2005. While the 3.5% Debentures had a contractual maturity date of June 15, 2012 and could not be redeemed by the Company prior to maturity, holders of the 3.5% Debentures had the right to require the Company to repurchase all or any part of their 3.5% Debentures on June 15, 2009 at a repurchase price equal to 100% of the principal amount of the 3.5% Debentures, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the repurchase date.
In August and September 2008, the Company repurchased at a discount an aggregate of $ 62,250,000 face value principal amount of the 3.5% Debentures at the request of the holders. The Company paid $59,916,000, plus $433,000 of accrued interest expense. Proceeds to fund the repurchase of the 3.5% Debentures were generated from the liquidation of the Company’s short-term investments. In the year ended December 31, 2008, the Company recorded a net loss on the 3.5% Debentures repurchases of $113,000, net of a $318,000 write-off of related unamortized deferred finance costs. On June 15, 2009, at the request of the holders, the Company repurchased the remaining $12,750,000 principal amount of the 3.5% Debentures at 100% of face value plus accrued interest. Accordingly, as all of the 3.5% Debentures had been repurchased by the Company, there was no amount outstanding as of December 31, 2010.

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
The Company amortized the $11,513,000 discount on the 3.5% Debentures over the expected life of 48 months using the effective interest method; accordingly, the discount was fully amortized as of June 15, 2009. The following table summarizes the amount of interest cost recognized for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31:
(in $000’s)	2010	2009	2008
Contractual interest	$—	$202	$2,084
Discount amortization	—	241	2,078
Deferred financing cost amortization	—	66	338

Total interest cost	$—	$509	$4,500

Effective interest rate on 3.5% Debentures	—	8.7%	8.7%

13. ALLIANCE AND COLLABORATION AGREEMENTS
License and Distribution Agreement with Shire
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company accrued a profit share payable to Shire of $100,611,000 and $53,292,000 on sales of the AG Product during the years ended December 31, 2010 and 2009, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

13. ALLIANCE AND COLLABORATION AGREEMENTS
Strategic Alliance Agreement with Teva
The Company entered into a Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited, in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products.
In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole 10mg, 20mg and 40mg products. Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/psuedoephedrine product, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000. The significant rights and obligations under the Teva Agreement are as follows:
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
Sale of Common Stock: The Teva Agreement required Teva to purchase $15,000,000 of the Company’s common stock in four equal quarterly installments beginning September 15, 2001. The number of shares purchased in each installment was determined by dividing $3,750,000 by the average closing price of the stock during the ten trading days ending two days prior to the date of Teva’s receipt of the shares (“Designated Share Price”). Pursuant to these provisions, the Company sold a total of 1,462,083 shares of common stock to Teva, with the last sale occurring on June 15, 2002. The stock purchase agreement included the following terms:
•	Contingent Stock Repurchase Option. The Teva Agreement divided the products into three categories, referred to as “product tiers.” The Tier 1 products were those pending FDA approval when the Teva Agreement was entered into, whereas Tier 2 and Tier 3 products were those for which applications to the FDA had not as yet been filed at the inception of the Teva Agreement. The Teva Agreement gave the Company the option to repurchase from Teva 243,729 shares of its common stock (one-sixth of the shares initially sold to Teva) for $1.00 contingent upon Teva achieving a commercial sale of either a Tier 2 or Tier 3 product.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Advance Deposit: Teva agreed to provide the Company with a $22,000,000 advance deposit payable for the contingent purchase of exclusive marketing rights for the products. The advance deposit included debt-like terms to facilitate repayment to Teva to the extent the contingencies did not occur. Specifically, the advance deposit payable accrued interest at an 8.0% annual rate from the June 2001 Teva Agreement inception date, and required the Company to repay the advance deposit payable no later than January 15, 2004. In addition, the advance deposit included the following provisions:
•	Contingent Sale of Market Exclusivity — The Teva Agreement obligated the Company to deliver and Teva to purchase the exclusive marketing rights for four of the covered products for $22,000,000 to the extent the Company achieved specified product development milestones relating to four products. Portions of this $ 22,000,000 purchase price were assigned to milestones based on their negotiated values at the inception of the Teva Agreement. If some, but not all of the milestones were achieved, then exclusive marketing rights would transfer only for those products for which the related milestones were met. To the extent the milestones were not achieved by January 15, 2004 and Teva had not exercised the contingent option to purchase market exclusivity described below, the related exclusive marketing rights would not be transferred to Teva, the Company would be required to repay the corresponding portions of the $22,000,000 advance deposit and Teva would retain non-exclusive marketing rights with respect to the related products. The milestones and related portions to be repaid were: $2,000,000 if tentative FDA approval for one specified product was not obtained by June 15, 2002; $5,000,000 if the same product was not launched by February 15, 2003; $5,000,000 and $4,000,000, respectively, if two additional products were not launched by December 15, 2003; $1,000,000 if tentative FDA approval of a fourth product was not received by January 15, 2003; and $5,000,000 if the same product was not launched by December 15, 2003.
•	Contingent Option to Purchase Market Exclusivity — The Company also granted Teva an option to purchase the exclusive marketing rights to the four specified products to the extent the product development milestones were not met. Teva could exercise this right by forgiving repayment of half of the foregoing portions of the $22,000,000 advance deposit payable as assigned in the Teva Agreement to the specified product.
•	The Company’s Share Settlement Option — To the extent the Company failed to achieve the milestones and Teva failed to exercise its option to purchase market exclusivity for the four specified products and the Company was thus required to repay the advance deposit, the Company had the option to settle, or repay, the applicable portion of the advance deposit either in cash or with shares of its common stock valued at the Designated Share Price.
•	Interest Forgiveness /FDA Approval Provision — Under the terms of the Teva Agreement, when the Company received FDA approval for any three of the covered products, the entire amount of interest payable under the advance deposit would be forgiven. The nominal amount of the accrued interest expected to be incurred over the life of the advance deposit was estimated not to exceed approximately $4,400,000.
Other Provisions: The Teva Agreement also provides for other deliverables by the Company, consisting of research and development activities, including regulatory services.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
As the July 2010 amendment materially modified the Teva Agreement, the Company elected to apply the updated guidance of FASB ASC 605-25 Multiple Element Arrangements (“ASC 605-25”) to the amended Teva Agreement beginning in the three months ended September 30, 2010.
There are two criteria under the updated guidance of ASC 605-25 for determining if deliverables shall be considered separate units of accounting, including: (i) the deliverable has value to the customer on a standalone basis, and (ii) if the arrangement has a general right of return relative to delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. The Company evaluated the deliverables of the amended Teva Agreement under the updated guidance of ASC 605-25 and determined there are two units of accounting, including: a combined unit consisting of research and development activities plus market exclusivity, and the manufacture and delivery of 10 products (i.e. contract manufacturing). The market exclusivity deliverable does not meet the first criteria for separation as it does not have standalone value to Teva. As the products contemplated by the Teva Agreement were to be developed by the Company, the market exclusivity has no value to Teva without the research and development services needed to complete the products. The contract manufacturing deliverable has standalone value to Teva as it is able to resell the delivered items (i.e. finished product) to third-parties.
The consideration received by the Company from Teva under the Teva Agreement is contingent upon future performance, as such the Company was unable to allocate any of the consideration received to delivered items, and therefore the Company looked to the underlying services which gave rise to the payment of consideration by Teva to determine the appropriate recognition of revenue as follows:
•	Research and development related activities (the Combined Unit) — Consideration received as a result of research and development related activities performed under the Teva Agreement will initially be deferred and recognized on the straight-line method over the Company’s expected period of performance of the research and development related services, estimated to be from July 2001 (following the June 2001 effective date of the Teva Agreement) to October 2014 (with FDA approval of the ANDA for the final product under the Teva Agreement).

•	Manufacture and delivery of the products — Consideration received as a result of the manufacture and delivery of the products under the Teva Agreement will be recognized under the Company’s revenue recognition policy, as proscribed by SAB 104, as follows:
•	Product shipments — The Company will account for the shipment of products under the Teva Agreement as current period revenue in accordance with its revenue recognition policy applicable to its Global Products.

•	Profit share — The Company will recognize profit share, if any, as current period revenue when earned.
•	Gain on the repurchase of Company stock — This represents additional profit share revenue resulting from the successful December 2006 commercial sale of a Tier 2 or Tier 3 product, and was recognized as revenue in the period earned.
The Company applied the updated guidance of ASC 605-25 to the Teva Agreement on a prospective basis beginning in the quarter ended September 30, 2010. In the year ended December 31, 2010, the application of the updated guidance of ASC 605-25 had the effect of increasing Rx Partner revenue by $196,440,000, and increasing cost of revenues by $95,426,000, and correspondingly, basic earnings per share increased by approximately $1.03. The increase in Rx Partner revenue as a result of applying the updated guidance of ASC 605-25 in the year ended December 31, 2010, represents the recognition of previously deferred revenue which would otherwise have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement, using a modified proportional performance method. Under the previous accounting standards, Rx Partner revenue would have been $22,255,000, cost of revenues would have been $244,964,000, and basic earnings per share would have been $2.97 in the year ended December 31, 2010.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
The Company had previously determined, under the previous accounting standards, no single deliverable represented a separate unit of accounting as there was not sufficient objective and reliable evidence of the fair value of any single deliverable. As such, under the previous accounting standards, the Company was required to account for the entirety of the Teva Agreement as a single unit of accounting, resulting in the Company previously deferring revenue earned and product manufacturing costs incurred under the Teva Agreement and then recognizing such deferred revenue and amortizing such deferred manufacturing costs over the estimated life of the Teva Agreement utilizing a modified proportional performance method.
The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

				Inception
(in $000’s)	For the Years Ended December 31,			Through
Deferred revenue	2010	2009	2008	Dec 31, 2007
Beginning balance	$202,032	$200,608	$181,149	$—

Additions:
Product related and cost sharing	10,096	35,245	60,406	321,618
Exclusivity charges	—	—	—	(50,600)
Other	—	—	—	12,527

Total additions	$10,096	$35,245	$60,406	$283,545

Less:
Amount recognized	$(11,278)	$(33,821)	$(40,947)	$(102,396)
Accounting adjustment	(196,440)	—	—	—

Total deferred revenue	$4,410	$202,032	$200,608	$181,149

(in $000’s)				Inception
Deferred product	For the Years Ended December 31,			Through
manufacturing costs	2010	2009	2008	Dec 31, 2007
Beginning balance	$94,040	$88,361	$75,296	$—
Additions	7,416	24,089	33,621	117,855
Less
Amount recognized	(6,030)	(18,410)	(20,556)	(42,559)
Accounting adjustment	(95,426)

Total deferred product manufacturing costs	$—	$94,040	$88,361	$75,296

The following schedule shows the expected recognition of deferred revenue and amortization of deferred product manufacturing costs (for transactions recorded through December 31, 2010) for the next five years and thereafter under the Teva Agreement:

Deferred
Revenue
(in $000s)	Recognition
2011	$1,151
2012	1,151
2013	1,151
2014	957
2015	—
Thereafter	—

Totals	$4,410

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
OTC Partner Alliance Agreements
The Company is currently party to two OTC Partner alliance agreements with two unrelated third-party pharmaceutical entities (“OTC Agreements”). The OTC Agreements cover the manufacture, distribution, and marketing of OTC pharmaceutical products. The two OTC Agreements, whose terms are approximately 9 years and 15 years, each commit the Company to manufacture, and the OTC Agreements’ marketing partners to distribute, a single specified generic pharmaceutical product. Both of the OTC Agreements obligate the Company to grant a license to the respective OTC Partner to market the product. Revenue under these OTC Agreements consists of payments upon contract signing, reimbursement of product manufacturing costs or other agreed upon amounts when the Company delivers the product, profit-share or royalty payments based upon the respective OTC Partner’s’ product sales, and, specified milestone payments tied to product development services.
As each of these OTC Agreements contain multiple deliverables the Company applied its accounting policy to determine whether the multiple deliverables within each of the OTC Partner alliance agreements should be accounted for as separate units of accounting or as a single unit of accounting. The Company determined no single deliverable represented a separate unit of accounting given there was not sufficient objective and reliable evidence of the fair value of any single deliverable. When the fair value of a deliverable cannot be determined, it is not possible for the Company to determine whether consideration given by an OTC Partner is in exchange for a given deliverable. The Company concluded the multiple deliverables under each of the OTC Partner alliance agreements represented a single unit of accounting for each agreement.
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
A summary description of each OTC Partner Alliance Agreement noted above is as follows:
In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer Inc. (formerly Wyeth) relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market under the Alavert® brand. The Company is responsible for developing and manufacturing the products, while Pfizer is responsible for product marketing and sale. The structure of the agreement includes payment upon achievement of milestones and royalties paid to the Company on Pfizer’s sales on a quarterly basis. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
In June 2002, the Company entered into a non-exclusive Licensing, Contract Manufacturing and Supply Agreement with Merck & Co., Inc. (formerly Schering-Plough Corporation) relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets for the OTC market under the Claritin-D 12-hour brand. The structure of the agreement included milestone payments by Merck and an agreed upon transfer price. Shipments under the agreement commenced at the end of January 2003, and Merck launched the product as its OTC Claritin-D 12-hour in March 2003. The Company’s product supply obligations under the agreement ended on December 31, 2008, after which Merck has manufactured the product. The agreement terminates two years after our product supply obligations concluded. During this two year period, Merck has paid the Company a royalty on sales of their manufactured product.
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

				Inception
(in $000’s)	For the Years Ended December 31,			Through
Deferred revenue	2010	2009	2008	Dec 31, 2007
Beginning balance	$16,162	$21,044	$20,591	$—

Additions:
Upfront fees and milestone payments	—	—	—	8,436
Cost sharing and other	—	—	—	1,642
Product related deferrals	4,108	1,960	16,399	65,467

Total additions	$4,108	$1,960	$16,399	$75,545

Less: amounts recognized:	(8,888)	(6,842)	(15,946)	(54,954)

Total deferred revenue	$11,382	$16,162	$21,044	$20,591

(in $000’s)				Inception
Deferred product	For the Years Ended December 31,			Through
manufacturing costs	2010	2009	2008	Dec 31, 2007
Beginning balance	$14,203	$18,361	$17,251	$—

Additions	$3,223	$1,929	$16,087	$59,854

Less: amount recognized	(7,191)	(6,087)	(14,977)	(42,603)

Total deferred product manufacturing costs	$10,235	$14,203	$18,361	$17,251

The following schedule shows the expected recognition of deferred revenue and amortization deferred product manufacturing costs (for transactions recorded through December 31, 2010 for the next five years and thereafter under the OTC Agreements:

		Deferred
	Deferred	Product
	Revenue	Manufacturing Costs
(in $000s)	Recognition	Amortization
2011	$2,268	$2,012
2012	1,450	1,313
2013	1,450	1,313
2014	1,450	1,313
2015	1,450	1,313
Thereafter	3,314	2,971

Total	$11,382	$10,235

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Agreements with Medicis Pharmaceutical Corporation
In November 2008, the Company and Medicis Pharmaceutical Corporation (“Medicis”), entered into a Joint Development Agreement and a License and Settlement Agreement (“License Agreement”).
Joint Development Agreement
The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate $12,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, and a $2,000,000 milestone payment received in December 2009. The Company has the potential to receive up to an additional $11,000,000 of contingent milestone payments upon achievement of certain contractually specified clinical and regulatory milestones, as well as the potential to receive royalty payments from sales, if any, by Medicis of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a gross profit share on sales, if any, of such products.
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

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
3. Accounting for Sales of the Company’s Four Generic Dermatology Products
Upon FDA approval of the Company’s ANDA for each of the four generic products covered by the Joint Development Agreement, the Company will have the right (but not the obligation) to begin manufacture and sale of its four generic dermatology products. The Company will sell its manufactured generic products to all Global Division customers in the ordinary course of business through its Global Product sales channel. The Company will account for the sale of the four generic products covered by the Joint Development Agreement as current period revenue according to the Company’s revenue recognition policy applicable to its Global Products. To the extent the Company sells any of the four generic dermatology products covered by the Joint Development Agreement, the Company will pay Medicis a gross profit share, with such profit share payments being accounted for as a current period cost of goods sold charge.
The following table shows the additions to and deductions from deferred revenue under the Joint Development Agreement with Medicis:

(in $000’s)	Years Ended December 31
Deferred revenue	2010	2009	2008
Beginning balance	$39,487	$39,167	$—

Additions:
Up-front fees and milestone payments	—	12,000	40,000
Product related deferrals	—	—	—

Total additions	—	12,000	40,000

Less: amount recognized	(13,539)	(11,680)	(833)

Total deferred revenue	$25,948	$39,487	$39,167

The following schedule shows the expected recognition of deferred revenue (for transactions recorded through December 31, 2010 for the next five years and thereafter under the Joint Development Agreement with Medicis:

Deferred
Revenue
(in $000s)	Recognition
2011	$13,538
2012	12,410
2013	—
2014	—
2015	—
Thereafter	—

Total	$25,948

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Supply & Distribution Agreement with DAVA Pharmaceuticals, Inc.
On March 30, 2007, the Company entered into an agreement settling a patent infringement suit brought by Purdue Pharma LP (“Purdue”) against the Company. Under this Purdue settlement agreement, the Company agreed to withdraw its generic version of OxyContin® from the market by January 2008, and Purdue granted the Company a license permitting it to manufacture and sell its product during specified periods between March 2007 and January 2008, and, additionally, authorized the Company to grant a sublicense to DAVA allowing DAVA to distribute the product during the same periods. While the Company continued to manufacture and sell the product during the authorized periods, the Purdue settlement agreement precludes the Company from re-entering the market after January 2008 until expiration of the last Purdue patents in 2013, or earlier under certain circumstances.
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
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the Supply and Distribution Agreement with DAVA during the period over which revenue was recognized beginning with the inception of the contract in November 2005 and ending in April 2008, when final cash payment was received for product shipped to DAVA, and for profit share earned, in January 2008.

				Inception
(in $000’s)	For the Years Ended December 31,			Through
Deferred revenue	2010	2009	2008	Dec 31, 2007
Beginning balance	$—	$—	$6,361	$—

Additions:
Upfront fees and milestone payments	—	—	—	10,000
Product related deferrals	—	—	34,470	117,977

Total additions	—	—	34,470	127,977

Less: amount recognized	—	—	(40,831)	(121,616)

Total deferred revenue	$—	$—	$—	$6,361

(in $000’s)				Inception
Deferred product	For the Years Ended December 31,			Through
manufacturing costs	2010	2009	2008	Dec 31, 2006
Beginning balance	$—	$—	$1,850	$—
Additions	—	—	307	28,737
Less: amount recognized	—	—	(2,157)	(26,887)

Total deferred product manufacturing costs	$—	$—	$—	$1,850

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
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
License, Development and Commercialization Agreement with Glaxo Group Limited
In December 2010, the Company entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”). Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 throughout the world, except in the U.S. and Taiwan, and certain follow on products at the option of GSK. GSK paid an $ 11,500,000 up-front payment in December 2010, and the Company is eligible to receive potential additional payments of up to $175.0 million upon the successful achievement of development and commercialization milestones. The up-front payment will be recognized as revenue on a straight-line basis over the Company’s estimated expected period of performance commencing in 2011. The Company will also receive royalty payments on any sales of IPX066 by GSK. The Company and GSK will generally each bear its own development costs associated with its activities under the License, Development and Commercialization Agreement, except that certain development costs, including with respect to follow on products, will be shared, as set forth in the agreement. The License, Development and Commercialization Agreement will continue until GSK no longer has any royalty payment obligations, or if the agreement is terminated earlier in accordance with its terms. The License, Development and Commercialization Agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the agreement.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Co-Promotion Agreement with Pfizer
In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Pfizer Co-Promotion Agreement”). Under the terms of the Pfizer Co-Promotion Agreement, effective April 1, 2010, the Company provides physician detailing sales call services for Pfizer’s Lyrica® product to neurologists. The Company receives a fixed fee, effective January 1, 2010, subject to annual cost adjustment, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. There is no opportunity for the Company to earn incentive fees under the terms of the Pfizer Co-Promotion Agreement. Pfizer is responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the physician detailing sales force fee revenue as the related services are performed and the performance obligations are met. The Company recognized $ 14,073,000, $6,940,000 and $0 in the years ended December 31, 2010, 2009 and 2008, respectively, under the Pfizer Co-Promotion Agreement, with such amounts presented in the captioned line item “Promotional Partner” revenue on the consolidated statement of operations.
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
Promotional Services Agreement with Shire
In January 2006, the Company entered into a three year Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Shire Co-Promotion Agreement”), under which the Company was engaged to perform physician detailing sales calls services in support of Shire’s Carbatrol® product, from July 1, 2006 to June 30, 2009. The Company recognized $0, $6,508,000, and $ 12,891,000 in sales force fee revenue for the years ended December 31, 2010, 2009 and 2008, respectively, under the Shire Co-Promotion Agreement, with such amounts presented in the captioned line item “Promotional Partner” under revenues on the consolidated statement of operations.

14. EMPLOYEE BENEFIT PLANS
401(k) Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to contribute up to 25% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. The Company matches 50% of the employee contributions up to a maximum of 3% of employee compensation. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the Board of Directors. Participants are 100% vested in discretionary profit-sharing and matching contributions made by the Company after three years of service, and are 25% and 50% vested after one and two years of service, respectively. There were approximately $1,162,000, $1,156,000 and $1,036,000 in matching contributions and no discretionary profit-sharing contributions made under this plan for the years ended December 31, 2010, 2009 and 2008, respectively.
Employee Stock Purchase Plan
In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”), with a 500,000 share reservation. The purpose of the ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. Under the ESPP plan, for the years ended December 31, 2010, 2009 and 2008, the Company sold shares of its common stock to its employees in the amount of 79,560, 72,752 and 2,700, respectively, for net proceeds of approximately $1,082,000, $560,000 and $24,000, respectively.
Deferred Compensation Plan
In February 2002, the Board of Directors of the Company approved the Executive Non-Qualified Deferred Compensation Plan (“ENQDCP”) effective August 15, 2002 covering executive level employees of the Company as designated by the Board of Directors. Participants can defer up to 75% of their base salary and quarterly sales bonus and up to 100% of their annual performance based bonus. The Company matches 50% of employee deferrals up to 10% of base salary and bonus compensation. The maximum total match by the company cannot exceed 5% of total base and bonus compensation. Participants are vested in the employer match contribution at 20% each year, with 100% vesting after five years of employment. Participants can earn a return on their deferred compensation based on hypothetical investments in investment funds. Changes in the market value of the participant deferrals and earnings thereon are reflected as an adjustment to the liability for deferred compensation with an offset to compensation expense. There were approximately $ 525,000, $529,000 and $557,000 in matching contributions under the ENQDCP for the years ended December 31, 2010, 2009 and 2008, respectively.
The deferred compensation liability is a non-current liability recorded at the value of the amount owed to the ENQDCP participants, with changes in the value of such amounts recognized as a compensation expense in the consolidated statement of operations. The calculation of the deferred compensation obligation is derived from observable market data by reference to hypothetical investments selected by the participants. The Company invests in corporate owned life insurance (“COLI”) policies, of which the cash surrender value is included in the caption line item “Other assets” on the consolidated balance sheet. As of December 31, 2010 and 2009, the Company had a cash surrender value asset of $ 12,264,000 and $8,034,000, respectively, and a deferred compensation liability of $ 12,978,000 and $8,932,000, respectively.

15. SHARE-BASED COMPENSATION
The Company recognizes the fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the Company’s Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) generally vest over a three or four year period and have a term of ten years.
Impax Laboratories, Inc. 1995 Stock Incentive Plan
Under the 1995 Stock Incentive Plan 0, 0 and 8,400 stock options were outstanding at December 31, 2010, 2009 and 2008, respectively.
Impax Laboratories, Inc. 1999 Equity Incentive Plan
In October 2000, the Company’s stockholders approved an increase in the aggregate number of shares of common stock to be issued pursuant to the Company’s 1999 Equity Incentive Plan from 2,400,000 to 5,000,000 shares. Under the 1999 Equity Incentive Plan, 664,947, 1,286,811, and 2,388,717 stock options were outstanding at December 31, 2010, 2009 and 2008, respectively.
Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan
Under the Company’s 2002 Plan, the aggregate number of shares of common stock for issuance pursuant to stock option grants and restricted stock awards was increased by the Company’s Board of Directors from 4,000,000 shares to 6,500,000 shares during 2007, from 6,500,000 to 7,900,000 shares during 2008, from 7,900,000 to 9,800,000 during 2009, and from 9,800,000 to 11,800,000 during 2010. The increases during 2009 and 2010 were approved by the Company’s stockholders. Under the 2002 Plan, stock options outstanding were 5,849,729, 6,943,007 and 5,883,123 at December 31, 2010, 2009 and 2008, respectively, and unvested restricted stock awards outstanding were 1,434,759, 1,152,923 and 399,716 at December 31, 2010, 2009 and 2008, respectively.
The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

		Weighted
		Average
		Exercise
	Number of Shares	Price
Stock Options	Under Option	per Share
Outstanding at December 31, 2007	9,047,761	$9.90
Options granted	539,850	$8.80
Options exercised	(956,824)	$4.18
Options forfeited	(350,547)	$9.07

Outstanding at December 31, 2008	8,280,240	$10.53
Options granted	2,489,141	$6.96
Options exercised	(1,175,897)	$3.69
Options forfeited	(1,363,666)	$13.86

Outstanding at December 31, 2009	8,229,818	$9.87

Options granted	405,600	$20.22
Options exercised	(1,900,549)	$8.62
Options forfeited	(220,193)	$11.03

Outstanding at December 31, 2010	6,514,676	$10.84

Vested and expected to vest at December 31, 2010	6,898,658	$10.79

Options exercisable at December 31, 2010	3,890,143	$11.73

15. SHARE-BASED COMPENSATION (continued)
As of December 31, 2010, stock options outstanding, vested and expected to vest, and exercisable had average remaining contractual lives of 5.43 years, 5.51 years, and 4.77 years, respectively. Also, as of December 31, 2010, stock options outstanding, vested and expected to vest, and exercisable each had aggregate intrinsic values of $61,872,000, $65,786,000, and $ 33,984,000, respectively.
The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan. A summary of the non-vested restricted stock awards is as follows:

	Non-Vested	Weighted
	Restricted	Average
	Stock	Grant Date
Restricted Stock Awards	Awards	Fair Value
Non-vested at December 31, 2007	270,341	$11.45
Granted	210,300	$8.81
Vested	(64,111)	$11.45
Forfeited	(16,814)	$11.15

Non-vested at December 31, 2008	399,716	$10.30

Granted	886,969	$6.99
Vested	(113,204)	$10.25
Forfeited	(20,558)	$7.87

Non-vested at December 31, 2009	1,152,923	$7.72

Granted	727,556	$18.87
Vested	368,825	$8.61
Forfeited	76,895	$10.17

Non-vested at December 31, 2010	1,434,759	$12.93

As of December 31, 2010, the Company had 2,674,061 shares available for issuance of either stock options or restricted stock awards, including 2,392,153 shares from the 2002 Plan, and 281,908 shares from the 1999 Plan.
As of December 31, 2010, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $27,313,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.26 years. The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $19,038,000, $3,407,000 and $3,468,000, respectively. The total fair value of restricted shares which vested during the years ended December 31, 2010, 2009 and 2008 was $3,175,000, $1,538,000 and $734,000, respectively.
The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2010	2009	2008
Volatility (range)	55.1%-56.4%	58.3%-64.2%	64.1%-67.7%
Volatility (weighted average)	55.9%	60.4%	66.8%
Risk-free interest rate (range)	1.5%-3.1%	2.1%-2.9%	1.6%-3.8%
Risk-free interest rate (weighted average)	2.3%	2.6%	3.0%
Dividend yield	0%	0%	0%
Expected life (years)	6.21	6.25	6.25
Weighted average grant date fair value	$11.08	$4.07	$5.58

15. SHARE-BASED COMPENSATION (continued)
The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein: expected volatility is based on historical volatility of the Company’s common stock, and of a peer group for the period of time the Company’s common stock was deregistered as described below, over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest from three to four years and have a term of ten years. With limited exceptions, the Company’s shares of common stock traded on the “Pink Sheets” beginning in August 2005 through May 2008. Subsequent to the Company’s May 2008 deregistration, and before its stock was re-listed in March 2009, the Company granted stock options and restricted stock awards. As there were no quoted market prices during the period when the Company’s shares of common stock was not publicly traded, the Company engaged a valuation firm to assist with its determination of the fair value of the shares of common stock at the stock option and restricted stock award grant dates. In this regard, the methods used to arrive at the fair value of the underlying stock price included a regression analysis, along with market multiples and discounted net cash flow analyses. The resulting fair value on each respective grant date was used to establish the stock option exercise price and the fair value of the restricted stock.
The amount of share-based compensation expense recognized by the Company is as follows:

	For the Years Ended December 31,
(in $000’s)	2010	2009	2008
Cost of revenues	$2,377	$1,600	$1,538
Research and development	3,466	2,677	2,273
Selling, general and administrative	4,871	3,114	2,006

Total	$10,714	$7,391	$5,817

The after tax impact of recognizing the share-based compensation expense related to FASB ASC Topic 718 on basic and diluted earnings per common share was $0.14, $0.11 and $0.06 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recognized a deferred tax benefit of $1,719,000, $899,000 and $782,000 in 2010, 2009 and 2008, respectively; related to share-based compensation expense recorded for non-qualified employee stock options and restricted stock awards. The Company did not recognize any tax benefit in 2007 related to share-based compensation expense because options issued by the Company in that year were designated incentive stock options and there were no disqualifying dispositions of options exercised.
The Company’s policy is to issue new shares to satisfy stock option exercises and to grant restricted share awards. There were no modifications to any stock options during the years ended December 31, 2010, 2009 or 2008.

16. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors of the Company, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Company’s Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the years ended December 31, 2010, 2009 and 2008, the Company did not issue any preferred stock.
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
A reconciliation of basic and diluted earnings per share is as follows:

	For the Years Ended December 31,
(in $000’s, except share and per share amounts)	2010	2009	2008
Numerator:
Net income	$250,418	$50,061	$15,987

Denominator:
Weighted average common shares outstanding	62,037,908	60,279,602	59,072,752
Effect of dilutive options and and common stock purchase warrants	3,527,224	800,582	1,709,969

Diluted weighted average common shares outstanding	65,565,132	61,080,184	60,782,721

Basic net income per share	$4.04	$0.83	$0.27

Diluted net income per share	$3.82	$0.82	$0.26

For the years ended December 31, 2010, 2009 and 2008, the Company excluded 1,024,466, 6,620,769 and 5,641,543, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.
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
The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel, for sales of generic prescription products, directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel, for generic pharmaceutical over-the-counter and prescription products sold to unrelated third-party customers, who in-turn sell the products to third-parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. The Company also generates revenue in its Global Division from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical company, and reports such revenue under the caption “Research Partner” revenue on the consolidated statement of operations.
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
The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in “Note 2. Summary of Significant Accounting Policies — Revenue Recognition.” The Company has no inter-segment revenue.

18. SEGMENT INFORMATION (continued)
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Year Ended December 31, 2010	Division	Division	and Other	Company
Revenues, net	$864,667	$14,842	$—	$879,509
Cost of revenues	328,163	12,083	—	340,246
Research and development	44,311	41,912	—	86,223
Patent Litigation	6,384	—	—	6,384
Income (loss) before income taxes	$469,858	$(42,663)	$(33,316)	$393,879

	Global	Impax	Corporate	Total
Year Ended December 31, 2009	Division	Division	and Other	Company
Revenues, net	$344,961	$13,448	$—	$358,409
Cost of revenues	158,270	12,043	—	170,313
Research and development	38,698	24,576	—	63,274
Patent Litigation	5,379	—	—	5,379
Income (loss) before income taxes	$131,723	$(26,640)	$(34,106)	$70,977

	Global	Impax	Corporate	Total
Year Ended December 31, 2008	Division	Division	and Other	Company
Revenues, net	$197,180	$12,891	$—	$210,071
Cost of revenues	80,724	11,245	—	91,969
Research and development	42,930	16,307	—	59,237
Patent Litigation	6,472	—	—	6,472
Income (loss) before income taxes	$55,609	$(17,332)	$(12,268)	$26,009
Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse and administrative functions, with approximately $38,805,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at December 31, 2010.

19. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases office, warehouse and laboratory facilities under non-cancelable operating leases expiring between May 2011 and December 2015. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $1,715,000, $1,893,000 and $1,664,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates between February 2011 and September 2015. Future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ended
(in $000s)	December 31,
2011	$1,469
2012	1,397
2013	1,377
2014	1,152
2015	471
Thereafter	—

Total minimum lease payments	$5,866

Purchase Order Commitments
As of December 31, 2010, the Company had approximately $18,570,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.
Taiwan Facility
The Company has entered into several contracts related to ongoing expansion activities at its Taiwan facility. As of December 31, 2010, the Company had remaining obligations under these contracts of approximately $ 2,060,000.

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
Further, under the Teva Agreement, the Company and Teva have agreed to share in fees and costs related to patent infringement litigation associated with the products covered by the Teva Agreement. For the six products with ANDAs already filed with the FDA at the time the Teva Agreement was signed, Teva is required to pay 50% of the fees and costs in excess of $ 7,000,000; for three of the products with ANDAs filed since the Teva Agreement was signed, Teva is required to pay 45% of the fees and costs; and for the remaining three products, Teva is required to pay 50% of the fees and costs. The Company is responsible for the remaining fees and costs relating to these products.
The Company is generally responsible for all of the patent litigation fees and costs associated with current and future products not covered by the Teva Agreement. The company has agreed to share legal expenses under the terms of certain of the alliance and collaboration agreements it has entered into. The Company records the costs of patent litigation as expense when incurred for products it has developed, as well as for products which are the subject of an alliance or collaboration agreement with a third-party.
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
Aventis Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. Fexofenadine/(Pseudoephedrine)
The Company is a defendant in an action brought in March 2002 by Aventis Pharmaceuticals Inc. and others in the U.S. District Court for the District of New Jersey alleging the Company’s proposed Fexofenadine and Pseudoephedrine Hydrochloride tablets, generic to Allegra-D®, infringe seven Aventis patents and seeking an injunction preventing the Company from marketing the products until expiration of the patents. The case has since been consolidated with similar actions brought by Aventis against five other manufacturers (including generics to both Allegra® and Allegra-D®). In March 2004, Aventis and AMR Technology, Inc. filed a complaint and first amended complaint against the Company and one of the other defendants alleging infringement of two additional patents, owned by AMR and licensed to Aventis, relating to a synthetic process for making the active pharmaceutical ingredient, Fexofenadine Hydrochloride and intermediates in the synthetic process. The Company believes it has defenses to the claims based on non-infringement and invalidity.
In June 2004, the court granted the Company’s motion for summary judgment of non-infringement with respect to two of the patents and, in May 2005, granted summary judgment of invalidity with respect to a third patent. The Company will have the opportunity to file additional summary judgment motions in the future and to assert both non-infringement and invalidity of the remaining patents (if necessary) at trial. No trial date has yet been set. In September 2005, Teva Pharmaceuticals, USA launched its Fexofenadine tablet products (generic to Allegra®), and Aventis and AMR moved for a preliminary injunction to bar Teva’s sales based on four of the patents in suit, which patents are common to the Allegra® and Allegra-D® litigations. The district court denied Aventis’s motion in January 2006, finding Aventis did not establish a likelihood of success on the merits, which decision was affirmed on appeal. Discovery is complete and summary judgment motions have been filed. Trial is scheduled to begin April 4, 2011.

20. LEGAL AND REGULATORY MATTERS (continued)
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

20. LEGAL AND REGULATORY MATTERS (continued)
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
Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)
In November 2008, Eli Lilly and Company filed suit against the Company in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of the Company’s ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. In February 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Eli Lilly against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in this case were stayed.
Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. Fact discovery closed on January 31, 2011 and no trial date has been set.
Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)
In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. This matter was settled and dismissed on October 11, 2010. Under the terms of the settlement, the Company obtained the right to launch its product one year prior to expiration of the Eurand patent, which is currently expected to expire in February 2025, or earlier under certain circumstances.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)
In March 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®. The Company has filed an answer and counterclaim. Fact discovery closes on February 28, 2011, and trial is scheduled for September 27, 2012.

20. LEGAL AND REGULATORY MATTERS (continued)
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate)
In April 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®. The Company has filed an answer and counterclaim. Fact discovery closes on February 28, 2011, and trial is scheduled for September 27, 2012.
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
Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam)
In January 2010, Daiichi Sankyo, Inc. and Genzyme Corporation (together, “Genzyme”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Colesevelam Hydrochloride Tablets, 625 mg, generic to Welchol®. The Company has filed an answer and counterclaim. Fact discovery closes July 29, 2011 and no trial date has been scheduled.
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)
In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against the Company in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. The Company has filed an answer. Fact discovery closes February 4, 2011 and no trial date has been scheduled.
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

20. LEGAL AND REGULATORY MATTERS (continued)
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate Powder)
In July 2010, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Powder, 2.4 g and 0.8 g packets, generic to Renvela® powder. The Company has filed an answer and counterclaim. Fact discovery closes on February 28, 2011 and trial is scheduled for September 27, 2012.
Schering Corp., et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)
In August 2010, Schering Corporation and MSP Singapore Company LLC (together, “Schering”) filed suit against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Ezetimibe/Simvastatin Tablets, 10/80 mg, generic to Vytorin ®. The Company has filed an answer and counterclaim. In December 2010, the parties agreed to be bound by the final judgment concerning validity and enforceability of the patents at issue in cases brought by Schering against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in this case were stayed.
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)
In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®.
Alza Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)
In November 2010, Alza Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “Alza”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. The Company has filed its answer.
Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam Powder)
In November 2010, Daiichi Sankyo, Inc. and Genzyme Corporation (together, “Daiichi”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Colesevelam Hydrochloride Powder, 1.875 gm/packet and 3.75 gm/packet, generic to Welchol® for Oral Suspension. The Company has filed an answer and counterclaim. Fact discovery closes July 29, 2011 and no trial date has been scheduled.
Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)
In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths. The Company has filed its answer and counterclaims.

20. LEGAL AND REGULATORY MATTERS (continued)
Other Litigation Related to Our Business
Axcan Scandipharm Inc. v. Ethex Corp, et al. (Lipram UL)
In May 2007, Axcan Scandipharm Inc., a manufacturer of the Ultrase® line of pancreatic enzyme products, brought suit against the Company in the U.S. District Court for the District of Minnesota, alleging the Company engaged in false advertising, unfair competition, and unfair trade practices under federal and Minnesota law in connection with the marketing and sale of the Company’s now-discontinued Lipram UL products. The suit seeks actual and consequential damages, including lost profits, treble damages, attorneys’ fees, injunctive relief and declaratory judgments to prohibit the substitution of Lipram UL for prescriptions of Ultrase®. The District Court granted in part and denied in part the Company’s motion to dismiss the complaint, as well as the motion of co-defendants Ethex Corp. and KV Pharmaceutical Co., holding any claim of false advertising pre-dating June 1, 2001, is barred by the statute of limitations. On January 5, 2010, the parties settled the case, and the case was subsequently dismissed with prejudice.
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
Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR)
On November 1, 2010, the Company filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill the Company’s orders for the generic Adderall XR product as required by the parties’ Settlement Agreement and License and Distribution Agreement, each signed in January 2006. In addition, the Company has filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by the Company. The case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. Discovery is proceeding, and no trial date has been scheduled.

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected (unaudited) financial information for the quarterly periods noted is as follows:

	2010 Quarters Ended:
(in $000’s except per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global Product sales, gross	$425,986	$224,318	$167,759	$147,699
Less:
Chargebacks	56,168	49,420	36,065	39,913
Rebates	29,425	16,739	21,630	17,666
Product Returns	7,400	4,596	8,344	(4,519)
Other credits	23,888	15,925	10,669	9,544

Global Product sales, net	309,105	137,638	91,051	85,095

Private Label Product sales	672	339	528	535
Rx Partner	4,903	5,802	202,799	3,773
OTC Partner	1,765	2,309	2,365	2,449
Research Partner	3,385	3,494	3,714	3,715
Promotional Partner	3,503	3,500	3,535	3,535
Other	—	—	—	—

Total revenues	323,333	153,082	303,992	99,102

Gross profit	243,757	84,190	160,871	50,445

Net income	$131,485	$31,348	$75,163	12,422

Net income per share (basic)	$2.16	$0.51	$1.20	$0.20

Net income per share (diluted)	$2.06	$0.48	$1.15	$0.19

Weighted Average:
common shares outstanding:
Basic	61,008,015	61,876,599	62,435,116	62,807,768

Diluted	63,865,678	65,538,805	65,470,341	66,210,101

Quarterly computations of (unaudited) net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.
The Company recorded a reduction to its reserve for product returns of $4.1 million in the fourth quarter of 2010 as a result of actual prescription data showing exclusivity period sales of its tamsulosin products had been fully prescribed to patients. Additionally, the Company recorded a reduction to its reserve for product returns of $3.7 million in the fourth quarter of 2010 related to all Global Products other than its tamsulosin and generic Adderall XR® products as a result of continued improvement in the Company’s historical experience of actual return credits processed.

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
The Company commenced sales of its authorized generic of Shire’s Adderall XR® product in the fourth quarter of 2009. See the Alliance and Collaboration Agreements footnote above for additional information.

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS
For the Year Ended December 31, 2008
(in $000’s)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Deferred tax asset valuation allowance	$—	$333	$—	$—	$333

Inventory reserve	3,148	1,257	—	—	4,405

Reserve for bad debts	550	568	—	(290)	828
For the Year Ended December 31, 2009
(in $000’s)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Deferred tax asset valuation allowance	$333	$(333)	$—	$—	$—

Inventory reserve	4,405	241	—	—	4,646

Reserve for bad debts	828	229	—	(685)	372
For the Year Ended December 31, 2010
(in $000’s)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Deferred tax asset valuation allowance	$—	$	$	$—	$—

Inventory reserve	4,646	648	—	—	5,294

Reserve for bad debts	372	277	—	(110)	539

S-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.
By:	/s/ Larry Hsu, Ph.D.
	Name:	Larry Hsu, Ph.D.
	Title:	President and Chief Executive Officer
Date: February 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Hsu, Ph.D Larry Hsu, Ph.D	President, Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2011

/s/ Arthur A. Koch, Jr. Arthur A. Koch, Jr.	Senior Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2011

/s/ Leslie Z. Benet, Ph.D. Leslie Z. Benet, Ph.D.	Director	February 25, 2011

/s/ Robert L. Burr Robert L. Burr	Chairman of the Board	February 25, 2011

/s/ Nigel Ten Fleming, Ph.D. Nigel Ten Fleming, Ph.D.	Director	February 25, 2011

/s/ Michael Markbreiter Michael Markbreiter	Director	February 25, 2011

/s/ Allen Chao, Ph.D. Allen Chao, Ph.D.	Director	February 25, 2011

/s/ Peter R. Terreri Peter R. Terreri	Director	February 25, 2011

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)
3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)
3.2	Amended and Restated Bylaws, effective June 29, 2009.(3)
4.1	Specimen of Common Stock Certificate.(4)
4.2	Form of Debenture (incorporated by reference to Exhibit A to the Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee, listed on Exhibit 4.3)
4.3	Indenture, dated as of June 27, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(4)
4.4	Supplemental Indenture, dated as of July 6, 2005, between the Company and HSBC Bank USA, National Association, as Trustee.(4)
4.5	Registration Rights Agreement, dated as of June 27, 2005, between the Company and the Initial Purchasers named therein.(4)
4.6	Promissory Note dated June 7, 2006, issued by the Company to Solvay Pharmaceuticals, Inc.(4)
4.7	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)
10.1.1	Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, between the Company and Wachovia Bank, National Association.(4)
10.1.2	First Amendment, dated October 14, 2008, to Amended and Restated Loan and Security Agreement, dated December 15, 2005, between the Company and Wachovia Bank, National Association.(5)
10.1.3	Second Amendment to Amended and Restated Loan and Security Agreement, effective as of December 31, 2008, by and among the Company and Wachovia Bank, National Association.(6)
10.1.4	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association.(7)
10.1.5	Fourth Amendment to Amended and Restated Loan and Security Agreement, effective as of March 12, 2010, by and among the Company and Wachovia Bank, National Association, a Wells Fargo Company.(8)
10.1.6	Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of June 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(9)
10.1.7	Sixth Amendment to Amended and Restated Loan and Security Agreement, effective as of September 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(10)
10.1.8	Seventh Amendment to Amended and Restated Loan and Security Agreement, effective as of January 31, 2011, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.
10.2	Purchase Agreement, dated June 26, 2005, between the Company and the Purchasers named therein.(4)
10.3.1	Impax Laboratories Inc. 1999 Equity Incentive Plan.*(6)
10.3.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(6)
10.4	Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)
10.5.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*(11)
10.5.2	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)

Exhibit No.	Description of Document
10.5.3	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)
10.6.1	Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(8)
10.6.2	Amendment to Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (8)
10.7.1	Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*(5)
10.7.2	Amendment No. 1, dated May 19, 2009, to Employment Agreement, dated December 14, 1999, by and between the Company and Larry Hsu, Ph.D.*(12)
10.7.3	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(13)
10.8	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(13)
10.9	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(13)
10.10	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(13)
10.11.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(6)
10.11.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(13)
10.11.3	Separation Agreement and General Release, dated October 19, 2010, by and between the Company and Christopher Mengler, R.Ph.*(14)
10.12	License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.**(15)
10.13	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(15)
10.14	License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.***
10.15	Supply Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.***
11.1	Statement re computation of per share earnings (incorporated by reference to Note 17 to the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K).
21.1	Subsidiaries of the registrant.

Exhibit No.	Description of Document
23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.

**	Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

***	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

(1)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2009.

(4)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on December 2, 2008.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(11)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2010.

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2010.

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

II-4