Form 10-Q
period 2011-03-31
IMPAX LABORATORIES INC
filed 2011-05-05
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(510) 240-6000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2011, there were 65,281,606 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
Impax Laboratories, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,731	$91,796
Short-term investments	209,225	256,605
Accounts receivable, net	94,280	82,054
Inventory, net	48,840	44,549
Deferred product manufacturing costs-alliance agreements	1,334	2,012
Deferred income taxes	39,333	39,271
Prepaid expenses and other current assets	3,763	4,407

Total current assets	537,506	520,694

Property, plant and equipment, net	109,173	106,280
Deferred product manufacturing costs-alliance agreements	8,022	8,223
Deferred income taxes, net	8,466	5,069
Other assets	26,934	25,478
Goodwill	27,574	27,574

Total assets	$717,675	$693,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,014	$18,812
Accrued expenses	69,347	72,788
Accrued income taxes payable	9,641	2,393
Accrued profit sharing and royalty expenses	17,127	14,147
Deferred revenue-alliance agreements	23,229	18,276

Total current liabilities	135,358	126,416

Deferred revenue-alliance agreements	32,769	44,195
Other liabilities	16,656	14,558

Total liabilities	$184,783	$185,169

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at March 31, 2011 and December 31, 2010	$—	$—
Common stock, $0.01 par value, 90,000,000 shares authorized and 65,323,182 and 64,721,041 shares issued at March 31, 2011 and December 31, 2010, respectively	653	647
Additional paid-in capital	266,745	255,440
Treasury stock — 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	2,385	2,811
Retained earnings	265,109	251,246

	532,735	507,987
Noncontrolling interest	157	162

Total stockholders’ equity	532,892	508,149

Total liabilities and stockholders’ equity	$717,675	$693,318

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues:
Global Product sales, net	$91,946	$309,105
Private Label Product sales	392	672
Rx Partner	4,120	4,903
OTC Partner	1,943	1,765
Research Partner	6,715	3,385
Promotional Partner	3,535	3,503

Total revenues	108,651	323,333

Cost of revenues	50,114	79,576

Gross profit	58,537	243,757

Operating expenses:
Research and development	19,490	18,309
Patent litigation	1,774	1,984
Selling, general and administrative	16,579	12,485

Total operating expenses	37,843	32,778

Income from operations	20,694	210,979

Other (expense) income, net	3	(18)
Interest income	321	82
Interest expense	(16)	(46)

Income before income taxes	21,002	210,997
Provision for income taxes	7,144	79,484

Net income before noncontrolling interest	13,858	131,513
Add back loss (gain) attributable to noncontrolling interest	5	(28)

Net income	$13,863	$131,485

Net Income per share:
Basic	$0.22	$2.16

Diluted	$0.21	$2.06

Weighted average common shares outstanding:
Basic	63,390,527	61,008,015

Diluted	67,044,266	63,865,678

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net income	$13,863	$131,485
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,457	2,946
Amortization of Credit Agreement deferred financing costs	5	25
Accretion of interest income on short-term investments	(245)	(64)
Deferred income taxes (benefit)	(1,106)	1,889
Provision for uncertain tax positions	40	12
Tax benefit related to the exercise of employee stock options	(2,353)	(738)
Deferred revenue-Alliance Agreements	910	5,495
Deferred product manufacturing costs-Alliance Agreements	(478)	(3,427)
Recognition of deferred revenue-Alliance Agreements	(7,384)	(10,053)
Amortization of deferred product manufacturing costs-Alliance Agreements	1,357	4,249
Accrued profit sharing and royalty expense	17,090	41,307
Payments of profit sharing and royalty expense	(14,139)	(53,695)
Payments of accrued litigation settlements	—	(5,865)
Share-based compensation expense	2,887	2,873
Bad debt expense	62	91
Changes in certain assets and liabilities:
Accounts receivable	(12,288)	(138,929)
Inventory	(4,291)	(2,885)
Prepaid expenses and other assets	(949)	(3,870)
Accounts payable, accrued expenses and income taxes payable	2,518	64,678
Other liabilities	2,055	2,088

Net cash provided by operating activities	$1,011	$37,612

Cash flows from investing activities:
Purchase of short-term investments	(87,783)	(23,055)
Maturities of short-term investments	135,408	35,103
Purchases of property, plant and equipment	(8,723)	(3,116)

Net cash provided by investing activities	$38,902	$8,932

Cash flows from financing activities:
Tax benefit related to the exercise of employee stock options	2,353	738
Proceeds from exercise of stock options and ESPP	6,669	4,695

Net cash provided by financing activities	$9,022	$5,433

Net increase in cash and cash equivalents	$48,935	$51,977
Cash and cash equivalents, beginning of period	$91,796	$31,770

Cash and cash equivalents, end of period	$140,731	$83,747

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
	March 31,	March 31,
(in $000s)	2011	2010
Cash paid for interest	$130	$46

Cash paid for income taxes	$974	$30,710

Accrued vendor invoices of approximately $1,040,000 and $4,898,000 at March 31, 2011 and 2010, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.
Depreciation expense was $3,289,000 and $2,946,000 for the three months ended March 31, 2011 and 2010, respectively.
The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY & BASIS OF PRESENTATION
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
The Company’s Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address central nervous system (“CNS”) disorders. The Impax Division is also engaged in the co-promotion of pharmaceutical products developed by other unrelated third-party pharmaceutical entities through a direct sales force focused on marketing to physicians, primarily in the CNS community.
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
The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading.
The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at March 31, 2011. All significant intercompany accounts and transactions have been eliminated.
The unaudited results of operations and cash flows for the interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for the full year ending December 31, 2011. The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) requires the use of estimates and assumptions, based on complex judgments considered reasonable, affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
The Company accounts for revenue arrangements with multiple deliverables in accordance with FASB ASC Topic 605-25, revenue recognition for arrangements with multiple elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if the delivered item meets both of the following criteria: the delivered item has value to the customer on a stand alone basis; and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Under FASB ASC Topic 605-25, if both of these criteria are not met, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognizable generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a proportional performance basis. Prior to the application of the updated guidance of FASB ASC Topic 605-25 for multiple element arrangements in 2010, (see the “Alliance and Collaboration Agreements” footnote below for a detailed discussion) delivered items within the Company’s arrangements were not considered a separate unit of accounting as the fair value of the undelivered elements could not be objectively or reliably determined.
The Company accounts for milestones related to research and development activities in accordance with the milestone method of revenue recognition of FASB ASC Topic 605-28, under which consideration contingent on the achievement of a substantive milestone is recognized in its entirety in the period when the milestone is achieved. A milestone is considered to be substantive when it meets all of the following criteria: the milestone is commensurate with either the performance required to achieve the milestone or the enhancement of the value of the delivered items resulting from the performance required to achieve the milestone; the milestone relates solely to past performance; and, the milestone is reasonable relative to all of the deliverables and payment terms within the agreement.

2. REVENUE RECOGNITION (continued)
Global Product sales, net:
The “Global Product sales, net” line item of the statement of operations, includes revenue recognized related to shipments of generic pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer — generally when product is received by the customer. Included in Global Product sales, net revenue are deductions from the gross selling price related to estimates for chargebacks, rebates, product returns, shelf-stock, and other pricing adjustments. The Company records an estimate for these deductions in the same period when the gross sales revenue is recognized. A summary of each of these deductions is as follows:
Chargebacks
The Company has agreements establishing contract prices for certain products with certain indirect customers, such as managed care organizations, hospitals and government agencies who purchase products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the price difference is referred to as a chargeback, which generally takes the form of a credit memo issued by the Company to reduce the invoiced gross selling price charged to the wholesaler. A provision for chargeback deductions is estimated and recorded at the time of product shipment. The primary factors considered when estimating the provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors aggregate actual chargebacks granted and compares them to the estimated provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.
Rebates
The Company maintains various rebate programs with its Global Division Global Products sales channel customers in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The rebates generally take the form of a credit memo to reduce the invoiced gross selling price charged to a customer for products shipped. A provision for rebate deductions is estimated and recorded at the time of product shipment. The primary factors the Company considers when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross Global Product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors aggregate actual rebates granted and compares them to the estimated provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.
Returns
The Company allows its customers to return product if approved by authorized Company personnel in writing or by telephone with the lot number and expiration date accompanying any request and if such products are returned either within six months prior to or until twelve months after, the products’ expiration date. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. The Company also considers other factors, including significant market changes which may impact future expected returns, and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages and /or any of the other aforementioned factors.

2. REVENUE RECOGNITION (continued)
Shelf-Stock Adjustments
Based upon competitive market conditions, the Company may reduce the selling price of particular products to particular customers for certain future product shipments. The Company may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of selling price credit memo is referred to as a shelf-stock adjustment, which is the difference between the original selling price and the revised selling price, multiplied by an estimate of the number of product units on hand at a given date. These selling price reductions are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The Company records an estimate for shelf-stock adjustments in the period it incurs the cost of the selling price reductions, which is generally the date on which the Company has agreed to grant an estimated credit memo to a particular customer for a certain product.
Medicaid
As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program. The Company determines its estimated Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and other jurisdictions and any new information regarding changes in the Medicaid program which may impact the Company’s estimate of Medicaid rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Company records estimates for Medicaid rebates as a deduction from gross sales revenue, with corresponding adjustment to the accrued Medicaid reserve liability.
Cash Discounts
The Company offers cash discounts to its customers, generally 2% of the gross selling price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. An estimate of cash discounts is recorded in the same period when gross sales revenue is recognized.

2. REVENUE RECOGNITION (continued)
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
Rx Partner and OTC Partner:
The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under alliance and collaboration agreements between the Company and unrelated third-parties, generally other pharmaceutical companies. The Company has entered into these alliance and collaboration agreements to develop marketing and /or distribution relationships with its partners to fully leverage its technology platform.
The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and /or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, development, commercialization, and /or distribution licenses, and research and development services, among others. In exchange for these deliverables, the Company receives payments from its alliance and collaboration agreement partners for product shipments and /or the provision of research and development services, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the alliance and collaboration agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments. Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective alliance agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the alliance and collaboration agreement partners may negotiate with their respective customers. The Company records the alliance agreement partner’s adjustments to such estimated amounts as incurred, which is generally in the period the alliance agreement partner reports the amounts to the Company.
The Company applied the updated guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (“Teva Agreement”) during the year ended December 31, 2010. All consideration received under the Teva Agreement is contingent, and therefore cannot be allocated to the deliverables. The Company looks to the underlying delivery of goods and /or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. Consideration received as a result of research and development-related activities performed under the Teva Agreement are initially deferred and recorded as a liability captioned “Deferred revenue-alliance agreements.” The Company recognizes the deferred revenue on a straight-line basis over the Company’s expected period of performance of such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer — generally when product is received by Teva. The Company recognizes profit share revenue in the period it is earned.

2. REVENUE RECOGNITION (continued)
OTC Partner revenue is related to the Company’s supply of over-the-counter pharmaceutical products and related research and development services under alliance agreements with Pfizer Inc. (formerly Wyeth) and previously with Merck & Co., Inc. (formerly Schering-Plough Corporation) (“OTC Partner alliance agreements”). The Company initially defers all revenue earned under its OTC Partner alliance agreements. The deferred revenue is recorded as a liability captioned “Deferred revenue — alliance agreements.” The Company also defers its direct product manufacturing costs to the extent such costs are reimbursable by the OTC Partners. These deferred product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs — alliance agreements.” The product manufacturing costs in excess of amounts reimbursable by the OTC Partners are recognized as cost of revenue in the period incurred. The Company recognizes revenue as OTC Partner revenue and amortizes deferred product manufacturing costs as cost of revenues — as the Company fulfills its contractual obligations. Revenue is recognized and associated costs are amortized over the respective alliance agreements’ term of the arrangement or the Company’s expected period of performance, using a modified proportional performance method, under which the amount recognized in the period of initial recognition is based upon the number of years elapsed under the respective alliance agreement relative to the estimated total length of the recognition period, resulting in an amount of revenue recognized in the year of initial recognition being determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance agreement and the denominator of which is the total estimated life of the alliance agreement. The amount recognized during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and /or the fair value received. The result of the Company’s modified proportional performance method is a greater portion of the revenue is recognized in the initial period with the remaining balance being recognized ratably over either the remaining life of the arrangement or the Company’s expected period of performance of each respective alliance agreement.
Research Partner:
The “Research Partner” line item of the statement of operations includes revenue recognized under development agreements with unrelated third-parties, generally other pharmaceutical companies. The development agreements generally obligate the Company to provide research and development services over multiple periods. In exchange for this service, the Company received upfront payments upon signing of each development agreement and is eligible to receive contingent milestone payments, based upon the achievement of contractually specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under one of these development agreements. Revenue received from the provision of research and development services, including the upfront payment and milestone payments received before January 1, 2011, are deferred and recognized on a straight line basis over the expected period of performance of the research and development services. Revenue received from the achievement of contingent research and development milestones, if any, after January 1, 2011, will be recognized in its entirety in the period when such payment is earned. Royalty fee income, if any, will be recognized by the Company in the period when the revenue is earned.
Promotional Partner:
The “Promotional Partner” line item of the statement of operations includes revenue recognized under a promotional services agreement with an unrelated third-party pharmaceutical company. The promotional services agreement obligates the Company to provide physician detailing sales calls services to promote its promotional partner’s branded drug products over multiple periods. In exchange for this service, the Company receives fixed fees generally based on either the number of sales force representatives utilized in providing the services, or the number of sales calls made (up to contractual maximum amounts). The Company recognizes revenue from providing physician detailing sales calls services as the services are provided and as performance obligations are met and contingent payments, if any, in the period when they are earned.
Shipping and Handling Fees and Costs
Shipping and handling fees related to sales transactions are recorded as selling expense.

3. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition-Milestone Method of Revenue Recognition (Topic 605), which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. The Company recognized $3.0 million of revenue for a research and development milestone achieved during the three months ended March 31, 2011 pursuant to the terms of the Joint Development Agreement with Medicis Pharmaceutical Corporation.
In December 2010, the FASB issued Accounting Standards Update No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (Subtopic 720-50), which provides guidance on the annual fee paid by pharmaceutical manufacturers to the U.S. Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee ranges from $2.5 billion to $4.1 billion in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The liability related to the annual fee imposed by the Acts shall be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The guidance in Subtopic 720-50 becomes effective for calendar years beginning after December 31, 2010. Upon becoming effective this update did not have a material impact on the Company’s consolidated financial statements.

4. INVESTMENTS
Investments consist of commercial paper, corporate bonds, medium-term notes, government sponsored enterprise obligations and certificates of deposit. The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities are accounted for as held-to-maturity and are recorded at amortized cost, which approximates fair value, generally based upon observable market values of similar securities. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon maturity, the Company uses a specific identification method.
A summary of short-term investments as of March 31, 2011 and December 31, 2010 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2011	Cost	Gains	Losses	Value
Commercial paper	$96,253	$26	$(1)	$96,278
Government sponsored enterprise obligations	55,190	24	—	55,214
Corporate bonds	39,596	4	(15)	39,585
Certificates of deposit	18,186	13	(2)	18,197

Total short-term investments	$209,225	$67	$(18)	$209,274

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Commercial paper	$168,260	$36	$(7)	$168,289
Government sponsored enterprise obligations	56,866	40	(1)	56,905
Corporate bonds	18,316	15	(13)	18,318
Certificates of deposit	13,163	13	—	13,176

Total short-term investments	$256,605	$104	$(21)	$256,688

5. ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows:

	March 31,	December 31,
(in $000’s)	2011	2010
Gross accounts receivable	$125,945	$123,941
Less: Chargeback reserve	(9,743)	(14,918)
Less: Rebate reserve	(16,174)	(20,892)
Less: Other deductions	(5,748)	(6,077)

Accounts receivable, net	$94,280	$82,054

A roll forward of the chargeback and rebate reserves activity for the three months ended March 31, 2011 and the year ended December 31, 2010 is as follows:

(in $000’s)	March 31,	December 31,
Chargeback reserve	2011	2010
Beginning balance	$14,918	$21,448
Provision recorded during the period	35,216	181,566
Credits issued during the period	(40,391)	(188,096)

Ending balance	$9,743	$14,918

(in $000’s)	March 31,	December 31
Rebate reserve	2011	2010
Beginning balance	$20,892	$37,781
Provision recorded during the period	12,709	91,064
Credits issued during the period	(17,427)	(107,953)

Ending balance	$16,174	$20,892

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain customer accounts. The Company recorded an allowance for uncollectible amounts of $599,000 and $539,000 at March 31, 2011 and December 31, 2010, respectively.

6. INVENTORY
Inventory, net at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
(in $000’s)	2011	2010
Raw materials	$27,609	$27,871
Work in process	3,174	2,575
Finished goods	23,482	20,545

Total inventory, net	$54,265	$50,991
Less: Non-current inventory, net	(5,425)	(6,442)

Total inventory-current, net	$48,840	$44,549

The inventory carrying value reserves included in the inventory, net presented above amounted to $8,225,000 and $5,344,000 at March 31, 2011 and December 31, 2010, respectively.
To the extent inventory is not scheduled to be utilized in the manufacturing process and /or sold within twelve months of the balance sheet date, it is classified as non-current inventory and is included as a component of other assets in the consolidated balance sheets. Amounts classified as non-current inventory consist of raw materials, net of carrying value reserves. Raw materials generally have a shelf life of approximately three to five years, while finished goods generally have a shelf life of approximately two years.
When the Company concludes United States Food and Drug Administration (“FDA”) approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and /or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity, FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor. The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory, less reserves, was approximately $2,004,000 and $2,117,000 at March 31, 2011 and December 31, 2010, respectively. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and /or specifications than used for unapproved inventory, and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company’s pre-launch product inventory is lower than the respective estimated net selling prices.

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
(in $000’s)	2011	2010
Land	$3,670	$2,270
Buildings and improvements	83,913	82,836
Equipment	70,610	70,785
Office furniture and equipment	9,188	9,077
Construction-in-progress	7,083	3,958

Property, plant and equipment, gross	$174,463	$168,926

Less: Accumulated depreciation	(65,290)	(62,646)

Property, plant and equipment, net	$109,173	$106,280

8. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES
The following table sets forth the Company’s accrued expenses:

	March 31,	December 31
(in $000’s)	2011	2010
Payroll-related expenses	$11,179	$16,796
Product returns	30,275	33,755
Medicaid rebates	10,812	12,475
Physician detailing sales force fees	1,625	2,308
Legal and professional fees	6,033	3,143
Shelf stock adjustments	1,328	281
Other	8,095	4,030

Total accrued expenses	$69,347	$72,788

Product Returns
The Company maintains a product return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, the Rx Partner, and the OTC Partners alliance agreements are generally not subject to returns. A roll forward of the product return reserve for the three months ended March 31, 2011 and the year ended December 31, 2010, is as follows:

	March 31,	December 31,
Product Return Reserve	2011	2010
(in $000’s)
Beginning balance	$33,755	$22,114
Provision related to sales recorded in the period	2,706	15,821
Credits issued during the period	(6,186)	(4,180)

Ending balance	$30,275	$33,755

Taiwan Facility Construction
The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of March 31, 2011, the Company had remaining obligations under these contracts of approximately $1,023,000.
Purchase Order Commitments
As of March 31, 2011, the Company had approximately $22,558,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

9. INCOME TAXES
The Company calculates its interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, the Company makes an estimate of the annual expected effective tax rate and applies the estimated effective rate to its year-to-date taxable income or loss. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which such change occurs.
The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent and temporary differences, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share-based compensation, the domestic manufacturing deduction, and state research and development credits, among others.
During the three months ended March 31, 2011, the Company recorded an aggregate tax provision of $7,144,000 for United States domestic income taxes and for foreign income taxes. In the three months ended March 31, 2010, the Company recorded an aggregate tax provision of $79,484,000 for United States domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower income before taxes in the three months ended March 31, 2011 as compared to the same period in the prior year. The tax provision for the three months ended March 31, 2011 includes the effect of the federal research and development tax credit, enacted on December 17, 2010 for a two-year period, retroactive to January 1, 2010. Conversely, the tax provision for the three months ended March 31, 2010 does not include the effect of the federal research and development tax credit which had expired on December 31, 2009.

10. REVOLVING LINE OF CREDIT
On February 11, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (Wells Fargo Bank), as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provides the Company with a revolving line of credit in the aggregate principal amount of up to $50,000,000 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $10,000,000 is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis. Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes. The Company has not yet borrowed any amounts under the Revolving Credit Facility.
The Company’s borrowings under the Credit Agreement are secured by substantially all of the personal property assets of the Company pursuant to a Security Agreement (the “Security Agreement”) entered into by the Company and the Administrative Agent. As further security, the Company also pledged to the Administrative Agent, 65% of the Company’s equity interest in its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. and must similarly pledge all or a portion of its equity interest in future subsidiaries. Under the Credit Agreement, among other things:
•	The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur four years following the February 11, 2011 closing date.
•	Borrowings under the Revolving Credit Facility will bear interest, at the Company’s option, at either an Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 0.5% to 1.5%, or a LIBOR Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 1.5% to 2.5%. The Company is also required to pay an unused commitment fee ranging from 0.25% to 0.45% per annum based on the daily average undrawn portion of the Revolving Credit Facility. The applicable margin described above and the unused commitment fee in effect at any given time will be determined based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement), which is based upon the Company’s consolidated total debt, net of unrestricted cash in excess of $100 million, compared to Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding four quarters.
•	The Company may prepay any outstanding loan under the Revolving Credit Facility without premium or penalty.
•	The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’ ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of March 31, 2011, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.
•	The Credit Agreement contains customary events of default (subject to customary grace periods, cure rights and materiality thresholds), including, among others, failure to pay principal, interest or fees, violation of covenants, material inaccuracy of representations and warranties, cross-default and cross-acceleration of material indebtedness and other obligations, certain bankruptcy and insolvency events, certain judgments, certain events related to the Employee Retirement Income Security Act of 1974, as amended, and a change of control.

10. REVOLVING LINE OF CREDIT (continued)
•	Following an event of default under the Credit Agreement, the Administrative Agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and seek other remedies that may be taken by secured creditors.
Effective with the February 11, 2011 execution of the Credit Agreement discussed above, the Company’s former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between the Company and the Administrative Agent (as successor by merger to Wachovia Bank, National Association), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the three months ended March 31, 2011 and 2010, unused line fees incurred under each of the aforementioned respective credit agreements were $50,000 and $44,000, respectively.

11. ALLIANCE AND COLLABORATION AGREEMENTS
License and Distribution Agreement with Shire
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company accrued a profit share payable to Shire of $16,977,000 and $41,228,000 on sales of the AG Product during the three months ended March 31, 2011 and 2010, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Strategic Alliance Agreement with Teva
The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	Three Months
	Ended	Inception
(in $000’s)	March 31,	Through
Deferred revenue	2011	Dec 31, 2010
Beginning balance	$4,410	$—
Additions:
Product-related and cost sharing	—	427,365
Exclusivity charges	—	(50,600)
All other	—	12,527

Total additions	$—	$389,292

Less:
Amount recognized	(288)	(188,442)
Accounting adjustment	—	(196,440)

Total deferred revenue	$4,122	$4,410

	Three Months
(in $000’s)	Ended	Inception
Deferred product	March 31,	Through
manufacturing costs	2011	Dec 31, 2010
Beginning balance	$—	$—
Additions	—	182,981

Less:
Amount recognized	—	(87,555)
Accounting adjustment	—	(95,426)

Total deferred product manufacturing costs	$—	$—

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
OTC Partners Alliance Agreements
The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	Three Months
	Ended	Inception
(in $000’s)	March 31,	Through
Deferred revenue	2011	Dec 31, 2010
Beginning balance	$11,382	$—
Additions:
Upfront fees and milestone payments	—	8,436
Cost-sharing and other	—	1,642
Product-related deferrals	910	87,934

Total additions	$910	$98,012

Less: amount recognized	(1,943)	(86,630)

Total deferred revenue	$10,349	$11,382

	Three Months
(in $000’s)	Ended	Inception
Deferred product	March 31,	Through
manufacturing costs	2011	Dec 31, 2010
Beginning balance	$10,235	$—
Additions	478	81,093
Less: amount recognized	(1,357)	(70,858)

Total deferred product manufacturing costs	$9,356	$10,235

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Joint Development Agreement with Medicis Pharmaceutical Corporation
The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, a $2,000,000 milestone payment received in December 2009, and a $3,000,000 milestone payment received in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent milestone payments upon achievement of certain contractually specified clinical and regulatory milestones, as well as the potential to receive royalty payments from sales, if any, by Medicis of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a gross profit share on sales, if any, of such products.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
License, Development and Commercialization Agreement & Supply Agreement with Glaxo Group Limited
In December 2010, the Company entered into a License, Development and Commercialization Agreement (“License Agreement”) and a related Supply Agreement with Glaxo Group Limited (“GSK”). The License Agreement and the Supply Agreement are accounted for as a single contractual arrangement under FASB ASC 605-25. Under the terms of the License Agreement, the Company granted GSK exclusive development and commercial licenses to the Company’s lead-branded-product candidate known as IPX066, and certain follow-on products at the option of GSK, for all worldwide jurisdictions, except those in the United States of America and Taiwan, R.O.C. Under the Supply Agreement, the Company is required to manufacture IPX066 for GSK’s use in its development and commercial activities, for which GSK will pay a transfer price computed under the terms of the Supply Agreement. Under the License Agreement, the Company received an initial $11,500,000 up-front payment in December 2010 (“the License Agreement up-front payment”). The Company has the potential to receive up to $175,000,000 of additional contingent payments upon the achievement of certain specified development, clinical, regulatory, and /or commercialization milestones. The consideration, including the License Agreement up-front payment, during the development period will be deferred and recognized on a straight-line basis over the Company’s expected period of performance during the development period, which is currently estimated to be the 24 month period ending December 31, 2012. The research and development milestone payments, if any, will be accounted for according to FASB ASC 605-28, Milestone Method, wherein they will be recognized as revenue in the period earned, provided the criteria of ASC 605-28 are met at the time of such respective milestone payments. The Company may also receive royalty payments on any sales of IPX066 by GSK, which will be recognized as revenue in the period earned. Upon exercise of its option for the follow-on product, GSK is required to pay a fee to the Company, of which the Company will defer such payment and recognize revenue over the expected period of performance of the follow-on product development period. The Company and GSK are each generally responsible for costs incurred to complete their respective development activities, except in limited circumstances as specified in the License Agreement. The License Agreement and Supply Agreement will continue until GSK no longer has any royalty payment obligations to the Company, or if the License Agreement and Supply Agreement are terminated earlier in accordance with their contractual terms. The License Agreement and Supply Agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the respective agreements.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.
In June 2010, the Company and Endo Pharmaceuticals, Inc. (“Endo”) entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead-branded-product candidate (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $10,000,000 up-front payment. The Company has the potential to receive up to an additional $30,000,000 of contingent payments upon achievement of certain specified clinical and regulatory milestones. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists. The $10,000,000 up-front payment is being recognized as revenue on a straight-line basis over a period of 91 months, which is the Company’s estimated expected period of performance of the Endo Agreement Product research and development activities, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company’s NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue-alliance agreement.” Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for the sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)
Co-Promotion Agreement with Pfizer
In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Pfizer Co-Promotion Agreement”). Under the terms of the Pfizer Co-Promotion Agreement, effective April 1, 2010, the Company provides physician detailing sales call services for Pfizer’s Lyrica® product to neurologists. Effective January 1, 2010, the Company receives a fixed fee, subject to annual cost adjustment, for providing such physician detailing sales call services within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. There is no opportunity for the Company to earn incentive fees under the terms of the Pfizer Co-Promotion Agreement. Pfizer is responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the physician detailing sales force fee revenue as the related services are performed and the performance obligations are met. The Company recognized $3,535,000 and $3,503,000 in the three months ended March 31, 2011 and 2010, respectively, under the Pfizer Co-Promotion Agreement, with such amounts presented in the line item “Promotional Partner” revenue on the consolidated statement of operations.

12. SHARE-BASED COMPENSATION
The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years.
Total share-based compensation expense recognized in the consolidated statement of operations was as follows:

	Three Months Ended:
	March 31,	March 31,
(in $000’s)	2011	2010

Manufacturing expenses	$515	$898
Research and development	953	898
Selling, general & administrative	1,419	1,077

Total	$2,887	$2,873

The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share
Outstanding at December 31, 2010	6,514,676	$10.84

Options granted	—	$—
Options exercised	(738,660)	$11.19
Options forfeited	(74,413)	$9.45

Outstanding at March 31, 2011	5,701,603	$10.82

Vested and expected to vest at March 31, 2011	6,307,281	$10.70

Options exercisable at March 31, 2011	3,358,091	$11.55

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
A summary of the Company’s non-vested restricted stock awards is presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value
Non-vested at December 31, 2010	1,434,759	$12.93
Granted	18,850	$20.60
Vested	(64,645)	$6.23
Forfeited	(55,231)	$14.30

Non-vested at March 31, 2011	1,333,733	$13.39

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

12. SHARE-BASED COMPENSATION (continued)
As of March 31, 2011, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $24,637,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.11 years. The intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $8,942,000 and $3,730,000, respectively. The total fair value of restricted stock awards which vested during the three months ended March 31, 2011 and 2010 was $403,000 and $910,000, respectively. As of March 31, 2011, the Company had 2,810,345 shares of common stock available for issuance of stock options, restricted stock awards or stock appreciation rights.

13. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the three months ended March 31, 2011 and 2010, the Company did not issue any preferred stock.
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

14. EARNINGS PER SHARE
The company’s earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of shares of common stock outstanding for the period, along with diluted earnings per share, computed by dividing net income by the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended:
	March 31,	March 31,
(in $000’s except per share amounts)	2011	2010

Numerator:
Net income	$13,863	$131,485

Denominator:
Weighted average common shares outstanding	63,390,527	61,008,015

Effect of dilutive options and common stock purchase warrants	3,653,739	2,857,663

Diluted weighted average common shares outstanding	67,044,266	63,865,678

Basic net income per share	$0.22	$2.16

Diluted net income per share	$0.21	$2.06

For the three months ended March 31, 2011 and 2010, the Company excluded 687,482 and 1,034,741, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.
15. COMPREHENSIVE INCOME

	Three Months Ended:
	March 31,	March 31,
(in $000’s)	2011	2010

Net income	$13,863	$131,485
Currency translation adjustments	(426)	347

Comprehensive income	13,437	131,832

Comprehensive income attributable to the noncontrolling interest	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$13,437	$131,832

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
The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in product co-promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities. Additionally, the Company generates revenue in its Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Research Partner” on the consolidated statement of operations; and the Company generates revenue in its Impax Division under a License, Development and Commercialization Agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Rx Partner” on the consolidated statement of operations.
The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of “Revenue Recognition” and in the “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2010. The Company has no inter-segment revenue.

16. SEGMENT INFORMATION (continued)
The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended March 31, 2011	Division	Division	and Other	Company
Revenue, net	$103,348	$5,303	$—	$108,651
Cost of revenue	47,174	2,940	—	50,114
Research and development	9,776	9,714	—	19,490
Patent Litigation	1,774	—	—	1,774
Income (loss) before provision for income taxes	$41,693	$(8,458)	$(12,233)	$21,002

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended March 31, 2010	Division	Division	and Other	Company
Revenue, net	$319,830	$3,503	$—	$323,333
Cost of revenue	76,432	3,144	—	79,576
Research and development	9,435	8,874	—	18,309
Patent Litigation	1,984	—	—	1,984
Income (loss) before provision for income taxes	$228,645	$(9,324)	$(8,324)	$210,997
Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $39,250,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company’s consolidated balance sheet at March 31, 2011.

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
Under federal law, when a drug developer files an Abbreviated New Drug Application (“ANDA”) for a generic drug, seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 day period, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic, or 30 months from the date the notice was received, whichever is sooner. Lawsuits have been filed against the Company in connection the Company’s Paragraph IV certifications.
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
In June 2004, the court granted the Company’s motion for summary judgment of non-infringement with respect to two of the patents and, in May 2005, granted summary judgment of invalidity with respect to a third patent. The Company will have the opportunity to file additional summary judgment motions in the future and to assert both non-infringement and invalidity of the remaining patents (if necessary) at trial. No trial date has yet been set. In September 2005, Teva Pharmaceuticals, USA launched its Fexofenadine tablet products (generic to Allegra®), and Aventis and AMR moved for a preliminary injunction to bar Teva’s sales based on four of the patents in suit, which patents are common to the Allegra® and Allegra-D® litigations. The district court denied Aventis’s motion in January 2006, finding Aventis did not establish a likelihood of success on the merits, which decision was affirmed on appeal. Discovery is complete and summary judgment motions have been filed. On March 29, 2011, the district court entered an Order of Dismissal based upon the parties agreement on settlement terms, with the parties having the right to reopen the case in the event a settlement is not consummated within 60 days.
Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)
In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents (“2008 Action”). The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600, expiring on September 25, 2012 with pediatric exclusivity, the Company agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the ‘600 patent not invalid on January 20, 2010, and that decision is on appeal to the U.S. Court of Appeals for the Federal Circuit. Discovery is proceeding in the Company’s case, and no trial date has been set.
In December 2010, the Company filed a separate declaratory judgment action against Pfizer in the U.S. District Court for the District of New Jersey, requesting the district court to declare one of the patents-in-suit, U.S. Patent No. 6,911,217, listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations (commonly referred to as the “Orange Book”) for Detrol LA® is invalid. Pfizer filed a motion to dismiss the declaratory action for lack of subject matter jurisdiction or, alternatively, because the Company’s sole claim should have been brought as a compulsory counterclaim in the 2008 action. The parties are awaiting a decision on Pfizer’s motion.

17. LEGAL AND REGULATORY MATTERS (continued)
Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)
In November 2008, Eli Lilly and Company filed suit against the Company in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of the Company’s ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. In February 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Eli Lilly against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in this case were stayed. In March 2011, a stipulated final judgment of patent infringement and validity was entered against Wockhardt Limited. On April 27, 2011, a stipulated order was entered, enjoining Impax from selling or offering to sell its ANDA product before the expiration of U.S. Patent No. 5,023,269 (“the ‘269 patent”) and requiring Impax to convert its Paragraph IV Certification to a Paragraph III Certification with respect to the ‘269 patent.
Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)
In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. Markman briefing is completed, and discovery is proceeding. No trial date has been set.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)
In March 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®. The Company has filed an answer and counterclaim. Discovery is proceeding, and trial is scheduled for September 27, 2012.
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate)
In April 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®. The Company has filed an answer and counterclaim. Discovery is proceeding, and trial is scheduled for September 27, 2012.

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
Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. Abbott Laboratories and Laboratoires Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)
In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. The Company has filed an answer and counterclaim. In September 2010, the district court vacated the schedule and ordered a stay in the two matters related to the Company.
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
Genzyme Corp. v. Impax Laboratories, Inc. (Sevelamer Carbonate Powder)
In July 2010, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Powder, 2.4 g and 0.8 g packets, generic to Renvela® powder. The Company has filed an answer and counterclaim. Discovery is proceeding, and trial is scheduled for September 27, 2012.
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

17. LEGAL AND REGULATORY MATTERS (continued)
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)
In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. The Company has filed an answer and counterclaim.
Alza Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)
In November 2010, Alza Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “Alza”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. The Company has filed its answer. In March 2011, the case was stayed until the earlier of six months from the stay date, or, the date the district court issues an opinion on the motion for summary judgment of patent invalidity filed in Alza Corp. v. Kremers Urban, LLC, Case No. 10-00023 (D. Del.).
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
Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc, (Dexlansoprazole)
In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®.
Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)
In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH (collectively “Purdue”) filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to Oxycodone Hydrochloride, Controlled Release tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin®.

Other Litigation Related to the Company’s Business
Budeprion XL Litigation
In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. The Company filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs have filed a motion for class certification and the Company has filed an opposition to that motion. The class certification hearing is set for May 17, 2011, and expert discovery closes on May 27, 2011. No trial date has been scheduled.
Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR®)
On November 1, 2010, the Company filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill the Company’s orders for the generic Adderall XR® product as required by the parties’ Settlement Agreement and License and Distribution Agreement, each signed in January 2006. In addition, the Company has filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by the Company. The case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. Discovery is proceeding and no trial date has been scheduled.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected (unaudited) financial information for the quarterly period noted is as follows:

Quarter Ended:
(in $000’s except per share amounts)	March 31, 2011
Revenue:
Global Product sales, gross	$151,440
Less:
Chargebacks	35,216
Rebates	12,709
Product Returns	2,706
Other credits	8,863

Global Product sales, net	91,946

Private Label Product sales	392
Rx Partner	4,120
OTC Partner	1,943
Research Partner	6,715
Promotional Partner	3,535

Total revenues	108,651

Gross profit	58,537

Net income	$13,863

Net income per share (basic)	$0.22

Net income per share (diluted)	$0.21

Weighted Average:
common shares outstanding:
Basic	63,390,527

Diluted	67,044,266

Quarterly computations of (unaudited) net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)
Selected (unaudited) financial information for the quarterly period noted is as follows:

Quarter Ended:
(in $000’s except per share amounts)	March 31, 2010
Revenue:
Global Product sales, gross	$425,986
Less:
Chargebacks	56,168
Rebates	29,425
Product Returns	7,400
Other credits	23,888

Global Product sales, net	309,105

Private Label Product sales	672
Rx Partner	4,903
OTC Partner	1,765
Research Partner	3,385
Promotional Partner	3,503

Total revenues	323,333

Gross profit	243,757

Net income	$131,485

Net income per share (basic)	$2.16

Net income per share (diluted)	$2.06

Weighted Average:
common shares outstanding:
Basic	61,008,015

Diluted	63,865,678

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
Statements included in this Quarterly Report on Form 10-Q not related to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position and results of operations, our ability to maintain an effective system of internal control over financial reporting, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products, reductions or loss of business with any significant customer or a reduction in sales of any significant product, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on alliance and collaboration agreements, the availability of raw materials, our ability to comply with legal and regulatory requirements, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims and other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Overview
We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of May 2, 2011, we marketed 101 generic pharmaceuticals, which represent dosage variations of 29 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of 4 different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. We have 39 applications pending at the FDA, including 2 tentatively approved by the FDA, and 77 other products in various stages of development for which applications have not yet been filed.
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
Pursuant to a license and distribution agreement, we are dependent on an unrelated third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell. We experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement during the three months ended March 31, 2011 and the fiscal year ended December 31, 2010. In November 2010, we filed suit against the third party supplier of our authorized generic of Adderall XR® for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement. In addition, we have filed a motion for a preliminary injunction and a temporary restraining order seeking to require the third party supplier to fill product orders placed by us. If we suffer supply disruptions related to our authorized generic Adderall XR® product in the future, our revenues and relationships with our customers may be materially adversely affected. Further, we may enter into similar license and distribution agreements in the future. Any delay or interruption in the supply of product under such agreements could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with customers.
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

Critical Accounting Estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (SEC) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized manufacturing costs under the Company’s several alliance and collaboration agreements. Actual results may differ from estimated results.
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
Global Product sales, net. We recognize revenue from direct sales in accordance with SEC Staff Accounting Bulletin No. 104, Topic 13 “Revenue Recognition” (“SAB 104”). Revenue from direct product sales is recognized at the time title and risk of loss pass to customers. Accrued provisions for estimated chargebacks, rebates, product returns, and other pricing adjustments are provided for in the period the related sales are recorded.
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

Chargebacks. We have agreements establishing contract prices for certain products with certain indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. An accrued provision for chargeback deductions is estimated and recorded at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the three major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the three months ended March 31, 2011 and the year ended December 31, 2010:

	March 31,	December 31
	2011	2010
	($in 000s)
Chargeback reserve
Beginning balance	$14,918	$21,448
Provision recorded during the period	35,216	181,566
Credits issued during the period	(40,391)	(188,096)

Ending balance	$9,743	$14,918

Provision as a percent of gross Global Product sales	23%	19%

The increase in the accrued provision for estimated chargebacks as a percent of gross Global Product sales, resulted principally from lower sales and higher average chargebacks related to our tamsulosin product, resulting in higher overall aggregate average chargebacks as a percentage of gross Global Product sales in the three months ended March 31, 2011. In this regard, our tamsulosin product generally resulted in higher aggregate gross Global Product sales and generally carried a lower average chargeback credit amount in the prior year period during a contractual market exclusivity period upon the products initial market launch. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. However, sales of our tamsulosin product have decreased significantly since the expiration of the 2010 contractual market exclusivity period as additional competing generic versions of the product entered the market beginning in late April 2010, and have resulted in both price erosion and reduction of our market-share.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. An accrued provision for rebate deductions is estimated and recorded at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total Global Product sales, gross, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the three major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the three months ended March 31, 2011 and the year ended December 31, 2010:

	March 31,	December 31
	2011	2010
	($in 000s)
Rebate reserve
Beginning balance	$20,892	$37,781
Provision recorded during the period	12,709	91,064
Credits issued during the period	(17,427)	(107,953)

Ending balance	$16,174	$20,892

Provision as a percent of gross Global Product sales	8%	9%

As noted above, the change in the provision for rebates, as a percent of gross Global Product sales, remained consistent period-over-period.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate a provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the product returns reserve for three months ended March 31, 2011 and the year ended December 31, 2010:

	March 31,	December 31
	2011	2010
	($in 000s)
Product Returns Reserve
Beginning balance	$33,755	$22,114
Provision related to sales recorded in the period	2,706	15,821
Credits issued during the period	(6,186)	(4,180)

Ending balance	$30,275	$33,755

Provision as a percent of gross Global Product sales	1.8%	1.6%

As noted above, the change in the provision for returns, as a percent of gross Global Product sales, remained consistent period-over-period.

Medicaid Rebate. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $10,812,000 and $12,475,000 as of March 31, 2011 and December 31, 2010, respectively. The accrual for Medicaid rebate payments increased significantly beginning in 2009 as a result of the launch of our authorized generic Adderall XR® products in October 2009; which require such Medicaid rebate payments to be calculated under the regulations applicable to brand products.
Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of certain products. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $1,328,000 and $281,000 as of March 31, 2011 and December 31, 2010, respectively. Historically, differences between our estimated and actual credits issued for shelf stock adjustments have not been significant.
Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $599,000 and $539,000 at March 31, 2011 and December 31, 2010, respectively.
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

Research Partner. We have entered into development agreements with unrelated third-party pharmaceutical companies under which we are collaborating in the development of five dermatological products, including four generic products and one branded dermatological product, and one branded CNS product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. Revenue received from the provision of research and development services, including the upfront payment and the milestone payments received before January 1, 2011 are deferred and recognized on a straight line basis over the expected period of performance of the research and development services. Revenue received from the achievement of contingent research and development milestones, if any, after January 1, 2011 will be recognized currently in the period such payment is earned. Royalty fee income, if any, will be recognized by us as current period revenue when earned.
Promotional Partner. We have entered into a promotional services agreement with an unrelated third-party pharmaceutical company under which we provide physician detailing sales calls services to promote certain of that company’s branded drug products. We receive service fee revenue in exchange for providing this service. We recognize revenue from the provision of physician detailing sales calls as such services are rendered and the performance obligations are met and from contingent payments, if any, at the time they are earned.

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
As an illustration, the consideration received from the provision of research and development services under the License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”), including the up-front fee and payments received for manufacturing clinical supplies, will be initially deferred and then recognized on a straight-line basis over our expected period of performance during the development period, which is currently estimated to be the 24 month period ending December 31, 2012. If the expected period of performance is different from our estimate, then the revenue recognition period will be adjusted on a prospective basis. In this regard, if we were to estimate our period of performance to require significantly more time, then the License, Development and Commercialization Agreement revenue recognition period would be increased on a prospective basis, resulting in a reduced periodic amount of revenue recognized in current and future periods.
Additionally, for example, the consideration received from the provision of research and development services under the Joint Development Agreement with Medicis, including the up-front fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized on a straight-line basis over our expected period of performance to provide research and development services under the Joint Development Agreement which is estimated to be a 48 month period, starting in December 2008 (upon receipt of the $40.0 million upfront payment) and ending in November 2012 (upon estimated FDA approval of the fifth and final submission). The FDA approval of the final submission under the Joint Development Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of FDA approval for the final submission under the Joint Development Agreement is different from our estimate, the revenue recognition period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Medicis Joint Development Agreement has occurred to date, if we were to conclude significantly more time will be required to obtain FDA approval, then we would increase our estimate of the revenue recognition period under the Joint Development Agreement, resulting in a reduced periodic amount of revenue recognized in current and future periods.
Additionally, for example, we estimate our expected period of performance to provide research and development services under our Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. (“Endo Agreement”) is 91 months commencing in June 2010 (when the performance of the contractual services commenced) and ending in December 2017 (the estimated date of FDA approval of the product to be developed under the Endo Agreement). The FDA approval of the product which is the subject of the Endo Agreement represents the end of our expected period of performance, as we will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. If the timing of FDA approval for the final submission under the Endo Agreement is different from our estimate, the revenue recognition period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Endo Agreement has occurred to date, if we were to conclude significantly more time will be required to obtain FDA approval of the product to be developed under the Endo Agreement, then we would increase our estimate of the recognition period under the agreement, resulting in a reduced periodic amount of revenue recognized in current and future periods.

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
Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based on historical volatility of our common stock, and of a peer group for the period of time our common stock was deregistered, over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the simplified method provides a reasonable estimate in comparison to our actual experience. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.
Income Taxes. We are subject to U.S. federal, state and local income taxes and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values (GAAP) and the tax bases of the Company’s assets and liabilities.
Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and /or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at March 31, 2011. Our deferred compensation liability is carried at fair value, based upon observable market values. We had no debt outstanding as of March 31, 2011. Our only remaining debt instrument at March 31, 2011 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow against it.
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

Goodwill — In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2010, as the fair value of the Global Division exceeded its carrying value. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Overview:
The following table sets forth our summarized, consolidated results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Increase/
	March 31,	March 31,	(Decrease)
(in $000’s)	2011	2010	$	%
	(unaudited)	(unaudited)

Total revenues	$108,651	$323,333	$(214,682)	(66)%

Gross profit	58,537	243,757	(185,220)	(76)%

Income from operations	20,694	210,979	(190,285)	(90)%

Income before income taxes	21,002	210,997	(189,995)	(90)%
Provision for income taxes	7,144	79,484	(72,340)	(91)%

	13,858	131,513	(117,655)	(89)%
Non-controlling interest	5	(28)	33	118%

Net income	$13,863	$131,485	$(117,622)	(89)%

Net Income
Net income for the three months ended March 31, 2011 was $13.9 million, a decrease of $117.6 million as compared to $131.5 million for the three months ended March 31, 2010 — primarily attributable to decreased Global Product sales, net, principally driven by a decrease in revenue earned from the sale of our tamsulosin product, resulting in a period-over-period decrease in total revenues and gross profit, partially offset by a corresponding decrease in the provision for income taxes. In the three months ended March 31, 2010, sales of our tamsulosin product benefited from an eight week contractual market exclusivity period that began on March 2, 2010 — for which there was no similar contractual market exclusivity period in the three months ended March 31, 2011. As discussed throughout this section, we continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® and fenofibrate products during the three months ended March 31, 2011. With respect to our authorized generic Adderall XR® products, we are dependent on another unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. We experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement during the three months ended March 31, 2011. Any continued delay or interruption in whole or part in the supply of our authorized generic Adderall XR® products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. Any significant diminution in the sales revenue and /or gross profit of our authorized generic Adderall XR® and fenofibrate and any other of our products due to competition and /or product supply or any other reasons in future periods may materially and adversely affect our results of operations in such future periods.

Global Division
The following table sets forth results of operations for the Global Division for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Increase/
	March 31,	March 31,	(Decrease)
(in $000’s)	2011	2010	$	%
	(unaudited)	(unaudited)
Revenues:
Global Product sales, net	$91,946	$309,105	$(217,159)	(70)%
Private Label Product sales	392	672	(280)	(42)%
Rx Partner	2,682	4,903	(2,221)	(45)%
OTC Partner	1,943	1,765	178	10%
Research Partner	6,385	3,385	3,000	89%

Total revenues	103,348	319,830	(216,482)	(68)%

Cost of revenues	47,174	76,432	(29,258)	(38)%

Gross profit	56,174	243,398	(187,224)	(77)%

Operating expenses:
Research and development	9,776	9,435	341	4%
Patent litigation	1,774	1,984	(210)	(11)%
Selling, general and administrative	2,931	3,334	(403)	(12)%

Total operating expenses	14,481	14,753	(272)	(2)%

Income from operations	$41,693	$228,645	$(186,952)	(82)%

Revenues
Total revenues for the Global Division for the three months ended March 31, 2011, were $103.3 million, a decrease of 68% over the same period in 2010.
Global Product sales, net, were $91.9 million for the three months ended March 31, 2011, a decrease of 70% over the same period in 2010 — primarily as a result of lower sales of our tamsulosin and authorized generic Adderall XR® products, partially offset by higher sales of our fenofibrate products. As noted, we commenced sales of our tamsulosin product, a generic version of Flomax® used to improve symptoms associated with an enlarged prostrate, on March 2, 2010 and had a contractual market exclusivity period for this product for the succeeding eight weeks and, as a result, we were able to achieve high market-share penetration in the three months ended March 31, 2010. Following the expiration of our market exclusivity, competing generic versions to our own generic version of the tamsulosin product began entering the market in April 2010, resulting in both price erosion and reduction of our market share. The decrease in sales of our authorized generic Adderall XR® products, indicated for the treatment of attention deficit hyperactivity disorder, was the result of the product supply disruptions noted above. The increase in sales of our fenofibrate products, a cholesterol-lowering drug, resulted from a continued increase in general demand for generic versions of cholesterol-lowering drugs.
Private Label Product sales were $0.4 million for the three months ended March 31, 2011, a decrease of 42% over the prior year period primarily due to lower demand for our generic loratadine /pseudoephedrine products.
Rx Partner revenues were $2.7 million for the three months ended March 31, 2011, a decrease of 45% over the prior year period attributable to lower sales of our products marketed under the Teva Agreement, including generic Wellbutrin® XL 300mg, as a result of lower overall product orders from Teva.
OTC Partner revenues were $1.9 million for the three months ended March 31, 2011, representing a slight increase of $0.2 million over the prior year period, generally resulting from higher levels of profit share revenue recognition.
Research Partner revenues were $6.4 million for the three months ended March 31, 2011, an increase of $3.0 million over the prior year period, resulting principally from the recognition of revenue related to a $3.0 milestone payment which was earned in the three months ended March 31, 2011.

Cost of Revenues
Cost of revenues was $47.2 million for the three months ended March 31, 2011 a decrease of $29.3 million, or 38%, from the prior year period primarily related to lower sales of our tamsulosin and authorized generic Adderall XR® products.
Gross Profit
Gross profit for the three months ended March 31, 2011 was $56.2 million, or approximately 54% of total revenues, as compared to $243.4 million, or approximately 76% of total revenue, in the prior year period. The lower gross profit in our Global Division in the three months ended March 31, 2011 was primarily due to lower sales of our tamsulosin and authorized generic Adderall XR® products, as discussed above.
Research and Development Expenses
Total research and development expenses for the three months ended March 31, 2011 were $9.8 million, an increase of 4%, as compared to the same period of the prior year. Generic research and development expenses increased primarily as a result of $0.7 million higher spending on bio-equivalency study costs, partially offset by $0.2 million of lower expenses related active pharmaceutical ingredient used for research purposes.
Patent Litigation Expenses
Patent litigation expenses for the three months ended March 31, 2011 and 2010 were $1.8 million and $2.0 million, respectively, a slight decrease of $0.2 million due to lower overall activity in the current year period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2011 were $2.9 million, a 12% decrease over the prior year period, primarily attributable to overall lower sales levels period over period, and included $0.5 million in lower sales personnel incentive compensation, and a decrease in product freight charges of $0.3 million; partially offset by post-approval product clinical study costs of $0.3 million, for which there was no amount present in the prior year period.

Impax Division
The following table sets forth results of operations for the Impax Division for the three months ended March 31, 2011 and 2010:

	Three Months Ended,		Increase/
	March 31,	March 31,	(Decrease)
(in $000’s)	2011	2010	$	%
	(unaudited)	(unaudited)
Revenues:
Rx Partner	$1,438	$—	1,438	nm
Promotional Partner	3,535	3,503	32	1%
Research Partner	330	—	330	nm

Total revenues	5,303	3,503	1,800	51%

Cost of revenues	2,940	3,144	(204)	(7)%

Gross profit	2,363	359	2,004	558%

Operating expenses:
Research and development	9,714	8,874	840	9%
Selling, general and administrative	1,107	809	298	37%

Total operating expenses	10,821	9,683	1,138	12%

Loss from operations	$(8,458)	$(9,324)	866	9%

—	nm — not meaningful
Revenues
Total revenues were $5.3 million for the three months ended March 31, 2011, an increase of 51% compared to the same period in the prior year, principally driven by $1.4 million of Rx Partner revenue recognition related to the up-front payment received under our License, Development and Commercialization Agreement with Glaxo Group Limited entered into in December 2010, for which there were no similar revenues in the prior year period. In addition, we recognized $0.3 million of Research Partner revenue resulting from our Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc, entered into in June 2010, for which there were no similar revenues in the prior year period.
Cost of Revenues
Cost of revenues was $2.9 million for the three months ended March 31, 2011, with nominal change from the same period in 2010. Cost of revenues for the Impax Division is primarily composed of expenditures related to our sales force which provides physician detailing services under a promotional services agreement with an unrelated pharmaceutical company.
Gross Profit
Gross profit for the three months ended March 31, 2011 was $2.4 million, an increase of $2.0 million over the prior year period primarily resulting from increases in Rx Partner and Research Partner revenues as described above.
Research and Development Expenses
Total research and development expenses for the three months ended March 31, 2011 were $9.7 million, an increase of 9%, as compared to $8.9 million in the prior year period, with the $0.8 million increase principally driven by research and development expenses related to our branded product initiatives, including increases of $0.4 million for consulting expenses and $0.3 million for active pharmaceutical ingredient used in research related activities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1.1 million in the current period as compared to $0.8 million in the prior period, with the increase primarily related to new product planning activities.

Corporate and other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended		Increase/
	March 31,	March 31,	(Decrease)
(in $000’s)	2011	2010	$	%
	(unaudited)	(unaudited)

General and administrative expenses	$12,541	$8,342	4,199	50%

Loss from operations	(12,541)	(8,342)	(4,199)	(50)%

Other income (expense), net	3	(18)	21	117%
Interest income	321	82	239	292%
Interest expense	(16)	(46)	30	65%
Loss before income taxes	(12,233)	(8,324)	(3,909)	(47)%
Provision for income taxes	$7,144	$79,484	(72,340)	(91)%
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2011 were $12.5 million, a $4.2 million increase over the prior period, principally driven by an increase in executive compensation-related expenses of $1.0 million, higher corporate legal expenses of $1.2 million and an increase in information technology systems related expenses of $1.2 million.
Other income (expense), net
Other income (expense), net for the three months ended March 31, 2011 and 2010 contained no individually-significant items.
Interest Income
Interest income in the three months ended March 31, 2011 was $0.3 million, with a period over period increase of $0.2 million resulting from higher average balances of cash and cash equivalents and short-term investments.
Interest Expense
Interest expense in the three months ended March 31, 2011 and 2010 was primarily the result of the amortization of deferred financing costs.

Income Taxes
We calculate our interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, we make an estimate of the annual expected effective tax rate and apply the estimated effective rate to our year-to-date taxable income or loss. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which such change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent and temporary differences, and the likelihood of recovering deferred tax assets. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share-based compensation, the domestic manufacturing deduction, and state research and development credits, among others. During the three months ended March 31, 2011, we recorded an aggregate tax provision of $7.1 million for United States domestic income taxes and for foreign income taxes. In the three months ended March 31, 2010, the Company recorded an aggregate tax provision of $79.5 million for United States domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower income before taxes in the three months ended March 31, 2011 as compared to the same period in the prior year, resulting principally from the reduced products sales revenue and gross profit as discussed above. The tax provision for the three months ended March 31, 2011 includes the effect of the federal research and development tax credit, enacted on December 17, 2010, retroactive to January 1, 2010. Conversely, the tax provision for the three months ended March 31, 2010 does not include the effect of a federal research and development tax credit which had previously expired on December 31, 2009. The effective tax rate of 34% for the three months ended March 31, 2011 was lower than the effective tax rate of 38% for the three months ended March 31, 2010, primarily due to the absence of the federal research and development tax credit in the prior year period. In addition, due to the lower level of income before income taxes in the three months ended March 31, 2011 as compared to the prior year period, the aggregate net federal and state research and development tax credits have a more pronounced effect on our effective tax rate in the current year period.

Liquidity and Capital Resources
We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.
We expect to incur significant operating expenses, including expanded research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development expenses will be approximately $87.0 million and patent litigation expenses will be approximately $13.0 million for the 12 months ending December 31, 2011. We also anticipate incurring capital expenditures of approximately $69.0 million during the 12 months ending December 31, 2011, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California, and of our packaging and distribution facilities in the Commonwealth of Pennsylvania; as well as the continuing construction of our manufacturing facility in Jhunan, Taiwan, R.O.C. In addition, we are generally required to make cash expenditures to manufacture and /or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash.
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
Cash and Cash Equivalents
At March 31, 2011, we had $140.7 million in cash and cash equivalents, an increase of $48.9 million as compared to December 31, 2010. As more fully discussed below, the increase in cash and cash equivalents during the three months ended March 31, 2011 was primarily driven by $38.9 million of cash provided by investing activities, which included net maturities of short-term investments of $47.6 million partially offset by $8.7 million of purchases of property, plant, and equipment. The increase in cash was also impacted by $6.7 million received from the exercise of stock options and employee stock purchase plan contributions.
Cash Flows
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.
Net cash provided by operating activities for the three months ended March 31, 2011 was $1.0 million, a decrease of $36.6 million as compared to the prior year period $37.6 million net cash provided by operating activities. The period-over-period decrease in net cash provided by operating activities principally resulted from lower net income, accounts payable and accrued expenses, partially offset by lower accounts receivable period-over-period. The balance of accounts receivable was $94.3 million at March 31, 2011, resulting in a $12.3 million use of cash for the three months ended March 31, 2011, compared to the same period in the prior year when accounts receivable resulted in a $138.9 million use of cash flows. In addition, lower levels of accounts payable and accrued expenses resulted in a period-over-period decrease of $62.2 million in cash flows. The decreased level of accounts receivable, and corresponding cash used in operations as of and for the three months ended March 31, 2011, was primarily the result of lower sales of our tamsulosin and authorized generic Adderall XR® products in the current year period, as described above.

Net cash provided by investing activities for the three months ended March 31, 2011, amounted to $38.9 million, an increase of $30.0 million as compared to the prior year period $8.9 million of cash flows provided by investing activities, with the change due to a period-over-period $35.6 million net increase in maturities of short-term investments, partially offset by $5.6 million in higher expenditures on property, plant and equipment. Net maturities of short-term investments during the three months ended March 31, 2011 resulted in a $47.6 million source of cash, as compared to a $12.0 million source of cash from net maturities of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the three months ended March 31, 2011 amounted to $8.7 million as compared to $3.1 million for the prior year period. We expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business.
Net cash provided by financing activities for the three months ended March 31, 2011 was $9.0 million, representing an increase of $3.6 million as compared to the prior year period $5.4 million of net cash provided by financing activities. The period-over-period increase in net cash provided by financing activities was due to an increase in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan.

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
Under the Credit Agreement, among other things:
•	The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur four years following the February 11, 2011 closing date.
•	Borrowings under the Revolving Credit Facility will bear interest, at our option, at either an Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 0.5% to 1.5%, or a LIBOR Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 1.5% to 2.5%. We are also required to pay an unused commitment fee ranging from 0.25% to 0.45% per annum based on the daily average undrawn portion of the Revolving Credit Facility. The applicable margin described above and the unused commitment fee in effect at any given time will be determined based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement), which is based upon our consolidated total debt, net of unrestricted cash in excess of $100 million, compared to Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding four quarters.
•	We may prepay any outstanding loan under the Revolving Credit Facility without premium or penalty.
•	We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) requires us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). At March 31, 2011, we were in compliance with the various covenants contained in the Credit Agreement and the Supply Agreement.
•	The Credit Agreement contains customary events of default (subject to customary grace periods, cure rights and materiality thresholds), including, among others, failure to pay principal, interest or fees, violation of covenants, material inaccuracy of representations and warranties, cross-default and cross-acceleration of material indebtedness and other obligations, certain bankruptcy and insolvency events, certain judgments, certain events related to the Employee Retirement Income Security Act of 1974, as amended, and a change of control.
•	Following an event of default under the Credit Agreement, the Administrative Agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and seek other remedies that may be taken by secured creditors.

We have not yet borrowed any amounts under the Revolving Credit Facility.
Effective with the February 11, 2011 execution of the Credit Agreement discussed above, our former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between us and the Administrative Agent (as successor by merger to Wachovia Bank, National Association), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the three months ended March 31, 2011 and 2010, unused line fees incurred under each of the aforementioned respective credit agreements were $50,000 and $44,000, respectively.

Recent Accounting Pronouncements
In March 2010, the FASB approved the “Milestone Method of Revenue Recognition,” which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application, for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. We recognized $3.0 million of revenue for a research and development milestone we achieved during the three months ended March 31, 2011 pursuant to the terms of our Joint Development Agreement with Medicis Pharmaceutical Corporation.
In December 2010, the FASB issued Accounting Standards Update No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (Subtopic 720-50), which provides guidance on the annual fee paid by pharmaceutical manufacturers to the U.S. Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee ranges from $2.5 billion to $4.1 billion in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The liability related to the annual fee imposed by the Acts shall be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The guidance in Subtopic 720-50 becomes effective for calendar years beginning after December 31, 2010. Upon becoming effective this update did not have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to the quantitative and qualitative disclosures about market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2011, the Company implemented an enterprise resource planning system using SAP software throughout its U.S. locations to improve the Company’s business processes. The implementation of the SAP software system has involved changes to certain internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), which the Company believes were material. During the quarter ended March 31, 2011, there were no other changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
Systems of internal control and their associated policies and procedures, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance the objectives of the system of internal control are achieved. Further, the design of a system of internal control must be balanced against resource constraints, and therefore the benefits of internal controls must be considered relative to their costs. Given the inherent limitations in all systems of internal controls, no evaluation of internal controls can provide absolute assurance all internal control issues and instances of fraud, if any, within a Company have been detected. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. The Company conducts periodic evaluations of its system of internal controls to enhance, where necessary, its internal control policies and procedures.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
In June 2004, the court granted our motion for summary judgment of non-infringement with respect to two of the patents and, in May 2005, granted summary judgment of invalidity with respect to a third patent. We will have the opportunity to file additional summary judgment motions in the future and to assert both non-infringement and invalidity of the remaining patents (if necessary) at trial. No trial date has yet been set. In September 2005, Teva Pharmaceuticals, USA launched its Fexofenadine tablet products (generic to Allegra®), and Aventis and AMR moved for a preliminary injunction to bar Teva’s sales based on four of the patents in suit, which patents are common to the Allegra® and Allegra-D® litigations. The district court denied Aventis’s motion in January 2006, finding Aventis did not establish a likelihood of success on the merits, which decision was affirmed on appeal. Discovery is complete and summary judgment motions have been filed. On March 29, 2011, the district court entered an Order of Dismissal based upon the parties agreement on settlement terms, with the parties having the right to reopen the case in the event a settlement is not consummated within 60 days.
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
In December 2010, we filed a separate declaratory judgment action against Pfizer in the U.S. District Court for the District of New Jersey, requesting that the district court declare that one of the patents-in-suit, U.S. Patent No. 6,911,217, listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations (commonly referred to as the “Orange Book”), for Detrol LA® is invalid. Pfizer filed a motion to dismiss the declaratory action for lack of subject matter jurisdiction or, alternatively, because our sole claim should have been brought as a compulsory counterclaim in the March 2008 action currently pending between the parties. The parties are awaiting a decision on Pfizer’s motion.

Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)
In November 2008, Eli Lilly and Company filed suit against us in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of our ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. In February 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Eli Lilly against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in this case were stayed. In March 2011, a stipulated final judgment of patent infringement and validity was entered against Wockhardt Limited. A telephonic status conference is scheduled for April 22, 2011 to discuss whether trial on the patent in suit should proceed in June 2011.
Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)
In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. We have filed an answer and counterclaim.
Alza Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)
In November 2010, Alza Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “Alza”) filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. We have filed our answer. In March 2011, the case was stayed until the earlier of (a) six months from the stay date, or (b) the date the district court issues an opinion on the motion for summary judgment of patent invalidity filed in Alza Corp. v. Kremers Urban, LLC, Case No. 10-00023 (D. Del.).
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
Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc, (Dexlansoprazole)
In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against us in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of our ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®.
Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)
In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH (collectively “Purdue”) filed suit against us in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of our ANDA relating to Oxycodone Hydrochloride, Controlled Release Tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin®.

Other Litigation Related to Our Business
Budeprion XL Litigation
In June 2009, we were named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc.. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by us and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. We filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs have filed a motion for class certification and we have filed an opposition to that motion. The class certification hearing is set for May 17, 2011, and expert discovery closes on May 27, 2011. No trial date has been scheduled.

ITEM 1A. RISK FACTORS
During the quarter ended March 31, 2011, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding the purchases of our equity securities by us during the three months ended March 31, 2011.

			Total
			Number of
			Shares (or
			Units)
			Purchased	Maximum Number (or
			as Part of	Approximate Dollar
		Average	Publicly	Value) of Shares (or
	Total Number of	Price Paid	Announced	Units) that May Yet
	Shares (or Units)	Per Share	Plans or	Be Purchased Under
Period	Purchased(1)	(or Unit)	Programs	the Plans or Programs
January 1, 2011 to January 31, 2011	309 shares of common stock	$20.30	—	—

February 1, 2011 to February 28, 2011	19,932 shares of common stock	$23.95	—	—

March 1, 2011 to March 31, 2011	5,250 shares of common stock	$22.00	—	—

(1)	Represents shares of our common stock we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
Not Applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document
10.1
Seventh Amendment to Amended and Restated Loan and Security Agreement, effective as of January 31, 2011, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association. (1)

10.2	Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.*
10.3	Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as Administrative Agent.
10.4	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**
11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.***

*	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

**	The Company is re-filing the Joint Development Agreement, dated as of November 26, 2008 (the “Joint Development Agreement”), with Medicis Pharmaceutical Corporation to disclose a milestone payment that was previously omitted in accordance with an order granting confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Joint Development Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2011	Impax Laboratories, Inc.
	By:	/s/ Larry Hsu, Ph.D.
		Name:	Larry Hsu, Ph.D.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Arthur A. Koch, Jr.
		Name:	Arthur A. Koch Jr.
		Title:	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1
Seventh Amendment to Amended and Restated Loan and Security Agreement, effective as of January 31, 2011, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association. (1)

10.2	Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.*
10.3	Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein and Wells Fargo Bank, National Association, as Administrative Agent.
10.4	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**
11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.***

*	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

**	The Company is re-filing the Joint Development Agreement, dated as of November 26, 2008 (the “Joint Development Agreement”), with Medicis Pharmaceutical Corporation to disclose a milestone payment that was previously omitted in accordance with an order granting confidential treatment pursuant to Rule 24b-2 under the Exchange Act. Certain portions of the Joint Development Agreement remain confidential pursuant to an order granting confidential treatment under the Exchange Act, which portions are omitted and filed separately with the SEC.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.