Form 10-Q
period 2011-06-30
IMPAX LABORATORIES INC
filed 2011-08-04
CIK 1003642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2011, there were 65,737,871 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

i

PART I: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,182	$91,796
Short-term investments	197,342	256,605
Accounts receivable, net	121,070	82,054
Inventory, net	46,038	44,549
Deferred product manufacturing costs	1,371	2,012
Deferred income taxes	40,465	39,271
Prepaid expenses and other current assets	10,060	4,407

Total current assets	554,528	520,694

Property, plant and equipment, net	111,413	106,280
Deferred product manufacturing costs	7,900	8,223
Deferred income taxes, net	6,470	5,069
Other assets	35,689	25,478
Goodwill	27,574	27,574

Total assets	$743,574	$693,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,484	$18,812
Accrued expenses	73,048	72,788
Accrued income taxes payable	—	2,393
Accrued profit sharing and royalty expenses	27,818	14,147
Deferred revenue	23,413	18,276

Total current liabilities	142,763	126,416

Deferred revenue	27,484	44,195
Other liabilities	17,152	14,558

Total liabilities	$187,399	$185,169

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $ 0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at June 30, 2011 and December 31, 2010	$—	$—
Common stock, $ 0.01 par value, 90,000,000 shares authorized and 65,872,062 and 64,721,041 shares issued at June 30, 2011 and December 31, 2010, respectively	659	647
Additional paid-in capital	276,248	255,440
Treasury stock—243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	3,632	2,811
Retained earnings	277,659	251,246

	556,041	507,987
Noncontrolling interest	134	162

Total stockholders’ equity	556,175	508,149

Total liabilities and stockholders’ equity	$743,574	$693,318

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

(unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Global Product sales, net	$111,125	$137,977	$203,463	$447,754
Rx Partner	6,303	5,802	10,423	10,705
OTC Partner	1,184	2,309	3,127	4,074
Research Partner	3,713	3,494	10,428	6,879
Promotional Partner	3,535	3,500	7,070	7,003

Total revenues	125,860	153,082	234,511	476,415

Cost of revenues	66,158	68,892	116,272	148,468

Gross profit	59,702	84,190	118,239	327,947

Operating expenses:
Research and development	23,978	21,109	43,469	39,418
Patent litigation	2,209	1,769	3,983	3,753
Selling, general and administrative	15,509	12,018	32,088	24,504

Total operating expenses	41,696	34,896	79,540	67,675

Income from operations	18,006	49,294	38,699	260,272

Other expense, net	(545)	(25)	(540)	(42)
Interest income	290	192	611	274
Interest expense	(11)	(23)	(28)	(70)

Income before income taxes	17,740	49,438	38,742	260,434
Provision for income taxes	5,214	18,130	12,358	97,613

Net income before noncontrolling interest	12,526	31,308	26,384	162,821
Add back loss attributable to noncontrolling interest	24	40	29	12

Net income	$12,550	$31,348	$26,413	$162,833

Net Income per share:
Basic	$0.20	$0.51	$0.41	$2.65

Diluted	$0.19	$0.48	$0.39	$2.51

Weighted average common shares outstanding:
Basic	64,024,483	61,876,599	63,709,258	61,444,707

Diluted	67,654,047	65,538,805	67,401,018	64,887,770

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	September 30,	September 30,
	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$26,413	$162,833
Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	8,338	6,068
Amortization of Credit Agreement deferred financing costs	13	25
Accretion of interest income on short-term investments	(461)	(168)
Deferred income taxes	3,046	7,026
Provision for uncertain tax positions	79	24
Tax benefit related to the exercise of employee stock options	(5,641)	(4,329)
Deferred revenue	1,887	21,764
Deferred product manufacturing costs	(1,061)	(8,791)
Recognition of deferred revenue	(13,461)	(21,658)
Amortization of deferred product manufacturing costs	2,026	9,425
Accrued profit sharing and royalty expense	44,789	71,902
Payments of profit sharing and royalty expense	(31,121)	(94,925)
Payments of accrued litigation settlements	—	(5,865)
Share-based compensation expense	6,133	5,234
Bad debt expense	125	153
Changes in certain assets and liabilities:
Accounts receivable	(39,141)	49,686
Inventory	(1,489)	6,554
Prepaid expenses and other assets	(15,389)	(7,852)
Accounts payable, accrued expenses and income taxes payable	(2,815)	29,151
Other liabilities	2,487	1,859

Net cash (used in) provided by operating activities	(15,243)	228,116

Cash flows from investing activities:
Purchase of short-term investments	(180,274)	(195,450)
Maturities of short-term investments	239,998	103,551
Purchases of property, plant and equipment	(14,569)	(7,690)

Net cash provided by (used in) investing activities	45,155	(99,589)

Cash flows from financing activities:
Tax benefit related to the exercise of employee stock options	5,641	4,329
Proceeds from exercise of stock options and ESPP	10,833	12,818

Net cash provided by financing activities	16,474	17,147

Net increase in cash and cash equivalents	46,386	145,674
Cash and cash equivalents, beginning of period	91,796	31,770

Cash and cash equivalents, end of period	$138,182	$177,444

Supplemental disclosure of non-cash investing and financing activities:

	September 30,	September 30,
	Six Months Ended
	June 30, 2011	June 30, 2010
	(in $000s)
Cash paid for interest	$136	$70

Cash paid for income taxes	$18,421	$75,195

Accrued vendor invoices of approximately $ 1,690,000 and $ 3,613,000 at June 30, 2011 and 2010, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses. Depreciation expense was $ 4,711,000 and $ 3,122,000 for the three months ended June 30, 2011 and 2010, respectively, and was $ 8,000,000 and $ 6,068,000 for the six months ended June 30, 2011 and 2010, respectively.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. THE COMPANY & BASIS OF PRESENTATION

Impax Laboratories, Inc. (“Impax” or “Company”) is a technology-based, specialty pharmaceutical company. The Company has two reportable segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”).

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in-turn sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products manufactured pursuant to agreements with unrelated third-party pharmaceutical entities who in-turn, sell such product under their own label; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products manufactured pursuant to agreements with unrelated third-party pharmaceutical entities who, in-turn, sell such product under their own label . Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” on the consolidated statement of operations. The Company also generates revenue from research and development services provided under a joint development agreement with an unrelated third party pharmaceutical company, and reports such revenue under the caption “Research partner” revenue on the consolidated statement of operations. The Company provides these services through the research and development group in the Global Division.

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

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to three properties it owns, including two research and development center facilities, and a manufacturing facility. Additionally, the Company leases three facilities in Hayward, and Fremont, utilized for additional research and development, administrative services, and equipment storage. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia, and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the Unites States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at June 30, 2011. All significant intercompany accounts and transactions have been eliminated.

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

The preparation of financial statements in conformity with GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on complex judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Chargebacks

The Company has agreements establishing contract prices for certain products with certain indirect customers, such as managed care organizations, hospitals and government agencies who purchase products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the price difference is referred to as a chargeback, which generally takes the form of a credit memo issued by the Company to reduce the invoiced gross selling price charged to the wholesaler. An estimated accrued provision for chargeback deductions is recognized at the time of product shipment. The primary factors considered when estimating the provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors aggregate actual chargebacks granted and compares them to the estimated provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.

Rebates

The Company maintains various rebate programs with its Global Division Global Products sales channel customers in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The rebates generally take the form of a credit memo to reduce the invoiced gross selling price charged to a customer for products shipped. An estimated accrued provision for rebate deductions is recognized at the time of product shipment. The primary factors the Company considers when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross Global Product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors aggregate actual rebates granted and compares them to the estimated aggregate provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.

Returns

The Company allows its customers to return product if approved by authorized Company personnel in writing or by telephone with the lot number and expiration date accompanying any request and if such products are returned either within six months prior to or until twelve months after, the products’ expiration date. The Company estimates and recognizes an accrued provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. The Company also considers other factors, including significant market changes which may impact future expected returns, and actual product returns. The Company monitors aggregate actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages, or any of the other aforementioned factors.

2. REVENUE RECOGNITION (continued)

Shelf-Stock Adjustments

Based upon competitive market conditions, the Company may reduce the selling price of certain products to customers for certain future product shipments. The Company may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company This type of selling price credit memo is referred to as a shelf-stock adjustment, which is the difference between the original selling price and the revised selling price, multiplied by an estimate of the number of product units on hand at a given date. These selling price reductions are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The Company records an estimate for shelf-stock adjustments in the period it incurs the cost of the selling price reductions, which is generally the date on which the Company has agreed to grant an estimated credit memo to a particular customer for a certain product.

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

2. REVENUE RECOGNITION (continued)

Rx Partner and OTC Partner:

The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under agreements between the Company and unrelated third-parties, generally other pharmaceutical companies. The Company has entered into these agreements to develop marketing and /or distribution relationships with its partners to fully leverage its technology platform.

The Rx Partners and OTC Partners agreements obligate the Company to deliver multiple goods and /or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, development, commercialization, and /or distribution licenses, and research and development services, among others. In exchange for these deliverables, the Company receives payments from its agreement partners for product shipments and /or the provision of research and development services, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments. Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the agreement partners may negotiate with their respective customers. The Company records the agreement partner’s adjustments to such estimated amounts as incurred, which is generally in the period the agreement partner reports the amounts to the Company.

The Company applied the updated guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (“Teva Agreement”) during the year ended December 31, 2010. All consideration received under the Teva Agreement is contingent, and therefore cannot be allocated to the deliverables. The Company looks to the underlying delivery of goods and /or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers the consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes the deferred revenue on a straight-line basis over the Company’s expected period of performance of such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.

2. REVENUE RECOGNITION (continued)

OTC Partner revenue is related to an agreement with Pfizer Inc. (formerly Wyeth) with respect to supply of over-the-counter pharmaceutical products and related research and development services. The Company initially defers all revenue earned under the OTC Partner agreement. The Company also defers direct product manufacturing costs to the extent such costs are reimbursable by the OTC Partner. The product manufacturing costs in excess of amounts reimbursable by the OTC Partner are recognized as current period cost of revenue. The Company recognizes revenue as OTC Partner revenue and amortizes deferred product manufacturing costs as cost of revenues as it fulfills contractual obligations. Revenue is recognized and associated costs are amortized over the agreement’s term of the arrangement or the expected period of performance, using a modified proportional performance method. Under the modified proportional performance method of revenue recognition utilized by the Company, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the alliance and collaboration agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance and collaboration agreement and the denominator of which is the total estimated life of the alliance and collaboration agreement. The amount recognized as revenue during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and /or the fair value received. The result of the modified proportional performance method is a greater portion of the revenue is recognized in the initial period with the remaining balance being recognized ratably over either the remaining life of the arrangement or the expected period of performance of the alliance and collaboration agreement.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition-Milestone Method of Revenue Recognition (Topic 605), which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. The Company recognized $ 3.0 million of revenue for a research and development milestone achieved during the six months ended June 30, 2011 pursuant to the terms of the Joint Development Agreement with Medicis Pharmaceutical Corporation.

In December 2010, the FASB issued Accounting Standards Update No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (Subtopic 720-50), which provides guidance on the annual fee paid by pharmaceutical manufacturers to the U.S. Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee ranges from $ 2.5 billion to $ 4.1 billion in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The liability related to the annual fee imposed by the Acts shall be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The guidance in Subtopic 720-50 became effective for calendar years beginning after December 31, 2010. Upon becoming effective this update did not have a material impact on the Company’s consolidated financial statements.

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

A summary of short-term investments as of June 30, 2011 and December 31, 2010 follows:

	September 30,	September 30,	September 30,	September 30,
(in $000’s) June 30, 2011	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$95,520	$40	$(3)	$95,557
Government sponsored enterprise obligations	30,102	28	(4)	30,126
Corporate bonds	55,265	6	(23)	55,248
Certificates of deposit	16,455	12	—	16,467

Total short-term investments	$197,342	$86	$(30)	$197,398

(in $000’s) December 31, 2010	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$168,260	$36	$(7)	$168,289
Government sponsored enterprise obligations	56,866	40	(1)	56,905
Corporate bonds	18,316	15	(13)	18,318
Certificates of deposit	13,163	13	—	13,176

Total short-term investments	$256,605	$104	$(21)	$256,688

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

	September 30,	September 30,
(in $000’s)	June 30, 2011	December 31, 2010
Gross accounts receivable	$155,556	$123,941
Less: Chargeback reserve	(10,313)	(14,918)
Less: Rebate reserve	(16,838)	(20,892)
Less: Other deductions	(7,335)	(6,077)

Accounts receivable, net	$121,070	$82,054

A roll forward of the chargeback and rebate reserves activity for the six months ended June 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30,	September 30,
(in $000’s)	June 30, 2011	December 31, 2010
Chargeback reserve
Beginning balance	$14,918	$21,448
Provision recorded during the period	74,611	181,566
Credits issued during the period	(79,216)	(188,096)

Ending balance	$10,313	$14,918

	September 30,	September 30,
(in $000’s)	June 30, 2011	December 31 2010
Rebate reserve
Beginning balance	$20,892	$37,781
Provision recorded during the period	30,101	91,064
Credits issued during the period	(34,155)	(107,953)

Ending balance	$16,838	$20,892

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain customer accounts. The Company recorded an allowance for uncollectible amounts of $ 654,000 and $ 539,000 at June 30, 2011 and December 31, 2010, respectively.

6. INVENTORY

The commercial and unapproved product inventory carrying value cost is determined using a standard cost methodology, which approximates actual incurred cost, and assumes a first-in first out (“FIFO”) flow of goods. The standard costs are generally updated on an annual basis, but may be updated more frequently if there are significant changes to the aggregate costs of the product manufacturing process. Significant variances between actual costs and standard costs are apportioned between product inventory carrying value and cost-of-revenue. The commercial and unapproved product inventory costs include materials, direct labor, quality control, and production overhead, including indirect labor. The Company’s carrying value of commercial and unapproved product inventory is the lower of actual cost or estimated net selling price. The carrying value of commercial and unapproved product inventory is subject to carrying value reserve charges when product is deemed to be short-dated or otherwise unmarketable. The Company’s carrying value of short-dated or otherwise unmarketable product inventory generally equals estimated net selling price based upon assumptions of future demand and market conditions. However, additional inventory carrying value reserve charges may be recognized if actual demand and /or market conditions are less favorable than those estimated. Additionally, the costs of idle facilities, excess manufacturing capacity, and wasted materials /spoilage are accounted for as a current period charge classified as cost of revenue on the consolidated statement of operations. The carrying value, net of commercial and unapproved product inventory at June 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	September 30,
(in $000’s)	June 30, 2011	December 31, 2010
Raw materials	$31,624	$27,871
Work in process	3,439	2,575
Finished goods	21,087	20,545

Total inventory, net	$56,150	$50,991
Less: Non-current inventory, net	(10,112)	(6,442)

Total inventory-current, net	$46,038	$44,549

The inventory carrying value reserves included in inventory, net presented above amounted to $ 6,703,000 and $ 5,344,000 at June 30, 2011 and December 31, 2010, respectively.

To the extent inventory is not scheduled to be utilized in the manufacturing process, or is not expected to be sold within twelve months of the consolidated balance sheet date, it is classified as non-current inventory and included as a component of other assets on the consolidated balance sheet. The amount classified as non-current inventory consists of raw materials, net of carrying value reserves. Raw materials generally have a shelf life of approximately three to five years, while finished goods generally have a shelf life of approximately two years.

When the Company concludes United States Food and Drug Administration (“FDA”) approval is expected within approximately six months for a drug product candidate, the Company may begin to schedule manufacturing process validation studies as required by FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of unapproved product inventory pending final FDA approval and /or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase its commercial product opportunity, and FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor. The carrying value of unapproved product inventory, net was $ 1,940,000 and $ 2,117,000 at June 30, 2011 and December 31, 2010, respectively. The capitalization of unapproved product inventory involves risks, including, among other items, FDA approval may not occur, approvals may require additional or different testing and /or specifications than used for the previously manufactured unapproved product inventory, and /or, applicable product-related litigation may not be resolved or settled in the Company’s favor. If any of the aforementioned risks were to occur and the commercial sale of the unapproved product inventory was delayed or prevented, then the unapproved product inventory may be subject to a partial or full carrying value reserve charge, recorded as research and development operating expense.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30,	September 30,
(in $000’s)	June 30, 2011	December 31, 2010
Land	$5,773	$2,270
Buildings and improvements	84,627	82,836
Equipment	71,277	70,785
Office furniture and equipment	8,968	9,077
Construction-in-progress	9,764	3,958

Property, plant and equipment, gross	$180,409	$168,926

Less: Accumulated depreciation	(68,995)	(62,646)

Property, plant and equipment, net	$111,413	$106,280

8. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

	September 30,	September 30,
(in $000’s)	June 30, 2011	December 31, 2010
Payroll-related expenses	$14,237	$16,796
Product returns	30,072	33,755
Medicaid rebates	11,957	12,475
Physician detailing sales force fees	1,625	2,308
Legal and professional fees	6,649	3,143
Shelf stock adjustments	1,429	281
Other	7,078	4,030

Total accrued expenses	$73,048	$72,788

Product Returns

The Company maintains a product return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Rx Partner, and the OTC Partners alliance and collaboration agreements are generally not subject to returns. A roll forward of the product return reserve for the six months ended June 30, 2011 and the year ended December 31, 2010, is as follows:

	September 30,	September 30,
Product Return Reserve (in $000’s)	June 30, 2011	December 31, 2010
Beginning balance	$33,755	$22,114
Provision related to sales recorded in the period	4,505	15,821
Credits issued during the period	(8,188)	(4,180)

Ending balance	$30,072	$33,755

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of June 30, 2011, the Company had remaining obligations under these contracts of approximately $ 15,230,000.

Purchase Order Commitments

As of June 30, 2011, the Company had $ 25,171,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

9. INCOME TAXES

The Company calculates its interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, the Company makes an estimate of the annual United States domestic and foreign jurisdictions’ expected effective tax rates and applies these rates to its respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rates includes modifications, which were projected for the year, for share-based compensation, the domestic manufacturing deduction, federal and state research and development credits, among others. In addition, the effects of changes in enacted tax laws, rates, or tax status are recognized in the interim period in which the respective change occurs.

During the six month period ended June 30, 2011, the Company recognized an aggregate consolidated tax provision of $ 12,358,000 for United States domestic income taxes and for foreign income taxes. In the six month period ended June 30, 2010, the Company recognized an aggregate consolidated tax provision of $ 97,613,000 for United States domestic income taxes and for foreign income taxes. The decrease in the consolidated tax provision resulted from lower consolidated income before taxes in the six month period ended June 30, 2011 as compared to the same period in the prior year. Additionally, the consolidated tax provision for the six month period June 30, 2011 includes the effect of the federal research and development tax credit, enacted on December 17, 2010 for a two-year period, retroactive to January 1, 2010. Conversely, the consolidated tax provision for the six month period ended June 30, 2010 does not include the effect of the federal research and development tax credit which had expired on December 31, 2009.

10. REVOLVING LINE OF CREDIT

On February 11, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provides the Company with a revolving line of credit in the aggregate principal amount of up to $ 50,000,000 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $ 10,000,000 is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis. Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes. The Company has not yet borrowed any amounts under the Revolving Credit Facility.

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

•

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’ ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of June 30, 2011, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, the Company’s former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between the Company and the Administrative Agent (as successor by merger to Wachovia Bank, N.A., and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the six months ended June 30, 2011 and 2010, unused line fees incurred under each of the credit agreements were $ 81,000 and $ 88,000, respectively.

11. ALLIANCE AND COLLABORATION AGREEMENTS

The Company has entered into several alliance, collaboration, license and distribution agreements, and similar agreements with respect to certain of its products and services, with unrelated third-party pharmaceutical companies. The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under agreements the Company has entered into to develop marketing and /or distribution relationships with its partners to fully leverage its technology platform. The “Research Partner” line item of the statement of operations includes revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods. The “Promotional Partner” line item of the statement of operations includes revenue recognized under a promotional services agreement which obligates the Company to provide physician detailing sales calls services to promote its promotional partner’s branded drug products over multiple periods.

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company accrued a profit share payable to Shire of $ 44,499,000 and $ 71,905,000 on sales of the AG Product during the six month period ended June 30, 2011 and 2010, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Strategic Alliance Agreement with Teva

The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	September 30,	September 30,
(in $ 000’s)	Six Months Ended June 30, 2011	Inception Through Dec 31, 2010
Deferred revenue
Beginning balance	$4,410	$—
Additions:
Product-related and cost sharing	551	427,365
Exclusivity charges	—	(50,600)
All other	—	12,527

Total additions	$551	$389,292

Less:
Amount recognized	(602)	(188,442)
Accounting adjustment	—	(196,440)

Total deferred revenue	$4,359	$4,410

	September 30,	September 30,
(in $000’s)	Six Months Ended June 30, 2011	Inception Through Dec 31, 2010
Deferred product manufacturing costs
Beginning balance	$—	$—
Additions	—	182,981

Less:
Amount recognized	—	(87,555)
Accounting adjustment	—	(95,426)

Total deferred product manufacturing costs	$—	$—

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

OTC Partners Alliance Agreements

The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	September 30,	September 30,
(in $000’s)	Six Months Ended June 30, 2011	Inception Through Dec 31, 2010
Deferred revenue
Beginning balance	$11,382	$—
Additions:
Upfront fees and milestone payments	—	8,436
Cost-sharing and other	—	1,642
Product-related deferrals	1,336	87,934

Total additions	$1,336	$98,012

Less: amount recognized	(2,555)	(86,630)

Total deferred revenue	$10,163	$11,382

	September 30,	September 30,
(in $000’s)	Six Months Ended June 30, 2011	Inception Through Dec 31, 2010
Deferred product manufacturing costs
Beginning balance	$10,235	$—
Additions	1,060	81,093
Less: amount recognized	(2,024)	(70,858)

Total deferred product manufacturing costs	$9,271	$10,235

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Joint Development Agreement with Medicis Pharmaceutical Corporation

The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $ 40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate of $ 15,000,000 in milestone payments composed of two $ 5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, a $ 2,000,000 milestone payment received in December 2009, and a $3,000,000 milestone payment received in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent milestone payments upon achievement of certain contractually specified clinical and regulatory milestones, as well as the potential to receive royalty payments from sales, if any, by Medicis of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a gross profit share on sales, if any, of such products.

License, Development and Commercialization Agreement & Supply Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement (“License Agreement”) and a related Supply Agreement with Glaxo Group Limited (“GSK”). The License Agreement and the Supply Agreement are accounted for as a single contractual arrangement under FASB ASC 605-25. Under the terms of the License Agreement, the Company granted GSK exclusive development and commercial licenses to the Company’s lead brand product candidate, known as IPX066, and certain follow-on products at the option of GSK, for all worldwide jurisdictions, except those in the United States of America and Taiwan, R.O.C. Under the Supply Agreement, the Company is required to manufacture IPX066 for GSK’s use in its development and commercial activities, for which GSK will pay a transfer price computed under the terms of the Supply Agreement. Under the License Agreement, the Company received an initial $ 11,500,000 up-front payment in December 2010 (“the License Agreement up-front payment”). The Company has the potential to receive up to $175,000,000 of additional contingent payments upon the achievement of certain specified development, clinical, regulatory, and /or commercialization milestones. The consideration, including the License Agreement up-front payment, during the development period will be deferred and recognized on a straight-line basis over the Company’s expected period of performance during the development period, which is currently estimated to be the 24 month period ending December 31, 2012. The research and development milestone payments, if any, will be accounted for according to FASB ASC 605-28, Milestone Method, wherein they will be recognized as revenue in the period earned, provided the criteria of ASC 605-28 are met at the time of such respective milestone payments. The Company may also receive royalty payments on any sales of IPX066 by GSK, which will be recognized as revenue in the period earned. Upon exercise of its option for the follow-on product, GSK is required to pay a fee to the Company, of which the Company will defer such payment and recognize revenue over the expected period of performance of the follow-on product development period. The Company and GSK are each generally responsible for costs incurred to complete their respective development activities, except in limited circumstances as specified in the License Agreement. The License Agreement and Supply Agreement will continue until GSK no longer has any royalty payment obligations to the Company, or if the License Agreement and Supply Agreement are terminated earlier in accordance with their contractual terms. The License Agreement and Supply Agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the respective agreements.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, the Company and Endo Pharmaceuticals, Inc. (“Endo”) entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead brand product candidate (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $ 10,000,000 up-front payment. The Company has the potential to receive up to an additional $ 30,000,000 of contingent payments upon achievement of certain specified clinical and regulatory milestones. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists. The $ 10,000,000 up-front payment is being recognized as revenue on a straight-line basis over a period of 91 months, which is the Company’s estimated expected period of performance of the Endo Agreement Product research and development activities, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company’s NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability. Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for the sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Pfizer Co-Promotion Agreement”). Under the terms of the Pfizer Co-Promotion Agreement, effective April 1, 2010, the Company provides physician detailing sales call services for Pfizer’s Lyrica® product to neurologists. Effective January 1, 2010, the Company receives a fixed fee, subject to annual cost adjustment, for providing such physician detailing sales call services within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. There is no opportunity for the Company to earn incentive fees under the terms of the Pfizer Co-Promotion Agreement. Pfizer is responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the physician detailing sales force fee revenue as the related services are performed and the performance obligations are met. The Company recognized $7,070,000 and $ 7,003,000 in the six month period ended June 30, 2011 and 2010, respectively, under the Pfizer Co-Promotion Agreement, with such amounts presented in the line item “Promotional Partner” revenue on the consolidated statement of operations.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:		Six Months Ended:
(in $000’s)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Manufacturing expenses	$416	$461	$931	$1,360
Research and development	1,134	840	2,087	1,738
Selling, general & administrative	1,696	1,060	3,115	2,136

Total	$3,246	$2,361	$6,133	$5,234

The following table summarizes stock option activity:

	September 30,	September 30,
		Weighted Average
	Number of Shares Under Option	Exercise Price per Share
Outstanding at December 31, 2010	6,514,676	$10.84

Options granted	249,000	$27.97
Options exercised	(1,266,063)	$11.19
Options forfeited	(175,123)	$9.49

Outstanding at June 30, 2011	5,322,490	$11.60

Vested and expected to vest at June 30, 2011	6,117,427	$11.27

Options exercisable at June 30, 2011	3,296,686	$11.32

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

A summary of the Company’s non-vested restricted stock awards is presented below:

	September 30,	September 30,
Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	1,434,759	$12.93
Granted	168,300	$26.99
Vested	(204,431)	$8.50
Forfeited	(89,459)	$13.53

Non-vested at June 30, 2011	1,309,169	$15.48

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

12. SHARE-BASED COMPENSATION (continued)

As of June 30, 2011, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $ 28,913,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.10 years. The intrinsic value of stock options exercised during the six month period ended June 30, 2011 and 2010 was $ 16,167,000 and $ 12,897,000, respectively. The total fair value of restricted stock awards which vested during the six month period ended June 30, 2011 and 2010 was $ 1,738,000 and $ 1,677,000, respectively. As of June 30, 2011, the Company had 2,591,955 shares of common stock available for issuance of stock options, restricted stock awards, and /or stock appreciation rights.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $ 0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the six month period ended June 30, 2011 and 2010, the Company did not issue any preferred stock.

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $ 0.01 par value.

Shareholders Rights Plan

On January 20, 2009, the Board of Directors approved the adoption of a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. Under certain circumstances, if a person or group acquires, or announces its intention to acquire, beneficial ownership of 20% or more of the Company’s outstanding common stock, each holder of such right (other than the third party triggering such exercise), would be able to purchase, upon exercise of the right at a $ 15 exercise price, subject to adjustment, the number of shares of the Company’s common stock having a market value of two times the exercise price of the right. Subject to certain exceptions, if the Company is consolidated with, or merged into, another entity and the Company is not the surviving entity in such transaction or shares of the Company’s outstanding common stock are exchanged for securities of any other person, cash or any other property, or more than 50% of the Company’s assets or earning power is sold or transferred, then each holder of the rights would be able to purchase, upon the exercise of the right at a $ 15 exercise price, subject to adjustment, the number of shares of common stock of the third party acquirer having a market value of two times the exercise price of the right. The rights expire on January 20, 2012, unless extended by the Board of Directors. In connection with the shareholder rights plan, the Board of Directors designated 100,000 shares of series A junior participating preferred stock.

14. EARNINGS PER SHARE

The Company’s earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of shares of common stock outstanding for the period, along with diluted earnings per share, computed by dividing net income by the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three and six month period ended June 30, 2011 and 2010 was as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:		Six Months Ended:
(in $000’s except per share amounts)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Numerator:
Net income	$12,550	$31,348	$26,413	$162,833

Denominator:
Weighted average common shares outstanding	64,024,483	61,876,599	63,709,258	61,444,707

Effect of dilutive stock options	3,629,564	3,662,206	3,691,760	3,443,063

Diluted weighted average common shares outstanding	67,654,047	65,538,805	67,401,018	64,887,770

Basic net income per share	$0.20	$0.51	$0.41	$2.65

Diluted net income per share	$0.19	$0.48	$0.39	$2.51

For the three month period ended June 30, 2011 and 2010, the Company excluded 705,575 and 1,071,691, respectively, and for the six month period ended June 30, 2011 and 2010, the Company excluded 705,300 and 1,234,941, respectively of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.

15. COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:		Six Months Ended:
(in $000’s)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$12,550	$31,348	$26,413	$162,833
Currency translation adjustments	1,247	670	821	1,017

Comprehensive income	13,797	32,018	27,234	163,850
Comprehensive income attributable to the noncontrolling interest	—	—	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$13,797	$32,018	$27,234	$163,850

16. SEGMENT INFORMATION

The Company has two reportable segments, the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Company currently markets and sells its Global Division products within the continental United States of America and the Commonwealth of Puerto Rico.

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel, for sales of generic prescription products, directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel, for generic pharmaceutical over-the-counter and prescription products sold to unrelated third-party customers, who in-turn sell the products to third-parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” on the consolidated statement of operations. The Company also generates revenue in its Global Division from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Research Partner” revenue on the consolidated statement of operations.

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

16. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

	September 30,	September 30,	September 30,	September 30,
(in $000’s) Three Months Ended June 30, 2011	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$120,559	$5,301	$—	$125,860
Cost of revenues	63,257	2,901	—	66,158
Research and development	13,466	10,512	—	23,978
Patent Litigation	2,209	—	—	2,209
Income (loss) before provision for income taxes	$38,689	$(9,489)	$(11,460)	$17,740

(in $000’s) Three Months Ended June 30, 2010	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$149,472	$3,610	$—	$153,082
Cost of revenues	65,599	3,293	—	68,892
Research and development	10,354	10,755	—	21,109
Patent Litigation	1,769	—	—	1,769
Income (loss) before provision for income taxes	$68,062	$(11,176)	$(7,448)	$49,438

(in $000’s) Six Months Ended June 30, 2011	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$223,907	$10,604	$—	$234,511
Cost of revenues	110,431	5,841	—	116,272
Research and development	23,242	20,227	—	43,469
Patent Litigation	3,983	—	—	3,983
Income (loss) before provision for income taxes	$80,381	$(17,947)	$(23,692)	$38,742

(in $000’s) Six Months Ended June 30, 2010	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$469,302	$7,113	$—	$476,415
Cost of revenues	142,031	6,437	—	148,468
Research and development	19,789	19,629	—	39,418
Patent Litigation	3,753	—	—	3,753
Income (loss) before provision for income taxes	$296,706	$(20,500)	$(15,772)	$260,434

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $ 43,593,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company’s consolidated balance sheet at June 30, 2011.

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

17. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

Aventis Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Fexofenadine/Pseudoephedrine)

The Company was a defendant in an action brought in March 2002 by Aventis Pharmaceuticals Inc. and others in the U.S. District Court for the District of New Jersey alleging the Company’s proposed Fexofenadine and Pseudoephedrine Hydrochloride tablets, generic to Allegra-D®, infringe seven Aventis patents and seeking an injunction preventing the Company from marketing the products until expiration of the patents. The case was consolidated with similar actions brought by Aventis against five other manufacturers (including generics to both Allegra® and Allegra-D®). In March 2004, Aventis and AMR Technology, Inc. filed a complaint and first amended complaint against the Company and one of the other defendants alleging infringement of two additional patents, owned by AMR and licensed to Aventis, relating to a synthetic process for making the active pharmaceutical ingredient, Fexofenadine Hydrochloride and intermediates in the synthetic process.

On March 29, 2011, the district court entered an Order of Dismissal based upon the parties’ agreement on settlement terms, with the parties having the right to reopen the case in the event a settlement was not consummated within 60 days. The settlement was completed and a Stipulation and Order of Dismissal was entered on June 24, 2011.

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine LA)

In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents (“2008 Action”). The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600 (the “‘600 patent”), expiring on September 25, 2012 with pediatric exclusivity, the Company agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the ‘600 patent not invalid on January 20, 2010. That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn. Discovery is proceeding in the Company’s case, and no trial date has been set.

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

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)

In May 2011, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Capsules, 1 and 2 mg, generic to Detrol®, infringes U.S. Patent No. 5,382,600, expiring on September 25, 2012 with pediatric exclusivity. The Company has filed an answer and counterclaim.

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

Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)

In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. A Markman hearing was held and a decision was issued in July 2011. Discovery is proceeding, and no trial date has been set.

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

17. LEGAL AND REGULATORY MATTERS (continued)

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc. et al., v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In June 2010, Galderma moved for a preliminary injunction to bar sales by the other generic manufacturer based on two of the patents in suit, which motion was granted by the magistrate judge in a decision finding Galderma had shown a likelihood of success on the merits. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the District of Delaware on the issues of patent infringement and validity. The Court has not yet decided the case.

Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. Abbott Laboratories and Laboratoires Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)

In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. The Company filed an answer and counterclaim. In September 2010, the district court vacated the schedule and ordered a stay in the two matters related to the Company. In June 2011, the parties entered into Settlement and License Agreements and the cases were dismissed.

Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam)

In January 2010, Daiichi Sankyo, Inc. and Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Colesevelam Hydrochloride Tablets, 625 mg, generic to Welchol®. In June 2011, the parties entered into a Settlement Agreement and the case was dismissed.

Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam Powder)

In November 2010, Daiichi Sankyo, Inc. and Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Colesevelam Hydrochloride Powder, 1.875 gm/packet and 3.75 gm/packet, generic to Welchol® for Oral Suspension. The Company filed an answer and counterclaim. In June 2011, the parties entered into a Settlement Agreement and the case was dismissed.

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)

In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against the Company in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. The Company has filed an answer. A Markman hearing was held on May 24, 2011, and a decision was issued on July 25, 2011. Discovery is proceeding, and no trial date has been scheduled.

17. LEGAL AND REGULATORY MATTERS (continued)

Shionogi Pharma, Inc. and LifeCycle Pharma A/S v. Impax Laboratories, Inc. (Fenofibrate)

In April 2010, Shionogi Pharma, Inc. and LifeCycle Pharma A/S filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 40 and 120 mg, generic to Fenoglide®. The Company has filed an answer and counterclaims. Fact discovery is scheduled to close in May 2012; a Markman hearing is scheduled for June 2012 and trial for January 2013.

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

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)

In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. The Company has filed an answer and counterclaim. Discovery is proceeding. A pretrial conference and Markman hearing are set for February 22, 2013.

ALZA Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)

In November 2010, ALZA Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “ALZA”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. The complaint was subsequently amended to allege infringement of the 18, 27 and 36 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company has filed its answer. In March 2011, the case was stayed until the earlier of six months from the stay date, or, the date the district court issues an opinion on the motion for summary judgment of patent invalidity filed in Alza Corp. v. Kremers Urban, LLC, Case No. 10-00023 (D. Del.).

Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)

In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths. The Company has filed its answer and counterclaims. In June 2011, the Court issued a Scheduling Order setting the Markman hearing for May 2, 2012. The Court did not set a trial date.

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc, (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company has filed an answer and counterclaims, including a claim relating to false marking of an expired patent. Takeda filed a motion to dismiss the Company’s false marking counterclaim. The hearing for the motion is set for September 16, 2011. Discovery is proceeding, and a Markman hearing is set for December 19, 2011.

17. LEGAL AND REGULATORY MATTERS (continued)

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)

In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH (collectively “Purdue”) filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to Oxycodone Hydrochloride, Controlled Release tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin®. The Company has filed an answer and counterclaim.

Other Litigation Related to the Company’s Business

Budeprion XL Litigation

In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. The Company filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs have filed a motion for class certification and the Company has filed an opposition to that motion. The class certification hearing was held on May 17, 2011. The parties may supplement their class certification briefs on October 7, 2011 in view of the United States Supreme Court decision in Wal-Mart Stores, Inc. v. Duke. The parties may also file any motion for summary judgment on September 23, 2011, including grounds related to federal preemption of plaintiffs’ claims based on the United States Supreme Court decision in PLIVA, Inc. v. Mensing. No trial date has been scheduled.

Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR®)

On November 1, 2010, the Company filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill the Company’s orders for the generic Adderall XR® product as required by the parties’ Settlement Agreement and License and Distribution Agreement, each signed in January 2006. In addition, the Company has filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by the Company. The case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. Discovery is proceeding, and a trial is set for January 9, 2012.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly period noted is as follows:

	September 30,	September 30,
	2011 Quarter Ended:
(in $000’s except per share amounts)	March 31,	June 30,
Revenue:
Global Product sales, gross	$151,832	$181,972
Less:
Chargebacks	35,216	39,395
Rebates	12,709	17,392
Product Returns	2,706	1,799
Other credits	8,863	12,261

Global Product sales, net	92,338	111,125

Rx Partner	4,120	6,303
OTC Partner	1,943	1,184
Research Partner	6,715	3,713
Promotional Partner	3,535	3,535

Total revenues	108,651	125,860

Gross profit	58,537	59,702

Net income	$13,863	$12,550

Net income per share (basic)	$0.22	$0.20

Net income per share (diluted)	$0.21	$0.19

Weighted Average:
common shares outstanding:
Basic	63,390,527	64,024,483

Diluted	67,044,266	67,654,047

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

18.	SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly period noted is as follows:

	September 30,	September 30,
	2010 Quarter Ended:
(in $000’s except per share amounts)	March 31,	June 30,
Revenue:
Global Product sales, gross	$426,658	$224,657
Less:
Chargebacks	56,168	49,420
Rebates	29,425	16,739
Product Returns	7,400	4,596
Other credits	23,888	15,925

Global Product sales, net	309,777	137,977

Rx Partner	4,903	5,802
OTC Partner	1,765	2,309
Research Partner	3,385	3,494
Promotional Partner	3,503	3,500

Total revenues	323,333	153,082

Gross profit	243,757	84,190

Net income	$131,485	$31,348

Net income per share (basic)	$2.16	$0.51

Net income per share (diluted)	$2.06	$0.48

Weighted Average:
common shares outstanding:
Basic	61,008,015	61,876,599

Diluted	63,865,678	65,538,805

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

Statements included in this Quarterly Report on Form 10-Q not related to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, the effect of current economic conditions on our industry, business, financial position and results of operations, our ability to maintain an effective system of internal control over financial reporting, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products, reductions or loss of business with any significant customer or a reduction in sales of any significant product, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on alliance and collaboration agreements, the availability of raw materials, our ability to comply with legal and regulatory requirements governing the pharmaceutical and healthcare industries, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims and other risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Overview

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of August 1, 2011, we marketed 102 generic pharmaceuticals, which represent dosage variations of 30 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of 4 different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. We have 40 applications pending at the FDA, including 2 tentatively approved by the FDA, and 80 other products in various stages of development for which applications have not yet been filed.

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

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label, the “Rx Partner” sales channel, for generic prescription products manufactured pursuant to agreements with unrelated third-party pharmaceutical entities who, in-turn sell such product under their own label; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products manufactured pursuant to agreements with unrelated third-party pharmaceutical entities who, in-turn sell such product under their own label. Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” on the consolidated statement of operations. We sell our Global Division products within the continental United States of America and the Commonwealth of Puerto Rico. We have no sales in foreign countries. We also generate revenue from research and development services provided under a joint development agreement with another pharmaceutical company, and report such revenue under the caption “Research partner” revenue on the consolidated statement of operations. We provide theses services through the research and development group in our Global Division.

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

Pursuant to a license and distribution agreement, we are dependent on an unrelated third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell. We experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement during the three and six months ended June 30, 2011 and the fiscal year ended December 31, 2010. In November 2010, we filed suit against the third party supplier of our authorized generic of Adderall XR® for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement. If we suffer supply disruptions related to our authorized generic Adderall XR® product in the future, our consolidated revenues and relationships with our customers may be materially adversely affected. Further, we may enter into similar license and distribution agreements in the future. Any delay or interruption in the supply of product under such agreements could curtail or delay our product shipments and adversely affect our consolidated revenues, as well as jeopardize our relationships with customers.

Manufacturing and Quality Control

In June 2011, we received a warning letter from the U.S. Food and Drug Administration (FDA) related to an on-site FDA inspection of our Hayward, California manufacturing facility conducted between December 13, 2010 and January 21, 2011. In the warning letter, the FDA cited deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards. In summary, the FDA observations related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications. The FDA observations do not place restrictions on our ability to manufacture and ship our products. The warning letter is available on the FDA’s website at www.fda.gov.

We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review. This work is ongoing and we are committed to improving our quality control and manufacturing practices. In late June 2011, we filed our response with the FDA and will continue to cooperate with the FDA to resolve the FDA observations. We have made significant quality improvements and are working to complete the material elements of our internal work as quickly as possible. Upon the completion of our internal work, we will request a FDA re-inspection of our Hayward, California manufacturing facility, with the goal of being able to close out the observations to FDA’s satisfaction by the early part of first quarter 2012. However, the timing of the re-inspection is wholly dependent upon FDA’s availability and there can be no assurance the FDA will be satisfied with our responses and corrective actions and /or will not identify additional observations upon their re-inspection. Unless and until our corrective action is completed to the FDA’s satisfaction, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations. Additionally, the FDA may withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until the FDA observations are resolved. If we are unable to promptly correct the issues raised in the warning letter, our business, consolidated results of operations and consolidated financial condition could be materially adversely affected. See “Risk Factors — We have received a warning letter from the FDA. If we are unable to promptly correct the issues raised in the warning letter, our business, consolidated results of operations and consolidated financial condition could be materially adversely affected.”

Impact of Economic and Regulatory Conditions

The global economy has undergone a period of significant volatility which has lead to diminished credit availability, declines in consumer confidence, and increases in unemployment rates. There remains caution about the stability of the U.S. economy, and there can be no assurances further deterioration in the financial markets will not occur. These factors and others impacting the global economic condition have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular. In addition, we have exposure to many different industries and counterparties, including our partners under our alliance and collaboration agreements, suppliers of raw chemical materials, drug wholesalers and other customers who may be affected by an unstable economic environment. Any economic instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us which could adversely affect our business, consolidated financial position, and consolidated results of operations. Healthcare costs have risen significantly over the past decade. There have been, and continue to be, new and proposed healthcare regulations, including the enacted “Healthcare Reform Law,” to reduce healthcare spending and contain costs. Certain reform initiatives may impose significant new regulations to limit prices on currently marketed products and future products currently under development, or require us to agree to provide product rebates on certain items to government payers, which may be significant. These limitations could, in turn, reduce the amount of revenues we will be able to ultimately earn in the future from sales of our products and services.

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

Chargebacks. We have agreements establishing contract prices for certain products with certain indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. An estimated accrued provision for chargeback deductions is recognized at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the six months ended June 30, 2011 and the year ended December 31, 2010:

	September 30,	September 30,
	June 30,	December 31
	2011	2010
	($ in 000s)
Chargeback reserve
Beginning balance	$14,918	$21,448
Provision recorded during the period	74,611	181,566
Credits issued during the period	(79,217)	(188,096)

Ending balance	$10,312	$14,918

Provision as a percent of gross Global Product sales	22%	19%

The increase in the provision for estimated chargebacks as a percent of gross Global Product sales, resulted principally from lower sales and higher average chargebacks related to our tamsulosin product, resulting in higher overall aggregate average chargebacks as a percentage of gross Global Product sales in the six months ended June 30, 2011. In this regard, our tamsulosin product generally resulted in higher aggregate gross Global Product sales and generally carried a lower average chargeback credit amount in the prior year period during a contractual market exclusivity period upon the products initial market launch. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. However, sales of our tamsulosin product have decreased significantly since the expiration of the 2010 contractual market exclusivity period as additional competing generic versions of the product entered the market beginning in late April 2010, and have resulted in both price erosion and reduction of our market-share.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. An estimated accrued provision for rebate deductions is recognized at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross Global Product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the six months ended June 30, 2011 and the year ended December 31, 2010:

	September 30,	September 30,
	June 30,	December 31
	2011	2010
	($ in 000s)
Rebate reserve
Beginning balance	$20,892	$37,781
Provision recorded during the period	30,101	91,064
Credits issued during the period	(34,155)	(107,953)

Ending balance	$16,838	$20,892

Provision as a percent of gross Global Product sales	9%	9%

As noted above, the provision for rebates, as a percent of gross Global Product sales, remained consistent period-over-period.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the product returns reserve for six months ended June 30, 2011 and the year ended December 31, 2010:

	September 30,	September 30,
	June 30,	December 31
	2011	2010
	($ in 000s)
Product Returns Reserve
Beginning balance	$33,755	$22,114
Provision related to sales recorded in the period	4,505	15,821
Credits issued during the period	(8,188)	(4,180)

Ending balance	$30,072	$33,755

Provision as a percent of gross Global Product sales	1.4%	1.6%

As noted above, the provision for returns, as a percent of gross Global Product sales, remained consistent period-over-period.

Medicaid Rebate. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $ 11,957,000 and $ 12,475,000 as of June 30, 2011 and December 31, 2010, respectively. The accrual for Medicaid rebate payments increased significantly beginning in 2009 as a result of the launch of our authorized generic Adderall XR® products in October 2009; which require such Medicaid rebate payments to be calculated under the regulations applicable to brand products.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of certain products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $ 1,429,000 and $ 281,000 as of June 30, 2011 and December 31, 2010, respectively. Historically, differences between our estimated and actual credits issued for shelf stock adjustments have not been significant.

Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $ 654,000 and $ 539,000 at June 30, 2011 and December 31, 2010, respectively.

Rx Partner and OTC Partner. Each of our alliance and collaboration agreements involves multiple deliverables in the form of products, services and/or licenses over extended periods. FASB ASC Topic 605-25 supplemented SAB 104 for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement or the Company’s estimated expected period of performance using either the straight-line method or a modified proportional performance method. Under the modified proportional performance method, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the agreement relative to the estimated total recognition period of the particular agreement. The amount of revenue recognized in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of years estimated to be the recognition period. The remaining balance of the amount realized is then recognized in equal amounts in each of the succeeding years of the recognition period. Thus, for example, with respect to profit share or royalty payments reported by an alliance and collaboration agreement partner during the third year of an agreement with an estimated revenue recognition period of 15 years, 3 / 15 of the amount reported is recognized as revenue in the year reported and 1/15 of the amount reported is recognized as revenue during each of the remaining 12 years.

OTC Partner revenue is related to our alliance and collaboration agreement with Pfizer Inc. (formerly Wyeth) with respect to supply of over-the-counter pharmaceutical products and related research and development services. We initially defer all revenue earned under our OTC Partner alliance and collaboration agreement. We also defer direct product manufacturing costs to the extent such costs are reimbursable by the OTC Partner. The product manufacturing costs in excess of amounts reimbursable by the OTC Partner are recognized as current period cost of revenue. We recognize revenue as OTC Partner revenue and amortize deferred product manufacturing costs as cost of revenues — as we fulfill our contractual obligations. Revenue is recognized and associated costs are amortized over the alliance and collaboration agreement’s term of the arrangement or our expected period of performance, using a modified proportional performance method. Under the modified proportional performance method of revenue recognition utilized by us, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the alliance and collaboration agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance and collaboration agreement and the denominator of which is the total estimated life of the alliance and collaboration agreement. The amount recognized as revenue during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and /or the fair value received. The result of the modified proportional performance method is a greater portion of the revenue is recognized in the initial period with the remaining balance being recognized ratably over either the remaining life of the arrangement or the expected period of performance of the alliance and collaboration agreement.

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

Promotional Partner. We have entered into a promotional services agreement with an unrelated third-party pharmaceutical company under which we provide physician detailing sales calls services to promote certain of the unrelated third-party company’s branded drug products. We receive service fee revenue in exchange for providing this service. We recognize revenue from the provision of physician detailing sales calls as such services are rendered and the performance obligations are met and from contingent payments, if any, at the time they are earned.

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

As an illustration, the consideration received from the provision of research and development services under the License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”), including the up-front fee and payments received for manufacturing clinical supplies, will initially be deferred and then recognized as revenue on a straight-line basis over our expected period of performance during the development period, which is currently estimated to be the 24 month period ending December 31, 2012. If the expected period of performance is different from our estimate, then the revenue recognition period will be adjusted on a prospective basis. In this regard, if we were to estimate our period of performance to require significantly more time, then the License, Development and Commercialization Agreement revenue recognition period would be increased on a prospective basis, resulting in a reduced periodic amount of revenue recognized in current and future periods.

Additionally, for example, the consideration received from the provision of research and development services under the Joint Development Agreement with Medicis, including the up-front fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized on a straight-line basis over our expected period of performance to provide research and development services under the Joint Development Agreement which is estimated to be a 48 month period, starting in December 2008 (upon receipt of the $ 40.0 million upfront payment) and ending in November 2012 (upon estimated FDA approval of the fifth and final submission). The FDA approval of the final submission under the Joint Development Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of FDA approval for the final submission under the Joint Development Agreement is different from our estimate, the revenue recognition period will change on a prospective basis at the time such event occurs. While no such change in the estimated life of the Medicis Joint Development Agreement has occurred to date, if we were to conclude significantly more time will be required to obtain FDA approval, then we would increase our estimate of the revenue recognition period under the Joint Development Agreement, resulting in a reduced periodic amount of revenue recognized in current and future periods.

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

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and /or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at June 30, 2011. Our deferred compensation liability is carried at fair value, based upon observable market values. We had no debt outstanding as of June 30, 2011. Our only remaining debt instrument at June 30, 2011 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow against it.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month period ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended
	June 30,	June 30,	Increase/
	2011	2010	(Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%

Total revenues	$125,860	$153,082	$(27,222)	(18)%

Gross profit	59,702	84,190	(24,488)	(29)%

Income from operations	18,006	49,294	(31,288)	(64)%

Income before income taxes	17,740	49,438	(31,698)	(64)%
Provision for income taxes	5,214	18,130	(12,916)	(71)%

	12,526	31,308	(18,782)	(60)%
Non-controlling interest	24	40	(16)	(40)%

Net income	$12,550	$31,348	$(18,798)	(60)%

Net Income

Net income for the three month period ended June 30, 2011 was $ 12.6 million, a decrease of $ 18.8 million as compared to $ 31.4 million for the three month period ended June 30, 2010, primarily attributable to decreased Global Product sales, net, principally driven by a decrease in revenue earned from the sale of our tamsulosin product, a generic version of Flomax® used to improve symptoms associated with an enlarged prostate, resulting in a period-over-period decrease in total revenues and gross profit, partially offset by a corresponding decrease in the provision for income taxes. In the three month period ended June 30, 2010, sales of our tamsulosin product benefited from an eight week contractual market exclusivity period which commenced March 2, 2010, for which there was no similar contractual market exclusivity period in the three month period ended June 30, 2011. Moreover, as discussed throughout this section, we continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products, indicated for the treatment of attention deficit hyperactivity disorder, and fenofibrate products, a cholesterol-lowering drug, during the three month period ended June 30, 2011. With respect to our authorized generic Adderall XR® products, we are dependent on an unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. We experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement during the three month period ended June 30, 2011. Any continued delay or interruption in whole or part in the supply of our authorized generic Adderall XR® products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our consolidated revenues, as well as jeopardize our relationships with our customers. Any significant diminution in the consolidated revenue and /or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and /or product supply disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the three month period ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Increase/
	June 30,	June 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
Revenues:
Global Product sales, net	$111,125	$137,977	$(26,852)	(20)%
Rx Partner	4,866	5,802	(936)	(16)%
OTC Partner	1,184	2,309	(1,125)	(49)%
Research Partner	3,384	3,384	—	—

Total revenues	120,559	149,472	(28,913)	(19)%

Cost of revenues	63,257	65,599	(2,342)	(4)%

Gross profit	57,302	83,873	(26,571)	(32)%

Operating expenses:
Research and development	13,466	10,354	3,112	30%
Patent litigation	2,209	1,769	440	25%
Selling, general and administrative	2,938	3,688	(750)	(20)%

Total operating expenses	18,613	15,811	2,802	18%

Income from operations	$38,689	$68,062	$(29,373)	(43)%

Revenues

Total revenues for the Global Division for the three month period ended June 30, 2011, were $ 120.6 million, a decrease of 19% over the same period in 2010, principally driven by a decrease in revenue related to Global Product sales, as more fully discussed below.

Global Product sales, net, were $ 111.1 million for the three month period ended June 30, 2011, a decrease of 20% over the same period in 2010, primarily as a result of lower sales of our tamsulosin and authorized generic Adderall XR® products, partially offset by higher sales of our fenofibrate products. As noted, we commenced sales of our tamsulosin product, on March 2, 2010 and had a contractual market exclusivity period for this product for the succeeding eight weeks and, as a result, we were able to achieve high market-share penetration in the three month period ended June 30, 2010. Following the expiration of our market exclusivity, competing generic versions to our own generic version of the tamsulosin product began entering the market in April 2010, resulting in both price erosion and reduction of our market share. With respect to sales of our authorized generic Adderall XR® products, the decrease resulted from the product supply disruptions noted above. With respect to sales of our fenofibrate products, the increase resulted from a continued increase in general demand for generic versions of cholesterol-lowering drugs.

Rx Partner revenues were $ 4.9 million for the three month period ended June 30, 2011, a decrease of 16% over the prior year period attributable to lower sales of our products marketed under the Teva Agreement, including generic Wellbutrin® XL 300mg, as a result of lower overall product orders from Teva.

OTC Partner revenues were $ 1.2 million for the three month period ended June 30, 2011, representing a decrease of 49% over the prior year period, resulting from lower sales of our product marketed under our alliance agreement with Pfizer.

Research Partner revenues were $ 3.4 million for the three month period ended June 30, 2011, with no change from the prior year period.

Cost of Revenues

Cost of revenues was $ 63.3 million for the three month period ended June 30, 2011 a decrease of $ 2.3 million, from the prior year period primarily related to lower sales of our tamsulosin and authorized generic Adderall XR® products, as discussed above.

Gross Profit

Gross profit for the three month period ended June 30, 2011 was $ 57.3 million, or approximately 48% of total revenues, as compared to $ 83.9 million, or approximately 56% of total revenue, in the prior year period. The lower gross profit in our Global Division in the three months ended June 30, 2011 was primarily due to lower sales of our tamsulosin and authorized generic Adderall XR® products, as discussed above.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2011 were $ 13.5 million, an increase of 30%, as compared to the same period of the prior year. Generic research and development expenses increased $ 3.1 million primarily as a result of $ 1.9 million higher spending on outside development costs and $ 1.1 million of additional depreciation expense related to equipment used in research and development activities.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended June 30, 2011 and 2010 were $ 2.2 million and $ 1.8 million, respectively, an increase of $ 0.4 million due to higher overall activity in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2011 were $ 2.9 million, a 20% decrease over the prior year period, primarily attributable to $ 0.3 million in lower executive-level compensation, a decrease in product freight charges of $ 0.2 million; and lower post-approval product clinical study costs of $ 0.3 million.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month period ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended,		Increase/
	June 30,	June 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)

Revenues:
Rx Partner	$1,437	$—	$1,473	nm
Promotional Partner	3,535	3,500	35	1%
Research Partner	329	110	219	199%

Total revenues	5,301	3,610	1,691	47%

Cost of revenues	2,901	3,293	(392)	(12)%

Gross profit	2,400	317	2,083	657%

Operating expenses:
Research and development	10,512	10,755	(243)	(2)%
Selling, general and administrative	1,377	738	639	87%

Total operating expenses	11,889	11,493	396	3%

Loss from operations	$(9,489)	$(11,176)	$1,687	15%

- nm - not meaningful

Revenues

Total revenues were $ 5.3 million for the three month period ended June 30, 2011, an increase of 47% compared to the same period in the prior year, principally driven by $ 1.4 million of Rx Partner revenue recognition related to the up-front payment received under our License, Development and Commercialization Agreement with GSK entered into in December 2010, for which there were no similar revenues in the prior year period. In addition, for the three month period ended June 30, 2011, we recognized $ 0.3 million of Research Partner revenue resulting from our Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc (“Endo”). We entered into the Development and Co-Promotion Agreement with Endo in June 2010, and recognized $ 0.1 million of revenue in the prior year period.

Cost of Revenues

Cost of revenues was $ 2.9 million for the three month period ended June 30, 2011, with no individually significant changes from the same period in 2010. Cost of revenues for the Impax Division is primarily composed of expenditures related to our sales force which provides physician detailing services under a promotional services agreement with an unrelated pharmaceutical company.

Gross Profit

Gross profit for the three month period ended June 30, 2011 was $ 2.4 million, an increase of $ 2.1 million over the prior year period primarily resulting from increases in Rx Partner and Research Partner revenues as discussed above.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2011 were $ 10.5 million, a slight decrease of 2%, as compared to $ 10.8 million in the prior year period, principally driven by research and development expenses related to our branded product initiatives, including a decrease of $ 1.4 million for clinical study costs partially offset by increases of $ 0.4 million for personnel-related costs, $ 0.3 for product development costs, and $ 0.3 million for outside services used in research related activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 1.4 million in the current period as compared to $ 0.7 million in the prior period, primarily related to increases of $ 0.4 in new product planning activities, and $ 0.2 for marketing personnel-related costs.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the three month period ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Increase/
	June 30,	June 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)

General and administrative expenses	$11,194	$7,592	3,602	47%

Loss from operations	(11,194)	(7,592)	(3,602)	(47)%

Other expense, net	(545)	(25)	(520)	nm
Interest income	290	192	98	51%
Interest expense	(11)	(23)	12	52%
Loss before income taxes	(11,460)	(7,448)	(4,012)	(54)%
Provision for income taxes	$5,214	$18,130	(12,913)	(71)%

- nm - not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2011 were $ 11.2 million, a $ 3.6 million increase over the prior period, principally driven by an increase in corporate legal expenses of $ 3.3 million, and higher executive compensation-related expenses of $ 0.3 million.

Other expense, net

Other expense, net for the three month period ended June 30, 2011 increased principally from the realization of a transaction loss related to the settlement of a foreign currency denominated obligation.

Interest Income

Interest income in the three month period ended June 30, 2011 was $ 0.3 million, with a period over period increase of $ 0.01 million resulting from higher average balances of cash and cash equivalents and short-term investments.

Interest Expense

Interest expense in the three month period ended June 30, 2011 and 2010 was primarily the result of the amortization of deferred financing costs.

Income Taxes

We calculate our interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, we make an estimate of the annual United States domestic and foreign jurisdictions’ expected effective tax rates and apply these rates to their respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rates includes modifications, which were projected for the year, for share-based compensation, the domestic manufacturing deduction, and federal and state research and development credits, among others. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which such change occurs.

During the three month period ended June 30, 2011, we recorded an aggregate tax provision of $ 5.2 million for United States domestic income taxes and for foreign income taxes. In the three month period ended June 30, 2010, we recorded an aggregate tax provision of $ 18.1 million for United States domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower income before taxes in the three month period ended June 30, 2011 as compared to the same period in the prior year, resulting principally from the reduced products sales revenue and gross profit as discussed above. The tax provision for the three month period ended June 30, 2011 includes the effect of the federal research and development tax credit, enacted on December 17, 2010, retroactive to January 1, 2010. Conversely, the tax provision for the three months ended June 30, 2010 does not include the effect of a federal research and development tax credit which had previously expired on December 31, 2009. The effective tax rate of 29% for the three month period ended June 30, 2011 was lower than the effective tax rate of 37% for the three month period ended June 30, 2010, primarily due to the absence of the federal research and development tax credit in the prior year period. In addition, due to the lower level of income before income taxes in the three month period ended June 30, 2011 as compared to the prior year period, the aggregate net federal and state research and development tax credits have a more pronounced effect on our overall consolidated effective tax rate in the current year period.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Overview:

The following table sets forth our summarized, consolidated results of operations for the six month period ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Six Months Ended		Increase/
	June 30,	June 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)

Total revenues	$234,511	$476,415	$(241,904)	(51)%

Gross profit	118,239	327,947	(209,708)	(64)%

Income from operations	38,699	260,272	(221,573)	(85)%

Income before income taxes	38,742	260,434	(221,692)	(85)%
Provision for income taxes	12,358	97,613	(85,255)	(87)%

	26,384	162,821	(136,437)	(84)%
Non-controlling interest	29	12	17	142%

Net income	$26,413	$162,833	$(136,420)	(84)%

Net Income

Net income for the six month period ended June 30, 2011 was $ 26.4 million, a decrease of $ 136.4 million as compared to $ 162.8 million for the six month period ended June 30, 2010, primarily attributable to decreased Global Product sales, net, principally driven by a decrease in revenue earned from the sale of our tamsulosin product, a generic version of Flomax® used to improve symptoms associated with an enlarged prostate, resulting in a period-over-period decrease in total consolidated revenues and gross profit, partially offset by a corresponding decrease in the provision for income taxes. In the six month period ended June 30, 2010, sales of our tamsulosin product benefited from an eight week contractual market exclusivity period which commenced on March 2, 2010, and for which there was no similar contractual market exclusivity period in the six month period ended June 30, 2011. Moreover, as discussed throughout this section, we continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products, indicated for the treatment of attention deficit hyperactivity disorder, and fenofibrate products, a cholesterol-lowering drug, during the six months ended June 30, 2011. With respect to our authorized generic Adderall XR® products, we are dependent on an unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. We experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement during the six month period ended June 30, 2011. Any continued delay or interruption in whole or part in the supply of our authorized generic Adderall XR® products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our consolidated revenues, as well as jeopardize our relationships with our customers. Any significant diminution in the consolidated revenue and /or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and /or product supply or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the six month period ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Six Months Ended		Increase/
	June 30,	June 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
Revenues:
Global Product sales, net	$203,463	$447,754	$(244,291)	(55)%
Rx Partner	7,548	10,705	(3,157)	(30)%
OTC Partner	3,127	4,074	(947)	(23)%
Research Partner	9,769	6,769	3,000	44%

Total revenues	223,907	469,302	(245,395)	(52)%

Cost of revenues	110,431	142,031	(31,600)	(22)%

Gross profit	113,476	327,271	(213,795)	(65)%

Operating expenses:
Research and development	23,242	19,789	3,453	17%
Patent litigation	3,983	3,753	230	6%
Selling, general and administrative	5,870	7,023	(1,153)	(16)%

Total operating expenses	33,095	30,565	2,530	8%

Income from operations	$80,381	$296,706	$(216,325)	(73)%

Revenues

Total revenues for the Global Division for the six month period ended June 30, 2011, were $ 223.9 million, a decrease of 52% over the same period in 2010.

Global Product sales, net, were $ 203.5 million for the six month period ended June 30, 2011, a decrease of 55% over the same period in 2010, primarily as a result of lower sales of our tamsulosin and authorized generic Adderall XR® products, partially offset by higher sales of our fenofibrate products. As noted, we commenced sales of our tamsulosin product, on March 2, 2010 and had a contractual market exclusivity period for this product for the succeeding eight weeks and, as a result, we were able to achieve high market-share penetration in the six month period ended June 30, 2010. Following the expiration of our market exclusivity, competing generic versions to our own generic version of the tamsulosin product began entering the market in April 2010, resulting in both price erosion and reduction of our market share. With respect to sales of our authorized generic Adderall XR® products, the decrease resulted from the product supply disruptions noted above. With respect to the sales of our fenofibrate products, the increase resulted from a continued increase in general demand for generic versions of cholesterol-lowering drugs.

Rx Partner revenues were $ 7.5 million for the six month period ended June 30, 2011, a decrease of 30% over the prior year period attributable to lower sales of our products marketed under the Teva Agreement, including generic Wellbutrin® XL 300mg, as a result of lower overall product orders from Teva.

OTC Partner revenues were $ 3.1 million for the six month period ended June 30, 2011, representing a decrease of 23% over the prior year period, resulting from lower sales of our product marketed under our alliance agreement with Pfizer.

Research Partner revenues were $ 9.8 million for the six month period ended June 30, 2011, an increase of $ 3.0 million over the prior year period, resulting from the recognition of revenue related to a $ 3.0 milestone payment which was earned in the six months ended June 30, 2011.

Cost of Revenues

Cost of revenues was $ 110.4 million for the six month period ended June 30, 2011 a decrease of $ 31.6 million, or 22%, from the prior year period primarily related to lower sales of our tamsulosin and authorized generic Adderall XR® products, as discussed above.

Gross Profit

Gross profit for the six month period ended June 30, 2011 was $ 113.5 million, or approximately 51% of total revenues, as compared to $ 327.3 million, or approximately 70% of total revenue, in the prior year period. The lower gross profit in our Global Division in the six month period ended June 30, 2011 was primarily due to lower sales of our tamsulosin products and authorized generic Adderall XR® products, as discussed above.

Research and Development Expenses

Total research and development expenses for the six month period ended June 30, 2011 were $ 23.2 million, an increase of 17%, as compared to the same period of the prior year. Generic research and development expenses increased primarily as a result of an increase of $ 1.9 million in outside development costs, $ 1.1 million of additional depreciation expense related to equipment used in research and development activities, and $ 0.8 million higher spending on bio-equivalency study costs, partially offset by $ 0.4 million of lower expenses related to active pharmaceutical ingredients used for research purposes.

Patent Litigation Expenses

Patent litigation expenses for the six month period ended June 30, 2011 and 2010 were $ 4.0 million and $3.8 million, respectively, a slight increase of $ 0.2 million due to higher overall activity in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2011 were $ 5.9 million, a 16% decrease over the prior year period, including $ 0.5 million in lower sales incentive compensation costs, $ 0.6 million in lower executive-level compensation costs, and a decrease in product freight charges of $ 0.4 million.

Impax Division

The following table sets forth results of operations for the Impax Division for the six month period ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Six Months Ended,		Increase/
	June 30,	June 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
Revenues:
Rx Partner	$2,875	$—	$2,875	nm
Promotional Partner	7,070	7,003	67	1%
Research Partner	659	110	549	nm

Total revenues	10,604	7,113	3,491	49%

Cost of revenues	5,841	6,437	(596)	(9)%

Gross profit	4,763	676	4,087	nm

Operating expenses:
Research and development	20,227	19,629	598	3%
Selling, general and administrative	2,483	1,547	936	61%

Total operating expenses	22,710	21,176	1,534	7%

Loss from operations	$(17,947)	$(20,500)	$2,553	13%

- nm - not meaningful

Revenues

Total revenues were $ 10.6 million for the six month period ended June 30, 2011, an increase of 49% compared to the same period in the prior year, principally driven by $ 2.9 million of Rx Partner revenue recognition related to the up-front payment received under our License, Development and Commercialization Agreement with GSK entered into in December 2010, for which there were no similar revenues in the prior year period. In addition, for the six month period ended June 30, 2011, we recognized $ 0.7 million of Research Partner revenue resulting from our Development and Co-Promotion Agreement with Endo. We entered into the Development and Co-Promotion Agreement with Endo in June 2010, and recognized $ 0.1 million of revenue in the prior year period.

Cost of Revenues

Cost of revenues was $ 5.8 million for the six month period ended June 30, 2011, with no individually significant changes from the same period in 2010. Cost of revenues for the Impax Division is primarily composed of expenditures related to our sales force which provides physician detailing services under a promotional services agreement with an unrelated pharmaceutical company.

Gross Profit

Gross profit for the six month period ended June 30, 2011 was $ 4.8 million, an increase of $ 4.1 million over the prior year period primarily resulting from increases in Rx Partner and Research Partner revenues as described above.

Research and Development Expenses

Total research and development expenses for the six month period ended June 30, 2011 were $ 20.2 million, an increase of 3%, as compared to $ 19.6 million in the prior year period, with the $ 0.6 million increase principally driven by research and development expenses related to our branded product initiatives, including increases of $ 1.0 million for consulting expenses, $ 0.3 million for personnel-related costs, and $ 0.3 for product development, partially offset by a decrease of $ 1.1 million for clinical study costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 2.5 million in the six month period ended June 30, 2011 as compared to $ 1.5 million in the prior year period with the increase primarily related to increases of $ 0.5 in new product planning activities, and $ 0.2 for marketing personnel-related costs.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the six month period ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Six Months Ended		Increase/
	June 30,	June 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)

General and administrative expenses	$23,735	$15,934	7,801	49%

Loss from operations	(23,735)	(15,934)	(7,801)	(49)%

Other expense, net	(540)	(42)	(498)	nm
Interest income	611	274	337	123%
Interest expense	(28)	(70)	42	60%
Loss before income taxes	(23,692)	(15,772)	(7,920)	(50)%
Provision for income taxes	$12,358	$97,613	(85,255)	(87)%

- nm - not meaningful

General and Administrative Expenses

General and administrative expenses for the six month period ended June 30, 2011 were $ 23.7 million, a $7.8 million increase over the prior period, principally driven by higher corporate legal expenses of $ 4.7 million, an increase in executive compensation-related expenses of $ 1.7 million, and an increase in information technology systems related expenses of $ 1.7 million.

Other expense, net

Other expense, net for the six month period ended June 30, 2011 increased principally from the realization of a transaction loss related to the settlement of a foreign currency denominated obligation.

Interest Income

Interest income in the six month period ended June 30, 2011 was $ 0.6 million, with a period over period increase of $ 0.3 million resulting from higher average balances of cash and cash equivalents and short-term investments.

Interest Expense

Interest expense in the six month period ended June 30, 2011 and 2010 was primarily the result of the amortization of deferred financing costs.

Income Taxes

We calculate our interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, we make an estimate of the annual United States domestic and foreign jurisdictions’ expected effective tax rates and apply these rates to their respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rates includes modifications, which were projected for the year, for share-based compensation, the domestic manufacturing deduction, and federal and state research and development credits, among others. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which such change occurs.

During the six month period ended June 30, 2011, we recorded an aggregate tax provision of $ 12.4 million for United States domestic income taxes and for foreign income taxes. In the six month period ended June 30, 2010, we recorded an aggregate tax provision of $ 97.6 million for United States domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower income before taxes in the six month period ended June 30, 2011 as compared to the same period in the prior year, resulting principally from the reduced products sales revenue and gross profit as discussed above. The tax provision for the six month period ended June 30, 2011 includes the effect of the federal research and development tax credit, enacted on December 17, 2010, retroactive to January 1, 2010. Conversely, the tax provision for the six month period ended June 30, 2010 does not include the effect of a federal research and development tax credit which had previously expired on December 31, 2009. The effective tax rate of 32% for the six month period ended June 30, 2011 was lower than the effective tax rate of 37% for the six month period ended June 30, 2010, primarily due to the absence of the federal research and development tax credit in the prior year period. In addition, due to the lower level of income before income taxes in the six month period ended June 30, 2011 as compared to the prior year period, the aggregate net federal and state research and development tax credits have a more pronounced effect on our overall consolidated effective tax rate in the current year period.

Liquidity and Capital Resources

We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.

We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future. We estimate research and development expenses will be approximately $ 87.0 million and patent litigation expenses will be approximately $ 13.0 million for the 12 month period ending December 31, 2011. Additionally, for the 12 month period ended December 31, 2011, we estimate incurring charges of approximately $ 10.0 million related to the development and implementation of quality control and manufacturing improvements associated with our response to the observations raised in the warning letter. We also anticipate incurring capital expenditures of approximately $ 69.0 million during the 12 months ending December 31, 2011, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California, and our packaging and distribution facilities in the Commonwealth of Pennsylvania, and the continuing construction of our manufacturing facility in Jhunan, Taiwan, R.O.C. In addition, we are generally required to make cash expenditures to manufacture and /or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash.

We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and /or licensing agreements, as well as from the debt and /or equity capital markets to fund the planned capital expenditures, our research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions.

Cash and Cash Equivalents

At June 30, 2011, we had $ 138.2 million in cash and cash equivalents, an increase of $ 46.4 million as compared to December 31, 2010. As more fully discussed below, the increase in cash and cash equivalents during the six month period ended June 30, 2011 was primarily driven by $ 45.2 million of cash provided by investing activities, which included net maturities of short-term investments of $ 59.7 million partially offset by $ 14.6 million of purchases of property, plant, and equipment. The increase in cash was also favorably impacted by $ 10.8 million received from the exercise of stock options and employee stock purchase plan contributions.

Cash Flows

Six Month Period Ended June 30, 2011 Compared to the Six Month Period Ended June 30, 2010.

Net cash used in operating activities for the six month period ended June 30, 2011 was $ 15.2 million, a decrease of $ 243.3 million as compared to the prior year period $ 228.1 million net cash provided by operating activities. The period-over-period decrease in net cash provided by operating activities principally resulted from higher accounts receivable, lower accounts payable and accrued expenses, and lower net income period-over-period. The balance of accounts receivable was $ 121.1 million at June 30, 2011, resulting in a $ 39.1 million use of cash for the six month period ended June 30, 2011, compared to the same period in the prior year when accounts receivable resulted in a $ 49.7 million source of cash flows. In addition, lower levels of accounts payable and accrued expenses resulted in a period-over-period decrease of $ 32.0 million in cash flows. The decrease in cash provided by accounts receivable, for the six month period ended June 30, 2011 as compared to the prior year period, was primarily the result of lower sales of our tamsulosin and authorized generic Adderall XR® products in the current year period, as described above. Accounts payable and accrued expenses decreased in the current year period primarily as the result of lower amounts of profit share and income taxes payable. Profit share payable decreased during the six month period ended June 30, 2011, due to lower sales of our authorized generic Adderall XR® products in the current year period, and income taxes payable decreased during the same period as a result of lower consolidated income before income taxes primarily as a result of lower sales of our tamsulosin products and authorized generic Adderall XR® products in the current year period.

Net cash provided by investing activities for the six month period ended June 30, 2011, amounted to $ 45.2 million, an increase of $ 144.7 million as compared to the prior year period of $ 99.6 million of cash flows used in investing activities, with the change due to a period-over-period $ 151.6 million net increase in maturities of short-term investments, partially offset by $ 6.9 million in higher expenditures on property, plant and equipment. Net maturities of short-term investments during the six month period ended June 30, 2011 resulted in a $ 59.7 million source of cash, as compared to a $ 91.9 million use of cash from net purchases of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the six month period ended June 30, 2011 amounted to $ 14.6 million as compared to $ 7.7 million for the prior year period. As noted, we expect continued investment in facilities, equipment, and information technology projects supporting our manufacturing and quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our global business.

Net cash provided by financing activities for the six month period ended June 30, 2011 was $ 16.5 million, representing a decrease of $ 0.6 million as compared to the prior year period $ 17.1 million of net cash provided by financing activities. The period-over-period decrease in net cash provided by financing activities was due to a decrease in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan.

Outstanding Debt Obligations

Senior Lenders; Wells Fargo Bank, N.A.

On February 11, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provides us with a revolving line of credit in the aggregate principal amount of up to $ 50.0 million (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $ 10.0 million is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis. We have not yet borrowed any amounts under the Revolving Credit Facility. Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes. Borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent. As further security, we also pledged to the Administrative Agent, 65% of our equity interest in Impax Laboratories (Taiwan), Inc. and must similarly pledge all or a portion of our equity interest in future subsidiaries. Under the Credit Agreement, among other things:

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

•

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) requires us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). At June 30, 2011, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, our former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between us and the Administrative Agent (as successor by merger to Wachovia Bank, N.A.), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the six month period ended June 30, 2011 and 2010, unused line fees incurred under each of the credit agreements were $ 81,000 and $ 88,000, respectively.

Recent Accounting Pronouncements

In March 2010, the FASB approved the “Milestone Method of Revenue Recognition,” which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application, for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. We recognized $ 3.0 million of revenue for a research and development milestone we achieved during the six months ended June 30, 2011 pursuant to the terms of our Joint Development Agreement with Medicis Pharmaceutical Corporation.

In December 2010, the FASB issued Accounting Standards Update No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (Subtopic 720-50), which provides guidance on the annual fee paid by pharmaceutical manufacturers to the U.S. Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee ranges from $ 2.5 billion to $ 4.1 billion in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The liability related to the annual fee imposed by the Acts shall be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The guidance in Subtopic 720-50 became effective for calendar years beginning after December 31, 2010. Upon becoming effective this update did not have a material impact on our consolidated financial statements.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Patent Infringement Litigation

Aventis Pharmaceuticals Inc., et al. v. Impax Laboratories, Inc. (Fexofenadine/Pseudoephedrine)

We were a defendant in an action brought in March 2002 by Aventis Pharmaceuticals Inc. and others in the U.S. District Court for the District of New Jersey alleging our proposed Fexofenadine and Pseudoephedrine Hydrochloride tablets, generic to Allegra-D®, infringe seven Aventis patents and seeking an injunction preventing us from marketing the products until expiration of the patents. The case was consolidated with similar actions brought by Aventis against five other manufacturers (including generics to both Allegra® and Allegra-D®). In March 2004, Aventis and AMR Technology, Inc. filed a complaint and first amended complaint against us and one of the other defendants alleging infringement of two additional patents, owned by AMR and licensed to Aventis, relating to a synthetic process for making the active pharmaceutical ingredient, Fexofenadine Hydrochloride and intermediates in the synthetic process. On March 29, 2011, the district court entered an Order of Dismissal based upon the parties’ agreement on settlement terms, with the parties having the right to reopen the case in the event a settlement is not consummated within 60 days. The settlement was completed and a Stipulation and Order of Dismissal was entered on June 24, 2011.

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)

In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against us in the U.S. District Court for the Southern District of New York, alleging our filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents (“2008 Action”). We filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on our ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600 (the “‘600 patent”), expiring on September 25, 2012 with pediatric exclusivity, we agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the ‘600 patent not invalid on January 20, 2010,That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn. Discovery is proceeding in our case, and no trial date has been set. In December 2010, we filed a separate declaratory judgment action against Pfizer in the U.S. District Court for the District of New Jersey, requesting the district court to declare one of the patents-in-suit, U.S. Patent No. 6,911,217, listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations (commonly referred to as the “Orange Book”) for Detrol LA® is invalid. Pfizer filed a motion to dismiss the declaratory action for lack of subject matter jurisdiction or, alternatively, because our sole claim should have been brought as a compulsory counterclaim in the 2008 Action. The parties are awaiting a decision on Pfizer’s motion.

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine)

In May 2011, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against us in the U.S. District Court for the Southern District of New York, alleging our filing of an ANDA relating to Tolterodine Tartrate Capsules, 1 and 2 mg, generic to Detrol®, infringes U.S. Patent No. 5,382,600, expiring on September 25, 2012 with pediatric exclusivity. We have filed an answer and counterclaim.

Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)

In November 2008, Eli Lilly and Company filed suit against us in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of our ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. In February 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Eli Lilly against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in this case were stayed. In March 2011, a stipulated final judgment of patent infringement and validity was entered against Wockhardt Limited. On April 27, 2011, a stipulated order was entered, enjoining us from selling or offering to sell our ANDA product before the expiration of U.S. Patent No. 5,023,269 (“the ‘269 patent”) and requiring us to convert our Paragraph IV Certification to a Paragraph III Certification with respect to the ‘269 patent.

Warner Chilcott, Ltd. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)

In December 2008, Warner Chilcott Limited and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against us in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of our ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. We filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of our ANDA for the 150 mg strength. A Markman hearing was held and a decision was issued in July 11, 2011. Discovery is proceeding, and no trial date has been set.

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc. et al., v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent, related to Oracea®. We filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma against another generic drug manufacturer. Proceedings in the lawsuits involving us were stayed pending resolution of the related matter. In June 2010, Galderma moved for a preliminary injunction to bar sales by the other generic manufacturer based on two of the patents in suit, which motion was granted by the magistrate judge in a decision finding Galderma had shown a likelihood of success on the merits. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the District of Delaware on the issues of patent infringement and validity. The Court has not yet decided the case.

Elan Pharma International Ltd. and Fournier Laboratories Ireland Ltd. v. Impax Laboratories, Inc. Abbott Laboratories and Laboratoires Fournier S.A. v. Impax Laboratories, Inc. (Fenofibrate)

In October 2009, Elan Pharma International Ltd. with Fournier Laboratories Ireland Ltd. and Abbott Laboratories with Laboratories Fournier S.A. filed separate suits against us in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 48 mg and 145 mg, generic to Tricor®. We filed an answer and counterclaim. In September 2010, the district court vacated the schedule and ordered a stay in the two matters related to us. In June 2011, the parties entered into Settlement and License Agreements and the cases were dismissed.

Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam)

In January 2010, Daiichi Sankyo, Inc. and Genzyme Corporation filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Colesevelam Hydrochloride Tablets, 625 mg, generic to Welchol®. In June 2011, the parties entered into a Settlement Agreement and the case was dismissed.

Daiichi Sankyo, Inc. et al. v. Impax Laboratories, Inc. (Colesevelam Powder)

In November 2010, Daiichi Sankyo, Inc. and Genzyme Corporation filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Colesevelam Hydrochloride Powder, 1.875 gm/packet and 3.75 gm/packet, generic to Welchol® for Oral Suspension. In June 2011, the parties entered into a Settlement Agreement and the case was dismissed.

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)

In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against us in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. We filed an answer. A Markman hearing was held on May 24, 2011, and a decision was issued on July 25, 2011. Discovery is proceeding, and no trial date has been scheduled.

Shionogi Pharma, Inc. and LifeCycle Pharma A/S v. Impax Laboratories, Inc. (Fenofibrate)

In April 2010, Shionogi Pharma, Inc. and LifeCycle Pharma A/S filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Fenofibrate Tablets, 40 and 120 mg, generic to Fenoglide®. We have filed an answer and counterclaims. Fact discovery is scheduled to close in May 2012; a Markman hearing is scheduled for June 2012 and trial for January 2013.

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)

In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. We filed an answer and counterclaim. A pretrial conference and Markman hearing are set for February 22, 2013.

ALZA Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)

In November 2010, ALZA Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “ALZA”) filed suit against us and Teva in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. The complaint was subsequently amended to allege infringement of the 18, 27 and 36 mg strengths, based on our amended ANDA including those additional strengths. We has filed our answer. In March 2011, the case was stayed until the earlier of six months from the stay date, or, the date the district court issues an opinion on the motion for summary judgment of patent invalidity filed in Alza Corp. v. Kremers Urban, LLC, Case No. 10-00023 (D. Del.).

Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)

In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against us in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of our ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths. We filed an answer and counterclaims. In June 2011, the Court issued a Scheduling Order setting the Markman hearing for May 2, 2012. The Court did not set a trial date.

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc, (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against us in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of our ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. We filed an answer and counterclaims, including a claim relating to false marking of an expired patent. Takeda filed a motion to dismiss our false marking counterclaim, The hearing for the motion is set for September 16, 2011. Discovery is proceeding, and a Markman hearing is set for December 19, 2011.

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)

In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH (collectively “Purdue”) filed suit against us in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of our ANDA relating to Oxycodone Hydrochloride, Controlled Release Tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin®. We filed an answer and counterclaims.

Other Litigation Related to Our Business

Budeprion XL Litigation

In June 2009, we were named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by us and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. We filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs have filed a motion for class certification and we have filed an opposition to that motion. The class certification hearing was held May 17, 2011. The parties may supplement their class certification briefs on October 7, 2011 in view of the United States Supreme Court decision in Wal-Mart Stores, Inc. v. Duke. The parties may also file any motion for summary judgment on September 23, 2011, including grounds related to federal preemption of plaintiffs’ claims based on the United States Supreme Court decision in PLIVA, Inc. v. Mensing. No trial date has been scheduled.

Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR®)

On November 1, 2010, we filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill our orders for the generic Adderall XR® product as required by the parties’ Settlement Agreement and License and Distribution Agreement, each signed in January 2006. In addition, we have filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by us. The case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. Discovery is proceeding, and a trial is set for January 9, 2012.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

We have received a warning letter from the FDA. If we are unable to promptly correct the issues raised in the warning letter, our business, consolidated results of operations and consolidated financial condition could be materially adversely affected.

In June 2011, we received a warning letter from the FDA related to an on-site inspection of our Hayward, California manufacturing facility conducted between December 13, 2010 and January 21, 2011. A warning letter serves as a notice to companies of observations the FDA believes to be significant regulatory violations requiring prompt and adequate corrective actions. In the warning letter, the FDA cited deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing processes, stability testing, record keeping, and quality standards. In summary, the FDA observations related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications. We have filed a response to the warning letter with the FDA and will continue to cooperate with the FDA to resolve the FDA observations in an expeditious manner. There can be no assurance the FDA will be satisfied with our response, or will not identify additional FDA observations on re-inspection. Unless and until our corrective actions are completed to the FDA’s satisfaction, it is possible we may be subject to further FDA action, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and /or distribution, and suspension or withdrawal of regulatory approvals. Other federal agencies and our customers may take the warning letter into account when considering the award of contracts. Additionally, the FDA may withhold approval of requests for export certificates, or approval of pending drug applications listing our Hayward, California manufacturing facility until the FDA observations are resolved. Any such actions could significantly disrupt our business and harm our reputation, resulting in a material adverse effect on our consolidated results of operations and consolidated financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the purchases of our equity securities by us during the three months ended June 30, 2011.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	488 shares of common stock	$27.52	—	—
May 1, 2011 to May 31, 2011	38,029 shares of common stock	$26.89	—	—
June 1, 2011 to June 30, 2011	6,608 shares of common stock	$23.03	—	—

(1)

Represents shares of our common stock we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*

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

Date: August 4, 2011	Impax Laboratories, Inc.

	By:	/s/ Larry Hsu, Ph.D.
	Name:	Larry Hsu, Ph.D.
	Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Arthur A. Koch, Jr.
Name:	Arthur A. Koch Jr.
Title:	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*

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