Form 10-Q
period 2011-09-30
IMPAX LABORATORIES INC
filed 2011-11-03
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were 66,430,286 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I :	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share data)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,210	$91,796
Short-term investments	221,595	256,605
Accounts receivable, net	106,003	82,054
Inventory, net	50,126	44,549
Deferred product manufacturing costs	1,385	2,012
Deferred income taxes	40,650	39,271
Prepaid expenses and other current assets	2,914	4,407

Total current assets	560,883	520,694

Property, plant and equipment, net	114,607	106,280
Deferred product manufacturing costs	7,631	8,223
Deferred income taxes, net	5,454	5,069
Other assets	36,209	25,478
Goodwill	27,574	27,574

Total assets	$752,358	$693,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,309	$18,812
Accrued expenses	74,307	72,788
Accrued income taxes payable	226	2,393
Accrued profit sharing and royalty expenses	22,602	14,147
Deferred revenue	23,432	18,276

Total current liabilities	137,876	126,416

Deferred revenue	21,753	44,195
Other liabilities	15,959	14,558

Total liabilities	$175,588	$185,169

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $ 0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at September 30, 2011 and December 31, 2010	$—	$—
Common stock, $ 0.01 par value, 90,000,000 shares authorized and 66,100,419 and 64,721,041 shares issued at September 30, 2011 and December 31, 2010, respectively	661	647
Additional paid-in capital	281,873	255,440
Treasury stock — 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	1,419	2,811
Retained earnings	294,879	251,246

	576,675	507,987
Noncontrolling interest	95	162

Total stockholders’ equity	576,770	508,149

Total liabilities and stockholders’ equity	$752,358	$693,318

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except share and per share data)

(unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:

Global Product sales, net	$97,661	$91,579	$301,124	$539,333

Rx Partner	14,059	202,799	24,482	213,504

OTC Partner	879	2,365	4,006	6,439

Research Partner	3,715	3,714	14,143	10,593

Promotional Partner	3,535	3,535	10,605	10,538

Total revenues	119,849	303,992	354,360	780,407

Cost of revenues	57,195	143,121	173,467	291,589

Gross profit	62,654	160,871	180,893	488,818

Operating expenses:

Research and development	18,839	23,846	62,308	63,264

Patent litigation	2,114	1,033	6,097	4,786

Selling, general and administrative	16,318	12,632	48,406	37,136

Total operating expenses	37,271	37,511	116,811	105,186

Income from operations	25,383	123,360	64,082	383,632

Other income (expense), net	69	(91)	(470)	(134)

Interest income	268	405	879	680

Interest expense	(53)	(38)	(81)	(108)

Income before income taxes	25,667	123,636	64,410	384,070

Provision for income taxes	8,486	48,501	20,844	146,114

Net income before noncontrolling interest	17,181	75,135	43,566	237,956

Add back loss attributable to noncontrolling interest	39	28	67	40

Net income	$17,220	$75,163	$43,633	$237,996

Net Income per share:
Basic	$0.27	$1.20	$0.68	$3.85

Diluted	$0.26	$1.15	$0.65	$3.65

Weighted average common shares outstanding:
Basic	64,387,413	62,435,116	63,937,796	61,778,465

Diluted	66,986,758	65,470,341	67,318,658	65,171,055

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	September 30,	September 30,
	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$43,633	$237,996
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,883	9,066
Amortization of Credit Agreement deferred financing costs	20	25
Accretion of interest income on short-term investments	(665)	(374)
Deferred income taxes	4,322	46,657
Provision for uncertain tax positions	142	35
Tax benefit related to the exercise of employee stock options	(6,086)	(4,337)
Deferred revenue	2,182	22,947
Deferred product manufacturing costs	(1,275)	(9,739)
Recognition of deferred revenue	(19,489)	(224,454)
Amortization of deferred product manufacturing costs	2,494	106,746
Accrued profit sharing and royalty expense	67,210	86,985
Payments of profit sharing and royalty expense	(58,759)	(125,445)
Payments of accrued litigation settlements	—	(5,865)
Share-based compensation expense	9,632	7,706
Bad debt expense	163	215
Changes in certain assets and liabilities:
Accounts receivable	(24,112)	90,072
Inventory	(5,577)	7,094
Prepaid expenses and other assets	(9,606)	(11,225)
Accounts payable, accrued expenses and income taxes payable	(6,871)	22,349
Other liabilities	1,213	3,431

Net cash provided by operating activities	10,454	259,885

Cash flows from investing activities:
Purchase of short-term investments	(280,602)	(306,784)
Maturities of short-term investments	316,277	173,178
Purchases of property, plant and equipment	(18,433)	(10,541)

Net cash provided by (used in) investing activities	17,242	(144,147)

Cash flows from financing activities:
Tax benefit related to the exercise of employee stock options	6,086	4,337
Proceeds from exercise of stock options and ESPP	12,632	13,927

Net cash provided by financing activities	18,718	18,264

Net increase in cash and cash equivalents	46,414	134,002
Cash and cash equivalents, beginning of period	91,796	31,770

Cash and cash equivalents, end of period	$138,210	$165,772

Supplemental disclosure of non-cash investing and financing activities:

	September 30,	September 30,
	Nine Months Ended
	September 30, 2011	September 30, 2010
	(in $000s)
Cash paid for interest	$151	$108

Cash paid for income taxes	$18,421	$98,201

Accrued vendor invoices of approximately $ 5,941,000 and $ 4,022,000 at September 30, 2011 and 2010, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses. Depreciation expense was $ 3,361,000 and $ 2,998,000 for the three months ended September 30, 2011 and 2010, respectively, and was $ 11,360,000 and $ 9,066,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels, including: the “Global Products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in-turn sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products manufactured pursuant to alliance and/or collaboration agreements with unrelated third-party pharmaceutical entities who in-turn, sell such product under their own label; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products manufactured pursuant to alliance agreements with unrelated third-party pharmaceutical entities who, in-turn, sell such product under their own label . Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” on the consolidated statement of operations. The Company also generates revenue from research and development services provided under a joint development agreement with an unrelated third party pharmaceutical company, and reports such revenue under the caption “Research Partner” revenue on the consolidated statement of operations. The Company provides the research and development services through the research and development group in the Global Division.

The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division generates revenue under a License, Development and Commercialization Agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Rx Partner” on the consolidated statement of operations. The Impax Division is also engaged in product co-promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities, with revenue generated from the provision of these services reported in the line item “Promotional Partner” on the consolidated statement of operations. Additionally, the Impax Division generates revenue from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Research Partner” on the consolidated statement of operations. The Company provides the research and development services through the research and development group in the Impax Division.

The Company utilizes a combination of owned and leased facilities principally located in Hayward, CA. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to three properties it owns, including two research and development center facilities, and a manufacturing facility. Additionally, the Company leases three facilities in Hayward, CA and in Fremont, CA, which are utilized for additional research and development, administrative services, and equipment storage. The Company owns a packaging, warehousing, and distribution center located in Philadelphia, PA, and leases a facility in Chalfont, PA used for sales and marketing, finance, and administrative personnel, as well as providing warehouse and distribution space. Outside the Unites States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at September 30, 2011. All significant intercompany accounts and transactions have been eliminated.

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

2. REVENUE RECOGNITION (continued)

Global Product sales, net:

The “Global Product sales, net” line item of the statement of operations, includes revenue recognized related to shipments of generic pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer — generally when product is received by the customer. Included in Global Product sales, net revenue are accrued deductions from the gross selling price related to estimates for chargebacks, rebates, product returns, shelf-stock, and other pricing adjustments. The Company records an accrued estimate for these deductions in the same period when the gross sales revenue is recognized. A summary of each of these deductions is as follows:

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

2. REVENUE RECOGNITION (continued)

Rx Partner and OTC Partner:

The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under agreements between the Company and unrelated third-parties, generally other pharmaceutical companies. The Company has entered into these agreements to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform.

The Rx Partners and OTC Partners agreements obligate the Company to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, development, commercialization, and/or distribution licenses, and research and development services, among others. In exchange for these deliverables, the Company receives payments from its agreement partners for product shipments and/or the provision of research and development services, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments. Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the agreement partners may negotiate with their respective customers. The Company records the agreement partner’s adjustments to such estimated amounts as incurred, which is generally in the period the agreement partner reports the amounts to the Company.

The Company applied the updated guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (“Teva Agreement”) during the year ended December 31, 2010. All consideration received under the Teva Agreement is contingent, and therefore cannot be allocated to the deliverables. The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers the consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes the deferred revenue on a straight-line basis over the Company’s expected period of performance of such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition-Milestone Method of Revenue Recognition (Topic 605), which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. The Company recognized $ 3.0 million of revenue for a research and development milestone achieved during the nine months ended September 30, 2011 pursuant to the terms of the Joint Development Agreement with Medicis Pharmaceutical Corporation.

In December 2010, the FASB issued Accounting Standards Update No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (Subtopic 720-50), which provides guidance on the annual fee paid by pharmaceutical manufacturers to the U.S. Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee ranges from $ 2.5 billion to $ 4.1 billion in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The liability related to the annual fee imposed by the Acts is estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The guidance in Subtopic 720-50 became effective for calendar years beginning after December 31, 2010. Upon becoming effective this update did not have a material impact on the Company’s consolidated financial statements.

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

A summary of short-term investments as of September 30, 2011 and December 31, 2010 follows:

	September 30,	September 30,	September 30,	September 30,
(in $000’s) September 30, 2011	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$75,416	$12	$(3)	$75,425
Government sponsored enterprise obligations	77,246	44	(8)	77,282
Corporate bonds	55,391	—	(67)	55,324
Certificates of deposit	13,542	2	—	13,544

Total short-term investments	$221,595	$58	$(78)	$221,575

	September 30,	September 30,	September 30,	September 30,
(in $000’s) December 31, 2010	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$168,260	$36	$(7)	$168,289
Government sponsored enterprise obligations	56,866	40	(1)	56,905
Corporate bonds	18,316	15	(13)	18,318
Certificates of deposit	13,163	13	—	13,176

Total short-term investments	$256,605	$104	$(21)	$256,688

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

	September 30,	September 30,
(in $000’s)	September 30, 2011	December 31, 2010
Gross accounts receivable	$143,657	$123,941
Less: Chargeback reserve	(12,397)	(14,918)
Less: Rebate reserve	(18,258)	(20,892)
Less: Other deductions	(6,999)	(6,077)

Accounts receivable, net	$106,003	$82,054

A roll forward of the chargeback and rebate reserves activity for the nine months ended September 30, 2011 and the year ended December 31, 2010 is as follows:

	September 30,	September 30,
(in $000’s) Chargeback reserve	September 30, 2011	December 31, 2010
Beginning balance	$14,918	$21,448
Provision recorded during the period	114,301	181,566
Credits issued during the period	(116,822)	(188,096)

Ending balance	$12,397	$14,918

	September 30,	September 30,
(in $000’s) Rebate reserve	September 30, 2011	December 31, 2010
Beginning balance	$20,892	$37,781
Provision recorded during the period	48,115	91,064
Credits issued during the period	(50,749)	(107,953)

Ending balance	$18,258	$20,892

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain customer accounts. The Company recorded an allowance for uncollectible amounts of $ 650,000 and $ 539,000 at September 30, 2011 and December 31, 2010, respectively.

6. INVENTORY

The carrying value of commercial and unapproved product inventory is determined using a standard cost methodology, which approximates actual incurred cost, and assumes a first-in first out (“FIFO”) flow of goods. The standard costs are generally updated on an annual basis, but may be updated more frequently if there are significant changes to the aggregate costs of the product manufacturing process. Significant variances between actual costs and standard costs are apportioned between product inventory carrying value and cost-of-revenue. The commercial and unapproved product inventory costs include materials, direct labor, quality control, and production overhead, including indirect labor. The Company’s carrying value of commercial and unapproved product inventory is the lower of actual cost or estimated net selling price. The carrying value of commercial and unapproved product inventory is subject to carrying value reserve charges when product is deemed to be short-dated or otherwise unmarketable. The Company’s carrying value of short-dated or otherwise unmarketable product inventory generally equals estimated net selling price based upon assumptions of future demand and market conditions. However, additional inventory carrying value reserve charges may be recognized if actual demand and/or market conditions are less favorable than those estimated. Additionally, the costs of idle facilities, excess manufacturing capacity, and wasted materials /spoilage are accounted for as a current period charge classified as cost of revenue on the consolidated statement of operations. The carrying value, net of commercial and unapproved product inventory at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	September 30,
(in $000’s)	September 30, 2011	December 31, 2010
Raw materials	$31,519	$27,871
Work in process	4,055	2,575
Finished goods	24,664	20,545

Total inventory, net	$60,238	$50,991
Less: Non-current inventory, net	(10,112)	(6,442)

Total inventory-current, net	$50,126	$44,549

The inventory carrying value reserves included in inventory, net presented above amounted to $ 5,618,000 and $ 5,344,000 at September 30, 2011 and December 31, 2010, respectively.

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

When the Company concludes United States Food and Drug Administration (“FDA”) approval is expected within approximately six months for a drug product candidate, the Company may begin to schedule manufacturing process validation studies as required by FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of unapproved product inventory pending final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase its commercial product opportunity, and FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor. The carrying value of unapproved product inventory, net was $ 2,021,000 and $ 2,117,000 at September 30, 2011 and December 31, 2010, respectively. The capitalization of unapproved product inventory involves risks, including, among other items, FDA approval may not occur, approvals may require additional or different testing and/or specifications than used for the previously manufactured unapproved product inventory, and/or, applicable product-related litigation may not be resolved or settled in the Company’s favor. If any of the aforementioned risks were to occur and the commercial sale of the unapproved product inventory was delayed or prevented, then the unapproved product inventory may be subject to a partial or full carrying value reserve charge, recorded as research and development operating expense.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30,	September 30,
(in $000’s)	September 30, 2011	December 31, 2010
Land	$5,773	$2,270
Buildings and improvements	84,097	82,836
Equipment	72,777	70,785
Office furniture and equipment	9,195	9,077
Construction-in-progress	14,900	3,958

Property, plant and equipment, gross	$186,742	$168,926

Less: Accumulated depreciation	(72,135)	(62,646)

Property, plant and equipment, net	$114,607	$106,280

8. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

	September 30,	September 30,
(in $000’s)	September 30, 2011	December 31, 2010
Payroll-related expenses	$14,837	$16,796
Product returns	29,431	33,755
Medicaid rebates	16,320	12,475
Physician detailing sales force fees	1,504	2,308
Legal and professional fees	6,259	3,143
Shelf stock adjustments	745	281
Other	5,210	4,030

Total accrued expenses	$74,307	$72,788

Product Returns

The Company maintains a product return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Rx Partner, and the OTC Partners alliance and collaboration agreements are generally not subject to returns. A roll forward of the product return reserve for the nine months ended September 30, 2011 and the year ended December 31, 2010, is as follows:

	September 30,	September 30,
Product Return Reserve	September 30, 2011	December 31, 2010
(in $000’s)
Beginning balance	$33,755	$22,114
Provision related to sales recorded in the period	5,057	15,821
Credits issued during the period	(9,381)	(4,180)

Ending balance	$29,431	$33,755

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of September 30, 2011, the Company had remaining obligations under these contracts of approximately $ 18,418,000.

Purchase Order Commitments

As of September 30, 2011, the Company had $ 22,543,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

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

During the nine month period ended September 30, 2011, the Company recognized an aggregate consolidated tax provision of $ 20,844,000 for United States domestic income taxes and for foreign income taxes. In the nine month period ended September 30, 2010, the Company recognized an aggregate consolidated tax provision of $ 146,114,000 for United States domestic income taxes and for foreign income taxes. The decrease in the consolidated tax provision resulted from lower consolidated income before taxes in the nine month period ended September 30, 2011 as compared to the same period in the prior year. Additionally, the consolidated tax provision for the nine month period September 30, 2011 includes the effect of the federal research and development tax credit, enacted on December 17, 2010 for a two-year period, retroactive to January 1, 2010. Conversely, the consolidated tax provision for the nine month period ended September 30, 2010 does not include the effect of the federal research and development tax credit which had expired on December 31, 2009.

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

•

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’ ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of September 30, 2011, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, the Company’s former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between the Company and the Administrative Agent (as successor by merger to Wachovia Bank, N.A.), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the nine months ended September 30, 2011 and 2010, unused line fees incurred under each of the credit agreements were $ 112,000 and $ 133,000, respectively.

11. ALLIANCE AND COLLABORATION AGREEMENTS

The Company has entered into several alliance, collaboration, license and distribution agreements, and similar agreements with respect to certain of its products and services, with unrelated third-party pharmaceutical companies. The “Rx Partner” and “OTC Partner” line items of the statement of operations include revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform. The “Research Partner” line item of the statement of operations includes revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods. The “Promotional Partner” line item of the statement of operations includes revenue recognized under a promotional services agreement which obligates the Company to provide physician detailing sales calls services to promote its promotional partner’s branded drug products over multiple periods.

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company accrued a profit share payable to Shire of $ 66,787,000 and $ 86,755,000 on sales of the AG Product during the nine month period ended September 30, 2011 and 2010, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, ten (10) specified controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products. In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the omeprazole 10mg, 20mg and 40mg products. Additionally, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/pseudoephedrine product, if any, but in no event will such profit share payments exceed an aggregate amount of $ 3,000,000. As the July 2010 amendment materially modified the Teva Agreement, the Company elected to apply the updated guidance of FASB ASC 605-25 Multiple Element Arrangements (“ASC 605-25”) to the amended Teva Agreement on a prospective basis beginning in the three months ended September 30, 2010. In the three and nine months ended September 30, 2010, the application of the updated guidance of ASC 605-25 had the effect of increasing Rx Partner revenue by $196,440,000, and increasing cost of revenues by $ 95,426,000, and correspondingly, basic earnings per share increased by approximately $ 0.98 and $ 1.01 for the three and nine months ended September 30, 2010, respectively. The increase in Rx Partner revenue as a result of applying the updated guidance of ASC 605-25 in the three months ended September 30, 2010, represents the recognition of previously deferred revenue which would otherwise have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement, using a modified proportional performance method. Under the previous accounting standards, in the three and nine months ended September 30, 2010, Rx Partner revenue would have been $ 5,922,000 and $ 16,627,000, respectively, cost of revenues would have been $ 47,998,000 and $ 196,466,000, respectively, and basic earnings per share would have been $ 0.21 and $ 2.85, respectively.

The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	September 30,	September 30,
(in $ 000’s) Deferred revenue	Nine Months Ended September 30, 2011	Inception Through Dec 31, 2010
Beginning balance	$4,410	$—
Additions:
Product-related and cost sharing	551	427,365
Exclusivity charges	—	(50,600)
All other	—	12,527

Total additions	$551	$389,292

Less:
Amount recognized	(929)	(188,442)
Accounting adjustment	—	(196,440)

Total deferred revenue	$4,032	$4,410

	September 30,	September 30,
(in $000’s) Deferred product manufacturing costs	Nine Months Ended September 30, 2011	Inception Through Dec 31, 2010
Beginning balance	$—	$—
Additions	—	182,981

Less:
Amount recognized	—	(87,555)
Accounting adjustment	—	(95,426)

Total deferred product manufacturing costs	$—	$—

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

OTC Partners Alliance Agreements

The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	September 30,	September 30,
(in $000’s) Deferred revenue	Nine Months Ended September 30, 2011	Inception Through Dec 31, 2010
Beginning balance	$11,382	$—
Additions:
Upfront fees and milestone payments	—	8,436
Cost-sharing and other	—	1,642
Product-related deferrals	1,631	87,934

Total additions	$1,631	$98,012

Less: amount recognized	(3,104)	(86,630)

Total deferred revenue	$9,909	$11,382

	September 30,	September 30,
(in $000’s) Deferred product manufacturing costs	Nine Months Ended September 30, 2011	Inception Through Dec 31, 2010
Beginning balance	$10,235	$—
Additions	1,275	81,093
Less: amount recognized	(2,494)	(70,858)

Total deferred product manufacturing costs	$9,016	$10,235

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Joint Development Agreement with Medicis Pharmaceutical Corporation

The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of four dermatology products, including three of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $ 40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate of $ 15,000,000 in milestone payments composed of two $ 5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, a $ 2,000,000 milestone payment paid by Medicis in December 2009, and a $3,000,000 milestone payment paid by Medicis in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent milestone payments upon achievement of certain contractually specified clinical and regulatory milestones, as well as the potential to receive royalty payments from sales, if any, by Medicis of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a gross profit share on sales, if any, of such products.

License, Development and Commercialization Agreement & Supply Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement (“License Agreement”) and a related Supply Agreement with Glaxo Group Limited (“GSK”). The License Agreement and the Supply Agreement are accounted for as a single contractual arrangement under FASB ASC 605-25. Under the terms of the License Agreement, the Company granted GSK exclusive development and commercial licenses to the Company’s lead brand product candidate, known as IPX066, and certain follow-on products at the option of GSK, for all worldwide jurisdictions, except those in the United States of America and Taiwan, R.O.C. Under the Supply Agreement, the Company is required to manufacture IPX066 for GSK’s use in its development and commercial activities, for which GSK will pay a transfer price computed under the terms of the Supply Agreement. Under the License Agreement, the Company received an initial $ 11,500,000 up-front payment in December 2010 (“the License Agreement up-front payment”). The Company has the potential to receive up to $ 175,000,000 of additional contingent payments upon the achievement of certain specified development, clinical, regulatory, and/or commercialization milestones. The consideration, including the License Agreement up-front payment, during the development period will be deferred and recognized on a straight-line basis over the Company’s expected period of performance during the development period, which is currently estimated to be the 24 month period ending December 31, 2012. The research and development milestone payments, if any, will be accounted for according to FASB ASC 605-28, Milestone Method, wherein they will be recognized as revenue in the period earned, provided the criteria of ASC 605-28 are met at the time of such respective milestone payments. The Company may also receive royalty payments on any sales of IPX066 by GSK, which will be recognized as revenue in the period earned. Upon exercise of its option for a follow-on product, GSK is required to pay a fee to the Company, of which the Company will defer such payment and recognize revenue over the expected period of performance of the follow-on product development period. The Company and GSK are each generally responsible for costs incurred to complete their respective development activities, except in limited circumstances as specified in the License Agreement. The License Agreement and Supply Agreement will continue until GSK no longer has any royalty payment obligations to the Company, or if the License Agreement and Supply Agreement are terminated earlier in accordance with their contractual terms. The License Agreement and Supply Agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the respective agreements.

11. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, the Company and Endo Pharmaceuticals, Inc. (“Endo”) entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead brand product candidate (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $ 10,000,000 up-front payment. The Company has the potential to receive up to an additional $ 30,000,000 of contingent payments upon achievement of certain specified clinical and regulatory milestones. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists. The $ 10,000,000 up-front payment is being recognized as revenue on a straight-line basis over a period of 91 months, which is the Company’s estimated expected period of performance of the Endo Agreement Product research and development activities, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company’s NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability. Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company would have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Pfizer Co-Promotion Agreement”). Under the terms of the Pfizer Co-Promotion Agreement, effective April 1, 2010, the Company provides physician detailing sales call services for Pfizer’s Lyrica® product to neurologists. Effective January 1, 2010, the Company receives a fixed fee, subject to annual cost adjustment, for providing such physician detailing sales call services within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. There is no opportunity for the Company to earn incentive fees under the terms of the Pfizer Co-Promotion Agreement. Pfizer is responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the physician detailing sales force fee revenue as the related services are performed and the performance obligations are met. The Company recognized $3,535,000 and $ 3,535,000 in the three month period ended September 30, 2011 and 2010, respectively, and $10,605,000 and $ 10,538,000 in the nine month period ended September 30, 2011 and 2010, respectively, under the Pfizer Co-Promotion Agreement, with such amounts presented in the line item “Promotional Partner” revenue on the consolidated statement of operations.

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:		Nine Months Ended:
(in $000’s)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Manufacturing expenses	$548	$482	$1,479	$1,841
Research and development	1,086	797	3,174	2,535
Selling, general & administrative	1,864	1,194	4,979	3,330

Total	$3,498	$2,473	$9,632	$7,706

The following table summarizes stock option activity:

	September 30,	September 30,
	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2010	6,514,676	$10.84
Options granted	349,000	$26.04
Options exercised	(1,428,169)	$11.04
Options forfeited	(216,043)	$9.58

Outstanding at September 30, 2011	5,219,464	$11.88

Options exercisable at September 30, 2011	3,218,055	$11.35

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein expected volatility is based solely on historical volatility of the Company’s common stock over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to the Company’s actual experience. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends.

A summary of the Company’s non-vested restricted stock awards is presented below:

	September 30,	September 30,
Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	1,434,759	$12.93
Granted	259,075	$24.98
Vested	(220,231)	$8.58
Forfeited	(119,251)	$13.74

Non-vested at September 30, 2011	1,354,352	$15.96

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

12. SHARE-BASED COMPENSATION (continued)

As of September 30, 2011, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $ 28,265,000 related to all of its share-based awards, which will be recognized over a weighted average period of 1.99 years. As of September 30, 2011, the Company estimated 5,693,773 shares underlying stock options granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the nine month period ended September 30, 2011 and 2010 was $ 17,747,000 and $ 14,172,000, respectively. The total fair value of restricted stock awards which vested during the nine month period ended September 30, 2011 and 2010 was $1,889,000 and $ 1,796,000, respectively. As of September 30, 2011, the Company had 2,480,917 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $ 0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the nine month period ended September 30, 2011 and 2010, the Company did not issue any preferred stock.

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

14. EARNINGS PER SHARE

The Company’s earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of shares of common stock outstanding for the period, along with diluted earnings per share, computed by dividing net income by the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three and nine month period ended September 30, 2011 and 2010 was as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:		Nine Months Ended:
(in $000’s except per share amounts)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Numerator:
Net income	$17,220	$75,163	$43,633	$237,996

Denominator:
Weighted average common shares outstanding	64,387,413	62,435,116	63,937,796	61,778,465

Effect of dilutive stock options and restricted stock awards	2,599,345	3,035,225	3,380,862	3,392,590

Diluted weighted average common shares outstanding	66,986,758	65,470,341	67,318,658	65,171,055

Basic net income per share	$0.27	$1.20	$0.68	$3.85

Diluted net income per share	$0.26	$1.15	$0.65	$3.65

For the three month period ended September 30, 2011 and 2010, the Company excluded 1,383,556 and 1,123,516, respectively, and for the nine month period ended September 30, 2011 and 2010, the Company excluded 1,050,543 and 1,121,991, respectively of shares issuable upon the exercise of stock options, and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive. Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

15. COMPREHENSIVE INCOME

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:		Nine Months Ended:
(in $000’s)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$17,220	$75,163	$43,633	$237,996
Currency translation adjustments	(2,213)	(127)	(1,392)	890

Comprehensive income	15,007	75,036	42,241	238,886
Comprehensive income attributable to the noncontrolling interest	—	—	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$15,007	$75,036	$42,241	$238,886

16. SEGMENT INFORMATION

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

16. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

	September 30,	September 30,	September 30,	September 30,
(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2011	Division	Division	and Other	Company
Revenues, net	$114,546	$5,303	$—	$119,849
Cost of revenues	54,196	2,999	—	57,195
Research and development	11,487	7,352	—	18,839
Patent Litigation	2,114	—	—	2,114
Income (loss) before provision for income taxes	$42,680	$(6,680)	$(10,333)	$25,667

	September 30,	September 30,	September 30,	September 30,
(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2010	Division	Division	and Other	Company
Revenues, net	$300,127	$3,865	$—	$303,992
Cost of revenues	140,278	2,843	—	143,121
Research and development	12,819	11,027	—	23,846
Patent Litigation	1,033	—	—	1,033
Income (loss) before provision for income taxes	$141,870	$(10,935)	$(7,299)	$123,636

	September 30,	September 30,	September 30,	September 30,
(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2011	Division	Division	and Other	Company
Revenues, net	$338,453	$15,907	$—	$354,360
Cost of revenues	164,627	8,840	—	173,467
Research and development	34,728	27,580	—	62,308
Patent Litigation	6,097	—	—	6,097
Income (loss) before provision for income taxes	$123,063	$(24,629)	$(34,024)	$64,410

	September 30,	September 30,	September 30,	September 30,
(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2010	Division	Division	and Other	Company
Revenues, net	$769,429	$10,978	$—	$780,407
Cost of revenues	282,309	9,280	—	291,589
Research and development	32,608	30,656	—	63,264
Patent Litigation	4,786	—	—	4,786
Income (loss) before provision for income taxes	$438,577	$(31,436)	$(23,071)	$384,070

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $ 48,971,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company’s consolidated balance sheet at September 30, 2011.

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

The Company is generally responsible for all of the patent litigation fees and costs associated with current and future products not covered by its alliance and collaboration agreements. The Company has agreed to share legal expenses with respect to third-party and Company products under the terms of certain of the alliance and collaboration agreements. Under the Teva Agreement, the Company and Teva have agreed to share in fees and costs related to patent infringement litigation associated with the products covered by the Teva Agreement. One product under the Teva Agreement currently remains in litigation (the methylphenidate product described below), the litigation costs of which the parties share equally. In addition to the Teva Agreement, the Company is sharing litigation costs with respect to three products under the terms of two separate agreements. The Company records the costs of patent litigation as expense in the period when incurred for products it has developed, as well as for products which are the subject of an alliance or collaboration agreement with a third-party.

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

17. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine LA)

In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents (“2008 Action”). The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600 (the “600 patent”), expiring on September 25, 2012 with pediatric exclusivity, the Company agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the 600 patent not invalid in January 2010. That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn, making the trial court decision final and binding on the Company. Discovery is proceeding in the Company’s case with respect to the other patents, and no trial date has been set.

In December 2010, the Company filed a separate declaratory judgment action against Pfizer in the U.S. District Court for the District of New Jersey, requesting the district court to declare one of the patents-in-suit, U.S. Patent No. 6,911,217, listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations (commonly referred to as the “Orange Book”) for Detrol LA® invalid. Pfizer filed a motion to dismiss the declaratory action for lack of subject matter jurisdiction or, alternatively, because the Company’s sole claim should have been brought as a compulsory counterclaim in the 2008 action. In September 2011, the court dismissed the declaratory judgment action without prejudice on the grounds that it lacked subject matter jurisdiction.

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine IR)

In May 2011, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the District of New Jersey, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Capsules, 1 and 2 mg, generic to Detrol®, infringes U.S. Patent No. 5,382,600 (the “600 patent”), expiring on September 25, 2012 with pediatric exclusivity. The Company has filed an answer and counterclaim. In January 2010, the ‘600 patent was found not to be invalid in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn, making the trial court decision final. As a result, a consent judgment dismissing this case was entered in October 2011.

17. LEGAL AND REGULATORY MATTERS (continued)

Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)

In November 2008, Eli Lilly and Company filed suit against the Company in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of the Company’s ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. In February 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Eli Lilly against other generic drug manufacturers, including Wockhardt Limited, that have filed ANDAs relating to this product and proceedings in this case were stayed. In March 2011, a stipulated final judgment of patent infringement and validity was entered against Wockhardt Limited. On April 27, 2011, a stipulated order was entered, enjoining Impax from selling or offering to sell its ANDA product before the expiration of U.S. Patent No. 5,023,269 (“the ‘269 patent”) and requiring Impax to convert its Paragraph IV Certification to a Paragraph III Certification with respect to the ‘269 patent.

Warner Chilcott Company, LLC. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)

In December 2008, Warner Chilcott Company, LLC, Warner Chilcott (US), LLS and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. A Markman hearing was held and a decision was issued in July 2011. Discovery is proceeding, and no trial date has been set.

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)

In March 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®. The Company has filed an answer and counterclaim. Discovery is proceeding, and trial is scheduled for September 27, 2012.

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Carbonate)

In April 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®. The Company has filed an answer and counterclaim. Discovery is proceeding, and trial is scheduled for September 27, 2012.

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Carbonate Powder)

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

17. LEGAL AND REGULATORY MATTERS (continued)

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc. et al., v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In June 2010, Galderma moved for a preliminary injunction to bar sales by the other generic manufacturer based on two of the patents in suit, which motion was granted by the magistrate judge in a decision finding Galderma had shown a likelihood of success on the merits. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the U.S. District Court for the District of Delaware on the issues of patent infringement and validity. In August 2011, the Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, expiring in December 2027, infringed and not invalid. The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation.

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

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)

In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against the Company in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. The Company has filed an answer. A Markman hearing was held in May 2011, and a decision was issued in July 2011. In October 2011, the parties entered into a Settlement and License Agreement and the case was dismissed.

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

Schering Corporation, et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)

In August 2010, Schering Corporation and MSP Singapore Company LLC (together, “Schering”) filed suit against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Ezetimibe/Simvastatin Tablets, 10/80 mg, generic to Vytorin ®. The Company has filed an answer and counterclaim. In December 2010, the parties agreed to be bound by the final judgment concerning validity and enforceability of the patents at issue in cases brought by Schering against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in the Company’s case were stayed.

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)

In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. The Company has filed an answer and counterclaim. Discovery is proceeding. A final pretrial conference and Markman hearing are set for February 22, 2013. Discovery is proceeding, and no trial date has been set.

ALZA Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)

In November 2010, ALZA Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “ALZA”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. The complaint was subsequently amended to allege infringement of the 18, 27 and 36 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company has filed its answer. In March 2011, the case was stayed until the earlier of six months from the stay date, or, the date the district court issues an opinion on the motion for summary judgment of patent invalidity filed in Alza Corp. v. Kremers Urban, LLC, Case No. 10-00023 (D. Del.), (“Kremers case”). In September 2011, the Kremers case was settled and dismissed, and the parties entered a stipulation extending stay of the Company’s litigation until March 2012.

Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)

In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company has filed its answer and counterclaims. In September 2011, the Court amended its Scheduling Order setting the Markman hearing for May 30, 2012. No trial date has been scheduled.

17. LEGAL AND REGULATORY MATTERS (continued)

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc, (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company has filed an answer and counterclaims, including a claim relating to false marking of an expired patent. Takeda filed a motion to dismiss the Company’s false marking counterclaim. Following the enactment of the America Invents Act, the parties stipulated to dismissal of the false marking claim. Discovery is proceeding, and a Markman hearing is set for February 16, 2012. No trial date has been set.

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

Avanir Pharmaceuticals, Inc. et al. v. Impax Laboratories, Inc. (Dextromethorphan/Quinidine)

In August 2011, Avanir Pharmaceuticals, Inc., Avanir Holding Co., and Center for Neurological Study filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta®.

GlaxoSmithKline LLC, et al. v. Impax Laboratories, Inc., et al. (Dustasteride/Tamsulosin)

In September 2011, GlaxoSmithKline LLC and SmithKline Beecham Corp. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg, generic of Jalyn®. The Company has filed an answer and counterclaim. Discovery is proceeding, and trial is set for October 22, 2012.

Other Litigation Related to the Company’s Business

Budeprion XL Litigation

In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. The Company filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs have filed a motion for class certification and the Company has filed an opposition to that motion. The class certification hearing was held on May 17, 2011. In September 2011, Impax filed a summary judgment motion on the grounds of plaintiffs’ claims are preempted under federal law based on the United States Supreme Court decision in PLIVA v. Mensing. The parties are also ordered to submit supplemental class certification papers in November 11, 2011, addressing the United States Supreme Court decision in Wal-Mart Stores, Inc. v. Duke. No trial date has been scheduled.

Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR®)

On November 1, 2010, the Company filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill the Company’s orders for the generic Adderall XR® product as required by the parties’ Settlement Agreement and License and Distribution Agreement, each signed in January 2006. In addition, the Company has filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by the Company. In November 2010, the case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. Discovery is proceeding, and a trial is currently set for April 10, 2012.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly period noted is as follows:

	September 30,	September 30,	September 30,
	2011Quarter Ended:
(in $000’s except shares and per share amounts)	March 31,	June 30,	September 30,
Revenue:
Global Product sales, gross	$151,832	$181,972	$169,519
Less:
Chargebacks	35,216	39,395	39,690
Rebates	12,709	17,392	18,014
Product Returns	2,706	1,799	552
Other credits	8,863	12,261	13,602

Global Product sales, net	92,338	111,125	97,661

Rx Partner	4,120	6,303	14,059
OTC Partner	1,943	1,184	879
Research Partner	6,715	3,713	3,715
Promotional Partner	3,535	3,535	3,535

Total revenues	108,651	125,860	119,849

Gross profit	58,537	59,702	62,654

Net income	$13,863	$12,550	$17,220

Net income per share (basic)	$0.22	$0.20	$0.27

Net income per share (diluted)	$0.21	$0.19	$0.26

Weighted Average:
common shares outstanding:
Basic	63,390,527	64,024,483	64,387,413

Diluted	67,044,266	67,654,047	66,986,758

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly period noted is as follows:

	September 30,	September 30,	September 30,
	2010 Quarter Ended:
(in $000’s except shares and per share amounts)	March 31,	June 30,	September 30,
Revenue:
Global Product sales, gross	$426,658	$224,657	$168,287
Less:
Chargebacks	56,168	49,420	36,065
Rebates	29,425	16,739	21,630
Product Returns	7,400	4,596	8,344
Other credits	23,888	15,925	10,669

Global Product sales, net	309,777	137,977	91,579

Rx Partner	4,903	5,802	202,799
OTC Partner	1,765	2,309	2,365
Research Partner	3,385	3,494	3,714
Promotional Partner	3,503	3,500	3,535

Total revenues	323,333	153,082	303,992

Gross profit	243,757	84,190	160,871

Net income	$131,485	$31,348	$75,163

Net income per share (basic)	$2.16	$0.51	$1.20

Net income per share (diluted)	$2.06	$0.48	$1.15

Weighted Average:
common shares outstanding:
Basic	61,008,015	61,876,599	62,435,116

Diluted	63,865,678	65,538,805	65,470,341

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

Statements included in this Quarterly Report on Form 10-Q not related to present or historical conditions are “forward-looking statements.” Additional oral or written forward-looking statements may be made by us from time to time. Such forward-looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, the effect of current economic conditions on our industry, business, financial position and results of operations, our ability to maintain an effective system of internal control over financial reporting, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products, reductions or loss of business with any significant customer or a reduction in sales of any significant product, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on alliance and collaboration agreements, the availability of raw materials, our ability to comply, and expenses of complying with legal and regulatory requirements governing the pharmaceutical and healthcare industries, including any fees or tariffs thereon, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims and other risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Overview

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of November 1, 2011, we marketed 102 generic pharmaceuticals, which represent dosage variations of 30 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 16 of our generic pharmaceuticals representing dosage variations of 4 different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. We have 47 applications pending at the FDA, including 2 tentatively approved by the FDA, and 74 other products in various stages of development for which applications have not yet been filed.

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

We are also developing specialty generic pharmaceuticals that we believe present one or more barriers to entry by competitors, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In the brand-name pharmaceuticals market, we are developing products for the treatment of central nervous system (“CNS”) disorders. Our brand-name product portfolio consists of development-stage projects to which we are applying our formulation and development expertise to develop differentiated, modified, or controlled-release versions of currently marketed (either in the United States or outside the United States) drug substances. We intend to expand our brand-name products portfolio primarily through internal development and also through licensing and acquisition.

We operate in two segments, referred to as the “Global Pharmaceuticals Division” or “Global Division” and the “Impax Pharmaceuticals Division” or “Impax Division.”

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label, the “Rx Partner” sales channel, for generic prescription products manufactured pursuant to agreements with unrelated third-party pharmaceutical entities who, in-turn sell such product under their own label; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products manufactured pursuant to agreements with unrelated third-party pharmaceutical entities who, in-turn sell such product under their own label. We report revenues from the “Global Products” sales channel and the “Private Label” sales channel under the caption “Global Product sales, net” on the consolidated statement of operations. We sell our Global Division products within the continental United States and Puerto Rico. We have no sales in other countries. We also generate revenue from research and development services provided under a joint development agreement with another pharmaceutical company, and report this revenue under the caption “Research partner” revenue on the consolidated statement of operations. We provide these services through the research and development group in our Global Division.

The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already approved pharmaceutical products to address CNS disorders. The Impax Division is also engaged in the co-promotion of products developed by unrelated third-party pharmaceutical entities through our direct sales force focused on marketing to physicians (referred to as “physician detailing sales calls”) in the CNS community. We also generate revenue in the Impax Division from research and development services provided under a development and license agreement with an unrelated third-party pharmaceutical company and report this revenue under the caption “Research Partner” revenue on the consolidated statement of operations.

We have entered into several alliance and collaboration agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements may require us to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms which ultimately may prove to be unfavorable to us. Relationships with alliance and collaboration partners may also include risks from the failure of a partner to perform under the agreement, incomplete marketplace information, inventories, development capabilities, regulatory compliance and commercial strategies of our partners and our agreements may be the subject of contractual disputes. If we, or our partners, are not successful in commercializing the products covered by the agreements, such commercial failure could materially adversely affect our business.

Pursuant to a license and distribution agreement, we are dependent on an unrelated third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell. We experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement. In November 2010, we filed suit against the third-party supplier of our authorized generic of Adderall XR® for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement. If we suffer supply disruptions related to our authorized generic Adderall XR® product in the future, our consolidated revenues and relationships with our customers may be materially adversely affected. Further, we may enter into similar license and distribution agreements in the future. Any delay or interruption in the supply of product under such agreements could curtail or delay our product shipments and adversely affect our consolidated revenues, as well as jeopardize our relationships with customers.

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

We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review. This work is ongoing and we are committed to improving our quality control and manufacturing practices. In late June 2011, we filed our response with the FDA and will continue to cooperate with the FDA to resolve the FDA observations. We have made significant quality improvements and are working to complete the material elements of our efforts as quickly as possible with the goal of being able to close out the warning letter by the end of February 2012. However, FDA re-inspection is required to close out the warning letter, the timing of the re-inspection is wholly dependent upon FDA’s availability, and we cannot assure the FDA will be satisfied with our responses and corrective actions and/or will not identify additional observations upon their re-inspection. Unless and until our corrective action is completed to the FDA’s satisfaction, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA may withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until the FDA observations are resolved. If we are unable to promptly correct the issues raised in the warning letter, our business, consolidated results of operations and consolidated financial condition could be materially adversely affected.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the United States Securities and Exchange Commission (SEC) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying our revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized manufacturing costs under the Company’s several alliance and collaboration agreements. Actual results may differ from estimated results.

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

Global Product sales, net. We recognize revenue from direct sales in accordance with SEC Staff Accounting Bulletin No. 104, Topic 13 “Revenue Recognition” (“SAB 104”). We recognize revenue from direct product sales at the time title and risk of loss pass to customers. We provide for accrued provisions for estimated chargebacks, rebates, product returns, and other pricing adjustments in the period we record the related sales.

Consistent with industry practice, we record an accrued provision for estimated deductions for chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and other pricing adjustments, in the same period when revenue is recognized. The objective of recording provisions for these deductions at the time of sale is to provide a reasonable estimate of the aggregate amount we expect to ultimately credit our customers. Since arrangements giving rise to the various sales credits are typically time driven (i.e. particular promotions entitling customers who make purchases of our products during a specific period of time, to certain levels of rebates or chargebacks), these deductions represent important reductions of the amounts those customers would otherwise owe us for their purchases of those products. Customers typically process their claims for deductions in a reasonably timely manner, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare actual amounts to the estimated provisions, in the aggregate, for each deduction category to assess the reasonableness of the various reserves at each quarterly balance sheet date. Differences between our estimated provisions and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP. We do not have the ability to specifically link any particular sales credit to an exact sales transaction and since there have been no material differences, we believe our systems and procedures are adequate for managing our business. An event such as the failure to report a particular promotion could result in a significant difference between the estimated amount accrued and the actual amount claimed by the customer, and, while there have been none to date, we would evaluate the particular events and factors giving rise to any such significant difference in determining the appropriate accounting.

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30,	September 30,
	September 30,	December 31
	2011	2010
	($ in 000s)
Chargeback reserve
Beginning balance	$14,918	$21,448
Provision recorded during the period	114,301	181,566
Credits issued during the period	(116,822)	(188,096)

Ending balance	$12,397	$14,918

Provision as a percent of gross Global Product sales	23%	19%

The higher level of chargebacks as a percent of gross Global Product sales in the nine months ended September 30, 2011 as compared to year ended December 31, 2010 – was principally the result of significant tamsulosin product sales during a contractual exclusivity period in 2010, for which there were no such comparable product sales in the period ended September 30, 2011. In this regard, we commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Upon their initial market launch, during the 2010 contractual exclusivity period, our tamsulosin product sales generally resulted in higher aggregate gross Global Product sales with a corresponding lower average chargeback credit, resulting in an overall lower chargeback percent of gross Global Product sales. Subsequent to the contractual exclusivity period, sales of our tamsulosin product have decreased significantly, as additional competing generic versions of the product entered the market beginning in late April 2010, resulting in both price erosion and reduction of our market-share.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross Global Product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30,	September 30,
	September 30,	December 31
	2011	2010
	($ in 000s)
Rebate reserve
Beginning balance	$20,892	$37,781
Provision recorded during the period	48,116	91,064
Credits issued during the period	(50,750)	(107,953)

Ending balance	$18,258	$20,892

Provision as a percent of gross Global Product sales	10%	9%

As noted above, the provision for rebates, as a percent of gross Global Product sales, remained relatively consistent period-over-period.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the product returns reserve for nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30,	September 30,
	September 30,	December 31
	2011	2010
	($ in 000s)
Product Returns Reserve
Beginning balance	$33,755	$22,114
Provision related to sales recorded in the period	5,057	15,821
Credits issued during the period	(9,381)	(4,180)

Ending balance	$29,431	$33,755

Provision as a percent of gross Global Product sales	1.0%	1.6%

The provision for returns as a percent of Global Product sales, gross has continued to decline steadily during the nine months ended September 30, 2011 primarily as the result of continued improvement in our historical experience of actual return credits processed. Our historical experience for returns has improved due to the launch of new products in recent years, for example our authorized generic Adderall XR® products.

Medicaid Rebate. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $ 16,320,000 and $ 12,475,000 as of September 30, 2011 and December 31, 2010, respectively. The accrual for Medicaid rebate payments increased significantly beginning in 2009 as a result of the launch of our authorized generic Adderall XR® products in October 2009; which require such Medicaid rebate payments to be calculated under the regulations applicable to brand products.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $ 745,000 and $ 281,000 as of September 30, 2011 and December 31, 2010, respectively. Historically, differences between our estimated and actual credits issued for shelf stock adjustments have not been significant.

Allowance for Uncollectible Amounts. We maintain allowances for uncollectible amounts for estimated losses resulting from amounts deemed to be uncollectible from our customers; these allowances are for specific amounts on certain accounts. The allowance for uncollectible amounts totaled $ 650,000 and $ 539,000 at September 30, 2011 and December 31, 2010, respectively.

Rx Partner and OTC Partner. Each of our alliance and collaboration agreements involves multiple deliverables in the form of products, services and/or licenses over extended periods. FASB ASC Topic 605-25 supplemented SAB 104 for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue (and related direct manufacturing costs) over the estimated life of the agreement or our estimated expected period of performance using either the straight-line method or a modified proportional performance method. Under the modified proportional performance method, the amount we recognize in the period of initial recognition is based upon the number of years elapsed under the agreement relative to the estimated total recognition period of the particular agreement. The amount of revenue we recognize in the year of initial recognition is thus determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the agreement and the denominator of which is the total number of years estimated to be the recognition period. We then recognize the remaining balance of the amount realized in equal amounts in each of the succeeding years of the recognition period. For example, with respect to profit share or royalty payments reported by an alliance and collaboration agreement partner during the third year of an agreement with an estimated revenue recognition period of 15 years, we recognize 3/15 of the amount reported as revenue in the year reported and we recognize 1/15 of the amount reported as revenue during each of the remaining 12 years.

OTC Partner revenue is related to our alliance and collaboration agreement with Pfizer Inc. (formerly Wyeth) with respect to supply of over-the-counter pharmaceutical products and related research and development services. We initially defer all revenue earned under our OTC Partner alliance and collaboration agreement. We also defer direct product manufacturing costs to the extent these costs are reimbursable by the OTC Partner. We recognize the product manufacturing costs in excess of amounts reimbursable by the OTC Partner as current period cost of revenue. We recognize revenue as OTC Partner revenue and amortize deferred product manufacturing costs as cost of revenues — as we fulfill our contractual obligations. Revenue is recognized and associated costs are amortized over the alliance and collaboration agreement’s term of the arrangement or our expected period of performance, using a modified proportional performance method. Under the modified proportional performance method of revenue recognition utilized by us, the amount we recognize in the period of initial recognition is based upon the number of years elapsed under the alliance and collaboration agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue we recognize in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance and collaboration agreement and the denominator of which is the total estimated life of the alliance and collaboration agreement. The amount recognized as revenue during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and/or the fair value received. The result of the modified proportional performance method is a greater portion of the revenue is recognized in the initial period with the remaining balance being recognized ratably over either the remaining life of the arrangement or the expected period of performance of the alliance and collaboration agreement.

As noted above, our alliance and collaboration agreements obligate us to deliver multiple goods and/or services over extended periods. These deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, we receive payments from our alliance and collaboration agreement partners for product shipments, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the alliance and collaboration agreement partners for product shipments under these agreements is generally not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Royalty and profit sharing amounts we receive under these agreements are calculated by the respective alliance and collaboration agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, returns, shelf stock adjustments and other adjustments the alliance agreement partners may negotiate with their customers. We record the alliance and collaboration agreement partner’s adjustments to these estimated amounts in the period the alliance and collaboration agreement partner reports the amounts to us.

Research Partner. We have entered into development agreements with unrelated third-party pharmaceutical companies under which we are collaborating in the development of four dermatological products, including three generic products and one branded dermatological product, and one branded CNS product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. We defer and recognize revenue received from the provision of research and development services, including the upfront payment and the milestone payments received before January 1, 2011 on a straight line basis over the expected period of performance of the research and development services. We will recognize revenue received from the achievement of contingent research and development milestones, if any, after January 1, 2011 currently in the period such payment is earned. We will recognize royalty fee income, if any, as current period revenue when earned.

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

Additionally, for example, the consideration received from the provision of research and development services under the Joint Development Agreement with Medicis, including the up-front fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized on a straight-line basis over our expected period of performance to provide research and development services under the Joint Development Agreement which is estimated to be a 48 month period, starting in December 2008 (upon receipt of the $ 40.0 million upfront payment) and ending in November 2012 (upon completion of the final Joint Development Agreement deliverable). The completion of the final Joint Development Agreement deliverable represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of the completion of the final Joint Development Agreement deliverable is different from our estimate, the revenue recognition period will change on a prospective basis at such time the event occurs. While no such change in the estimated life of the Medicis Joint Development Agreement has occurred to date, if we were to conclude significantly more time will be required to fulfill our contractual obligations, then we would increase our estimate of the revenue recognition period under the Joint Development Agreement, resulting in a reduced periodic amount of revenue recognized prospectively in current and future periods.

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

Third-Party Research and Development Agreements. In addition to our own research and development resources, we may use unrelated third-party vendors, including universities and independent research companies, to assist in our research and development activities. These vendors provide a range of research and development services to us, including clinical and bio-equivalency studies. We generally sign agreements with these vendors which establish the terms of each study performed by them, including, among other things, the technical specifications of the study, the payment schedule, and timing of work to be performed. Third-party researchers generally earn payments either upon the achievement of a milestone, or on a pre-determined date, as specified in each study agreement. We account for third-party research and development expenses as they are incurred according to the terms and conditions of the respective agreement for each study performed, with an accrued expense at each balance sheet date for estimated fees and charges incurred by us, but not yet billed to us. We monitor aggregate actual payments and compare them to the estimated provisions to assess the reasonableness of the accrued expense balance at each quarterly balance sheet date. Differences between our estimated and actual payments made have not been significant.

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes Merton option-pricing model, wherein: expected volatility is based on historical volatility of our common stock, and of a peer group for the period of time our common stock was deregistered, over the period commensurate with the expected term of the stock options. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the simplified method provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.

Income Taxes. We are subject to U.S. federal, state and local income taxes and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values and the tax bases of our assets and liabilities.

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at September 30, 2011. We carry our deferred compensation liability at fair value, based upon observable market values. We had no debt outstanding as of September 30, 2011. Our only remaining debt instrument at September 30, 2011 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

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

Goodwill. In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2010, as the fair value of the Global Division exceeded its carrying value. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If these events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month period ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Increase/
	September 30,	September 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)

Total revenues	$119,849	$303,992	$(184,143)	(61)%

Gross profit	62,654	160,871	(98,217)	(61)%

Income from operations	25,383	123,360	(97,977)	(79)%

Income before income taxes	25,667	123,636	(97,969)	(79)%
Provision for income taxes	8,486	48,501	(40,015)	(83)%

	17,181	75,135	(57,954)	(77)%

Non-controlling interest	39	28	11	39%

Net income	$17,220	$75,163	$(57,943)	(77)%

Net income for the three month period ended September 30, 2011 was $ 17.2 million, a decrease of $ 57.9 million as compared to $ 75.2 million for the three month period ended September 30, 2010, primarily attributable to decreased Rx Partner revenue partially offset by a period-over-period increase in Global Product sales, net and a corresponding decrease in the provision for income taxes. The decrease in Rx Partner revenue was driven by an adjustment to the accounting for the Teva Agreement in the three month period ended September 30, 2010. The adjustment to the accounting for the Teva Agreement resulted in an increase of approximately $ 61.4 million to net income in the three months ended September 30, 2010 (i.e. tax-effected at the periodic effective tax rate for the three months ended September 30, 2010). For additional information on the accounting afforded the Teva Agreement, see “Part I: Financial Information — Item 1. Financial Statements — Footnote 11, Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva.” Moreover, as discussed throughout this section, we continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products, indicated for the treatment of attention deficit hyperactivity disorder, and fenofibrate products, a cholesterol-lowering drug, during the three month period ended September 30, 2011. With respect to our authorized generic Adderall XR® products, we are dependent on an unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. We have experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement. Any continued delay or interruption in whole or part in the supply of our authorized generic Adderall XR® products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and materially adversely affect our consolidated revenues, as well as jeopardize our relationships with our customers. Any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the three month period ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Increase/
	September 30,	September 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
Revenues:
Global Product sales, net	$97,661	$91,579	$6,082	7%
Rx Partner	12,621	202,799	(190,178)	(94)%
OTC Partner	879	2,365	(1,486)	(63)%
Research Partner	3,385	3,384	1	nm *

Total revenues	114,546	300,127	(185,581)	(62)%

Cost of revenues	54,196	140,278	(86,082)	(61)%

Gross profit	60,350	159,849	(99,499)	(62)%

Operating expenses:
Research and development	11,487	12,819	(1,332)	(10)%
Patent litigation	2,114	1,033	1,081	105%
Selling, general and administrative	4,069	4,127	(58)	(1)%

Total operating expenses	17,670	17,979	(309)	(2)%

Income from operations	$42,680	$141,870	$(99,190)	(70)%

—* nm — not meaningful

Revenues

Total revenues for the Global Division for the three month period ended September 30, 2011, were $ 114.5 million, a decrease of 62% over the same period in 2010, principally resulting from the decrease in Rx Partner revenue, and as discussed below.

Global Product sales, net, were $ 97.7 million for the three month period ended September 30, 2011, an increase of 7% over the same period in 2010, primarily as a result of higher sales of our authorized generic Adderall XR® products, partially offset by lower sales of our fenofibrate products. With respect to sales of our authorized generic Adderall XR® products, the increase principally resulted from higher products sales due to customer buying patterns. Inventory levels of our authorized generic Adderall XR® products are lower than required to meet our current customer demand. With respect to sales of our fenofibrate products, the decrease has resulted from both price erosion and reduction of our market share due to increased competition.

Rx Partner revenues were $ 12.6 million for the three month period ended September 30, 2011, a decrease of 94% over the prior year period attributable to an adjustment to revenue recognition under the Teva Agreement. The Teva Agreement revenue recognition adjustment resulted in an increase in Rx Partner revenue of $ 196.4 million in the three months ended September 30, 2010. Rx Partner revenue before the revenue recognition adjustment were $6.4 million for the three months ended September 30, 2010, and when compared to $ 12.6 million of revenue for the three months ended September 30, 2011 results in an increase of $ 6.2 million in the current year period. The increase in Rx Partner revenue principally resulted from a Teva Agreement profit-share adjustment realized in the three months ended September 30, 2011. The amount of profit share we receive under the Teva Agreement is calculated by Teva, and is generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments as negotiated by Teva with its customers. We record Teva’s adjustments to the estimated amounts in the period when earned. For additional information regarding the accounting afforded the Teva Agreement, see “Part I: Financial Information — Item 1. Financial Statements — Footnote 11, Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva.”

OTC Partner revenues were $ 0.9 million for the three month period ended September 30, 2011, with the decrease over the prior year period resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Research Partner revenues were $ 3.4 million for the three month period ended September 30, 2011, with no change from the prior year period.

Cost of Revenues

Cost of revenues was $ 54.2 million for the three month period ended September 30, 2011 and $ 140.3 million for the prior year period, of which $ 95.4 million was related to the Teva Agreement adjustment to the amortization of deferred manufacturing costs in the prior year period which corresponded to the adjustment to revenue recognition discussed above. Cost of revenues increased $ 9.3 million, before the Teva Agreement adjustment primarily resulting from higher sales of our Global Products as discussed above.

Gross Profit

Gross profit for the three month period ended September 30, 2011 was $ 60.4 million, or approximately 53% of total revenues, as compared to $ 159.8 million, or approximately 53% of total revenue, in the prior year period. Gross profit in the prior year period before the Teva Agreement adjustment was $ 58.8 million, or approximately 57% of total revenues.

Research and Development Expenses

Total research and development expenses for the three month period ended September 30, 2011 were $ 11.5 million, a decrease of 10%, as compared to the same period of the prior year. Generic research and development expenses decreased $ 1.3 million primarily as a result of $ 1.8 million lower spending on bio-studies, $ 0.6 million on active pharmaceutical ingredients used for research purposes and $ 0.2 million on personnel-related costs partially offset by higher spending of $1.3 million on outside development costs.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended September 30, 2011 and 2010 were $ 2.1 million and $ 1.0 million, respectively, with the increase resulting from legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2011 were $4.1 million, representing a nominal change from the prior year period.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month period ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended,		Increase/
	September 30,	September 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
Revenues:
Rx Partner	$1,438	$—	$1,438	nm *
Promotional Partner	3,535	3,535	—	—
Research Partner	330	330	—	—

Total revenues	5,303	3,865	1,438	37%

Cost of revenues	2,999	2,843	156	5%

Gross profit	2,304	1,022	1,282	125%

Operating expenses:
Research and development	7,352	11,027	(3,675)	(33)%
Selling, general and administrative	1,632	930	702	75%

Total operating expenses	8,984	11,957	(2,973)	(25)%

Loss from operations	$(6,680)	$(10,935)	$4,255	39%

— *nm — not meaningful

Revenues

Total revenues were $ 5.3 million for the three month period ended September 30, 2011, an increase of 37% compared to the same period in the prior year, principally driven by $ 1.4 million of Rx Partner revenue recognition related to the up-front payment received under our License, Development and Commercialization Agreement (“License Agreement”) with GSK entered into in December 2010, for which there were no similar revenues in the prior year period. We received an initial $ 11.5 million up-front payment upon the inception of the License Agreement which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period, which is currently estimated to be the 24 month period ending December 2012. In addition, under a Development and Co-Promotion Agreement (“Endo Agreement”) with Endo Pharmaceuticals, Inc. (“Endo”), we received an initial $ 10.0 million up-front payment which we are recognizing as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017. In each of the three month period ended September 30, 2011 and September 30, 2010, we recognized $ 0.3 million of Research Partner revenue under the Endo Agreement.

Cost of Revenues

Cost of revenues for the Impax Division consists primarily of expenditures related to our sales force which provides physician detailing services under a promotional services agreement with an unrelated pharmaceutical company. Cost of revenues was $ 3.0 million for the three month period ended September 30, 2011, with no individually significant changes from the same period in 2010.

Gross Profit

Gross profit for the three month period ended September 30, 2011 was $ 2.3 million, an increase of $ 1.3 million over the prior year period primarily resulting from increases in Rx Partner and Research Partner revenues as discussed above.

Research and Development Expenses

Total research and development expenses for the three month period ended September 30, 2011 were $ 7.4 million, a decrease of 33%, as compared to $ 11.0 million in the prior year period. The decrease was principally driven by a reduction in research and development expenses related to our branded product initiatives, including a decrease of $ 4.6 million for clinical study costs partially offset by increases of $ 0.5 million for personnel-related costs, and $ 0.4 million for outside services used in research related activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 1.6 million for the three months ended September 30, 2011, an increase of 75% as compared to $ 0.9 million in the prior period. The increase primarily related to higher new product planning activities of $ 0.4 million and higher marketing personnel-related costs of $ 0.2 million.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the three month period ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Increase/
	September 30,	September 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
General and administrative expenses	$10,617	$7,575	3,042	40%

Loss from operations	(10,617)	(7,575)	(3,042)	(40)%

Other income (expense), net	69	(91)	160	176%
Interest income	268	405	(137)	(34)%
Interest expense	(53)	(38)	(15)	(39)%
Loss before income taxes	(10,333)	(7,299)	(3,034)	(42)%
Provision for income taxes	$8,486	$48,501	(40,015)	(83)%

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2011 were $ 10.6 million, a $ 3.0 million increase over the prior period. The increase was principally driven by an increase in corporate legal expenses of $2.5 million, and higher executive compensation-related expenses of $ 0.4 million.

Other income (expense), net

Other expense, net for the three month period ended September 30, 2011 increased principally from realized exchange rate gains and losses on foreign currency denominated transactions. In the three month period ended September 30, 2011, foreign currency denominated transactions resulted in a realize gain of $ 0.06 million as compared to a realized loss of $ 0.05 million in the prior period.

Interest Income

Interest income in the three month period ended September 30, 2011 was $ 0.3 million, with a period over period decrease of $ 0.1 million resulting from lower average balances of short-term investments.

Interest Expense

Interest expense in the three month period ended September 30, 2011 and 2010 was primarily the result of the amortization of deferred financing costs.

Income Taxes

We calculate our interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, we make an estimate of the annual U.S. domestic and foreign jurisdictions’ expected effective tax rates and apply these rates to their respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or additional information is obtained. The computation of the annual estimated effective tax rates includes modifications, which were projected for the year, for share-based compensation charges, the domestic manufacturing deduction, and federal and state research and development credits, among others. In addition, we recognize the effect of changes in enacted tax laws, rates, or tax status in the interim period in which such change occurs.

During the three month period ended September 30, 2011, we recorded an aggregate tax provision of $ 8.5 million for U.S. domestic income taxes and for foreign income taxes. In the three month period ended September 30, 2010, we recorded an aggregate tax provision of $ 48.5 million for U.S. domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower income before taxes in the three month period ended September 30, 2011 as compared to the same period in the prior year, resulting principally from the reduced products sales revenue and gross profit as discussed above. The tax provision for the three month period ended September 30, 2011 included the effect of the federal research and development tax credit, enacted on December 17, 2010, retroactive to January 1, 2010. Conversely, the tax provision for the three months ended September 30, 2010 did not include the effect of a federal research and development tax credit which had previously expired on December 31, 2009. The effective tax rate of 33% for the three month period ended September 30, 2011 was lower than the effective tax rate of 39% for the three month period ended September 30, 2010, primarily due to the absence of the federal research and development tax credit in the prior year period. In addition, due to the lower level of income before income taxes in the three month period ended September 30, 2011 as compared to the prior year period, the aggregate net federal and state research and development tax credits have a more pronounced effect on our overall consolidated effective tax rate in the current year period.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Overview:

The following table sets forth our summarized, consolidated results of operations for the nine month period ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended		Increase/
	September 30,	September 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
Total revenues	$354,360	$780,407	$(426,047)	(55)%

Gross profit	180,893	488,818	(307,925)	(63)%

Income from operations	64,082	383,632	(319,550)	(83)%

Income before income taxes	64,410	384,070	(319,660)	(83)%
Provision for income taxes	20,844	146,114	(125,270)	(86)%

	43,566	237,956	(194,390)	(82)%
Non-controlling interest	67	40	27	68%

Net income	$43,633	$237,996	$(194,363)	(82)%

Net income for the nine month period ended September 30, 2011 was $ 43.6 million, a decrease of $ 194.4 million as compared to $ 238.0 million for the nine month period ended September 30, 2010, primarily attributable to decreased Global Product sales, net, principally driven by a decrease in revenue earned from the sale of our tamsulosin product, a generic version of Flomax® used to improve symptoms associated with an enlarged prostate, resulting in a period-over-period decrease in total consolidated revenues and gross profit, and decreased Rx Partner revenues, principally driven by an adjustment to the accounting for the Teva Agreement in the three month period ended September 30, 2010, partially offset by a corresponding decrease in the provision for income taxes. In the nine month period ended September 30, 2010, sales of our tamsulosin product benefited from an eight week contractual market exclusivity period which commenced on March 2, 2010, and for which there was no similar contractual market exclusivity period in the nine month period ended September 30, 2011. The adjustment to the accounting for the Teva Agreement resulted in an increase of approximately $ 62.6 million to net income in the nine months ended September 30, 2010, (i.e. tax-effected at the periodic effective tax rate for the nine months ended September 30, 2010). For additional information on the accounting afforded the Teva Agreement, see “Part I: Financial Information — Item 1. Financial Statements — Footnote 11, Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva”. Moreover, as discussed throughout this section, we continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products, indicated for the treatment of attention deficit hyperactivity disorder, and fenofibrate products, a cholesterol-lowering drug, during the nine months ended September 30, 2011. With respect to our authorized generic Adderall XR® products, we are dependent on an unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. We experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement. Any continued delay or interruption in whole or part in the supply of our authorized generic Adderall XR® products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our consolidated revenues, as well as jeopardize our relationships with our customers. Any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the nine month period ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended		Increase/
	September 30,	September 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
Revenues:
Global Product sales, net	$301,124	$539,333	$(238,209)	(44)%
Rx Partner	20,169	213,504	(193,335)	(91)%
OTC Partner	4,006	6,439	(2,433)	(38)%
Research Partner	13,154	10,153	3,001	30%

Total revenues	338,453	769,429	(430,976)	(56)%

Cost of revenues	164,627	282,309	(117,682)	(42)%

Gross profit	173,826	487,120	(313,294)	(64)%

Operating expenses:
Research and development	34,728	32,608	2,120	6%
Patent litigation	6,097	4,786	1,311	27%
Selling, general and administrative	9,938	11,149	(1,211)	(11)%

Total operating expenses	50,763	48,543	2,220	5%

Income from operations	$123,063	$438,577	$(315,514)	(72)%

Revenues

Total revenues for the Global Division for the nine month period ended September 30, 2011, were $ 338.5 million, a decrease of 56% over the same period in 2010, principally resulting from the decrease in Rx Partner revenue, and as discussed below.

Global Product sales, net, were $ 301.1 million for the nine month period ended September 30, 2011, a decrease of 44% over the same period in 2010, primarily as a result of lower sales of our tamsulosin, authorized generic Adderall XR® products, and our fenofibrate products. As noted, we commenced sales of our tamsulosin product, on March 2, 2010 and had a contractual market exclusivity period for this product for the succeeding eight weeks and, as a result, we were able to achieve high market-share penetration in the nine month period ended September 30, 2010. Following the expiration of our contractual market exclusivity period, competing generic versions to our own generic version of the tamsulosin product began entering the market in April 2010, resulting in both price erosion and reduction of our market share. With respect to sales of our authorized generic Adderall XR® products, the decrease resulted from the product supply disruptions noted above. With respect to the sales of our fenofibrate products, the decrease has resulted from both price erosion and reduction of our market share.

Rx Partner revenues were $ 20.2 million for the nine month period ended September 30, 2011, a decrease of 91% over the prior year period attributable to an adjustment to revenue recognition under the Teva Agreement. The Teva Agreement revenue recognition adjustment resulted in an increase in Rx Partner revenue of $ 196.4 million in the nine months ended September 30, 2010. Rx Partner revenue before the adjustment to revenue recognition for the Teva Agreement were $ 17.1 million for the nine months ended September 30, 2010, and when compared to $20.2 million of revenue for the nine months ended September 30, 2011 resulted in an increase of $ 3.1 million in the current year period. The increase in Rx Partner revenue principally resulted from a Teva Agreement profit-share adjustment realized by us in the three months ended September 30, 2011. The amount of profit share we receive under the Teva Agreement is calculated by Teva, and is generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments as negotiated by Teva with its customers. We record Teva’s adjustments to such estimated amounts in the period when earned. For additional information regarding the accounting afforded the Teva Agreement, see “Part I: Financial Information — Item 1. Financial Statements — Footnote 11, Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva”.

OTC Partner revenues were $ 4.0 million for the nine month period ended September 30, 2011, with the decrease over the prior year period resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Research Partner revenues were $ 13.2 million for the nine month period ended September 30, 2011 an increase of $ 3.0 million over the prior year period, resulting from the recognition of revenue related to a $ 3.0 million milestone payment which was earned in the nine months ended September 30, 2011.

Cost of Revenues

Cost of revenues was $ 164.6 million for the nine month period ended September 30, 2011 and $ 282.3 million for the prior year period, of which $ 95.4 million was related to the Teva Agreement adjustment to the amortization of deferred manufacturing costs in the prior year period which corresponded to the adjustment to revenue recognition discussed above. Cost of revenues decreased $ 22.3 million, before the Teva Agreement adjustment primarily resulted from lower sales of our tamsulosin, authorized generic Adderall XR®, and fenofibrate products, as discussed above.

Gross Profit

Gross profit for the nine month period ended September 30, 2011 was $ 173.8 million, or approximately 51% of total revenues, as compared to $ 487.1 million, or approximately 63% of total revenue, in the prior year period. Gross profit in the prior year period, before the Teva Agreement adjustment, was $ 386.1 million, or approximately 67% of total revenues.

Research and Development Expenses

Total research and development expenses for the nine month period ended September 30, 2011 were $ 34.7 million, an increase of 6%, as compared to the same period of the prior year. Generic research and development expenses increased primarily as a result of an increase of $ 3.2 million in outside development costs, $ 1.1 million of additional depreciation expense related to equipment used in research and development activities, partially offset by a decrease of $ 1.0 million in bio-equivalency study costs, and $ 1.0 million of lower expenses related to active pharmaceutical ingredients used for research purposes.

Patent Litigation Expenses

Patent litigation expenses for the nine month period ended September 30, 2011 and 2010 were $ 6.1 million and $ 4.8 million, respectively, with the increase resulting from higher legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2011 were $ 9.9 million, an 11% decrease over the prior year period. The decrease resulted primarily from $ 0.9 million in lower executive-level compensation costs and $ 0.7 million in lower sales incentive compensation costs, partially offset by higher marketing expenses of $0.3 million.

Impax Division

The following table sets forth results of operations for the Impax Division for the nine month period ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended,		Increase/
	September 30,	September 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
Revenues:
Rx Partner	$4,313	$—	$4,313	nm *
Promotional Partner	10,605	10,538	67	1%
Research Partner	989	440	549	125%

Total revenues	15,907	10,978	4,929	45%

Cost of revenues	8,840	9,280	(440)	(5)%

Gross profit	7,067	1,698	5,369	316

Operating expenses:
Research and development	27,580	30,656	(3,076)	(10)%
Selling, general and administrative	4,116	2,478	1,638	66%

Total operating expenses	31,696	33,134	(1,438)	(4)%

Loss from operations	$(24,629)	$(31,436)	$6,807	22%

— *nm — not meaningful

Revenues

Total revenues were $ 15.9 million for the nine month period ended September 30, 2011, an increase of 45% compared to the same period in the prior year, principally driven by $ 4.3 million of Rx Partner revenue recognition related to the up-front payment received under our License, Development and Commercialization Agreement with GSK entered into in December 2010, for which there were no similar revenues in the prior year period. We received an initial $ 11.5 million up-front payment upon the inception of the License Agreement which is being recognized as revenue on a straight-line basis over our expected period of performance during the development period, which is currently estimated to be the 24 month period ending December 2012. In addition, under a Development and Co-Promotion Agreement (“Endo Agreement”) with Endo Pharmaceuticals, Inc. (Endo), we received an initial $ 10.0 million up-front payment which is being recognized as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which is currently estimated to be the 91 month period ending December 2017. Under the Endo Agreement, we recognized $ 1.0 million of Research Partner revenue in the nine month period ended September 30, 2011 and $ 0.4 million in the nine month period ended September 30, 2010.

Cost of Revenues

Cost of revenues for the Impax Division consists primarily of expenditures related to our sales force which provides physician detailing services under a promotional services agreement with an unrelated pharmaceutical company. Cost of revenues was $ 8.8 million for the nine month period ended September 30, 2011, with no individually significant changes from the same period in 2010.

Gross Profit

Gross profit for the nine month period ended September 30, 2011 was $ 7.1 million, an increase of $ 5.4 million over the prior year period primarily resulting from increases in Rx Partner and Research Partner revenues as described above.

Research and Development Expenses

Total research and development expenses for the nine month period ended September 30, 2011 were $ 27.6 million, a decrease of 10%, as compared to $ 30.7 million in the prior year period, with the $ 3.1 million decrease principally driven by a decrease of $ 5.7 million for clinical study costs partially offset by increases of $ 1.0 million for consulting expenses, $ 0.8 million for personnel-related costs, and $ 0.5 million for product development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 4.1 million in the nine month period ended September 30, 2011 as compared to $ 2.5 million in the prior year period with the increase primarily related to increases of $ 0.9 million in new product planning activities, and $ 0.4 million for marketing personnel-related costs.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the nine month period ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended		Increase/
	September 30,	September 30,	(Decrease)
	2011	2010	$	%
(in $000’s)	(unaudited)	(unaudited)
General and administrative expenses	$34,352	$23,509	10,843	46%

Loss from operations	(34,352)	(23,509)	(10,843)	(46)%

Other expense, net	(470)	(134)	(336)	(251)
Interest income	879	680	199	29%
Interest expense	(81)	(108)	27	25%
Loss before income taxes	(34,024)	(23,071)	(10,953)	(47)%
Provision for income taxes	$20,844	$146,114	(125,270)	(86)%

General and Administrative Expenses

General and administrative expenses for the nine month period ended September 30, 2011 were $ 34.4 million, a $ 10.8 million increase over the prior period. The increase was principally driven by higher corporate legal expenses of $ 7.2 million, an increase in executive compensation-related expenses of $ 2.2 million, and an increase in information technology systems related expenses of $ 1.6 million.

Other expense, net

Other expense, net for the nine month period ended September 30, 2011 increased principally from the realization of a transaction loss related to the settlement of a foreign currency denominated obligation.

Interest Income

Interest income in the nine month period ended September 30, 2011 was $ 0.9 million, with a period over period increase of $ 0.2 million resulting from higher average balances of cash and cash equivalents and short-term investments.

Interest Expense

Interest expense in the nine month period ended September 30, 2011 and 2010 was primarily the result of the amortization of deferred financing costs.

Income Taxes

We calculate our interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, we make an estimate of the annual U.S. domestic and foreign jurisdictions’ expected effective tax rates and apply these rates to their respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or additional information is obtained. The computation of the annual estimated effective tax rates includes modifications, which were projected for the year, for share-based compensation, the domestic manufacturing deduction, and federal and state research and development credits, among others. In addition, we recognize the effect of changes in enacted tax laws, rates, or tax status in the interim period in which such change occurs.

During the nine month period ended September 30, 2011, we recorded an aggregate tax provision of $ 20.8 million for U.S. domestic income taxes and for foreign income taxes. In the nine month period ended September 30, 2010, we recorded an aggregate tax provision of $ 146.1 million for U.S. domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower income before taxes in the nine month period ended September 30, 2011 as compared to the same period in the prior year, resulting principally from the reduced products sales revenue and gross profit as discussed above. The tax provision for the nine month period ended September 30, 2011 included the effect of the federal research and development tax credit, enacted on December 17, 2010, retroactive to January 1, 2010. Conversely, the tax provision for the nine month period ended September 30, 2010 did not include the effect of a federal research and development tax credit which had previously expired on December 31, 2009. The effective tax rate of 32% for the nine month period ended September 30, 2011 was lower than the effective tax rate of 38% for the nine month period ended September 30, 2010, primarily due to the absence of the federal research and development tax credit in the prior year period. In addition, due to the lower level of income before income taxes in the nine month period ended September 30, 2011 as compared to the prior year period, the aggregate net federal and state research and development tax credits have a more pronounced effect on our overall consolidated effective tax rate in the current year period.

Liquidity and Capital Resources

We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.

We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future. In addition, we are generally required to make cash expenditures to manufacture and /or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash. We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our cash requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and/or licensing agreements, as well as from the debt and/or equity capital markets to fund the planned capital expenditures, our research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions.

Cash and Cash Equivalents

At September 30, 2011, we had $ 138.2 million in cash and cash equivalents, an increase of $ 46.4 million as compared to December 31, 2010. As more fully discussed below, the increase in cash and cash equivalents during the nine month period ended September 30, 2011 was primarily driven by $ 10.5 million of net cash provided by operating activities and $ 17.2 million of net cash provided by investing activities, which included net maturities of short-term investments of $ 35.7 million partially offset by $ 18.4 million of purchases of property, plant, and equipment. The increase in cash and cash equivalents was also favorably impacted by $ 12.6 million received from the exercise of stock options and employee stock purchase plan contributions.

Cash Flows

Nine Month Period Ended September 30, 2011 Compared to the Nine Month Period Ended September 30, 2010.

Net cash provided by operating activities for the nine month period ended September 30, 2011 was $ 10.5 million, a decrease of $ 249.4 million as compared to the prior year period $ 259.9 million net cash provided by operating activities. The period-over-period decrease in net cash provided by operating activities principally resulted from higher accounts receivable, lower accounts payable and accrued expenses, and lower net income period-over-period. The balance of accounts receivable was $ 106.0 million at September 30, 2011, resulting in a $ 24.1 million use of cash for the nine month period ended September 30, 2011, compared to the same period in the prior year when accounts receivable resulted in a $ 90.1 million source of cash flows. In addition, lower levels of accounts payable and accrued expenses resulted in a period-over-period decrease of $ 29.2 million in cash flows. The decrease in cash provided by accounts receivable, for the nine month period ended September 30, 2011 as compared to the prior year period, was primarily the result of lower sales of our tamsulosin, authorized generic Adderall XR®, and fenofibrate products in the current year period, as described above. Accounts payable and accrued expenses decreased in the current year period primarily as the result of lower amounts of trade payables, due primarily to timing of payments to vendors, and lower income taxes payable. Income taxes payable decreased during the nine month period ended September 30, 2011 as a result of the aforementioned lower consolidated income before income taxes primarily as a result of lower sales of our tamsulosin products, authorized generic Adderall XR®, and fenofibrate products in the current year period.

Net cash provided by investing activities for the nine month period ended September 30, 2011, amounted to $17.2 million, an increase of $ 161.4 million as compared to the prior year period of $ 144.1 million of cash flows used in investing activities, with the change due to a period-over-period $ 169.3 million net increase in maturities of short-term investments, partially offset by $ 7.9 million in higher expenditures on property, plant and equipment. Net maturities of short-term investments during the nine month period ended September 30, 2011 resulted in a $ 35.7 million source of cash, as compared to a $ 133.6 million use of cash from net purchases of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the nine month period ended September 30, 2011 amounted to $ 18.4 million as compared to $ 10.5 million for the prior year period. We expect to incur capital expenditures of approximately $ 50.0 million during the 12 months ending December 31, 2011, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California, and our packaging and distribution facilities in the Commonwealth of Pennsylvania, and the continuing construction of our manufacturing facility in Jhunan, Taiwan, R.O.C.

Net cash provided by financing activities for the nine month period ended September 30, 2011 was $ 18.7 million, representing a slight increase of $ 0.4 million as compared to the prior year period $ 18.3 million of net cash provided by financing activities. The period-over-period increase in net cash provided by financing activities was due to a $ 1.7 million increase in the tax benefit related to the exercise of employee stock options, partially offset by a $1.3 million decrease in the cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan.

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

•

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) requires us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). At September 30, 2011, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, our former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between us and the Administrative Agent (as successor by merger to Wachovia Bank, N.A.), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the nine month period ended September 30, 2011 and 2010, unused line fees incurred under each of the credit agreements were $ 112,000 and $ 133,000, respectively.

Recent Accounting Pronouncements

In March 2010, the FASB approved the “Milestone Method of Revenue Recognition,” which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application, for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. We recognized $ 3.0 million of revenue for a research and development milestone we achieved during the nine months ended September 30, 2011 pursuant to the terms of our Joint Development Agreement with Medicis Pharmaceutical Corporation.

In December 2010, the FASB issued Accounting Standards Update No. 2010-27, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (Subtopic 720-50), which provides guidance on the annual fee paid by pharmaceutical manufacturers to the U.S. Treasury in accordance with the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the “Acts”). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee ranges from $ 2.5 billion to $ 4.1 billion in total, a portion of which will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. An entity’s portion of the annual fee becomes payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from branded prescription drug sales to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The liability related to the annual fee imposed by the Acts is estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. The guidance in Subtopic 720-50 became effective for calendar years beginning after December 31, 2010. Upon becoming effective this update did not have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes to the quantitative and qualitative disclosures about market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Systems of internal control and their associated policies and procedures, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance the objectives of the system of internal control are achieved. Further, the design of a system of internal control must be balanced against resource constraints, and therefore the benefits of internal controls must be considered relative to their costs. Given the inherent limitations in all systems of internal controls, no evaluation of internal controls can provide absolute assurance all internal control issues and instances of fraud, if any, within a company have been detected. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. We conduct periodic evaluations of our system of internal controls to enhance, where necessary, our internal control policies and procedures.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Patent Infringement Litigation

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine LA)

In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against us in the U.S. District Court for the Southern District of New York, alleging our filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents (“2008 Action”). We filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on our ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600 (the “‘600 patent”), expiring on September 25, 2012 with pediatric exclusivity, we agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the Pfizer court conducted a bench trial, it found the ‘600 patent not invalid in January 2010. That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn, making the trial court decision final and binding on us. Discovery is proceeding in our case with respect to the other patents, and no trial date has been set.

In December 2010, we filed a separate declaratory judgment action against Pfizer in the U.S. District Court for the District of New Jersey, requesting the district court to declare one of the patents-in-suit, U.S. Patent No. 6,911,217, listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations (commonly referred to as the “Orange Book”) for Detrol LA® invalid. Pfizer filed a motion to dismiss the declaratory action for lack of subject matter jurisdiction or, alternatively, because our sole claim should have been brought as a compulsory counterclaim in the 2008 Action. In September 2011, the court dismissed the declaratory judgment action without prejudice on the grounds that it lacked subject matter jurisdiction.

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine IR)

In May 2011, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against us in the U.S. District Court for the District of New Jersey, alleging our filing of an ANDA relating to Tolterodine Tartrate Capsules, 1 and 2 mg, generic to Detrol®, infringes U.S. Patent No. 5,382,600 (the “600 patent”), expiring on September 25, 2012 with pediatric exclusivity. We have filed an answer and counterclaim. In January 2010, the ‘600 patent was found not to be invalid in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn, making the trial court decision final. As a result, a consent judgment dismissing this case was entered in October 2011.

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc. et al., v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of our ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent, related to Oracea®. We filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma against another generic drug manufacturer. Proceedings in the lawsuits involving us were stayed pending resolution of the related matter. In June 2010, Galderma moved for a preliminary injunction to bar sales by the other generic manufacturer based on two of the patents in suit, which motion was granted by the magistrate judge in a decision finding Galderma had shown a likelihood of success on the merits. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the U.S. District Court for the District of Delaware on the issues of patent infringement and validity. In August 2011, the Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, expiring in December 2027, infringed and not invalid. The decision of the District Court will be binding on us unless reversed or modified on appeal or in subsequent litigation.

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Choline Fenofibrate)

In March 2010, Abbott Laboratories and Fournier Laboratories Ireland Ltd. (together, “Abbott”) filed suit against us in the U.S District Court for the District of New Jersey alleging patent infringement for the filing of our ANDA related to Choline Fenofibrate Delayed Release Capsules, 45 mg and 135 mg, generic of Trilipix®. We filed an answer. A Markman hearing was held in May 2011, and a decision was issued in July 2011. In October 2011, the parties entered into a Settlement and License Agreement and the case was dismissed.

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)

In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against us in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. We filed an answer and counterclaim. A final pretrial conference and Markman hearing are set for February 22, 2013. Discovery is proceeding, and no trial date has been set.

ALZA Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)

In November 2010, ALZA Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “ALZA”) filed suit against us and Teva in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of our ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. The complaint was subsequently amended to allege infringement of the 18, 27 and 36 mg strengths, based on our amended ANDA including those additional strengths. We has filed our answer. In March 2011, the case was stayed until the earlier of six months from the stay date, or, the date the district court issues an opinion on the motion for summary judgment of patent invalidity filed in Alza Corp. v. Kremers Urban, LLC, Case No. 10-00023 (D. Del.), (“Kremers case”). In September 2011, the Kremers case was settled and dismissed, and the parties entered a stipulation extending stay of our litigation until March 2012.

Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)

In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against us in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of our ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths, based on our amending our ANDA to include those strengths. We filed an answer and counterclaims. In September 2011, the Court amended its Scheduling Order setting the Markman hearing for May 30, 2012. No trial date has been scheduled.

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc, (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against us in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of our ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. We filed an answer and counterclaims, including a claim relating to false marking of an expired patent. Takeda filed a motion to dismiss our false marking counterclaim. Following the enactment of the America Invents Act, the parties stipulated to dismissal of the false marking claim. Discovery is proceeding, and a Markman hearing is set for February 16, 2012. No trial date has been set.

Avanir Pharmaceuticals, Inc. et al. v. Impax Laboratories, Inc. (Dextromethorphan/Quinidine)

In August 2011, Avanir Pharmaceuticals, Inc., Avanir Holding Co., and Center for Neurological Study filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of our ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta®.

GlaxoSmithKline LLC, et al. v. Impax Laboratories, Inc., et al. (Dustasteride/Tamsulosin)

In September 2011, GlaxoSmithKline LLC and SmithKline Beecham Corp. filed suit against us in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of our ANDA relating to Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg, generic of Jalyn®. We have filed an answer and counterclaim. Discovery is proceeding, and trial is set for October 22, 2012.

Other Litigation Related to Our Business

Budeprion XL Litigation

In June 2009, we were named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Indus., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Indus., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by us and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases have been removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court has been granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. We filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs have filed a motion for class certification and we have filed an opposition to that motion. The class certification hearing was held May 17, 2011. In September 2011, Impax filed a summary judgment motion on the grounds that plaintiffs’ claims are preempted under federal law based on the United States Supreme Court decision in PLIVA v. Mensing. The parties are also ordered to submit supplemental class certification papers in November 11, 2011, addressing the United States Supreme Court decision in Wal-Mart Stores, Inc. v. Duke. No trial date has been scheduled.

Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR®)

On November 1, 2010, we filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill our orders for the generic Adderall XR® product as required by the parties’ Settlement Agreement and License and Distribution Agreement, each signed in January 2006. In addition, we have filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by us. In November 2010, the case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. Discovery is proceeding, and a trial is currently set for April 10, 2012.

ITEM 1A.	RISK FACTORS

During the quarter ended September 30, 2011, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in Part II, “Item 1A Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the purchases of our equity securities by us during the three months ended September 30, 2011.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	1,062 shares of common stock	$21.42	—	—

August 1, 2011 to August 31, 2011	—	—	—	—

September 1, 2011 to September 30, 2011	4,890 shares of common stock	$19.06	—	—

(1)	Represents shares of our common stock we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Not Applicable.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document

10.1	Offer letter dated August 18, 2011, between the Company and Carole Ben-Maimon.

10.2	Confidential Separation and Release Agreement dated July 5, 2011, between the Company and Charles V. Hildebrand. (1)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2011		IMPAX LABORATORIES, INC.

	By:	/s/ Larry Hsu, Ph.D.
Name: Larry Hsu, Ph.D.
Title: President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Arthur A. Koch, Jr.
Name: Arthur A. Koch Jr.
Title: Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Offer letter dated August 18, 2011, between the Company and Carole Ben-Maimon.

10.2	Confidential Separation and Release Agreement dated July 5, 2011, between the Company and Charles V. Hildebrand. (1)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 14 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2011.