Form 10-K
period 2011-12-31
IMPAX LABORATORIES INC
filed 2012-02-28
CIK 1003642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34263

Impax Laboratories, Inc.

(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

(510) 476-2000

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The NASDAQ Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2011), was approximately $ 1,353,682,000.

As of February 15, 2012, there were 66,808,251 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 22, 2012 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Annual Report on Form 10-K. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position and results of operations, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products, reductions or loss of business with any significant customer, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation, increased government scrutiny on our agreements with brand pharmaceutical companies, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, the availability of raw materials and impact of interruptions in our supply chain, the use of controlled substances in our products, disruptions or failures in our information technology systems and network infrastructure, our reliance on alliance and collaboration agreements, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, our ability to manage our growth, including through potential acquisitions, the restrictions imposed by our credit facility, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, any manufacturing difficulties or delays, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, and other risks described below in “Item 1A Risk Factors.” You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

PART I

Item 1.	Business

Overview

We are a technology-based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development of branded products. We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Global Division concentrates its efforts on the development, manufacture, sale and distribution of our generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. The Impax Division is currently focused on the development of proprietary brand pharmaceutical products for the treatment of central nervous system (“CNS”) disorders and the promotion of third-party branded pharmaceutical products through our direct sales force. Each of the Global Division and the Impax Division also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities. See “Item 15. Exhibits and Financial Statement Schedules — Note 16 to Consolidated Financial Statements,” for financial information about our segments for the years ended December 31, 2011, 2010 and 2009.

The following information summarizes our generic pharmaceutical product development activities since inception through February 3, 2012:

•

65 Abbreviated New Drug Applications (“ANDAs”) approved by the Food and Drug Administration (“FDA”), which include generic versions of brand name pharmaceuticals such as Brethine®, Florinef®, Minocin®, Claritin-D® 12-hour, Claritin-D® 24-hour, Wellbutrin SR®, Wellbutrin XL®, Ditropan XL®, Depakote ER® and Prilosec®.

•

45 applications pending at the FDA, including 4 tentatively approved (i.e., satisfying substantive FDA requirements but remaining subject to statutory pre-approval restrictions), that address approximately $ 20.1 billion in 2011 U.S. product sales.

•	46 products in various stages of development for which applications have not yet been filed.

In addition, we have one branded pharmaceutical product for which a New Drug Application (“NDA”) was accepted for filing by the FDA in February 2012 and which the Prescription Drug User Fee Date (“PDUFA”) for a decision by the FDA is October 2012. We also have a second branded pharmaceutical product for which we initiated a phase IIb clinical study in December 2011 and we have other programs in the early exploratory phase.

Our Strategy

We plan to continue to expand our Global Division through targeted ANDAs and a first-to-file and first-to-market strategy. Our products and product candidates are generally difficult to formulate and manufacture, providing certain barriers to entry for potential competitors. In addition to our product pipeline of 45 pending applications at FDA, we are continuing to evaluate and pursue external growth initiatives including acquisitions and partnerships.

A core component of our strategy includes our ongoing focus in our Impax Division on proprietary brand-name pharmaceutical products to treat CNS disorders. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies. We plan to continue investing in our development pipeline, which consists of one product for which an NDA was accepted for filing by the FDA in February 2012, a second product which is currently in Phase IIb clinical trials and other additional products which are in the exploratory stage.

Global Division

In the generic pharmaceutical market, we focus our efforts on developing, manufacturing, selling and distributing controlled-release generic versions of selected brand-name pharmaceuticals covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or limited competition. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. Generic products contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name products already approved for use in the United States by the FDA. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more barriers to entry by competitors, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. Our Global Division also generates revenues from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical entity.

We sell and distribute generic pharmaceutical products primarily through four sales channels:

•	the “Global Product” sales channel: generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others;

•	the “Private Label” sales channel: generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in-turn sell the product under their own label;

•	the “Rx Partner” sales channel: generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements; and

•	the “OTC Partner” sales channel: sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements.

As of February 3, 2012, we marketed 108 generic pharmaceutical products representing dosage variations of 30 different pharmaceutical compounds through our Global Division, and 17 other generic pharmaceutical products, representing dosage variations of 4 different pharmaceutical compounds, through our alliance and collaboration agreement partners.

The following table lists our 41 products, representing 41 ANDAs that have been approved by the FDA, and that are currently marketed by our Global Division:

Product	Generic of
2004 OR EARLIER
Methytestosterone 10mg	Android®
Orphenadrine 100 mg Tablets	Norflex®
Minocycline 50, 75 and 100 mg Capsules	Minocin®
Terbutaline 2.5 and 5 mg Tablets	Brethine®
Fludrocortisone 0.1 mg Tablets	Florinef®
Rimantadine 100 mg Tablets	Flumadine®
Pyridostigmine 60 mg Tablets	Mestinon®
Chloroquine 250 mg Tablets	N/A
Chloroquine 500 mg Tablets	Aralen®
Flavoxate 100 mg Tablets	Urispas®
Fenofibrate 67, 134 and 200 mg Capsules	Lofibra®
Loratadine and Pseudoephedrine Sulfate 5/120 mg ER Tablets	Claritin-D 12-hr®
Bupropion Hydrochloride 100 and 150 mg ER Tablets (twice daily)	Wellbutrin SR®
Bupropion Hydrochloride 150 mg ER Tablets (twice daily)	Zyban®
Loratadine and Pseudoephedrine Sulfate 10/240 mg ER Tablets	Claritin-D® 24-Hour
Demeclocycline Hydrochloride 150 and 300 mg Tablets	Declomycin®
Carbidopa/Levodopa 25/100 & 50/200 mg ER Tablets	SinemetCR®
Midodrine Hydrochloride 2.5, 5 and 10 mg Tablets	ProAmatine®
Bupropion Hydrochloride 200 mg ER Tablets (twice daily)	Wellbutrin SR®
2005
Dantrolene Sodium 25, 50 and 100 mg Capsules	Dantrium®
Carprofen 25, 75 and 100 mg Caplets (a veterinary product)	Rimadyl®
2006
Pilocarpine Hydrochloride 5 and 7.5 mg Tablets	Salagen®
Colestipol Hydrochloride 5 g Packet and 5 g Scoopful	Colestid®
Colestipol Hydrochloride 1 g Tablets	Colestid®
Bethanechol Chloride 5, 10, 25 and 50 mg Tablets (4 separate ANDAs)	Urecholine®
Oxybutynin Chloride 15 mg ER Tablets (1a)	Ditropan XL®
Bupropion Hydrochloride 300 mg ER Tablets (1b) (once daily)	Wellbutrin XL®
2007
Nadolol /Bendroflumethiazide 40/5 and 80/5 mg Tablets	Corzide®
Oxybutynin Chloride 5 and 10 mg ER Tablets (1a)	Ditropan XL®
Dipyridamole 25, 50, 75 mg Tablets USP	Persantine®
2008
Primidone 50 and 250 mg Tablets	Mysoline®
Promethazine 12.5, 25 and 50 mg Tablets (2 separate ANDAs)	Phenergan®
Fenofibrate 54 and 160 mg Tablets	Lofibra®
Bupropion Hydrochloride 150 mg ER Tablets (1b) (once daily)	Wellbutrin XL®
2009
Acarbose 25, 50 and 100 mg Tablets	Precose®
Divalproex Sodium ER 250 and 500 mg Tablets	Depakote® ER
Galantamine 8, 16 and 24 mg Capsules	Razadyne® ER

Product	Generic of
Minocycline HCL Extended Release Tablets 45, 90, 135 mg	Solodyn®
2010
Tamsulosin Hydrochloride 0.4 mg Capsules	Flomax®
Digoxin 125 and 250 mcg Tablets	Lanoxin®
2011
Doxycycline Capsules USP 150 mg	Adoxa®

(1)	Multiple products filed under same ANDA, including (i) 1a: Oxybutynin Chloride products and (ii) 1b: Bupropion Hydrochloride products.

As of February 3 2012, we had 45 applications pending at the FDA, of which 29 products, representing 29 ANDAs, had been publicly identified. The following table lists our 29 publicly identified products pending at the FDA:

Product	Generic of
Colesevelam Tablets 625 mg	Welchol®
Colesevelam Powder 3.75 g	Welchol®
Cyclobenzaprine ER Capsules 15 and 30 mg	Amrix®
Dexlansoprazole DR Capsules 30 and 60 mg	Dexilant®
Dextromethorphan/Quinidine Sulfate Capsules 10 and 20 mg	Nuedexta®
Doxycycline Hyclate DR Tablets 150 mg	Doryx®
Doxycycline USP Capsules 40mg	Oracea®
Duloxetine HCI DR Capsules 20, 30 and 60 mg	Cymbalta®
Dutasteride/Tamsulosin Capsules 0.5mg/0.4 mg	Jalyn®
Ezetimibe Simvastatin Tablets 10/10mg, 10/20mg, 10/40mg, 10/80 mg	Vytorin®
Fenofibrate Tablets 48 and 145mg	Tricor®
Fenofibrate Tablets 40, 120mg	Fenoglide®
Fenofibric Acid DR Capsules 45 and 135 mg	Trilipix®
Fentanyl Buccal Tablet 100, 200, 400, 600, 800 mcg	Fentora®
Guanfacine ER Tablets 1, 2, 3, 4mg	Intuniv®
Methylphenidate HCI 18, 27, 36 and 54 mg ER Tablets	Concerta®
Mixed Amphetamine Salts ER Capsules 5, 10, 15, 20, 25, 30 mg	Adderall XR®
Niacin ER / Simvastatin Tablets 1000/20mg	Simcor®
Oxycodone ER Tablets 80 mg	Oxycontin®
Oxycodone ER Tablets 10, 20 and 40 mg	Oxycontin®
Oxycodone ER Tablets (Tamper Resistant ) 10, 15, 20, 30, 60, 80mg	Oxycontin®
Ropinirole ER Tablets 2, 4, 6, 8, 12 mg	Requip XL®
Sevelamer Carbonate Tablets 800 mg	Renvela®
Sevelamer HCI Tablets 400 and 800 mg	Renagel®
Sevelamer Powder 0.8 g, 2.4 g	Renvela®
Tolterodine Tartrate Tablets 1, 2 mg	Detrol®
Tolterodine Tartrate ER Capsules 2, 4 mg	Detrol LA®
Tramadol ER Tablets (Ultram ER) 100, 200, 300 mg	Ultram ER®
Venlafaxine ER Capsules 37.5, 75, 150 mg	Effexor XR®

Impax Division

The Impax Division is focused on developing proprietary branded pharmaceuticals products for the treatment of CNS disorders, which include epilepsy, migraine, multiple sclerosis, Parkinson’s disease and Restless Legs Syndrome, and the promotion of branded pharmaceutical products through our specialty sales force. We estimate there are approximately 11,000 neurologists, of which, historically a concentrated number are responsible for writing the majority of neurological CNS prescriptions. CNS is the largest therapeutic category in the United States with 2011 sales of about $ 83 billion, or 21% of the $ 398 billion U.S. prescription drug market. CNS product sales grew 7.5% in 2011, consistent with the overall pharmaceutical industry growth rate. (Source: Wolters Kluwer Health).

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects. In February 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations. As part of a Distribution, License, Development and Supply Agreement, we also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the U.S. in connection with the Zomig® brand. Zomig® recorded U.S. net sales for the twelve months ended September 30, 2011 of $ 163 million. With the addition of Zomig® to the promotional product portfolio, we will increase our specialty sales team from 66 representatives to roughly 90 during 2012. In addition to Zomig®, we currently co-promote Lyrica® (pregabalin) CV to neurologists for Pfizer under an amended agreement which will expire at the end of June 2012.

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the U.S. or outside the U.S. We currently have one late-stage branded pharmaceutical product candidate, IPX066, for which an NDA for the treatment of idiopathic Parkinson’s disease (“PD”) was accepted for filing by the FDA in February 2012. The PDUFA for a decision by the FDA is October 2012.

The IPX066 NDA was submitted as a 505(b)(2) application and includes data from three controlled Phase III studies and two open label extensions of IPX066 in early and advanced PD. In these studies, IPX066 has been studied in about 900 PD subjects. Our Phase III clinical program for IPX066 included the APEX-PD clinical trial in subjects with early PD, completed in September 2010, the ADVANCE-PD clinical trial in subjects with advanced PD, completed in March 2011, and the ASCEND-PD comparative study of IPX066 and carbidopa-levodopa (“CD-LD”) and entacapone in subjects with advanced PD, completed in August 2011. IPX066 is an investigational extended release capsule formulation of CD-LD which is intended to maintain consistent plasma concentration of levodopa for a longer duration versus immediate release levodopa, which may have an impact on fluctuations in clinical response. IPX066 is being developed in collaboration with GSK for territories outside the U.S. and Taiwan under the terms of an agreement reached in 2010.

In addition, we have a second branded pharmaceutical program, IPX159, which is currently in a Phase IIb clinical study in patients with moderate to severe Restless Legs Syndrome (“RLS”), which was initiated in December 2011. IPX159 is an oral controlled-release formulation of a small molecule that has an established pharmacological and safety profile for non-RLS use outside the U.S. and may represent a novel mechanism of action in RLS. We have previously completed a proof of concept study with the compound for IPX159 in RLS. We also have multiple research projects in early stages of development. We intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.

Alliance and Collaboration Agreements

We have entered into several alliance and collaboration agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements typically obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. Our alliance and collaboration agreements often include milestones and provide for milestone payments upon achievement of these milestones. For more information about the types of milestone events in our agreements and how we categorize them, see “Item 15. Exhibits and Financial Statement Schedules — Note 11 to Consolidated Financial Statements.”

Global Division – Alliance and Collaboration Agreements

License and Distribution Agreement with Shire

In January 2006, we entered into a license and distribution agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which we received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions. We commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and we are responsible for marketing and sales of the AG Product. We are required to pay a profit share to Shire on sales of the AG Product which was $ 107,145,000 and $ 100,611,000 on sales of the AG Product during the years ended December 31, 2011 and 2010, with a corresponding charge included in the cost of revenues line on our consolidated statement of operations.

Rx Partner and OTC Partner Alliance Agreements

We have entered into alliance agreements with unrelated third-party pharmaceutical companies pursuant to which our partner distributes a specified product or products developed and, in some cases, manufactured by us, and we either receive payment on delivery of the product, share in the resulting profits, or receive royalty or other payments from our partners. Our alliance agreements are separated into two sales channels, the “Rx Partner” sales channel, for generic prescription products sold through our partners under their own label, and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through our partners under their own label. The revenue recognized and the percentage of gross revenue for each of the periods noted, for the Rx Partner and the OTC Partner alliance agreements, was as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
$’s in 000’s	2011		2010		2009
Gross Revenue and % Gross Revenue
Rx Partner	$32,083	4%	$217,277	18%	$33,835	6%
OTC Partner	$5,021	1%	$8,888	1%	$6,842	1%

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

The 10 covered products under the Teva Agreement represent 18 different product/strength combinations, of which, as of February 3, 2012, 12 have been approved by the FDA, 10 of which are currently being marketed, 4 are awaiting FDA approval and 2 are under development. With the exception of Glucophage XR®, which Teva elected to develop and manufacture itself; Wellbutrin XL® 150 mg, for which product rights have been returned to us; and the Claritin® products noted above, we manufacture and supply each of these products to Teva. Teva pays us a fixed percentage of defined profits on its sales of products, except for the Claritin® products noted above, and reimburses us for our manufacturing costs, for a term of 10 years from the initial commercialization of each product. Additionally, under the Teva Agreement, we share with Teva the profits (up to a maximum of 50%) from the sale of the generic pharmaceutical OTC versions of the Claritin® products noted above, sold through our OTC Partners’ alliance agreements.

Our remaining obligations under the Teva Agreement are to complete development of the covered product still under development, continue our efforts to obtain FDA approval of those not yet approved, and manufacture and supply the approved products to Teva. Our obligation to manufacture and supply each product extends for 10 years following the commercialization of the product.

OTC Partner Alliance Agreements

We have a development, license and supply agreement with Pfizer Inc. (formerly Wyeth) relating to our generic Claritin-D® 12-hour extended release product. Under the agreement, which was entered into in 2002 and included an upfront payment and product development milestone payments, we receive quarterly royalty payments consisting of a percentage (less than 10%) of Pfizer’s sales of products covered by the agreement. Pfizer launched the 12-hour product in May 2003 as its OTC Alavert D-12 Hour®. The Pfizer agreement terminates in April 2018.

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

The upfront payments and potential milestone payments provided for by these agreements, together with the upfront and milestone payments received under each as of December 31, 2011, were as follows:

	September 30,	September 30,	September 30,	September 30,
OTC Partner	Initial Date	Upfront Payment ($ in 000’s)	Potential Aggregate Milestone Payments	Upfront and Milestone Payments Received
Merck	June 2002	$2,250	$2,250	$4,500
Pfizer	June 2002	$350	$4,050	$2,000

Research Partner Alliance Agreement

In November 2008, we entered into a joint development agreement with Medicis Pharmaceutical Corporation providing for collaboration in the development of five dermatological products, including an advanced form SOLODYN® product. Medicis paid us an upfront fee of $ 40.0 million in December 2008. We have also received an aggregate of $ 15.0 million in milestone payments consisting of two $ 5.0 million milestone payments, paid by Medicis in March 2009 and September 2009, a $ 2.0 million milestone payment received in December 2009, and a $ 3.0 million milestone payment received in March 2011. We have the potential to receive up to an additional $ 8.0 million of contingent regulatory milestone payments under this agreement. We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these regulatory milestones as revenue when achieved. We do not expect to receive any of these additional milestone payments during the fiscal year ending December 31, 2012. To the extent the products are commercialized, Medicis will pay us royalties based on its sales of the advanced form SOLODYN® product, and we will share in the profits on the sales of the four additional products.

Impax Division—Alliance and Collaboration Agreements

License, Development and Commercialization Agreement with Glaxo Group Limited

In December 2010, we entered into a license, development and commercialization agreement with Glaxo Group Limited (“GSK”). Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 throughout the world, except in the U.S. and Taiwan, and certain follow on products at the option of GSK. GSK paid an $ 11.5 million up-front payment to us in December 2010, and we have the potential to receive up to an additional $ 169.0 million of contingent milestone payments which includes $ 10.0 million contingent upon the achievement of clinical events, $ 29.0 million contingent upon the achievement of regulatory events, and $ 130.0 million upon the achievement of commercialization events. We are also eligible to receive royalty payments on GSK sales of IPX066. We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these milestones as revenue when achieved. We do not expect to receive any of these additional milestone payments during the fiscal year ending December 31, 2012. The agreement with GSK also gives GSK the option to obtain development and commercialization rights to a future product for a one-time payment to us of $ 10.0 million. We and GSK will generally bear our own development costs associated with activities under the License, Development and Commercialization Agreement, except that certain development costs, including with respect to follow on products, will be shared, as set forth in the agreement. The agreement will continue until GSK no longer has any royalty payment obligations or, if earlier, the agreement is terminated in accordance with its terms. The agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the agreement.

Co-Promotion Agreement with Pfizer Inc.

In March 2010, we entered into a first amendment to our co-promotion agreement (“Pfizer Co-Promotion Agreement”) with Pfizer, Inc., as successor to Wyeth. Under the terms of the Pfizer Co-Promotion Agreement, effective April 1, 2010, we provide physician detailing sales call services for Pfizer’s Lyrica® (pregablin) product to neurologists. We receive a fixed fee, effective January 1, 2010, subject to annual cost adjustment, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. Pfizer is responsible for providing sales training to our physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. We recognized revenues of $ 14.1 million, $ 14.1 million and $ 6.9 million in the years ended December 31, 2011, 2010 and 2009, under the Pfizer Co-Promotion Agreement. As noted, we previously entered into a three year co-promotion agreement with Wyeth, prior to Wyeth becoming a wholly-owned subsidiary of Pfizer, under which we performed physician detailing sales calls for the Wyeth Pristiq® product to neurologists, with such physician detailing sales calls commencing on July 1, 2009 and ending in connection with the amendment of the co-promotion agreement described above.

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, we entered into a development and co-promotion agreement (“Endo Agreement”) with Endo Pharmaceuticals, Inc. (“Endo”) under which we have agreed to collaborate in the development and commercialization of a next-generation advanced form of IPX066 (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to us a $ 10.0 million up-front payment. We have the potential to receive up to an additional $ 30.0 million of contingent milestone payments which includes $ 15.0 million contingent upon the achievement of clinical events, $ 5.0 million contingent upon the achievement of regulatory events, and $ 10.0 million upon the achievement of commercialization events. We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these milestones as revenue when achieved. We do not expect to receive any of these additional milestone payments during the fiscal year ending December 31, 2012. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require us to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists. Upon FDA approval of an NDA for the Endo Agreement Product, we will have the right (but not the obligation) to begin manufacture and sale of such product.

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

Competition

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors are Teva Pharmaceutical Industries Ltd., Mylan Inc., Lannett Company, Inc., Zydus Pharmaceuticals USA Inc., Watson Pharmaceuticals, Inc., Actavis, Inc. and Sandoz, Inc.

Due to our focus on relatively hard to replicate controlled-release products, competition in the generic pharmaceutical market is sometimes limited to those competitors who possess the appropriate drug delivery technology. The principal competitive factors in the generic pharmaceutical market are:

•	the ability to introduce generic versions of products promptly after a patent expires;

•	price;

•	product quality;

•	customer service (including maintenance of inventories for timely delivery); and

•	the ability to identify and market niche products.

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

Sales and Marketing

We market and sell our generic pharmaceutical prescription drug products within the continental United States and the Commonwealth of Puerto Rico. We have not made sales in any other jurisdictions over the last three fiscal years. We derive a substantial portion of our revenue from sales to a limited number of customers. The customer base for our products consists primarily of drug wholesalers, warehousing chain drug stores, mass merchandisers, and mail-order pharmacies. We market our products both directly, through our Global Division, and indirectly through our Rx Partner and OTC Partner alliance and collaboration agreements. Together, our four major customers, Cardinal Health, Amerisource-Bergen, McKesson Corporation and Walgreens, accounted for 67% of our gross revenue for the year ended December 31, 2011. These four customers individually accounted for 20%, 19%, 16% and 12% of our gross revenue for the year ended December 31, 2011. We do not have long-term contracts in effect with our four major customers. A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

Manufacturing and Distribution

We source our finished dosage form products from our own facilities in Hayward, California and Taiwan. We also use several contract manufacturers for this purpose. We package our products at our Philadelphia, Pennsylvania facility and at several contract packagers. We operate our own distribution center in New Britain, Pennsylvania.

We completed construction of a new manufacturing facility in Taiwan in 2009 and the first phase of our Taiwan facility expansion was completed later that year., We are in the process of transferring a portion of our Hayward, California production to the lower cost production site in Taiwan in order to make capacity available for pending approvals and launch of new products. A second phase expansion of the Taiwan facility is currently underway with an expected completion in late 2012. A major portion of this second phase expansion is dedicated to the production of our one branded pharmaceutical product candidate, IPX066, for which the NDA was accepted for filing by the FDA in February 2012. After the second phase expansion is complete, we expect the Taiwan facility to have an annual production capacity of approximately 2 billion doses. See also “Item 15. Exhibits and Financial Statement Schedules — Note 16 to our Consolidated Financial Statements” for a discussion of our Taiwan facility.

We believe we have sufficient capacity to produce our products for the future. However, if the completion of the second phase expansion of the Taiwan facility is significantly delayed beyond the end of 2012, we will, based upon current projections, reach full production capacity at our Taiwan manufacturing facility and may have inadequate capacity to meet our production requirements for IPX066.

We maintain an inventory of our products in connection with our obligations under our alliance and collaboration agreements. In addition, for products pending approval, we may produce batches for inventory in anticipation of the launch of the products. In the event that FDA approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.

Raw Materials

The active chemical raw materials, essential to our business, are generally readily available from multiple sources in the United States and throughout the world. Certain raw materials used in the manufacture of our products are, however, available from limited sources and, in some cases, a single source. Although we have not experienced any material delays in receipt of raw materials to date, any curtailment in the availability of such raw materials could result in production or other delays or, in the case of products for which only one raw material supplier exists or has been approved by the FDA, a material loss of sales with consequent adverse effects on our business and results of operations. Also, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs, and loss of sales and customers. We obtain a portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfers of funds.

Those of our raw materials that are available from a limited number of suppliers are Bendroflumethiazide, Chloroquine, Colestipol, Demeclocycline, Digoxin, Flavoxate, Methyltestosterone, Nadolol, Orphenadrine, Terbutaline and Klucel® , all of which are active pharmaceutical ingredients except Klucel® , which is an excipient used in several product formulations. The manufacturers of two of these products, Formosa Laboratories, Ltd. and a division of Ashland, Inc., are sole-source suppliers. While none of the active ingredients is individually significant to our business, the excipient, while not covered by a supply agreement, is utilized in a number of significant products, is manufactured for a number of industrial applications and has been readily available. Only one of the active ingredients is covered by a long-term supply agreement and, while we have experienced occasional interruptions in supplies, none has had a material effect on our operations.

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

We have taken a number of steps to thoroughly review and remediate our quality and manufacturing systems and standards and are working with several third-party experts to assist us. This work is ongoing, and we have made significant quality improvements and are committed to improving our quality control and manufacturing practices. From late June 2011 through the end of 2011, we filed our response and subsequent updates with the FDA and have continued to cooperate with the FDA to resolve the FDA observations. In December 2011, we received an acknowledgment letter from the FDA stating that it had received a complete response from us to the warning letter. However, as successful FDA re-inspection is required to close out the warning letter and we cannot be assured that the FDA will be satisfied with our corrective actions and/or will not identify additional observations upon their re-inspection, we cannot be assured of when the warning letter will be closed out. Unless and until our corrective action is completed to the FDA’s satisfaction, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA may withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until the FDA observations are resolved. If we are unable to promptly correct the issues raised in the warning letter, our business, consolidated results of operations and consolidated financial condition could be materially adversely affected.

Research and Development

We conduct most of our research and development activities at our facilities in Hayward, California, with a staff of 183 employees as of December 31, 2011. In addition, we have outsourced a number of research and development projects to offshore laboratories.

We spent approximately $ 82.7 million, $ 86.2 million and $ 63.3 million on research and development activities during the years ended December 31, 2011, 2010 and 2009, as more fully set out in the tables below:

	September 30,	September 30,	September 30,
	Global Division	Impax Division	Total Impax
	($ in millions)
Year Ended December 31, 2011
Clinical study expenses	$15.3	$12.1	$27.4
Personnel expenses	16.5	13.8	30.3
Experimental materials	5.0	1.5	6.5
Outside services	1.6	3.8	5.4
Facility expenses	3.9	1.1	5.0
Legal expenses	1.4	0.1	1.5
Other	2.5	4.1	6.6

Total	$46.2	$36.5	$82.7

	Global Division	Impax Division	Total Impax
	($ in millions)
Year Ended December 31, 2010
Clinical study expenses	$13.3	$22.3	$35.6
Personnel expenses	17.9	12.0	29.9
Experimental materials	6.2	1.8	8.0
Outside services	0.7	2.1	2.8
Facility expenses	3.1	1.0	4.1
Legal expenses	1.1	0.1	1.2
Other	2.0	2.6	4.6

Total	$44.3	$41.9	$86.2

	Global Division	Impax Division	Total Impax
	($ in millions)
Year Ended December 31, 2009
Clinical study expenses	$9.9	$8.6	$18.5
Personnel expenses	16.5	11.0	27.5
Experimental materials	5.1	1.0	6.1
Outside services	1.1	1.4	2.5
Facility expenses	3.1	0.8	3.9
Legal expenses	0.5	0.2	0.7
Other	2.5	1.6	4.1

Total	$38.7	$24.6	$63.3

We do not generally track research and development expense by individual product in either the Global Division or the Impax Division.

In the Global Division, we focus our research and development efforts based on drug-delivery technology and on products that we believe may have limited competition, rather than on any particular therapeutic area. As of February 3, 2012, the Global Division had 45 products with applications pending with the FDA and another 46 products in development. Accordingly, we believe that our generic pipeline products will, in the aggregate, generate a significant amount of revenue for us in the future. However, while a generic product is still in development, we are unable to predict the level of commercial success that the product may ultimately achieve given the uncertainties relating to the successful and timely completion of bioequivalence studies, ANDA filing, receipt of marketing approval and resolution of any related patent litigation, as well as the amount of competition in the market at the time of product launch and thereafter, and other factors detailed in “Item 1A Risk Factors.” Additionally, we do not believe that any individual generic pipeline product is significant in terms of accrued or anticipated research and development expense given the large volume of products under development in the Global Division, as detailed above. Further, on a per product basis, development costs for generic products tend to be significantly lower than for branded products, as the process for establishing bioequivalence is significantly less extensive than the standard clinical trial process. The regulatory approval process is significantly less onerous as well.

In the Impax Division, we currently have one branded pharmaceutical product candidate, IPX066, for which an NDA was accepted for filing by the FDA in February 2012, a second branded pharmaceutical candidate, IPX159, for which we recently initiated a Phase IIb clinical trial, and a number of other candidates that are primarily in the early exploratory phase. Of these products we currently consider IPX066 to be a significant product. While we believe other pipeline products in this division are potentially viable, profitable product candidates for the Company, given the uncertainties relating to the successful completion of clinical trials, the FDA approval process for branded products, reimbursement levels, the amount of competition at the time of product launch and thereafter and other factors detailed in “Item 1A Risk Factors,” such pipeline products are too early in the development process to be considered significant at this point in time.

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

Abbreviated New Drug Application (“ANDA”). For a generic version of an approved drug — a drug product that contains the same active ingredient as a drug previously approved by the FDA and is in the same dosage form and strength, utilizes the same method of delivery and will be used to treat the same indications as the approved product — the FDA ordinarily requires only an abbreviated application that need not include clinical studies demonstrating safety and efficacy. An ANDA requires only bioavailability data demonstrating that the generic formulation is bioequivalent to the previously approved “reference listed drug,” indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. The FDA currently takes an average of approximately 27 months, to approve an ANDA. Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the “Hatch-Waxman Act”, which established the procedures for obtaining approval of generic drugs, an ANDA filer must make certain patent certifications that can result in significant delays in obtaining FDA approval. If the applicant intends to challenge the validity or enforceability of an existing patent covering the reference listed drug or asserts that its drug does not infringe such patent, the applicant files a so called “Paragraph IV” certification and notifies the patent holder that it has done so, explaining the basis for its belief that the patent is not infringed or is invalid or unenforceable. If the patent holder initiates a patent infringement suit within 45 days after receipt of the Paragraph IV Certification, the FDA is automatically prevented from approving an ANDA until the earlier of 30 months after the date the Paragraph IV Certification is given to the patent holder, expiration of the patents involved in the certification, or when the infringement case is decided in the ANDA applicant’s favor. In addition, the first company to file an ANDA for a given drug containing a Paragraph IV certification can be awarded 180 days of market exclusivity following approval of its ANDA, during which the FDA may not approve any other ANDAs for that drug product.

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

Patents, Trademarks and Licenses

We own or license a number of patents in the U.S. and other countries covering certain products and have also developed brand names and trademarks for other products. Generally, the brand pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. We consider the overall protection of our patents, trademarks and license rights to be of material value and act to protect these rights from infringement. However, our business is not dependent upon any single patent, trademark or license.

In the branded pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. The rate of this decline varies by country and by therapeutic category; however, following patent expiration, branded products often continue to have market viability based upon the goodwill of the product name, which typically benefits from trademark protection.

An innovator product’s market exclusivity is generally determined by two forms of intellectual property: patent rights held by the innovator company and any regulatory forms of exclusivity to which the innovator is entitled.

Patents are a key determinant of market exclusivity for most branded pharmaceuticals. Patents provide the innovator with the right to exclude others from practicing an invention related to the medicine. Patents may cover, among other things, the active ingredient(s), various uses of a drug product, pharmaceutical formulations, drug delivery mechanisms and processes for (or intermediates useful in) the manufacture of products. Protection for individual products extends for varying periods in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage and the availability of meaningful legal remedies in the country.

Market exclusivity is also sometimes influenced by regulatory intellectual property rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, the U.S., the EU and Japan each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy. Regulatory intellectual property rights are also available in certain markets as incentives for research on new indications, on orphan drugs and on medicines useful in treating pediatric patients. Regulatory intellectual property rights are independent of any patent rights and can be particularly important when a drug lacks broad patent protection. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.

We estimate the likely market exclusivity period for each of our branded products on a case-by-case basis. It is not possible to predict the length of market exclusivity for any of our branded products with certainty because of the complex interaction between patent and regulatory forms of exclusivity, and inherent uncertainties concerning patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that we currently estimate or that the exclusivity will be limited to the estimate.

In addition to patents and regulatory forms of exclusivity, we also market products with trademarks. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely.

Environmental Laws

We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities. We are subject periodically to environmental compliance reviews by various environmental regulatory agencies. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our business, operations or financial condition.

Available Information

We maintain an Internet website at the following address: www.impaxlabs.com. We make available on or through our Internet website certain reports and amendments to those reports, as applicable, that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. Our website also includes our Code of Conduct of Senior Officers and the charters of our Audit Committee, Nominating Committee and Compensation Committee of our board of directors. We make this information available on our website free of charge, as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

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

Employees

As of December 31, 2011, we had 1,002 full-time employees, of which 500 were in operations, 183 in research and development, 189 in the quality area, 96 in legal and administration, and 34 in sales and marketing. None of our employees are subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.

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

The global economy has undergone a period of significant volatility which has led to diminished credit availability, declines in consumer confidence and increases in unemployment rates. There remains caution about the stability of the U.S. economy due to the global financial crisis, and we cannot assure that further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular.

In addition, we have exposure to many different industries and counterparties, including our partners under our alliance and collaboration agreements, suppliers of raw chemical materials, drug wholesalers and other customers that may be affected by an unstable economic environment. Any economic instability may affect these parties’ ability to fulfill their respective contractual obligations to us or cause them to limit or place burdensome conditions upon future transactions with us which could materially and adversely affect our business, results of operations and financial position.

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

As an illustration, we earned significant revenues and gross profit from sales of our tamsulosin, an authorized generic of Adderall XR®, and fenofibrate products during the year ended December 31, 2010. With respect to our authorized generic of Adderall XR® products, we are dependent on another unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. Any delay or interruption in the supply of our authorized generic of Adderall XR® products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. Any significant diminution of our authorized generic of Adderrall XR® and fenofibrate product sales revenue and /or gross profit due to competition and /or product supply or any other reasons in future periods may materially and adversely affect our results of operations in such periods. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration. Our tamsulosin product sales, however, did not remain at this level, as additional competing generic versions of the product entered the market in late April 2010, at the conclusion of our contractual exclusivity period, and have resulted in both price erosion and reduction of our market share.

Our continued growth is dependent on our ability to continue to successfully introduce new products to the market.

Sales of a limited number of our products often represent a significant portion of our revenues in a given period. Revenue from newly launched products that we are the first to market is typically relatively high during the period immediately following launch and can be expected generally to decline over time. Revenue from generic drugs in general can also be expected to decline over time. Our continued growth is therefore dependent upon our ability to continue to successfully introduce new products. As of February 3, 2012, we had 45 applications pending at the FDA for generic versions of brand-name pharmaceuticals. The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development. Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market them if we do not prevail in the patent infringement litigation in which we are involved. Our future results of operations will depend significantly upon our ability to develop, receive FDA approval for, and market new pharmaceutical products or otherwise acquire new products.

A substantial portion of our total revenues is derived from sales to a limited number of customers.

We derive a substantial portion of our revenue from sales to a limited number of customers. In 2011, our five major customers, Cardinal Health, Amerisource-Bergen, McKesson Corporation, Walgreens and Medco accounted for 20%, 19%, 16%, 12% and 3%, or an aggregate of 70%, of our gross revenue.

A reduction in, or loss of business with, any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

A substantial portion of our total revenues is derived from sales of a limited number of products.

We derive a substantial portion of our revenue from sales of a limited number of products. In 2011 our top five products, accounted for 17%, 15%, 10%, 7% and 7%, or an aggregate of 56%, of Global products sales, net. The sale of our products can be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

Sales of our products may be adversely affected by the continuing consolidation of our customer base.

A significant proportion of our sales is made to relatively few retail drug chains, wholesalers, and managed care purchasing organizations. These customers are continuing to undergo significant consolidation. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face. Additionally, the emergence of large buying groups representing independent retail pharmacies, and the prevalence and influence of managed care organizations and similar institutions, enable those groups to extract price discounts on our products.

Our net sales and quarterly growth comparisons may also be affected by fluctuations in the buying patterns of retail chains, major distributors and other trade buyers, whether resulting from seasonality, pricing, wholesaler buying decisions or other factors. In addition, since such a significant portion of our revenues is derived from relatively few customers, any financial difficulties experienced by a single customer, or any delay in receiving payments from a single customer, could have a material adverse effect on our business, results of operations and financial condition.

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

The FDA approval process often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent claim for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. As competition from other manufacturers intensifies, selling prices and gross profit margins often decline, which has been our experience with our existing products. Moreover, with respect to products for which we file a Paragraph IV certification, if we are not the first ANDA filer challenging a listed patent for a product, we are at a significant disadvantage to the competitor that first filed an ANDA for that product containing such a challenge, which is awarded 180 days of market exclusivity for the product. With respect to our 29 disclosed products pending FDA approval for which we have filed Paragraph IV certifications, we believe: (i) unrelated third parties are the first to file with respect to products with which 22 of our products can be expected to compete; (ii) we are the first to file for 6 products; and (iii) we share first to file status with other filers for one product. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product that we develop is generally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Although we cannot assure, we strive to develop and introduce new products in a timely and cost effective manner to be competitive in our industry (see “Item 1 Business — Regulation”). Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices and reduced margins for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

In addition to the competition we face from other generic manufacturers, we face competition from brand-name manufacturers related to our generic products. Branded pharmaceutical companies often sell their branded products as “authorized generics” (an industry term that describes instances when a brand-name manufacturer licenses a generic manufacturer to market the brand product under the licensee’s name and registration at typical generic discounts). Further, branded pharmaceutical companies may seek to delay FDA approval of our ANDAs or reduce generic competition by, for example obtaining new patents on drugs whose original patent protection is about to expire, filing patent infringement suits that automatically delay FDA approval of generics, filing “citizen petitions” contesting FDA approvals of generics on alleged health and safety grounds, developing “next generation” versions of products that reduce demand for generic versions we are developing, changing product claims and labeling, and marketing as OTC branded products.

Our principal competitors are Teva Pharmaceutical Industries Limited, Mylan Inc., Lannett Company, Inc., Zydus Pharmaceuticals USA Inc., Watson Pharmaceuticals, Inc., Actavis, Inc. and Sandoz, Inc.

In the brand-name pharmaceutical market, we market one product pursuant to a license agreement and may in-license additional products. We are not currently marketing our internally developed products, however, with respect to either in-licensed or internally developed products we expect that we will face increased competition from large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.

We have experienced operating losses and negative cash flow from operations in the past, and our future profitability is uncertain.

Although 2007 was our first profitable year, and we continued to record net income through and including 2011, we do not know whether our business will continue to be profitable or generate positive cash flow, and our ability to remain profitable or obtain positive cash flow is uncertain. To remain operational, we must, among other things:

•	obtain FDA approval of our products;

•	successfully launch new products;

•	prevail in patent infringement litigation in which we are involved;

•	continue to generate or obtain sufficient capital on acceptable terms to fund our operations; and

•	comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

Any delays or unanticipated expenses in connection with the operation of our Taiwan facility could have a material adverse effect on our results of business operations and financial condition.

We completed construction of a new manufacturing facility in Taiwan, installed equipment, and received FDA approval during 2009 at an aggregate cost of approximately $ 24.5 million. We initiated commercial manufacturing operations in 2010, and produced approximately 50 million and 115 million tablets and capsules in 2010 and 2011 respectively, for sale in the United States. We plan to continue to increase the aggregate total tablet and capsule production, as well as the number of different products manufactured, at our facility in Taiwan during 2012.

We initiated construction of an expansion to our manufacturing facility in Taiwan during 2009 and will expand the Taiwan manufacturing facility in stages. The first phase of the expansion of the Taiwan manufacturing facility was completed in 2009 and the second phase of the expansion is currently expected to be completed in late 2012. After the completion of the second phase of the expansion, we expect the Taiwan facility to have an annual production capacity of approximately 2 billion doses. A major portion of the second phase of the expansion is dedicated to the production of our one branded pharmaceutical product candidate, IPX066, for which the NDA was accepted for filing by the FDA in February 2012.

While we have thus far not suffered any material delays, increases in estimated expenses or other material setbacks associated with the construction and operation of the manufacturing facility in Taiwan, we cannot assure that we will be able to successfully manufacture process validation batches, or that costs of production will be within our projections. During any potential delays in scale-up of commercial operations, changing market conditions could render projections relating to our investment in the new facility inaccurate or unreliable. While the facility was approved by the FDA in 2009, we cannot assure that the facility will continue to receive FDA approval in future inspections. In addition, we cannot assure that the planned expansion of the facility will become operational as anticipated or will ultimately result in profitable operations. If the completion of the second phase of our planned expansion of the Taiwan facility is significantly delayed beyond late 2012, we will, based upon current projections, reach full production capacity at our Taiwan manufacturing facility and may have inadequate capacity to meet our production requirements for IPX066. If our manufacturing capacity were to be exceeded by our production requirements, we could lose customers and market share to competing products, and otherwise materially and adversely affect our business, results of operations and financial condition.

Our business is subject to the economic, political, legal and other risks of maintaining facilities and conducting clinical trials in foreign countries.

In 2010, we commenced shipment of commercial product from our new manufacturing facility in Taiwan, and we plan to increase our commercial manufacturing operations in Taiwan in the future. In addition, certain clinical trials for our product candidates are conducted at multiple sites in Europe. These foreign operations are subject to risks inherent in maintaining operations and doing business abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, expropriation or nationalization of property, changes in laws and regulations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax or tariff laws, more limited intellectual property protection in certain foreign jurisdictions, and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks. Further, as our global operations require compliance with a complex set of foreign and U.S. laws and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, and export requirements, U.S. laws such as the Foreign Corrupt Practices Act of 1977, as amended, and local laws which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, there is a risk that some provisions may be inadvertently breached. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. These foreign economic, political, legal and other risks could impact our operations and have an adverse effect on our business, financial condition and results of operations.

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

As of February 3, 2012, we were involved in patent infringement suits involving the following 15 products: (i) Tolterodine Tartrate ER Capsules, 2 mg and 4 mg (generic to Detrol LA®); (ii) Doxycycline Hyclate DR Tablets 75 mg, 100 mg and 150 mg (generic to Doryx®); (iii) Sevelamer Hydrochloride Tablets, 400 mg and 800 mg (generic to Renagel®); (iv) Sevelamer Carbonate Tablets, 800 mg (generic to Renvela®); (v) Doxycycline Monohydrate DR Capsules, 40 mg (generic to Oracea®); (vi) Sevelamer Carbonate Powder, 0.8 g/packets and 2.4 g/packets (generic to Renvela® powder); (vii) Ezetimibe-Simvistatin Tablets, 10/80 mg (generic to Vytorin®); (viii) Niacin-Simvastatin Tablets, 1000/20mg (generic to Simcor®); (ix) Methylphenidate Hydrochloride Tablets, 54 mg (generic to Concerta®); (x) Guanfacine Hydrochloride Tablets 1 mg, 2 mg, 3 mg, and 4 mg (generic to Intuniv®); (xi) Dexlansoprazole Delayed Release Capsules, 30 mg and 60 mg (generic to Dexilant®); (xii) Oxycodone Hydrochloride, Controlled Release Tablets, 10 mg, 15 mg, 20 mg, 30 mg, 40 mg, 60 mg and 80 mg (generic to Oxycontin®); (xiii) Dextromethorphan/Quinidine Capsules, 20mg/10mg (generic of Nuedexta®); (xiv) Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg (generic of Jalyn®); and (xv) Fentanyl Buccal Tablets, 100 mcg, 200 mcg, 400 mcg, 600 mcg and 800 mcg (generic of Fentora®). For the year ended December 31, 2011, we incurred costs of approximately $ 7.5 million in connection with our participation in these matters, which are in varying stages of litigation, as well as for other matters that were resolved in 2011. If any of these patent litigation matters are resolved unfavorably, we or any alliance or collaboration partners may be enjoined from manufacturing or selling the product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. As a result, any patent litigation could have a material adverse effect on our business, results of operations and financial condition, although it is not possible to quantify the liability we could incur if any of these suits are decided against us.

Our agreements with brand pharmaceutical companies, which are important to our business, are facing increased government scrutiny in the U.S.

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our products and therefore settling patent litigations has been and is likely to continue to be an important part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice for review. The FTC has publicly stated that, in its view, some of the brand—generic settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. Accordingly, we may receive formal or informal requests from the FTC for information about a particular settlement agreement, and there is a risk that the FTC may commence an action against us alleging violation of the antitrust laws.

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

Even if we are able to obtain regulatory approvals for our new products, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including:

•	the availability of alternative products from our competitors;

•	the prices of our products relative to those of our competitors;

•	the timing of our market entry;

•	the ability to market our products effectively at the retail level;

•	the perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits of our drug products compared to those of competing products; and

•	the acceptance of our products by government and private formularies.

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

We conduct research and development primarily to enable us to manufacture and market pharmaceuticals in accordance with FDA regulations. We spent approximately $ 82.7 million, $ 86.2 million and $ 63.3 million on research and development activities during the years ended December 31, 2011, 2010 and 2009. We are required to obtain FDA approval before marketing our drug products. The FDA approval process is costly and time consuming. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved pharmaceuticals.

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

We cannot assure that our expenses related to NDAs and clinical trials will lead to the development of brand-name drugs that will generate revenues in the near future. Delays or failure in the development and commercialization of our own branded products could have a material adverse effect on our business, results of operations and financial condition.

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

The FDA or foreign regulatory authorities may require us to conduct unanticipated additional clinical trials, which could result in additional expense and delays in bringing our product candidates to market. Any failure or delay in completing clinical trials for our product candidates would prevent or delay the commercialization of our product candidates. We cannot assure that our expenses related to clinical trials will lead to the development of brand-name drugs which will generate revenues in the near future. Delays or failure in the development and commercialization of our own branded products could have a material adverse effect on our results of operations, liquidity, financial condition, and our growth prospects.

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

We rely on third parties to conduct clinical trials and testing for our product candidates, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We design the clinical trials for our product candidates, but rely on contract research organizations and other third parties to assist us in managing, monitoring and otherwise carrying out these trials, including with respect to site selection, contract negotiation, analytical testing and data management. We do not control these third parties and, as a result, they may not treat our clinical studies as their highest priority, or in the manner in which we would prefer, which could result in delays.

Although we rely on third parties to conduct our clinical trials and related activities, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with regulations and standards, commonly referred to as good clinical practices and good laboratory practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. The FDA enforces good clinical practices and good laboratory practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our contract research organizations or our study sites fail to comply with applicable good clinical practices and good laboratory practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with good clinical practices and good laboratory practices. In addition, our clinical trials must be conducted with product manufactured under the FDA’s current Good Manufacturing Practices, or cGMP, regulations. Our failure or the failure of our contract manufacturers if any are involved in the process, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We are dependent on a small number of suppliers for our raw materials that we use to manufacture our products and interruptions in our supply chain could materially and adversely affect our business.

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

We also rely on complex shipping arrangements throughout the various facilities of our supply chain spectrum. Customs clearance and shipping by land, air or sea routes rely on and may be affected by factors that are not in our full control or are hard to predict.

Any inability to obtain raw materials on a timely basis, or any significant price increases which cannot be passed on to customers, could have a material adverse effect on us.

Certain of our products use controlled substances, the availability of which may be limited by the DEA and other regulatory agencies.

We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the DEA in the U.S. as well as similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA and other regulatory agencies limit the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and other regulatory agencies for procurement quota in order to obtain these substances. Any delay or refusal by the DEA or such regulatory agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to disruptions or failures in our information technology systems and network infrastructures that could have a material adverse effect on our business.

We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold data in various data center facilities upon which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information. Any of these events could result in the loss of key information, impair our production and supply chain processes, harm our competitive position, cause us to incur significant costs to remedy any damages and ultimately materially and adversely affect our business, results of operations and financial condition.

While we have implemented a number of protective measures, including firewalls, antivirus, patches, log monitors, routine back-ups with offsite retention of storage media, system audits, data partitioning and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events.

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

The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of our products are subject to extensive regulation by federal agencies, including the FDA, DEA, FTC, Consumer Product Safety Commission and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations and agencies in California, Pennsylvania and elsewhere, as well as the laws and regulations of Taiwan. Compliance with these regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and civil or criminal prosecution.

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

Reporting and payment obligations under the Medicaid rebate program and other government programs are complex, and failure to comply could result in sanctions and penalties or we could be required to reimburse the government for underpayments, which could have a material adverse effect on our business.

Medicaid and other government reporting and payment obligations are highly complex and somewhat ambiguous. State attorneys general and the U.S. Department of Justice have brought suits or instituted investigations against a number of other pharmaceutical companies for failure to comply with Medicaid and other government reporting obligations. Our methodologies for making these calculations are complex and the judgments involved require us to make subjective decisions, such that these calculations are subject to the risk of errors. Government agencies may impose civil or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs, including Medicaid and Medicare. Any such penalties or sanctions could have a material adverse effect on our business, results of operations and financial condition.

Legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business.

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, results of operations and financial condition. Decreases in health care reimbursements could limit our ability to sell our products or decrease our revenues.

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

Violations of these laws and regulations are punishable by criminal and civil sanctions, including substantial fines and penal sanctions, such as imprisonment. It is common for enforcement agencies to initiate investigations into sales and marketing practices, as well as pricing practices, regardless of merit. These types of investigations and any related litigation can result in: (i) large expenditures of cash for legal fees, payment for penalties, and compliance activities; (ii) limitations on operations, (iii) diversion of management resources, (iv) injury to our reputation and (v) decreased demand for our products.

While we believe that our practices and activities related to sales and marketing, and the pricing of our products, are in compliance with these fraud and abuse laws, the criteria for compliance are often complex and subject to change and interpretation. An investigation by an enforcement agency could have a material and adverse effect on our business, results of operations and financial condition.

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

Healthcare costs have risen significantly over the past decade. On March 23, 2010, President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) and on March 30, 2010, the President signed the “Health Care and Education Reconciliation Act” (P.L. 111-152), collectively commonly referred to as the “Healthcare Reform Law” which, among other things, requires most individuals to have health insurance, effective January 1, 2014, establishes new regulations on health plans (with the earliest changes for certain benefits beginning with plan years commencing after September 23, 2010), creates insurance exchanges (effective January 2014) and imposes new requirements and changes in reimbursement or funding for healthcare providers, device manufacturers and pharmaceutical companies (with the earliest changes effective on March 23, 2010) and other changes staged in thereafter. The Healthcare Reform Law may impose additional requirements and obligations upon our company, which, to a certain extent, will depend upon the mix of products we sell. These changes include, among other things:

•

revisions to the Medicaid rebate program by: (a) increasing the rebate percentage for branded drugs dispensed after December 31, 2009 to 23.1% of the average manufacturer price (“AMP”), with limited exceptions; (b) increasing the rebate for outpatient generic, multiple source drugs dispensed after December 31, 2009 to 13% of AMP; (c) changing the definition of AMP; and (d) effective January 1, 2011, the Medicaid rebate program will be extended to Medicaid managed care plans, with limited exception;

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

•	expanding the definition of “covered entities” that purchase certain outpatient drugs in the 340B Drug Pricing Program of Section 340B of the Public Health Service Act.

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

The design, development and manufacture of pharmaceutical products involve an inherent risk of product liability claims and associated adverse publicity. Product liability insurance coverage is expensive, difficult to obtain, and may not be available in the future on acceptable terms, or at all. Although we currently carry $ 45.0 million of such insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceutical products for human consumption.

We face risks relating to our goodwill and intangibles.

At December 31, 2011, our goodwill, which was originally generated as a result of the December 1999 merger of Global Pharmaceuticals Corporation and Impax Pharmaceuticals, Inc., was approximately $ 27.6 million, or approximately 3% of our total assets. We may never realize the value of our goodwill and intangibles. We will continue to evaluate, on a regular basis, whether events or circumstances have occurred to indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary. Although as of December 31, 2011, the carrying value of goodwill was not impaired based on our assessment performed in accordance with accounting principles generally accepted in the U.S. (“GAAP”), any such future determination requiring the write-off of a significant portion of carrying value of goodwill could have a material adverse effect on our business, results of operations and financial condition.

Changes in tax regulations and varying application and interpretations of these regulations could result in an increase in our existing and future tax liabilities.

We have potential tax exposures resulting from the varying application of statutes, regulations and interpretations, including exposures with respect to manufacturing, research and development, marketing, sales and distribution functions. Although our arrangements are based on accepted tax standards, tax authorities in various jurisdictions including the United States may disagree with and subsequently challenge the amount of profits taxed, which may increase our tax liabilities and could have a material adverse effect on our business, results of our operations and financial condition.

If we are unable to manage our growth, our business will suffer.

We have experienced rapid growth in the past several years and anticipate continued rapid expansion in the future. The number of ANDAs pending approval at the FDA has increased from 24 at December 31, 2008 to 45 at February 3, 2012. This growth has required us to expand, upgrade, and improve our administrative, operational, and management systems, internal controls and resources. We anticipate additional growth in connection with the expansion of our manufacturing operations, development of our brand-name products, and our marketing and sales efforts for the products we develop. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage growth effectively or to develop a successful marketing approach, our business and financial results will be materially harmed. We may also seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings. Further, if we are unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition.

We may make acquisitions of, or investments in, complementary businesses or products, which may be on terms that are not commercially advantageous, may require additional debt or equity financing, and may involve numerous risks, including the risks that we may be unable to integrate the acquired business successfully and that we may assume liabilities that adversely affect us.

We regularly review the potential acquisition of products, product rights and complementary businesses. We may choose to enter into such transactions at any time. Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates. To the extent that we do identify candidates that we believe to be suitable, we cannot provide assurance that we will be able to make such acquisitions or investments on commercially advantageous terms or at all.

If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing, or by issuing additional equity securities, which could dilute the holdings of our then-existing stockholders. If we require financing, we cannot provide assurance that we will be able to obtain required financing when needed on acceptable terms or at all. Any such acquisitions or investments could also result in an increase in goodwill, intangible assets and amortization expenses that could ultimately negatively impact our profitability. If the fair value of our goodwill or intangible assets is determined at some future date to be less than its recorded value, a charge to earnings may be required. Such a charge could be in an amount that is material to our business, results of operations and financial condition.

Additionally, acquisitions involve numerous risks, including difficulties in assimilating the personnel, operations and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience, and the potential loss of key employees of the acquired company. There may be overlap between our products or customers and those of an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses. As a result of acquiring businesses, we may incur significant transaction costs, including substantial fees for investment bankers, attorneys, accountants and financial printing. Any acquisition could result in our assumption of unknown and/or unexpected, perhaps material liabilities. Additionally, in any acquisition agreement, the negotiated representations, warranties and agreements of the selling parties may not entirely protect us, and liabilities resulting from any breaches could exceed negotiated indemnity limitations.

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

Our business could suffer as a result of manufacturing difficulties or delays.

The manufacture of certain of our products and product candidates, particularly our controlled-release products, is more difficult than the manufacture of immediate-release products. Successful manufacturing of these types of products requires precise manufacturing process controls, API that conforms to very tight tolerances for specific characteristics and equipment that operates consistently within narrow performance ranges. Manufacturing complexity, testing requirements, and safety and security processes combine to increase the overall difficulty of manufacturing these products and resolving manufacturing problems that we may encounter.

Our manufacturing and other processes utilize sophisticated equipment, which sometimes require a significant amount of time to obtain and install. Our business could suffer if certain manufacturing or other equipment, or a portion or all of our facilities were to become inoperable for a period of time. This could occur for various reasons, including catastrophic events such as earthquake, hurricane or explosion, unexpected equipment failures or delays in obtaining components or replacements thereof, as well as construction delays or defects and other events, both within and outside of our control. Our inability to timely manufacture any of our significant products could have a material adverse effect on our business, results of operation and financial condition.

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

We presently carry $ 10.0 million of earthquake coverage which covers all of our facilities on a worldwide basis. We carry an additional $ 40.0 million of earthquake coverage specifically for our California facilities. We believe the aggregate amount of earthquake coverage we currently carry is appropriate in light of the risks; however, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may discontinue some or all of this insurance coverage in the future if the cost of premiums exceeds the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged facilities, as well as the anticipated future net sales from those facilities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our primary properties consist of a leased 45,000 sq. ft. corporate headquarter facility, an owned 35,000 sq. ft. research and development center and an owned 50,000 sq. ft. manufacturing facility, all located in Hayward, California; a 113,000 sq. ft. packaging and warehousing facility located in Philadelphia, Pennsylvania, also owned by us, and a leased 44,000 sq. ft. facility located in New Britain, Pennsylvania, which houses sales, marketing and administration personnel and also serves as our distribution center. In addition, we own a 19,000 sq. ft. office building containing additional administrative and laboratory facilities in Hayward, a 50,400 sq. ft. warehouse building in Hayward, and a 13,300 sq. ft. building in Hayward for future use as an administrative facility. We also lease three additional facilities aggregating 85,100 sq. ft. in Hayward, and Fremont, California, which are utilized for additional research and development, administrative services and equipment storage. The expiration dates of these lease agreements range between May 31, 2012 and December 31, 2015. We also own a 100,000 sq. ft. manufacturing facility in Taiwan. Our properties are generally used to support the operations of both the Global Division and the Impax Division.

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

Information pertaining to legal proceedings can be found in “Item 15. Exhibits and Financial Statement Schedules – Note 18. Legal and Regulatory Matters” and is incorporated by reference herein.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price

Our common stock is traded on the NASDAQ Global Market under the symbol “IPXL”. The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Market, as follows:

	September 30,	September 30,
	Price Range per Share
	High	Low
Year Ending December 31, 2011
First Quarter	$26.19	$20.01
Second Quarter	$28.75	$20.00
Third Quarter	$22.07	$14.46
Fourth Quarter	$20.79	$16.50
Year Ended December 31, 2010
First Quarter	$18.15	$12.87
Second Quarter	$22.39	$7.20
Third Quarter	$20.12	$14.70
Fourth Quarter	$22.00	$17.61

Performance Graph

The following performance graph compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 2000 Index and the Dow Jones U.S. Pharmaceuticals Index. Our common stock is a member of the Russell 2000 Index and accordingly we have selected the Russell 2000 Index to replace the NASDAQ Market Index as a better comparison of companies our size. The graph assumes $100 was invested on December 31, 2006 in our common stock and in each of the comparison groups and that all dividends were reinvested. The total cumulative stockholder return on our common stock reflected in the graph represents the value that such investment would have had on May 23, 2008, the day our common stock registration under the Exchange Act was revoked. From December 29, 2006 through January 16, 2007, the SEC suspended all trading in our common stock. On December 9, 2008, our common stock again became registered under the Exchange Act and beginning January 2009 it was again quoted on the OTC Bulletin Board and Pink Sheets. Beginning March 2009, our common stock was listed on the NASDAQ Stock Market LLC.

Comparison of cumulative total return of one or more companies, peer groups, industry indexes and/or broad markets

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Company/Market/Peer Group	12/31/2006	12/31/2007	5/23/2008	12/31/2008	1/14/2009	12/31/2009	12/31/2010	12/31/2011
IMPAX LABORATORIES, INC.	$100	$112.92	$90.44	$90.44	$25.43	$138.45	$204.58	$205.19
RUSSELL 2000 INDEX	$100	$98.44	$93.51	$65.18	$59.16	$82.89	$105.16	$100.77
DJ US PHARMACEUTICALS INDEX	$100	$104.46	$92.49	$85.50	$82.41	$101.83	$103.99	$123.38

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Impax Laboratories, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

Holders

As of February 15, 2012, there were approximately 326 holders of record of our common stock, solely based upon the count our transfer agent provided us as of that date.

Dividends

We have never paid cash dividends on our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our earnings, financial condition, capital requirements and other factors as the Board of Directors may deem relevant. Our loan agreement with Wells Fargo prohibits the payment of dividends without the consent of Wells Fargo.

Unregistered Sales of Securities

There were no sales of unregistered securities during the year ended December 31, 2011.

Purchases of Equity Securities by the Issuer

The following table provides information regarding the purchases of our equity securities by us during the quarter ended December 31, 2011.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	71,897	$18.91	—	—
November 1, 2011 to November 30, 2011	7,333	$17.16	—	—
December 1, 2011 to December 31, 2011	2,898	$19.55	—	—

(1)	Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”).

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2011:

	September 30,		September 30,	September 30,
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by security holders	5,073,097	(1)	$11.76	1,990,349
Equity compensation plans not approved by security holders	—		—	236,353	(2)
Total:	5,073,097		$11.76	2,226,702

(1)	Represents options issued pursuant to the 2002 Plan, and the Impax Laboratories Inc. 1999 Equity Incentive Plan.

(2)	Represents 236,353 shares of common stock available for future issuance under the Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.

See “Item 15. Exhibits and Financial Statement Schedules — Notes 12 and 13 to Consolidated Financial Statements”, for information concerning our equity compensation plans and employee benefit plans.

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

The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of our financial position and results of operations for these periods.

	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31
($ in 000s, except per share data)	2011	2010	2009	2008	2007
Statements of Operations Data:
Total revenues	$512,919	$879,509	$358,409	$210,071	$273,753
Research and development	82,701	86,223	63,274	59,237	39,992
Total operating expenses	158,684	145,939	117,683	114,179	89,590
Income from operations	99,611	393,324	70,413	3,923	76,507
Net income	65,495	250,418	50,061	15,987	125,410
Net income per share — basic	1.02	4.04	0.83	0.27	2.13
Net income per share — diluted	0.97	3.82	0.82	0.26	2.05

	As of December 31
($ in 000s)	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$346,414	$348,401	$90,369	$119,985	$143,496
Working capital	443,074	394,278	170,143	126,784	110,108
Total assets	793,859	693,318	660,756	514,287	513,745
Long-term debt	—	—	—	5,990	16,061
Total liabilities	190,853	185,169	438,529	354,637	377,697
Retained earnings (deficit)	316,741	251,246	828	(49,233)	(65,220)
Total stockholders’ equity	603,006	508,149	222,227	159,650	136,048

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as other sections in this report, should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included elsewhere herein. All references to years mean the relevant 12-month period ended December 31.

Overview

General

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of February 3, 2012, we marketed 108 generic pharmaceuticals, which represent dosage variations of 30 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 17 of our generic pharmaceuticals representing dosage variations of 4 different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. We have 45 applications pending at the FDA, including 4 tentatively approved by the FDA, and 46 other products in various stages of development for which applications have not yet been filed.

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

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following sales channels: the Global Products sales channel, for sales of generic prescription products we sell directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel, for generic pharmaceutical over-the-counter and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for sales of generic pharmaceutical over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. We sell our Global Division products within the continental United States of America and the Commonwealth of Puerto Rico. We have no sales in foreign countries. Revenues from Global Product sales channel and the Private Label Product sales channel are reported under the caption “Global Product Sales, net” on the consolidated statement of operations. We also generate revenue in our Global Division from research and development services provided under a joint development agreement with another pharmaceutical company, and we report such revenue under the caption “Research partner” revenue on the consolidated statement of operations.

The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in product co-promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities. Additionally, we generate revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and we report such revenue in the line item “Research Partner” on the consolidated statement of operations. Finally, we generate revenue in the Impax Division under a License, Development and Commercialization Agreement with another unrelated third-party pharmaceutical company, and we report such revenue in the line item “Rx Partner” on the consolidated statement of operations.

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

Pursuant to a license and distribution agreement, we are dependent on an unrelated third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell. We experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement during each of the years ended December 31, 2011 and 2010. In November 2010, we filed suit against the third party supplier of our authorized generic of Adderall XR® for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement. In addition, we have filed a motion for a preliminary injunction and a temporary restraining order seeking to require the third party supplier to fill product orders placed by us. If we suffer supply disruptions related to our authorized generic Adderall XR® product in the future, our revenues and relationships with our customers may be materially adversely affected. Further, we may enter into similar license and distribution agreements in the future.

Critical Accounting Policies and Use of Estimates

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

Consistent with industry practice, we record an accrued provision for estimated deductions for chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and other pricing adjustments, in the same period when revenue is recognized. The objective of recording provisions for such deductions at the time of sale is to provide a reasonable estimate of the aggregate amount we expect to ultimately credit our customers. Since arrangements giving rise to the various sales credits are typically time driven (i.e. particular promotions entitling customers who make purchases of our products during a specific period of time, to certain levels of rebates or chargebacks), these deductions represent important reductions of the amounts those customers would otherwise owe us for their purchases of those products. Customers typically process their claims for deductions in a reasonably timely manner, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare such actual amounts to the estimated provisions, in the aggregate, for each deduction category to assess the reasonableness of the various reserves at each quarterly balance sheet date. Differences between our estimated provisions and actual credits issued are accounted for in the current period as a change in estimate in accordance with GAAP. We do not have the ability to specifically link any particular sales credit to an exact sales transaction and since there have been no material differences, we believe our systems and procedures are adequate for managing our business. An event such as the failure to report a particular promotion could result in a significant difference between the estimated amount accrued and the actual amount claimed by the customer, and, while there have been none to date, we would evaluate the particular events and factors giving rise to any such significant difference in determining the appropriate accounting.

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009
		($ in 000s)
Chargeback reserve
Beginning balance	$14,918	$21,448	$4,056
Provision recorded during the period	166,504	181,566	126,105
Credits issued during the period	(159,261)	(188,096)	(108,713)

Ending balance	$22,161	$14,918	$21,448

Provision as a percent of gross Global Product sales	23%	19%	24%

The lower provision for chargebacks as a percent of gross Global Product sales in 2010 as compared to both 2011 and 2009 was principally the result of the launch of our tamsulosin product, which generally resulted in higher gross Global Product sales and carried a lower average chargeback credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, during the year ended December 31, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Our tamsulosin product sales after the end of the contractual exclusivity period, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, and have resulted in both price erosion and reduction of our market-share. See “Results of Operations” below for additional discussion on the impact of tamsulosin and our authorized generic of Adderall XR® product sales on our financial condition.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross Global Product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the years December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009
		($ in 000s)
Rebate reserve
Beginning balance	$20,892	$37,781	$4,800
Provision recorded during the period	69,173	91,064	72,620
Credits issued during the period	(64,821)	(107,953)	(39,639)

Ending balance	$25,244	$20,892	$37,781

Provision as a percent of gross Global Product sales	9%	9%	14%

The provision for rebates, as a percent of gross Global Product sales, remained relatively consistent from 2010 to 2011.

The decrease in the provision for estimated rebates as a percent of gross Global Product sales from 2009 to 2010 was principally the result of our tamsulosin product and our authorized generic Adderall XR® products, both of which resulted in higher gross Global Product sales. Our tamsulosin product carried a lower rebate credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, resulting in a lower overall aggregate average rebate as a percentage of gross Global Product sales during the twelve months ended December 31, 2010. Additionally, average rebates provided for as a percentage on sales of our authorized generic Adderall XR® products were lower during the year ended December 31, 2010. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration. Following the expiration of our contractual exclusivity period, our tamsulosin product sales have decreased as additional competing generic versions of the product entered the market in late April 2010, and have resulted in both price erosion and reduction of our market-share. See “Results of Operations” below for additional discussion on the impact of tamsulosin and our authorized generic of Adderall XR® product sales on our financial condition.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and estimated return rates which may be adjusted based on various assumptions including changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the accrued product returns for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009
		($ in 000s)
Returns reserve
Beginning balance	$33,755	$22,114	$13,675
Provision recorded during the period	688	15,821	11,847
Credits issued during the period	(10,342)	(4,180)	(3,408)

Ending balance	$24,101	$33,755	$22,114

Provision as a percent of gross Global Product sales	0.1%	1.6%	2.3%

The provision for returns as a percent of Global Product sales, gross has declined steadily during the three year period ended December 31, 2011 as the result of continued improvement in our historical experience of actual return credits processed. Our historical experience for returns has improved due to the launch of new products in recent years, for example our tamsulosin product and our authorized generic Adderall XR® products. Credits issued during 2011 include $ 5.8 million related to a recall of our authorized generic Adderall XR® products which was initiated by our unrelated third-party manufacturer of those products. Excluding the recall credits noted above, credits issued during 2011 were $ 4.5 million, in line with 2010 and 2009 credits issued.

Medicaid. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $ 17,479,000 and $ 12,475,000 as of December 31, 2011 and 2010. The accrual for Medicaid rebate payments increased significantly beginning in 2009 as a result of the launch of our authorized generic Adderall XR® products in October 2009, as such Medicaid rebate payments are calculated under the regulations applicable to brand products.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of certain products. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $ 684,000 and $ 281,000 as of December 31, 2011 and 2010. Historically, differences between our estimated and actual credits issued for shelf stock adjustments have not been significant.

Rx Partner and OTC Partner. Each of our Rx Partner and OTC Partner agreements involves multiple deliverables in the form of products, services and/or licenses over extended periods. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) Topic 605-25 supplemented SAB 104 for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue and related direct manufacturing costs over the estimated life of the agreement or our estimated expected period of performance using either the straight-line method or a modified proportional performance method.

The Rx Partners and OTC Partners agreements obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, we receive payments from our agreement partners for product shipments, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the agreement partners for product shipments under these agreements is generally not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments. Royalty and profit sharing amounts we receive under these agreements are calculated by the respective agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, returns, shelf stock adjustments and other adjustments the alliance agreement partners may negotiate with their customers. We record the agreement partner’s adjustments to such estimated amounts in the period the agreement partner reports the amounts to us.

We applied the updated guidance of ASC 605-25, “Multiple Element Arrangements”, to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva Agreement”) during the year ended December 31, 2010. We look to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. Consideration received as a result of research and development-related activities performed under the Teva Agreement is initially deferred and recorded as a liability captioned “Deferred revenue”. We recognize the deferred revenue on a straight-line basis over our expected period of performance for such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer which is generally when product is received by Teva. We recognize profit share revenue in the period earned.

OTC Partner revenue is related to our agreement with Pfizer Inc. (formerly Wyeth) with respect to supply of over-the-counter pharmaceutical products and related research and development services. We initially defer all revenue earned under our OTC Partner agreement. We also defer direct product manufacturing costs to the extent these costs are reimbursable by the OTC Partner. We recognize the product manufacturing costs in excess of amounts reimbursable by the OTC Partner as current period cost of revenue. We recognize revenue as OTC Partner revenue and amortize deferred product manufacturing costs as cost of revenues as we fulfill our contractual obligations. Revenue is recognized and associated costs are amortized over the alliance and collaboration agreement’s term of the arrangement or our expected period of performance, using a modified proportional performance method. Under the modified proportional performance method of revenue recognition utilized by us, the amount we recognize in the period of initial recognition is based upon the number of years elapsed under the alliance and collaboration agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue we recognize in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance and collaboration agreement and the denominator of which is the total estimated life of the alliance and collaboration agreement. The amount recognized as revenue during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and/or the fair value received. The result of the modified proportional performance method is a greater portion of the revenue is recognized in the initial period with the remaining balance being recognized ratably over either the remaining life of the arrangement or the expected period of performance of the alliance and collaboration agreement.

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

As an illustration, the consideration received from the provision of research and development services under the License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”), including the up-front fee and payments received for manufacturing clinical supplies, will initially be deferred and then recognized as revenue on a straight-line basis over our expected period of performance during the development period, which is currently estimated to be the 24 month period ending December 31, 2012. Any change in the expected period of performance will be adjusted on a prospective basis. In this regard, if we were to estimate our period of performance to require significantly more time, then the License, Development and Commercialization Agreement revenue recognition period would be increased on a prospective basis, resulting in a reduced periodic amount of revenue recognized in current and future periods.

Additionally, for example, the consideration received from the provision of research and development services under the Joint Development Agreement with Medicis, including the up-front fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized on a straight-line basis over our expected period of performance to provide research and development services under the Joint Development Agreement which is estimated to be a 48 month period, starting in December 2008, upon receipt of the $ 40.0 million upfront payment, and ending in November 2012. The completion of the final Joint Development Agreement deliverable represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of the completion of the research and development services is different from our estimate, the revenue recognition period will change on a prospective basis at such time the event occurs. While no such change in the estimated life of the Joint Development Agreement has occurred to date, if we were to conclude significantly more time will be required to fulfill our contractual obligations, then we would increase our estimate of the revenue recognition period under the Joint Development Agreement, resulting in a reduced periodic amount of revenue recognized prospectively in current and future periods.

Third-Party Research Agreements. In addition to our own research and development resources, we may use unrelated third-party vendors, including universities and independent research companies, to assist in our research and development activities. These vendors provide a range of research and development services to us, including clinical and bio-equivalency studies. We generally sign agreements with these vendors which establish the terms of each study performed by them, including, among other things, the technical specifications of the study, the payment schedule, and timing of work to be performed. Third-party researchers generally earn payments either upon the achievement of a milestone, or on a pre-determined date, as specified in each study agreement. We account for third-party research and development expenses as they are incurred according to the terms and conditions of the respective agreement for each study performed, with an accrued expense at each balance sheet date for estimated fees and charges incurred by us, but not yet billed to us. We monitor aggregate actual payments and compare them to the estimated provisions to assess the reasonableness of the accrued expense balance at each quarterly balance sheet date. Differences between our estimates and actual payments made have not been significant.

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model, wherein: expected volatility is based on historical volatility of our common stock, and of a peer group for the period of time our common stock was deregistered, over the period commensurate with the expected term of the stock options. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.

Income Taxes. We are subject to U.S. federal, state and local income taxes and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values (GAAP) and the tax bases of the Company’s assets and liabilities.

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at December 31, 2011. We carry our deferred compensation liability at fair value, based upon observable market values. We had no debt outstanding as of December 31, 2011. Our only remaining debt instrument at December 31, 2011 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

Contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product and clinical trial liability. In accordance with FASB ASC Topic 450—Contingencies, we record accrued loss contingencies when it is probable a liability will be incurred and the amount of loss can be reasonably estimated and we do not recognize gain contingencies until realized.

Goodwill. In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2011 and 2010, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview:

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Year Ended
(in $000’s)	December 31 2011	December 31 2010	Increase/ (Decrease)
			$	%
Total revenues	$512,919	$879,509	$(366,590)	(42)%
Gross profit	258,295	539,263	(280,968)	(52)%

Income from operations	99,611	393,324	(293,713)	(75)%

Income before income taxes	98,014	393,879	(295,865)	(75)%
Provision for income taxes	32,616	143,521	(110,905)	(77)%

	65,398	250,358	(184,960)	(74)%
Non-controlling interest	97	60	37	62%

Net income	$65,495	$250,418	$(184,923)	(74)%

Net income for the year ended December 31, 2011 was $ 65.5 million, a decrease of $ 184.9 million as compared to $ 250.4 million for the year ended December 31, 2010, primarily attributable to a decrease in Global Product sales, net which was driven by lower revenue from the sale of our tamsulosin product, a generic version of Flomax® , and decreased Rx Partner revenues, principally driven by a change in the accounting for the Teva Agreement in the year ended December 31, 2010, partially offset by a corresponding decrease in the provision for income taxes. During 2010, sales of our tamsulosin product benefited from an eight week contractual market exclusivity period which commenced on March 2, 2010, and for which there was no similar contractual market exclusivity period in the year ended December 31, 2011. The change in the accounting for the Teva Agreement resulted in an increase of approximately $ 64.2 million to net income in the year ended December 31, 2010. For additional information on the accounting afforded the Teva Agreement, see “Item 15. Exhibits and Financial Statement Schedules — Note 11, Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva.” In addition, we continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products, and fenofibrate products, during the year ended December 31, 2011. With respect to our authorized generic Adderall XR® products, we are dependent on a third-party pharmaceutical company to supply us with the finished product we market and sell through our Global Division. We experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company. Any continued delay or interruption in whole or part in the supply of our authorized generic Adderall XR® products from the third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our consolidated revenues, as well as jeopardize our relationships with our customers. Any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Year Ended
(in $000’s)	December 31 2011	December 31 2010	Increase/ (Decrease)
Revenues			$	%

Global Product sales, net	$443,818	$624,963	$(181,145)	(29)%
Rx Partner	26,333	217,277	(190,944)	(88)%
OTC Partner	5,021	8,888	(3,867)	(44)%
Research Partner	16,538	13,539	2,999	22%

Total revenues	491,710	864,667	(372,957)	(43)%

Cost of revenues	242,713	328,163	(85,450)	(26)%

Gross profit	248,997	536,504	(287,507)	(54)%

Operating expenses:
Research and development	46,169	44,311	1,858	4%
Patent litigation	7,506	6,384	1,122	18%
Selling, general and administrative	13,157	15,404	(2,247)	(15)%

Total operating expenses	66,832	66,099	733	1%

Income from operations	$182,165	$470,405	$(288,240)	(61)%

Revenues

Total revenues for the Global Division for the year ended December 31, 2011, were $ 491.7 million, a decrease of 43% from 2010, principally resulting from the decreases in Global Product sales, net and Rx Partner revenue as discussed below.

Global Product sales, net, were $ 443.8 million for the year ended December 31, 2011, a decrease of 29% from the same period in 2010, primarily as a result of lower sales of our tamsulosin product. We commenced sales of our tamsulosin product, on March 2, 2010 and had a contractual market exclusivity period for this product for the succeeding eight weeks. As a result, we were able to achieve high market-share penetration in 2010. Following the expiration of our contractual market exclusivity period, competing generic versions to our own generic version of the tamsulosin product began entering the market in April 2010, resulting in both price erosion and reduction of our market share for that product.

Rx Partner revenues were $ 26.3 million for 2011, a decrease of 88% over the prior year attributable to a change in revenue recognition under the Teva Agreement which increased Rx Partner revenue by $ 196.4 million in the year ended December 31, 2010. Rx Partner revenues excluding the change in accounting in 2010 for the Teva Agreement increased $ 5.5 million in 2011 compared to 2010. This increase principally resulted from a Teva Agreement profit-share adjustment realized by us in 2011. The amount of profit share we receive under the Teva Agreement is calculated by Teva, and is generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments as negotiated by Teva with its customers. We record Teva’s adjustments to such estimated amounts in the period when earned.

OTC Partner revenues were $ 5.0 million for the year ended December 31, 2011, with the decrease over the prior year resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Research Partner revenues were $ 16.5 million for the year ended December 31, 2011 an increase of $ 3.0 million over the prior year, resulting from the recognition of revenue related to a $ 3.0 milestone payment which was earned in the current year.

Cost of Revenues

Cost of revenues was $ 242.7 million for the year ended December 31, 2011 and $ 328.2 million for the prior year, of which $ 95.4 million in 2010 was related to the Teva Agreement change in accounting related to the amortization of deferred manufacturing costs, corresponding to the adjustment to revenue recognition discussed above. Cost of revenues increased $ 10.0 million, before the Teva Agreement change primarily resulting from higher sales of our authorized generic Adderall XR® products.

Gross Profit

Gross profit for the year ended December 31, 2011 was $ 249.0 million, or approximately 51% of total revenues, as compared to $ 536.5 million, or approximately 62% of total revenue, in the prior year. Gross profit in the current year decreased when compared to gross profit in the prior year period attributed primarily to lower sales of our tamsulosin product in the current year, and the prior year change in revenue recognition under the Teva Agreement noted above.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2011 were $ 46.2 million, an increase of 4%, as compared to the same period of the prior year. Generic research and development expenses increased primarily as a result of an increase of $ 3.2 million in outside development costs, and $ 0.9 million of additional depreciation expense related to equipment used in research and development activities, partially offset by a decrease of $ 1.3 million in bio-equivalency study costs, and $ 1.2 million of lower expenses related to active pharmaceutical ingredients used for research.

Patent Litigation Expenses

Patent litigation expenses for the years ended December 31, 2011 and 2010 were $ 7.5 million and $ 6.4 million, with the increase resulting from higher legal activity related to several cases which were not present in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 were $ 13.1 million, a 15% decrease over 2010. The decrease resulted primarily from a $ 1.5 million reduction of post-approval product clinical study costs, in addition to $ 1.1 million in lower executive-level compensation costs and $ 0.9 million in lower sales incentive compensation costs. These cost reductions were partially offset by higher expenses due to increased activities in the Taiwan facility of $ 1.1 million.

Impax Division

The following table sets forth results of operations for the Impax Division for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Year Ended
	December 31 2011	December 31 2010	Increase/ (Decrease)
(in $000’s)			$	%
Rx Partner Revenue	$5,750	$—	$5,750	nm
Promotional Partner revenue	14,140	14,073	67	—
Research Partner revenue	1,319	769	550	72%

Total revenue	21,209	14,842	6,367	43%

Cost of revenues	11,911	12,083	(172)	(1)%

Gross profit	9,298	2,759	6,539	237%

Operating expenses:
Research and development	36,532	41,912	(5,380)	(13)%
Selling, general and administrative	7,435	3,510	3,925	112%

Total operating expenses	43,967	45,422	(1,455)	(3)%

Loss from operations	$(34,669)	$(42,663)	$7,994	19%

nm-not meaningful

Revenues

Total revenues were $ 21.2 million for the year ended December 31, 2011, an increase of 43% compared to 2010, principally driven by $ 5.8 million of Rx Partner revenue recognition related to the up-front payment received under our License, Development and Commercialization Agreement with GSK entered into in December 2010, for which there were no similar revenues in the prior year. We received an initial $ 11.5 million up-front payment under the License Agreement which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 24 month period ending December 2012. In addition, under a Development and Co-Promotion Agreement (“Endo Agreement”) with Endo Pharmaceuticals, Inc. (“Endo”), we received an initial $ 10.0 million up-front payment which we are recognizing as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017. Under the Endo Agreement, we recognized $ 1.3 million of Research Partner revenue in the year ended December 31, 2011 and $ 0.8 million in 2010.

Cost of Revenues

Cost of revenues for the Impax Division consists primarily of expenditures related to our sales force which provides physician detailing services under a promotional services agreement with an unrelated pharmaceutical company. Cost of revenues was $ 11.9 million for the year ended December 31, 2011, with no individually significant changes from the prior year.

Gross Profit

Gross profit for the year ended December 31, 2011 was $ 9.3 million, an increase of $ 6.5 million over the prior year period primarily resulting from increases in Rx Partner and Research Partner revenues as described above.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2011 were $ 36.5 million, a decrease of 13%, as compared to $ 41.9 million in the prior year period, with the $ 5.4 million decrease principally driven by a decrease of $ 10.4 million for clinical study costs partially offset by increases of $ 1.8 million for NDA filing fees, $ 1.5 million for consulting expenses, $ 0.6 million for personnel-related costs, $ 0.5 for product development expenses and $ 0.4 million for contract labor.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $ 7.4 million in the year ended December 31, 2011 as compared to $ 3.5 million in the prior year period with the increase primarily related to increases of $ 2.3 million in new product planning activities, $ 0.7 million for marketing personnel-related costs, in addition to business development legal fees of $ 0.4 million.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Year Ended
	December 31 2011	December 31 2010	Increase/ (Decrease)
(in $000’s)			$	%
General and administrative expenses	$47,885	$34,418	$13,467	39%

Total operating expenses	47,885	34,418	13,467	39%

Loss from operations	(47,885)	(34,418)	(13,467)	(39)%

Other (expense) income, net	(2,589)	(315)	(2,274)	722%
Interest income	1,149	1,037	112	11%
Interest expense	(157)	(167)	10	6%
Loss before income taxes	(49,482)	(33,863)	(15,619)	(46)%
Provision for income taxes	$32,616	$143,521	$(110,905)	(77)%

General and Administrative expenses

General and administrative expenses for the year ended December 31, 2011 were $ 47.9 million, a $ 13.5 million increase over the prior period. The increase was principally driven by higher corporate legal expenses of $ 8.5 million, an increase in executive compensation-related expenses of $ 3.0 million, and an increase in information technology systems related expenses of $ 1.6 million.

Other Expense, net

Other expense, net for the year ended December 31, 2011 increased principally from a charge of $ 2.3 million related to the settlement of the Budeprion XL Litigation.

Interest Income

Interest income in the year ended December 31, 2011 was $ 1.1 million, an increase of $ 0.1 million from 2010 resulting from higher average balances of cash and cash equivalents and short-term investments.

Interest Expense

Interest expense in the years ended December 31, 2011 and 2010 was primarily the result of the amortization of deferred financing costs.

Income Taxes

During the year ended December 31, 2011, we recorded an aggregate tax provision of $ 32.6 million for U.S. domestic income taxes and for foreign income taxes. In the year ended December 31, 2010, we recorded an aggregate tax provision of $ 143.5 million for U.S. domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower income before taxes in the year ended December 31, 2011 as compared to the prior year, resulting principally from the reduced products sales revenue and gross profit as discussed above. The effective tax rate of 33% for the year ended December 31, 2011 was lower than the effective tax rate of 36% for the year ended December 31, 2010, primarily due to the lower level of income before income taxes in the year ended December 31, 2011 as compared to the prior year which resulted in the federal and state research and development tax credits having a more pronounced effect on our overall consolidated effective tax rate in the current year.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Overview:

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,
	Year Ended
	December 31 2010	December 31 2009	Increase/ (Decrease)
(in $000’s)			$	%
Total revenues	$879,509	$358,409	$521,100	145%
Gross profit	539,263	188,096	351,167	187%

Income from operations	393,324	70,413	322,911	459%

Income before income taxes	393,879	70,977	322,902	455%
Provision for income taxes	143,521	21,006	122,515	583%

	250,358	49,971	200,387	401%
Non-controlling interest	60	90	(30)	(33)%

Net income	$250,418	$50,061	$200,357	400%

Net income for the year ended December 31, 2010 was $ 250.4 million, an increase of $ 200.4 million, or 400%, as compared to net income of $ 50.1 million for the year ended December 31, 2009, primarily attributable to significant revenues and gross profit earned from sales of our tamsulosin, authorized generic Adderall XR® and fenofibrate products. In addition, the year-over-year increase in net income was positively impacted by an adjustment to the accounting for the Teva Agreement of $ 64.2 million, or 26% of net income for the year ended December 31, 2010, partially offset by higher total operating expenses and an increase in the provision for income taxes. For additional information on the accounting afforded the Teva Agreement, see “Item 15. Exhibits and Financial Statement Schedules—Note 11, Alliance and Collaboration Agreements—Strategic Alliance Agreement with Teva.” As discussed throughout this section, we earned significant revenues and gross profit from sales of our tamsulosin, authorized generic Adderall XR®, and fenofibrate products during the twelve months ended December 31, 2010. With respect to our authorized generic Adderall XR® products, we are dependent on an unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. Any delay or interruption in the supply of our authorized generic Adderall XR® products from our supplier could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. Any significant diminution of our authorized generic Adderrall XR® and fenofibrate product sales revenue and/or gross profit due to competition and/or product supply or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

Global Division

The following table sets forth results of operations for the Global Division for the years ended December 31, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,
	Year Ended
	December 31 2010	December 31 2009	Increase/ (Decrease)
(in $000’s)			$	%
Revenues
Global Product sales, net	$624,963	$292,604	$332,359	114%
Rx Partner	217,277	33,835	183,442	542%
OTC Partner	8,888	6,842	2,046	30%
Research Partner	13,539	11,680	1,859	16%

Total revenues	864,667	344,961	519,706	151%

Cost of revenues	328,163	158,270	169,893	107%

Gross profit	536,504	186,691	349,813	187%

Operating expenses:
Research and development	44,311	38,698	5,613	15%
Patent litigation	6,384	5,379	1,005	19%
Selling, general and administrative	15,404	10,891	4,513	41%

Total operating expenses	66,099	54,968	11,131	20%

Income from operations	$470,405	$131,723	$338,682	257%

Revenues

Total revenues for the Global Division for the year ended December 31, 2010, were $ 864.7 million, an increase of 151% over the year ended December 31, 2009.

Global Product sales, net, were $ 625.0 million, an increase of 114% over the year ended December 31, 2009 primarily as a result of sales of our tamsulosin, authorized generic Adderall XR®, and fenofibrate products. Of the $ 332.4 million increase, $ 215.1 million resulted from sales of tamsulosin, our generic version of Flomax®, a drug used to improve symptoms associated with an enlarged prostate. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration. Our tamsulosin product sales, however, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, at the conclusion of our contractual exclusivity period, and have resulted in both price erosion and reduction of our market share. We commenced sales of our authorized generic Adderall XR® products, indicated for the treatment of attention deficit hyperactivity disorder, in October 2009, and thus had only three months of sales of these products in the prior year. The increase in sales of our fenofibrate products, a cholesterol-lowering drug, resulted from a continued increase in demand for generic versions of cholesterol-lowering drugs in general.

Rx Partner revenues for the year ended December 31, 2010, were $ 217.3 million, an increase of $ 183.4 million over the prior year, primarily attributable to an adjustment to the accounting for the Teva Agreement of $ 196.4 million and partially offset by reduced sales of our generic Wellbutrin® XL 300mg resulting from increased marketplace competition. For additional information on the accounting afforded the Teva Agreement, see “Item 15. Exhibits and Financial Statement Schedules—Note 11, Alliance and Collaboration Agreements—Strategic Alliance Agreement with Teva.” The adjustment to the accounting for the Teva Agreement represents the recognition of previously deferred revenue which otherwise would have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement, using the modified proportional performance method.

OTC Partner revenues were $ 8.9 million for the year ended December 31, 2010, an increase of $ 2.0 million over the prior year, primarily attributable to royalty payments received from Merck & Co., Inc. (formerly Schering-Plough Corporation) on sales of Claritin-D ® 12-hour Extended Release Tablets; there were no such royalty payments received in the year ended December 31, 2009.

Research Partner revenues were $ 13.5 million for the year ended December 31, 2010, an increase of $ 1.9 million over the prior year, primarily driven by revenue recognition related to three milestone payments aggregating $ 12.0 million, received at various times during 2009, including $ 5.0 million in May 2009, $ 5.0 million received in September 2009, and $ 2.0 million received in December 2009.

Cost of Revenues

Cost of revenues was $ 328.2 million for the year ended December 31, 2010, an increase of $ 169.9 million over the prior year, of which $ 95.4 million was related to the adjustment to the amortization of deferred manufacturing costs (corresponding to the adjustment to revenue recognition) under the Teva Agreement. The increase in cost of revenues was also related to the higher sales of our tamsulosin, authorized generic Adderall XR®, and fenofibrate products.

Gross Profit

Gross profit for the year ended December 31, 2010 was $ 536.5 million, or approximately 62% of total revenues, as compared to $ 186.7 million or 54% of total revenue in the prior year primarily attributable to sales of our tamsulosin product, which accounted for $ 193.9 million of the year over year increase, the adjustment in revenue recognition under the Teva Agreement and higher sales of our authorized generic Adderall XR® and fenofibrate products, as discussed above.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2010 were $ 44.3 million, an increase of 15%, as compared to the prior year. Generic research and development expense increased $ 5.6 million due to higher spending on bio-equivalency study costs of $ 3.2 million, $ 1.5 million related to higher employee compensation costs, and $ 1.0 million on active pharmaceutical ingredient used for research purposes.

Patent Litigation Expenses

Patent litigation expenses for the years ended December 31, 2010 and 2009 were $ 6.4 million and $ 5.4 million, an increase of $ 1.0 million over the prior year which principally resulted from higher expenses in the year ended December 31, 2010 resulting from increased activity related to existing litigation matters, as well as new litigation matters which began in 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 were $ 15.4 million, a 41% increase over the prior year, generally attributable to overall higher sales levels period over period, and including $ 1.3 million of higher marketing expenses, $ 1.1 million in increased product freight charges, $ 0.9 million in higher incentive compensation, $ 1.1 million of post-approval product clinical study costs, for which there was no amount present in the prior year period, and $ 0.65 million related to the separation of an executive level employee.

Impax Division

The following table sets forth results of operations for the Impax Division for the years ended December 31, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,
	Year Ended
	December 31 2010	December 31 2009	Increase/ (Decrease)
(in $000’s)			$	%
Promotional Partner revenue	$14,073	$13,448	$625	5%
Research Partner revenue	769	—	769	nm

Total revenue	14,842	13,448	1,394	10%

Cost of revenues	12,083	12,043	40	0%

Gross profit	2,759	1,405	1,354	96%

Operating expenses:
Research and development	41,912	24,576	17,336	71%
Selling, general and administrative	3,510	3,469	41	1%

Total operating expenses	45,422	28,045	17,377	62%

Loss from operations	$(42,663)	$(26,640)	$(16,023)	(60)%

nm-not meaningful

Revenues

Total revenues were $ 14.8 million for the year ended December 31, 2010, an increase of 10% compared to the prior year, principally related to the commencement of physician detailing services under our co-promotion agreement with Pfizer Inc. which commenced on July 1, 2009 (these services were initially provided to Wyeth, now a wholly-owned subsidiary of Pfizer, prior to an amendment to the co-promotion agreement). The Promotional Partner revenue earned by us during the first six month of 2009 was earned under the terms of a promotional services agreement with a subsidiary of Shire Laboratories, Inc., which expired on June 30, 2009. In addition, we recognized $ 0.8 million of Research Partner revenue related to a development and co-promotion agreement with Endo Pharmaceuticals, Inc., which was entered into in June 2010, and, accordingly, there were no similar revenues in the prior year.

Cost of Revenues

Cost of revenues was $ 12.1 million for the year ended December 31, 2010, with no individually significant changes from the prior year.

Gross Profit

Gross profit for the year ended December 31, 2010 was $ 2.8 million, an increase of $ 1.4 million over the prior year attributed primarily to the higher Promotional Partner and Research Partner revenues (as described above).

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2010 were $ 41.9 million, an increase of 71%, as compared to $ 24.6 million in the prior year, with the $ 17.3 million increase principally driven by research and development expenses related to our branded product initiatives, including increases of $ 13.9 million for clinical trial studies, $ 1.0 million on employee compensation, $ 0.6 million on active pharmaceutical ingredients used in research related activities, $ 0.5 million on label supplies for IPX066 bottles & kits, $ 0.4 million on outside labor and $ 0.3 million on shipping costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 were $ 3.5 million, a 1% increase compared to $ 3.5 million for the prior year with no individually significant changes from 2009.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,
	Year Ended
	December 31 2010	December 31 2009	Increase/ (Decrease)
(in $000’s)			$	%
Litigation settlement	$—	$9,318	$(9,318)	(100)%
General and administrative expenses	34,418	25,352	9,066	36%

Total operating expenses	34,418	34,670	(252)	(1)%

Loss from operations	(34,418)	(34,670)	252	1%

Other (expense) income, net	(315)	57	(372)	(653)%
Interest income	1,037	753	284	38%
Interest expense	(167)	(246)	79	32%
Loss before income taxes	(33,863)	(34,106)	243	1%
Provision for income taxes	$143,521	$21,006	$122,515	583%

Litigation Settlement

The $ 9.3 million of Litigation settlement expense for the year ended December 31, 2009 included legal and other professional fee expenses incurred by us in defense of a suit related to our (previously marketed) Lipram UL products which we settled in January 2010, and accordingly there were no similar amounts in the year ended December 31, 2010.

General and Administrative expenses

General and administrative expenses for the year ended December 31, 2010 were $ 34.4 million, a 36% increase over the prior year, attributable principally to an increase in compensation-related expenses of $ 2.9 million, an increase in legal fees of $ 1.9 million, higher insurance costs related to increasing levels of business activity of $ 1.3 million, and an increase in system implementation and integration expenses of $ 1.6 million. In addition, in the prior year there was a $ 0.7 million reduction in general and administrative expenses related to the August 2009 repayment-in-full of a subordinated promissory note.

Other Income, net

Other (expense) income, net was $ (0.3) million and $ 0.1 million for the years ended December 31, 2010 and 2009, and contained no individually significant items in either year.

Interest Income

Interest income for the year ended December 31, 2010 was $ 1.0 million, a 38% increase as compared to the prior year due primarily due to higher average balances of cash and cash equivalents and short-term investments partially offset by lower overall interest rates.

Interest Expense

Interest expense in the year ended December 31, 2010 declined $ 0.08 million to $ 0.17 million, compared to the prior year due to the absence of interest bearing debt resulting from the repurchase, on the contractual June 15, 2009 prepayment option date, of the $ 12.75 million remaining outstanding balance of our 3.5% convertible senior subordinated debentures, otherwise due in June 2012 (“3.5% Debentures”).

Income Taxes

During the year ended December 31, 2010, we recorded a tax provision of $ 143.5 million for U.S. domestic federal and state income taxes and for income taxes in jurisdictions outside the United States, including approximately $ 12.9 million for an estimated tax provision related to state and local income taxes, net of a federal tax benefit, as applicable. The tax provision for the year ended December 31, 2010 includes approximately $ 2.7 million of the estimated value of the federal research and development tax credit. The tax provision for the year ended December 31, 2009 included approximately $ 2.5 million of the estimated value of the federal research and development tax credit. The tax provision for the year ended December 31, 2010 also includes an estimate of approximately $ 0.3 million related to uncertain tax positions, as compared to the tax provision for the prior year ended December 31, 2009 which included an approximate $ 6.1 net reduction in the accrual for uncertain tax positions, resulting from the completion, in the quarter ended December 31, 2009, of our analyses and documentation of our federal and state research and development tax credits. Also in the year ended December 31, 2009, the tax provision included the reversal of a valuation allowance on the deferred tax asset related to net operating losses at our wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. We reversed the valuation allowance related to these net operating losses as a result of retroactive changes in Taiwan tax law published in the second quarter of 2009. The effective tax rate of 36.4% for the year ended December 31, 2010 was lower than the prior year (adjusted) effective tax rate of 38.2% (which excludes the effect of the uncertain tax position reserve adjustment noted above)—resulting principally from a lower state and local income tax composite statutory rate due to changes in the mix of jurisdictional apportionment, a higher federal domestic manufacturing deduction due to higher sales of our (domestic United States) manufactured products, including our tamsulosin products in the contractual exclusivity period (as discussed above), and a reduced unfavorable impact of the net share-based compensation adjustment due to higher deductible (actual) equity incentive transactions relative to the amount of non-deductible (GAAP) share-based compensation charges, offset slightly by an adjustment to decrease the value of net deferred tax assets resulting from the aforementioned lower state and local income tax composite statutory rate.

Liquidity and Capital Resources

We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and provision of services.

We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future. In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in significant periodic uses of cash. We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and/or licensing agreements, as well as from the equity and/or debt capital markets to fund planned capital expenditures, our research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions or otherwise.

Cash and Cash Equivalents

At December 31, 2011, we had $ 104.4 million in cash and cash equivalents, an increase of $ 12.6 million as compared to December 31, 2010. As more fully discussed below, the increase in cash and cash equivalents during the year ended December 31, 2011 was primarily driven by $ 6.4 million of cash provided by operations and $ 21.3 million received from the exercise of stock options and employee stock purchase plan contributions, while being partially offset by net cash used in investing activities of $ 15.0 million.

Cash Flows

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.

Net cash provided by operating activities for the year ended December 31, 2011 was $ 6.4 million, a decrease of $ 243.4 million as compared to the prior year $ 249.8 million net cash provided by operating activities. The period-over-period decrease in net cash provided by operating activities principally resulted from higher accounts receivable and inventory, partially offset by higher accounts payable and accrued expenses. The balance of accounts receivable was $ 153.8 million at December 31, 2011, resulting in a $ 71.9 million use of cash for the year ended December 31, 2011, compared to the prior year when accounts receivable resulted in a $ 103.5 million source of cash flows. In addition, higher inventory at December 31, 2011 resulted in a $ 9.6 million use of cash, while lower inventory levels in the prior year were a $ 4.6 million source of cash. These uses of cash were partially offset by an increase of $ 15.9 million in cash flows related to accounts payable and accrued expenses. The decrease in cash provided by accounts receivable for the year ended December 31, 2011 as compared to the prior year period, was primarily the result of lower sales of our tamsulosin products in the current year as described above. The decrease in cash provided by inventory in the current year was primarily the result of higher levels of raw material and finished goods as of December 31, 2011. Accounts payable and accrued expenses resulted in a $ 2.0 million use of cash for the year ended December 31, 2011, which was a $ 15.9 million increase as compared to a $ 17.9 million use of cash in the prior year. The large use of cash in the prior year was primarily the result of higher levels of payments to vendors, due primarily to timing, as well as higher income tax payments. Income tax payments decreased during the year ended December 31, 2011 as a result of lower consolidated income before income taxes primarily as a result of lower sales of our tamsulosin products in the current year period.

Net cash used in investing activities for the year ended December 31, 2011, amounted to $ 15.0 million, a decrease of $ 198.6 million as compared to the prior year period of $ 213.6 million of cash flows used in investing activities. The decrease was due to a year-over-year net increase of $ 212.8 million in maturities of short-term investments, partially offset by $ 14.3 million in higher expenditures on property, plant and equipment. Net maturities of short-term investments during the year ended December 31, 2011 resulted in a $ 15.5 million source of cash, as compared to a $ 197.4 million use of cash from net purchases of short-term investments during the prior year. Purchases of property, plant and equipment for the year ended December 31, 2011 amounted to $ 30.5 million as compared to $ 16.3 million for the prior year. We expect to incur capital expenditures of approximately $ 78.0 million during the 12 months ending December 31, 2012, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California, and our packaging and distribution facilities in the Commonwealth of Pennsylvania, and the continuing construction of our manufacturing facility in Jhunan, Taiwan, R.O.C.

Net cash provided by financing activities for the year ended December 31, 2011 was $ 21.3 million, representing a decrease of $ 2.6 million as compared to the prior year period $ 23.9 million of net cash provided by financing activities. The period-over-period decrease in net cash provided by financing activities was due to a $ 3.0 million decrease in the cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, partially offset by a $ 0.4 million increase in the tax benefit related to the exercise of employee stock options.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009.

Net cash provided by operating activities for the year ended December 31, 2010 was $ 249.8 million, an increase of $ 257.9 million as compared to the prior year $ 8.2 million net cash used in operating activities.

The year-over-year increase in net cash provided by operating activities resulted principally from a higher net income, a decrease in accounts receivable, partially offset by an increase in prepaid expenses and other assets and a decrease in accounts payable and accrued expenses. The decrease in accounts receivable to $ 82.1 million at December 31, 2010, resulted in a $ 103.5 million source of cash, compared to the same period in the prior year when accounts receivable resulted in a $ 142.8 million use of cash flows. The higher level of prepaid and other assets resulted in a $ 12.1 million use of cash in the current year, compared to a $ 2.2 million source of cash in the prior year; while lower accounts payable and accrued expenses resulted in a year-over-year decrease of $ 75.0 million in cash flows. The decreased level of accounts receivable at December 31, 2010 was primarily the result of amounts owed by our customers related to sales from the launch of our authorized generic Adderall XR® products (launched in October 2009). Cash provided by operating activities during the current year was also positively impacted by sales from the launch of our tamsulosin product in March 2010, of which we commenced sales with a contractual eight week exclusivity period starting on March 2, 2010, during which time we were able to achieve high market-share penetration. Tamsulosin product sales after the contractual exclusivity period noted above did not remain at this level, as additional competing generic versions of the product entered the market in late April 2010 at the conclusion of our contractual exclusivity period. This additional competition has resulted in both price erosion and reduction of our market-share. See “Results of Operations—Year Ended December 31, 2010 Compared to Year Ended December 31, 2009” above for additional discussion on our sales of tamsulosin in the year ended December 31, 2010.

Net cash used by investing activities for the year ended December 31, 2010, amounted to $ 213.6 million, an increase of $ 191.8 million as compared to the $ 21.8 million use of cash flows in investing activities in the prior year, with the change due to a year-over-year $ 190.0 million net increase in the purchase of short-term investments, and $ 2.6 million in higher expenditures on property, plant and equipment. Net purchases of short-term investments during the year ended December 31, 2010 resulted in a $ 197.4 million use of cash flows, as compared to a $ 7.4 million use of cash flows from net purchases of short-term investments during the prior year. Purchases of property, plant and equipment for the year ended December 31, 2010 amounted to $ 16.3 million as compared to $ 13.7 million for the prior year. We expect continued investment in facilities, equipment, and information technology projects supporting our quality initiatives to ensure we have appropriate levels of technology infrastructure to manage and grow our business.

Net cash provided by financing activities for the year ended December 31, 2010 was approximately $ 23.9 million, representing an increase of $ 31.5 million as compared to the $ 7.6 million of net cash used in financing activities in the prior year. The year-over-year increase in net cash provided by financing activities was primarily due to an increase in cash proceeds received from the exercise of stock options and contributions to our employee stock purchase plan of $ 17.7 million for the year ended December 31, 2010, as compared to $ 5.1 million received in the prior year. In addition, on the contractual June 15, 2009 prepayment option date, at the request of the holders, we repurchased the remaining $ 12.75 million principal amount of our 3.5% Debentures at 100% of face value, plus accrued interest resulting in a net use of cash in financing activities in the prior year, with no corresponding use of cash in the year ended December 31, 2010.

Commitments and Contractual Obligations

Our contractual obligations as of December 31, 2011 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
($ in 000s)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Contractual Obligations:
Open Purchase Order Commitments	$32,613	$31,432	$1,181	$—	$—
Operating Leases(a)	4,982	1,591	2,763	628	—
Construction Contracts(b)	8,267	8,267	—	—	—
Total(c)	$46,222	$41,290	$3,944	$628	$—

(a)	We lease office, warehouse, and laboratory facilities under non-cancelable operating leases through December 2015. We also lease certain equipment under various non-cancelable operating leases with various expiration dates through December 2016.
(b)	Construction contracts are related to ongoing expansion activities at our manufacturing facility in Taiwan.
(c)	Liabilities for uncertain tax positions FASB ASC Topic 740, Sub-topic 10, were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2011, we had a $ 1.8 million provision for uncertain tax positions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2011.

Outstanding Debt Obligations

Senior Lenders; Wells Fargo Bank, N.A.

On February 11, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N. A., as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provides us with a revolving line of credit in the aggregate principal amount of up to $ 50.0 million (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $ 10.0 million is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis. Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes. We have not yet borrowed any amounts under the Revolving Credit Facility.

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

•

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $ 100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of December 31, 2011, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, our former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between us and the Administrative Agent (as successor by merger to Wachovia Bank, National Association), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the years ended December 31, 2011 and 2010, unused line fees incurred under the credit agreements were $ 144,000 and $ 177,000, respectively.

Recent Accounting Pronouncements

In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards (“IFRS”) fair value measurement standard aimed at updating IFRS to conform to U.S. GAAP. The new FASB guidance will result in some additional disclosure requirements; however, it does not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure. We are required to adopt this guidance on January 1, 2012. We are in the process of evaluating this guidance; however, we do not believe it will have a material effect on our consolidated financial statements upon adoption.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Topic 220), in order to increase the prominence of items reported in other comprehensive income. The amendments provide an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, regardless of which option the entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement of this update to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements is effective for fiscal years beginning after December 15, 2011. In December 2011, the requirement to present reclassification adjustments on the face of the consolidated financial statements was deferred indefinitely. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued its updated guidance for the testing of goodwill for impairment. The update allows us the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing qualitative factors it is determined that it is more likely than not the fair value of the reporting unit is less than its carrying amount, we will need to perform a more detailed goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The objective of this new approach is to simplify how entities test goodwill for impairment. We are in the process of evaluating this guidance.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity’s statement of financial position. This guidance will only impact the disclosures within an entity’s financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. We are required to adopt this guidance on January 1, 2013. We are in the process of evaluating this guidance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents, and short-term investments include a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at December 31, 2011.

Our portfolio is subject to interest rate risk. Based on the average duration of our investments as of December 31, 2011 and 2010, an increase of one percentage point in interest rates would have resulted in increases in interest income of approximately $ 2.2 million and $ 1.6 million.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. We limit our credit risk associated with cash and cash equivalents and short-term investments by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly-rated money market funds. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.

We had no debt outstanding as of December 31, 2011. Our only remaining debt instrument at December 31, 2011 was the Wells Fargo revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it.

We do not use derivative financial instruments and have no material foreign currency exchange exposure, or commodity price risks. See “Item 15. Exhibits and Financial Statement Schedules—Note 16. Segment Information” for more information regarding the value of our investment in Impax Laboratories (Taiwan), Inc.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and schedule listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 28, 2011, we dismissed Grant Thornton LLP (“GT”) and engaged KPMG LLP as our independent registered accounting public accounting firm effective on such date. The reports of GT on our consolidated financial statements as of and for the years ended December 31, 2010 and 2009, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal years ended December 31, 2009 and December 31, 2010, and through February 28, 2011, there were no disagreements between us and GT on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to GT’s satisfaction, would have caused it to make reference to the matter in conjunction with its reports on our consolidated financial statements for the relevant year and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of December 31, 2011.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles used in the United States (GAAP). Internal control over financial reporting includes those policies and procedures which (i) pertain to the maintenance of records, in reasonable detail, to accurately and fairly record the transactions and dispositions of our assets; (ii) provide reasonable assurance transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets which could have a material effect on the financial statements. Internal control over financial reporting includes the controls themselves, monitoring of those controls, internal audit practices, and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, the end of our fiscal year, and has reviewed the results of this assessment with the Audit Committee of our Board of Directors. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on the assessment, management has concluded our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impax Laboratories, Inc.

We have audited Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Impax Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Impax Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Impax Laboratories, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2011, and our report dated February 28, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 28, 2012

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional information required by this item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2012 (“Proxy Statement”).

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

(a)(2) Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page F-1 is filed as part of this Annual Report on Form 10-K.

(a)(2) Exhibits

Exhibit No.	Description of Document

3.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)

3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)

3.2	Amended and Restated Bylaws, effective June 29, 2009.(3)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Registration Rights Agreement, dated as of June 27, 2005, between the Company and the Initial Purchasers named therein.(4)

4.3	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)

10.1.1	Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, between the Company and Wachovia Bank, National Association.(4)

10.1.2	First Amendment, dated October 14, 2008, to Amended and Restated Loan and Security Agreement, dated December 15, 2005, between the Company and Wachovia Bank, National Association.(5)

10.1.3	Second Amendment to Amended and Restated Loan and Security Agreement, effective as of December 31, 2008, by and among the Company and Wachovia Bank, National Association.(6)

10.1.4	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association.(7)

10.1.5	Fourth Amendment to Amended and Restated Loan and Security Agreement, effective as of March 12, 2010, by and among the Company and Wachovia Bank, National Association, a Wells Fargo Company.(8)

10.1.6	Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of June 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(9)

10.1.7	Sixth Amendment to Amended and Restated Loan and Security Agreement, effective as of September 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(10)

10.1.8	Seventh Amendment to Amended and Restated Loan and Security Agreement, effective as of January 31, 2011, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(11)

Exhibit No.	Description of Document

10.2	Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(12)

10.3	Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent. (12)

10.4.1	Impax Laboratories Inc. 1999 Equity Incentive Plan.*(6)

10.4.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(6)

10.5	Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)

10.6.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*(13)

10.6.2	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)

10.6.3	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)

10.7.1	Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(8)

10.7.2	Amendment to Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (8)

10.8.	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(14)

10.9.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(14)

10.9.2	Confidential Separation and Release Agreement dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(15)

10.10	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(14)

10.11	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(14)

10.12.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(6)

10.12.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(14)

10.12.3	Separation Agreement and General Release, dated October 19, 2010, by and between the Company and Christopher Mengler, R.Ph.*(16)

10.13.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*

10.13.2	Employment Agreement, dated as of May 2, 2011 between the Company and Mark A. Schlossberg.*

Exhibit No.	Description of Document

10.14.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon.*(17)

10.14.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole-Ben-Maimon.*(18)

10.15.1	License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.**(19)

10.15.2	Amendment dated as of March 1, 2010 to the License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.

10.16.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(12)

10.16.2	First Amendment dated as of January 26, 2011 to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.

10.17.1	License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(11)

10.17.2	First Amendment dated as of December 23, 2011 to the License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.***

10.18	Supply Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(11)

10.19	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, by and between the Company and AstraZeneca UK Limited.***(20)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011 and (v) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2011.†

*	Management contract, compensatory plan or arrangement.
**	Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which portions are omitted and filed separately with the SEC.
***	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
†

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2009.
(4)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.
(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on December 2, 2008.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2010.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2010.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012.

Impax Laboratories, Inc.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm(s)	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011	F-5
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2011	F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011	F-7
Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2011	F-9
Schedule II, Valuation and Qualifying Accounts	S-1

Impax Laboratories, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Impax Laboratories, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2011. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 28, 2012

Impax Laboratories, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Impax Laboratories, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010. Our audits of the basic consolidated financial statements included the financial statement schedule, listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has adopted the new accounting guidance related to revenue recognition for multiple-element arrangements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania

February 25, 2011

IMPAX LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	September 30,
	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$104,419	$91,796
Short-term investments	241,995	256,605
Accounts receivable, net	153,773	82,054
Inventory, net	54,177	44,549
Deferred product manufacturing costs	1,413	2,012
Deferred income taxes	37,853	39,271
Prepaid expenses and other current assets	6,305	4,407

Total current assets	599,935	520,694

Property, plant and equipment, net	118,158	106,280
Deferred product manufacturing costs	7,433	8,223
Other assets	40,759	30,547
Goodwill	27,574	27,574

Total assets	$793,859	$693,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,955	$18,812
Accrued expenses	70,116	75,181
Accrued profit sharing and royalty expenses	40,766	14,147
Deferred revenue	23,024	18,276

Total current liabilities	156,861	126,416

Deferred revenue	17,131	44,195
Other liabilities	16,861	14,558

Total liabilities	$190,853	$185,169

Commitments and contingencies (Notes 17 and 18)

Stockholders’ equity:
Preferred Stock, $ 0.01 par value, 2,000,000 shares authorized, no shares outstanding at December 31, 2011 and 2010	$—	$—
Common stock, $ 0.01 par value, 90,000,000 shares authorized and 66,748,336 and 64,721,041 shares issued at December 31, 2011 and 2010, respectively	667	647
Additional paid-in capital	285,966	255,440
Treasury stock—243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	1,724	2,811
Retained earnings	316,741	251,246

	602,941	507,987
Noncontrolling interest	65	162

Total stockholders’ equity	603,006	508,149

Total liabilities and stockholders’ equity	$793,859	$693,318

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	September 30,	September 30,	September 30,
	Years Ended December 31
	2011	2010	2009
Revenues:
Global Product sales, net	$443,818	$624,963	$292,604
Rx Partner	32,083	217,277	33,835
OTC Partner	5,021	8,888	6,842
Research Partner	17,857	14,308	11,680
Promotional Partner	14,140	14,073	13,448

Total revenues	512,919	879,509	358,409

Cost of revenues	254,624	340,246	170,313

Gross profit	258,295	539,263	188,096

Operating expenses:
Research and development	82,701	86,223	63,274
Patent litigation	7,506	6,384	5,379
Litigation settlement	—	—	9,318
Selling, general and administrative	68,477	53,332	39,712

Total operating expenses	158,684	145,939	117,683

Income from operations	99,611	393,324	70,413

Other (expense) income, net	(2,589)	(315)	57
Interest income	1,149	1,037	753
Interest expense	(157)	(167)	(246)

Income before income taxes	98,014	393,879	70,977
Provision for income taxes	32,616	143,521	21,006

Net income before noncontrolling interest	65,398	250,358	49,971
Add back loss attributable to noncontrolling interest	97	60	90

Net income	$65,495	$250,418	$50,061

Net Income per share:
Basic	$1.02	$4.04	$0.83

Diluted	$0.97	$3.82	$0.82

Weighted average common shares outstanding:
Basic	64,126,855	62,037,908	60,279,602

Diluted	67,319,989	65,565,132	61,080,184

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

(amounts in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Stockholders’ Equity	Common Stock		Additional Paid-In	Treasury	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Par Value	Capital	Stock	Deficit)	Income (loss)	Interest	Total
Balance at December 31, 2008	59,892	$602	$211,128	$(2,157)	$(49,233)	$(995)	$305	$159,650

2009
Exercise of stock options issuance of restricted stock and sale of common stock under ESPP	2,074	20	4,507					4,527
Share-based compensation expense			7,391					7,391
Tax benefit related to exercise of stock options and restricted stock			213					213
Currency translation adjustments						471		471
Net income					50,061			50,061
Other							(86)	(86)

Balance at December 31, 2009	61,966	622	223,239	(2,157)	828	(524)	219	222,227

2010
Exercise of stock options issuance of restricted stock and sale of common stock under ESPP	2,495	25	15,004					15,029
Share-based compensation expense			10,693					10,693
Issuance of common stock in settlement of royalty obligation	16	—	332					332
Tax benefit related to exercise of stock options and restricted stock			6,172					6,172
Currency translation adjustments						3,335		3,335
Net income					250,418			250,418
Other							(57)	(57)

Balance at December 31, 2010	64,477	647	255,440	(2,157)	251,246	2,811	162	508,149

2011
Exercise of stock options issuance of restricted stock and sale of common stock under ESPP	2,027	20	11,306					11,326
Share-based compensation expense			12,685					12,685
Tax benefit related to exercise of stock options and restricted stock			6,535					6,535
Currency translation adjustments						(1,087)		(1,087)
Net income					65,495			65,495
Other							(97)	(97)

Balance at December 31, 2011	66,504	$667	$285,966	$(2,157)	$316,741	$1,724	$65	$603,006

	September 30,	September 30,	September 30,
Comprehensive Income	Years Ended December 31,
	2011	2010	2009
Net income	$65,495	$250,418	$50,061
Currency translation adjustments	(1,087)	3,335	471

Comprehensive income	$64,408	$253,753	$50,532

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$65,495	$250,418	$50,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,682	12,649	11,266
Amortization of Credit Agreement deferred financing costs	28	25	75
Amortization of 3.5% Debentures discount and deferred financing costs	—	—	307
Deferred income taxes (benefit)	13,463	42,662	(10,379)
Tax benefit related to the exercise of employee stock options and restricted stock	(6,535)	(6,172)	(213)
Change in accrual for uncertain tax positions	178	280	(6,308)
Deferred revenue	2,568	35,704	49,255
Deferred product manufacturing costs	(1,721)	(10,640)	(26,018)
Recognition of deferred revenue	(25,579)	(230,951)	(52,357)
Amortization deferred product manufacturing costs	3,111	108,648	24,497
Accrued profit sharing and royalty expense	107,760	101,247	53,912
Profit sharing and royalty payments	(81,145)	(140,794)	(469)
Share-based compensation expense	12,685	10,714	7,391
Accretion of interest income on short-term investments	(870)	(638)	(519)
Bad debt expense	163	277	229
Payments on accrued litigation settlements	—	(5,865)	(11,495)
Payments on exclusivity period fee	—	—	(6,000)
Accrued litigation settlement expense	—	—	5,865
Changes in assets and liabilities:
Accounts receivable	(71,882)	103,523	(142,777)
Inventory	(9,628)	4,581	(16,825)
Prepaid expenses and other assets	(17,627)	(12,092)	2,179
Accounts payable and accrued expenses	(2,042)	(17,896)	57,059
Other liabilities	2,254	4,081	3,107

Net cash provided by (used in) operating activities	6,358	249,761	(8,157)

Cash flows from investing activities:
Purchase of short-term investments	(359,646)	(403,086)	(66,626)
Maturities of short-term investments	375,126	205,718	59,256
Purchases of property, plant and equipment	(30,524)	(16,267)	(13,667)
Acquisition of ANDA intellectual property rights	—	—	(750)

Net cash used in investing activities	(15,044)	(213,635)	(21,787)

Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	14,774	17,728	5,113
Tax benefit related to the exercise of employee stock options and restricted stock	6,535	6,172	213
Repayment of long-term debt	—	—	(12,887)

Net cash provided by (used in) financing activities	21,309	23,900	(7,561)

Net increase (decrease) in cash and cash equivalents	12,623	60,026	(37,505)

Cash and cash equivalents, beginning of year	91,796	31,770	69,275

Cash and cash equivalents, end of year	$104,419	$91,796	$31,770

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

	September 30,	September 30,	September 30,
	Years Ended December 31,
(in $000s)	2011	2010	2009
Cash paid for interest	$166	$167	$622

Cash paid for income taxes	$24,421	$129,763	$415

Unpaid vendor invoices of approximately $ 795,000, $ 3,119,000 and $ 4,730,000 which were accrued as of December 31, 2011, 2010 and 2009, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010, 2009

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

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including two research and development center facilities, and a manufacturing facility. Additionally, the Company leases three facilities in Hayward, and Fremont, utilized for additional research and development, administrative services, and equipment storage. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia, and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the Unites States, in Taiwan, the Company owns a manufacturing facility.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at December 31, 2011. All significant intercompany accounts and transactions have been eliminated.

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

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product liability. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) Topic 450, “Contingencies”, the Company records accruals for such loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized. The Company records an accrual for legal costs in the period incurred. A discussion of contingencies is included in the “Commitments and Contingencies,” and “Legal and Regulatory Matters” footnotes below.

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

The following tables present the percentage of total accounts receivable and gross revenues represented by the Company’s five largest customers as of and for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
Percent of Total Accounts Receivable	2011	2010	2009
Customer #1	30.4%	15.0%	43.8%
Customer #2	25.7%	28.3%	19.9%
Customer #3	12.9%	18.4%	18.7%
Customer #4	8.6%	13.5%	3.6%
Customer #5	—%	2.9%	2.7%
Customer #6	2.5%	—%	—%

Total Five largest customers	80.1%	78.1%	88.7%

	September 30,	September 30,	September 30,
Percent of Gross Revenues	2011	2010	2009
Customer #1	19.6%	14.1%	26.5%
Customer #2	19.4%	14.2%	15.3%
Customer #3	15.9%	19.9%	22.2%
Customer #4	12.4%	6.5%	3.9%
Customer #5	—%	—%	—%
Customer #6	—%	—%	—%
Customer #7	—%	—%	5.7%
Customer #8	2.4%	3.4%	—%

Total Five largest customers	69.7%	58.1%	73.6%

During the years ended December 31, 2011, 2010 and 2009, the Company’s top ten products accounted for 76%, 83% and 70%, respectively, of Global Product sales, net.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Costs incurred in connection with the construction or major renovation of facilities, including interest directly related to such projects, are capitalized as construction in progress. Depreciation is recognized using the straight-line method based on the estimated useful lives of the related assets, which are 40 years for buildings, 15 years for building improvements, 7 to 10 years for equipment, and 3 to 7 years for office furniture and equipment. Land and construction-in-progress are not depreciated.

Goodwill

In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, rather than recording periodic amortization, goodwill is subject to an annual assessment for impairment by applying a fair value based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. The Company considers the Global Division and the Impax Division operating segments to each be a reporting unit. The Company attributes the entire carrying amount of goodwill to the Global Division.

The Company concluded the carrying value of goodwill was not impaired as of December 31, 2011 and 2010 as the fair value of the Global Division exceeded its carrying value at each date. The Company performs its annual goodwill impairment test in the fourth quarter of each year. The Company estimated the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise. In addition, on a quarterly basis, the Company performs a review of its business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, the Company would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to determine the impact, if any, on the Company’s assessment of the reporting unit’s fair value. The Company has not to date deemed there to have been any significant adverse changes in the legal, regulatory, or general economic environment in which the Company conducts its business operations.

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

•	the delivered item has value to the customer on a stand-alone basis; and

•

if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

Under FASB ASC Topic 605-25, if both of the criteria above are not met, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognized generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a modified proportional performance method.

The Company accounts for milestones related to research and development activities in accordance with FASB ASC Topic 605-28, milestone method of revenue recognition. FASB ASC Topic 605-28 allows for the recognition of consideration, which is contingent on the achievement of a substantive milestone, in its entirety in the period the milestone is achieved. A milestone is considered to be substantive if all of the following criteria are met:, including the milestone is commensurate with either: (1) the performance required to achieve the milestone, or (2) the enhancement of the value of the delivered items resulting from the performance required to achieve the milestone; the milestone relates solely to past performance; and, the milestone payment is reasonable relative to all of the deliverables and payment terms within the agreement.

Global Product sales, net:

The “Global Product sales, net” line item of the statement of operations, includes revenue recognized related to shipments of pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer. Included in Global Product revenue are deductions from the gross sales price, including deductions related to estimates for chargebacks, rebates, returns, shelf-stock, and other pricing adjustments. The Company records an estimate for these deductions in the same period when revenue is recognized. A summary of each of these deductions is as follows:

Chargebacks

The Company has agreements establishing contract prices for certain products with certain indirect customers, such as managed care organizations, hospitals and government agencies who purchase products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the price difference is referred to as a chargeback, which generally takes the form of a credit memo issued by the Company to reduce the invoiced gross selling price charged to the wholesaler. An estimated accrued provision for chargeback deductions is recognized at the time of product shipment. The primary factors considered when estimating the provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors actual chargebacks granted and compares them to the estimated provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.

Rebates

The Company maintains various rebate programs with its Global Division Global Products sales channel customers in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The rebates generally take the form of a credit memo to reduce the invoiced gross selling price charged to a customer for products shipped. An estimated accrued provision for rebate deductions is recognized at the time of product shipment. The primary factors the Company considers when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross Global Product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors actual rebates granted and compares them to the estimated provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.

Returns

The Company allows its customers to return product if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and if such products are returned within six months prior to or until twelve months following, the products’ expiration date. The Company estimates and recognizes an accrued provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and estimated return rates which may be adjusted based on various assumptions including changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. The Company also considers other factors, including significant market changes which may impact future expected returns, and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.

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

The Company applies the updated guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (“Teva Agreement”). The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers the consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes the deferred revenue on a straight-line basis over the Company’s expected period of performance of such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.

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

Research Partner:

The “Research Partner” line item of the statement of operations includes revenue recognized under development agreements with unrelated third-party pharmaceutical companies. The development agreements generally obligate the Company to provide research and development services over multiple periods. In exchange for this service, the Company received upfront payments upon signing of each development agreement and is eligible to receive contingent milestone payments, based upon the achievement of contractually specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under one of these development agreements. Revenue received from the achievement of contingent research and development milestones, if any, will be recognized in its entirety in the period when such payment is earned. Royalty fee income, if any, will be recognized by the Company in the period when the revenue is earned.

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

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are recorded as selling expense. Shipping costs were $ 1,341,000, $ 1,741,000 and $ 647,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Other Comprehensive Income

The Company follows the provisions of FASB ASC Topic 220, comprehensive income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. However, effective with its majority equity investment in Prohealth Biotech, Inc. and the formation of its wholly owned subsidiary Impax Laboratories (Taiwan) Inc., the Company recorded foreign currency translation gains and losses, which are reported as comprehensive income. Foreign currency translation gains (losses) gains for the years ended December 31, 2011, 2010 and 2009 were $ (1,087,000), $ 3,335,000 and $ 471,000, respectively.

Deferred Financing Costs

The Company capitalizes direct costs incurred with obtaining debt financing, which are included in other assets on the consolidated balance sheet. Deferred financing costs, including costs incurred in obtaining debt financing, are amortized to interest expense over the term of the underlying debt on a straight-line basis, which approximates the effective interest method. The Company recognized amortized deferred financing costs of $ 28,000, $ 25,000 and $135,000, in the years ended December 31, 2011, 2010, and 2009, respectively.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards (“IFRS”) fair value measurement standard aimed at updating IFRS to conform to U.S. GAAP. The new FASB guidance will result in some additional disclosure requirements; however, it does not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure. The Company is required to adopt this guidance on January 1, 2012. The Company is in the process of evaluating this guidance.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Topic 220), in order to increase the prominence of items reported in other comprehensive income. The amendments provide an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, regardless of which option the entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement of this update to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements is effective for fiscal years beginning after December 15, 2011. In December 2011, the requirement to present reclassification adjustments on the face of the consolidated financial statements was deferred indefinitely. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued its updated guidance for the testing of goodwill for impairment. The update allows the Company the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing qualitative factors it is determined that it is more likely than not the fair value of the reporting unit is less than its carrying amount, the Company will need to perform a more detailed goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The objective of this new approach is to simplify how entities test goodwill for impairment. The Company is in the process of evaluating this guidance.

In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity’s statement of financial position. This guidance will only impact the disclosures within an entity’s financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. The Company is required to adopt this guidance on January 1, 2013. The Company is in the process of evaluating this guidance.

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

A summary of short-term investments as of December 31, 2011 and December 31, 2010 follows:

	September 30,	September 30,	September 30,	September 30,
(in $000’s) December 31, 2011	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$69,341	$17	$(5)	$69,353
Government sponsored enterprise obligations	100,928	32	(13)	100,947
Corporate bonds	58,219	5	(33)	58,191
Certificates of deposit	13,507	1	(1)	13,507

Total short-term investments	$241,995	$55	$(52)	$241,998

	September 30,	September 30,	September 30,	September 30,
(in $000’s) December 31, 2010	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$168,260	$36	$(7)	$168,289
Government sponsored enterprise obligations	56,866	40	(1)	56,905
Corporate bonds	18,316	15	(13)	18,318
Certificates of deposit	13,163	13	—	13,176

Total short-term investments	$256,605	$104	$(21)	$256,688

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

	September 30,	September 30,
	December 31,	December 31,
(in $000’s)	2011	2010
Gross accounts receivable	$210,557	$123,941
Less: Rebate reserve	(25,244)	(20,892)
Less: Chargeback reserve	(22,161)	(14,918)
Less: Other deductions	(9,379)	(6,077)

Accounts receivable, net	$153,773	$82,054

A roll forward of the chargeback and rebate reserves activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,
(in $000’s) Rebate reserve	December 31,	December 31,	December 31,
	2011	2010	2009
Beginning balance	$20,892	$37,781	$4,800
Provision recorded during the period	69,173	91,063	72,620
Credits issued during the period	(64,821)	(107,952)	(39,639)

Ending balance	$25,244	$20,892	$37,781

	September 30,	September 30,	September 30,
(in $000’s) Chargeback reserve	December 31,	December 31,	December 31,
	2011	2010	2009
Beginning balance	$14,918	$21,448	$4,056
Provision recorded during the period	166,504	181,566	126,105
Credits issued during the period	(159,261)	(188,096)	(108,713)

Ending balance	$22,161	$14,918	$21,448

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $ 612,000 and $ 539,000 at December 31, 2011 and 2010, respectively.

6. INVENTORY

Inventory, net of carrying value reserves at December 31, 2011 and 2010 consisted of the following:

	September 30,	September 30,
(in $000’s)	December 31, 2011	December 31, 2010
Raw materials	$32,454	$27,871
Work in process	5,046	2,575
Finished goods	24,947	20,545

Total inventory	62,447	50,991

Less: Non-current inventory	8,270	6,442

Total inventory-current	$54,177	$44,549

Inventory carrying value reserves were $ 5,533,000 and $ 5,294,000 at December 31, 2011 and 2010, respectively.

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

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. The carrying value of unapproved inventory less reserves, was $ 3,726,000 and $ 2,117,000 at December 31, 2011 and 2010, respectively. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and /or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity, FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory, and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company’s pre-launch product inventory is lower than the respective estimated net selling prices.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 30,	September 30,
(in $000’s)	December 31, 2011	December 31, 2010
Land	$5,773	$2,270
Buildings and improvements	86,084	82,836
Equipment	75,589	70,785
Office furniture and equipment	8,910	9,077
Construction-in-progress	16,602	3,958

Property, plant and equipment, gross	$192,958	$168,926

Less: Accumulated depreciation	(74,800)	(62,646)

Property, plant and equipment, net	$118,158	$106,280

Depreciation expense was $ 14,911,000, $ 12,649,000 and $ 11,266,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

8. ACCRUED EXPENSES

The following table sets forth the Company’s accrued expenses:

	September 30,	September 30,
	December 31,	December 31,
(in $000’s)	2011	2010
Payroll-related expenses	$16,975	$16,796
Product returns	24,101	33,755
Medicaid rebates	17,479	12,475
Physician detailing sales force fees	1,655	2,308
Legal and professional fees	5,071	3,143
Income taxes payable	1,126	2,393
Shelf stock price protection	684	281
Other	3,025	4,030

Total accrued expenses	$70,116	$75,181

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Private Label, the Rx Partner, and the OTC Partner alliance and collaboration agreements generally are not subject to returns. A roll forward of the return reserve activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,
(in $000’s)	December 31,	December 31,	December 31,
Returns Reserve	2011	2010	2009
Beginning balance	$33,755	$22,114	$13,675
Provision related to sales recorded in the period	688	15,821	11,847
Credits issued during the period	(10,342)	(4,180)	(3,408)

Ending balance	$24,101	$33,755	$22,114

9. INCOME TAXES

The Company is subject to federal, state and local income taxes in the United States and income taxes in Taiwan, R.O.C. The provision for income taxes is comprised of the following:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in $000’s)	2011	2010	2009
Current:
Federal taxes	$23,500	$96,560	$29,550
State taxes	1,034	10,471	1,715
Foreign taxes	1,154	0	0

Total current tax expense	25,688	107,031	31,265

Deferred:
Federal taxes	$5,646	$27,138	$(11,520)
State taxes	592	9,140	1,995
Foreign taxes	690	212	(734)

Total deferred tax expense (benefit)	6,928	36,490	(10,259)

Provision for income taxes	$32,616	$143,521	$21,006

A reconciliation of the difference between the tax provision at the federal statutory rate and actual income taxes on income before income taxes, which includes federal, state, and other income taxes, is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in $000’s)	2011		2010		2009
Income before income taxes	$98,014		$393,879		$70,977

Tax provision at the federal statutory rate	34,305	35.0%	137,858	35.0%	24,842	35.0%

Increase (decrease) in tax rate resulting from:
State and local taxes, net of federal benefit	3,721	3.8%	12,873	3.3%	3,628	5.1%
Foreign rate differential	(948)	(1.0)%	0	0.0%	0	0.0%
Research and development credits	(3,378)	(3.4)%	(2,700)	(0.7)%	(2,546)	(3.6)%
Share-based compensation	92	0.1%	979	0.2%	1,824	2.6%
Domestic manufacturing deduction	(2,187)	(2.2)%	(6,563)	(1.7)%	(700)	(1.0)%
Provision for uncertain tax positions	178	0.2%	203	0.1%	(6,084)	(8.6)%
Other, net	833	0.8%	871	0.2%	294	0.4%
Change in valuation allowance	—	—%	—	—%	(252)	(0.3)%

Provision for income taxes	$32,616	33.3%	$143,521	36.4%	$21,006	29.6%

Deferred income taxes result from temporary differences between the financial statement carrying values and the tax bases of the Company’s assets and liabilities. Deferred tax assets principally result from deferred revenue related to certain of the Company’s alliance and collaboration agreements (see “Note 11 – Alliance and Collaboration Agreements” below for a discussion of the Company’s alliance and collaboration agreements), certain accruals and reserves currently not deductible for tax purposes, and state net operating loss carryforwards. Deferred tax liabilities principally result from deferred product manufacturing costs related to the OTC Partners alliance agreements and the use of accelerated depreciation methods for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	December 31,
(in $000’s)	2011	2010
Deferred tax assets:
Deferred revenues	$13,225	$15,970
Accrued expenses	27,382	28,752
Inventory reserves	2,439	2,874
Net operating loss carryforwards	372	1,317
Depreciation and amortization	340	458
Other	2,923	4,212

Deferred tax assets	$46,681	$53,583

Deferred tax liabilities:
Tax depreciation and amortization in excess of book amounts	$4,697	$3,862
Deferred manufacturing costs	3,872	3,916
Other	700	1,465

Deferred tax liabilities	$9,269	$9,243

Deferred tax assets, net	$37,412	$44,340

The breakdown between current and long-term deferred tax assets and tax liabilities is as follows:

	September 30,	September 30,
	December 31,
(in $000’s)	2011	2010
Current deferred tax assets	$39,104	$41,506
Current deferred tax liabilities	(1,251)	(2,235)

Current deferred tax assets, net	37,853	39,271

Non-current deferred tax assets	7,577	12,077
Non-current deferred tax liabilities	(8,018)	(7,008)

Non-current deferred tax (liabilities) assets, net	(441)	5,069

Deferred tax assets, net	$37,412	$44,340

Non-current deferred tax assets and liabilities are included in Other assets and Other liabilities on the consolidated balance sheet.

The Company had foreign net operating loss (NOL) carryforwards of approximately $ 3,700,000 as of December 31, 2010, with a ten year carryforward period. There were no foreign NOL carryforwards as of December 31, 2011. There were state net operating loss (NOL) carryforwards of $ 5,288,000 and $ 9,228,000 as of December 31, 2011 and 2010, respectively, with a twenty year carryforward period as of December 31, 2011, and utilization expiration dates occurring between the years 2022 and 2023, summarized as follows:

September 30,
(in $000’s)
Year	Amount
2022	$1,513
2023	3,775

Total	$5,288

FASB ASC 740 provides for a single comprehensive model to address uncertain tax positions by establishing the minimum recognition threshold and a measurement attribute for the financial statement impact of tax positions taken or expected to be taken on an entity’s income tax returns. A reconciliation of the accrued reserve for uncertain tax positions is as follows:

September 30,
(in $000’s)
Balance at January 1, 2011	$1,580
Increase based on prior year tax positions	24
Increase based on current year tax positions	154
Interest expense	84

Balance at December 31, 2011	$1,842

The Company has recognized a tax provision for uncertain tax positions related to federal and state research and development tax credits and inter-company loan interest income. The Company recognizes interest and penalties related to income tax matters as a part of total interest expense and other expense, respectively. At December 31, 2011, the Company had $ 300,000 of accrued interest expense related to its accrued reserve for uncertain tax positions. The Company did not accrue penalties as of December 31, 2011 as it has taken the appropriate steps to mitigate exposure to penalties related to its uncertain tax positions. The Company is currently under audit by the United States Internal Revenue Service for the tax years ended December 31, 2009 and 2008 and by the State of California Franchise Tax Board for the tax years ended December 31, 2009, 2008, 2007, 2006 and 2005.

No provision has been made for U.S. federal deferred income taxes on accumulated earnings on foreign subsidiaries since it is the intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary.

10. REVOLVING LINE OF CREDIT

On February 11, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N. A., as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provides the Company with a revolving line of credit in the aggregate principal amount of up to $ 50,000,000 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $ 10,000,000 is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis. Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes. The Company has not yet borrowed any amounts under the Revolving Credit Facility.

•

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

•

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’ ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $ 100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of December 31, 2011, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, the Company’s former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended between the Company and the Administrative Agent (as successor by merger to Wachovia Bank, National Association), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the years ended December 31, 2011 and 2010, unused line fees incurred under each of the credit agreements were $ 144,000 and $ 177,000, respectively.

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

The Company’s alliance and collaboration agreements often include milestones and provide for milestone payments upon achievement of these milestones. Generally, the milestone events contained in the Company’s alliance and collaboration agreements coincide with the progression of the Company’s products and technologies from pre-commercialization to commercialization.

The Company groups pre-commercialization milestones in its alliance and collaboration agreements into clinical and regulatory categories, each of which may include the following types of events:

Clinical Milestone Events:

•	Designation of a development candidate. Following the designation of a development candidate, generally, IND-enabling animal studies for a new development candidate take 12 to 18 months to complete.

•	Initiation of a Phase I clinical trial. Generally, Phase I clinical trials take one to two years to complete.

•	Initiation or completion of a Phase II clinical trial. Generally, Phase II clinical trials take one to three years to complete.

•	Initiation or completion of a Phase III clinical trial. Generally, Phase III clinical trials take two to four years to complete.

•	Completion of a bioequivalence study. Generally, bioequivalence studies take three months to one year to complete.

Regulatory Milestone Events:

•

Filing or acceptance of regulatory applications for marketing approval such as a New Drug Application in the United States or Marketing Authorization Application in Europe. Generally, it takes six to twelve months to prepare and submit regulatory filings and approximately two months for a regulatory filing to be accepted for substantive review.

•

Marketing approval in a major market, such as the United States or Europe. Generally it takes one to three years after an application is submitted to obtain approval from the applicable regulatory agency.

•

Marketing approval in a major market, such as the United States or Europe, for a new indication of an already-approved product. Generally it takes one to three years after an application for a new indication is submitted to obtain approval from the applicable regulatory agency.

Commercialization milestones in the Company’s alliance and collaboration agreements may include the following types of events:

•	First commercial sale in a particular market, such as in the United States or Europe.

•

Product sales in excess of a pre-specified threshold, such as annual sales exceeding $ 100 million. The amount of time to achieve this type of milestone depends on several factors including but not limited to the dollar amount of the threshold, the pricing of the product and the pace at which customers begin using the product.

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company accrued a profit share payable to Shire of $ 107,145,000 and $ 100,611,000 on sales of the AG Product during the years ended December 31, 2011 and 2010, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

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

Cost Sharing: The Teva Agreement required Teva to pay the Company $ 300,000 at the inception of the Teva Agreement for reimbursement of regulatory expenses previously incurred, and thereafter to pay specified percentages of ongoing regulatory costs incurred in connection with obtaining and maintaining FDA approval, patent infringement litigation and regulatory litigation.

Sale of Common Stock: The Teva Agreement required Teva to purchase $ 15,000,000 of the Company’s common stock in four equal quarterly installments beginning September 15, 2001.

Advance Deposit: Teva agreed to provide the Company with a $ 22,000,000 advance deposit payable for the contingent purchase of exclusive marketing rights for the products. The advance deposit included debt-like terms to facilitate repayment to Teva to the extent the contingencies did not occur. Specifically, the advance deposit payable accrued interest at an 8.0% annual rate from the June 2001 Teva Agreement inception date, and required the Company to repay the advance deposit payable no later than January 15, 2004.

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

The consideration received by the Company from Teva under the Teva Agreement is contingent upon future performance, as such the Company was unable to allocate any of the consideration received to delivered items, and therefore the Company looked to the underlying services which gave rise to the payment of consideration by Teva to determine the appropriate recognition of revenue as follows:

—	Research and development related activities (the Combined Unit) – Consideration received as a result of research and development related activities performed under the Teva Agreement will initially be deferred and recognized on the straight-line method over the Company’s expected period of performance of the research and development related services, estimated to be from July 2001 (following the June 2001 effective date of the Teva Agreement) to October 2014 (with FDA approval of the ANDA for the final product under the Teva Agreement).

—	Manufacture and delivery of the products – Consideration received as a result of the manufacture and delivery of the products under the Teva Agreement is recognized under the Company’s revenue recognition policy, as proscribed by SAB 104, as follows:

—	Product shipments – The Company accounts for the shipment of products under the Teva Agreement as current period revenue in accordance with its revenue recognition policy applicable to its Global products.

—	Profit share – The Company recognizes profit share, if any, as current period revenue when earned.

—	Gain on the repurchase of Company stock – This represents additional profit share revenue resulting from the successful December 2006 commercial sale of a Tier 2 or Tier 3 product, and was recognized as revenue in the period earned.

The Company applied the updated guidance of ASC 605-25 to the Teva Agreement on a prospective basis beginning in the quarter ended September 30, 2010. In the year ended December 31, 2010, the application of the updated guidance of ASC 605-25 had the effect of increasing Rx Partner revenue by $ 196,440,000, and increasing cost of revenues by $ 95,426,000, and correspondingly, basic earnings per share increased by approximately $ 1.03. The increase in Rx Partner revenue as a result of applying the updated guidance of ASC 605-25 in the year ended December 31, 2010, represents the recognition of previously deferred revenue which would otherwise have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement, using a modified proportional performance method. Under the previous accounting standards, Rx Partner revenue would have been $ 22,255,000, cost of revenues would have been $ 244,964,000, and basic earnings per share would have been $ 2.97 in the year ended December 31, 2010, please refer to Note 20. Supplementary Financial Information for a summary of this information on a quarterly basis.

The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	September 30,	September 30,	September 30,	September 30,
(in $000’s)	For the Years Ended December 31,			Inception Through Dec 31, 2008

Deferred revenue	2011	2010	2009
Beginning balance	$4,410	$202,032	$200,608	$—

Additions:
Product related and cost sharing	551	10,096	35,245	382,024
Exclusivity charges	—	—	—	(50,600)
Other	—	—	—	12,527

Total additions	551	10,096	35,245	343,951

Less: Amount recognized	(1,256)	(11,278)	(33,821)	(143,343)
Accounting adjustment	—	(196,440)	—	—

Total deferred revenue	$3,705	$4,410	$202,032	$200,608

	September 30,	September 30,	September 30,	September 30,
	For the Years Ended December 31,			Inception Through Dec 31, 2008
(in $000’s)
Deferred product manufacturing costs	2011	2010	2009
Beginning balance	$—	$94,040	$88,361	$—

Additions	—	7,416	24,089	151,476

Less: Amount recognized	—	(6,030)	(18,410)	(63,115)
Accounting adjustment	—	(95,426)	—

Total deferred product manufacturing costs	$—	$—	$94,040	$88,361

The following schedule shows the expected recognition of deferred revenue and amortization of deferred product manufacturing costs, for transactions recorded through December 31, 2011, for the next five years and thereafter under the Teva Agreement:

September 30,
(in $000s)	Deferred Revenue Recognition
2012	$1,309
2013	1,309
2014	1,087
2015	—
2016	—
Thereafter	—

Totals	$3,705

OTC Partner Alliance Agreement

The Company has two OTC Partner alliance agreements with unrelated third-party pharmaceutical companies (“OTC Agreements”). The OTC Agreements cover the manufacture, distribution, and marketing of OTC pharmaceutical products. The two OTC Agreements, whose terms are approximately 9 years and 15 years, each commit the Company to manufacture, and the OTC Agreements’ marketing partners to distribute, a single specified generic pharmaceutical product. Both of the OTC Agreements obligate the Company to grant a license to the respective OTC Partner to market the product. Revenue under these OTC Agreements consists of payments upon contract signing, reimbursement of product manufacturing costs or other agreed upon amounts when the Company delivers the product, profit-share or royalty payments based upon the respective OTC Partner’s’ product sales, and, specified milestone payments tied to product development services.

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

All revenue under the OTC Agreements is deferred and recognized over the life of the respective OTC Agreement under the modified proportional performance method. Deferred revenue is recorded as a liability captioned “Deferred revenue.” The modified proportional performance method better aligns revenue recognition with performance under a long-term arrangement as compared to a straight-line method. Revenue is recognized only to the extent of cumulative cash collected being greater than cumulative revenue recognized.

The Company begins to recognize payments at the inception of the respective OTC Agreement, milestone payments at the time they are earned, reimbursement of product manufacturing costs at the time of product shipment to the respective OTC Partners, and profit-share and royalty payments at the time they are reported to the Company.

The Company also defers its product manufacturing costs to the extent reimbursable by the respective OTC Partner and recognizes them in the same manner as it recognizes the related product revenue. Additionally, under the Teva Agreement, the Company is obligated to share with Teva the profits from the sale of the over-the-counter products sold under the OTC Agreements — up to a maximum of 50%. These deferred direct product manufacturing costs are recorded as an asset captioned “Deferred product manufacturing costs.”

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

In June 2002, the Company entered into a non-exclusive Licensing, Contract Manufacturing and Supply Agreement with Merck & Co., Inc. (formerly Schering-Plough Corporation) relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets for the OTC market under the Claritin-D 12-hour brand. The structure of the agreement included milestone payments by Merck and an agreed upon transfer price. Shipments under the agreement commenced at the end of January 2003, and Merck launched the product as its OTC Claritin-D 12-hour in March 2003. The Company’s product supply obligations under the agreement ended on December 31, 2008, after which Merck has manufactured the product. The agreement terminated two years after our product supply obligations concluded, during which Merck paid the Company a royalty on sales of their manufactured product.

The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

	September 30,	September 30,	September 30,	September 30,
(in $000’s)	For the Years Ended December 31,			Inception Through
Deferred revenue	2011	2010	2009	Dec 31, 2008
Beginning balance	$11,382	$16,162	$21,044	$—

Additions	2,018	4,108	1,960	91,944

Less: amounts recognized	(3,717)	(8,888)	(6,842)	(70,900)

Total deferred revenue	$9,683	$11,382	$16,162	$21,044

	September 30,	September 30,	September 30,	September 30,
(in $000’s)	For the Years Ended December 31,			Inception Through
Deferred product manufacturing costs	2011	2010	2009	Dec 31, 2008
Beginning balance	$10,235	$14,203	$18,361	$—

Additions	1,721	3,223	1,929	75,941

Less: amount recognized	(3,110)	(7,191)	(6,087)	(57,580)

Total deferred product manufacturing costs	$8,846	$10,235	$14,203	$18,361

The following schedule shows the expected recognition of deferred revenue and amortization deferred product manufacturing costs, for transactions recorded through December 31, 2011, for the next five years and thereafter under the OTC Agreements:

	September 30,	September 30,
(in $000s)	Deferred Revenue Recognition	Deferred Product Manufacturing Costs Amortization
2012	$1,541	$1,413
2013	1,541	1,413
2014	1,541	1,413
2015	1,541	1,413
2016	1,541	1,413
Thereafter	1,978	1,781

Total	$9,683	$8,846

Agreements with Medicis Pharmaceutical Corporation

In November 2008, the Company and Medicis Pharmaceutical Corporation (“Medicis”), entered into a Joint Development Agreement and a License and Settlement Agreement (“License Agreement”).

Joint Development Agreement

The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of four dermatology products, including three of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $ 40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate of $ 15,000,000 in milestone payments composed of two $ 5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, a $ 2,000,000 milestone payment paid by Medicis in December 2009, and a $ 3,000,000 milestone payment paid by Medicis in March 2011. The Company has the potential to receive up to an additional $ 8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Medicis of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a gross profit share on sales of such products. The Company began commercializing one of the four generic dermatology products during the year ended December 31, 2011.

The Joint Development Agreement results in three items of revenue for the Company, as follows:

1. Research & Development Services

Revenue received from the provision of research and development services including the $ 40,000,000 upfront payment and the $ 12,000,000 of milestone payments received prior to January 1, 2011, have been deferred and are being recognized on a straight-line basis over the expected period of performance of the research and development services. The Company estimates its expected period of performance to provide research and development services is 48 months starting in December 2008 and ending in November 2012. Revenue from the remaining $ 11,000,000 of contingent milestone payments, including the $ 3,000,000 received from Medicis in March 2011, will be recognized using the Milestone Method of accounting. Deferred revenue is recorded as a liability captioned “Deferred revenue.” Revenue recognized under the Joint Development Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method better aligns revenue recognition with performance as the level of research and development services delivered under the Joint Development Agreement are expected to be provided on a relatively constant basis over the period of performance.

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

3. Accounting for Sales of the Company’s Four Generic Dermatology Products

Upon FDA approval of the Company’s ANDA for each of the four generic products covered by the Joint Development Agreement, the Company will have the right (but not the obligation) to begin manufacture and sale of its four generic dermatology products. The Company sells its manufactured generic products to all Global Division customers in the ordinary course of business through its Global Product sales channel. The Company accounts for the sale, if any, of the generic products covered by the Joint Development Agreement as current period revenue according to the Company’s revenue recognition policy applicable to its Global products. To the extent the Company sells any of the four generic dermatology products covered by the Joint Development Agreement, the Company pays Medicis a gross profit share, with such profit share payments accounted for as a current period cost of goods sold.

The following table shows the additions to and deductions from deferred revenue under the Joint Development Agreement with Medicis:

	September 30,	September 30,	September 30,	September 30,
(in $000’s)	Years Ended December 31,			Inception Through Dec 31, 2008
Deferred revenue	2011	2010	2009
Beginning balance	$25,948	$39,487	$39,167	$—

Additions:

Up-front fees and milestone payments	—	—	12,000	40,000

Total additions	—	—	12,000	40,000

Less: amount recognized	(13,538)	(13,539)	(11,680)	(833)

Total deferred revenue	$12,410	$25,948	$39,487	$39,167

The following schedule shows the expected recognition of deferred revenue, for transactions recorded through December 31, 2011, for the next five years and thereafter under the Joint Development Agreement with Medicis:

September 30,
(in $000s)	Deferred Revenue Recognition
2012	$12,410
2013	—
2014	—
2015	—
2016	—
Thereafter	—

Total	$12,410

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, the Company and Endo Pharmaceuticals, Inc. (“Endo”) entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead branded product candidate (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $ 10,000,000 up-front payment. The Company has the potential to receive up to $ 30,000,000 of contingent milestone payments which includes $ 15,000,000 contingent upon the achievement of clinical events, $ 5,000,000 contingent upon the achievement of regulatory events, and $ 10,000,000 upon the achievement of commercialization events. The Company believes all milestones under the Endo Agreement are substantive. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists.

The Company is recognizing the $ 10,000,000 up-front payment as revenue on a straight-line basis over a period of 91 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company’s NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue.” Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance.

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

License, Development and Commercialization Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”). Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 throughout the world, except in the U.S. and Taiwan, and certain follow on products at the option of GSK. GSK paid an $ 11,500,000 up-front payment in December 2010, and the Company has the potential to receive up to $ 169,000,000 of contingent milestone payments which includes $ 10,000,000 contingent upon the achievement of clinical events, $ 29,000,000 contingent upon the achievement of regulatory events, and $ 130,000,000 contingent upon the achievement of commercialization events. The Company believes all milestones under the agreement with GSK are substantive. The up-front payment has been deferred and is being recognized as revenue on a straight-line basis over the Company’s expected period of performance to provide research and development services which is estimated to be the 24 month period ending December 31, 2012. The Company will also receive royalty payments on any sales of IPX066 by GSK. The Company and GSK will generally each bear its own development costs associated with its activities under the License, Development and Commercialization Agreement, except that certain development costs, including with respect to follow on products, will be shared, as set forth in the agreement. The agreement with GSK also gives GSK the option to obtain development and commercialization rights to a future product for a one-time payment to the Company of $ 10,000,000. The License, Development and Commercialization Agreement will continue until GSK no longer has any royalty payment obligations, or if the agreement is terminated earlier in accordance with its terms. The License, Development and Commercialization Agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the agreement.

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Pfizer Co-Promotion Agreement”). Under the terms of the Pfizer Co-Promotion Agreement, effective April 1, 2010, the Company provides physician detailing sales call services for Pfizer’s Lyrica® product to neurologists. The Company receives a fixed fee, effective January 1, 2010, subject to annual cost adjustment, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. There is no opportunity for the Company to earn incentive fees under the terms of the Pfizer Co-Promotion Agreement. Pfizer is responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the physician detailing sales force fee revenue as the related services are performed and the performance obligations are met. The Company recognized $ 14,140,000, $ 14,073,000 and $ 6,940,000 in the years ended December 31, 2011, 2010 and 2009, respectively, under the Pfizer Co-Promotion Agreement, with such amounts presented in the captioned line item “Promotional Partner” revenue on the consolidated statement of operations.

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

Promotional Services Agreement with Shire

In January 2006, the Company entered into a three year Promotional Services Agreement with an affiliate of Shire Laboratories, Inc. (“Shire Co-Promotion Agreement”), under which the Company was engaged to perform physician detailing sales calls services in support of Shire’s Carbatrol® product, from July 1, 2006 to June 30, 2009. The Company recognized $ 6,508,000 in sales force fee revenue for the year ended December 31, 2009, under the Shire Co-Promotion Agreement with such amounts presented in the captioned line item “Promotional Partner” under revenues on the consolidated statement of operations.

12. EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to contribute up to 25% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. The Company matches 50% of the employee contributions up to a maximum of 3% of employee compensation. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the Board of Directors. Participants are 100% vested in discretionary profit-sharing and matching contributions made by the Company after three years of service, and are 25% and 50% vested after one and two years of service, respectively. There were approximately $ 1,254,000, $ 1,162,000 and $ 1,156,000 in matching contributions and no discretionary profit-sharing contributions made under this plan for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Stock Purchase Plan

In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”), with a 500,000 share reservation. The purpose of the ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. Under the ESPP plan, for the years ended December 31, 2011, 2010 and 2009, the Company sold shares of its common stock to its employees in the amount of 47,128, 79,560 and 72,752, respectively, for net proceeds of approximately $ 887,000, $ 1,082,000 and $ 560,000, respectively.

Deferred Compensation Plan

In February 2002, the Board of Directors of the Company approved the Executive Non-Qualified Deferred Compensation Plan (“ENQDCP”) effective August 15, 2002 covering executive level employees of the Company as designated by the Board of Directors. Participants can defer up to 75% of their base salary and quarterly sales bonus and up to 100% of their annual performance based bonus. The Company matches 50% of employee deferrals up to 10% of base salary and bonus compensation. The maximum total match by the company cannot exceed 5% of total base and bonus compensation. Participants are vested in the employer match contribution at 20% each year, with 100% vesting after five years of employment. Participants can earn a return on their deferred compensation based on hypothetical investments in investment funds. Changes in the market value of the participant deferrals and earnings thereon are reflected as an adjustment to the liability for deferred compensation with an offset to compensation expense. There were approximately $ 589,000, $ 525,000 and $ 529,000 in matching contributions under the ENQDCP for the years ended December 31, 2011, 2010 and 2009, respectively.

The deferred compensation liability is a non-current liability recorded at the value of the amount owed to the ENQDCP participants, with changes in the value of such amounts recognized as a compensation expense in the consolidated statement of operations. The calculation of the deferred compensation obligation is derived from observable market data by reference to hypothetical investments selected by the participants. The Company invests in corporate owned life insurance (“COLI”) policies, of which the cash surrender value is included in the caption line item “Other assets” on the consolidated balance sheet. As of December 31, 2011 and 2010, the Company had a cash surrender value asset of $ 14,547,000 and $ 12,264,000, respectively, and a deferred compensation liability of $ 14,535,000 and $ 12,978,000, respectively.

13. SHARE-BASED COMPENSATION:

The Company recognizes the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the Company’s Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) generally vest over a three or four year period and options have a term of ten years.

Impax Laboratories, Inc. 1999 Equity Incentive Plan

In October 2000, the Company’s stockholders approved an increase in the aggregate number of shares of common stock to be issued pursuant to the Company’s 1999 Equity Incentive Plan from 2,400,000 to 5,000,000 shares. Under the 1999 Equity Incentive Plan, 379,872, 664,947, and 1,286,811 stock options were outstanding at December 31, 2011, 2010 and 2009, respectively.

Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan

Under the Company’s 2002 Plan, the aggregate number of shares of common stock for issuance pursuant to stock option grants and restricted stock awards was increased by the Company’s Board of Directors from 9,800,000 to 11,800,000 during 2010 and was approved by the Company’s stockholders. Under the 2002 Plan, stock options outstanding were 4,693,225, 5,849,729 and 6,943,007 at December 31, 2011, 2010 and 2009, respectively, and unvested restricted stock awards outstanding were 1,663,911, 1,434,759 and 1,152,923 at December 31, 2011, 2010 and 2009, respectively.

The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

	September 30,	September 30,
Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2008	8,280,240	$10.53
Options granted	2,489,141	6.96
Options exercised	(1,175,897)	3.69
Options forfeited	(1,363,666)	13.86

Outstanding at December 31, 2009	8,229,818	9.87
Options granted	405,600	20.22
Options exercised	(1,900,549)	8.62
Options forfeited	(220,193)	11.03

Outstanding at December 31, 2010	6,514,676	10.84
Options granted	424,000	24.78
Options exercised	(1,605,043)	11.02
Options forfeited	(260,536)	9.73

Outstanding at December 31, 2011	5,073,097	11.76

Options exercisable at December 31, 2011	3,345,263	$11.30

As of December 31, 2011, stock options outstanding and exercisable had average remaining contractual lives of 5.97 years and 4.54 years, respectively. Also, as of December 31, 2011, stock options outstanding and exercisable each had aggregate intrinsic values of $ 44,685,000 and $ 30,673,000, respectively. As of December 31, 2011, the Company estimated 4,491,177 stock options and 1,473,049 restricted shares granted to employees which were vested or expected to vest.

The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan. A summary of the non-vested restricted stock awards is as follows:

	September 30,	September 30,
Restricted Stock Awards	Non-Vested Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2008	399,716	$10.30
Granted	886,969	6.99
Vested	(113,204)	10.25
Forfeited	(20,558)	7.87

Non-vested at December 31, 2009	1,152,923	7.72
Granted	727,556	18.87
Vested	(368,825)	8.61
Forfeited	(76,895)	10.17

Non-vested at December 31, 2010	1,434,759	12.93
Granted	868,549	20.73
Vested	(452,861)	11.81
Forfeited	(186,536)	13.71

Non-vested at December 31, 2011	1,663,911	$17.20

As of December 31, 2011, the Company had 1,990,349 shares available for issuance of either stock options or restricted stock awards, including 1,706,553 shares from the 2002 Plan, and 283,796 shares from the 1999 Plan.

As of December 31, 2011, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $ 35,587,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.47 years. The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $ 19,192,000, $ 19,038,000 and $ 3,407,000, respectively. The total fair value of restricted shares which vested during the years ended December 31, 2011, 2010 and 2009 was $ 5,347,000, $ 3,175,000 and $ 1,538,000, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model with the following assumptions:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Volatility (range)	50.7%-52.7%	55.1%-56.4%	58.3%-64.2%
Volatility (weighted average)	52.3%	55.9%	60.4%
Risk-free interest rate (range)	1.5%-2.3%	1.5%-3.1%	2.1%-2.9%
Risk-free interest rate (weighted average)	2.1%	2.3%	2.6%
Dividend yield	0%	0%	0%
Expected life (years)	6.20	6.21	6.25
Weighted average grant date fair value	$12.85	$11.08	$4.07

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein: expected volatility is based on historical volatility of the Company’s common stock, and of a peer group for the period of time the Company’s common stock was deregistered as described below, over the period commensurate with the expected term of the stock options. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest from three to four years and have a term of ten years. With limited exceptions, the Company’s shares of common stock traded on the “Pink Sheets” beginning in August 2005 through May 2008. Subsequent to the Company’s May 2008 deregistration, and before its stock was re-listed in March 2009, the Company granted stock options and restricted stock awards. As there were no quoted market prices during the period when the Company’s shares of common stock was not publicly traded, the Company engaged a valuation firm to assist with its determination of the fair value of the shares of common stock at the stock option and restricted stock award grant dates. In this regard, the methods used to arrive at the fair value of the underlying stock price included a regression analysis, along with market multiples and discounted net cash flow analyses. The resulting fair value on each respective grant date was used to establish the stock option exercise price and the fair value of the restricted stock.

The amount of share-based compensation expense recognized by the Company is as follows:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in $000’s)	2011	2010	2009
Cost of revenues	$1,917	$2,377	$1,600
Research and development	4,119	3,466	2,677
Selling, general and administrative	6,649	4,871	3,114

Total	$12,685	$10,714	$7,391

The after tax impact of recognizing the share-based compensation expense related to FASB ASC Topic 718 on basic earnings per common share was $ 0.15, $ 0.14 and $ 0.11 for the years ended December 31, 2011, 2010 and 2009, respectively and diluted earnings per common share was $ 0.14, $ 0.14 and $ 0.11 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company recognized a deferred tax benefit of $ 3,078,000, $ 1,719,000 and $ 899,000 in 2011, 2010 and 2009, respectively; related to share-based compensation expense recorded for non-qualified employee stock options and restricted stock awards.

The Company’s policy is to issue new shares to satisfy stock option exercises and to grant restricted share awards. There were no modifications to any stock options during the years ended December 31, 2011, 2010 or 2009.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $ 0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors of the Company, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Company’s Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the years ended December 31, 2011, 2010 and 2009, the Company did not issue any preferred stock.

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $ 0.01 par value.

Shareholders Rights Plan

On January 20, 2009, the Board of Directors approved the adoption of a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company. Under certain circumstances, if a person or group acquires, or announces its intention to acquire, beneficial ownership of 20% or more of the Company’s outstanding common stock, each holder of such right (other than the third party triggering such exercise), would be able to purchase, upon exercise of the right at a $ 15 exercise price, subject to adjustment, the number of shares of the Company’s common stock having a market value of two times the exercise price of the right. Subject to certain exceptions, if the Company is consolidated with, or merged into, another entity and the Company is not the surviving entity in such transaction or shares of the Company’s outstanding common stock are exchanged for securities of any other person, cash or any other property, or more than 50% of the Company’s assets or earning power is sold or transferred, then each holder of the rights would be able to purchase, upon the exercise of the right at a $ 15 exercise price, subject to adjustment, the number of shares of common stock of the third party acquirer having a market value of two times the exercise price of the right. The rights expired on January 20, 2012.

In connection with the shareholder rights plan, the Board of Directors designated 100,000 shares of series A junior participating preferred stock.

15. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the weighted average common shares outstanding adjusted for the dilutive effect of stock options, restricted stock awards, stock purchase warrants and convertible debt, excluding anti-dilutive shares.

A reconciliation of basic and diluted earnings per share is as follows:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
(in $000’s, except share and per share amounts)	2011	2010	2009
Numerator:
Net income	$65,495	$250,418	$50,061

Denominator:
Weighted average common shares outstanding	64,126,855	62,037,908	60,279,602
Effect of dilutive options and common stock purchase warrants	3,193,134	3,527,224	800,582

Diluted weighted averagecommon shares outstanding	67,319,989	65,565,132	61,080,184

Basic net income per share	$1.02	$4.04	$0.83

Diluted net income per share	$0.97	$3.82	$0.82

For the years ended December 31, 2011, 2010 and 2009, the Company excluded 1,244,493, 1,024,466 and 6,620,769, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.

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

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in “Note 2. Summary of Significant Accounting Policies – Revenue Recognition.” The Company has no inter-segment revenue.

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

	September 30,	September 30,	September 30,	September 30,
(in $000’s) Year Ended December 31, 2011	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$491,710	$21,209	$—	$512,919
Cost of revenues	242,713	11,911	—	254,624
Research and development	46,169	36,532	—	82,701
Patent Litigation	7,506	—	—	7,506
Income (loss) before income taxes	$182,165	$(34,669)	$(49,482)	$98,014

	September 30,	September 30,	September 30,	September 30,
Year Ended December 31, 2010	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$864,667	$14,842	$—	$879,509
Cost of revenues	328,163	12,083	—	340,246
Research and development	44,311	41,912	—	86,223
Patent Litigation	6,384	—	—	6,384
Income (loss) before income taxes	$470,405	$(42,663)	$(33,863)	$393,879

	September 30,	September 30,	September 30,	September 30,
Year Ended December 31, 2009	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$344,961	$13,448	$—	$358,409
Cost of revenues	158,270	12,043	—	170,313
Research and development	38,698	24,576	—	63,274
Patent Litigation	5,379	—	—	5,379
Income (loss) before income taxes	$131,723	$(26,640)	$(34,106)	$70,977

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $ 56,827,000, and $ 38,805,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company’s consolidated balance sheet at December 31, 2011 and 2010, respectively.

17. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office, warehouse and laboratory facilities under non-cancelable operating leases expiring between May 2012 and December 2015. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $ 1,691,000, $ 1,715,000 and $ 1,893,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates between April 2012 and December 2016. Future minimum lease payments under the non-cancelable operating leases are as follows:

September 30,
(in $000s)	Years Ended December 31,
2012	$1,591
2013	1,495
2014	1,268
2015	568
2016	60
Thereafter	—

Total minimum lease payments	$4,982

Purchase Order Commitments

As of December 31, 2011, the Company had approximately $ 32,613,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

Taiwan Facility

The Company has entered into several contracts related to ongoing expansion activities at its Taiwan facility. As of December 31, 2011, the Company had remaining obligations under these contracts of approximately $ 8,267,000.

18. LEGAL AND REGULATORY MATTERS

Patent Litigation

There is substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products which are the subject of conflicting patent and intellectual property claims. One or more patents typically cover most of the brand name controlled release products for which the Company is developing generic versions.

Under federal law, when a drug developer files an Abbreviated New Drug Application (“ANDA”) for a generic drug, seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 day period, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic, or 30 months from the date the notice was received, whichever is sooner. Lawsuits have been filed against the Company in connection the Company’s Paragraph IV certifications seeking an order delaying the approval of the Company’s ANDA until expiration of the patent(s) at issue in the litigation.

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

The Company is generally responsible for all of the patent litigation fees and costs associated with current and future products not covered by its alliance and collaboration agreements. The Company has agreed to share legal expenses with respect to third-party and Company products under the terms of certain of the alliance and collaboration agreements. Under the Teva Agreement, the Company and Teva have agreed to share in fees and costs related to patent infringement litigation associated with the products covered by the Teva Agreement. One product under the Teva Agreement currently remains in litigation (the methylphenidate matter described below), the litigation costs of which the parties share equally. In addition to the Teva Agreement, the Company is sharing litigation costs with respect to three products under the terms of two separate agreements. The Company records the costs of patent litigation as expense in the period when incurred for products it has developed, as well as for products which are the subject of an alliance or collaboration agreement with a third-party.

Although the outcome and costs of the asserted and unasserted claims is difficult to predict, the Company does not expect the ultimate liability, if any, for such matters to have a material adverse effect on its financial condition, results of operations, or cash flows.

Patent Infringement Litigation

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine LA)

In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents (“2008 Action”). The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600 (the “600 patent”), expiring on September 25, 2012 with pediatric exclusivity, the Company agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.) (“Pfizer”). After the Pfizer court conducted a bench trial, in January 2010, it found the 600 patent not invalid. That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn, making the trial court decision final and binding on the Company. Discovery is proceeding in the Company’s case with respect to the other patents. Trial is set for September 4, 2012.

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine IR)

In May 2011, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the District of New Jersey, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Capsules, 1 and 2 mg, generic to Detrol®, infringes U.S. Patent No. 5,382,600 (the “600 patent”), expiring on September 25, 2012 with pediatric exclusivity. The Company filed an answer and counterclaim. In January 2010, the ‘600 patent was found not to be invalid in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn, making the trial court decision final. As a result, a consent judgment dismissing this case was entered in October 2011.

Eli Lilly and Company v. Impax Laboratories, Inc. (Duloxetine)

In November 2008, Eli Lilly and Company filed suit against the Company in the U.S. District Court for the Southern District of Indiana, alleging patent infringement for the filing of the Company’s ANDA relating to Duloxetine Hydrochloride Delayed Release Capsules, 20 mg, 30 mg, and 60 mg, generic to Cymbalta®. In February 2009, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patent at issue in cases brought by Eli Lilly against other generic drug manufacturers, including Wockhardt Limited, that have filed ANDAs relating to this product and proceedings in the case against the Company were stayed. In March 2011, a stipulated final judgment of patent infringement and validity was entered against Wockhardt Limited. On April 27, 2011, a stipulated order was entered, enjoining the Company from selling or offering to sell its ANDA product before the expiration of U.S. Patent No. 5,023,269 (“the ‘269 patent”) and requiring the Company to convert its Paragraph IV Certification to a Paragraph III Certification with respect to the ‘269 patent.

Warner Chilcott Company, LLC. et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)

In December 2008, Warner Chilcott Company, LLC, Warner Chilcott (US), LLS and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. A Markman hearing was held and a decision was issued in July 2011. A bench trial was conducted on February 1, 2012, and the Court’s decision is pending.

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)

In March 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®. The Company filed an answer and counterclaim. Discovery is closed, and trial is scheduled for September 27, 2012.

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Carbonate)

In April 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®. The Company filed an answer and counterclaim. Discovery is closed, and trial is scheduled for September 27, 2012.

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Carbonate Powder)

In July 2010, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Powder, 2.4 g and 0.8 g packets, generic to Renvela® powder. The Company filed an answer and counterclaim. Discovery is closed, and trial is scheduled for September 27, 2012.

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc. et al., v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma and Supernus against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the U.S. District Court for the District of Delaware on the issues of patent infringement and validity. In August 2011, the Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, which expires in December 2027, infringed and not invalid. The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation.

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

Shionogi Pharma, Inc. and LifeCycle Pharma A/S v. Impax Laboratories, Inc. (Fenofibrate)

In April 2010, Shionogi Pharma, Inc. and LifeCycle Pharma A/S filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Fenofibrate Tablets, 40 and 120 mg, generic to Fenoglide®. The Company filed an answer and counterclaims. On November 17, 2011, the Court issued an Order substituting Shore Therapeutics, Inc. for Shionogi Pharma, Inc. as plaintiff. In December 2011, the parties entered into Settlement and License Agreements and the case was dismissed in February 2012.

Schering Corporation, et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)

In August 2010, Schering Corporation and MSP Singapore Company LLC (together, “Schering”) filed suit against the Company in the U.S. District Court for the District of New Jersey alleging patent infringement for the filing of the Company’s ANDA relating to Ezetimibe/Simvastatin Tablets, 10/80 mg, generic to Vytorin ®. The Company filed an answer and counterclaim. In December 2010, the parties agreed to be bound by the final judgment concerning validity and enforceability of the patents at issue in cases brought by Schering against other generic drug manufacturers that have filed ANDAs relating to this product and proceedings in the Company’s case were stayed. A bench trial was conducted in those other proceedings in December 2011, and the Court’s decision is pending.

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)

In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. The Company filed an answer and counterclaim. Discovery is proceeding. A final pretrial conference and Markman hearing are set for February 22, 2013. Discovery is proceeding, and no trial date has been set.

ALZA Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)

In November 2010, ALZA Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “ALZA”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. Another complaint was subsequently filed to allege infringement of the 18, 27 and 36 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company has filed its answers to both complaints. The parties have entered a stipulation staying the Company’s litigations until April 9, 2012.

Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)

In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company filed its answer and counterclaims. In September 2011, the Court amended its Scheduling Order setting the Markman hearing for May 30, 2012. No trial date has been scheduled.

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc, (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company filed an answer and counterclaims, including a claim relating to false marking of an expired patent. Takeda filed a motion to dismiss the Company’s false marking counterclaim. Following the enactment of the America Invents Act, the parties stipulated to dismissal of the false marking claim. Discovery is ongoing, and a Markman decision is pending after a hearing on February 16, 2012. No trial date has been set.

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)

In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH (collectively “Purdue”) filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to Oxycodone Hydrochloride, Controlled Release tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin®. The Company filed an answer and counterclaims.

Avanir Pharmaceuticals, Inc. et al. v. Impax Laboratories, Inc. (Dextromethorphan/Quinidine)

In August 2011, Avanir Pharmaceuticals, Inc., Avanir Holding Co., and Center for Neurological Study (collectively “Avanir”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta®. The Company filed an answer and counterclaims. Discovery is proceeding, and trial is set for September 2013.

GlaxoSmithKline LLC, et al. v. Impax Laboratories, Inc., et al. (Dutasteride/Tamsulosin)

In September 2011, GlaxoSmithKline LLC and SmithKline Beecham Corp. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg, generic of Jalyn®. The Company filed an answer and counterclaim. Discovery is proceeding, and trial is set for October 22, 2012.

Cephalon, Inc. et al. v. Impax Laboratories, Inc. (Fentanyl Citrate)

In November 2011, Cephalon, Inc. and CIMA Labs, Inc. (together “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Fentanyl Citrate Buccal Tablets, 100, 200, 400, 600, and 800 mcg, generic to Fentora®. The Company filed an answer and counterclaims, as well as a declaratory judgment action to include two other patents (U.S. Patent Nos. 6,264,981 and 8,092,832). In response, Cephalon alleged infringement of those two patents against the Company. Discovery is ongoing, and trial is set for June 24, 2013.

Other Litigation Related to Our Business

Budeprion XL Litigation

In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases were removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court was granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. The Company filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs filed a motion for class certification and the Company filed an opposition to that motion. The class certification hearing was held on May 17, 2011. In September 2011, the Company filed a summary judgment motion on the grounds of plaintiffs’ claims are preempted under federal law based on the United States Supreme Court decision in PLIVA v. Mensing. On January 6, 2012, the Company and co-defendant Teva entered into a classwide settlement agreement for all the actions included in the multidistrict litigation. Pursuant to that settlement, the Company has agreed to take certain actions related to the subject product, to pay for class notice and settlement administration, and to reimburse any attorney’s fees or costs awarded by the Court to plaintiffs’ up to a capped amount. The Company has accrued estimated costs related to the settlement of this matter as of December 31, 2011. The settlement was preliminarily approved by the Court on February 1, 2012 and remains subject to final approval following notice to the class.

Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR®)

On November 1, 2010, the Company filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill the Company’s orders for the generic Adderall XR® product as required by the parties’ Settlement Agreement and License and Distribution Agreement, each signed in January 2006. In addition, the Company filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by the Company. In November 2010, the case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. Discovery is closed, and trial is set for April 10, 2012.

19. SUBSEQUENT EVENTS

Zomig Distribution, License, Development and Supply Agreement with AstraZeneca

On January 31, 2012, the Company signed an agreement to license from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations. As part of a Distribution, License, Development and Supply Agreement, the Company will also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the U.S. in connection with the Zomig® brand. Under terms of the agreement, the Company will pay AstraZeneca quarterly payments totaling $ 130,000,000 during 2012, and thereafter, the Company will pay AstraZeneca tiered royalties on future sales of zolmitriptan products.

FDA Acceptance of NDA Filing for IPX066 for the Treatment of Idiopathic Parkinson’s Disease

The FDA has accepted for filing the Company’s NDA for IPX066 for the treatment of idiopathic Parkinson’s disease submitted to the Agency on December 21, 2011. The Prescription Drug User Fee Date (“PDUFA”) for a decision by the FDA is October 21, 2012. IPX066 has been licensed to GlaxoSmithKline for territories outside the U.S. and Taiwan for development and marketing.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	September 30,	September 30,	September 30,	September 30,
	2011 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global Product sales, gross	$151,832	$181,972	$169,519	$225,122
Less:
Chargebacks	35,216	39,395	39,690	52,203
Rebates	12,709	17,392	18,014	21,058
Product Returns	2,706	1,799	552	(4,369)
Other credits	8,863	12,261	13,602	13,536

Global Product sales, net	92,338	111,125	97,661	142,694

Rx Partner	4,120	6,303	14,059	7,601
OTC Partner	1,943	1,184	879	1,015
Research Partner	6,715	3,713	3,715	3,714
Promotional Partner	3,535	3,535	3,535	3,535

Total revenues	108,651	125,860	119,849	158,559

Gross profit	58,537	59,702	62,654	77,402
Net income	$13,863	$12,550	$17,220	$21,862

Net income per share (basic)	$0.22	$0.20	$0.27	$0.34

Net income per share (diluted)	$0.21	$0.19	$0.26	$0.33

Weighted Average:
common shares outstanding:
Basic	63,390,527	64,024,483	64,387,413	64,687,753

Diluted	67,044,266	67,654,047	66,986,758	67,029,407

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

The Company recorded a reduction to its reserve for product returns of $ 5.7 million in the fourth quarter of 2011 based upon actual prescription data related to its generic Adderall XR® products. Additionally, the Company recorded a reduction to its reserve for product returns of $ 2.0 million in the fourth quarter of 2011 related to all Global Products other than its generic Adderall XR® products as a result of continued improvement in the Company’s historical experience of actual return credits processed.

Selected financial information for the quarterly periods noted is as follows:

	September 30,	September 30,	September 30,	September 30,
	2010 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global Product sales, gross	$426,658	$224,657	$168,287	$148,234
Less:
Chargebacks	56,168	49,420	36,065	39,913
Rebates	29,425	16,739	21,630	17,666
Product Returns	7,400	4,596	8,344	(4,519)
Other credits	23,888	15,925	10,669	9,544

Global Product sales, net	309,777	137,977	91,579	85,630

Rx Partner	4,903	5,802	202,799	3,773
OTC Partner	1,765	2,309	2,365	2,449
Research Partner	3,385	3,494	3,714	3,715
Promotional Partner	3,503	3,500	3,535	3,535

Total revenues	323,333	153,082	303,992	99,102

Gross profit	243,757	84,190	160,871	50,445
Net income	$131,485	$31,348	$75,163	12,422

Net income per share (basic)	$2.16	$0.51	$1.20	$0.20

Net income per share (diluted)	$2.06	$0.48	$1.15	$0.19

Weighted Average:
common shares outstanding:
Basic	61,008,015	61,876,599	62,435,116	62,807,768

Diluted	63,865,678	65,538,805	65,470,341	66,210,101

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

The Company recorded a reduction to its reserve for product returns of $ 4.1 million in the fourth quarter of 2010 as a result of actual prescription data showing exclusivity period sales of its tamsulosin products had been fully prescribed to patients. Additionally, the Company recorded a reduction to its reserve for product returns of $ 3.7 million in the fourth quarter of 2010 related to all Global Products other than its tamsulosin and generic Adderall XR® products as a result of continued improvement in the Company’s historical experience of actual return credits processed.

The table below presents a comparison of certain consolidated statement of operations financial reporting captions under the pre-amendment and post-amendment accounting principles of ASC 605-25 for each of the three months ended March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010 and for the year ended December 31, 2010, as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:				Twelve Months Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
(in $000’s except per share amounts)	2010	2010	2010	2010	2010
RX Partner revenue
Pre-amendment principles	$4,903	$5,802	$5,922	$5,628	$22,255
Change	(802)	407	437	(1,855)	(1,813)
Post-amendment principles	$4,101	$6,209	$6,359	$3,773	$20,442

Cost of revenues
Pre-amendment principles	$79,576	$68,892	$47,998	$48,498	$244,964
Change	282	1,104	(302)	159	1,243
Post-amendment principles	$79,858	$69,996	$47,696	$48,657	$246,207

Income before income taxes
Pre-amendment principles	$210,997	$49,438	$21,882	$11,823	$294,140
Change	(1,084)	(697)	739	(2,014)	(3,056)
Post-amendment principles	$209,913	$48,741	$22,621	$9,809	$291,084

Net income
Pre-amendment principles	$131,485	$31,348	$13,908	$7,515	$184,256
Change	(689)	(443)	470	(1,280)	(1,942)
Post-amendment principles	$130,796	$30,905	$14,378	$6,235	$182,314

Earnings per share-basic
Pre-amendment principles	$2.16	$0.51	$0.22	$0.12	$2.97
Change	(0.02)	(0.01)	0.01	(0.02)	(0.03)
Post-amendment principles	$2.14	$0.50	$0.23	$0.10	$2.94

Refer to Note 11— Alliance and Collaboration Agreements for more information regarding the accounting for the Teva Agreement.

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2009

(in $000’s)

	September 30,	September 30,	September 30,	September 30,	September 30,
Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Deferred tax asset valuation
Allowance	$333	$(333)	$—	$—	$—
Reserve for bad debts	828	229	—	(685)	372

	September 30,	September 30,	September 30,	September 30,	September 30,
For the Year Ended December 31, 2010
(in $000’s)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Deferred tax asset valuation
Allowance	$—	$—	$—	$—	$—
Reserve for bad debts	372	277	—	(110)	539

	September 30,	September 30,	September 30,	September 30,	September 30,
For the Year Ended December 31, 2011
(in $000’s)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
Deferred tax asset valuation
Allowance	$—	$—	$—	$—	$—
Reserve for bad debts	539	163	—	(90)	612

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.

By:	/s/ Larry Hsu, Ph.D.
Name:	Larry Hsu, Ph.D.
Title:	President and Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Hsu, Ph.D	President, Chief Executive Officer	February 28, 2012
Larry Hsu, Ph.D	(Principal Executive Officer) and Director

/s/ Arthur A. Koch, Jr	Executive Vice President, Finance, and Chief	February 28, 2012
Arthur A. Koch, Jr.	Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert L. Burr	Chairman of the Board	February 28, 2012
Robert L. Burr

/s/ Leslie Z. Benet, Ph.D.	Director	February 28, 2012
Leslie Z. Benet, Ph.D.

/s/ Allen Chao, Ph.D.	Director	February 28, 2012
Allen Chao, Ph.D.

/s/ Nigel Ten Fleming, Ph.D.	Director	February 28, 2012
Nigel Ten Fleming, Ph.D.

/s/ Michael Markbreiter	Director	February 28, 2012
Michael Markbreiter

/s/ Peter R. Terreri	Director	February 28, 2012
Peter R. Terreri

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)

3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)

3.2	Amended and Restated Bylaws, effective June 29, 2009.(3)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Registration Rights Agreement, dated as of June 27, 2005, between the Company and the Initial Purchasers named therein.(4)

4.3	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)

10.1.1	Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, between the Company and Wachovia Bank, National Association.(4)

10.1.2	First Amendment, dated October 14, 2008, to Amended and Restated Loan and Security Agreement, dated December 15, 2005, between the Company and Wachovia Bank, National Association.(5)

10.1.3	Second Amendment to Amended and Restated Loan and Security Agreement, effective as of December 31, 2008, by and among the Company and Wachovia Bank, National Association.(6)

10.1.4	Third Amendment to Amended and Restated Loan and Security Agreement, effective as of March 31, 2009, by and among the Company and Wachovia Bank, National Association.(7)

10.1.5	Fourth Amendment to Amended and Restated Loan and Security Agreement, effective as of March 12, 2010, by and among the Company and Wachovia Bank, National Association, a Wells Fargo Company.(8)

10.1.6	Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of June 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(9)

10.1.7	Sixth Amendment to Amended and Restated Loan and Security Agreement, effective as of September 30, 2010, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(10)

10.1.8	Seventh Amendment to Amended and Restated Loan and Security Agreement, effective as of January 31, 2011, by and among the Company and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association.(11)

10.2	Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(12)

10.3	Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent. (12)

10.4.1	Impax Laboratories Inc. 1999 Equity Incentive Plan.*(6)

10.4.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(6)

10.5	Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)

Exhibit No.	Description of Document
10.6.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*(13)

10.6.2	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)

10.6.3	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(6)

10.7.1	Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(8)

10.7.2	Amendment to Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (8)

10.8.	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(14)

10.9.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(14)

10.9.2	Confidential Separation and Release Agreement dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(15)

10.10	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(14)

10.11	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(14)

10.12.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(6)

10.12.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(14)

10.12.3	Separation Agreement and General Release, dated October 19, 2010, by and between the Company and Christopher Mengler, R.Ph.*(16)

10.13.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*

10.13.2	Employment Agreement, dated as of May 2, 2011 between the Company and Mark A. Schlossberg.*

10.14.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon.*(17)

10.14.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole-Ben-Maimon.*(18)

10.15.1	License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.**(19)

10.15.2	Amendment dated as of March 1, 2010 to the License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.

10.16.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(12)

Exhibit No.	Description of Document
10.16.2	First Amendment dated as of January 26, 2011 to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.

10.17.1	License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(11)

10.17.2	First Amendment dated as of December 23, 2011 to the License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.***

10.18	Supply Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(11)

10.19	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, by and between the Company and AstraZeneca UK Limited.***(20)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011 and (v) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2011.†

*	Management contract, compensatory plan or arrangement.
**	Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which portions are omitted and filed separately with the SEC.
***	Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
†

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 2, 2009.
(4)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.
(5)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form 10 filed on December 2, 2008.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(13)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2010.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2010.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 6, 2012.