Form 10-Q
period 2012-03-31
IMPAX LABORATORIES INC
filed 2012-05-03
CIK 1003642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 27, 2012, there were 67,007,802 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

INDEX

PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$192,048	$104,419
Short-term investments	151,202	241,995
Accounts receivable, net	119,183	153,773
Inventory, net	57,938	54,177
Deferred product manufacturing costs	1,444	1,413
Deferred income taxes	38,586	37,853
Prepaid expenses and other current assets	89,295	6,305

Total current assets	649,696	599,935

Property, plant and equipment, net	126,886	118,158
Deferred product manufacturing costs	7,236	7,433
Other assets	44,909	38,509
Intangible assets, net	46,997	2,250
Goodwill	27,574	27,574

Total assets	$903,298	$793,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,568	$22,955
Accrued expenses	73,950	70,116
Accrued profit sharing and royalty expenses	25,567	40,766
Accrued product licensing payments	105,000	—
Deferred revenue	17,926	23,024

Total current liabilities	241,011	156,861

Deferred revenue	16,189	17,131
Other liabilities	19,768	16,861

Total liabilities	276,968	190,853

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized and 67,251,531 and 66,748,336 shares issued at March 31, 2012 and December 31, 2011, respectively	673	667
Additional paid-in capital	295,343	285,966
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	3,332	1,724
Retained earnings	329,106	316,741

	626,297	602,941
Noncontrolling interest	33	65

Total stockholders’ equity	626,330	603,006

Total liabilities and stockholders’ equity	$903,298	$793,859

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Revenues:
Global Product sales, net	$116,211	$92,338
Rx Partner	4,416	4,120
OTC Partner	691	1,943
Research Partner	3,715	6,715
Promotional Partner	3,535	3,535

Total revenues	128,568	108,651

Cost of revenues	66,015	50,114

Gross profit	62,553	58,537

Operating expenses:
Research and development	18,816	19,490
Patent litigation	4,038	1,774
Selling, general and administrative	21,233	16,579

Total operating expenses	44,087	37,843

Income from operations	18,466	20,694

Other (expense) income, net	(80)	3
Interest income	255	321
Interest expense	(39)	(16)

Income before income taxes	18,602	21,002
Provision for income taxes	6,269	7,144

Net income before noncontrolling interest	12,333	13,858
Add back loss attributable to noncontrolling interest	32	5

Net income	$12,365	$13,863

Net Income per share:
Basic	$0.19	$0.22

Diluted	$0.18	$0.21

Weighted average common shares outstanding
Basic	65,122,240	63,390,527

Diluted	67,907,263	67,044,266

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Net income	$12,365	$13,863
Currency translation adjustments	1,608	(426)

Comprehensive income	13,973	13,437
Comprehensive income attributable to the noncontrolling interest	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$13,973	$13,437

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$12,365	$13,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,722	3,457
Amortization of Credit Agreement deferred financing costs	8	5
Accretion of interest income on short-term investments	(171)	(245)
Deferred income taxes	801	(1,106)
Provision for uncertain tax positions	16	40
Tax benefit related to the exercise of employee stock options	(1,632)	(2,353)
Deferred revenue	315	910
Deferred product manufacturing costs	(495)	(478)
Recognition of deferred revenue	(6,061)	(7,384)
Amortization of deferred product manufacturing costs	661	1,357
Accrued profit sharing and royalty expense	25,555	17,090
Payments of profit sharing and royalty expense	(40,755)	(14,139)
Share-based compensation expense	3,809	2,887
Bad debt expense	—	62
Changes in certain assets and liabilities:
Accounts receivable	34,590	(12,288)
Inventory	(3,761)	(4,291)
Prepaid expenses and other assets	(3,745)	(949)
Accounts payable and accrued expenses	(4,153)	2,518
Other liabilities	2,661	2,055

Net cash provided by operating activities	23,730	1,011

Cash flows from investing activities:
Purchase of short-term investments	(35,585)	(87,783)
Maturities of short-term investments	126,549	135,408
Purchases of property, plant and equipment	(8,165)	(8,723)
Payment for product licensing rights	(25,000)	—

Net cash provided by investing activities	57,799	38,902

Cash flows from financing activities:
Tax benefit related to the exercise of employee stock options and restricted stock	1,632	2,353
Proceeds from exercise of stock options and ESPP	4,468	6,669

Net cash provided by financing activities	6,100	9,022

Net increase in cash and cash equivalents	87,629	48,935
Cash and cash equivalents, beginning of period	104,419	91,796

Cash and cash equivalents, end of period	$192,048	$140,731

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
	March 31,	March 31,
(in $000s)	2012	2011
Cash paid for interest	$10	$130

Cash paid for income taxes	$1,065	$974

Accrued vendor invoices of approximately $3,872,000 and $1,040,000 at March 31, 2012 and 2011, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses. Depreciation expense was $3,356,000 and $3,289,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in-turn sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” on the consolidated statement of operations. The Company also generates revenue from research and development services provided under a joint development agreement with an unrelated third party pharmaceutical company, and reports such revenue under the caption “Research Partner” revenue on the consolidated statement of operations. The Company provides these services through the research and development group in the Global Division.

The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (“CNS”) disorders. The Impax Division is also engaged in product commercialization and co-promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities.

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including two research and development center facilities, and a manufacturing facility. Additionally, the Company leases three facilities in Hayward, and Fremont, utilized for additional research and development, administrative services, and equipment storage. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at March 31, 2012. All significant intercompany accounts and transactions have been eliminated.

The unaudited results of operations and cash flows for the interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for the full year ending December 31, 2012. The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Under FASB ASC Topic 605-25, if both of the criteria above are not met, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognized generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a modified proportional performance basis.

The Company accounts for milestones related to research and development activities in accordance with FASB ASC Topic 605-28, milestone method of revenue recognition. FASB ASC Topic 605-28 allows for the recognition of consideration, which is contingent on the achievement of a substantive milestone, in its entirety in the period the milestone is achieved. A milestone is considered to be substantive if all of the following criteria are met: the milestone is commensurate with either: (1) the performance required to achieve the milestone, or (2) the enhancement of the value of the delivered items resulting from the performance required to achieve the milestone; the milestone relates solely to past performance; and, the milestone is reasonable relative to all of the deliverables and payment terms within the agreement.

Global Product sales, net:

The “Global Product sales, net” line item of the statement of operations, includes revenue recognized related to shipments of generic pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer. Included in Global Product revenue are deductions from the gross sales price, including deductions related to estimates for chargebacks, rebates, returns, shelf-stock, and other pricing adjustments. The Company records an estimate for these deductions in the same period when the revenue is recognized. A summary of each of these deductions is as follows:

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

2. REVENUE RECOGNITION (continued)

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

Returns

The Company allows its customers to return product if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and if such products are returned within six months prior to or until twelve months following, the products’ expiration date. The Company estimates and recognizes an accrued provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned and estimated return rates which may be adjusted based on various assumptions including changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. The Company also considers other factors, including significant market changes which may impact future expected returns, and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.

Shelf-Stock Adjustments

Based upon competitive market conditions, the Company may reduce the selling price of certain products. The Company may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the original selling price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and declines in market price. The Company records an estimate for shelf-stock adjustments in the period it agrees to grant such a credit memo to a customer.

Medicaid

As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program. The Company determines its estimated Medicaid rebate accrual primarily based on historical experience of claims submitted by the various states and other jurisdictions and any new information regarding changes in the Medicaid program which may impact the Company’s estimate of Medicaid rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Company records estimates for Medicaid rebates as a deduction from gross sales, with corresponding adjustment to accrued liabilities.

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

The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services, among others. In exchange for these deliverables, the Company receives payments from its alliance agreement partners for product shipments and/or the provision of research and development services, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments. Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective alliance agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the alliance agreement partners may negotiate with their respective customers. The Company records the alliance agreement partner’s adjustments to such estimated amounts in the period the alliance agreement partner reports the amounts to the Company.

The Company applies the guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (“Teva Agreement”). The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes deferred revenue on a straight-line basis over the Company’s expected period of performance of such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.

OTC Partner revenue is related to an agreement with Pfizer Inc. (formerly Wyeth) with respect to supply of an over-the-counter pharmaceutical product and related research and development services. The Company initially defers all revenue earned under the OTC Partner agreement. The Company also defers direct product manufacturing costs to the extent such costs are reimbursable by the OTC Partner. Product manufacturing costs in excess of amounts reimbursable by the OTC Partner are recognized as current period cost of revenue. The Company recognizes revenue as OTC Partner revenue and amortizes deferred product manufacturing costs as cost of revenues as it fulfills contractual obligations. Revenue is recognized and associated costs are amortized over the agreement’s term of the arrangement or the expected period of performance, using a modified proportional performance method. Under the modified proportional performance method of revenue recognition utilized by the Company, the amount recognized in the period of initial recognition is based upon the number of years elapsed under the alliance and collaboration agreement relative to the estimated total length of the recognition period. Under this method, the amount of revenue recognized in the year of initial recognition is determined by multiplying the total amount realized by a fraction, the numerator of which is the then current year of the alliance and collaboration agreement and the denominator of which is the total estimated life of the alliance and collaboration agreement. The amount recognized as revenue during each remaining year is an equal pro rata amount. Finally, cumulative revenue recognized is limited to the extent of cash collected and/or the fair value received. The result of the modified proportional performance method is a greater portion of the revenue is recognized in the initial period with the remaining balance being recognized ratably over either the remaining life of the arrangement or the expected period of performance of the alliance and collaboration agreement.

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

Promotional Partner:

The “Promotional Partner” line item of the statement of operations includes revenue recognized under a promotional services agreement with unrelated third-party pharmaceutical companies. The promotional services agreement obligates the Company to provide physician detailing sales calls services to promote its partners’ branded drug products over multiple periods. In exchange for this service, the Company has received fixed fees generally based on either the number of sales force representatives utilized in providing the services, or the number of sales calls made (up to contractual maximum amounts). The Company recognizes revenue from providing physician detailing sales calls services as the services are provided and as performance obligations are met and contingent payments, if any, in the period when they are earned.

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are recorded as selling expense.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards (“IFRS”) fair value measurement standard aimed at updating IFRS to conform to U.S. GAAP. The new FASB guidance will result in some additional disclosure requirements; however, it does not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure. The Company was required to adopt this guidance on January 1, 2012, and it did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Topic 220), in order to increase the prominence of items reported in other comprehensive income. The amendments provide an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, regardless of which option the entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement of this update to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements is effective for fiscal years beginning after December 15, 2011. In December 2011, the requirement to present reclassification adjustments on the face of the consolidated financial statements was deferred indefinitely. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

A summary of short-term investments as of March 31, 2012 and December 31, 2011 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2012	Cost	Gains	Losses	Value
Commercial paper	$43,692	$12	$(1)	$43,703
Government sponsored enterprise obligations	70,796	19	(4)	70,811
Corporate bonds	31,707	8	(5)	31,710
Certificates of deposit	5,007	2	—	5,009

Total short-term investments	$151,202	$41	$(10)	$151,233

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Commercial paper	$69,341	$17	$(5)	$69,353
Government sponsored enterprise obligations	100,928	32	(13)	100,947
Corporate bonds	58,219	5	(33)	58,191
Certificates of deposit	13,507	1	(1)	13,507

Total short-term investments	$241,995	$55	$(52)	$241,998

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

	March 31,	December 31,
(in $000’s)	2012	2011
Gross accounts receivable	$165,236	$210,557
Less: Rebate reserve	(28,788)	(29,164)
Less: Chargeback reserve	(13,256)	(22,161)
Less: Other deductions	(4,009)	(5,459)

Accounts receivable, net	$119,183	$153,773

A roll forward of the rebate and chargeback reserves activity for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

(in $000’s)	March 31,	December 31,
Rebate reserve	2012	2011
Beginning balance	$29,164	$23,547
Provision recorded during the period	20,589	79,697
Credits issued during the period	(20,965)	(74,080)

Ending balance	$28,788	$29,164

(in $000’s)	March 31,	December 31,
Chargeback reserve	2012	2011
Beginning balance	$22,161	$14,918
Provision recorded during the period	39,155	166,504
Credits issued during the period	(48,060)	(159,261)

Ending balance	$13,256	$22,161

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $604,000 and $612,000 at March 31, 2012 and December 31, 2011, respectively.

6. INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, and the cost flow assumption is first in, first out (“FIFO”) flow of goods. Standard costs are revised annually, and significant variances between actual costs and standard costs are apportioned to inventory and cost of goods sold based upon inventory turnover. Costs include materials, labor, quality control, and production overhead. Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Consistent with industry practice, the Company may build pre-launch inventories of certain products which are pending required approval from the United States Food and Drug Administration (“FDA”) and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity and FDA approval is expected in the near term and/or the litigation will be resolved in the Company’s favor. The Company accounts for all costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) as a current period charge in accordance with GAAP.

Inventory, net of carrying value reserves at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
(in $000’s)	2012	2011
Raw materials	$26,723	$32,454
Work in process	3,834	5,046
Finished goods	31,477	24,947

Total inventory	$62,034	$62,447
Less: Non-current inventory	4,096	8,270

Total inventory-current	$57,938	$54,177

Inventory carrying value reserves were $9,627,000 and $5,533,000 at March 31, 2012 and December 31, 2011, respectively.

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

When the Company concludes that FDA approval is expected within approximately six months for a drug product candidate, the Company may begin to schedule manufacturing process validation studies as required by FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of unapproved product inventory pending final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase its commercial product opportunity, and FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor. The carrying value of unapproved product inventory, net was $4,630,000 and $3,726,000 at March 31, 2012 and December 31, 2011, respectively. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory, and in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in the Company’s favor. If any of these risks were to materialize and the launch of the unapproved product inventory delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in $000’s)	2012	2011
Receivable from AstraZeneca	$45,431	$—
Deferred charge-Zomig® royalty	39,822	—
Other prepaid expenses	4,042	6,305

Prepaid expenses and other current assets	$89,295	$6,305

Receivable from AstraZeneca

Under the terms of the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”), AstraZeneca is required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products (“transition payments”) during the period between January 1, 2012 and the date the Company begins commercialization of the products (“transition period”). The transition payments have been estimated and accounted for as a reduction of the aggregate amount of $130,000,000 to be paid by the Company to AstraZeneca during 2012. The Company received the first transition payment from AstraZeneca in April 2012 in the amount of $19,048,000. Information concerning the AZ Agreement can be found in Note 13 “Alliance and Collaboration Agreements.”

Deferred Charge-Zomig® Royalty

Under the terms of the AZ Agreement the Company is obligated to begin royalty payments to AstraZeneca on sales of Impax-labeled Zomig® products sold on or after January 1, 2013. The Company has determined the aggregate amount of $130,000,000 to be paid by the Company to AstraZeneca during 2012 under the AZ Agreement includes a royalty component for sales of Impax-labeled Zomig® products sold by the Company during 2012. The Company will record royalty expense on sales of Impax-labeled Zomig® products during 2012, and such royalty expense will be included in cost of revenues on the consolidated statement of operations.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
(in $000’s)	2012	2011
Land	$5,773	$5,773
Buildings and improvements	87,262	86,084
Equipment	77,443	75,589
Office furniture and equipment	9,365	8,910
Construction-in-progress	25,186	16,602

Property, plant and equipment, gross	$205,029	$192,958
Less: Accumulated depreciation	(78,143)	(74,800)

Property, plant and equipment, net	$126,886	$118,158

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at March 31, 2012 and December 31, 2011, and the Company attributes the entire carrying amount of goodwill to the Global Division. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2011.

Intangible assets consisted of the following:

(in $000’s)	Initial	Accumulated	Carrying
March 31, 2012	Cost	Amortization	Value
Amortized intangible assets:
Zomig® product rights	$44,747	$—	$44,747
Other product rights	2,250	—	2,250

Total intangible assets	$46,997	$—	$46,997

(in $000’s)	Initial	Accumulated	Carrying
December 31, 2011	Cost	Amortization	Value
Amortized intangible assets:
Zomig® product rights	$—	$—	$—
Other product rights	2,250	—	2,250

Total intangible assets	$2,250	$—	$2,250

The Zomig® product rights will be amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet, over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet, and over a period of 72 months starting in July 2012 and ending upon the estimated timing of competing generic products entering the market for the nasal spray. Amortization expense will be included as a component of cost of revenues on the consolidated statement of operations. Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA. The Company will either commence amortization of the cost of these product rights over their estimated useful life upon FDA approval and commercialization, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is expected to be approximately $18,000,000 for the remainder of 2012, $13,000,000 for 2013, and $3,000,000 each year for 2014 through 2016.

10. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

	March 31,	December 31,
(in $000’s)	2012	2011
Payroll-related expenses	$11,505	$16,975
Product returns	22,680	24,101
Medicaid rebates	16,546	17,479
Physician detailing sales force fees	1,821	1,655
Legal and professional fees	9,508	5,071
Income taxes payable	5,164	1,126
Shelf stock price protection	174	684
Other	6,552	3,025

Total accrued expenses	$73,950	$70,116

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Rx Partner, and the OTC Partners alliance and collaboration agreements are generally not subject to returns. A roll forward of the product return reserve for the three month period ended March 31, 2012 and the year ended December 31, 2011, is as follows:

(in $000’s)	March 31,	December 31,
Returns Reserve	2012	2011
Beginning balance	$24,101	$33,755
Provision related to sales recorded in the period	(329)	688
Credits issued during the period	(1,092)	(10,342)

Ending balance	$22,680	$24,101

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of March 31, 2012, the Company had remaining obligations under these contracts of approximately $8,100,000.

Purchase Order Commitments

As of March 31, 2012, the Company had $36,204,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

11. INCOME TAXES

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

During the three month period ended March 31, 2012, the Company recognized an aggregate consolidated tax provision of $6,269,000 for United States domestic and foreign income taxes. In the three month period ended March 31, 2011, the Company recognized an aggregate consolidated tax provision of $7,144,000 for United States domestic and foreign income taxes. The decrease in the consolidated tax provision resulted from lower consolidated income before taxes in the three month period ended March 31, 2012 as compared to the same period in the prior year.

12. REVOLVING LINE OF CREDIT

On February 11, 2011, the Company entered into a Credit Agreement, which was subsequently amended (the “Credit Agreement”) with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provides the Company with a revolving line of credit in the aggregate principal amount of up to $50,000,000 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $10,000,000 is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis. Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes. The Company has not yet borrowed any amounts under the Revolving Credit Facility.

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

•

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of March 31, 2012, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

12. REVOLVING LINE OF CREDIT (continued)

•

Following an event of default under the Credit Agreement, the Administrative Agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and seek other remedies that may be taken by secured creditors.

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, the Company’s former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between the Company and the Administrative Agent (as successor by merger to Wachovia Bank, N.A.), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the three months ended March 31, 2012 and 2011, unused line fees incurred under each of the credit agreements were $32,000 and $50,000, respectively.

13. ALLIANCE AND COLLABORATION AGREEMENTS

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

•

Marketing approval in a major market, such as the United States or Europe for a new indication of an already-approved product. Generally it takes one to three years after an application for a new indication is submitted to obtain approval from the applicable regulatory agency.

Commercialization milestones in the Company’s alliance and collaboration agreements may include the following types of events:

•	First commercial sale in a particular market, such as in the United States or Europe.

•

Product sales in excess of a pre-specified threshold, such as annual sales exceeding $100 million. The amount of time to achieve this type of milestone depends on several factors including but not limited to the dollar amount of the threshold, the pricing of the product and the pace at which customers begin using the product.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company accrued a profit share payable to Shire of $25,348,000 and $16,977,000 on sales of the AG Product during the three month period ended March 31, 2012 and 2011, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products. In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole 10mg, 20mg and 40mg products. Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/pseudoephedrine product, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000.

The following tables show the additions to and deductions from deferred revenue under the Teva Agreement:

	Three Months
	Ended	Inception
(in $000’s)	March 31,	Through
Deferred revenue	2012	Dec 31, 2011
Beginning balance	$3,705	$—
Additions:
Product related and cost sharing	—	427,916
Exclusivity charges	—	(50,600)
Other	—	12,527

Total additions	$—	$389,843

Less: Amount recognized	(327)	(189,698)
Accounting adjustment	—	(196,440)

Total deferred revenue	$3,378	$3,705

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

OTC Partners Alliance Agreements

The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

(in $000’s)	Three Months Ended March 31,	Inception Through

Deferred revenue	2012	Dec 31, 2011
Beginning balance	$9,683	$—
Additions	315	100,030
Less: amount recognized	(581)	(90,347)

Total deferred revenue	$9,417	$9,683

(in $000’s) Deferred product manufacturing costs	Three Months Ended March 31, 2012	Inception Through Dec 31, 2011

Beginning balance	$8,846	$—
Additions	495	82,814
Less: amount recognized	(661)	(73,968)

Total deferred product manufacturing costs	$8,680	$8,846

Joint Development Agreement with Medicis Pharmaceutical Corporation

The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of four dermatology products, including three of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, a $2,000,000 milestone payment paid by Medicis in December 2009, and a $3,000,000 milestone payment paid by Medicis in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Medicis of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a gross profit share on sales of such products. The Company began commercializing one of the four dermatology products during the year ended December 31, 2011.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License, Development and Commercialization Agreement & Supply Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”). Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 throughout the world, except in the U.S. and Taiwan, and certain follow-on products at the option of GSK. GSK paid an $11,500,000 up-front payment in December 2010, and the Company has the potential to receive up to $169,000,000 of contingent milestone payments which includes $10,000,000 contingent upon the achievement of clinical events, $29,000,000 contingent upon the achievement of regulatory events, and $130,000,000 contingent upon the achievement of commercialization events. The Company believes all milestones under the agreement with GSK are substantive. The up-front payment has been deferred and is being recognized as revenue on a straight-line basis over the Company’s expected period of performance to provide research and development services, which is estimated to be the 24 month period ending December 31, 2012. The Company will also receive royalty payments on any sales of IPX066 by GSK. The Company and GSK will generally each bear its own development costs associated with its activities under the License, Development and Commercialization Agreement, except that certain development costs, including with respect to follow-on products, will be shared, as set forth in the agreement. The agreement with GSK also gives GSK the option to obtain development and commercialization rights to a future product for a one-time payment to the Company of $10,000,000. The License, Development and Commercialization Agreement will continue until GSK no longer has any royalty payment obligations to the Company, or if the agreement is terminated earlier in accordance with its terms. The License, Development and Commercialization Agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the agreement.

Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited

In January 2012, the Company entered into the AZ Agreement with AstraZeneca. Under the terms of the AZ Agreement, AstraZeneca granted to the Company an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca will fulfill all orders of Zomig® products on the Company’s behalf and AstraZeneca will pay to the Company the gross profit on such Zomig® products. After a certain promotion commencement date, the Company will be obligated to fulfill certain minimum requirements with respect to the promotion of currently approved Zomig® products as well as other dosage strengths of such products approved by the FDA in the future. The Company may, but has no obligation to, develop and commercialize additional products containing zolmitriptan and additional indications for Zomig®, subject to certain restrictions as set forth in the AZ Agreement. The Company will be responsible for conducting clinical studies and preparing regulatory filings related to the development of any such additional products and would bear all related costs. During the term of the AZ Agreement, AstraZeneca will continue to be the holder of the New Drug Application for existing Zomig® products, as well as any future dosage strengths thereof approved by the FDA, and will be responsible for certain regulatory and quality-related activities for such Zomig® products. AstraZeneca will manufacture and supply Zomig® products to the Company and the Company will purchase its requirements of Zomig® products from AstraZeneca until a date determined in the AZ Agreement. Thereafter, AstraZeneca may terminate its supply obligations upon certain advance notice to the Company, in which case the Company would have the right to manufacture or have manufactured its own requirements for the applicable Zomig® product.

Under the terms of the AZ Agreement, AstraZeneca is required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. Under the terms of the AZ Agreement, the Company is required to make quarterly payments totaling up to $130,000,000 during 2012 to AstraZeneca. Thereafter, the Company will pay AstraZeneca tiered royalties on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions. After a certain date, the Company will also pay AstraZeneca royalties on gross profit from authorized generic products. In addition, the Company will receive the benefit of the gross profit on U.S. Zomig® sales commencing from January 1, 2012.

During the quarter ended March 31, 2012, the Company made a $25,000,000 payment to AstraZeneca pursuant to the AZ Agreement.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, the Company and Endo Pharmaceuticals, Inc. (“Endo”) entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead brand product candidate (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $10,000,000 up-front payment. The Company has the potential to receive up to an additional $30,000,000 of contingent milestone payments, which includes $15,000,000 contingent upon the achievement of clinical events, $5,000,000 contingent upon the achievement of regulatory events, and $10,000,000 contingent upon the achievement of commercialization events. The Company believes all milestones under the Endo Agreement are substantive. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists.

The Company is recognizing the $10,000,000 up-front payment as revenue on a straight-line basis over a period of 91 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company’s NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue.” Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance.

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

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Pfizer Co-Promotion Agreement”). Under the terms of the Pfizer Co-Promotion Agreement the Company will provide physician detailing sales call services for Pfizer’s Lyrica product to neurologists through June 30, 2012. The Company receives a fixed fee, effective January 1, 2010, subject to annual cost adjustment, for providing such physician detailing sales call services within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. There is no opportunity for the Company to earn incentive fees under the terms of the Pfizer Co-Promotion Agreement. Pfizer is responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognizes the physician detailing sales force fee revenue as the related services are performed and the performance obligations are met. The Company recognized $3,535,000 in both three month periods ended March 31, 2012 and 2011, under the Pfizer Co-Promotion Agreement, with such amounts presented in the line item “Promotional Partner” revenue on the consolidated statement of operations.

14. SHARE-BASED COMPENSATION

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

	Three Months Ended:
(in $000’s)	March 31, 2012	March 31, 2011

Manufacturing expenses	$637	$515
Research and development	1,213	953
Selling, general & administrative	1,959	1,419

Total	$3,809	$2,887

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share

Outstanding at December 31, 2011	5,073,097	$11.76
Options granted	—	$—
Options exercised	(482,011)	$8.80
Options forfeited	(17,392)	$12.44

Outstanding at March 31, 2012	4,573,694	$12.07

Options exercisable at March 31, 2012	3,001,075	$11.45

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

A summary of the Company’s non-vested restricted stock awards is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value

Non-vested at December 31, 2011	1,663,911	$17.20
Granted	57,375	$20.20
Vested	(58,856)	$7.44
Forfeited	(23,878)	$18.83

Non-vested at March 31, 2012	1,638,552	$17.63

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

14. SHARE-BASED COMPENSATION (continued)

As of March 31, 2012, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $32,950,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.30 years. As of March 31, 2012, the Company estimated 4,049,059 stock options and 1,450,599 restricted shares granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the three month periods ended March 31, 2012 and 2011 was $6,266,000 and $8,942,000 respectively. The total fair value of restricted stock awards which vested during the three month period ended March 31, 2012 and 2011 was $435,000 and $403,000 respectively. As of March 31, 2012, the Company had 1,997,215 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

15. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the three month periods ended March 31, 2012 and 2011, the Company did not issue any preferred stock.

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

16. EARNINGS PER SHARE

The Company’s earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of shares of common stock outstanding for the period, along with diluted net income per share, computed by dividing net income by the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three month periods ended March 31, 2012 and 2011 was as follows:

	Three Months Ended:
(in $000’s except per share amounts)	March 31, 2012	March 31, 2011

Numerator:
Net income	$12,365	$13,863

Denominator:
Weighted average common shares outstanding	65,122,240	63,390,527
Effect of dilutive stock options and restricted stock awards	2,785,023	3,653,739

Diluted weighted average common shares outstanding	67,907,263	67,044,266
Basic net income per share	$0.19	$0.22

Diluted net income per share	$0.18	$0.21

For the three month periods ended March 31, 2012 and 2011, the Company excluded 698,955 and 687,482, respectively, of shares issuable upon the exercise of stock options, and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive. Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

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

The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in product commercialization and co-promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities. Additionally, the Company generates revenue in its Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Research Partner” on the consolidated statement of operations; and the Company generates revenue in its Impax Division under a License, Development and Commercialization Agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Rx Partner” on the consolidated statement of operations.

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of “Revenue Recognition” and in the “Summary of Significant Accounting Policies” in the Company’s Form 10-K for the year ended December 31, 2011. The Company has no inter-segment revenue.

17. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global Division	Impax Division	Corporate and Other	Total Company
Three Months Ended March 31, 2012
Revenues, net	$123,265	$5,303	$—	$128,568
Cost of revenues	63,106	2,909	—	66,015
Research and development	10,662	8,154	—	18,816
Patent Litigation	4,038	—	—	4,038
Income (loss) before provision for income taxes	$40,693	$(8,821)	$(13,270)	$18,602

Three Months Ended March 31, 2011	Global Division	Impax Division	Corporate and Other	Total Company

Revenues, net	$103,348	$5,303	$—	$108,651
Cost of revenues	47,174	2,940	—	50,114
Research and development	9,776	9,714	—	19,490
Patent Litigation	1,774	—	—	1,774
Income (loss) before provision for income taxes	$41,693	$(8,458)	$(12,233)	$21,002

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $69,486,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company’s consolidated balance sheet at March 31, 2012.

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

Under federal law, when a drug developer files an ANDA for a generic drug, seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 day period, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic drug developer, or 30 months from the date the notice was received, whichever is sooner. Lawsuits have been filed against the Company in connection with the Company’s Paragraph IV certifications seeking an order delaying the approval of the Company’s ANDA until expiration of the patent(s) at issue in the litigation.

Should a patent holder commence a lawsuit with respect to an alleged patent infringement by the Company, the uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. The delay in obtaining FDA approval to market the Company’s product candidates as a result of litigation, as well as the expense of such litigation, whether or not the Company is ultimately successful, could have a material adverse effect on the Company’s results of operations and financial position. In addition, there can be no assurance that any patent litigation will be resolved prior to the end of the 30-month period. As a result, even if the FDA were to approve a product upon expiration of the 30-month period, the Company may elect to not commence marketing the product if patent litigation is still pending.

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

18. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

Pfizer Inc., et al. v. Impax Laboratories, Inc. (Tolterodine LA)

In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600 (the “600 patent”), expiring on September 25, 2012 with pediatric exclusivity, the Company agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.) (“Pfizer”). After the Pfizer court conducted a bench trial, in January 2010, it found the 600 patent not invalid. That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn, making the trial court decision final and binding on the Company. Fact discovery is closed and expert discovery is proceeding in the Company’s case with respect to the other patents. Trial is set for September 4, 2012.

Warner Chilcott Company, LLC., et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)

In December 2008, Warner Chilcott Company, LLC, Warner Chilcott (US), LLS and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. A Markman hearing was held and a decision was issued in July 2011. A bench trial was conducted starting on February 1, 2012. In April 2012, the District Court issued its decision finding that the patent in both suits was not infringed by the Company’s ANDAs and that the patent was not invalid.

Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)

In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG (collectively, “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware (“District Court”), alleging patent infringement for the filing of the Company’s ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. This matter was settled and dismissed on October 11, 2010.

On November 8, 2011, the District Court expressly named the Company in an order enjoining it from engaging in the commercial use, offer for sale, or sale within the United States of any generic Amrix®. On November 22, 2011, the Company filed a motion to reargue and modify the injunction. Plaintiffs responded on December 9, 2011, with a motion for declaratory judgment, seeking a declaration that Impax does not have the right to sell generic Amrix®. The Company responded on December 20, 2011, and moved to enforce the terms of a settlement agreement entered into with Plaintiffs that it claims grants the Company the right to sell generic Amrix®. On March 15, 2012, the District Court denied the Company’s motion and refused to modify the injunction. The Company appealed the order and the appeal is pending.

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

18. LEGAL AND REGULATORY MATTERS (continued)

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc.,et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma and Supernus against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the U.S. District Court for the District of Delaware on the issues of patent infringement and validity. In August 2011, the Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, which expires in December 2027, infringed and not invalid. The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation.

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

Schering Corporation, et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)

In August 2010, Schering Corporation and MSP Singapore Company LLC (together, “Schering”) filed suit against the Company in the U.S. District Court for the District of New Jersey (“District Court”) alleging patent infringement for the filing of the Company’s ANDA relating to Ezetimibe/Simvastatin Tablets, 10/80 mg, generic to Vytorin®. The Company filed an answer and counterclaim. In December 2010, the parties agreed to be bound by the final judgment concerning validity and enforceability of the patents at issue in cases brought by Schering against other generic drug manufacturers that have filed ANDAs relating to this product, and proceedings in the Company’s case were stayed. In April 2012, the District Court issued a decision, finding that the latest-expiring patent (U.S. Patent No. RE 42,461) to be valid and enforceable. The decision of validity and enforceability will be binding on the Company unless reversed or modified on appeal or in subsequent litigation.

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

ALZA Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)

In November 2010, ALZA Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “ALZA”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. Another complaint was subsequently filed to allege infringement of the 18, 27 and 36 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company has filed its answers and counterclaims to both complaints. The parties have entered a stipulation staying the Company’s litigations until May 9, 2012.

18. LEGAL AND REGULATORY MATTERS (continued)

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

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc. (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company filed an answer and counterclaims, including a claim relating to false marking of an expired patent. Takeda filed a motion to dismiss the Company’s false marking counterclaim. Following the enactment of the America Invents Act, the parties stipulated to dismissal of the false marking claim. The trial court issued a claim construction ruling on April 11, 2012, and discovery is ongoing. Trial is set for June 3, 2013.

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

Depomed, Inc. v. Impax Laboratories, Inc. (Gabapentin)

In April 2012, Depomed, Inc. filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA related to Gabapentin Extended-Release Tablets, 300 and 600 mg, generic to Gralise®.

18. LEGAL AND REGULATORY MATTERS (continued)

Other Litigation Related to the Company’s Business

Budeprion XL Litigation

In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases were removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court was granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. The Company filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs filed a motion for class certification and the Company filed an opposition to that motion. The class certification hearing was held on May 17, 2011. In September 2011, the Company filed a summary judgment motion on the grounds of plaintiffs’ claims are preempted under federal law based on the United States Supreme Court decision in PLIVA v. Mensing. On January 6, 2012, the Company and co-defendant Teva entered into a classwide settlement agreement for all the actions included in the multidistrict litigation. Pursuant to that settlement, the Company has agreed to take certain actions related to the subject product, to pay for class notice and settlement administration, and to reimburse any attorney’s fees or costs awarded by the Court to plaintiffs’ up to a capped amount. The Company has accrued estimated costs related to the settlement of this matter as of March 31, 2012. The settlement was preliminarily approved by the Court on February 1, 2012 and remains subject to final approval following notice to the class.

Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR®)

On November 1, 2010, the Company filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill the Company’s orders for the generic Adderall XR® product as required by the parties’ Settlement Agreement and License and Distribution Agreement, each signed in January 2006. In addition, the Company filed a motion for a preliminary injunction and a temporary restraining order seeking to require Shire to fill product orders placed by the Company. In November 2010, the case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. Discovery is closed, and currently no trial date has been set.

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly period noted is as follows:

(in $000’s except shares and per share amounts)	Quarter Ended: March 31, 2012

Revenue:
Global Product sales, gross	$185,671
Less:
Chargebacks	39,155
Rebates	20,589
Product Returns	(329)
Other credits	10,045

Global Product sales, net	116,211

Rx Partner	4,416
OTC Partner	691
Research Partner	3,715
Promotional Partner	3,535

Total revenues	128,568

Gross profit	62,553
Net income	$12,365

Net income per share (basic)	$0.19

Net income per share (diluted)	$0.18

Weighted Average:
common shares outstanding:
Basic	65,122,240

Diluted	67,907,263

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly period noted is as follows:

(in $000’s except shares and per share amounts)	Quarter Ended: March 31, 2011

Revenue:
Global Product sales, gross	$151,832
Less:
Chargebacks	35,216
Rebates	14,777
Product Returns	2,706
Other credits	6,795

Global Product sales, net	92,338

Rx Partner	4,120
OTC Partner	1,943
Research Partner	6,715
Promotional Partner	3,535

Total revenues	108,651

Gross profit	58,537
Net income	$13,863

Net income per share (basic)	$0.22

Net income per share (diluted)	$0.21

Weighted Average:
common shares outstanding:
Basic	63,390,527

Diluted	67,044,266

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

Statements included in this Quarterly Report on Form 10-Q not related to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “plans,” “will,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position and results of operations, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products, reductions or loss of business with any significant customer, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation, increased government scrutiny on our agreements with brand pharmaceutical companies, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, the availability of raw materials and impact of interruptions in our supply chain, the use of controlled substances in our products, disruptions or failures in our information technology systems and network infrastructure, our reliance on alliance and collaboration agreements, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, our ability to manage our growth, including through potential acquisitions, the restrictions imposed by our credit facility, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, any manufacturing difficulties or delays, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2011. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information, except to the extent required by applicable law.

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

As of April 27, 2012, we marketed 107 generic pharmaceutical products representing dosage variations of 30 different pharmaceutical compounds through our Global Division, and 17 other generic pharmaceutical products, representing dosage variations of 4 different pharmaceutical compounds, through our alliance and collaboration agreement partners. In addition to our product pipeline of 45 pending applications at the FDA as of April 27, 2012, we are continuing to evaluate and pursue external growth initiatives including acquisitions and partnerships.

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

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects. In January 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations. As part of a Distribution, License, Development and Supply Agreement, we also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the U.S. in connection with the Zomig® brand. With the addition of Zomig® to the promotional product portfolio, we plan to significantly expand our specialty sales team during 2012. In addition to Zomig®, we currently co-promote Lyrica® (pregabalin) CV to neurologists for Pfizer under an amended agreement that will expire at the end of June 2012.

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

We have entered into several alliance and collaboration agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements typically obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. Our alliance and collaboration agreements often include milestones and provide for milestone payments upon achievement of these milestones. For more information about the types of milestone events in our agreements and how we categorize them, see “Item 1. Financial Statements — Note 13 to Interim Consolidated Financial Statements.”

Pursuant to a license and distribution agreement, we are dependent on a third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell. We have experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company during 2011 and 2012. In November 2010, we filed suit against the third-party supplier of our authorized generic of Adderall XR® for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement. If we suffer supply disruptions related to our authorized generic Adderall XR® product in the future, our revenues and relationships with our customers may be materially adversely affected. Further, we may enter into similar license and distribution agreements in the future.

Quality Control

In June 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility conducted between December 13, 2010 and January 21, 2011. In the warning letter, the FDA cited deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards. In summary, the FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications. The FDA observations do not place restrictions on our ability to manufacture and ship our products.

From late June 2011 through the end of 2011, we filed our response and subsequent updates with the FDA and have continued to cooperate with the FDA to resolve the FDA observations. In December 2011, we received an acknowledgement letter from the FDA stating that it had received a complete response from us to the warning letter. During the quarter ended March 31, 2012, the FDA completed a re-inspection of our Hayward manufacturing facility in connection with the warning letter and in addition, a general GMP inspection. As a result of the general GMP inspection of our Hayward operations, the FDA issued a Form 483, with observations primarily relating to our Quality Control Laboratory. The FDA has not indicated to us whether these new observations, which are different from the observations raised in the 2011 warning letter, will impact the resolution or timing of resolving the warning letter.

We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review. This work is ongoing and we are committed to improving our quality control and manufacturing practices. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA may withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until these FDA observations are resolved. If we are unable to promptly correct the issues raised in the warning letter, our business, consolidated results of operations and consolidated financial condition could be materially adversely affected.

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

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31,	December 31,
	2012	2011
	($ in 000s)
Chargeback reserve
Beginning balance	$22,161	$14,918
Provision recorded during the period	39,155	166,504
Credits issued during the period	(48,060)	(159,261)

Ending balance	$13,256	$22,161

Provision as a percent of gross Global Product sales	21%	23%

The slight decrease in chargebacks as a percent of gross Global Product sales in the three months ended March 31, 2012 as compared to year ended December 31, 2011 was principally the result of relatively higher levels of sales of our authorized generic Adderall XR® products in the current year period. Sales of our authorized generic Adderall XR® products generally carry lower average chargebacks than our other Global Products.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross Global Product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31,	December 31,
	2012	2011
	($ in 000s)
Rebate reserve
Beginning balance	$29,164	$23,547
Provision recorded during the period	20,589	79,697
Credits issued during the period	(20,965)	(74,080)

Ending balance	$28,788	$29,164

Provision as a percent of gross Global Product sales	11%	11%

As noted above, the provision for rebates, as a percent of gross Global Product sales remained relatively consistent period-over-period.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the product returns reserve for the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31,	December 31,
	2012	2011
	($ in 000s)
Returns reserve
Beginning balance	$24,101	$33,755
Provision related to sales recorded in the period	(329)	688
Credits issued during the period	(1,092)	(10,342)

Ending balance	$22,680	$24,101

Provision as a percent of gross Global Product sales	(0.1)%	0.1%

The provision for returns as a percent of Global Product sales, gross has continued to decline steadily during the three month period ended March 31, 2012 primarily as the result of continued improvement in our historical experience of actual return credits processed. Our historical experience for returns continues to improve due to strong sales in recent years of our authorized generic Adderall XR® and fenofibrate products.

Medicaid Rebate. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $16,546,000 and $17,479,000 as of March 31, 2012 and December 31, 2011, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $174,000 and $684,000 as of March 31, 2012 and December 31, 2011, respectively.

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

We applied the guidance of ASC 605-25, “Multiple Element Arrangements”, to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva Agreement”) during the year ended December 31, 2010. We look to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. Consideration received as a result of research and development-related activities performed under the Teva Agreement is initially deferred and recorded as a liability captioned “Deferred revenue”. We recognize the deferred revenue on a straight-line basis over our expected period of performance for such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer which is generally when product is received by Teva. We recognize profit share revenue in the period earned.

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

Research Partner. We have entered into development agreements with unrelated third-party pharmaceutical companies under which we are collaborating in the development of four dermatological products, including three generic products and one branded dermatological product, and one branded CNS product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. We deferred and recognize revenue received from the provision of research and development services, including the upfront payment and the milestone payments received before January 1, 2011 on a straight line basis over the expected period of performance of the research and development services. We will recognize revenue received from the achievement of contingent research and development milestones, if any, after January 1, 2011 currently in the period such payment is earned. We will recognize royalty fee income, if any, as current period revenue when earned.

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

As an illustration, the consideration received from the provision of research and development services under the License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”), including the up-front fee and payments received for manufacturing clinical supplies, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance during the development period, which is currently estimated to be the 24 month period ending December 31, 2012. If the expected period of performance is different from our estimate, then the revenue recognition period will be adjusted on a prospective basis. In this regard, if we were to estimate our period of performance to require significantly more time, then the License, Development and Commercialization Agreement revenue recognition period would be increased on a prospective basis, resulting in a reduced periodic amount of revenue recognized in current and future periods.

Additionally, for example, the consideration received from the provision of research and development services under the Joint Development Agreement with Medicis, including the up-front fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Joint Development Agreement which is estimated to be a 48 month period, starting in December 2008 (upon receipt of the $40.0 million upfront payment) and ending in November 2012. The completion of the final Joint Development Agreement deliverable represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Joint Development Agreement, and therefore the earnings process will be complete. If the timing of the completion of the final Joint Development Agreement deliverable is different from our estimate, the revenue recognition period will change on a prospective basis at such time the event occurs. While no such change in the estimated life of the Medicis Joint Development Agreement has occurred to date, if we were to conclude significantly more time will be required to fulfill our contractual obligations, then we would increase our estimate of the revenue recognition period under the Joint Development Agreement, resulting in a reduced periodic amount of revenue recognized prospectively in current and future periods.

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

Income Taxes. We are subject to U.S. federal, state and local income taxes and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values (GAAP) and the tax bases of our assets and liabilities.

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

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at March 31, 2012. We carry our deferred compensation liability at fair value, based upon observable market values. We had no debt outstanding as of March 31, 2012. Our only remaining debt instrument at March 31, 2012 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

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

Goodwill—In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles”, rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2011, as the fair value of the Global Division exceeded its carrying value. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011 Overview:

The following table sets forth our summarized, consolidated results of operations for the three month period ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%
Total revenues	$128,568	$108,651	$19,917	18%
Gross profit	62,553	58,537	4,016	7%
Income from operations	18,466	20,694	(2,228)	(11)%
Income before income taxes	18,602	21,002	(2,400)	(11)%
Provision for income taxes	6,269	7,144	(875)	(12)%

	12,333	13,858	(1,525)	(11)%
Non-controlling interest	32	5	27	540%

Net income	$12,365	$13,863	$(1,498)	(11)%

Net income for the three month period ended March 31, 2012 was $12.4 million, a decrease of $1.5 million as compared to $13.9 million for the three month period ended March 31, 2011, primarily attributable to higher patent litigation costs and selling, general and administrative expenses. We continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products and fenofibrate products during the three month period ended March 31, 2012. With respect to our authorized generic Adderall XR® products, we are dependent on a third-party pharmaceutical company to supply us with the finished product we market and sell through our Global Division. We have experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company. Any continued delay or interruption in whole or part in the supply of our authorized generic Adderall XR® products from the third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our consolidated revenues, as well as jeopardize our relationships with our customers. Any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the three month period ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%
Revenues:
Global Product sales, net	$116,211	$92,338	$23,873	26%
Rx Partner	2,978	2,682	296	11%
OTC Partner	691	1,943	(1,252)	(64)%
Research Partner	3,385	6,385	(3,000)	(47)%

Total revenues	123,265	103,348	19,917	19%

Cost of revenues	63,106	47,174	15,932	34%

Gross profit	60,159	56,174	3,985	7%

Operating expenses:
Research and development	10,662	9,776	886	9%
Patent litigation	4,038	1,774	2,264	128%
Selling, general and administrative	4,766	2,931	1,835	63%

Total operating expenses	19,466	14,481	4,985	34%

Income from operations	$40,693	$41,693	$(1,000)	(2)%

Revenues

Total revenues for the Global Division for the three month period ended March 31, 2012, were $123.3 million, an increase of 19% over the same period in 2011, principally resulting from the increase in Global Product sales, net and as discussed below.

Global Product sales, net, were $116.2 million for the three month period ended March 31, 2012, an increase of 26% over the same period in 2011, primarily as a result of higher sales of our authorized generic Adderall XR® and fenofibrate products. With respect to sales of our authorized generic Adderall XR® products, the increase principally resulted from higher product sales due to customer buying patterns and increased deliveries of generic Adderall XR® from our third-party supplier compared to the prior year period. Inventory levels of our authorized generic Adderall XR® products remain, however lower than required to meet our current customer demand. With respect to sales of our fenofibrate products, we experienced a slight increase resulting from higher market share during the three months ended March 31, 2012.

Rx Partner revenues were $3.0 million for the three month period ended March 31, 2012, a slight increase of $0.3 million over the prior year period.

OTC Partner revenues were $0.7 million for the three month period ended March 31, 2012, with the decrease of $1.3 million from the prior year period resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Research Partner revenues were $3.4 million for the three month period ended March 31, 2012. The decrease of $3.0 million compared to the same period in 2011 resulted from the recognition of a $3.0 million milestone payment in the previous year period. There were no such milestone payments recognized in the three months ended March 31, 2012.

Cost of Revenues

Cost of revenues was $63.1 million for the three month period ended March 31, 2012 and $47.2 million for the prior year period. Cost of revenues increased $15.9 million primarily as a result of higher sales of our Global Products, a $3.5 million charge related to the withdrawal of a product due to a change in the strategic direction of our product portfolio and a $1.7 million charge for an adjustment of another product’s carrying value to the lower of cost or market.

Gross Profit

Gross profit for the three month period ended March 31, 2012 was $60.2 million, or approximately 49% of total revenues, as compared to $56.2 million, or approximately 54% of total revenue, in the prior year period. Gross profit in the current year period decreased, on a percentage basis, when compared to gross profit in the prior year period due primarily to a $3.5 million charge related to the withdrawal of a product due to a change in the strategic direction of our product portfolio and a $1.7 million charge for an adjustment of a product’s carrying value to the lower of cost or market. In addition, gross profit in the prior year period includes the $3.0 million milestone payment included in Research Partner revenues in the prior year period.

Research and Development Expenses

Total research and development expenses for the three month period ended March 31, 2012 were $10.7 million, an increase of 9%, as compared to the same period of the prior year. Generic research and development expenses increased $0.9 million primarily as a result of higher spending on bio-studies.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended March 31, 2012 and 2011 were $4.0 million and $1.8 million, respectively, with the increase resulting from legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2012 were $4.8 million, a 63% increase over the same period in 2011. The increase resulted primarily from higher marketing expenses of $0.9 million, $0.6 million in higher executive-level compensation costs as a result of vacancies during the prior year period and $0.6 million in increased business development activity.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month period ended March 31, 2012 and 2011:

	Three Months Ended,
	March 31, 2012	March 31, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%
Revenues:
Rx Partner	$1,438	$1,438	$—	—
Promotional Partner	3,535	3,535	—	—
Research Partner	330	330	—	—

Total revenues	5,303	5,303	—	—

Cost of revenues	2,909	2,940	(31)	(1)%

Gross profit	2,394	2,363	31	1%

Operating expenses:
Research and development	8,154	9,714	(1,560)	(16)%
Selling, general and administrative	3,061	1,107	1,954	177%

Total operating expenses	11,215	10,821	394	4%

Loss from operations	$(8,821)	$(8,458)	$(363)	(4)%

Revenues

Total revenues were $5.3 million for the three month period ended March 31, 2012, unchanged from the same period in the prior year. Rx Partner revenue includes the recognition of the $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period currently estimated to be the 24 month period ending December 2012. In addition, under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. we received an initial $10.0 million up-front payment which we are recognizing as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017.

Cost of Revenues

Cost of revenues for the Impax Division consists primarily of expenditures related to our sales force which provides physician detailing services under a promotional services agreement with an unrelated pharmaceutical company. Cost of revenues was $2.9 million for the three month period ended March 31, 2012, with no individually significant changes from the same period in 2011.

Gross Profit

Gross profit for the three month period ended March 31, 2012 was $2.4 million, an increase of 1% over the prior year period resulting from decrease in cost of revenues as discussed above.

Research and Development Expenses

Total research and development expenses for the three month period ended March 31, 2012 were $8.2 million, a decrease of 16%, as compared to $9.7 million in the prior year period. The decrease was principally driven by a reduction in research and development expenses related to our branded product initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.1 million for the three month period ended March 31, 2012, an increase of $2.0 million as compared to $1.1 million in the prior period. The increase primarily related to higher marketing expenses related to Zomig®, which we launched in April 2012.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the three month period ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)	$	%
General and administrative expenses	$13,406	$12,541	865	7%

Loss from operations	(13,406)	(12,541)	(865)	(7)%

Other income (expense), net	(80)	3	(83)	nm
Interest income	255	321	(66)	(21)%
Interest expense	(39)	(16)	(23)	(144)%
Loss before income taxes	(13,270)	(12,233)	(932)	(8)%
Provision for income taxes	$6,269	$7,144	(875)	(12)%
nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended March 31, 2012 were $13.4 million, a 7% increase over the same period in 2011. The increase was principally driven by higher corporate legal expenses of $1.6 million, partially offset by lower information technology related expenses of $0.7 million.

Other Income (Expense), net

Other expense, net for the three month period ended March 31, 2012 increased principally from realized exchange rate gains and losses on foreign currency denominated transactions. In the three month period ended March 31, 2012, foreign currency denominated transactions resulted in a realized loss of $0.14 million as compared to a realized gain of $0.02 million in the prior period.

Interest Income

Interest income in the three month period ended March 31, 2012 was $0.3 million, with a period over period decrease resulting from lower average balances of short-term investments.

Interest Expense

Interest expense in the three month periods ended March 31, 2012 and 2011 was primarily the result of the amortization of deferred financing costs.

Income Taxes

During the three month period ended March 31, 2012, we recorded an aggregate tax provision of $6.3 million for U.S. domestic income taxes and for foreign income taxes. In the three month period ended March 31, 2011, we recorded an aggregate tax provision of $7.1 million for U.S. domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower income before taxes in the three month period ended March 31, 2012 as compared to the same period in the prior year. The effective tax rate remained consistent at 34% for both three month periods ended March 31, 2012 and 2011.

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

Cash and Cash Equivalents

At March 31, 2012, we had $192.0 million in cash and cash equivalents, an increase of $87.6 million as compared to December 31, 2011. As more fully discussed below, the increase in cash and cash equivalents during the three month period ended March 31, 2012 was primarily driven by $23.7 million of net cash provided by operating activities and $57.8 million of net cash provided by investing activities, which included net maturities of short-term investments of $91.0 million partially offset by a $25.0 million payment made to AstraZeneca, and $8.2 million of purchases of property, plant, and equipment. The increase in cash and cash equivalents was also favorably impacted by $4.5 million received from the exercise of stock options and employee stock purchase plan contributions.

Cash Flows

Three Month Period Ended March 31, 2012 Compared to the Three Month Period Ended March 31, 2011

Net cash provided by operating activities for the three month period ended March 31, 2012 was $23.7 million, an increase of $22.7 million as compared to the prior year period $1.0 million net cash provided by operating activities. The period-over-period increase in net cash provided by operating activities principally resulted from higher cash collections from customers which resulted in lower levels of accounts receivable, partially offset by lower levels of accounts payable and accrued expenses period-over-period. The balance of accounts receivable was $119.2 million as of March 31, 2012, resulting in a $34.6 million source of cash for the three month period ended March 31, 2012, compared to the same period in the prior year when accounts receivable resulted in a $12.3 million use of cash. In addition, lower levels of accounts payable and accrued expenses resulted in a period-over-period decrease of $24.8 million in cash flows. The increase in cash provided by accounts receivable for the three month period ended March 31, 2012, as compared to the prior year period, was primarily the result of higher sales of our authorized generic Adderall XR® and fenofibrate products in the current year period as described above. The increase in cash used by accounts payable and accrued expenses in the current year period was primarily the result of higher profit share payments resulting from higher sales of our authorized generic Adderall XR® products, and lower amounts of trade payables due primarily to timing of payments to vendors.

Net cash provided by investing activities for the three month period ended March 31, 2012, were $57.8 million, an increase of $18.9 million as compared to the prior year period of $38.9 million of cash flows provided by investing activities, with the change due to a period-over-period $43.3 million net increase in maturities of short-term investments, partially offset by a $25.0 million payment to AstraZeneca. Net maturities of short-term investments during the three month period ended March 31, 2012 resulted in a $91.0 million source of cash, as compared to a $47.6 million source of cash from net purchases of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the three month period ended March 31, 2012 were $8.2 million as compared to $8.7 million for the prior year period. We expect to incur capital expenditures of approximately $78.0 million during the 12 months ending December 31, 2012, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California, and our packaging and distribution facilities in the Commonwealth of Pennsylvania, and the continuing construction of our manufacturing facility in Jhunan, Taiwan, R.O.C.

Net cash provided by financing activities for the three month period ended March 31, 2012 was $6.1 million, representing a decrease of $2.9 million as compared to the prior year period $9.0 million of net cash provided by financing activities. The period-over-period decrease in net cash provided by financing activities was due to a $2.2 million decrease in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, as well as a $0.7 million decrease in the tax benefit related to the exercise of employee stock options.

Outstanding Debt Obligations

Senior Lenders; Wells Fargo Bank, N.A.

On February 11, 2011, we entered into a Credit Agreement, which was subsequently amended (the “Credit Agreement”) with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provides us with a revolving line of credit in the aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $10.0 million is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis. We have not yet borrowed any amounts under the Revolving Credit Facility. Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes. Borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent. As further security, we also pledged to the Administrative Agent, 65% of our equity interest in Impax Laboratories (Taiwan), Inc. and must similarly pledge all or a portion of our equity interest in future subsidiaries. Under the Credit Agreement, among other things:

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

•

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) requires us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). At March 31, 2012, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, our former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between us and the Administrative Agent (as successor by merger to Wachovia Bank, N.A.), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the three month periods ended March 31, 2012 and 2011, unused line fees incurred under each of the credit agreements were $32,000 and $50,000, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

Contractual Obligations

As of March 31, 2012, other than payments due to AstraZeneca under the terms of the Distribution, License, Development and Supply Agreement entered into in January 2012, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. Information concerning the Distribution, License, Development and Supply Agreement with AstraZeneca can be found in “Item 1. Financial Statements – Note 13. Alliance and Collaboration Agreements” and is incorporated by reference herein.

Recent Accounting Pronouncements

In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards (“IFRS”) fair value measurement standard aimed at updating IFRS to conform to U.S. GAAP. The new FASB guidance will result in some additional disclosure requirements; however, it does not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure. We were required to adopt this guidance on January 1, 2012, and it did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (Topic 220), in order to increase the prominence of items reported in other comprehensive income. The amendments provide an entity with the option to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, regardless of which option the entity chooses, the entity is required to present, on the face of the consolidated financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The requirement of this update to present the components of net income, other comprehensive income and total comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements is effective for fiscal years beginning after December 15, 2011. In December 2011, the requirement to present reclassification adjustments on the face of the consolidated financial statements was deferred indefinitely. The adoption of this update did not have a material impact on our consolidated financial statements.

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

There were no material changes to the quantitative and qualitative disclosures about market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Systems of disclosure controls and internal controls over financial reporting and their associated policies and procedures, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance the objectives of the system of control are achieved. Further, the design of a control system must be balanced against resource constraints, and therefore the benefits of controls must be considered relative to their costs. Given the inherent limitations in all systems of controls, no evaluation of controls can provide absolute assurance all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Accordingly, given the inherent limitations in a cost-effective system of internal control, financial statement misstatements due to error or fraud may occur and may not be detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. We conduct periodic evaluations of our systems of controls to enhance, where necessary, our control policies and procedures.

PART II.	Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements – Note 18. Legal and Regulatory Matters” and is incorporated by reference herein.

Item 1A.	Risk Factors

During the quarter ended March 31, 2012, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended March 31, 2012.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	2,092 shares of common stock	$20.23	—	—
February 1, 2012 to February 29, 2012	16,280 shares of common stock	$22.99	—	—
March 1, 2012 to March 31, 2012	4,599 shares of common stock	$23.41	—	—

(1)	Represents shares of our common stock we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.	Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

ITEM 5.	Other Information.

Not Applicable.

ITEM 6.	Exhibits

Exhibit No.	Description of Document

10.1	Distribution, License, Development and Supply Agreement, by and between the Company and AstraZeneca UK Limited, effective as of January 31, 2012.(1)*

10.2	Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2012 and March 31, 2011, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2012 and March 31, 2011, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2012 and March 31, 2011 and (v) Notes to Interim Consolidated Financial Statements.**

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on April 2, 2012.
*	Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2012	Impax Laboratories, Inc.

	By:	/s/ Larry Hsu, Ph.D.
		Name:	Larry Hsu, Ph.D.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Arthur A. Koch, Jr.
		Name:	Arthur A. Koch Jr.
		Title:	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Distribution, License, Development and Supply Agreement, by and between the Company and AstraZeneca UK Limited, effective as of January 31, 2012.(1)*

10.2	Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2012 and March 31, 2011, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2012 and March 31, 2011, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2012 and March 31, 2011 and (v) Notes to Interim Consolidated Financial Statements.**

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on April 2, 2012.
*	Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.