Form 10-Q
period 2012-06-30
IMPAX LABORATORIES INC
filed 2012-08-02
CIK 1003642

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, there were 67,282,570 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$184,632	$104,419
Short-term investments	169,851	241,995
Accounts receivable, net	143,447	153,773
Inventory, net	63,092	54,177
Deferred income taxes	33,993	37,853
Prepaid expenses and other current assets	46,919	7,718

Total current assets	641,934	599,935

Property, plant and equipment, net	136,888	118,158
Other assets	55,129	45,942
Deferred income taxes	35,230	—
Intangible assets, net	61,636	2,250
Goodwill	27,574	27,574

Total assets	$958,391	$793,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,636	$22,955
Accrued expenses	79,410	68,990
Accrued profit sharing and royalty expenses	32,984	40,766
Accrued income taxes payable	28,066	1,126
Accrued product licensing payments	96,000	—
Deferred revenue	12,743	23,024

Total current liabilities	272,839	156,861

Deferred revenue	15,327	17,131
Other liabilities	20,780	16,861

Total liabilities	308,946	190,853

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized and 67,464,510 and 66,748,336 shares issued at June 30, 2012 and December 31, 2011, respectively	675	667
Additional paid-in capital	300,946	285,966
Treasury stock—243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	2,207	1,724
Retained earnings	347,778	316,741

	649,449	602,941
Noncontrolling interest	(4)	65

Total stockholders’ equity	649,445	603,006

Total liabilities and stockholders’ equity	$958,391	$793,859

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Global Product sales, net	$126,435	$111,125	$242,646	$203,463
Impax Product sales, net	28,091	—	28,091	—
Rx Partner	3,903	6,303	8,319	10,423
OTC Partner	783	1,184	1,474	3,127
Research Partner	3,713	3,713	7,428	10,428
Promotional Partner	3,535	3,535	7,070	7,070

Total revenues	166,460	125,860	295,028	234,511

Cost of revenues	88,637	66,158	154,652	116,272

Gross profit	77,823	59,702	140,376	118,239

Operating expenses:
Research and development	19,869	23,978	38,685	43,469
Patent litigation	2,914	2,209	6,952	3,983
Selling, general and administrative	24,870	15,509	46,103	32,088

Total operating expenses	47,653	41,696	91,740	79,540

Income from operations	30,170	18,006	48,636	38,699

Other income (expense), net	(95)	(545)	(175)	(540)
Interest income	244	290	499	611
Interest expense	(423)	(11)	(462)	(28)

Income before income taxes	29,896	17,740	48,498	38,742
Provision for income taxes	11,262	5,214	17,531	12,358

Net income before noncontrolling interest	18,634	12,526	30,967	26,384
Add back loss attributable to noncontrolling interest	38	24	70	29

Net income	$18,672	$12,550	$31,037	$26,413

Net Income per share:
Basic	$0.29	$0.20	$0.48	$0.41

Diluted	$0.27	$0.19	$0.46	$0.39

Weighted average common shares outstanding:
Basic	65,482,700	64,024,483	65,289,869	63,709,258

Diluted	67,954,573	67,654,047	68,064,934	67,401,018

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$18,672	$12,550	$31,037	$26,413
Currency translation adjustments	(1,125)	1,247	483	821

Comprehensive income	17,547	13,797	31,520	27,234
Comprehensive income attributable to the noncontrolling interest	—	—	—	—

Comprehensive income attributable to Impax Laboratories, Inc.	$17,547	$13,797	$31,520	$27,234

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$31,037	$26,413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,144	8,351
Accretion of interest income on short-term investments	(318)	(461)
Income taxes	(29,486)	3,125
Tax benefit related to the exercise of employee stock options	(2,338)	(5,641)
Deferred revenue	931	1,887
Deferred product manufacturing costs	(1,574)	(1,061)
Recognition of deferred revenue	(12,320)	(13,461)
Amortization of deferred product manufacturing costs	1,709	2,026
Accrued profit sharing and royalty expense	58,445	44,789
Payments of profit sharing and royalty expense	(66,226)	(31,121)
Share-based compensation expense	8,323	6,133
Bad debt expense	—	125
Changes in certain assets and liabilities:
Accounts receivable	10,326	(39,141)
Inventory	(8,915)	(1,489)
Prepaid expenses and other assets	36,626	(15,389)
Accounts payable and accrued expenses	37,374	(2,815)
Other liabilities	3,591	2,487

Net cash provided by (used in) operating activities	79,329	(15,243)

Cash flows from investing activities:
Purchase of short-term investments	(104,869)	(180,274)
Maturities of short-term investments	177,331	239,998
Purchases of property, plant and equipment	(24,971)	(14,569)
Payment for product licensing rights	(55,000)	—

Net cash (used in) provided by investing activities	(7,509)	45,155

Cash flows from financing activities:
Tax benefit related to the exercise of employee stock options and restricted stock	2,338	5,641
Proceeds from exercise of stock options and ESPP	6,055	10,833

Net cash provided by financing activities	8,393	16,474

Net increase in cash and cash equivalents	80,213	46,386
Cash and cash equivalents, beginning of period	104,419	91,796

Cash and cash equivalents, end of period	$184,632	$138,182

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended
(in $000’s)	June 30, 2012	June 30, 2011
Cash paid for interest	$14	$136

Cash paid for income taxes	$13,440	$18,421

Accrued vendor invoices of approximately $1,301,000 and $1,690,000 at June 30, 2012 and 2011, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses. Depreciation expense was $3,457,000 and $4,711,000 for the three months ended June 30, 2012 and 2011, respectively, and was $6,813,000 and $8,000,000 for the six months ended June 30, 2012 and 2011, respectively.

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

The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (“CNS”) disorders. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories.

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

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at June 30, 2012. All significant intercompany accounts and transactions have been eliminated.

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

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, and product and clinical trial liability. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 450, “Contingencies”, the Company records accrued loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized.

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

Global Product sales, net, and Impax Product sales, net:

The “Global Product sales, net” and “Impax Product sales, net” line items of the statement of operations, include revenue recognized related to shipments of generic and branded pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer. Global and Impax Product revenue, net may include deductions from the gross sales price related to estimates for chargebacks, rebates, distribution service fees, returns, shelf-stock, and other pricing adjustments. The Company records an estimate for these deductions in the same period when the revenue is recognized. A summary of each of these deductions is as follows:

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

2. REVENUE RECOGNITION (continued)

Rebates

The Company maintains various rebate programs with its customers in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The rebates generally take the form of a credit memo to reduce the invoiced gross selling price charged to a customer for products shipped. An estimated accrued provision for rebate deductions is recognized at the time of product shipment. The primary factors the Company considers when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors actual rebates granted and compares them to the estimated provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.

Distribution Service Fees

The Company pays distribution service fees to several of its wholesaler customers related to sales of its Impax Products. The wholesalers are generally obligated to provide the Company with periodic outbound sales information as well as inventory levels of the Company’s Impax Products held in their warehouses. Additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified days on hand limits. An accrued provision for distribution service fees is recognized at the time products are shipped to wholesalers.

Returns

The Company allows its customers to return product if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and if such products are returned within six months prior to or until twelve months following, the products’ expiration date. The Company estimates and recognizes an accrued provision for product returns as a percentage of gross sales based upon historical experience. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned and estimated return rates which may be adjusted based on various assumptions including changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. The Company also considers other factors, including significant market changes which may impact future expected returns, and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.

Shelf-Stock Adjustments

Based upon competitive market conditions, the Company may reduce the selling price of certain Global Division products. The Company may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the original selling price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and declines in market price. The Company records an estimate for shelf-stock adjustments in the period it agrees to grant such a credit memo to a customer.

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

2. REVENUE RECOGNITION (continued)

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

A summary of short-term investments as of June 30, 2012 and December 31, 2011 follows:

(in $000’s) June 30, 2012	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$41,547	$8	$(3)	$41,552
Government sponsored enterprise obligations	65,453	8	(2)	65,459
Corporate bonds	57,846	2	(46)	57,802
Certificates of deposit	5,005	—	—	5,005

Total short-term investments	$169,851	$18	$(51)	$169,818

(in $000’s) December 31, 2011	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$69,341	$17	$(5)	$69,353
Government sponsored enterprise obligations	100,928	32	(13)	100,947
Corporate bonds	58,219	5	(33)	58,191
Certificates of deposit	13,507	1	(1)	13,507

Total short-term investments	$241,995	$55	$(52)	$241,998

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	June 30, 2012	December 31, 2011
Gross accounts receivable	$206,395	$210,557
Less: Rebate reserve	(33,409)	(29,164)
Less: Chargeback reserve	(22,951)	(22,161)
Less: Other deductions	(6,588)	(5,459)

Accounts receivable, net	$143,447	$153,773

A roll forward of the rebate and chargeback reserves activity for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:

(in $000’s) Rebate reserve	June 30, 2012	December 31, 2011
Beginning balance	$29,164	$23,547
Provision recorded during the period	51,150	79,697
Credits issued during the period	(46,905)	(74,080)

Ending balance	$33,409	$29,164

(in $000’s) Chargeback reserve	June 30, 2012	December 31, 2011
Beginning balance	$22,161	$14,918
Provision recorded during the period	94,273	166,504
Credits issued during the period	(93,483)	(159,261)

Ending balance	$22,951	$22,161

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $568,000 and $612,000 at June 30, 2012 and December 31, 2011, respectively.

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

Inventory, net of carrying value reserves at June 30, 2012 and December 31, 2011 consisted of the following:

(in $000’s)	June 30, 2012	December 31, 2011
Raw materials	$26,491	$32,454
Work in process	3,223	5,046
Finished goods	36,348	24,947

Total inventory	66,062	62,447
Less: Non-current inventory	2,970	8,270

Total inventory-current	$63,092	$54,177

Inventory carrying value reserves were $10,135,000 and $5,533,000 at June 30, 2012 and December 31, 2011, respectively.

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

When the Company concludes that FDA approval is expected within approximately six months for a drug product candidate, the Company may begin to schedule manufacturing process validation studies as required by FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of unapproved product inventory pending final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase its commercial product opportunity, and FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor. The carrying value of unapproved product inventory, net was $6,644,000 and $3,726,000 at June 30, 2012 and December 31, 2011, respectively. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory, and in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in the Company’s favor. If any of these risks were to materialize and the launch of the unapproved product inventory delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in $000’s)	June 30, 2012	December 31, 2011
Receivable from AstraZeneca	$10,400	$—
Deferred charge-Zomig® royalty	29,496	—
Other prepaid expenses	7,023	7,718

Prepaid expenses and other current assets	$46,919	$7,718

Receivable from AstraZeneca

Under the terms of the AZ Agreement, AstraZeneca is required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products (“transition payments”) during the period between January 1, 2012 and the date the Company begins commercialization of the products (“transition period”). The transition payments have been estimated and accounted for as a reduction of the aggregate amount of $130,000,000 to be paid by the Company to AstraZeneca during 2012. The Company has received transition payments from AstraZeneca aggregating $35,840,000 through June 30, 2012. Information concerning the AZ Agreement can be found in Note 13 “Alliance and Collaboration Agreements.”

Deferred Charge-Zomig® Royalty

Under the terms of the AZ Agreement, the Company is obligated to begin royalty payments to AstraZeneca on sales of Impax-labeled Zomig® products sold on or after January 1, 2013. The Company has determined the aggregate amount of $130,000,000 to be paid by the Company to AstraZeneca during 2012 under the AZ Agreement includes a royalty component for sales of Impax-labeled Zomig® products sold by the Company during 2012. The Company has recorded $9,832,000 of royalty expense related to sales of Impax-labeled Zomig® products during the six months ended June 30, 2012, and such royalty expense is included in cost of revenues on the consolidated statement of operations.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	June 30, 2012	December 31, 2011
Land	$5,773	$5,773
Buildings and improvements	87,785	86,084
Equipment	78,846	75,589
Office furniture and equipment	9,601	8,910
Construction-in-progress	35,963	16,602

Property, plant and equipment, gross	217,968	192,958

Less: Accumulated depreciation	(81,080)	(74,800)

Property, plant and equipment, net	$136,888	$118,158

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at June 30, 2012 and December 31, 2011, and the Company attributes the entire carrying amount of goodwill to the Global Division. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2011.

Intangible assets consisted of the following:

(in $000’s) June 30, 2012	Initial Cost	Accumulated Amortization	Carrying Value
Amortized intangible assets:
Zomig® product rights	$44,432	$(4,496)	$39,936
Tolmar product rights	19,450	—	19,450
Other product rights	2,250	—	2,250

Total intangible assets	$66,132	$(4,496)	$61,636

(in $000’s) December 31, 2011	Initial Cost	Accumulated Amortization	Carrying Value
Amortized intangible assets:
Zomig® product rights	$—	$—	$—
Tolmar product rights	—	—	—
Other product rights	2,250	—	2,250

Total intangible assets	$2,250	$—	$2,250

The Zomig® product rights are being amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet, over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet, and over a period of 72 months starting in July 2012 and ending upon the estimated timing of competing generic products entering the market for the nasal spray. In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products, one product which is currently in development and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. Information concerning the Tolmar Agreement can be found in Note 13 “Alliance and Collaboration Agreements.” The Tolmar product rights will be amortized over the remaining estimated useful lives of the underlying products starting upon commercialization by the Company during the second half of 2012. Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA. The Company will either commence amortization of the cost of these product rights over their estimated useful life upon FDA approval and commercialization, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $4,496,000 during the three and six month periods ending June 30, 2012.

The following schedule shows the expected amortization of the Zomig® product rights for the next five years and thereafter:

(in $000s)	Amortization Expense
2012	$13,226
2013	12,822
2014	3,086
2015	3,086
2016	3,086
Thereafter	4,630

Totals	$39,936

10. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	June 30, 2012	December 31, 2011
Payroll-related expenses	$13,592	$16,975
Product returns	23,557	24,101
Medicaid rebates	27,725	17,479
Physician detailing sales force fees	1,836	1,655
Legal and professional fees	6,951	5,071
Shelf stock price protection	148	684
Other	5,601	3,025

Total accrued expenses	$79,410	$68,990

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products sales channel. Sales of product under the Rx Partner, and the OTC Partners alliance and collaboration agreements are generally not subject to returns. A roll forward of the product return reserve for the six month period ended June 30, 2012 and the year ended December 31, 2011, is as follows:

(in $000’s) Returns Reserve	June 30, 2012	December 31, 2011
Beginning balance	$24,101	$33,755
Provision related to sales recorded in the period	1,497	688
Credits issued during the period	(2,041)	(10,342)

Ending balance	$23,557	$24,101

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of June 30, 2012, the Company had remaining obligations under these contracts of approximately $20,483,000.

Purchase Order Commitments

As of June 30, 2012, the Company had $35,839,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

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

During the six month period ended June 30, 2012, the Company recognized an aggregate consolidated tax provision of $17,531,000 for United States domestic and foreign income taxes. In the six month period ended June 30, 2011, the Company recognized an aggregate consolidated tax provision of $12,358,000 for United States domestic and foreign income taxes. The increase in the tax provision resulted primarily from higher consolidated income before taxes, the absence of a federal research and development tax credit, and higher foreign taxes related to our Taiwan-based operations in the six month period ended June 30, 2012 as compared to the same period in the prior year.

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

•

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of June 30, 2012, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, the Company’s former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between the Company and the Administrative Agent (as successor by merger to Wachovia Bank, N.A.), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the six months ended June 30, 2012 and 2011, unused line fees incurred under each of the credit agreements were $63,000 and $81,000, respectively.

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

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company accrued a profit share payable to Shire of $58,083,000 and $44,499,000 on sales of the AG Product during the six month period ended June 30, 2012 and 2011, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products, one product which is currently in development and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company will also pay Tolmar a $21,000,000 up-front payment, and up to $25,000,000 in additional contingent milestone payments if certain commercialization and regulatory events occur. The up-front payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product starting upon commercialization by the Company during the second half of 2012. The amortization of the Tolmar product rights will be included as a component of cost of revenues on the consolidated statement of operations. The Company initially allocated $1,550,000 of the up-front payment to two products which are still in development and has recorded such amount as in-process research and development expense in its results of operations for the three months ended June 30, 2012.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

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

The following tables show the additions to and deductions from deferred revenue under the Teva Agreement:

(in $000’s) Deferred revenue	Six Months Ended June 30, 2012	Inception Through Dec 31, 2011
Beginning balance	$3,705	$—
Additions:
Product related and cost sharing	—	427,916
Exclusivity charges	—	(50,600)
Other	—	12,527

Total additions	$—	$389,843

Less: Amount recognized	(655)	(189,698)
Accounting adjustment	—	(196,440)

Total deferred revenue	$3,050	$3,705

OTC Partners Alliance Agreements

The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

(in $000’s) Deferred revenue	Six Months Ended June 30, 2012	Inception Through Dec 31, 2011
Beginning balance	$9,683	$—
Additions	931	100,030
Less: amount recognized	(1,363)	(90,347)

Total deferred revenue	$9,251	$9,683

(in $000’s) Deferred product manufacturing costs	Six Months Ended June 30, 2012	Inception Through Dec 31, 2011
Beginning balance	$8,846	$—
Additions	1,574	82,814
Less: amount recognized	(1,709)	(73,968)

Total deferred product manufacturing costs	$8,711	$8,846

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Joint Development Agreement with Medicis Pharmaceutical Corporation

The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of four dermatology products, including three of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product. Under the provisions of the Joint Development Agreement, the Company received a $40,000,000 upfront payment, paid by Medicis in December 2008. The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, a $2,000,000 milestone payment paid by Medicis in December 2009, and a $3,000,000 milestone payment paid by Medicis in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Medicis of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a gross profit share on sales of such products. The Company began selling one of the four dermatology products during the year ended December 31, 2011.

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

During the six months ended June 30, 2012, the Company made payments totaling $55,000,000 to AstraZeneca pursuant to the AZ Agreement.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, the Company and Endo Pharmaceuticals, Inc. (“Endo”) entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead brand product candidate (“Endo Agreement Product”). Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $10,000,000 up-front payment. The Company has the potential to receive up to an additional $30,000,000 of contingent milestone payments, which includes $15,000,000 contingent upon the achievement of clinical events, $5,000,000 contingent upon the achievement of regulatory events, and $10,000,000 contingent upon the achievement of commercialization events. The Company believes all milestones under the Endo Agreement are substantive. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists. The Company and Endo also entered into a Settlement and License Agreement in June 2010 (the “Endo Settlement Agreement”) pursuant to which Endo agreed to provide payment to the Company should Prescription Sales of Opana® ER (as defined in the Endo Settlement Agreement) fall below a predetermined contractual threshold in the quarter immediately prior to the Company launching a generic version of Opana® ER.

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

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Pfizer Co-Promotion Agreement”). The Company’s obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012. Prior to such time, the Company had received a fixed fee, effective January 1, 2010, subject to annual cost adjustment, for providing such physician detailing sales call services within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. Pfizer was responsible for providing sales training to the Company’s physician detailing sales force personnel. Pfizer owns the product and is responsible for all pricing and marketing literature as well as product manufacture and fulfillment. The Company recognized the physician detailing sales force fee revenue as the related services were performed and the performance obligations were met. The Company recognized $7,070,000 in each six month period ended June 30, 2012 and 2011, under the Pfizer Co-Promotion Agreement, with such amounts presented in the line item “Promotional Partner” revenue on the consolidated statement of operations.

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

	Three Months Ended:		Six Months Ended:
(in $000’s)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Manufacturing expenses	$530	$416	$1,167	$931
Research and development	1,086	1,134	2,299	2,087
Selling, general & administrative	2,897	1,696	4,857	3,115

Total	$4,513	$3,246	$8,323	$6,133

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2011	5,073,097	$11.76
Options granted	278,500	$20.90
Options exercised	(600,665)	$9.42
Options forfeited	(44,118)	$11.36

Outstanding at June 30, 2012	4,706,814	$11.67

Options exercisable at June 30, 2012	3,326,650	$11.53

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

A summary of the Company’s non-vested restricted stock awards is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2011	1,663,911	$17.20
Granted	252,050	$21.70
Vested	(222,497)	$11.55
Forfeited	(77,364)	$18.17

Non-vested at June 30, 2012	1,616,100	$18.56

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

14. SHARE-BASED COMPENSATION (continued)

As of June 30, 2012, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $36,040,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.31 years. As of June 30, 2012, the Company estimated 4,166,900 stock options and 1,430,700 restricted shares granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the six month periods ended June 30, 2012 and 2011 was $7,547,000 and $16,167,000, respectively. The total fair value of restricted stock awards which vested during the six month period ended June 30, 2012 and 2011 was $2,566,000 and $1,738,000 respectively. As of June 30, 2012, the Company had 1,660,193 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

15. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the six month periods ended June 30, 2012 and 2011, the Company did not issue any preferred stock.

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

16. EARNINGS PER SHARE

The Company’s earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of shares of common stock outstanding for the period, along with diluted net income per share, computed by dividing net income by the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three and six month periods ended June 30, 2012 and 2011 was as follows:

	Three Months Ended:		Six Months Ended:
(in $000’s except per share amounts)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income	$18,672	$12,550	$31,037	$26,413

Denominator:
Weighted average common shares outstanding	65,482,700	64,024,483	65,289,869	63,709,258
Effect of dilutive stock options and restricted stock awards	2,471,873	3,629,564	2,775,065	3,691,760

Diluted weighted average common shares outstanding	67,954,573	67,654,047	68,064,934	67,401,018
Basic net income per share	$0.29	$0.20	$0.48	$0.41

Diluted net income per share	$0.27	$0.19	$0.46	$0.39

For the three month periods ended June 30, 2012 and 2011, the Company excluded 964,562 and 705,575, respectively, and for the six month periods ended June 30, 2012 and 2011, the Company excluded 966,512 and 705,300, respectively of shares issuable upon the exercise of stock options, and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive. Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

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

The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division is also engaged in product commercialization and co-promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities, such as the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories. Additionally, the Company generates revenue in its Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Research Partner” on the consolidated statement of operations; and the Company generates revenue in its Impax Division under a License, Development and Commercialization Agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Rx Partner” on the consolidated statement of operations.

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

17. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global Division	Impax Division	Corporate and Other	Total Company
Three Months Ended June 30, 2012
Revenues, net	$133,068	$33,392	$—	$166,460
Cost of revenues	70,478	18,159	—	88,637
Research and development	12,136	7,733	—	19,869
Patent Litigation	2,914	—	—	2,914
Income (loss) before provision for income taxes	$44,221	$793	$(15,118)	$29,896

(in $000’s)	Global Division	Impax Division	Corporate and Other	Total Company
Three Months Ended June 30, 2011
Revenues, net	$120,559	$5,301	$—	$125,860
Cost of revenues	63,257	2,901	—	66,158
Research and development	13,466	10,512	—	23,978
Patent Litigation	2,209	—	—	2,209
Income (loss) before provision for income taxes	$39,048	$(9,489)	$(11,819)	$17,740

(in $000’s)	Global Division	Impax Division	Corporate and Other	Total Company
Six Months Ended June 30, 2012
Revenues, net	$256,333	$38,695	$—	$295,028
Cost of revenues	133,584	21,068	—	154,652
Research and development	22,798	15,887	—	38,685
Patent Litigation	6,952	—	—	6,952
Income (loss) before provision for income taxes	$85,307	$(8,028)	$(28,781)	$48,498

(in $000’s)	Global Division	Impax Division	Corporate and Other	Total Company
Six Months Ended June 30, 2011
Revenues, net	$223,907	$10,604	$—	$234,511
Cost of revenues	110,431	5,841	—	116,272
Research and development	23,242	20,227	—	43,469
Patent Litigation	3,983	—	—	3,983
Income (loss) before provision for income taxes	$81,053	$(17,947)	$(24,364)	$38,742

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $94,405,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company’s consolidated balance sheet at June 30, 2012.

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

The Company is generally responsible for all of the patent litigation fees and costs associated with current and future products not covered by its alliance and collaboration agreements. The Company has agreed to share legal expenses with respect to third-party and Company products under the terms of certain of the alliance and collaboration agreements. Under the Teva Agreement, the Company and Teva have agreed to share in fees and costs related to patent infringement litigation associated with the products covered by the Teva Agreement. One product under the Teva Agreement currently remains in litigation (the methylphenidate product described below), the litigation costs of which the parties share equally. In addition to the Teva Agreement, the Company is sharing litigation costs with respect to four products under the terms of two separate agreements. The Company records the costs of patent litigation as expense in the period when incurred for products it has developed, as well as for products which are the subject of an alliance or collaboration agreement with a third-party.

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

Warner Chilcott Company, LLC., et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)

In December 2008, Warner Chilcott Company, LLC, Warner Chilcott (US), LLS and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. A Markman hearing was held and a decision was issued in July 2011. A bench trial was conducted starting on February 1, 2012. In April 2012, the District Court issued its decision finding that the patent in both suits was not infringed by the Company’s ANDAs and that the patent was not invalid. Warner Chilcott appealed the district court’s non-infringement decision and the appeal is pending.

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

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)

In March 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®. The Company filed an answer and counterclaim. Fact discovery is closed, and trial is scheduled for October 1, 2012.

18. LEGAL AND REGULATORY MATTERS (continued)

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Carbonate)

In April 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®. The Company filed an answer and counterclaim. Fact discovery is closed, and trial is scheduled for October 1, 2012.

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Carbonate Powder)

In July 2010, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Powder, 2.4 g and 0.8 g packets, generic to Renvela® powder. The Company filed an answer and counterclaim. Fact discovery is closed, and trial is scheduled for October 1, 2012.

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc., et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma and Supernus against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the U.S. District Court for the District of Delaware on the issues of patent infringement and validity. In August 2011, the Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, which expires in December 2027, infringed and not invalid. The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation.

18. LEGAL AND REGULATORY MATTERS (continued)

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

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)

In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. The Company filed an answer and counterclaim. Discovery is proceeding. A final pretrial conference and Markman hearing are set for February 22, 2013. The parties have entered a stipulation staying the Company’s litigation until August 13, 2012.

ALZA Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)

In November 2010, ALZA Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “ALZA”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. Another complaint was subsequently filed to allege infringement of the 18, 27 and 36 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company has filed its answers and counterclaims to both complaints. The parties have entered a stipulation staying the Company’s litigations until September 24, 2012.

Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)

In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January 2011, Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company filed its answer and counterclaims. In March 2012, Shire dedicated one of the patents-in-suit, U.S. Patent No. 5,854,290, to the public. The Court conducted a Markman hearing on May 30, 2012 and on June 1, 2012, the Court issued an order construing the claims. On July 12, 2012 the Company filed a motion for summary judgment of noninfringement of the ‘290 patent. Trial is scheduled for July 8, 2013.

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc. (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company filed an answer and counterclaims, including a claim relating to false marking of an expired patent. Takeda filed a motion to dismiss the Company’s false marking counterclaim. Following the enactment of the America Invents Act, the parties stipulated to dismissal of the false marking claim. The trial court issued a claim construction ruling on April 11, 2012. Discovery is ongoing and trial is set for June 3, 2013.

18. LEGAL AND REGULATORY MATTERS (continued)

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

Cephalon, Inc. et al. v. Impax Laboratories, Inc. (Fentanyl Citrate)

In November 2011, Cephalon, Inc. and CIMA Labs, Inc. (together “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 6,200,604, 6,974,590, 7,862,832, and 7,862,833, based on the filing of the Company’s ANDA relating to Fentanyl Citrate Buccal Tablets, 100, 200, 400, 600, and 800 mcg, generic to Fentora®. The Company filed an answer and counterclaims, as well as a declaratory judgment action to include two other patents (U.S. Patent Nos. 6,264,981 and 8,092,832). In response, Cephalon alleged infringement of those two patents against the Company. The Company also filed a supplemental counterclaim seeking declaratory judgment regarding U.S. Patent No. 8,119,158. Discovery is ongoing, and trial is set for June 24, 2013.

Depomed, Inc. v. Impax Laboratories, Inc. (Gabapentin)

In April 2012, Depomed, Inc. filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA related to Gabapentin Extended-Release Tablets, 300 and 600 mg, generic to Gralise®. The Company filed an answer and counterclaim. Discovery is ongoing and a final pretrial conference is set for March 13, 2014.

18. LEGAL AND REGULATORY MATTERS (continued)

Other Litigation Related to the Company’s Business

Budeprion XL Litigation

In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases were removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court was granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. The Company filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs filed a motion for class certification and the Company filed an opposition to that motion. The class certification hearing was held on May 17, 2011. In September 2011, the Company filed a summary judgment motion on the grounds of plaintiffs’ claims are preempted under federal law based on the United States Supreme Court decision in PLIVA v. Mensing. On January 6, 2012, the Company and co-defendant Teva entered into a classwide settlement agreement for all the actions included in the multidistrict litigation. Pursuant to that settlement, the Company has agreed to take certain actions related to the subject product, to pay for class notice and settlement administration, and to reimburse any attorney’s fees or costs awarded by the Court to plaintiffs’ up to a capped amount. The Company has accrued estimated costs related to the settlement of this matter as of March 31, 2012. The settlement was finally approved by the Court on July 2, 2012. A third party objector to the settlement filed a notice of appeal on July 25, 2012.

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

Civil Investigative Demand from the FTC

On May 2, 2012, the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”) concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation is to determine whether Medicis Pharmaceutical Corporation, the Company, and six other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding SOLODYN® or its generic equivalents and/or (ii) engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. The Company is cooperating with the FTC in producing documents and information in response to the CID. To the knowledge of the Company, no proceedings have been initiated against the Company to date, however no assurance can be given as to the timing or outcome of this investigation.

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2012 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30
Revenue:
Global Product sales, gross	$185,671	$223,452
Less:
Chargebacks	39,155	50,670
Rebates	20,589	26,847
Product Returns	(329)	948
Other credits	10,045	18,552

Global Product sales, net	116,211	126,435

Impax Product sales, net	—	28,091
Rx Partner	4,416	3,903
OTC Partner	691	783
Research Partner	3,715	3,713
Promotional Partner	3,535	3,535

Total revenues	128,568	166,460

Gross profit	62,553	77,823
Net income	$12,365	$18,672

Net income per share (basic)	$0.19	$0.29

Net income per share (diluted)	$0.18	$0.27

Weighted Average:
common shares outstanding:
Basic	65,122,240	65,482,700

Diluted	67,907,263	67,954,573

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

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

Overview

We are a technology-based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development of branded products. We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Global Division concentrates its efforts on the development, manufacture, sale and distribution of our generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. The Impax Division is currently focused on the development of proprietary brand pharmaceutical products for the treatment of central nervous system (“CNS”) disorders and the promotion and sale of third-party branded pharmaceutical products through our direct sales force, such as the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca in the United States and in certain U.S. territories. Each of the Global Division and the Impax Division also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities.

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

As of July 27, 2012, we marketed 107 generic pharmaceutical products representing dosage variations of 30 different pharmaceutical compounds through our Global Division, and 17 other generic pharmaceutical products, representing dosage variations of four different pharmaceutical compounds, through our alliance and collaboration agreement partners. In addition to a product pipeline of 46 pending applications at the FDA (including applications jointly filed with our alliance and collaboration agreement partners) as of July 27, 2012, we are continuing to evaluate and pursue external growth initiatives including acquisitions and partnerships.

The Impax Division is focused on developing proprietary branded pharmaceuticals products for the treatment of CNS disorders, which include epilepsy, migraine, multiple sclerosis, Parkinson’s disease and Restless Legs Syndrome, and the promotion and sale of branded pharmaceutical products through our specialty sales force. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies.

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects. In January 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations. As part of a Distribution, License, Development and Supply Agreement, we also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the U.S. in connection with the Zomig® brand. With the addition of Zomig® to the promotional product portfolio, we have expanded our specialty sales team during 2012. In addition to Zomig®, we co-promoted Lyrica® (pregabalin) CV to neurologists for Pfizer under an amended agreement that expired at the end of June 2012.

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

From late June 2011 through the end of 2011, we filed our response and subsequent updates with the FDA and have continued to cooperate with the FDA to resolve the FDA observations. In December 2011, we received an acknowledgement letter from the FDA stating that it had received a complete response from us to the warning letter. During the quarter ended March 31, 2012, the FDA completed a re-inspection of our Hayward manufacturing facility in connection with the warning letter and in addition, a general GMP inspection. As a result of the general GMP inspection of our Hayward operations, the FDA issued a Form 483, with observations primarily relating to our Quality Control Laboratory. We have been notified by the FDA that a satisfactory re-inspection of our Hayward manufacturing facility is required to close out the warning letter and such re-inspection by the FDA has not occurred to date.

We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review. This work is ongoing and we are committed to improving our quality control and manufacturing practices. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until these FDA observations are resolved. If we are unable to promptly correct the issues raised in the warning letter, our business, consolidated results of operations and consolidated financial condition could be materially adversely affected.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the U.S. Securities & Exchange Commission (SEC) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized manufacturing costs under the Company’s several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Global Product sales, net, and Impax Product sales, net. We recognize revenue from direct sales in accordance with SEC Staff Accounting Bulletin No. 104, Topic 13 “Revenue Recognition” (“SAB 104”). We recognize revenue from direct product sales at the time title and risk of loss pass to customers. We provide for accrued provisions for estimated chargebacks, rebates, distribution service fees, product returns, and other pricing adjustments in the period we record the related sales.

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

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the Global Products chargeback reserve for the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
	($ in 000’s)
Chargeback reserve
Beginning balance	$22,161	$14,918
Provision recorded during the period	89,825	166,504
Credits issued during the period	(92,722)	(159,261)

Ending balance	$19,264	$22,161

Provision as a percent of gross Global Product sales	22%	23%

The slight decrease in chargebacks as a percent of gross Global Product sales in the six months ended June 30, 2012 as compared to year ended December 31, 2011 was principally the result of relatively higher levels of sales of our authorized generic Adderall XR® products in the current year period. Sales of our authorized generic Adderall XR® products generally carry lower average chargebacks than our other Global Products.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross Global Product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the Global Products rebate reserve for the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
	($ in 000’s)
Rebate reserve
Beginning balance	$29,164	$23,547
Provision recorded during the period	47,436	79,697
Credits issued during the period	(46,905)	(74,080)

Ending balance	$29,695	$29,164

Provision as a percent of gross Global Product sales	12%	11%

As noted in the table above, the provision for rebates, as a percent of gross Global Product sales remained relatively consistent period-over-period.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the Global Products returns reserve for the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
	($ in 000’s)
Returns reserve
Beginning balance	$24,101	$33,755
Provision related to sales recorded in the period	619	688
Credits issued during the period	(2,041)	(10,342)

Ending balance	$22,679	$24,101

Provision as a percent of gross Global Product sales	0.2%	0.1%

The provision for returns as a percent of gross Global Product sales remained low during the six month period ended June 30, 2012 primarily as the result of favorable historical experience of actual return credits processed. Our historical experience for returns continues to improve due to strong sales in recent years of our authorized generic Adderall XR® and fenofibrate products.

Medicaid Rebate. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for Medicaid payments totaled $27,725,000 and $17,479,000 as of June 30, 2012 and December 31, 2011, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $148,000 and $684,000 as of June 30, 2012 and December 31, 2011, respectively.

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

Promotional Partner. We entered into a promotional services agreement with an unrelated third-party pharmaceutical company under which we provided physician detailing sales calls services to promote certain of the unrelated third-party company’s branded drug products. We received service fee revenue in exchange for providing this service. We recognized revenue from the provision of physician detailing sales calls as such services were rendered. Our obligations to provide physician detailing sales calls under the promotional services agreement ended on June 30, 2012.

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

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at June 30, 2012. We carry our deferred compensation liability at fair value, based upon observable market values. We had no debt outstanding as of June 30, 2012. Our only remaining debt instrument at June 30, 2012 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month period ended June 30, 2012 and 2011:

	Three Months Ended		Increase/ (Decrease)
	June 30, 2012	June 30, 2011
(in $000’s)	(unaudited)	(unaudited)
			$	%
Total revenues	$166,460	$125,860	$40,600	32%
Gross profit	77,823	59,702	18,121	30%
Income from operations	30,170	18,006	12,164	68%
Income before income taxes	29,896	17,740	12,156	69%
Provision for income taxes	11,262	5,214	6,048	116%

	18,634	12,526	6,108	49%
Non-controlling interest	38	24	14	58%

Net income	$18,672	$12,550	$6,122	49%

Net income for the three month period ended June 30, 2012 was $18.7 million, an increase of $6.1 million as compared to $12.6 million for the three month period ended June 30, 2011, primarily attributable to higher Global Product sales, as well as sales of Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012. The higher sales during the three months ended June 30, 2012 were partially offset by higher patent litigation costs, selling, general and administrative expenses and income taxes. We continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products and fenofibrate products during the three month period ended June 30, 2012. With respect to our authorized generic Adderall XR® products, we are dependent on a third-party pharmaceutical company to supply us with the finished product we market and sell through our Global Division. We have experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company. Delays or interruptions in whole or part in the supply of our authorized generic Adderall XR® products from the third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our consolidated revenues, as well as jeopardize our relationships with our customers. In June 2012, a competitor product to our authorized generic Adderall XR® was approved for sale by the FDA. Although we are currently unable to predict the impact this competitor product will have on our business, any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the three month period ended June 30, 2012 and 2011:

	Three Months Ended		Increase/ (Decrease)
	June 30, 2012	June 30, 2011
(in $000’s)	(unaudited)	(unaudited)
			$	%
Revenues:
Global Product sales, net	$126,435	$111,125	$15,310	14%
Rx Partner	2,466	4,866	(2,400)	(49)%
OTC Partner	783	1,184	(401)	(34)%
Research Partner	3,384	3,384	—	—%

Total revenues	133,068	120,559	12,509	10%

Cost of revenues	70,478	63,257	7,221	11%

Gross profit	62,590	57,302	5,288	9%

Operating expenses:
Research and development	12,136	13,466	(1,330)	(10)%
Patent litigation	2,914	2,209	705	32%
Selling, general and administrative	3,319	2,579	740	29%

Total operating expenses	18,369	18,254	115	1%

Income from operations	$44,221	$39,048	$5,173	13%

Revenues

Total revenues for the Global Division for the three month period ended June 30, 2012, were $133.1 million, an increase of 10% over the same period in 2011, principally resulting from the increase in Global Product sales, net and as discussed below.

Global Product sales, net, were $126.4 million for the three month period ended June 30, 2012, an increase of 14% over the same period in 2011, primarily as a result of higher sales of our authorized generic Adderall XR® and fenofibrate products. With respect to sales of our authorized generic Adderall XR® products, the increase principally resulted from higher product sales due to customer buying patterns and increased deliveries of generic Adderall XR® from our third party supplier compared to the prior year period. Inventory levels of our authorized generic Adderall XR® products remain, however, lower than required to meet our current customer demand. With respect to sales of our fenofibrate products, we experienced an increase resulting from overall market growth during the three months ended June 30, 2012.

Rx Partner revenues were $2.5 million for the three month period ended June 30, 2012, a decrease of $2.4 million from the prior year period resulting from lower sales of our generic products marketed through our Strategic Alliance Agreement with Teva.

OTC Partner revenues were $0.8 million for the three month period ended June 30, 2012, with the decrease of $0.4 million from the prior year period resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Research Partner revenues were $3.4 million for each of the three month periods ended June 30, 2012 and 2011.

Cost of Revenues

Cost of revenues was $70.5 million for the three month period ended June 30, 2012 and $63.3 million for the prior year period. Cost of revenues increased $7.2 million primarily as a result of higher sales of our Global Products.

Gross Profit

Gross profit for the three month period ended June 30, 2012 was $62.6 million, or approximately 47% of total revenues, as compared to $57.3 million, or approximately 48% of total revenue, in the prior year period. Gross profit in the current year period decreased, on a percentage basis, when compared to gross profit in the prior year period due primarily to higher sales of our authorized generic Adderall XR®.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2012 were $12.1 million, a decrease of 10%, as compared to the same period of the prior year. Generic research and development expenses decreased $1.3 million primarily as a result of a reduction of $1.1 million of depreciation expense from the prior year period related to fully depreciated equipment used in research and development activities.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended June 30, 2012 and 2011 were $2.9 million and $2.2 million, respectively, with the increase resulting from legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2012 were $3.3 million, a 29% increase over the same period in 2011. The increase resulted primarily from $0.5 million in higher executive-level compensation costs as a result of vacancies during the prior year period and $0.2 million in increased business development activity.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month period ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012	June 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
Revenues:
Impax Product sales, net	$28,091	$—	$28,091	nm
Rx Partner	1,437	1,437	—	—
Promotional Partner	3,535	3,535	—	—
Research Partner	329	329	—	—

Total revenues	33,392	5,301	28,091	530%

Cost of revenues	18,159	2,901	15,258	526%

Gross profit	15,233	2,400	12,833	535%

Operating expenses:
Research and development	7,733	10,512	(2,779)	(26)%
Selling, general and administrative	6,707	1,377	5,330	387%

Total operating expenses	14,440	11,889	2,551	21%

Income (loss) from operations	$793	$(9,489)	$10,282	nm

nm-not meaningful

Revenues

Total revenues were $33.4 million for the three month period ended June 30, 2012, an increase of $28.1 million over the same period in the prior year due to sales of our Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012. Rx Partner revenue includes the recognition of the $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period currently estimated to be the 24 month period ending December 2012. In addition, under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. we received an initial $10.0 million up-front payment which we are recognizing as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017.

Cost of Revenues

Cost of revenues was $18.2 million for the three month period ended June 30, 2012, and increased $15.3 million over the prior year period primarily as a result of the commencement of sales of our Impax-labeled Zomig® tablets during the three month period ended June 30, 2012.

Gross Profit

Gross profit for the three month period ended June 30, 2012 was $15.2 million, an increase of $12.8 million over the prior year period primarily resulting from the commencement of sales of our Impax-labeled Zomig® tablets during the three month period ended June 30, 2012.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2012 were $7.7 million, a decrease of 26%, as compared to $10.5 million in the prior year period. The decrease was principally driven by a reduction in research and development expenses related to our branded product initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.7 million for the three month period ended June 30, 2012, an increase of $5.3 million as compared to $1.4 million in the prior period. The increase primarily related to $2.9 million of higher sales and marketing expenses related to Zomig®, which we launched in April 2012, increased compensation costs related to the expansion of the sales and marketing group of $1.0 million, and $0.9 million in higher market research activities.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the three month period ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012	June 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
General and administrative expenses	$14,844	$11,553	3,291	28%

Loss from operations	(14,844)	(11,553)	(3,291)	(28)%

Other income (expense), net	(95)	(545)	450	83%
Interest income	244	290	(46)	(16)%
Interest expense	(423)	(11)	(412)	nm %
Loss before income taxes	(15,118)	(11,819)	(3,299)	(28)%
Provision for income taxes	$11,262	$5,214	6,048	116%

nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2012 were $14.8 million, a 28% increase over the same period in 2011. The increase was principally driven by $1.9 million of severance related charges in the current year period, higher employee compensation expenses of $1.3 million as a result of higher numbers of employees over the prior year period, higher information technology expenses of $0.4 million and increased professional fees of $0.4 million in support of business growth initiatives, partially offset by lower Shire litigation expenses of $1.6 million.

Other Income (Expense), net

Other expense, net for the three month period ended June 30, 2012 decreased principally from realized exchange rate gains and losses on foreign currency denominated transactions. In the three month period ended June 30, 2012, foreign currency denominated transaction gains and losses were nil as compared to a realized loss of $0.4 million in the prior year period.

Interest Income

Interest income in the three month period ended June 30, 2012 was $0.2 million, with the period over period decrease resulting from lower average balances of short-term investments.

Interest Expense

Interest expense in the three month period ended June 30, 2012 was $0.4 million, representing an increase of $0.4 million over the prior year period which was the result of an accrual for estimated interest payable to the IRS related to adjustments to our 2009 U.S. federal income tax return.

Income Taxes

During the three month period ended June 30, 2012, we recorded an aggregate tax provision of $11.3 million for U.S. domestic income taxes and for foreign income taxes. In the three month period ended June 30, 2011, we recorded an aggregate tax provision of $5.2 million for U.S. domestic income taxes and for foreign income taxes. The increase in the tax provision resulted from higher income before taxes in the three month period ended June 30, 2012 as compared to the same period in the prior year. The effective tax rate of 38% for the three month period ended June 30, 2012 was higher than the effective tax rate of 29% for the prior year period primarily as a result of the lack of a federal research and development tax credit in the current year period and higher foreign taxes related to our Taiwan-based operations.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Overview:

The following table sets forth our summarized, consolidated results of operations for the six month period ended June 30, 2012 and 2011:

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
Total revenues	$295,028	$234,511	$60,517	26%
Gross profit	140,376	118,239	22,137	19%
Income from operations	48,636	38,699	9,937	26%
Income before income taxes	48,498	38,742	9,756	25%
Provision for income taxes	17,531	12,358	5,173	42%

	30,967	26,384	4,583	17%
Non-controlling interest	70	29	41	141%

Net income	$31,037	$26,413	$4,624	18%

Net income for the six month period ended June 30, 2012 was $31.0 million, an increase of $4.6 million as compared to $26.4 million for the six month period ended June 30, 2011, primarily attributable to higher Global Product sales, as well as sales of Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012. The higher sales during the six months ended June 30, 2012 were partially offset by higher patent litigation costs, selling, general and administrative expenses and income taxes. We continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products and fenofibrate products during the six month period ended June 30, 2012. With respect to our authorized generic Adderall XR® products, we are dependent on a third-party pharmaceutical company to supply us with the finished product we market and sell through our Global Division. We have experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company. Delays or interruptions in whole or part in the supply of our authorized generic Adderall XR® products from the third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our consolidated revenues, as well as jeopardize our relationships with our customers. In June 2012, a competitor product to our authorized generic Adderall XR® was approved for sale by the FDA. Although we are currently unable to predict the impact this competitor product will have on our business, any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the six month period ended June 30, 2012 and 2011:

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
Revenues:
Global Product sales, net	$242,646	$203,463	$39,183	19%
Rx Partner	5,444	7,548	(2,104)	(28)%
OTC Partner	1,474	3,127	(1,653)	(53)%
Research Partner	6,769	9,769	(3,000)	(31)%

Total revenues	256,333	223,907	32,426	14%

Cost of revenues	133,584	110,431	23,153	21%

Gross profit	122,749	113,476	9,273	8%

Operating expenses:
Research and development	22,798	23,242	(444)	(2)%
Patent litigation	6,952	3,983	2,969	75%
Selling, general and administrative	7,692	5,198	2,494	48%

Total operating expenses	37,442	32,423	5,019	15%

Income from operations	$85,307	$81,053	$4,254	5%

Revenues

Total revenues for the Global Division for the six month period ended June 30, 2012, were $256.3 million, an increase of 14% over the same period in 2011, principally resulting from the increase in Global Product sales, net and as discussed below.

Global Product sales, net, were $242.6 million for the six month period ended June 30, 2012, an increase of 19% over the same period in 2011, primarily as a result of higher sales of our authorized generic Adderall XR® and fenofibrate products. With respect to sales of our authorized generic Adderall XR® products, the increase principally resulted from higher product sales due to customer buying patterns and increased deliveries of generic Adderall XR® from our third party supplier compared to the prior year period. Inventory levels of our authorized generic Adderall XR® products remain, however, lower than required to meet our current customer demand. With respect to sales of our fenofibrate products, we experienced an increase resulting from overall higher market growth during the six months ended June 30, 2012.

Rx Partner revenues were $5.4 million for the six month period ended June 30, 2012, a decrease of $2.1 million from the prior year period resulting from lower sales of our generic products marketed through our Strategic Alliance Agreement with Teva.

OTC Partner revenues were $1.5 million for the six month period ended June 30, 2012, with the decrease of $1.7 million from the prior year period resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Research Partner revenues were $6.8 million for the six month period ended June 30, 2012. The decrease of $3.0 million compared to the same period in 2011 resulted from the recognition of a $3.0 million milestone payment in the previous year period. There were no such milestone payments recognized in the six months ended June 30, 2012.

Cost of Revenues

Cost of revenues was $133.6 million for the six month period ended June 30, 2012 and $110.4 million for the prior year period. Cost of revenues increased $23.2 million primarily as a result of higher sales of our Global Products, a $3.5 million charge related to the withdrawal of a product due to a change in the strategic direction of our product portfolio and a $1.7 million charge for an adjustment of another product’s carrying value to the lower of cost or market.

Gross Profit

Gross profit for the six month period ended June 30, 2012 was $122.7 million, or approximately 48% of total revenues, as compared to $113.5 million, or approximately 51% of total revenue, in the prior year period. Gross profit in the current year period decreased, on a percentage basis, when compared to gross profit in the prior year period due primarily to higher sales of our authorized generic Adderall XR® products, a $3.5 million charge related to the withdrawal of a product due to a change in the strategic direction of our product portfolio and a $1.7 million charge for an adjustment of a product’s carrying value to the lower of cost or market. In addition, gross profit in the prior year period includes the $3.0 million milestone payment as described above.

Research and Development Expenses

Total research and development expenses for the six month period ended June 30, 2012 were $22.8 million, a decrease of 2%, as compared to the same period of the prior year. Generic research and development expenses decreased $0.4 million primarily as a result of $1.1 million of higher depreciation expense in the prior year period related to equipment used in research and development activities partially offset by higher spending on bio-studies of $0.7 million in the current year period.

Patent Litigation Expenses

Patent litigation expenses for the six month period ended June 30, 2012 and 2011 were $7.0 million and $4.0 million, respectively, with the increase resulting from legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2012 were $7.7 million, a 48% increase over the same period in 2011. The increase resulted primarily from higher marketing expenses of $0.9 million, $1.0 million in higher executive-level compensation costs as a result of vacancies during the prior year period and $0.8 million in increased business development activity.

Impax Division

The following table sets forth results of operations for the Impax Division for the six month period ended June 30, 2012 and 2011:

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
Revenues:
Impax Product sales, net	$28,091	$—	$28,091	nm
Rx Partner	2,875	2,875	—	—
Promotional Partner	7,070	7,070	—	—
Research Partner	659	659	—	—

Total revenues	38,695	10,604	28,091	265%

Cost of revenues	21,068	5,841	15,227	261%

Gross profit	17,627	4,763	12,864	270%

Operating expenses:
Research and development	15,887	20,227	(4,340)	(21)%
Selling, general and administrative	9,768	2,483	7,285	293%

Total operating expenses	25,655	22,710	2,945	13%

Loss from operations	$(8,028)	$(17,947)	$9,919	55%

nm-not meaningful

Revenues

Total revenues were $38.7 million for the six month period ended June 30, 2012 an increase of $28.1 million over the same period in the prior year due to sales of our Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012. Rx Partner revenue includes the recognition of the $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period currently estimated to be the 24 month period ending December 2012. In addition, under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. we received an initial $10.0 million up-front payment which we are recognizing as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017.

Cost of Revenues

Cost of revenues was $21.1 million for the six month period ended June 30, 2012, and increased $15.2 million over the prior year period primarily as a result of the commencement of sales of our Impax-labeled Zomig® tablets during the three month period ended June 30, 2012.

Gross Profit

Gross profit for the six month period ended June 30, 2012 was $17.6 million, an increase of $12.9 million over the prior year period resulting primarily from the commencement of sales of our Impax-labeled Zomig® tablets during the three month period ended June 30, 2012.

Research and Development Expenses

Total research and development expenses for the six month period ended June 30, 2012 were $15.9 million, a decrease of 21%, as compared to $20.2 million in the prior year period. The decrease was principally driven by a reduction in research and development expenses related to our branded product initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.8 million for the six month period ended June 30, 2012, an increase of $7.3 million as compared to $2.5 million in the prior period. The increase primarily related to $3.4 million of higher sales and marketing expenses related to Zomig®, which we launched in April 2012, $1.8 million in pre-launch marketing expenses related to IPX066, increased compensation costs related to the expansion of the sales and marketing group of $1.5 million, and $0.3 million related to higher business development activities.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the six month period ended June 30, 2012 and 2011:

	Six Months Ended
	June 30, 2012	June 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
General and administrative expenses	$28,643	$24,407	4,236	17%

Loss from operations	(28,643)	(24,407)	(4,236)	(17)%

Other income (expense), net	(175)	(540)	365	68%
Interest income	499	611	(112)	(18)%
Interest expense	(462)	(28)	(434)	nm
Loss before income taxes	(28,781)	(24,364)	(4,417)	(18)%
Provision for income taxes	$17,531	$12,358	5,173	42%

nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the six month period ended June 30, 2012 were $28.6 million, a 17% increase over the same period in 2011. The increase was principally driven by $1.9 million of severance-related charges in the current year period, higher employee compensation expenses of $1.6 million as a result of a higher number of employees over the prior year period, and higher information technology expenses of $0.5 million.

Other Income (Expense), net

Other expense, net for the six month period ended June 30, 2012 decreased principally from realized exchange rate gains and losses on foreign currency denominated transactions. In the six month period ended June 30, 2012, foreign currency denominated transactions resulted in a realized loss of $0.16 million as compared to a realized loss of $0.4 million in the prior year period.

Interest Income

Interest income in the six month period ended June 30, 2012 was $0.5 million, with a period over period decrease resulting from lower average balances of short-term investments.

Interest Expense

Interest expense in the six month period ended June 30, 2012 was $0.5 million, representing an increase of $0.4 million over the prior year period which was the result of an accrual for estimated interest payable to the IRS related to adjustments to our 2009 U.S. federal income tax return.

Income Taxes

During the six month period ended June 30, 2012, we recorded an aggregate tax provision of $17.5 million for U.S. domestic income taxes and for foreign income taxes. In the six month period ended June 30, 2011, we recorded an aggregate tax provision of $12.4 million for U.S. domestic income taxes and for foreign income taxes. The increase in the tax provision resulted from higher income before taxes in the six month period ended June 30, 2012 as compared to the same period in the prior year. The effective tax rate of 36% for the six month period ended June 30, 2012 was higher than the effective tax rate of 32% for the prior year period primarily as a result of the lack of a federal research and development tax credit in the current year period and higher foreign taxes related to our Taiwan-based operations.

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

Cash and Cash Equivalents

At June 30, 2012, we had $184.6 million in cash and cash equivalents, an increase of $80.2 million as compared to December 31, 2011. As more fully discussed below, the increase in cash and cash equivalents during the six month period ended June 30, 2012 was primarily driven by $79.3 million of net cash provided by operating activities.

Cash Flows

Six Month Period Ended June 30, 2012 Compared to the Six Month Period Ended June 30, 2011

Net cash provided by operating activities for the six month period ended June 30, 2012 was $79.3 million, an increase of $94.6 million as compared to the prior year period $15.2 million net cash used in operating activities. The period-over-period increase in net cash provided by operating activities principally resulted from higher cash collections from customers which resulted in lower levels of accounts receivable, as well as higher levels of accounts payable and accrued expenses period-over-period. The balance of accounts receivable was $143.4 million as of June 30, 2012, resulting in a $10.3 million source of cash for the six month period ended June 30, 2012, compared to the same period in the prior year when accounts receivable resulted in a $39.1 million use of cash. In addition, higher levels of accounts payable and accrued expenses resulted in a period-over-period increase of $18.7 million in cash flows. The increase in cash provided by accounts receivable for the six month period ended June 30, 2012, as compared to the prior year period, was primarily the result of higher sales of our authorized generic Adderall XR® and fenofibrate products in the current year period as described above. The increase in cash provided by accounts payable and accrued expenses in the current year period was primarily the result of timing of payments to vendors.

Net cash used in investing activities for the six month period ended June 30, 2012, were $7.5 million, a decrease of $52.7 million as compared to the prior year period of $45.2 million of cash flows provided by investing activities, with the change due to $55.0 million in licensing payments to AstraZeneca and higher capital expenditures of $10.4 million partially offset by a period-over-period $12.7 million increase in cash provided by net maturities of short-term investments. Net maturities of short-term investments during the six month period ended June 30, 2012 resulted in a $72.5 million source of cash, as compared to a $59.7 million source of cash from net purchases of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the six month period ended June 30, 2012 were $25.0 million as compared to $14.6 million for the prior year period. We expect to incur capital expenditures of approximately $78.0 million during the 12 months ending December 31, 2012, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California, and our packaging and distribution facilities in the Commonwealth of Pennsylvania, and the continuing construction of our manufacturing facility in Jhunan, Taiwan, R.O.C.

Net cash provided by financing activities for the six month period ended June 30, 2012 was $8.4 million, representing a decrease of $8.1 million as compared to the prior year period $16.5 million of net cash provided by financing activities. The period-over-period decrease in net cash provided by financing activities was due to a $4.8 million decrease in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, as well as a $3.3 million decrease in the tax benefit related to the exercise of employee stock options as a result of the lower level of exercise activity in the current year period.

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

•

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) requires us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). At June 30, 2012, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Effective with the February 11, 2011 execution of the Credit Agreement discussed above, our former credit agreement under the Amended and Restated Loan and Security Agreement, dated as of December 15, 2005, as amended, between us and the Administrative Agent (as successor by merger to Wachovia Bank, N.A.), and its corresponding commitments were terminated. There were no amounts outstanding under the former credit agreement as of February 11, 2011. During the six month periods ended June 30, 2012 and 2011, unused line fees incurred under each of the credit agreements were $63,000 and $81,000, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

Contractual Obligations

As of June 30, 2012, other than payments due to AstraZeneca under the terms of the Distribution, License, Development and Supply Agreement entered into in January 2012, and payments due to Tolmar under the Development, Supply and Distribution Agreement entered into in June 2012, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. Information concerning the Distribution, License, Development and Supply Agreement with AstraZeneca and the Development, Supply and Distribution Agreement with Tolmar can be found in “Item 1. Financial Statements – Note 13. Alliance and Collaboration Agreements” and is incorporated by reference herein.

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

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2012, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended June 30, 2012.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	5,152 shares of common stock	$24.52	—	—
May 1, 2012 to May 31, 2012	44,482 shares of common stock	$21.20	—	—
June 1, 2012 to June 30, 2012	6,307 shares of common stock	$20.97	—	—

(1)	Represents shares of our common stock we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.	Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.	Mine Safety Disclosures.

Not Applicable.

ITEM 5.	Other Information.

Not Applicable.

ITEM 6.	Exhibits

Exhibit No.	Description of Document

10.1	General Release and Waiver, effective as of July 17, 2012, by and between Arthur A. Koch, Jr. and the Company (1).

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operation for each of the three and six months ended June 30, 2012 and June 30, 2011, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2012 and June 30, 2011, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2012 and June 30, 2011 and (v) Notes to Interim Consolidated Financial Statements.*

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2012	Impax Laboratories, Inc.

	By:	/s/ Larry Hsu, Ph.D.
		Name:	Larry Hsu, Ph.D.
		Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
		Name:	Bryan M. Reasons
		Title:	Vice President, Finance and
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	General Release and Waiver, effective as of July 17, 2012, by and between Arthur A. Koch, Jr. and the Company (1).

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operation for each of the three and six months ended June 30, 2012 and June 30, 2011, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2012 and June 30, 2011, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2012 and June 30, 2011 and (v) Notes to Interim Consolidated Financial Statements.*

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.
*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.