Form 10-Q
period 2012-09-30
IMPAX LABORATORIES INC
filed 2012-11-02
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 26, 2012, there were 68,308,972 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172,692	$104,419
Short-term investments	167,046	241,995
Accounts receivable, net	97,770	153,773
Inventory, net	78,674	54,177
Deferred income taxes	43,170	37,853
Prepaid expenses and other current assets	24,040	7,718
Total current assets	583,392	599,935

Property, plant and equipment, net	171,126	118,158
Other assets	43,388	45,914
Deferred income taxes	21,553	28
Intangible assets, net	54,172	2,250
Goodwill	27,574	27,574
Total assets	$901,205	$793,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,331	$22,955
Accrued expenses	86,549	68,990
Accrued profit sharing and royalty expenses	9,159	40,766
Accrued income taxes payable	6,862	1,126
Accrued product licensing payments	40,000	---
Deferred revenue	12,328	23,024
Total current liabilities	183,229	156,861

Deferred revenue	15,092	17,131
Other liabilities	21,242	16,861
Total liabilities	219,563	190,853

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at September 30, 2012 and December 31, 2011	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 67,853,871 and 66,748,336 shares issued at September 30, 2012 and December 31, 2011, respectively	679	667
Additional paid-in capital	310,984	285,966
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	4,367	1,724
Retained earnings	367,815	316,741
	681,688	602,941
Noncontrolling interest	(46)	65
Total stockholders’ equity	681,642	603,006
Total liabilities and stockholders’ equity	$901,205	$793,859

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Global Product sales, net	$99,463	$97,661	$342,105	$301,124
Impax Product sales, net	43,327	---	71,422	---
Rx Partner	708	14,059	9,027	24,482
OTC Partner	763	879	2,237	4,006
Research Partner	1,326	3,715	8,754	14,143
Promotional Partner	---	3,535	7,070	10,605
Total revenues	145,587	119,849	440,615	354,360
Cost of revenues	67,560	57,195	222,212	173,467
Gross profit	78,027	62,654	218,403	180,893

Operating expenses:
Research and development	20,012	18,839	58,697	62,308
Patent litigation (recovery) expense	(371)	2,114	6,581	6,097
Selling, general and administrative	28,927	16,318	75,030	48,406
Total operating expenses	48,568	37,271	140,308	116,811
Income from operations	29,459	25,383	78,095	64,082
Other income (expense), net	46	69	(129)	(470)
Interest income	272	268	771	879
Interest expense	(145)	(53)	(607)	(81)
Income before income taxes	29,632	25,667	78,130	64,410
Provision for income taxes	9,635	8,486	27,166	20,844
Net income before noncontrolling interest	19,997	17,181	50,964	43,566
Add back loss attributable to noncontrolling interest	40	39	110	67
Net income	$20,037	$17,220	$51,074	$43,633

Net Income per share:
Basic	$0.30	$0.27	$0.78	$0.68
Diluted	$0.29	$0.26	$0.75	$0.65
Weighted average common shares outstanding:
Basic	65,797,722	64,387,413	65,451,926	63,937,796
Diluted	68,366,849	66,986,758	68,230,487	67,318,658

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$20,037	$17,220	$51,074	$43,633
Currency translation adjustments	2,160	(2,213)	2,643	(1,392)
Comprehensive income	$22,197	$15,007	$53,717	$42,241

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net income	$51,074	$43,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,273	11,903
Recognition of deferred charge-Zomig® royalty	24,997	---
In-process research and development charge	1,550	---
Accretion of interest income on short-term investments	(473)	(665)
Income taxes	(23,437)	4,464
Tax benefit related to the exercise of employee stock options	(3,515)	(6,086)
Deferred revenue	1,738	2,182
Deferred product manufacturing costs	(2,743)	(1,275)
Recognition of deferred revenue	(16,236)	(19,489)
Amortization of deferred product manufacturing costs	2,775	2,494
Accrued profit sharing and royalty expense	67,427	67,210
Payments of profit sharing and royalty expense	(99,034)	(58,759)
Share-based compensation expense	12,146	9,632
Bad debt expense	---	163
Changes in certain assets and liabilities:
Accounts receivable	56,003	(24,112)
Inventory	(24,497)	(5,577)
Prepaid expenses and other assets	47,446	(9,606)
Accounts payable and accrued expenses	23,019	(6,871)
Other liabilities	5,774	1,213
Net cash provided by operating activities	147,287	10,454

Cash flows from investing activities:
Purchase of short-term investments	(177,461)	(280,602)
Maturities of short-term investments	252,883	316,277
Purchases of property, plant and equipment	(58,618)	(18,433)
Payments for product licensing rights	(111,000)	---
Net cash (used in) provided by investing activities	(94,196)	17,242

Cash flows from financing activities:
Tax benefit related to the exercise of employee stock options and restricted stock	3,515	6,086
Proceeds from exercise of stock options and ESPP	11,667	12,632
Net cash provided by financing activities	15,182	18,718

Net increase in cash and cash equivalents	68,273	46,414
Cash and cash equivalents, beginning of period	104,419	91,796
Cash and cash equivalents, end of period	$172,692	$138,210

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended
(in $000’s)	September 30, 2012	September 30, 2011
Cash paid for interest	$15	$151
Cash paid for income taxes	$39,268	$18,421

Accrued vendor invoices of approximately $6,677,000 and $5,941,000 at September 30, 2012 and 2011, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.  Depreciation expense was $3,764,000 and $3,361,000 for the three months ended September 30, 2012 and 2011, respectively, and was $10,577,000 and $11,360,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories.

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including two research and development center facilities, and a manufacturing facility. Additionally, the Company leases three facilities in Hayward and Fremont, utilized for additional research and development, administrative services, and equipment storage. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items.  While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at September 30, 2012. All significant intercompany accounts and transactions have been eliminated.

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

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, and product and clinical trial liability.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 450, "Contingencies", the Company records accrued loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated.  The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized.

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

The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services, among others. In exchange for these deliverables, the Company receives payments from its alliance agreement partners for product shipments and/or the provision of research and development services, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments.  Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective alliance agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the alliance agreement partners may negotiate with their respective customers.  The Company records the alliance agreement partner's adjustments to such estimated amounts in the period the alliance agreement partner reports the amounts to the Company.

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

Promotional Partner:
The “Promotional Partner” line item of the statement of operations includes revenue recognized under a promotional services agreement with unrelated third-party pharmaceutical companies.  The promotional services agreement obligated the Company to provide physician detailing sales calls services to promote its partners’ branded drug products over multiple periods.  In exchange for this service, the Company received fixed fees generally based on either the number of sales force representatives utilized in providing the services, or the number of sales calls made up to contractual maximum amounts.  The Company recognized revenue from providing physician detailing sales calls services as the services were provided in the period when they were earned. The Company’s obligation to provide physician detailing sales calls under the promotional services agreement ended on June 30, 2012.

Shipping and Handling Fees and Costs
Shipping and handling fees related to sales transactions are recorded as selling expense.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards ("IFRS") fair value measurement standard aimed at updating IFRS to conform to U.S. GAAP. The new FASB guidance will result in some additional disclosure requirements; however, it does not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure.  The Company was required to adopt this guidance on January 1, 2012, and it did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments.  The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. The Company is required to adopt this guidance on January 1, 2013, and does not expect adoption to have a material impact on the Company’s consolidated financial statements.

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

A summary of short-term investments as of September 30, 2012 and December 31, 2011 follows:

(in $000’s)	Amortized	Gross Unrecognized	Gross Unrecognized	Fair
September 30, 2012	Cost	Gains	Losses	Value
Commercial paper	$63,289	$33	$--	$63,322
Government sponsored enterprise obligations	33,335	5	--	33,340
Corporate bonds	70,422	26	(3)	70,445
Total short-term investments	$167,046	$64	$(3)	$167,107

(in $000’s)	Amortized	Gross Unrecognized	Gross Unrecognized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Commercial paper	$69,341	$17	$(5)	$69,353
Government sponsored enterprise obligations	100,928	32	(13)	100,947
Corporate bonds	58,219	5	(33)	58,191
Certificates of deposit	13,507	1	(1)	13,507
Total short-term investments	$241,995	$55	$(52)	$241,998

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	September 30, 2012	December 31, 2011
Gross accounts receivable	$172,621	$210,557
Less: Rebate reserve	(41,160)	(29,164)
Less: Chargeback reserve	(25,352)	(22,161)
Less: Other deductions	(8,339)	(5,459)
Accounts receivable, net	$97,770	$153,773

A roll forward of the rebate and chargeback reserves activity for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

(in $000’s) Rebate reserve	September 30, 2012	December 31, 2011
Beginning balance	$29,164	$23,547
Provision recorded during the period	80,548	79,697
Credits issued during the period	(68,552)	(74,080)
Ending balance	$41,160	$29,164

(in $000’s) Chargeback reserve	September 30, 2012	December 31, 2011
Beginning balance	$22,161	$14,918
Provision recorded during the period	149,947	166,504
Credits issued during the period	(146,756)	(159,261)
Ending balance	$25,352	$22,161

Other deductions include allowance for uncollectible amounts and cash discounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts.  The Company had an allowance for uncollectible amounts of $548,000 and $612,000 at September 30, 2012 and December 31, 2011, respectively.

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

Inventory, net of carrying value reserves at September 30, 2012 and December 31, 2011 consisted of the following:

(in $000’s)	September 30, 2012	December 31, 2011
Raw materials	$30,497	$32,454
Work in process	4,215	5,046
Finished goods	49,317	24,947
Total inventory	84,029	62,447
Less: Non-current inventory	5,355	8,270
Total inventory-current	$78,674	$54,177

Inventory carrying value reserves were $9,253,000 and $5,533,000 at September 30, 2012 and December 31, 2011, respectively.

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

When the Company concludes that FDA approval is expected within approximately six months for a drug product candidate, the Company may begin to schedule manufacturing process validation studies as required by FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of unapproved product inventory pending final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase its commercial product opportunity, and FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor.  The carrying value of unapproved product inventory, net was $7,321,000 and $3,726,000 at September 30, 2012 and December 31, 2011, respectively.  The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory, and in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in the Company’s favor.  If any of these risks were to materialize and the launch of the unapproved product inventory delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved.

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

(in $000’s)	September 30, 2012	December 31, 2011
Deferred charge-Zomig® royalty	$14,893	$	---
Other prepaid expenses	9,147		7,718
Prepaid expenses and other current assets	$24,040		$7,718

Receivable from AstraZeneca
Under the terms of the AZ Agreement, AstraZeneca is required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products (“transition payments”) during the period between January 1, 2012 and the date the Company begins commercialization of the products (“transition period”).  The transition payments have been estimated and accounted for as a reduction of the aggregate amount of $130,000,000 to be paid by the Company to AstraZeneca during 2012.  The Company has received transition payments from AstraZeneca aggregating $46,240,000 through September 30, 2012.  Information concerning the AZ Agreement can be found in Note 13 “Alliance and Collaboration Agreements.”

Deferred Charge-Zomig® Royalty
Under the terms of the AZ Agreement, the Company is obligated to begin royalty payments to AstraZeneca on sales of Impax-labeled Zomig® products sold on or after January 1, 2013.  The Company has determined the aggregate amount of $130,000,000 paid by the Company to AstraZeneca during 2012 under the AZ Agreement includes a royalty component for sales of Impax-labeled Zomig® products sold by the Company during 2012.  The Company has recorded $24,997,000 of royalty expense related to sales of Impax-labeled Zomig® products during the nine months ended September 30, 2012, and such royalty expense is included in cost of revenues on the consolidated statement of operations. The balance of $14,893,000 will be expensed during the fourth quarter of 2012.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	September 30, 2012	December 31, 2011
Land	$5,773	$5,773
Buildings and improvements	88,453	86,084
Equipment	109,293	75,589
Office furniture and equipment	9,970	8,910
Construction-in-progress	42,207	16,602
Property, plant and equipment, gross	255,696	192,958
Less: Accumulated depreciation	(84,570)	(74,800)
Property, plant and equipment, net	$171,126	$118,158

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at September 30, 2012 and December 31, 2011, and the Company attributes the entire carrying amount of goodwill to the Global Division.  Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value.  The Company concluded the carrying value of goodwill was not impaired as of December 31, 2011.

Intangible assets consisted of the following:

(in $000’s)	Initial	Accumulated	Carrying
September 30, 2012	Cost	Amortization	Value
Amortized intangible assets:
Zomig® product rights	$43,870	$(10,968)	$32,902
Tolmar product rights	19,450	(430)	19,020
Other product rights	2,250	---	2,250
Total intangible assets	$65,570	$(11,398)	$54,172

(in $000’s)	Initial	Accumulated		Carrying
December 31, 2011	Cost	Amortization		Value
Amortized intangible assets:
Zomig® product rights	$ ---	$	---	$ ---
Tolmar product rights	---		---	---
Other product rights	2,250		---	2,250
Total intangible assets	$2,250	$	---	$2,250

The Zomig® product rights are being amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet, over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet, and over a period of 72 months starting in July 2012.  In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”).  Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending approval at the FDA, in the United States and its territories.  Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products.  Information concerning the Tolmar Agreement can be found in Note 13 “Alliance and Collaboration Agreements.” The Tolmar product rights will be amortized over the remaining estimated useful lives of the underlying products, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the three months ended September 30, 2012.  Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA.  The Company will either commence amortization of the cost of these product rights over their estimated useful life upon FDA approval and commercialization, or will expense the related costs immediately upon failure to obtain FDA approval.  Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $6,902,000 and $11,398,000 for the three and nine month periods ending September 30, 2012, respectively.

The following schedule shows the expected amortization of the Zomig® and Tolmar product rights for the next five years and thereafter:

(in $000s)	Amortization Expense
2012	$6,959
2013	14,378
2014	4,766
2015	4,766
2016	4,766
Thereafter	16,287
Totals	$51,922

10. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

	September 30,	December 31,
(in $000’s)	2012	2011
Payroll-related expenses	$20,433	$16,975
Product returns	24,285	24,101
Medicaid rebates	23,137	17,479
Physician detailing sales force fees	1,969	1,655
Legal and professional fees	9,599	5,071
Shelf stock price protection	613	684
Other	6,513	3,025
Total accrued expenses	$86,549	$68,990

Product Returns
The Company maintains a return policy to allow customers to return product within specified guidelines.  At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products sales channel.  Sales of product under the Rx Partner and the OTC Partners alliance and collaboration agreements are generally not subject to returns.  A roll forward of the product return reserve for the nine month period ended September 30, 2012 and the year ended December 31, 2011, is as follows:

(in $000’s)	September 30,	December 31,
Returns Reserve	2012	2011
Beginning balance	$24,101	$33,755
Provision related to sales recorded in the period	3,175	688
Credits issued during the period	(2,991)	(10,342)
Ending balance	$24,285	$24,101

Taiwan Facility Construction
The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of September 30, 2012, the Company had remaining obligations under these contracts of approximately $11,396,000.

Purchase Order Commitments
As of September 30, 2012, the Company had $31,910,000 of open purchase order commitments, primarily for raw materials.  The terms of these purchase order commitments are less than one year in duration.

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

During the nine month period ended September 30, 2012, the Company recognized an aggregate consolidated tax provision of $27,166,000 for United States domestic and foreign income taxes.  In the nine month period ended September 30, 2011, the Company recognized an aggregate consolidated tax provision of $20,844,000 for United States domestic and foreign income taxes.  The increase in the tax provision resulted from higher consolidated income before taxes in the nine month period ended September 30, 2012, as compared to the same period in the prior year. The effective tax rate of 35% for the nine month period ended September 30, 2012 was higher than the effective tax rate of 32% for the prior year period primarily as a result of the lack of a federal research and development tax credit in the current year period partially offset by an increase in the domestic manufacturing deduction and a decrease in state income taxes due to favorable state legislative changes.

12. REVOLVING LINE OF CREDIT

The Company has a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Administrative Agent”).  The Credit Agreement provides the Company with a revolving line of credit in the aggregate principal amount of up to $50,000,000 (the “Revolving Credit Facility”).  Under the Revolving Credit Facility, up to $10,000,000 is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis.  Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes.  The Company has not yet borrowed any amounts under the Revolving Credit Facility.

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

•
The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement).  As of September 30, 2012, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Shire License and Distribution Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010.  The Company commenced sales of the AG Product in October 2009.  Under the terms of the Shire License and Distribution Agreement, Shire is responsible for manufacturing the AG Product, and the Company is responsible for marketing and sales of the AG Product.  The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company accrued a profit share payable to Shire of $66,951,000 and $66,787,000 on sales of the AG Product during the nine month period ended September 30, 2012 and 2011, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar.  Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending approval at the FDA, in the United States and its territories.  Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products.  The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.  The Company paid Tolmar a $21,000,000 up-front payment upon signing of the agreement and a $1,000,000 milestone payment in the nine months ended September 30, 2012.  The Company has the potential to pay up to $24,000,000 in additional contingent milestone payments if certain commercialization and regulatory events occur.  The up-front payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012.  The amortization of the Tolmar product rights will be included as a component of cost of revenues on the consolidated statement of operations.  The Company initially allocated $1,550,000 of the up-front payment to two products which are still in development and has recorded such amount as in-process research and development expense in its results of operations for the nine months ended September 30, 2012. The Company similarly recorded the $1,000,000 milestone paid in the nine months ended September 30, 2012 as a research and development expense. Contingent milestone payments will be initially recognized in the period the triggering event occurs.  Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights.  Milestone payments which are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product.

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

The following tables show the additions to and deductions from deferred revenue under the Teva Agreement:

(in $000’s)	Nine Months Ended September 30,	Inception Through December 31,
Deferred revenue	2012	2011
Beginning balance	$3,705	$ ---
Additions:
Product related and cost sharing	---	427,916
Exclusivity charges	---	(50,600)
Other	---	12,527
Total additions	$ ---	$389,843
Less: Amount recognized	(982)	(189,698)
Accounting adjustment	---	(196,440)
Total deferred revenue	$2,723	$3,705

OTC Partners Alliance Agreements

The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

(in $000’s)	Nine Months Ended September 30,	Inception Through December 31,
Deferred revenue	2012	2011
Beginning balance	$9,683	$ ---
Additions	1,487	100,030
Less: amount recognized	(2,126)	(90,347)
Total deferred revenue	$9,044	$9,683

(in $000’s)	Nine Months Ended September 30,	Inception Through December 31,
Deferred product manufacturing costs	2012	2011
Beginning balance	$8,846	$--
Additions	2,558	82,814
Less: amount recognized	(2,729)	(73,968)
Total deferred product manufacturing costs	$8,675	$8,846

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Joint Development Agreement with Medicis Pharmaceutical Corporation

The Joint Development Agreement provides for the Company and Medicis to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Medicis’s SOLODYN® product.  The parties are currently collaborating on three of the four generic products and on the branded advanced form product.  Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Medicis in December 2008.  The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Medicis in March 2009 and September 2009, a $2,000,000 milestone payment paid by Medicis in December 2009, and a $3,000,000 milestone payment paid by Medicis in March 2011.  The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Medicis of its advanced form SOLODYN® brand product.  Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Medicis a gross profit share on sales of such products.  The Company began selling one of the four generic dermatology products during the year ended December 31, 2011. During the three months ended September 30, 2012, the Company extended the revenue recognition period for the Medicis Agreement from the previous recognition period ending in November 2012 to November 2013, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced periodic amount of revenue recognized in the current and future periods.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License, Development and Commercialization Agreement & Supply Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”).  Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize the Company’s late-stage branded pharmaceutical product candidate, IPX066, throughout the world, except in the U.S. and Taiwan, and certain follow-on products at the option of GSK. GSK paid an $11,500,000 up-front payment in December 2010 and the Company has the potential to receive up to $169,000,000 of contingent milestone payments which includes $10,000,000 contingent upon the achievement of clinical events, $29,000,000 contingent upon the achievement of regulatory events, and $130,000,000 contingent upon the achievement of commercialization events.  The Company believes all milestones under the agreement with GSK are substantive.  The up-front payment has been deferred and is being recognized as revenue on a straight-line basis over the Company’s expected period of performance to provide research and development services, which is estimated to be the 24 month period ending December 31, 2012.  The Company will also receive royalty payments on any sales of IPX066 by GSK.  The Company and GSK will generally each bear its own development costs associated with its activities under the License, Development and Commercialization Agreement, except that certain development costs, including with respect to follow-on products, will be shared, as set forth in the agreement. The agreement with GSK also gives GSK the option to obtain development and commercialization rights to a future product for a one-time payment to the Company of $10,000,000.  The License, Development and Commercialization Agreement will continue until GSK no longer has any royalty payment obligations to the Company, or if the agreement is terminated earlier in accordance with its terms.  The License, Development and Commercialization Agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the agreement.

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

During the nine months ended September 30, 2012, the Company made payments totaling $90,000,000 to AstraZeneca pursuant to the AZ Agreement.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, the Company and Endo Pharmaceuticals, Inc. ("Endo") entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead brand product candidate ("Endo Agreement Product").  Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $10,000,000 up-front payment.  The Company has the potential to receive up to an additional $30,000,000 of contingent milestone payments, which includes $15,000,000 contingent upon the achievement of clinical events, $5,000,000 contingent upon the achievement of regulatory events, and $10,000,000 contingent upon the achievement of commercialization events.  The Company believes all milestones under the Endo Agreement are substantive.  Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists.  The Company and Endo also entered into a Settlement and License Agreement in June 2010 (the “Endo Settlement Agreement”) pursuant to which Endo agreed to make a payment to the Company should Prescription Sales of Opana® ER (as defined in the Endo Settlement Agreement) fall below a predetermined contractual threshold in the quarter immediately prior to the Company launching a generic version of Opana® ER.

The Company is recognizing the $10,000,000 up-front payment as revenue on a straight-line basis over a period of 91 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company's NDA.  The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue.”  Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance.

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

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) ("Pfizer Co-Promotion Agreement").  The Company’s obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012.  Prior to such time, the Company had received a fixed fee, effective January 1, 2010, for providing such physician detailing sales call services within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis.  Pfizer owns the product and was responsible for all pricing and marketing literature as well as product manufacture and fulfillment.  The Company recognized the physician detailing sales force fee revenue as the related services were performed and the performance obligations were met.  The Company recognized $7,070,000 and $10,605,000 in the nine month period ended September 30, 2012 and 2011, respectively, under the Pfizer Co-Promotion Agreement, with such amounts presented in the line item “Promotional Partner” revenue on the consolidated statement of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000’s)	2012	2011	2012	2011
Manufacturing expenses	$559	$548	$1,726	$1,479
Research and development	1,163	1,086	3,462	3,174
Selling, general & administrative	2,101	1,864	6,958	4,979
Total	$3,823	$3,498	$12,146	$9,632

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2011	5,073,097	$11.76
Options granted	278,500	$20.90
Options exercised	(983,276)	$11.23
Options forfeited	(109,362)	$16.86
Outstanding at September 30, 2012	4,258,959	$12.68
Options exercisable at September 30, 2012	3,057,035	$11.29

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

A summary of the Company’s non-vested restricted stock awards is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2011	1,663,911	$17.20
Granted	321,250	$21.39
Vested	(292,362)	$12.20
Forfeited	(124,180)	$18.90
Non-vested at September 30, 2012	1,568,619	$18.78

The Company grants restricted stock awards to certain eligible employees and directors as a component of its long-term incentive compensation program.  The restricted stock award grants are made in accordance with the Company’s 2002 Plan, and typically specify that the underlying shares of common stock under the restricted stock awards are not issued until they vest.  The restricted stock awards generally vest ratably over a three or four year period from the date of grant.

14. SHARE-BASED COMPENSATION (continued)

As of September 30, 2012, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $31,854,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.13 years.  As of September 30, 2012, the Company estimated 3,770,400 stock options and 1,388,700 shares of restricted stock granted to employees which were vested or expected to vest.  The intrinsic value of stock options exercised during the nine month periods ended September 30, 2012 and 2011 was $11,484,000 and $17,747,000, respectively.  The total fair value of restricted stock awards which vested during the nine month periods ended September 30, 2012 and 2011 was $3,563,000 and $1,889,000, respectively.  As of September 30, 2012, the Company had 1,730,629 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

15. STOCKHOLDERS’ EQUITY

Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock.  Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors.  The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the nine month periods ended September 30, 2012 and 2011, the Company did not issue any preferred stock.

Common Stock
The Company’s certificate of incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

16. EARNINGS PER SHARE

The Company's earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of shares of common stock outstanding for the period, along with diluted net income per share, computed by dividing net income by the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period.  A reconciliation of basic and diluted net income per share of common stock for the three and nine month periods ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000’s except per share amounts)	2012	2011	2012	2011

Numerator:
Net income	$20,037	$17,220	$51,074	$43,633

Denominator:
Weighted average common shares outstanding	65,797,722	64,387,413	65,451,926	63,937,796

Effect of dilutive stock options and restricted stock awards	2,569,127	2,599,345	2,778,561	3,380,862

Diluted weighted average common shares outstanding	68,366,849	66,986,758	68,230,487	67,318,658

Basic net income per share	$0.30	$0.27	$0.78	$0.68
Diluted net income per share	$0.29	$0.26	$0.75	$0.65

For the three month periods ended September 30, 2012 and 2011, the Company excluded 769,335 and 1,383,556, respectively, and for the nine month periods ended September 30, 2012 and 2011, the Company excluded 911,274 and 1,050,543, respectively, of shares issuable upon the exercise of stock options and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive.  Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

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

The Impax Division is engaged in the development of proprietary branded pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (CNS) disorders. The Impax Division is also engaged in product commercialization and co-promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by other unrelated third-party pharmaceutical entities, such as the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories.  Additionally, the Company generates revenue in its Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Research Partner” on the consolidated statement of operations. The Company also generates revenue in its Impax Division under a License, Development and Commercialization Agreement with another unrelated third-party pharmaceutical company, and reports such revenue in the line item “Rx Partner” on the consolidated statement of operations.

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes.  Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker.  Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.”  The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of "Revenue Recognition" and in the “Summary of Significant Accounting Policies” in the Company's Form 10-K for the year ended December 31, 2011.  The Company has no inter-segment revenue.

17. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2012	Division	Division	and Other	Company
Revenues, net	$100,430	$45,157	$ ---	$145,587
Cost of revenues	44,106	23,454	---	67,560
Research and development	12,392	7,620	---	20,012
Patent litigation (recovery) expense	(371)	---	---	(371)
Income (loss) before provision for income taxes	$40,513	$1,585	$(12,466)	$29,632

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2011	Division	Division	and Other	Company
Revenues, net	$114,546	$5,303	$ ---	$119,849
Cost of revenues	54,196	2,999	---	57,195
Research and development	11,487	7,352	---	18,839
Patent litigation expense	2,114	---	---	2,114
Income (loss) before provision for income taxes	$43,055	$(6,680)	$(10,992)	$25,667

(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2012	Division	Division	and Other	Company
Revenues, net	$356,759	$83,856	$ ---	$440,615
Cost of revenues	177,690	44,522	---	222,212
Research and development	35,190	23,507	---	58,697
Patent litigation expense	6,581	---	---	6,581
Income (loss) before provision for income taxes	$125,816	$(6,439)	$(41,247)	$78,130

(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2011	Division	Division	and Other	Company
Revenues, net	$338,453	$15,907	$ ---	$354,360
Cost of revenues	164,627	8,840	---	173,467
Research and development	34,728	27,580	---	62,308
Patent litigation expense	6,097	---	---	6,097
Income (loss) before provision for income taxes	$124,109	$(24,629)	$(35,070)	$64,410

Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $127,970,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at September 30, 2012.

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

Under federal law, when a drug developer files an ANDA for a generic drug seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 day period, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic drug developer, or 30 months from the date the notice was received, whichever is sooner. Lawsuits have been filed against the Company in connection with the Company’s Paragraph IV certifications seeking an order delaying the approval of the Company’s ANDA until expiration of the patent(s) at issue in the litigation.

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

18. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

Pfizer Inc., et aI. v. Impax Laboratories, Inc. (Tolterodine LA)

In March 2008, Pfizer Inc., Pharmacia & Upjohn Company LLC, and Pfizer Health AB (collectively, “Pfizer”) filed a complaint against the Company in the U.S. District Court for the Southern District of New York, alleging the Company’s filing of an ANDA relating to Tolterodine Tartrate Extended Release Capsules, 4 mg, generic to Detrol® LA, infringes three Pfizer patents. The Company filed an answer and counterclaims seeking declaratory judgment of non-infringement, invalidity, or unenforceability with respect to the patents in suit. In April 2008, the case was transferred to the U.S. District Court for the District of New Jersey. On September 3, 2008, an amended complaint was filed alleging infringement based on the Company’s ANDA amendment adding a 2mg strength. For one of the patents-in-suit, U.S. Patent No. 5,382,600 (the “600 patent”), expiring on September 25, 2012 with pediatric exclusivity, the Company agreed by stipulation to be bound by the decision in Pfizer Inc. et al. v. Teva Pharmaceuticals USA, Inc., Case No. 04-1418 (D. N.J.). After the court conducted a bench trial, in January 2010, it found the 600 patent not invalid. That decision was appealed to the U.S. Court of Appeals for the Federal Circuit, and in July 2011 the appeal was withdrawn, making the trial court decision final and binding on the Company. The parties have settled, and the case was dismissed on August 22, 2012.

Warner Chilcott Company, LLC., et.al. v. Impax Laboratories, Inc. (Doxycycline Hyclate)

In December 2008, Warner Chilcott Company, LLC, Warner Chilcott (US), LLS and Mayne Pharma International Pty. Ltd. (together, “Warner Chilcott”) filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Hyclate Delayed Release Tablets, 75 mg and 100 mg, generic to Doryx®. The Company filed an answer and counterclaim. Thereafter, in March 2009, Warner Chilcott filed another lawsuit in the same jurisdiction, alleging patent infringement for the filing of the Company’s ANDA for the 150 mg strength. A Markman hearing was held and a decision was issued in July 2011. A bench trial was conducted starting on February 1, 2012. In April 2012, the District Court issued its decision finding that the patent in both suits was not infringed by the Company’s ANDAs and that the patent was not invalid. Warner Chilcott appealed the district court’s non-infringement decision. On September 7, 2012, the United States Court of Appeals for the Federal Circuit affirmed the district court’s decision of non-infringement.

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

On November 8, 2011, the District Court expressly named the Company in an order enjoining it from engaging in the commercial use, offer for sale, or sale within the United States of any generic Amrix®. On November 22, 2011, the Company filed a motion to reargue and modify the injunction. Plaintiffs responded on December 9, 2011, with a motion for declaratory judgment, seeking a declaration that Impax does not have the right to sell generic Amrix®. The Company responded on December 20, 2011, and moved to enforce the terms of a settlement agreement entered into with plaintiffs that it claims grants the Company the right to sell generic Amrix®. On March 15, 2012, the District Court denied the Company’s motion and refused to modify the injunction. The Company appealed the order and a hearing was held on September 6, 2012. The Company remains enjoined, pending a decision on the appeal.

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Hydrochloride)

In March 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Hydrochloride Tablets, 400 mg and 800 mg, generic to Renagel®. The Company filed an answer and counterclaim. The parties have settled, and the case was dismissed on September 10, 2012.

18. LEGAL AND REGULATORY MATTERS (continued)

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Carbonate)

In April 2009, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Tablets, 800 mg, generic to Renvela®. The Company filed an answer and counterclaim. The parties have settled, and the case was dismissed on September 10, 2012.

Genzyme Corporation v. Impax Laboratories, Inc. (Sevelamer Carbonate Powder)

In July 2010, Genzyme Corporation filed suit against the Company in the U.S. District Court for the District of Maryland, alleging patent infringement for the filing of the Company’s ANDA relating to Sevelamer Carbonate Powder, 2.4 g and 0.8 g packets, generic to Renvela® powder. The Company filed an answer and counterclaim. The parties have settled, and the case was dismissed on September 10, 2012.

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc., et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma and Supernus against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the U.S. District Court for the District of Delaware on the issues of patent infringement and validity. In August 2011, the Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, which expires in December 2027, infringed and not invalid. After proceedings related to the remedy, on June 8, 2012, the Court entered final judgment with respect to that litigation. On June 22, 2012, the Court entered its final judgment with respect to the Company. All parties filed notices of appeal and/or cross-appeal in July 2012. The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation.

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

Abbott Laboratories, et al. v. Impax Laboratories, Inc. (Niacin-Simvastatin)

In November 2010, Abbott Laboratories and Abbott Respiratory LLC filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Niacin-Simvastatin Tablets, 1000/20 mg, generic to Simcor®. The Company filed an answer and counterclaim. The parties have settled, and the case was dismissed on September 11, 2012.

ALZA Corp., et al. v. Impax Laboratories, Inc., et al. (Methylphenidate)

In November 2010, ALZA Corp., Ortho-McNeil-Janssen Pharmaceuticals, Inc. (together, “ALZA”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement for the filing of the Company’s ANDA relating to Methylphenidate Hydrochloride Tablets, 54 mg, generic to Concerta®. Another complaint was subsequently filed to allege infringement of the 18, 27 and 36 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company has filed its answers and counterclaims to both complaints. The parties have settled, and the case was dismissed on September 14, 2012.

Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)

In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company filed its answer and counterclaims. In March 2012, Shire dedicated one of the patents-in-suit, U.S. Patent No. 5,854,290, to the public. The Court conducted a Markman hearing on May 30, 2012 and on June 1, 2012, the Court issued an order construing the claims.  On August 8, 2012, the Court granted the Company’s motion for summary judgment of noninfringement on the ‘290 patent. Trial is scheduled for July 8, 2013.

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

Avanir Pharmaceuticals, Inc. et al. v. Impax Laboratories, Inc. (Dextromethorphan/Quinidine)

In August 2011, Avanir Pharmaceuticals, Inc., Avanir Holding Co., and Center for Neurological Study filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta®. The Company filed an answer and counterclaims. On October 8, 2012, Avanir Pharmaceuticals, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement of a new patent, US Patent 8,227,484, issued July 24, 2012, also based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta. The Company filed an answer and counterclaims on October 10, 2012. A claim construction hearing was conducted on October 5, 2012. Discovery is proceeding, and trial is set for September 2013.

GlaxoSmithKline LLC, et al. v. Impax Laboratories, Inc., et al. (Dutasteride/Tamsulosin)

In September 2011, GlaxoSmithKline LLC and SmithKline Beecham Corp. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg, generic of Jalyn®. The Company filed an answer and counterclaim. Discovery is closed.  The Markman hearing was held on September 4, 2012, and a decision is pending. Trial is set for January 28, 2013.

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

Depomed, Inc. v. Impax Laboratories, Inc. (Gabapentin)

In April 2012, Depomed, Inc. filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging patent infringement for the filing of the Company’s ANDA related to Gabapentin Extended-Release Tablets, 300 and 600 mg, generic to Gralise®.  The Company filed an answer and counterclaim.  On October 24, 2012, the parties submitted a stipulation of dismissal based on the withdrawal of the Company’s ANDA.

18. LEGAL AND REGULATORY MATTERS (continued)

Other Litigation Related to the Company’s Business

Budeprion XL Litigation

In June 2009, the Company was named a co-defendant in class action lawsuits filed in California state court in an action titled Kelly v. Teva Pharmaceuticals Indus. Ltd, et al., No. BC414812 (Calif. Superior Crt. L.A. County). Subsequently, additional class action lawsuits were filed in Louisiana (Morgan v. Teva Pharmaceuticals Indus. Ltd, et al., No. 673880 (24th Dist Crt., Jefferson Parish, LA.)), North Carolina (Weber v. Teva Pharmaceuticals Indus., Ltd., et al., No. 07 CV5002556, (N.C. Superior Crt., Hanover County)), Pennsylvania (Rosenfeld v. Teva Pharmaceuticals USA, Inc. et al., No. 2:09-CV-2811 (E.D. Pa.)), Florida (Henchenski and Vogel v. Teva Pharmaceuticals Industries Ltd., et al., No. 2:09-CV-470-FLM-29SPC (M.D. Fla.)), Texas (Anderson v. Teva Pharmaceuticals Indus., Ltd., et al., No. 3-09CV1200-M (N.D. Tex.)), Oklahoma (Brown et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 09-cv-649-TCK-PJC (N.D. OK)), Ohio (Latvala et al. v. Teva Pharmaceuticals Inds., Ltd., et al., No. 2:09-cv-795 (S.D. OH)), Alabama (Jordan v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-709 (Ala. Cir. Crt. Baldwin County)), and Washington (Leighty v. Teva Pharmaceuticals Indus. Ltd et al., No. CV09-01640 (W. D. Wa.)). All of the complaints involve Budeprion XL, a generic version of Wellbutrin XL® that is manufactured by the Company and marketed by Teva, and allege that, contrary to representations of Teva, Budeprion XL is less effective in treating depression, and more likely to cause dangerous side effects, than Wellbutrin XL. The actions are brought on behalf of purchasers of Budeprion XL and assert claims such as unfair competition, unfair trade practices and negligent misrepresentation under state law. Each lawsuit seeks damages in an unspecified amount consisting of the cost of Budeprion XL paid by class members, as well as any applicable penalties imposed by state law, and disclaims damages for personal injury. The state court cases were removed to federal court, and a petition for multidistrict litigation to consolidate the cases in federal court was granted. These cases and any subsequently filed cases will be heard under the consolidated action entitled In re: Budeprion XL Marketing Sales Practices, and Products Liability Litigation, MDL No. 2107, in the United States District Court for the Eastern District of Pennsylvania. The Company filed a motion to dismiss and a motion to certify that order for interlocutory appeal, both of which were denied. Plaintiffs filed a motion for class certification and the Company filed an opposition to that motion. The class certification hearing was held on May 17, 2011. In September 2011, the Company filed a summary judgment motion on the grounds of plaintiffs’ claims are preempted under federal law based on the United States Supreme Court decision in PLIVA v. Mensing. On January 6, 2012, the Company and co-defendant Teva entered into a classwide settlement agreement for all the actions included in the multidistrict litigation. Pursuant to that settlement, the Company has agreed to take certain actions related to the subject product, to pay for class notice and settlement administration, and to reimburse any attorney’s fees or costs awarded by the Court to plaintiffs’ up to a capped amount. The Company has accrued estimated costs related to the settlement of this matter as of March 31, 2012. The settlement was finally approved by the Court on July 2, 2012.  A third party objector to the settlement filed a notice of appeal on July 25, 2012. The State of Texas moved to intervene in the case at the district court on August 7, 2012 and also filed a notice of appeal of the settlement on August 8, 2012. The district court denied the motion for intervention on September 21, 2012.  The appeals of the third party objector and the State of Texas were voluntarily withdrawn and the appeal was dismissed on October 26, 2012.

18. LEGAL AND REGULATORY MATTERS (continued)

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

Civil Investigative Demand from the FTC

On May 2, 2012, the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”) concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation is to determine whether Medicis Pharmaceutical Corporation, the Company, and six other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding SOLODYN® or its generic equivalents and/or (ii) engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. The Company is cooperating with the FTC in producing documents and information in response to the CID. To the knowledge of the Company no proceedings have been initiated against the Company to date, however no assurance can be given as to the timing or outcome of this investigation.

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2012 Quarter Ended:
(in $000’s except shares and per share amounts)	March 31,	June 30,	September 30,
Revenue:
Global Product sales, gross	$185,671	$223,452	$178,630
Less:
Chargebacks	39,155	50,670	47,366
Rebates	20,589	26,847	24,285
Product Returns	(329)	948	305
Other credits	10,045	18,552	7,211
Global Product sales, net	116,211	126,435	99,463

Impax Product sales, net	---	28,091	43,327
Rx Partner	4,416	3,903	708
OTC Partner	691	783	763
Research Partner	3,715	3,713	1,326
Promotional Partner	3,535	3,535	---
Total revenues	128,568	166,460	145,587

Gross profit	62,553	77,823	78,027

Net income	$12,365	$18,672	$20,037

Net income per share (basic)	$0.19	$0.29	$0.30
Net income per share (diluted)	$0.18	$0.27	$0.29

Weighted average common shares outstanding:
Basic	65,122,240	65,482,700	65,797,722
Diluted	67,907,263	67,954,573	68,366,849

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

	2011 Quarter Ended:
(in $000’s except shares and per share amounts)	March 31,	June 30,	September 30,
Revenue:
Global Product sales, gross	$151,832	$181,972	$169,519
Less:
Chargebacks	35,216	39,395	39,690
Rebates	12,709	17,392	18,014
Product Returns	2,706	1,799	552
Other credits	8,863	12,261	13,602
Global Product sales, net	92,338	111,125	97,661

Impax Product sales, net	---	---	---
Rx Partner	4,120	6,303	14,059
OTC Partner	1,943	1,184	879
Research Partner	6,715	3,713	3,715
Promotional Partner	3,535	3,535	3,535
Total revenues	108,651	125,860	119,849

Gross profit	58,537	59,702	62,654

Net income	$13,863	$12,550	$17,220

Net income per share (basic)	$0.22	$0.20	$0.27
Net income per share (diluted)	$0.21	$0.19	$0.26

Weighted average common shares outstanding:
Basic	63,390,527	64,024,483	64,387,413
Diluted	67,044,266	67,654,047	66,986,758

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

Statements included in this Quarterly Report on Form 10-Q not related to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “plans,” ”will,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position and results of operations, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products, reductions or loss of business with any significant customer, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation, increased government scrutiny on our agreements with brand pharmaceutical companies, consumer acceptance and demand for new pharmaceutical products, the difficulty of predicting Food and Drug Administration filings and approvals, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, the availability of raw materials and impact of interruptions in our supply chain, the use of controlled substances in our products, disruptions or failures in our information technology systems and network infrastructure, our reliance on alliance and collaboration agreements, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, our ability to manage our growth, including through potential acquisitions, the restrictions imposed by our credit facility, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, any manufacturing difficulties or delays, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2011.  You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information, except to the extent required by applicable law.

Overview

We are a technology-based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development of branded products. We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”).  The Global Division concentrates its efforts on the development, manufacture, sale and distribution of our generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name.  The Impax Division is currently focused on the development of proprietary brand pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders and the promotion and sale of third-party branded pharmaceutical products through our direct sales force, such as the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca in the United States and in certain U.S. territories.  Each of the Global Division and the Impax Division also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities.

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

As of October 26, 2012, we marketed 106 generic pharmaceutical products representing dosage variations of 35 different pharmaceutical compounds through our Global Division, and 14 other generic pharmaceutical products, representing dosage variations of four different pharmaceutical compounds, through our alliance and collaboration agreement partners.  In addition to a product pipeline of 45 pending applications at the FDA (including applications filed by our alliance and collaboration agreement partners) as of October 26, 2012, we are continuing to evaluate and pursue external growth initiatives including acquisitions and partnerships.

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

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects.  In January 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations. As part of a Distribution, License, Development and Supply Agreement, we also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the U.S. in connection with the Zomig® brand.  With the addition of Zomig® to the promotional product portfolio, we have expanded our specialty sales team during 2012.  In addition to Zomig®, we co-promoted Lyrica® (pregabalin) to neurologists for Pfizer under an amended agreement that expired at the end of June 2012.

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the U.S. or outside the U.S.  We currently have one late-stage branded pharmaceutical product candidate, Rytary™ (IPX066), for which an NDA for the treatment of idiopathic Parkinson’s disease was accepted for filing by the FDA in February 2012.  The Prescription Drug User Fee (“PDUFA”) date for a decision by the FDA is January 21, 2013.  In addition, we have a second branded pharmaceutical program, IPX159, which is currently in a Phase IIb clinical study in patients with moderate to severe Restless Legs Syndrome (“RLS”), which was initiated in December 2011.  IPX159 is an oral controlled-release formulation of a small molecule that has an established pharmacological and safety profile for non-RLS use outside the U.S. and may represent a novel mechanism of action in RLS. We have previously completed a proof of concept study with the compound for IPX159 in RLS.  We also have multiple research projects in early stages of development.  We intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the U.S. Securities & Exchange Commission (SEC) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized manufacturing costs under the Company's several alliance and collaboration agreements.  Actual results may differ from estimated results.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Global Product sales, net, and Impax Product sales, net.  We recognize revenue from direct sales in accordance with SEC Staff Accounting Bulletin No. 104, Topic 13 "Revenue Recognition" (“SAB 104”). We recognize revenue from direct product sales at the time title and risk of loss pass to customers. We provide for accrued provisions for estimated chargebacks, rebates, distribution service fees, product returns and other pricing adjustments in the period we record the related sales.

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

Chargebacks.  We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers.  The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer.  We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers.  The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business.  We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.  The following table is a roll-forward of the activity in the Global Products chargeback reserve for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012	December 31, 2011
	($ in 000’s)
Chargeback reserve
Beginning balance	$22,161	$14,918
Provision recorded during the period	137,190	166,504
Credits issued during the period	(142,526)	(159,261)
Ending balance	$16,825	$22,161

Provision as a percent of gross Global Product sales	23%	23%

As noted in the table above, the provision for chargebacks, as a percent of gross Global Product sales remained relatively consistent period-over-period.

Rebates.  In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel.  The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment.  The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross Global Product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business.  We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date.  The following table is a roll-forward of the activity in the Global Products rebate reserve for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012	December 31, 2011
	($ in 000’s)
Rebate reserve
Beginning balance	$29,164	$23,547
Provision recorded during the period	71,721	79,697
Credits issued during the period	(68,552)	(74,080)
Ending balance	$32,333	$29,164

Provision as a percent of gross Global Product sales	12%	11%

As noted in the table above, the provision for rebates, as a percent of gross Global Product sales remained relatively consistent period-over-period.

Returns.  We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date.  We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of Global Division Global Product sales.  We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information.  We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns.  We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages.  The following table is a roll-forward of the activity in the Global Products returns reserve for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012	December 31, 2011
	($ in 000’s)
Returns reserve
Beginning balance	$24,101	$33,755
Provision related to sales recorded in the period	923	688
Credits issued during the period	(2,991)	(10,342)
Ending balance	$22,033	$24,101

Provision as a percent of gross Global Product sales	0.2%	0.1%

The provision for returns as a percent of gross Global Product sales remained low during the nine month period ended September 30, 2012 primarily as the result of favorable historical experience of actual return credits processed.  Our historical experience for returns continues to improve due to strong sales in recent years of our authorized generic Adderall XR® and fenofibrate products.

Medicaid Rebate.  As required by law, we provide a rebate payment on drugs dispensed under the Medicaid program. We determine our estimate of the accrued Medicaid rebate reserve primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the Medicaid program which may impact our estimate of Medicaid rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments.  We record estimates for Medicaid payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities.  The accrual for Medicaid payments totaled $23,137,000 and $17,479,000 as of September 30, 2012 and December 31, 2011, respectively.

Shelf-Stock Adjustments.  Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments.  We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us.  This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price.  The accrued reserve for shelf-stock adjustments totaled $613,000 and $684,000 as of September 30, 2012 and December 31, 2011, respectively.

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

The Rx Partners and OTC Partners agreements obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, we receive payments from our agreement partners for product shipments, and may also receive royalty, profit sharing, and/or upfront or periodic milestone payments. Revenue received from the agreement partners for product shipments under these agreements is generally not subject to deductions for chargebacks, rebates, returns, shelf-stock adjustments, and other pricing adjustments.  Royalty and profit sharing amounts we receive under these agreements are calculated by the respective agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, returns, shelf stock adjustments and other adjustments the alliance agreement partners may negotiate with their customers.  We record the agreement partner's adjustments to such estimated amounts in the period the agreement partner reports the amounts to us.

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

Research Partner.  We have entered into development agreements with unrelated third-party pharmaceutical companies under which we are currently collaborating in the development of four dermatological products, including three generic products and one branded dermatological product, and one branded CNS product.  Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones.  Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. We deferred and recognize revenue received from the provision of research and development services, including the upfront payment and the milestone payments received before January 1, 2011 on a straight line basis over the expected period of performance of the research and development services.  We recognize revenue received from the achievement of contingent research and development milestones after January 1, 2011 currently in the period such payment is earned.  We will recognize royalty fee income, if any, as current period revenue when earned.

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

Additionally, for example, the consideration received from the provision of research and development services under the Joint Development Agreement with Medicis Pharmaceutical Corporation (“Medicis Agreement”), including the up-front fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Medicis Agreement. The completion of the final deliverable under the Medicis Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Medicis Agreement, and therefore the earnings process will be complete.  The expected period of performance was initially estimated to be a 48 month period, starting in December 2008 (upon receipt of the $40.0 million upfront payment) and ending in November 2012.  During the three months ended September 30, 2012, we extended the revenue recognition period for the Medicis Agreement from the previous recognition period ending November 2012, to November 2013, due to changes in the estimated timing of completion of certain research and development activities under the agreement. This change was made on a prospective basis and resulted in a reduced periodic amount of revenue recognized in the current and future periods. If there are additional changes in the estimated timing of the completion of the final deliverable under the Medicis Agreement, the revenue recognition period will change on a prospective basis at such time the event occurs.  If we were to conclude significantly more time will be required to fulfill our contractual obligations, then we would further extend the revenue recognition period, which would further reduce the amount of revenue recognized in future periods.

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

Share-Based Compensation.  We recognize the grant date fair value of each option and restricted share over its vesting period.  Options and restricted shares granted under the 2002 Plan vest over a three or four year period and have a term of ten years.  We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model, wherein: expected volatility is based on historical volatility of our common stock, and of a peer group for the period of time our common stock was deregistered, over the period commensurate with the expected term of the stock options.  We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience.  We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options.  The dividend yield is zero as we have never paid cash dividends on our common stock and have no present intention to pay cash dividends.

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

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds.  Our entire portfolio matures in less than one year.  The carrying value of the portfolio approximated the market value at September 30, 2012.  We carry our deferred compensation liability at fair value, based upon observable market values.  We had no debt outstanding as of September 30, 2012.  Our only remaining debt instrument at September 30, 2012 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

Contingencies.  In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product and clinical trial liability. In accordance with FASB ASC Topic 450 - Contingencies, we record accrued loss contingencies when it is probable a liability will be incurred and the amount of loss can be reasonably estimated and we do not recognize gain contingencies until realized.

Goodwill - In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles", rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test.  Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required.  We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2011, as the fair value of the Global Division exceeded its carrying value. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. We have not to date deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations
Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month period ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012	September 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
Total revenues	$145,587	$119,849	$25,738	21%

Gross profit	78,027	62,654	15,373	25%

Income from operations	29,459	25,383	4,076	16%

Income before income taxes	29,632	25,667	3,965	15%
Provision for income taxes	9,635	8,486	1,149	14%
	19,997	17,181	2,816	16%
Non-controlling interest	40	39	1	3%
Net income	$20,037	$17,220	$2,817	16%

Net income for the three month period ended September 30, 2012 was $20.0 million, an increase of $2.8 million as compared to $17.2 million for the three month period ended September 30, 2011, primarily attributable to sales of Impax-labeled Zomig® tablets which we began selling in the three month period ended June 30, 2012, and sales of Impax-labeled Zomig® orally-disintegrating tablets and nasal spray which we began selling in the three month period ended September 30, 2012.  The higher sales in the Impax Division during the three months ended September 30, 2012 were partially offset by higher selling, general and administrative expenses and higher income taxes.  We continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products and fenofibrate products during the three months ended September 30, 2012.  With respect to our authorized generic Adderall XR® products, in June 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to our authorized generic Adderall XR® and began marketing this product. Furthermore, we are dependent on a third-party pharmaceutical company to supply us with the finished product we market and sell through our Global Division and we have experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company. With respect to our fenofibrate products, in October 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA. Although we are unable to predict the impact the competitor product to our fenofibrate capsule product will have on our business, any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

 Global Division

The following table sets forth results of operations for the Global Division for the three month period ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012	September 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
Revenues:			$	%
Global Product sales, net	$99,463	$97,661	$1,802	2%
Rx Partner	(792)	12,621	(13,413)	(106)%
OTC Partner	763	879	(116)	(13)%
Research Partner	996	3,385	(2,389)	(71)%
Total revenues	100,430	114,546	(14,116)	(12)%
Cost of revenues	44,106	54,196	(10,090)	(19)%
Gross profit	56,324	60,350	(4,026)	(7)%

Operating expenses:
Research and development	12,392	11,487	905	8%
Patent litigation (recovery) expense	(371)	2,114	(2,485)	(118)%
Selling, general and administrative	3,790	3,694	96	3%
Total operating expenses	15,811	17,295	(1,484)	(9)%
Income from operations	$40,513	$43,055	$(2,542)	(6)%

Revenues
Total revenues for the Global Division for the three month period ended September 30, 2012, were $100.4 million, a decrease of 12% over the same period in 2011, principally resulting from the decrease in Rx Partner and Research Partner revenues, as discussed below.

Global Product sales, net, were $99.5 million for the three month period ended September 30, 2012, an increase of 2% over the same period in 2011, primarily as a result of higher sales of our fenofibrate products.  We experienced an increase in sales of our fenofibrate products resulting from overall market growth during the three months ended September 30, 2012.

Rx Partner revenues were $(0.8) million for the three month period ended September 30, 2012, a decrease of $13.4 million from the prior year period resulting primarily from a profit-share adjustment from Teva under the Teva Agreement realized by us in the three months ended September 30, 2011, for which there was no similar amount realized in the current year period, as well as from lower sales of our generic products marketed through the Teva Agreement.  Rx Partner revenue also includes a charge of $2.0 million in the three month period ended September 30, 2012 related to the voluntary market withdrawal of our bupropion XL 300 mg product in 2012 for which there was no similar charge in the prior year period.

OTC Partner revenues were $0.8 million for the three month period ended September 30, 2012, with the decrease of $0.1 million from the prior year period resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Research Partner revenues were $1.0 million for the three month period ended September 30, 2012, a decrease of $2.4 million from the prior year period. This decrease was due to our extension, during the three months ended September 30, 2012, of the revenue recognition period for the Medicis Agreement from November 2012 to November 2013 which resulted from changes in the estimated timing of completion of certain research and development activities under the agreement.

Cost of Revenues
Cost of revenues was $44.1 million for the three month period ended September 30, 2012 and $54.2 million for the prior year period.  Cost of revenues decreased $10.1 million primarily as a result of a lower profit share expense related to sales of our authorized generic Adderall XR®.

Gross Profit
Gross profit for the three month period ended September 30, 2012 was $56.3 million, or approximately 56% of total revenues, as compared to $60.4 million, or approximately 53% of total revenue, in the prior year period.  Gross profit in the current year period increased, on a percentage basis, when compared to gross profit in the prior year period due primarily to lower profit share expense related to sales of our authorized generic Adderall XR®.

Research and Development Expenses
Total research and development expenses for the three month period ended September 30, 2012 were $12.4 million, an increase of 8%, as compared to $11.5 million in the prior year period.  Generic research and development expenses increased $0.9 million primarily as a result of higher outside development costs of $0.5 million, and higher outside consulting expenses of $0.5 million.

Patent Litigation (Recovery) Expenses
Patent litigation expenses for the three month period ended September 30, 2012 and 2011 were $(0.4) million and $2.1 million, respectively.  Patent litigation expenses for the three months ended September 30, 2012 include a $5.0 million reimbursement of legal fees received pursuant to the settlement of a lawsuit.  The increase in patent litigation expenses before the $5.0 million reimbursement was the result of legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three month period ended September 30, 2012 were $3.8 million, a 3% increase over the same period in 2011.  The increase resulted primarily from $0.6 million in higher executive-level compensation costs as a result of vacancies during the prior year period, partially offset by decreases in marketing expenses.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month period ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012	September 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
Revenues:			$	%
Impax Product sales, net	$43,327	$ ---	$43,327	nm
Rx Partner	1,500	1,438	62	4%
Promotional Partner	---	3,535	(3,535)	nm
Research Partner	330	330	---	--
Total revenues	45,157	5,303	39,854	752%
Cost of revenues	23,454	2,999	20,455	682%
Gross profit	21,703	2,304	19,399	842%

Operating expenses:
Research and development	7,620	7,352	268	4%
Selling, general and administrative	12,498	1,632	10,866	666%
Total operating expenses	20,118	8,984	11,134	124%
Income (loss) from operations	$1,585	$(6,680)	$8,265	nm

*nm-not meaningful

Revenues
Total revenues were $45.2 million for the three month period ended September 30, 2012, an increase of $39.9 million over the same period in the prior year due to sales of our Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012, and our Impax-labeled Zomig® orally disintegrating tablets and nasal spray which we began selling during the three month period ended September 30, 2012.  Rx Partner revenue includes the recognition of the $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK in December 2010 which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period currently estimated to be the 24 month period ending December 2012. In addition, under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. we received an initial $10.0 million up-front payment in June 2010 which we are recognizing as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017.  Finally, our Co-Promotion Agreement with Pfizer ended on June 30, 2012, resulting in no Promotional Partner revenue being recognized during the three month period ended September 30, 2012.

Cost of Revenues
Cost of revenues was $23.5 million for the three month period ended September 30, 2012, an increase of $20.5 million over the prior year period primarily as a result of $23.5 million related to our Impax-labeled Zomig® products which we commenced selling during 2012.  In addition, we incurred $3.0 million in charges related to our branded products sales force during the three month period ended September 30, 2011, for which there were no similar amounts included in cost of revenues in the current year period.  Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Gross Profit
Gross profit for the three month period ended September 30, 2012 was $21.7 million, an increase of $19.4 million over the prior year period primarily resulting from the commencement of sales of our Impax-labeled Zomig® products during 2012.

Research and Development Expenses
Total research and development expenses for the three month period ended September 30, 2012 were $7.6 million, an increase of 4%, as compared to $7.4 million in the prior year period.  The increase was principally driven by higher research and development expenses related to our branded product initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $12.5 million for the three month period ended September 30, 2012, an increase of $10.9 million as compared to $1.6 million in the prior period.  The increase primarily related to increased compensation costs of $2.3 million related to the expansion of our sales and marketing group, $1.9 million in higher market research activities, and $1.5 million of higher sales and marketing expenses related to Zomig®, which we launched in April 2012.  In addition, we incurred $3.6 million in charges related to our branded products sales force during the three month period ended September 30, 2012. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the three month period ended September 30, 2012 and 2011:

	Three Months Ended
	September 30, 2012	September 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
General and administrative expenses	$12,639	$10,992	$1,647	15%
Loss from operations	(12,639)	(10,992)	(1,647)	(15)%

Other income (expense), net	46	69	(23)	(33)%
Interest income	272	268	4	1%
Interest expense	(145)	(53)	(92)	(174)%
Loss before income taxes	(12,466)	(10,708)	(1,758)	(16)%
Provision for income taxes	$9,635	$8,486	$1,149	14%

General and Administrative Expenses
General and administrative expenses for the three month period ended September 30, 2012 were $12.6 million, a 15% increase over the same period in 2011.  The increase was principally driven by higher employee compensation expenses of $2.3 million as a result of an increase in the number of employees over the prior year period and higher professional fees of $0.9 million in support of business growth initiatives, partially offset by lower litigation expenses of $2.2 million.

Other Income (Expense), net
Other income, net of $0.05 million primarily resulted from realized exchange rate gains and losses on foreign currency denominated transactions during the three month period ended September 30, 2012, which were relatively consistent with the same period in 2011.

Interest Income
Interest income in the three month period ended September 30, 2012 was $0.3 million, and was consistent with the same period in 2011.

Interest Expense
Interest expense was $0.1 million in the three month periods ended September 30, 2012 and 2011.

Income Taxes
During the three month period ended September 30, 2012, we recorded an aggregate tax provision of $9.6 million for U.S. domestic income taxes and for foreign income taxes.  In the three month period ended September 30, 2011, we recorded an aggregate tax provision of $8.5 million for U.S. domestic income taxes and for foreign income taxes.  The increase in the tax provision resulted from higher income before taxes in the three month period ended September 30, 2012 as compared to the same period in the prior year.  The effective tax rate was 33% for the three month periods ended September 30, 2012 and 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Overview:

The following table sets forth our summarized, consolidated results of operations for the nine month period ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
Total revenues	$440,615	$354,360	$86,255	24%

Gross profit	218,403	180,893	37,510	21%

Income from operations	78,095	64,082	14,013	22%

Income before income taxes	78,130	64,410	13,720	21%
Provision for income taxes	27,166	20,844	6,322	30%
	50,964	43,566	7,398	17%
Non-controlling interest	110	67	43	64%
Net income	$51,074	$43,633	$7,441	17%

Net income for the nine month period ended September 30, 2012 was $51.1 million, an increase of $7.5 million as compared to $43.6 million for the nine month period ended September 30, 2011, primarily attributable to higher Global Product sales, as well as sales of Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012, and sales of Impax-labeled Zomig® orally-disintegrating tablets and nasal spray which we began selling in the three month period ended September 30, 2012.  The higher sales during the nine months ended September 30, 2012 were partially offset by higher selling, general and administrative expenses and higher income taxes.  We continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products and fenofibrate products during the nine month period ended September 30, 2012.  With respect to our authorized generic Adderall XR® products, in June 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to our authorized generic Adderall XR® and began marketing this product. Furthermore, we are dependent on a third-party pharmaceutical company to supply us with the finished product we market and sell through our Global Division and we have experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company. With respect to our fenofibrate products, in October 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA. Although we are unable to predict the impact the competitor product to our fenofibrate capsule product will have on our business, any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

 Global Division

The following table sets forth results of operations for the Global Division for the nine month period ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
Revenues:			$	%
Global Product sales, net	$342,105	$301,124	$40,981	14%
Rx Partner	4,652	20,169	(15,517)	(77)%
OTC Partner	2,237	4,006	(1,769)	(44)%
Research Partner	7,765	13,154	(5,389)	(41)%
Total revenues	356,759	338,453	18,306	5%
Cost of revenues	177,690	164,627	13,063	8%
Gross profit	179,069	173,826	5,243	3%

Operating expenses:
Research and development	35,190	34,728	462	1%
Patent litigation	6,581	6,097	484	8%
Selling, general and administrative	11,482	8,892	2,590	29%
Total operating expenses	53,253	49,717	3,536	7%
Income from operations	$125,816	$124,109	$1,707	1%

Revenues
Total revenues for the Global Division for the nine month period ended September 30, 2012, were $356.8 million, an increase of 5% over the same period in 2011, principally resulting from the increase in Global Product sales, net, as discussed below.

Global Product sales, net, were $342.1 million for the nine month period ended September 30, 2012, an increase of 14% over the same period in 2011, primarily as a result of higher sales of our authorized generic Adderall XR® and fenofibrate products.  With respect to sales of our authorized generic Adderall XR® products, the increase principally resulted from higher product sales due to customer buying patterns and increased deliveries of generic Adderall XR® from our third party supplier compared to the prior year period.  With respect to sales of our fenofibrate products, we experienced an increase resulting from overall higher market growth during the nine months ended September 30, 2012.

Rx Partner revenues were $4.7 million for the nine month period ended September 30, 2012, a decrease of $15.5 million from the prior year period resulting from a profit-share adjustment from Teva under the Teva Agreement realized by us in the three months ended September 30, 2011, for which there was no similar amount realized in the current year period, as well as lower sales of our generic products marketed through the Teva Agreement.  Rx Partner revenue also includes a charge of $2.0 million in the nine month period ended September 30, 2012 related to the voluntary market withdrawal of our bupropion XL 300 mg product in 2012 for which there was no similar charge in the prior year period.

OTC Partner revenues were $2.2 million for the nine month period ended September 30, 2012, with the decrease of $1.8 million from the prior year period resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Research Partner revenues were $7.8 million for the nine month period ended September 30, 2012, a decrease of $5.4 million when compared to the same period in 2011.  The decrease of $5.4 million resulted from the recognition of a $3.0 million milestone payment in the previous year period for which there was no such milestone payment recognized during the nine months ended September 30, 2012, and a $2.4 million decrease related to the extension of the revenue recognition period for the Medicis Agreement during the nine months ended September 30, 2012.  During the nine months ended September 30, 2012, we extended the revenue recognition period for the Medicis Agreement from the previous revenue recognition period ending November 2012 to November 2013 due to changes in the estimated timing of completion of certain research and development activities under the agreement.

Cost of Revenues
Cost of revenues was $177.7 million for the nine month period ended September 30, 2012 and $164.6 million for the prior year period.  Cost of revenues increased $13.1 million primarily as a result of higher sales of our Global Products, a $3.5 million charge related to the withdrawal of a product due to a change in the strategic direction of our product portfolio and a $1.7 million charge for an adjustment of another product’s carrying value to the lower of cost or market, partially offset by lower operating costs of $2.0 million.

Gross Profit
Gross profit for the nine month period ended September 30, 2012 was $179.1 million, or approximately 50% of total revenues, as compared to $173.8 million, or approximately 51% of total revenue, in the prior year period.  Gross profit in the current year period decreased slightly, on a percentage basis, when compared to gross profit in the prior year period due primarily to higher sales of our authorized generic Adderall XR® products, a $3.5 million charge related to the withdrawal of a product due to a change in the strategic direction of our product portfolio and a $1.7 million charge for an adjustment of a product’s carrying value to the lower of cost or market, partially offset by lower operating costs of $2.0 million.  In addition, gross profit in the prior year period includes the $3.0 million milestone payment as noted above under our discussion of Research Partner revenues.

Research and Development Expenses
Total research and development expenses for the nine month period ended September 30, 2012 were $35.2 million, an increase of 1%, as compared to the prior year period.  Generic research and development expenses increased $0.5 million primarily as a result of the $1.6 million in-process research and development charge related to the acquisition of the Tolmar product license rights, partially offset by $1.1 million of higher depreciation expense in the prior year period related to equipment used in research and development activities.

Patent Litigation Expenses
Patent litigation expenses for the nine month period ended September 30, 2012 and 2011 were $6.6 million and $6.1 million, respectively. Patent litigation expenses for the nine months ended September 30, 2012 include a $5.0 million reimbursement of legal fees received pursuant to the settlement of a lawsuit.  The increase in patent litigation expenses before the $5.0 million reimbursement was the result of legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine month period ended September 30, 2012 were $11.5 million, a 29% increase over the same period in 2011.  The increase resulted primarily from $1.6 million in higher executive-level compensation costs as a result of vacancies during the prior year period and $0.8 million in increased business development activity.

Impax Division

The following table sets forth results of operations for the Impax Division for the nine month period ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
Revenues:			$	%
Impax Product sales, net	$71,422	$ ---	$71,422	nm
Rx Partner	4,375	4,313	62	1%
Promotional Partner	7,070	10,605	(3,535)	(33)%
Research Partner	989	989	---	--
Total revenues	83,856	15,907	67,949	427%
Cost of revenues	44,522	8,840	35,682	404%
Gross profit	39,334	7,067	32,267	457%

Operating expenses:
Research and development	23,507	27,580	(4,073)	(15)%
Selling, general and administrative	22,266	4,116	18,150	441%
Total operating expenses	45,773	31,696	14,077	44%
Loss from operations	$(6,439)	$(24,629)	$18,190	74%

*nm-not meaningful

Revenues
Total revenues were $83.9 million for the nine month period ended September 30, 2012, an increase of $67.9 million over the same period in the prior year due to sales of our Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012, and our Impax-labeled Zomig® orally disintegrating tablets and nasal spray which we began selling during the three month period ended September 30, 2012.  Rx Partner revenue includes the recognition of the $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK in December 2010 which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period currently estimated to be the 24 month period ending December 2012.  In addition, under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. we received an initial $10.0 million up-front payment in June 2010 which we are recognizing as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017.  Finally, our Co-Promotion Agreement with Pfizer ended on June 30, 2012, resulting in the $3.5 million decrease in Promotional Partner revenue for the nine month period ended September 30, 2012.

Cost of Revenues
Cost of revenues was $44.5 million for the nine month period ended September 30, 2012, an increase of $35.7 million over the prior year period primarily as a result of $38.7 million related to our Impax-labeled Zomig® products which we commenced selling during 2012.  In addition, we incurred $8.8 million in charges related to our branded products sales force during the nine month period ended September 30, 2011.  Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Gross Profit
Gross profit for the nine month period ended September 30, 2012 was $39.3 million, an increase of $32.3 million over the prior year period resulting primarily from the commencement of sales of our Impax-labeled Zomig® products during 2012.

Research and Development Expenses
Total research and development expenses for the nine month period ended September 30, 2012 were $23.5 million, a decrease of 15% as compared to $27.6 million in the prior year period.  The decrease was principally driven by a reduction in research and development expenses related to our branded product initiatives.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $22.3 million for the nine month period ended September 30, 2012, an increase of $18.2 million as compared to $4.1 million in the prior period.  The increase primarily related to $3.6 million of higher sales and marketing expenses related to Zomig®, which we launched in April 2012, $3.6 million in pre-launch marketing expenses related to Rytary™ (IPX066), and higher compensation costs of $4.0 million related to the expansion of the sales and marketing group.  In addition, we incurred $4.9 million in charges related to our branded products sales force during the nine month period ended September 30, 2012. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the nine month period ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30, 2012	September 30, 2011	Increase/ (Decrease)
(in $000’s)	(unaudited)	(unaudited)
			$	%
General and administrative expenses	$41,282	$35,398	$5,884	17%
Loss from operations	(41,282)	(35,398)	(5,884)	(17)%

Other income (expense), net	(129)	(470)	341	(73)%
Interest income	771	879	(108)	(12)%
Interest expense	(607)	(81)	(526)	649%
Loss before income taxes	(41,247)	(35,070)	(6,177)	(18)%
Provision for income taxes	$27,166	$20,844	$6,322	30%

General and Administrative Expenses
General and administrative expenses for the nine month period ended September 30, 2012 were $41.3 million, an increase of 17% over the prior year period.  The increase was principally driven by higher employee compensation expenses of $2.8 million as a result of an increase in the number of employees over the prior year period, $1.9 million of severance-related charges in the current year period and higher professional fees of $0.9 million in support of business growth initiatives, partially offset by lower litigation expenses of $2.3 million.

Other Income (Expense), net
Other Income (expense), net for the nine month period ended September 30, 2012 decreased principally from realized exchange rate gains and losses on foreign currency denominated transactions.  In the nine month period ended September 30, 2012, foreign currency denominated transactions resulted in a realized loss of $0.1 million as compared to a realized loss of $0.3 million in the prior year period.

Interest Income
Interest income in the nine month period ended September 30, 2012 was $0.8 million, with a period over period decrease resulting from lower average balances of short-term investments.

Interest Expense
Interest expense in the nine month period ended September 30, 2012 was $0.6 million, representing an increase of $0.5  million over the prior year period which was the result of an accrual for estimated interest payable to the IRS related to adjustments to our 2009 U.S. federal income tax return.

Income Taxes
During the nine month period ended September 30, 2012, we recorded an aggregate tax provision of $27.2 million for U.S. domestic income taxes and for foreign income taxes.  In the nine month period ended September 30, 2011, we recorded an aggregate tax provision of $20.8 million for U.S. domestic income taxes and for foreign income taxes.  The increase in the tax provision resulted from higher income before taxes in the nine month period ended September 30, 2012 as compared to the same period in the prior year.  The effective tax rate of 35% for the nine month period ended September 30, 2012 was higher than the effective tax rate of 32% for the prior year period primarily as a result of the lack of a federal research and development tax credit in the current year period, offset by an increase in the domestic manufacturing deduction and a decrease in state income taxes due to favorable state legislative changes.

Liquidity and Capital Resources

We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations.  Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and the provision of services.

We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future.  In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash.  We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our cash requirements through the next 12 months.  We may seek additional financing through alliance, collaboration, and licensing agreements, as well as from the debt or equity capital markets to fund the planned capital expenditures, our research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions.

Cash and Cash Equivalents
At September 30, 2012, we had $172.7 million in cash and cash equivalents, an increase of $68.3 million as compared to December 31, 2011.  As more fully discussed below, the increase in cash and cash equivalents during the nine month period ended September 30, 2012 was primarily driven by $147.3 million of net cash provided by operating activities, partially offset by $94.2 million of cash used in investing activities.

Cash Flows

Nine Month Period Ended September 30, 2012 Compared to the Nine Month Period Ended September 30, 2011

Net cash provided by operating activities for the nine month period ended September 30, 2012 was $147.3 million, an increase of $136.8 million as compared to the prior year period $10.5 million net cash provided by operating activities.  The period over period increase in net cash provided by operating activities principally resulted from higher cash collections from customers which resulted in lower levels of accounts receivable, as well as the receipt of transition payments from AstraZeneca.  The balance of accounts receivable was $97.8 million as of September 30, 2012, resulting in a $56.0 million source of cash for the nine month period ended September 30, 2012, compared to the same period in the prior year when accounts receivable resulted in a $24.1 million use of cash.  In addition, prepaid expenses and other assets were a $47.4 million source of cash for the nine month period ended September 30, 2012 primarily as a result of $46.2 million of transition payments received from AstraZeneca.  The increase in cash provided by accounts receivable for the nine month period ended September 30, 2012, as compared to the prior year period, was primarily the result of higher sales of our authorized generic Adderall XR® and fenofibrate products in the current year period, as described above.

Net cash used in investing activities for the nine month period ended September 30, 2012, was $94.2 million, a decrease of $111.4 million as compared to the prior year period of $17.2 million of net cash provided by investing activities.  The change was due primarily to $90.0 million in licensing payments to AstraZeneca, $21.0 million in licensing payments to Tolmar and higher capital expenditures of $40.2 million partially offset by a period over period $39.7 million increase in cash provided by net maturities of short-term investments.  Net maturities of short-term investments during the nine month period ended September 30, 2012 resulted in a $75.4 million source of cash, as compared to a $35.7 million source of cash from net purchases of short-term investments during the same period in the prior year.  Purchases of property, plant and equipment for the nine month period ended September 30, 2012 were $58.6 million as compared to $18.4 million for the prior year period.  We expect to incur capital expenditures of approximately $78.0 million during the 12 months ending December 31, 2012, principally for continued improvements and expansion of our research and development and manufacturing facilities in the State of California and our packaging and distribution facilities in the Commonwealth of Pennsylvania, and the continuing construction of our manufacturing facility in Jhunan, Taiwan, R.O.C.

Net cash provided by financing activities for the nine month period ended September 30, 2012 was $15.2 million, representing a decrease of $3.5 million as compared to the prior year period $18.7 million of net cash provided by financing activities.  The period over period decrease in net cash provided by financing activities was due to a $1.0 million decrease in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, as well as a $2.5 million decrease in the tax benefit related to the exercise of employee stock options as a result of the lower level of exercise activity in the current year period.

Outstanding Debt Obligations

Senior Lenders; Wells Fargo Bank, N.A.

We have a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Administrative Agent”).  The Credit Agreement provides us with a revolving line of credit in the aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”).  Under the Revolving Credit Facility, up to $10.0 million is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis.  We have not yet borrowed any amounts under the Revolving Credit Facility.  Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes. Borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent.  As further security, we also pledged to the Administrative Agent, 65% of our equity interest in Impax Laboratories (Taiwan), Inc. and must similarly pledge all or a portion of our equity interest in future subsidiaries.  Under the Credit Agreement, among other things:

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

•
We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) requires us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement).  At September 30, 2012, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

Contractual Obligations

As of September 30, 2012, other than payments due to AstraZeneca under the terms of the Distribution, License, Development and Supply Agreement entered into in January 2012, and payments due to Tolmar under the Development, Supply and Distribution Agreement entered into in June 2012, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.  Information concerning the Distribution, License, Development and Supply Agreement with AstraZeneca and the Development, Supply and Distribution Agreement with Tolmar can be found in “Item 1. Financial Statements – Note 13. Alliance and Collaboration Agreements” and is incorporated by reference herein.

Recent Accounting Pronouncements

In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards ("IFRS") fair value measurement standard aimed at updating IFRS to conform to U.S. GAAP. The new FASB guidance will result in some additional disclosure requirements; however, it does not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure. We were required to adopt this guidance on January 1, 2012, and it did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments.  The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. We are required to adopt this guidance on January 1, 2013, and we do not expect it to have a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.      Risk Factors
During the quarter ended September 30, 2012, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the purchases of our equity securities by us during the three months ended September 30, 2012.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 to July 31, 2012	22,455 shares of common stock	$20.36	—	—

August 1, 2012 to August 31, 2012	—	—	—	—

September 1, 2012 to September 30, 2012	4,776 shares of common stock	$23.69	—	—

(1)
Represents shares of our common stock we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.         Defaults Upon Senior Securities.
Not Applicable.

ITEM 4.         Mine Safety Disclosures.
Not Applicable.

ITEM 5.         Other Information.
Not Applicable.

ITEM 6.         Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Bylaws of Impax Laboratories, Inc. (1).

10.1	General Release and Waiver, effective as of July 17, 2012, by and among Arthur A. Koch, Jr. and the Company (2).

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Consolidated Statements of Comprehensive Income for each of the three and nine months ended September 30, 2012 and September 30, 2011, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2012 and September 30, 2011 and (v) Notes to Interim Consolidated Financial Statements.*

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 28, 2012.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.

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

Date: November 1, 2012		Impax Laboratories, Inc.

	By:	/s/ Larry Hsu, Ph.D.

Name: Larry Hsu, Ph.D.

Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Vice President, Finance and
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Amended and Restated Bylaws of Impax Laboratories, Inc. (1).

10.1	General Release and Waiver, effective as of July 17, 2012, by and among Arthur A. Koch, Jr. and the Company (2).

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2012 and September 30, 2011, (iii) Consolidated Statements of Comprehensive Income for each of the three and nine months ended September 30, 2012 and September 30, 2011, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2012 and September 30, 2011 and (v) Notes to Interim Consolidated Financial Statements.*

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 28, 2012.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.