Form 10-K
period 2012-12-31
IMPAX LABORATORIES INC
filed 2013-02-26
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒
The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The NASDAQ Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012), was approximately $1,287,132,000.

As of February 15, 2013, there were 68,460,371 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 14, 2013 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
Statements included in this Annual Report on Form 10-K that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Annual Report on Form 10-K. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position and results of operations, fluctuations in our revenues and operating income, our ability to promptly correct the issues raised in the warning letter we received from the FDA, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation, the increased government scrutiny on our agreements with brand pharmaceutical companies, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, the difficulty of predicting FDA filings and approvals, our ability to achieve returns on our investments in research and development activities, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, the use of controlled substances in our products, disruptions or failures in our information technology systems and network infrastructure, our reliance on alliance and collaboration agreements, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, our ability to manage our growth, including through potential acquisitions, the restrictions imposed by our credit facility, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, and other risks described below in “Item 1A Risk Factors.”  You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

PART I
Item 1.	Business
Overview
We are a technology-based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development and marketing of branded products. We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”).  The Global Division concentrates its efforts on the development, manufacture, sale and distribution of our generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name.  The Impax Division is engaged in the development of proprietary brand pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing the treatment of central nervous system (“CNS”) disorders. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”).  Each of the Global Division and the Impax Division also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities.  See “Item 15. Exhibits and Financial Statement Schedules — Note 17. Segment Information,” for financial information about our segments for the years ended December 31, 2012, 2011 and 2010.

The following information summarizes our generic pharmaceutical product development activities since inception through February 8, 2013:

•
66 Abbreviated New Drug Applications (“ANDAs”) approved by the U.S. Food and Drug Administration (“FDA”), which include generic versions of brand name pharmaceuticals such as Brethine®, Florinef®, Minocin®, Claritin-D® 12-hour, Claritin-D® 24-hour, Wellbutrin SR®, Wellbutrin XL®, Ditropan XL®, Depakote ER® and Prilosec®.

•
50 applications pending at the FDA, including three tentatively approved (i.e., satisfying substantive FDA requirements but remaining subject to statutory pre-approval restrictions), that address approximately $19.4 billion in 2012 U.S. product sales.

•	25 products in various stages of development for which applications have not yet been filed.

In addition, we have one late stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ (IPX066), an extended release capsule formulation of carbidopa-levodopa (“RYTARY™”) for the symptomatic treatment of Parkinson’s disease, for which a New Drug Application (“NDA”) was accepted for filing by the FDA in February 2012 and for which we received a Complete Response Letter from the FDA in January 2013.  We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA in response to the Complete Response Letter. We also have other programs in varying stages of development.

Our Strategy
We plan to continue to expand our Global Division through targeted ANDAs and a first-to-file and first-to-market strategy. Our products and product candidates are generally difficult to formulate and manufacture, providing certain competitive advantages.  In addition to our product pipeline of 50 pending applications at the FDA as of February 8, 2013, we are continuing to evaluate and pursue external growth initiatives including acquisitions and partnerships.

A core component of our strategy includes our ongoing focus in our Impax Division on proprietary brand-name pharmaceutical products to treat CNS and psychiatric disorders. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies and we plan to continue investing in our development pipeline.  We plan to continue investing in our development pipeline, which consists of one product for which we filed an NDA with the FDA in December 2011 and which we are currently working with the FDA on the appropriate next steps in response to a Complete Response Letter we received from the FDA in January 2013, and other product candidates in varying stages of development.

Global Division
In the generic pharmaceutical market, we focus our efforts on developing, manufacturing, selling and distributing controlled-release generic versions of selected brand-name pharmaceuticals covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or unique product development formulations.  We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products.  Generic products contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name products already approved for use in the United States by the FDA.  We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies and that frequently may be utilized with a variety of oral dosage forms and drugs.  We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present certain competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements.  Our Global Division also generates revenues from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical entity.  In addition to our focus on solid oral dosage products,  we have  expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties, such as our development, supply and distribution agreement with TOLMAR, Inc. (“Tolmar”)  pursuant to which we received an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending at the FDA, in the United States and its territories.

We sell and distribute generic pharmaceutical products primarily through four sales channels:

•	the “Global Product” sales channel: generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others;

•	the “Rx Partner” sales channel: generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements; and

•	the “Private Label” sales channel: generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in-turn sell the product under their own label;

•	the “OTC Partner” sales channel: sales of generic pharmaceutical OTC products sold through an unrelated third-party pharmaceutical company pursuant to an alliance and collaboration agreement.

As of February 8, 2013, we marketed 124 generic pharmaceutical products representing dosage variations of 37 different pharmaceutical compounds through our Global Division, and 14 other generic pharmaceutical products, representing dosage variations of four different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of February 8, 2013, our marketed generic products include, but are not limited to, authorized generic Adderall XR®, Fenofibrate (generic to Lofibra®) and Midodrine HCI (generic to ProAmatine®).

As of February 8, 2013, we had 50 applications pending at the FDA. The following table lists our publicly identified products pending at the FDA as of February 8, 2013:

Product	Generic of
Colesevelam Tablets 625 mg	Welchol®
Colesevelam Powder 3.75 g	Welchol®
Dexlansoprazole DR Capsules 30 and 60 mg	Dexilant®
Dextromethorphan/Quinidine Sulfate Capsules 10 and 20 mg	Nuedexta®
Doxycycline Hyclate DR Tablets 150 mg	Doryx®
Doxycycline USP Capsules 40 mg	Oracea®
Duloxetine HCI DR Capsules 20, 30 and 60 mg	Cymbalta®
Dutasteride/Tamsulosin Capsules 0.5mg/0.4 mg	Jalyn®
Ezetimibe Simvastatin Tablets 10/10 mg, 10/20 mg, 10/40 mg, 10/80 mg	Vytorin®
Fenofibrate Tablets 48 and 145 mg	Tricor®
Fenofibrate Tablets 40, 120 mg	Fenoglide®
Fenofibric Acid DR Capsules 45 and 135 mg	Trilipix®
Fentanyl Buccal Tablet 100, 200, 400, 600, 800 mcg	Fentora®
Guanfacine ER Tablets 1, 2, 3, 4 mg	Intuniv®
Methylphenidate HCI 18, 27, 36 and 54 mg ER Tablets	Concerta®
Mixed Amphetamine Salts ER Capsules 5, 10, 15, 20, 25, 30 mg	Adderall XR®
Niacin ER / Simvastatin Tablets 1000/20 mg	Simcor®
Oxycodone ER Tablets 60 and 80 mg	Oxycontin®
Oxycodone ER Tablets 10, 20 and 40 mg	Oxycontin®
Oxycodone ER Tablets (new formulation) 10, 15, 20, 30, 40, 60, 80 mg	Oxycontin®
Oxycodone HCl Tablets 5 mg and 7.5 mg	Oxecta®
Oxymorphone ER Tablets version 5, 7.5, 10, 15, 20, 30 and 40 mg (new formulation)	Opana® ER
Ropinirole ER Tablets 2, 4, 6, 8, 12 mg	Requip XL®
Sevelamer Carbonate Tablets 800 mg	Renvela®
Sevelamer HCI Tablets 400 and 800 mg	Renagel®
Sevelamer Powder 0.8 g, 2.4 g	Renvela®
Tolterodine Tartrate Tablets 1, 2 mg	Detrol®
Tolterodine Tartrate ER Capsules 2, 4 mg	Detrol LA®
Tramadol ER Tablets (Ultram ER) 100, 200, 300 mg	Ultram ER®

Impax Division
The Impax Division is focused on developing proprietary branded pharmaceutical products for the treatment of CNS disorders, which include epilepsy, migraine, multiple sclerosis and Parkinson’s disease, and the promotion of branded pharmaceutical products through our specialty sales force. We estimate there are approximately 11,000 neurologists, of which, historically a concentrated number are responsible for writing the majority of neurological CNS prescriptions. CNS is the largest therapeutic category in the United States with 2012 sales of about $65 billion, or 19% of the $339 billion U.S. prescription drug market.  CNS product sales declined 6% in 2012, compared to a 1% decline for the overall pharmaceutical market (driven largely by generic entrants in the psychotherapeutic drug class), while total CNS prescriptions increased 2%, similar to the 1% pharmaceutical industry growth rate. (Source: IMS Health).

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects. In February 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations pursuant to the terms of the AZ Agreement and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. As part of the AZ Agreement, we also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the U.S. in connection with the Zomig® brand. With the addition of Zomig® to our promotional product portfolio, we increased our specialty sales team from 66 representatives to roughly 84 during 2012.

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the U.S. or outside the U.S. We currently have one late-stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012.  In January 2013, the FDA issued a Complete Response Letter regarding the NDA for RYTARY™.  A Complete Response Letter is issued by the FDA’s Center for Drug Evaluation and Research when the review cycle for a pharmaceutical product candidate is complete and the application is not yet ready for approval. In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities. During the assessment of the NDA, we withdrew our Hayward site as an alternative site of commercial production at launch for RYTARY™.  We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and on resolving the warning letter. See “Item 1. Business – Quality Control” for information about the May 2011 warning letter.

The RYTARY™ NDA was submitted as a 505(b)(2) application and includes data from three controlled Phase III studies and two open label extensions of RYTARY™ in early and advanced PD. In these studies, RYTARY™ has been studied in about 900 PD subjects. Our Phase III clinical program for RYTARY™ included the APEX-PD clinical trial in subjects with early PD, completed in September 2010, the ADVANCE-PD clinical trial in subjects with advanced PD, completed in March 2011, and the ASCEND-PD comparative study of RYTARY™ and carbidopa-levodopa (“CD-LD”) and entacapone in subjects with advanced PD, completed in August 2011. RYTARY™ is an extended release capsule formulation of CD-LD which is intended to maintain consistent plasma concentration of levodopa for a longer duration versus immediate release levodopa, which may have an impact on fluctuations in clinical response. RYTARY™ is being developed in collaboration with GSK for territories outside the United States and Taiwan under the terms of an agreement reached in 2010.

Our branded product pharmaceutical programs previously included a program for IPX159, an oral controlled-release formulation for the potential treatment of moderate to severe Restless Legs Syndrome (“RLS”).  After a review of the results from the Phase IIb clinical study of IPX159 in patients, we determined that although the results showed a modest improvement in addressing RLS symptoms, such results from the study did not achieve the statistical criteria for its primary efficacy endpoints compared to placebo.  Give these results, in mid-February 2013, we discontinued our development program for IPX159 and redirected our resources to our other programs.

We have a number of branded product programs in varying stages of development and  we intend to expand our portfolio of branded pharmaceutical products through both internal development and through licensing and acquisition.

Alliance and Collaboration Agreements
We have entered into several alliance and collaboration agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements typically obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. Our alliance and collaboration agreements often include milestones and provide for payments upon achievement of these milestones.  For more information about the types of milestone events in our agreements and how we categorize them, see “Item 15. Exhibits and Financial Statement Schedules — Note 12. Alliance and Collaboration Agreements.”

Global Division – Alliance and Collaboration Agreements

License and Distribution Agreement with Shire
In January 2006, we entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which we received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions.  We commenced sales of the AG Product in October 2009. On February 7, 2013, we entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement.  The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of our pending litigation with Shire relating to Shire’s supply of the AG Product to us under the Prior Shire Agreement.  For more information about the litigation with Shire, see “Item 15.  Exhibits and Financial Statement Schedules – Note 19. Legal and Regulatory Matters.”

The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for us to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of our generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to us as of the end of the Supply Term. We are required to pay a profit share to Shire on sales of the AG Product, of which we owed a profit share payable to Shire of $107,303,000, $107,145,000 and $100,611,000 on sales of the AG Product during the years ended December 31, 2012, 2011 and 2010, respectively, with a corresponding charge included in the cost of revenues line in our consolidated statement of operations. At the end of the Supply Term, we will be permitted to sell any AG Products in our inventory or owed to us by Shire under the Amended and Restated Shire Agreement until all such products are sold and we will continue to pay a profit share to Shire on such sales.

Development, Supply and Distribution Agreement with Tolmar, Inc.
In June 2012, we entered into a Development, Supply and Distribution Agreement with Tolmar (“Tolmar Agreement”).  Under the terms of the Tolmar Agreement, Tolmar granted us an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending approval at the FDA, in the United States and its territories.  Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and we are responsible for marketing and sale of the products.  We are required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.  We paid Tolmar a $21.0 million upfront payment upon signing of the agreement and a $1.0 million milestone payment during the year ended December 31, 2012.  We may be required to pay up to $24.0 million in additional contingent milestone payments if certain commercialization and regulatory events occur.

Rx Partner and OTC Partner Alliance Agreements
We have entered into alliance agreements with unrelated third-party pharmaceutical companies pursuant to which our partner distributes a specified product or products which we developed and, in some cases manufacture.  Pursuant to these alliance agreements we typically receive payment on delivery of the product, and share in the resulting profits, or receive a royalty or receive other payments from our partners.  Our alliance agreements are separated into two sales channels, the “Rx Partner” sales channel, for generic prescription products sold through our partners under their own label, and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through our partner under their own label.  The revenue recognized and the percentage of gross revenue for each of the periods noted, for the Rx Partner and the OTC Partner alliance agreements, was as follows:

	Year Ended December 31,
$’s in 000’s	2012		2011		2010
Gross Revenue and % Gross Revenue
Rx Partner	$12,945	1%	$32,083	4%	$217,277	18%
OTC Partner	$11,602	1%	$5,021	1%	$8,888	1%

Rx Partner Alliance Agreement with Teva
We entered into a Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited, in June 2001, which was subsequently amended (“Teva Agreement”). Under the Teva Agreement, we agreed to develop, manufacture and supply generic versions of 11 controlled-release generic pharmaceutical branded and OTC products and a 12th product we have not yet publicly identified, as follows:

•	Wellbutrin SR® 100 and 150 mg extended release tablets

•	Zyban® 150 mg extended release tablets

•	Claritin-D® 12-hour 120 mg 12-hour extended release tablets

•	Claritin-D® 24-hour 240 mg 24-hour extended release tablets

•	Claritin Reditabs® 10 mg orally disintegrating tablets

•	Ditropan XL® 5, 10 and 15 mg extended release tablets

•	Glucophage XR® 500 mg extended release tablets

•	Concerta® 18, 27, 36 and 54 mg extended release tablets

•	Allegra-D® 60, 120 mg extended release tablets

•	Wellbutrin XL® 150 and 300 mg extended release tablets

•	Prilosec® 10 mg, 20 mg, 40 mg extended release tablets

The 12 covered products under the Teva Agreement represent 22 different product/strength combinations, of which, as of February 8, 2013, 16 have been approved by the FDA, nine of which are currently being marketed and four of which are awaiting FDA approval.  In July 2010, we amended the Teva Agreement to terminate its provisions with respect to the Prilosec® products.  Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the Allegra-D® product, if any, with such profit share payments not to exceed an aggregate amount of $3.0 million.  With the exception of Glucophage XR® which Teva elected to develop and manufacture itself; the Allegra-D® products and Wellbutrin XL® 150 mg, for which the product rights have been returned to us; Wellbutrin XL® 300 mg which we voluntarily withdrew from the market in 2012, the Concerta® products which have not yet been approved by the FDA, the Prilosec® products, the Claritin® products, and the last product which has not been publicly identified, we manufacture and supply each of the above referenced products to Teva.

Under the Teva Agreement, Teva is required to pay us a fixed percentage of defined profits on its sales of products, except for the Claritin® products, and reimburses us for our manufacturing costs, for a term of 10 years from the initial commercialization of each product. Additionally, under the Teva Agreement, we share with Teva the profits (up to a maximum of 50%) from the sale of the generic pharmaceutical OTC versions of the Claritin® products, sold through our OTC Partners’ alliance agreement.

Our remaining obligations under the Teva Agreement are to continue our efforts to obtain FDA approval of those products not yet approved, and manufacture and supply the approved products to Teva. Our obligation to manufacture and supply each product extends for 10 years following the commercialization of the product.  For more information about the Teva Agreement, see “Item 15. Exhibits and Financial Statement Schedules – Note 12. Alliance and Collaboration Agreements.”

OTC Partner Alliance Agreements
We have a Development, License and Supply Agreement with Pfizer Inc. (formerly Wyeth) relating to our generic Claritin-D® 12-hour extended release product. Under the agreement, which was entered into in 2002, we received an upfront payment of $0.35 million and product development milestone payments aggregating $2.0 million. We also receive quarterly royalty payments which are calculated as a percentage (less than 10%) of Pfizer’s sales of products covered by the agreement. Pfizer launched the 12-hour product in May 2003 as its OTC Alavert D-12 Hour®. We do not expect to receive any additional milestone payments under the agreement. This agreement with Pfizer terminates in April 2018.

We also entered into a non-exclusive Licensing, Contract Manufacturing and Supply Agreement with Merck & Co., Inc. (formerly Schering-Plough) relating to our generic Claritin-D® 12-hour extended release product in 2002. Under the agreement, we received an upfront payment of $2.25 million and milestone payments aggregating $4.5 million from Merck.  Merck agreed to purchase the product from us at a fixed price. Merck launched our product as its Claritin-D® 12-hour in March 2003. Our product supply obligations under the agreement ended on December 31, 2008, after which Merck has manufactured the product. The agreement terminated on December 31, 2010, two years after our product supply obligations concluded. During the two year period from January 1, 2009 to December 31, 2010, Merck paid us a royalty on sales of their manufactured product.

Research Partner Alliance Agreement
In November 2008, we entered into a Joint Development Agreement with Valeant Pharmaceuticals International, Inc. (formerly Medicis Pharmaceutical Corporation) providing for collaboration in the development of five dermatological products, including an advanced form SOLODYN® product. Valeant paid us an upfront fee of $40.0 million in December 2008.  We have also received an aggregate of $15.0 million in milestone payments consisting of two $5.0 million milestone payments, paid by Valeant in March 2009 and September 2009, a $2.0 million milestone payment received in December 2009, and a $3.0 million milestone payment received in March 2011. We have the potential to receive up to an additional $8.0 million of contingent regulatory milestone payments as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® product under this agreement.  We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these regulatory milestones as revenue when achieved. We do not expect to receive any of these additional milestone payments during the fiscal year ending December 31, 2013.  To the extent we commercialize any of the four generic dermatology products covered by the agreement, we will pay to Valeant a gross profit share on sales of such products.

Impax Division – Alliance and Collaboration Agreements

Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited
In January 2012, we entered into the AZ Agreement with AstraZeneca.  Under the terms of the AZ Agreement, AstraZeneca granted to us an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on our behalf and paid us the gross profit on such Zomig® product sales. We are obligated to fulfill certain minimum requirements with respect to the promotion of currently approved Zomig® products as well as other dosage strengths of such products approved by the FDA in the future.  We may, but have no obligation to, develop and commercialize additional products containing zolmitriptan and additional indications for Zomig®, subject to certain restrictions as set forth in the AZ Agreement. We will be responsible for conducting clinical studies and preparing regulatory filings related to the development of any such additional products and would bear all related costs.  During the term of the AZ Agreement, AstraZeneca will continue to be the holder of the NDA for existing Zomig® products, as well as any future dosage strengths thereof approved by the FDA, and will be responsible for certain regulatory and quality-related activities for such Zomig® products. AstraZeneca will manufacture and supply Zomig® products to us and we will purchase our requirements of Zomig® products from AstraZeneca until a date determined in the AZ Agreement. Thereafter, AstraZeneca may terminate its supply obligations upon certain advance notice, in which case we would have the right to manufacture or have manufactured our own requirements for the applicable Zomig® product.

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to us representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period.  Under the terms of the AZ Agreement, we made quarterly payments totaling $130.0 million to AstraZeneca during the year ended December 31, 2012.  Beginning from January 2013, we are obligated to pay AstraZeneca tiered royalty payments based on net sales of Impax-labeled Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement.  We are also obligated to pay to AstraZeneca royalty payments after a certain specified date in the AZ Agreement based on gross profit from sales of authorized generic versions of the Zomig® products.

After December 31, 2015, we may terminate the AZ Agreement for convenience upon specified notice. We may also terminate the AZ Agreement if certain of AstraZeneca’s annual manufacturing costs reflected in the supply price increase by more than a certain threshold. The AZ Agreement may also be terminated under certain other circumstances, including for material breach, as set forth in the AZ Agreement.

License, Development and Commercialization Agreement with Glaxo Group Limited
In December 2010, we entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”).  Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 (brand name RYTARY™ in the United States) throughout the world, except in the U.S. and Taiwan, and certain follow on products at the option of GSK.  GSK paid an $11.5 million upfront payment to us in December 2010, and we have the potential to receive up to an additional $169.0 million of contingent milestone payments which includes $10.0 million contingent upon the achievement of clinical events, $29.0 million contingent upon the achievement of regulatory events, and $130.0 million upon the achievement of commercialization events. We are also eligible to receive royalty payments on GSK sales of IPX066.  We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these milestones as revenue when achieved. Based upon our current anticipated development timeline for IPX066, we believe we may receive the  next milestone payment under this agreement in the amount of $24.0 million during the fiscal year ending December 31, 2013, which is contingent, however, on our achievement of a certain specified regulatory milestone event.  The agreement with GSK also gives GSK the option to obtain development and commercialization rights to a future product for a one-time payment to us of $10.0 million.  We and GSK will generally bear our own development costs associated with activities under the License, Development and Commercialization Agreement, except that certain development costs, including with respect to follow on products, will be shared.  The agreement will continue until GSK no longer has any royalty payment obligations or, if earlier, the agreement is terminated in accordance with its terms.  The agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the agreement.

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.
In June 2010, we entered into a Development and Co-Promotion Agreement (“Endo Agreement”) with Endo Pharmaceuticals, Inc. ("Endo") under which we have agreed to collaborate in the development and commercialization of a next-generation advanced form of RYTARY™ (IPX066) ("Endo Agreement Product").  Under the provisions of the Endo Agreement, in June 2010, Endo paid to us a $10.0 million upfront payment.  We have the potential to receive up to an additional $30.0 million of contingent milestone payments which includes $15.0 million contingent upon the achievement of clinical events, $5.0 million contingent upon the achievement of regulatory events, and $10.0 million contingent upon the achievement of commercialization events.  We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these milestones as revenue when achieved. We do not expect to receive any of these additional milestone payments during the fiscal year ending December 31, 2013.  Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require us to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists.  Upon FDA approval of an NDA for the Endo Agreement Product, we will have the right (but not the obligation) to begin manufacture and sale of such product.

We also entered into a Settlement and License Agreement with Endo in June 2010 (the “Endo Settlement Agreement”) pursuant to which Endo agreed to make a payment to us should prescription sales of Opana® ER, as defined in the Endo Settlement Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to our Global Division launching a generic version of Opana® ER.

Co-Promotion Agreement with Pfizer Inc.
In March 2010, we entered into a First Amendment to our Co-Promotion Agreement ("Pfizer Co-Promotion Agreement") with Pfizer, Inc., as successor to Wyeth.  Our obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012.  Prior to such time,  we received a fixed fee for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis.  Pfizer owns the product and was responsible for all pricing and marketing literature as well as product manufacture and fulfillment.  We recognized revenues of $7.1 million, $14.1 million and $14.1 million in the years ended December 31, 2012, 2011 and 2010, respectively, under the Pfizer Co-Promotion Agreement, with such amounts presented in the line item “Promotional Partner” revenue on the consolidated statement of operations.

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

Competition
The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Actavis, Inc., Mylan Inc., Ranbaxy Laboratories Ltd., Lannett Company, Inc., Sandoz, Inc., and Par Pharmaceutical Companies, Inc.

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

In the brand-name pharmaceutical market, we are not currently marketing any internally developed products. However, if we obtain FDA approval for, and start marketing, our own CNS brand-name pharmaceuticals, we expect that competition will be limited to large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.

Sales and Marketing
We market and sell our generic pharmaceutical prescription drug products within the continental United States and the Commonwealth of Puerto Rico. We have not made sales in any other jurisdictions over the last three fiscal years.  We derive a substantial portion of our revenue from sales to a limited number of customers. The customer base for our products consists primarily of drug wholesalers, warehousing chain drug stores, mass merchandisers, and mail-order pharmacies. We market our products both directly, through our Global Division, and indirectly through our Rx Partner and OTC Partner alliance and collaboration agreements. Together, our four major customers, Cardinal Health, McKesson Corporation, Amerisource-Bergen and Walgreens, accounted for 71% of our gross revenue for the year ended December 31, 2012. These four customers individually accounted for 25%, 22%, 15% and 9% of our gross revenue for the year ended December 31, 2012.  We do not have long-term contracts in effect with our four major customers.  A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

With respect to our branded pharmaceutical products, we began marketing Impax-labeled Zomig® products during the year ended December 31, 2012 pursuant to the terms of the AZ Agreement through our specialty sales force.

Manufacturing and Distribution
We source our finished dosage form products from our own facilities in Hayward, California and Taiwan. We also use several contract manufacturers for this purpose.  We package our products at our Philadelphia, Pennsylvania facility and at several contract packagers.  We operate our own distribution center in New Britain, Pennsylvania.

We completed construction of a new manufacturing facility in Taiwan in 2009 and the first phase of our Taiwan facility expansion was completed later that year. A second phase expansion of the Taiwan facility is currently underway and was substantially completed in 2012.  We currently intend to complete our second phase expansion and begin manufacturing trial batches of products in 2013.  A major portion of this second phase expansion is dedicated to the production of our internally developed late stage branded pharmaceutical product candidate, RYTARY™ for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and which we are working with the FDA on the appropriate next steps in response to the Complete Response Letter we received from the FDA in January 2013. We are also in the process of transferring a portion of our Hayward, California production to the lower cost production site in Taiwan.  After the second phase expansion is complete, we expect the Taiwan facility to have an annual production capacity of approximately 2 billion doses.  See also “Item 15. Exhibits and Financial Statement Schedules — Note 17. Segment Information and Note 18. Commitments and Contingencies” for a discussion of our Taiwan facility.

We believe we have sufficient capacity to produce our products for the future.  However, if the completion of the second phase expansion of the Taiwan facility is significantly delayed, we will, based upon current projections, reach full production capacity at our Taiwan manufacturing facility and may have inadequate capacity to meet our production requirements for RYTARY™.

We maintain an inventory of our products in connection with our obligations under our alliance and collaboration agreements.  In addition, for products pending approval, we may produce batches for inventory in anticipation of the launch of the products.  In the event that FDA approval is denied or delayed we could be exposed to the risk of this inventory becoming obsolete.

Raw Materials
The active chemical raw materials essential to our business are generally readily available from multiple sources in the United States and throughout the world. Certain raw materials used in the manufacture of our products are, however, available from limited sources and, in some cases, a single source. Although we have not experienced any material delays in receipt of raw materials to date, any curtailment in the availability of such raw materials could result in production or other delays or, in the case of products for which only one raw material supplier exists or has been approved by the FDA, a material loss of sales with consequent adverse effects on our business and results of operations. Also, because raw material sources for pharmaceutical products must generally be identified and approved by regulatory authorities, changes in raw material suppliers may result in production delays, higher raw material costs, and loss of sales and customers. We obtain a portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to, among other risks, FDA approval, governmental clearances, export duties, political instability, and restrictions on the transfers of funds.

Those of our raw materials that are available from a limited number of suppliers are Bendroflumethiazide, Chloroquine, Colestipol, Demeclocycline, Digoxin, Flavoxate, Methyltestosterone, Nadolol, Orphenadrine, Terbutaline and Klucel®, all of which are active pharmaceutical ingredients except Klucel®, which is an excipient used in several product formulations. The manufacturers of two of these products, Formosa Laboratories, Ltd. and a division of Ashland, Inc., are sole-source suppliers. While none of the active ingredients is individually significant to our business, the excipient, while not covered by a supply agreement, is utilized in a number of significant products, is manufactured for a number of industrial applications and has been readily available. Only one of the active ingredients is covered by a long-term supply agreement and, while we have experienced occasional interruptions in supplies, none has had a material effect on our operations.

Any inability to obtain raw materials on a timely basis, or any significant price increases not passed on to customers, could have a material adverse effect on us. We may experience delays from the lack of raw material availability in the future, which could have a material adverse effect on us.

Quality Control
In late May 2011, we received a warning letter from the U.S. Food and Drug Administration (FDA) related to an on-site FDA inspection of our Hayward, California manufacturing facility conducted between December 13, 2010 and January 21, 2011. In the warning letter, the FDA cited deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards.  In summary, the FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications.

From late June 2011 through the end of 2011, we filed our response and subsequent updates with the FDA and have continued to cooperate with the FDA to resolve the FDA observations.  In December 2011, we received an acknowledgement letter from the FDA stating that it had received a complete response from us to the warning letter. During the quarter ended March 31, 2012, the FDA completed a re-inspection of our Hayward manufacturing facility in connection with the warning letter and in addition, a general GMP inspection.  As a result of the general GMP inspection of our Hayward operations, the FDA issued a Form 483, with observations primarily relating to our Quality Control Laboratory.  We have been notified by the FDA that a satisfactory re-inspection of our Hayward manufacturing facility is required to close out the warning letter. The FDA observations do not place restrictions on our ability to manufacture and ship our products.

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

Research and Development
We conduct most of our research and development activities at our facilities in Hayward, California, with a staff of 176 employees as of December 31, 2012.  In addition, we have outsourced a number of research and development projects to offshore laboratories.

We spent approximately $81.3 million, $82.7 million and $86.2 million on research and development activities during the years ended December 31, 2012, 2011 and 2010, as more fully set out in the tables below:

	Global Division	Impax Division	Total Impax
	($ in millions)
Year Ended December 31, 2012

Clinical study expenses	$13.7	$10.6	$24.3
Personnel expenses	17.2	14.6	31.8
Experimental materials	3.7	0.9	4.6
Outside services	2.6	2.6	5.2
Facility expenses	2.8	1.0	3.8
Legal expenses	1.4	0.8	2.2
Other	7.1	2.3	9.4
Total	$48.5	$32.8	$81.3

	Global Division	Impax Division	Total Impax
	($ in millions)
Year Ended December 31, 2011

Clinical study expenses	$15.3	$12.1	$27.4
Personnel expenses	16.5	13.8	30.3
Experimental materials	5.0	1.5	6.5
Outside services	1.6	3.8	5.4
Facility expenses	3.9	1.1	5.0
Legal expenses	1.4	0.1	1.5
Other	2.5	4.1	6.6
Total	$46.2	$36.5	$82.7

	Global Division	Impax Division	Total Impax
	($ in millions)
Year Ended December 31, 2010

Clinical study expenses	$13.3	$22.3	$35.6
Personnel expenses	17.9	12.0	29.9
Experimental materials	6.2	1.8	8.0
Outside services	0.7	2.1	2.8
Facility expenses	3.1	1.0	4.1
Legal expenses	1.1	0.1	1.2
Other	2.0	2.6	4.6
Total	$44.3	$41.9	$86.2

We do not generally track research and development expense by individual product in either the Global Division or the Impax Division.

In the Global Division, we focus our research and development efforts based on drug-delivery technology and on products that we believe may have certain competitive advantages, rather than on any particular therapeutic area.  As of February 8, 2013, the Global Division had 50 products with applications pending with the FDA and another 25 products in development.  Accordingly, we believe that our generic pipeline products will, in the aggregate, generate a significant amount of revenue for us in the future.  However, while a generic product is still in development, we are unable to predict the level of commercial success that the product may ultimately achieve given the uncertainties relating to the successful and timely completion of bioequivalence studies, ANDA filing, receipt of marketing approval and resolution of any related patent litigation, as well as the amount of competition in the market at the time of product launch and thereafter and other factors detailed in “Item 1A Risk Factors.” Additionally, we do not believe that any individual generic pipeline product is currently significant in terms of accrued or anticipated research and development expense given the large volume of products under development in the Global Division, as detailed above.  Further, on a per product basis, development costs for generic products tend to be significantly lower than for branded products, as the process for establishing bioequivalence is significantly less extensive than the standard clinical trial process.  The regulatory approval process is significantly less onerous as well.

In the Impax Division, we currently have one late stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012.  We received a Complete Response Letter from the FDA in January 2013 indicating that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities.  We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and on resolving the warning letter.  We have a number of other product candidates that are in varying stages of development.  Of these products, we currently consider RYTARY™ to be a significant product.  While we believe other pipeline products in this division are potentially viable, profitable product candidates for the Company, given the uncertainties relating to the successful completion of clinical trials, the FDA approval process for branded products, reimbursement levels, the amount of competition at the time of product launch and thereafter and other factors detailed in “Item 1A Risk Factors,” such pipeline products are too early in the development process to be considered significant at this point in time.

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

New Drug Application (“NDA”).  For a drug product containing an active ingredient not previously approved by the FDA, a prospective manufacturer must submit a complete application containing the results of clinical studies supporting the drug product’s safety and efficacy. An NDA is also required for a drug with a previously approved active ingredient if the drug will be used to treat an indication for which the drug was not previously approved or if the dosage form, strength or method of delivery is changed.  The process required by the FDA before a pharmaceutical product may be approved for marketing in the U.S. generally involves the steps listed below, which could take from approximately three to more than ten years to complete.

•	Laboratory and clinical tests;
•	Submission of an Investigational New Drug (“IND”) application, which must become effective before clinical studies may begin;
•	Adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;
•
Submission of an NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing such matters such as manufacturing and quality assurance;

•	Scale-up to commercial manufacturing; and
•	FDA approval of an NDA.

As noted above, the submission of an NDA is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and instead request additional information, in which case, the application must be resubmitted with the supplemental information. After the application is deemed filed by the FDA, FDA staff will review an NDA to determine, among other things, whether a product is safe and efficacious for its intended use.

If, after reviewing the NDA, the FDA determines that the application cannot be approved in its current form, the FDA sends the NDA applicant a Complete Response Letter identifying all outstanding deficiencies that preclude final approval. The FDA then halts its review until the applicant resubmits the NDA with new information designed to address the deficiencies.  An applicant receiving a Complete Response Letter may resubmit the application with data and information addressing the FDA’s concerns or requirements, withdraw the application without prejudice to a subsequent submission of a related application or request a hearing on whether there are grounds for denying approval of the application. If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require an applicant to conduct Phase 4 testing which involves clinical trials designed to further assess a drug’s safety and effectiveness after NDA approval, and may require surveillance programs to monitor the safety of approved products which have been commercialized. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market. The agency may also impose requirements that the NDA holder conduct new studies, make labeling changes, implement Risk Evaluation and Mitigation Strategies, and take other corrective measures.

Abbreviated New Drug Application (“ANDA”).  For a generic version of an approved drug — a drug product that contains the same active ingredient as a drug previously approved by the FDA and is in the same dosage form and strength, utilizes the same method of delivery and will be used to treat the same indications as the approved product — the FDA requires only an abbreviated new drug application that ordinarily need not include clinical studies demonstrating safety and efficacy. An ANDA typically requires only data demonstrating that the generic formulation is bioequivalent to the previously approved “reference listed drug,” indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. In July 2012, the Generic Drug Fee User Amendments of 2012 (“GDUFA”) was enacted into law.  The GDUFA legislation implemented fees for new ANDA applications, Drug Master Files, product and establishment fees and a one-time fee for back-logged ANDA applications pending approval as of October 1, 2012.  In return, the program is intended to provide faster and more predictable ANDA reviews by the FDA and increased inspections of drug facilities.  Under GDUFA, generic product companies face significant penalties for failure to pay the new user fees, including rendering an ANDA application not “substantially complete” until the fee is paid.  Prior to the implementation of GDUFA, the FDA took an average of approximately 30 months, to approve an ANDA.

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

The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA. In general, the FDA is authorized to temporarily bar companies, or temporarily or permanently bar individuals, from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs under certain circumstances. In addition to debarment, the FDA has numerous discretionary disciplinary powers, including the authority to withdraw approval of an ANDA or to approve an ANDA under certain circumstances and to suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct.  The FDA may also withdraw product approval or take other correct measures if ongoing regulatory requirements are not met or if safety or efficacy questions are raised after the product reaches the market.

Other Regulatory Requirements
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

Patents, Trademarks and Licenses
We own or license a number of patents in the U.S. and other countries covering certain products and product candidates and have also developed brand names and trademarks for other products and product candidates. Generally, the brand pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. We consider the overall protection of our patents, trademarks and license rights to be of material value and act to protect these rights from infringement. However, our business is not dependent upon any single patent, trademark or license.

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

Market exclusivity is also sometimes influenced by regulatory exclusivity rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, the U.S., the EU and Japan each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy. Regulatory exclusivity rights are also available in certain markets as incentives for research on new indications, on orphan drugs and on medicines useful in treating pediatric patients. Regulatory exclusivity rights are independent of any patent rights and can be particularly important when a drug lacks broad patent protection. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.

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

Unless otherwise indicated, all product sales data and U.S. market size data in this Annual Report on Form 10-K are based on information obtained from Wolters Kluwer Health and IMS Health, unrelated third-party providers of prescription market data. We did not independently engage Wolters Kluwer Health or IMS Health to provide this information.

Employees
As of December 31, 2012, we had 1,125 full-time employees, of which 545 were in operations, 176 in research and development, 223 in the quality area, 120 in legal and administration, and 61 in sales and marketing.  None of our employees are subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.

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

In addition, we have exposure to many different industries and counterparties, including our partners under our alliance and collaboration agreements, suppliers of raw chemical materials, drug wholesalers and other customers that may be affected by an unstable economic environment.  Any economic instability may affect these parties’ ability to fulfill their respective contractual obligations to us, cause them to limit or place burdensome conditions upon future transactions with us or drive us and our competitors to decrease prices, each of which could materially and adversely affect our business, results of operations and financial position.

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

Our revenues and operating results may vary significantly from year-to-year and quarter to quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from, among other factors:

•	the timing of FDA approvals we receive;
•	the timing of process validation for particular drug products;
•	the timing of product launches, and market acceptance of such products launched;
•	changes in the amount we spend to research, develop, acquire, license or promote new products;
•	the outcome of our clinical trial programs;
•	serious or unexpected health or safety concerns with our products, the brand products we have genericized, or our product candidates;
•	the introduction of new products by others that render our products obsolete or noncompetitive;
•	the ability to maintain selling prices and gross margins on our products;
•	the outcome of our patent infringement litigation and other litigation matters and expenditures as a result of such litigation;
•	the ability to comply with complex governmental regulations which deal with many aspects of our business;
•	changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid and similar state programs;
•	increases in the cost of raw materials used to manufacture our products;
•	manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;
•	the ability of our brand license partner(s) to secure regulatory approval, gain market share, sales volume, and sales milestone levels;
•	timing of revenue recognition related to our alliance and collaboration agreements;
•	the ability to protect our intellectual property and avoid infringing the intellectual property of others; and
•	the addition or loss of customers.

As an illustration, we earned significant revenues and gross profit from sales of our tamsulosin, a generic to Flomax®, and fenofibrate products during the year ended December 31, 2010 and from sales of our authorized generic Adderall XR® and fenofibrate products during the years ended December 31, 2011 and December 31, 2012. We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight week period, during which we were able to achieve high market-share penetration.  Our tamsulosin product sales, however, did not remain at this level, as additional competing generic versions of the product entered the market in late April 2010, at the conclusion of our contractual exclusivity period, and have resulted in both price erosion and reduction of our market share. With respect to our authorized generic of Adderall XR® products, we are dependent on another unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division.  Any delay or interruption in the supply of our authorized generic of Adderall XR® products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. In June 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to our authorized generic Adderall XR® products and began marketing this product.  With respect to our fenofibrate products, in October 2012, a competitor product to our fenofibrate capsule was approved for sale by the FDA.  As a result of these competing products, we have experienced significant diminution of our sales revenue and gross profit from our generic Adderall XR® products. Any further diminution of sales revenue and/or gross profit from such products due to existing or additional competition, product supply or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

Due to the fluctuations in revenue and operating results discussed above, our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We cannot predict with any certainty the timing or level of sales of our products in the future. As a result, period-to-period comparisons of our operating results should not be relied upon as indications of our future performance and any full-year financial forecast should not be relied upon as a guarantee of future performance for that year or for any given quarter within that year.  If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the value of our securities could decline substantially.

We have received a warning letter from the FDA. If we are unable to promptly correct the issues raised in the warning letter, our business, results of operations and financial condition could be materially adversely affected.

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility conducted between December 13, 2010 and January 21, 2011. In the warning letter, the FDA cited deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing processes, stability testing, record keeping and quality standards.  In summary, the FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications.  From late June 2011 through the end of 2011, we filed our response and subsequent updates with the FDA and continued to cooperate with the FDA to resolve the FDA observations.  During the quarter ended March 31, 2012, the FDA completed a re-inspection of our Hayward manufacturing facility in connection with the warning letter and in addition, a general GMP inspection.  As a result of the general GMP inspection of our Hayward operations, the FDA issued a Form 483, with observations primarily relating to our Quality Control Laboratory.  We have been notified by the FDA that a satisfactory re-inspection of our Hayward manufacturing facility is required to close out the warning letter.  The FDA observations do not place restrictions on our ability to manufacture and ship our products.  We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review.  This work is ongoing and we are committed to improving our quality control and manufacturing practices.  We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out.  Unless and until the warning letter is closed out, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals.  Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications currently or previously listing our Hayward, California facility as a manufacturing location of finished dosage forms until these FDA observations are resolved.  For instance, in January 2013, the FDA issued a Complete Response Letter regarding our NDA for our late stage branded pharmaceutical product candidate, RYTARY™, which we are developing internally, for the symptomatic treatment of Parkinson’s disease.  In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities.  During the assessment of the NDA, we had withdrawn the Hayward site as an alternative site of commercial production in the launch of RYTARY™.  We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and, as noted above, on closing out the warning letter, however we cannot be assured of when that will occur.  Further, other federal agencies and our customers may take the warning letter into account when considering the award of contracts.  Any such actions could significantly disrupt our business and harm our reputation, resulting in a material adverse effect on our business, business, results of operations and financial condition.

Our continued growth is dependent on our ability to continue to successfully develop and commercialize new products in a timely manner.

Our financial results depend upon our ability to introduce and commercialize additional generic and branded products in a timely manner.  In the generic pharmaceutical products market, revenue from newly launched generic products that we are the first to market is typically relatively high during the period immediately following launch and can be expected generally to decline over time. Revenue from generic drugs in general can also be expected to decline over time. Revenue from branded pharmaceutical products can be expected to decline as the result of entry of new competitors, particularly of companies producing generic versions of the branded products.  Our continued growth is therefore dependent upon our ability to continue to successfully introduce and commercialize new generic and branded products.  As of February 8, 2013, we had 50 applications pending at the FDA for generic versions of brand-name pharmaceuticals. In our branded products division, we have one late stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ for the symptomatic treatment of Parkinson’s disease for which our NDA was accepted for filing by the NDA in February 2012 and which we are currently working with the FDA on the appropriate next steps in in response to a Complete Response Letter we received from the FDA in January 2013. We also have a number of other product candidates that are in varying stages of development.  The development and commercialization process for our products, particularly of our branded products, is time-consuming, costly and involves a high degree of business risk.  The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development.  Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market them successfully or profitably or, with respect to our generics products, we may not be able to market them at all if we do not prevail in the patent infringement litigation in which we are involved.  Our future results of operations will depend significantly upon our ability to timely develop, receive FDA approval for, and market new pharmaceutical products or otherwise acquire new products.

A substantial portion of our total revenues is derived from sales to a limited number of customers.

We derive a substantial portion of our revenue from sales to a limited number of customers.  In 2012, our five major customers, Cardinal Health, McKesson Corporation, Amerisource-Bergen, Walgreens and Medco accounted for 25%, 22%, 15%, 9% and 3%, respectively, or an aggregate of 74%, of our gross revenue.

A reduction in, or loss of business with, any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

A substantial portion of our total revenues is derived from sales of a limited number of products.

We derive a substantial portion of our revenue from sales of a limited number of products.  In 2012, our top five products in our Global Division accounted for 16%, 12%, 9%, 9% and 7%, or an aggregate of 53%, of Global product sales, net. In our Impax Division, revenue from sales of Zomig® products pursuant to our Distribution, License, Development and Supply Agreement with AstraZeneca accounted for 100% of our Impax product sales, net.  The sale of our products can be significantly influenced by market conditions, as well as regulatory actions.  We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations.  Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

Our net sales and quarterly growth comparisons may also be affected by fluctuations in the buying patterns of retail chains, major distributors and other trade buyers, whether resulting from pricing, wholesaler buying decisions or other factors. In addition, since such a significant portion of our revenues is derived from relatively few customers, any financial difficulties experienced by a single customer, or any delay in receiving payments from a single customer, could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition from both brand-name and generic manufacturers.

The pharmaceutical industry is highly competitive and many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. In addition, pharmaceutical manufacturers’ customer base consists of an increasingly limited number of large pharmaceutical wholesalers, chain drug stores that warehouse products, mass merchandisers, mail order pharmacies. Our competitors may be able to develop products and delivery technologies competitive with or more effective or less expensive than our own for many reasons, including that they may have:

•	proprietary processes or delivery systems;
•	greater resources in the area of research and development and marketing;
•	larger or more efficient production capabilities;
•	more expertise in a particular therapeutic area;
•	more expertise in preclinical testing and human clinical trials;
•	more experience in obtaining required regulatory approvals, including FDA approval;
•	more products; or
•	more experience in developing new drugs and financial resources, particularly with regard to brand manufacturers.

With respect to generic pharmaceutical products, the FDA approval process often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent claim for a corresponding brand product or other market exclusivity expires.  This often forces us to face immediate competition when we introduce a generic product into the market. As competition from other manufacturers intensifies, selling prices and gross profit margins often decline, which has been our experience with our existing products.  Moreover, with respect to products for which we file a Paragraph IV certification, if we are not the first ANDA filer challenging a listed patent for a product, we are at a significant disadvantage to the competitor that first filed an ANDA for that product containing such a challenge, which is awarded 180 days of market exclusivity for the product. With respect to our 29 disclosed products pending FDA approval for which we have filed Paragraph IV certifications as of February 8, 2013, we believe: (i) unrelated third parties are the first to file with respect to products with which 22 of our products can be expected to compete; (ii) we are the first to file for 4 products; and (iii) we share first to file status with other filers for 3 products.  Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product that we develop is generally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Although we cannot assure, we strive to develop and introduce new products in a timely and cost effective manner to be competitive in our industry (see “Item 1 Business — Regulation”).  Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product.  These circumstances generally result in significantly lower prices and reduced margins for generic products compared to brand products.  New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

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

Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Actavis, Inc., Mylan Inc., Ranbaxy Laboratories Ltd., Lannett Company, Inc., Sandoz, Inc., and Par Pharmaceutical Companies, Inc.

In the brand-name pharmaceutical market, we market Zomig® products pursuant to the Distribution, License, Development and Supply Agreement with AstraZeneca. We are not currently marketing any internally developed products, however, with respect to both products that we are developing internally and any additional products we may in-license from third parties, we expect that we will face increased competition from large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.

We have experienced operating losses and negative cash flow from operations in the past, and our future profitability is uncertain.

Although 2007 was our first profitable year, and we continued to record net income on an annual basis through and including 2012, we do not know whether our business will continue to be profitable or generate positive cash flow, and our ability to remain profitable or obtain positive cash flow is uncertain.  To remain operational and profitable, we must, among other things:

•	obtain FDA approval of our products;
•	successfully launch and market new products;
•	prevail in patent infringement litigation in which we are involved;
•	continue to generate or obtain sufficient capital on acceptable terms to fund our operations; and
•	comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

Any delays or unanticipated expenses in connection with the operation of our Taiwan facility could have a material adverse effect on our results of business operations and financial condition.

We completed construction of a new manufacturing facility in Taiwan, installed equipment, and received FDA approval during 2009.  We initiated commercial manufacturing operations in 2010, and produced approximately 115 million and 240 million tablets and capsules in 2011 and 2012 respectively, for sale in the United States.  We plan to continue to increase the aggregate total tablet and capsule production, as well as the number of different products manufactured, at our facility in Taiwan during 2013, and have invested approximately $110 million in the facility through December 31, 2012.

We initiated construction of an expansion to our manufacturing facility in Taiwan during 2009 and will expand the Taiwan manufacturing facility in stages.  The first phase of the expansion of the Taiwan manufacturing facility was completed in 2009 and the second phase of the expansion was substantially completed in 2012.  We currently expect to complete the second phase expansion and begin manufacturing trial batches of products during 2013.  After the completion of the second phase of the expansion, we expect the Taiwan facility to have an annual production capacity of approximately 2 billion doses.  A major portion of the second phase of the expansion is dedicated to the production of our late stage branded pharmaceutical product candidate, RYTARY™ for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and which we are currently working with the FDA on the appropriate next steps in response to a Complete Response Letter we received from the FDA in January 2013.  We are also in the process of transferring a portion of our Hayward, California production to the lower cost production site in Taiwan.

While we have thus far not suffered any material delays, significant increases in estimated expenses or other material setbacks associated with the construction and operation of the manufacturing facility in Taiwan, we cannot assure that costs of production will be within our projections.  During any potential delays in scale-up of commercial operations, changing market conditions could render projections relating to our investment in the new facility inaccurate or unreliable.  While the facility was approved by the FDA in 2009 and in 2012, we cannot assure that the facility will continue to receive FDA approval in future inspections. In addition, we cannot assure that the planned expansion of the facility will become operational as anticipated or will ultimately result in profitable operations. If the completion of the second phase of our planned expansion of the Taiwan facility is significantly delayed, we will, based upon current projections, reach full production capacity at our Taiwan manufacturing facility and may have inadequate capacity to meet our production requirements for RYTARY™.  If our manufacturing capacity were to be exceeded by our production requirements, we could lose customers and market share to competing products, and otherwise materially and adversely affect our business, results of operations and financial condition.

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

We are routinely subject to patent litigation that can delay or prevent our commercialization of generic products, force us to incur substantial expense to defend, and expose us to substantial liability.

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

As of February 8, 2013, we were involved in patent infringement suits involving the following 11 generic products: (i) Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®, (ii)  Ezetimibe/Simvastatin Tablets, 10/80 mg, generic to Vytorin®, (iii) Guanfacine Hydrochloride Tablets, 1 mg, 2 mg, 3mg and 4 mg, generic to Intuniv®, (iv) Dexlansoprazole Delayed Release Capsules, 30 mg and 60 mg, generic to Dexilant®, (v) Oxycodone Hydrochloride, Controlled Release tablets, 10 mg, 15 mg, 20 mg, 30 mg, 40 mg, 60 mg and 80 mg, generic to Oxycontin®, (vi) Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic to Nuedexta®, (vii) Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg, generic to Jalyn®, (viii) Fentanyl Citrate Buccal Tablets, 100 mcg, 200 mcg, 400 mcg, 600 mcg, and 800 mcg, generic to Fentora®, (ix) Oxycodone Hydrochloride Tablets, 5 mg and 7.5 mg, generic to Oxecta®, (x) Oxymorphone Hydrochloride, Extended Release tablets, 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic to Opana ER® and (xi) Oxycodone Hydrochloride, extended-release tablets 10 mg, 15 mg, 20 mg, 30 mg, 40 mg, 60 mg and 80 mg generic to OxyContin® (related to NDA 020553). For the year ended December 31, 2012, we incurred costs of approximately $8.7 million in connection with our participation in these matters, which are in varying stages of litigation, as well as for other matters that were resolved in 2012.  If any of these patent litigation matters are resolved unfavorably, we or any alliance or collaboration partners may be enjoined from manufacturing or selling the product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell generic products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent.  As a result, any patent litigation could have a material adverse effect on our business, results of operations and financial condition, although it is not possible to quantify the liability we could incur if any of these suits are decided against us.

Our agreements with brand pharmaceutical companies, which are important to our business, are facing increased government scrutiny in the U.S.

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic pharmaceutical products and therefore settling patent litigations has been and is likely to continue to be an important part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice for review. The FTC has publicly stated that, in its view, some of the brand - generic settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. In May 2012, we received a Civil Investigative Demand (“CID”) from the FTC concerning its investigation into the drug SOLODYN® and its generic equivalents.  According to the FTC, the investigation is to determine whether we, along with Medicis Pharmaceutical Corporation (now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc.) and six other companies, have engaged or are engaged in unfair methods of competition in or affecting commerce by entering into agreements regarding SOLODYN® or its generic equivalents and/or engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents.  To our knowledge, no proceedings have been initiated against us by the FTC at this time, however no assurance can be given as to the timing or outcome of the FTC’s investigation. Further, we may receive formal or informal requests from the FTC for information about certain other settlement agreements, and there is a risk that the FTC may commence an action against us alleging violation of the antitrust laws.

Our ability to develop or license, or otherwise acquire, and introduce new products on a timely basis in relation to our competitors’ product introductions involves inherent risks and uncertainties.

Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven. Likewise, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to terms such as license scope or termination rights.  The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources.  The process of obtaining FDA approval to manufacture and market new pharmaceutical products is rigorous, time consuming, costly and largely unpredictable.  We, or a partner, may not be successful in obtaining FDA approval or in commercializing any of the products that we are developing or licensing.

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

Our business is highly dependent on market perceptions of us and the safety and quality of our products.  Our business or products could be subject to negative publicity, which could have a material adverse effect on our business, results of operations and financial position.

Market perceptions of our business are very important to us, especially market perceptions of the safety and quality of our products. If any of our products or similar products that other companies distribute are subject to market withdrawal or recall or are proven to be, or are claimed to be, harmful to consumers, then this could have a material adverse effect on our business, results of operations and financial position. Also, because our business is dependent on market perceptions, negative publicity associated with product quality, illness or other adverse effects resulting from, or perceived to be resulting from, our products could have a material adverse impact on our business, results of operations and financial position.

We expend a significant amount of resources on research and development efforts that may not lead to successful product introductions or the recovery of our research and development expenditures.

We conduct research and development primarily to enable us to manufacture and market pharmaceuticals in accordance with FDA regulations.  We spent approximately $81.3 million, $82.7 million and $86.2 million on research and development activities during the years ended December 31, 2012, 2011 and 2010, respectively.  We are required to obtain FDA approval before marketing our drug products.  The FDA approval process is costly and time consuming.  Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase.  Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved pharmaceuticals.

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

Research and development efforts invested in our branded pharmaceutical products may not achieve expected results.

We invest increasingly significant resources to develop our branded products, both through our own efforts and through collaborations, in-licensing and acquisition of products from or with third parties.  The development of proprietary branded drugs involves processes and expertise different from those used in the development of generic products, which increases the risks of failure that we face. For example, the time from discovery to commercial launch of a branded product can be 15 years or even longer, and involves multiple stages: not only intensive preclinical and clinical testing, but also highly complex, lengthy and expensive approval processes which can vary from country to country. The longer it takes to develop a product, the longer time it may take for us to recover our development costs and generate profits, if at all.

During each development stage, we may encounter obstacles that delay the process or approval and increase expenses, leading to significant risks that we will not achieve our goals and may be forced to abandon a potential product in which we have invested substantial amounts of time and money. These obstacles may include: preclinical failures; difficulty enrolling patients in clinical trials; delays in completing formulation and other work needed to support an application for approval; adverse reactions or other safety concerns arising during clinical testing; insufficient clinical trial data to support the safety or efficacy of the product candidate; and failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate or the facilities in which it is manufactured. For instance, in January 2013, the FDA issued a Complete Response Letter regarding our NDA for our late stage branded pharmaceutical product candidate that we are developing internally, RYTARY™, for the symptomatic treatment of Parkinson’s disease.  In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY ™ and supportive manufacturing and distribution activities.  During the assessment of the NDA, we had withdrawn the Hayward site as an alternative site of commercial production in the launch of RYTARY™.  We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and, as noted above, on closing out the warning letter, however we cannot be assured of when that will occur.  We also discontinued our branded pharmaceutical development program for IPX159, an oral controlled-release formulation for the potential treatment of moderate to severe RLS, in mid-February 2013 after we determined that although the results from the Phase IIb clinical study of IPX159 in patients showed a modest improvement in addressing RLS symptoms, the results from the study did not achieve the statistical criteria for its primary efficacy endpoints compared to placebo.  As a result of the obstacles noted above, our investment in research and development of branded products can involve significant costs with no assurances of future revenues or profits.

Approvals for our new generic drug products may be delayed or become more difficult to obtain if the FDA institutes changes to its approval requirements.

The FDA may institute changes to its ANDA approval requirements, which may make it more difficult or expensive for us to obtain approval for our new generic products.  For instance, in July 2012, the Generic Drug Fee User Amendments of 2012 (“GDUFA”) was enacted into law.  The GDUFA legislation implemented fees for new ANDAs, Drug Master Files, product and establishment fees and a one-time fee for back-logged ANDAs pending approval as of October 1, 2012.  In return, the program is intended to provide faster and more predictable ANDA reviews by the FDA and increased inspections of drug facilities.  Under GDUFA, generic product companies face significant penalties for failure to pay the new user fees, including rendering an ANDA not “substantially complete” until the fee is paid.  It is currently uncertain the effect the new fees will have on our ANDA process and business, however, any failure by us or our suppliers to pay the fees or to comply with the other provisions of GDFUA may impact or delay our ability to file ANDAs, obtain approvals for new generic products, generate revenues and thus may have a material adverse effect on our business, results of operations and financial condition.

Some abbreviated application procedures for products, including those related to our ANDA filings, are or may also become the subject of petitions filed by brand-name drug manufacturers seeking changes from the FDA in the approval requirements for particular drugs, which can delay or make development of generic drugs more difficult.  We cannot predict whether the FDA will make any changes to its abbreviated application requirements as a result of these petitions, or the effect that any changes may have on us.  Any changes in FDA requirements as a result of these petitions or otherwise may similarly make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus have a material adverse effect on our business, results of operations and financial condition.

Our inexperience in conducting clinical trials and submitting NDAs could result in delays or failure in development and commercialization of our own branded products, which could have a material adverse effect on our results of operations, liquidity, and financial condition.

With respect to our branded products and other products that we develop that are not generic equivalents of existing brand-name drugs and thus do not qualify for the FDA’s abbreviated application procedures, we must demonstrate through clinical trials that these products are safe and effective for use.  We have only limited experience in conducting and supervising clinical trials. The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval.  There are substantial filing fees for NDAs that are not refundable if FDA approval is not obtained.

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

The FDA or foreign regulatory authorities may require us to conduct unanticipated additional clinical trials, which could result in additional expense and delays in bringing our product candidates to market.  Any failure or delay in completing clinical trials for our product candidates would prevent or delay the commercialization of our product candidates.  We cannot assure that our expenses related to clinical trials will lead to the development of brand-name drugs that will generate revenues in the near future. Delays or failure in the development and commercialization of our own branded products could have a material adverse effect on our results of operations, liquidity, financial condition, and our growth prospects.

We rely on our license partner for regulatory filing and commercialization of IPX066 outside of the United States and Taiwan.

Glaxo Group Limited, under the terms of our license, development and commercialization agreement, is responsible for certain regulatory activities outside the United States and Taiwan that are essential for the commercialization of IPX066 (brand name RYTARY™ in the United States) outside of the United States and Taiwan.  If Glaxo Group Limited is not successful in its performance of, or fails to perform, their regulatory obligations with respect to IPX066, we may not be able to obtain regulatory approval for IPX066 in certain jurisdictions outside of the United States and Taiwan, which could have a material adverse effect on our results of operations and financial condition.

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

If third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements.  If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates, which could have a material adverse effect on our results of operations, financial condition and growth prospects.

The illegal distribution and sale by third parties of counterfeit versions of our products or of stolen products could have a negative impact on our reputation and a material adverse effect on our business, results of operations and financial condition.

Third parties could illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective, and can be life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the active pharmaceutical ingredient or no active pharmaceutical ingredients at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation and our business.

Public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our business, financial position and results of operations.

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

While we have implemented a number of protective measures, including firewalls, antivirus, patches, data encryption, log monitors, routine back-ups with offsite retention of storage media, system audits, data partitioning, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events.

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

We depend on qualified scientific and technical employees and are increasingly dependent on our direct sales force, and our limited resources may make it more difficult to attract and retain these personnel.

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

In addition, marketing of the Zomig® products pursuant to our Distribution, License, Development and Supply Agreement with AstraZeneca and future marketing of any internally developed branded products approved by the FDA requires and will continue to require much greater use of a direct sales force compared to marketing of our Global products.  Our ability to realize significant revenues from marketing and sales activities depends on our ability to attract and retain qualified sales personnel.  Competition for qualified sales personnel is intense.  Any failure to attract or retain qualified sales personnel or to enter into third party arrangements on favorable terms for a contract sales force could negatively impact our sales revenue and have a material adverse effect on our business, results of operations and financial condition.

We have entered into employment agreements with our executive officers and certain other key employees.  Under the employment agreements, the employee may terminate his or her employment upon 60 days prior written notice to us.  All of our other key personnel are employed on an at-will basis with no formal employment agreements. We purchase a life insurance policy as an employee benefit for Dr. Hsu, but do not maintain “Key Man” life insurance on any executives.

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

For instance, in 2012, we conducted a voluntary market withdrawal of our bupropion XL 300 mg product, which we manufactured and Teva Pharmaceuticals USA, Inc. marketed, after the FDA determined that the product was not therapeutically equivalent to the referenced listed drug, Wellbutrin XL® 300 mg.

As discussed above, we received a warning letter in late May 2011 from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility conducted between December 13, 2010 and January 21, 2011 and a Form 483 from the FDA during the quarter ended March 21, 2012 after the FDA completed a re-inspection of our Hayward manufacturing facility in connection with the warning letter and a general GMP inspection.  We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review.  This work is ongoing and we are committed to improving our quality control and manufacturing practices.  We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out.  Unless and until the warning letter is closed out, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals.  Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until these FDA observations are resolved.  Other federal agencies and our customers may take the warning letter into account when considering the award of contracts. Any such actions could significantly disrupt our business and harm our reputation, resulting in a material adverse effect on our business, business, results of operations and financial condition.

With respect, to environmental, safety and health laws and regulations, we cannot accurately predict the outcome or timing of future expenditures that we may be required to make in order to comply with such laws as they apply to our operations and facilities.  We are also subject to potential liability for the remediation of contamination associated with both present and past hazardous waste generation, handling, and disposal activities.  We are subject periodically to environmental compliance reviews by environmental, safety, and health regulatory agencies.  Environmental laws are subject to change and we may become subject to stricter environmental standards in the future and face larger capital expenditures in order to comply with environmental laws.

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

Healthcare costs have risen significantly over the past decade.  On March 23, 2010, President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) and on March 30, 2010, the President signed the "Health Care and Education Reconciliation Act" (P.L. 111-152), collectively commonly referred to as the “Healthcare Reform Law” which, among other things, requires most individuals to have health insurance, effective January 1, 2014, establishes new regulations on health plans (with the earliest changes for certain benefits beginning with plan years commencing after September 23, 2010), creates insurance exchanges (effective January 2014) and imposes new requirements and changes in reimbursement or funding for healthcare providers, device manufacturers and pharmaceutical companies (with the earliest changes effective on March 23, 2010) and other changes staged in thereafter.  The Healthcare Reform Law imposes additional requirements and obligations upon our company, which, to a certain extent, will depend upon the mix of products we sell.  These changes include, among other things:

•
revisions to the Medicaid rebate program by: (a) increasing the rebate percentage for branded drugs dispensed after December 31, 2009 to 23.1% of the average manufacturer price ("AMP"),  with limited exceptions, (b) increasing the rebate for outpatient generic, multiple source drugs dispensed after December 31, 2009 to 13% of AMP; (c) changing the definition of AMP; and (d) extending the Medicaid rebate program effective January 1, 2011 to Medicaid managed care plans, with limited exception;

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

The design, development and manufacture of pharmaceutical products involve an inherent risk of product liability claims and associated adverse publicity.  Product liability insurance coverage is expensive, difficult to obtain, and may not be available in the future on acceptable terms, or at all.  Although we currently carry $50.0 million of such insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceutical products for human consumption.

We face risks relating to our goodwill and intangibles.

At December 31, 2012, our goodwill, which was originally generated as a result of the December 1999 merger of Global Pharmaceuticals Corporation and Impax Pharmaceuticals, Inc., was approximately $27.6 million, or approximately 3% of our total assets, and the carrying value of our intangible assets, composed primarily of the Zomig® and Tolmar product rights acquired by us pursuant to the AZ Agreement and the Tolmar Agreement, respectively, was approximately $48.0 million, or approximately 6% of our total assets.  We may never realize the value of our goodwill and intangibles. We will continue to evaluate, on a regular basis, whether events or circumstances have occurred to indicate all, or a portion, of the carrying amount of goodwill or intangible assets may no longer be recoverable, in which case an impairment charge to earnings would become necessary.  Although as of December 31, 2012, the carrying value of our goodwill and intangible assets was not impaired based on our assessment performed in accordance with accounting principles generally accepted in the U.S. (“GAAP”), any such future determination requiring the write-off of a significant portion of the carrying value of our goodwill or intangible assets could have a material adverse effect on our business, results of operations and financial condition.

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

We have experienced rapid growth in the past several years and anticipate continued rapid expansion in the future.  The number of our ANDAs pending approval at the FDA has increased from 24 at December 31, 2008 to 50 at February 8, 2013.  This growth has required us to expand, upgrade, and improve our administrative, operational, and management systems, internal controls and resources.  We anticipate additional growth in connection with the expansion of our manufacturing operations, development of our brand-name products, and our marketing and sales efforts for the products we develop.  Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage growth effectively or to develop a successful marketing approach, our business and financial results will be materially harmed.  We may also seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings.  Further, if we are unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition.

We may make acquisitions of, or investments in, complementary technologies, businesses or products, which may be on terms that are not commercially advantageous, may require additional debt or equity financing, and may involve numerous risks, including the risks that we may be unable to integrate the acquired business successfully and that we may assume liabilities that adversely affect us.

We regularly review the potential acquisition of technologies, products, product rights and complementary businesses.  We may choose to enter into such transactions at any time.  Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates.  To the extent that we do identify candidates that we believe to be suitable, we cannot provide assurance that we will be able to make such acquisitions or investments on commercially advantageous terms or at all.

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
Our primary properties consist of a leased 45,000 sq. ft. corporate headquarter facility, an owned 35,000 sq. ft. research and development center and an owned 50,000 sq. ft. manufacturing facility, all located in Hayward, California; a 113,000 sq. ft. packaging and warehousing facility located in Philadelphia, Pennsylvania, also owned by us, and a leased 44,000 sq. ft. facility located in New Britain, Pennsylvania, which houses sales, marketing and administration personnel and also serves as our distribution center.  In addition, we own a 19,000 sq. ft. office building containing additional administrative and laboratory facilities in Hayward, a 50,400 sq. ft. warehouse building in Hayward, and a 13,300 sq. ft. building in Hayward which houses additional administrative support staff.  We also lease two additional facilities aggregating 76,180 sq. ft. in Hayward, California, which are utilized for additional research and development, administrative services and equipment storage.  The expiration dates of these lease agreements range between March 31, 2014 and December 31, 2015.  We also own a 100,000 sq. ft. manufacturing facility in Taiwan.  Our properties are generally used to support the operations of both the Global Division and the Impax Division.

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
Information pertaining to legal proceedings can be found in “Item 15. Exhibits and Financial Statement Schedules – Note 19. Legal and Regulatory Matters” and is incorporated by reference herein.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price
Our common stock is traded on the NASDAQ Global Market under the symbol "IPXL".  The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Market, as follows:

	Price Range per Share
	High	Low
Year Ending December 31, 2012
First Quarter	$25.00	$18.40
Second Quarter	$25.36	$19.29
Third Quarter	$26.89	$19.22
Fourth Quarter	$27.25	$19.45
Year Ending December 31, 2011
First Quarter	$26.19	$20.01
Second Quarter	$28.75	$20.00
Third Quarter	$22.07	$14.46
Fourth Quarter	$20.79	$16.50

This performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Impax Laboratories, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

Holders
As of February 15, 2013, there were approximately 293 holders of record of our common stock, solely based upon the count our transfer agent provided us as of that date.

Dividends
We have never paid cash dividends on our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our earnings, financial condition, capital requirements and other factors as the Board of Directors may deem relevant. Our credit agreement with Wells Fargo prohibits the payment of dividends without the consent of Wells Fargo.

Unregistered Sales of Securities
There were no sales of unregistered securities during the year ended December 31, 2012.

Purchases of Equity Securities by the Issuer
The following table provides information regarding the purchases of our equity securities by us during the quarter ended December 31, 2012.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	103,099	$24.37	—	—

November 1, 2012 to November 30, 2012	-	-	-	-

December 1, 2012 to December 31, 2012	2,069	$20.46	—	—

Total	105,168	$24.00	—	—

(1)
Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”).

Equity Compensation Plans
The following table details information regarding our existing equity compensation plans as of December 31, 2012:
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,177,221	(1)	$12.72	1,855,771
Equity compensation plans not approved by security holders	---		---	191,622	(2)
Total:	4,177,221		$12.72	2,047,393

(1)	Represents options issued pursuant to the 2002 Plan, and the Impax Laboratories Inc. 1999 Equity Incentive Plan.

(2)	Represents 191,622 shares of common stock available for future issuance under the Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.

See “Item 15. Exhibits and Financial Statement Schedules — Note 13. Employee Benefit Plans and Note 14. Share Based Compensation,” for information concerning our employee benefit plans and equity compensation plans.

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

The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  These audited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of our financial position and results of operations for these periods.

	For the Years Ended December 31,
($ in 000s, except per share data)	2012	2011	2010	2009	2008

Statements of Operations Data:
Total revenues	$581,692	$512,919	$879,509	$358,409	$210,071
Research and development	81,320	82,701	86,223	63,274	59,237
Total operating expenses	199,562	158,684	145,939	117,683	114,179
Income from operations	82,992	99,611	393,324	70,413	3,923
Net income	55,873	65,495	250,418	50,061	15,987
Net income per share — basic	0.85	1.02	4.04	0.83	0.27
Net income per share — diluted	0.82	0.97	3.82	0.82	0.26

	As of December 31,
($ in 000s)	2012	2011	2010	2009	2008

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$298,918	$346,414	$348,401	$90,369	$119,985
Working capital	400,248	443,074	394,278	170,143	126,784
Total assets	863,970	793,859	693,318	660,756	514,287
Long-term debt	--	--	--	--	5,990
Total liabilities	172,867	190,918	185,331	438,748	354,942
Retained earnings (deficit)	372,614	316,741	251,246	828	(49,233)
Total stockholders’ equity	691,103	602,941	507,987	222,008	159,345

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis, as well as other sections in this report, should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included elsewhere herein.  All references to years mean the relevant 12-month period ended December 31.

Overview
General
We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products.  As of February 8, 2013, we marketed 124 generic pharmaceuticals, which represent dosage variations of 37 different pharmaceutical compounds through our own Global Pharmaceuticals division; another 14 of our generic pharmaceuticals representing dosage variations of four different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of February 8, 2013, we had 50 applications pending at the FDA, including three tentatively approved by the FDA, and 25 other products in various stages of development for which applications have not yet been filed.

In the generic pharmaceuticals market, we focus our efforts on controlled-release generic versions of selected brand-name pharmaceuticals covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that will reproduce the brand-name product’s physiological characteristics but not infringe any valid patents relating to the brand-name product. We generally focus on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We develop specialty generic pharmaceuticals that we believe present certain competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. We have also recently expanded our generic pharmaceutical products portfolio to include alternative dosage form products primarily through alliance and collaboration agreements with third parties.

In the brand-name pharmaceuticals market, we are developing products for the treatment of central nervous system (“CNS”) disorders. Our brand-name product portfolio currently consists of one late stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ for the treatment of symptomatic Parkinson’s disease, and other development-stage projects to which we are applying our formulation and development expertise to develop differentiated, modified, or controlled-release versions of currently marketed (either in the U.S. or outside the U.S.) drug substances. We also sell and promote branded pharmaceutical products developed by an unrelated third-party pharmaceutical company through our direct sales force. We intend to expand our brand-name products portfolio primarily through internal development and also through licensing and acquisition.

We operate in two segments, referred to as the “Global Pharmaceuticals Division” or “Global Division” and the “Impax Pharmaceuticals Division” or “Impax Division.”

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following sales channels: the Global Products sales channel, for sales of generic prescription products we sell directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel, for generic pharmaceutical over-the-counter and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for sales of generic pharmaceutical over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements.  We sell our Global Division products within the continental United States and the Commonwealth of Puerto Rico.  We have no sales in foreign countries.  Revenues from Global Product sales channel and the Private Label Product sales channel are reported under the caption “Global Product Sales, net” in our consolidated results of operations.  We also generate revenue in our Global Division from research and development services provided under a joint development agreement with another pharmaceutical company, and we report such revenue under the caption “Research Partner” revenue in our consolidated results of operations.

The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. We have one late stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ for the treatment of symptomatic Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012.   In January 2013, the FDA issued a Complete Response Letter regarding the NDA for RYTARY™.  A Complete Response Letter is issued by the FDA’s Center for Drug Evaluation and Research when the review cycle for a pharmaceutical product candidate is complete and the application is not yet ready for approval. In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities. During the assessment of the NDA, we withdrew our Hayward site as an alternative site of commercial production at launch for RYTARY™.   We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and on resolving the warning letter.  The Impax Division also has a number of other product candidates that are in varying stages of development. In addition, the Impax Division is engaged in product sales through a direct sales force focused on selling to physicians, primarily in the CNS community, pharmaceutical products developed by an unrelated third-party pharmaceutical company pursuant to a Distribution, License, Development and Supply Agreement.  Additionally, we generate revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and we report such revenue in the line item “Research Partner” in our consolidated results of operations.  Finally, we generate revenue in the Impax Division under a License, Development and Commercialization Agreement with another unrelated third-party pharmaceutical company, and we report such revenue in the line item “Rx Partner” in our consolidated results of operations.

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

Pursuant to a license and distribution agreement, we are dependent on an unrelated third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell. We experienced disruptions related to the supply of our authorized generic Adderall XR® under the license and distribution agreement during each of the years ended December 31, 2012, 2011 and 2010.  In November 2010, we filed suit against the third party supplier of our authorized generic of Adderall XR® for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement.  We entered into a settlement agreement with the third party supplier in February 2013. If we suffer supply disruptions related to our authorized generic Adderall XR® product in the future, our revenues and relationships with our customers may be materially adversely affected.  Further, we may enter into similar license and distribution agreements in the future.

Critical Accounting Policies and Use of Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the U.S. Securities & Exchange Commission (SEC) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs under the Company's several alliance and collaboration agreements.  Actual results may differ from estimated results.  Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2012.

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

Global Product sales, net, and Impax Product sales, net.  We recognize revenue from direct sales in accordance with SEC Staff Accounting Bulletin No. 104, Topic 13, "Revenue Recognition" (“SAB 104”). We recognize revenue from direct product sales at the time title and risk of loss pass to customers, which is generally when product is received by the customer.  We establish accrued provisions for estimated chargebacks, rebates, distribution service fees, product returns, shelf-stock and other pricing adjustments in the period we record the related sales.

Consistent with industry practice, we record an accrued provision for estimated deductions for chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and other pricing adjustments, in the same period when revenue is recognized. The objective of recording provisions for these deductions at the time of sale is to provide a reasonable estimate of the aggregate amount we expect to ultimately credit our customers.  Since arrangements giving rise to the various sales credits are typically time driven (i.e. particular promotions entitling customers who make purchases of our products during a specific period of time, to certain levels of rebates or chargebacks), these deductions represent important reductions of the amounts those customers would otherwise owe us for their purchases of those products.  Customers typically process their claims for deductions in a reasonably timely manner, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare such actual amounts to the estimated provisions, in the aggregate, for each deduction category to assess the reasonableness of the various reserves at each quarterly balance sheet date.  Differences between our estimated provisions and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP.  We do not have the ability to specifically link any particular sales credit to an exact sales transaction and since there have been no material differences, we believe our systems and procedures are adequate for managing our business.  An event such as the failure to report a particular promotion could result in a significant difference between the estimated amount accrued and the actual amount claimed by the customer, and, while there have been none to date, we would evaluate the particular events and factors giving rise to any such significant difference in determining the appropriate accounting.

Chargebacks.  We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers.  The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer.  We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers.  The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business.  We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.  The following table is a roll-forward of the activity in the chargeback reserve for the years ended December 31, 2012, 2011 and 2010:

	As of December 31,
	2012	2011	2010
	($ in 000s)
Chargeback reserve

Beginning balance	$22,161	$14,918	$21,448
Provision recorded during the period	209,452	166,504	181,566
Credits issued during the period	(213,203)	(159,261)	(188,096)
Ending balance	$18,410	$22,161	$14,918

Provision as a percent of gross product sales	22%	23%	19%

The aggregate provision for chargebacks, as a percent of gross product sales, decreased slightly from 2011 to 2012 primarily as a result of sales of Impax-labeled Zomig®, which we began selling during the year ended December 31, 2012, and which carries a lower average chargeback amount relative to our other products.  The lower chargebacks on Impax-labeled Zomig® were partially offset by higher chargebacks on sales of our authorized generic Adderall XR® and fenofibrate products during the year ended December 31, 2012 which resulted in lower net selling prices for those products.  The lower net selling prices on our authorized generic Adderall XR® and fenofibrate products were the result of increased competition during the year ended December 31, 2012.  With respect to our authorized generic Adderall XR® products, in June 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to ours and began marketing their product.  With respect to our fenofibrate products, in October 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to our fenofibrate capsules and began marketing their product.  See “Results of Operations” below for additional discussion on the impact of our authorized generic of Adderall XR® and fenofibrate product sales on our financial condition.

The lower provision for chargebacks as a percent of gross product sales in 2010 as compared to both 2011 and 2012 was principally the result of the launch of our tamsulosin product, which generally resulted in higher gross Global Product sales and carried a lower average chargeback credit amount, relative to our other products sold through our Global Division’s Global Products sales channel, during the year ended December 31, 2010.  We commenced sales of our tamsulosin product on March 2, 2010 and had contractual market exclusivity for this generic product for the succeeding eight weeks, during which we were able to achieve high market-share penetration.  Our tamsulosin product sales after the end of the contractual exclusivity period, have not remained at this level, as additional competing generic versions of the product entered the market in late April 2010, and have resulted in both price erosion and reduction of our market-share.  See “Results of Operations” below for additional discussion on the impact of tamsulosin and our authorized generic of Adderall XR® product sales on our financial condition.

Rebates.  In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel.  The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment.  The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business.  We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date.  The following table is a roll-forward of the activity in the rebate reserve for the years December 31, 2012, 2011 and 2010:

	As of December 31,
	2012	2011	2010
	($ in 000s)
Rebate reserve

Beginning balance	$29,164	$23,547	$40,443
Provision recorded during the period	111,099	79,697	103,052
Credits issued during the period	(94,252)	(74,080)	(119,948)
Ending balance	$46,011	$29,164	$23,547

Provision as a percent of gross product sales	12%	11%	11%

The increase in the provision for rebates as a percent of gross product sales from 2011 to 2012 was principally the result of increased competition on our authorized generic Adderall XR® and fenofibrate products during the year ended December 31, 2012 which resulted in lower net selling prices.  With respect to our authorized generic Adderall XR® products, in June 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to ours and began marketing their product.  With respect to our fenofibrate products, in October 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to our fenofibrate capsules and began marketing their product.  See “Results of Operations” below for additional discussion on the impact of our authorized generic of Adderall XR® and fenofibrate product sales on our financial condition.

As noted in the table above, the provision for rebates, as a percent of gross product sales remained consistent from 2010 to 2011.

Returns.  We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date.  We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of product sales.  We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information.  We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns.  We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages.  The following table is a roll-forward of the activity in the accrued product returns for the years ended December 31, 2012, 2011 and 2010:

	As of December 31,
	2012	2011	2010
	($ in 000s)
Returns reserve

Beginning balance	$24,101	$33,755	$22,114
Provision recorded during the period	3,003	688	15,821
Credits issued during the period	(3,664)	(10,342)	(4,180)
Ending balance	$23,440	$24,101	$33,755

Provision as a percent of gross product sales	0.3%	0.1%	1.6%

The provision for returns as a percent of gross product sales has remained relatively low during the three year period ended December 31, 2012 as the result of continued improvement in our historical experience of actual return credits processed.  Our historical experience for returns has continued to remain low in recent years due to low levels of returns for new products such as tamsulosin and authorized generic Adderall XR®, as well as for other high volume products such as fenofibrate.  Credits issued during 2011 included $5.8 million related to a recall of our authorized generic Adderall XR® products which was initiated by our unrelated third-party manufacturer of those products.  Other credits issued during 2011 amounted to $4.5 million, similar to the total credits issued in each of 2012 and 2010.

Medicaid and Other Government Pricing Programs.  As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimates of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the pricing programs which may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments.  We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities.  The accrual for payments under government pricing programs totaled $33,794,000 and $17,479,000 as of December 31, 2012 and 2011.

Shelf-Stock Adjustments.  Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments.  We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company.  This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price.  The accrued reserve for shelf-stock adjustments totaled $390,000 and $684,000 as of December 31, 2012 and 2011.  Historically, differences between our estimated and actual credits issued for shelf stock adjustments have not been significant.

Rx Partner and OTC Partner.  Each of our Rx Partner and OTC Partner agreements contain multiple deliverables in the form of products, services and/or licenses over extended periods. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) Topic 605-25 supplemented SAB 104 provides guidance for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements that are material to our financial results, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue and related direct manufacturing costs over the estimated life of the agreement or our estimated expected period of performance using either the straight-line method or a modified proportional performance method.

The Rx Partners and OTC Partners agreements obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services.  In exchange for these deliverables, we receive payments from our agreement partners for product shipments and research and development services, and may also receive other payments including royalty, profit sharing, upfront payments, and periodic milestone payments.  Revenue received from our partners for product shipments under these agreements is generally not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments.  Royalty and profit sharing amounts we receive under these agreements are calculated by the respective agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the alliance agreement partners may negotiate with their customers.  We record the agreement partner's adjustments to such estimated amounts in the period the agreement partner reports the amounts to us.

We apply the updated guidance of ASC 605-25, “Multiple Element Arrangements”, to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva Agreement”).  We look to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition.  Consideration received as a result of research and development-related activities performed under the Teva Agreement is initially deferred and recorded as a liability captioned “Deferred revenue”.  We recognize the deferred revenue on a straight-line basis over our expected period of performance for such services.  Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer which is generally when the product is received by Teva.  We recognize profit share revenue in the period earned.

OTC Partner revenue is related to our alliance and collaboration agreement with Pfizer Inc. (formerly Wyeth) with respect to the supply of over-the-counter pharmaceutical products.  The OTC Partner sales channel is no longer a core area of our business, and the over-the-counter pharmaceutical products we sell through this sales channel are older products which are only sold to Pfizer, and which we sell at a loss.  The manufacturing of the over-the-counter pharmaceutical products is our only continuing obligation under this agreement with Pfizer.  In order to avoid deferring the losses we incur upon shipment of these products to Pfizer, Inc., we recognize revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer which is generally when the product is shipped by us.  We recognize profit share revenue in the period earned.

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

Promotional Partner.  We entered into a promotional services agreement with an unrelated third-party pharmaceutical company under which we provided physician detailing sales calls services to promote certain of the unrelated third-party company’s branded drug products.  We received service fee revenue in exchange for providing this service.  We recognized revenue from the provision of physician detailing sales calls as such services were rendered.  Our obligation to provide physician detailing sales calls under the promotional services agreement ended on June 30, 2012.

Estimated Lives of Alliance and Collaboration Agreements.  Because we may defer revenue we receive under our alliance agreements, and recognize it over the estimated life of the related agreement, or our expected period of performance, we are required to estimate the recognition period under each such agreement in order to determine the amount of revenue to be recognized in each period.  Sometimes this estimate is based on the fixed term of the particular alliance agreement. In other cases the estimate may be based on more subjective factors as noted in the following paragraphs. While changes to the estimated recognition periods have been infrequent, such changes, should they occur, may have a significant impact on our consolidated financial statements.

As an illustration, the consideration received from the provision of research and development services under the Joint Development Agreement with Valeant Pharmaceuticals International, Inc. (“Valeant Agreement”), including the upfront fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Valeant Agreement. The completion of the final deliverable under the Valeant Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Valeant Agreement, and therefore the earnings process will be complete.  The expected period of performance was initially estimated to be a 48 month period, starting in December 2008, upon receipt of the $40.0 million upfront payment, and ending in November 2012.  During the year ended December 31, 2012, we extended the end of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 due to changes in the estimated timing of completion of certain research and development activities under the agreement. This change in estimate was made on a prospective basis and resulted in a reduced periodic amount of revenue recognized in current and future periods. If there are additional changes in the estimated timing of the completion of the final deliverable under the Valeant Agreement, the revenue recognition period will change on a prospective basis at such time the event occurs.  If we were to conclude significantly more time will be required to fulfill our contractual obligations, then we would further extend the revenue recognition period, which would further reduce the amount of revenue recognized in future periods.

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

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds.  Our entire portfolio matures in less than one year.  The carrying value of the portfolio approximated the market value at December 31, 2012.  We carry our deferred compensation liability at fair value, based upon observable market values.  We had no debt outstanding as of December 31, 2012.  Our only remaining debt instrument at December 31, 2012 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

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

Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles", rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test.  Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required.  We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available.  We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2012 and 2011, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. To date, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview:

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31 2012	December 31 2011	Increase/ (Decrease)
(in $000’s)
			$	%
Total revenues	$581,692	$512,919	$68,773	13%
Gross profit	282,554	258,295	24,259	9%

Income from operations	82,992	99,611	(16,619)	(17)%

Income before income taxes	83,311	98,111	(14,800)	(15)%
Provision for income taxes	27,438	32,616	(5,178)	(16)%
Net income	$55,873	$65,495	$(9,622)	(15)%

Net income for the year ended December 31, 2012 was $55.9 million, a decrease of $9.6 million as compared to $65.5 million for the year ended December 31, 2011, primarily attributable to higher selling, general and administrative expenses, and partially offset by sales of Impax-labeled Zomig® tablets which we began selling in the three month period ended June 30, 2012, and sales of Impax-labeled Zomig® orally-disintegrating tablets and nasal spray which we began selling in the three month period ended September 30, 2012, and lower income taxes.  We continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products and fenofibrate products during the year ended December 31, 2012.  With respect to our authorized generic Adderall XR® products we have experienced significant declines in both market share and average net selling prices as a result of an unrelated pharmaceutical company receiving FDA approval in June 2012 for a competitor product and beginning to market their product.  Furthermore, we are dependent on a third-party pharmaceutical company to supply us with the finished product we market and sell through our Global Division and we have experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company.  With respect to our fenofibrate products, in October 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA and began being marketed.  Any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31 2012	December 31 2011	Increase/ (Decrease)
(in $000’s)
			$	%
Revenues
Global Product sales, net	$421,875	$443,818	$(21,943)	(5)%
Rx Partner	6,445	26,333	(19,888)	(76)%
OTC Partner	11,602	5,021	6,581	131%
Research Partner	8,760	16,538	(7,778)	(47)%
Total revenues	448,682	491,710	(43,028)	(9)%
Cost of revenues	229,355	242,713	(13,358)	(6)%
Gross profit	219,327	248,997	(29,670)	(12)%

Operating expenses:
Research and development	48,540	46,169	2,371	5%
Patent litigation	9,772	7,506	2,266	30%
Selling, general and administrative	15,377	11,313	4,064	36%
Total operating expenses	73,689	64,988	8,701	13%
Income from operations	$145,638	$184,009	$(38,371)	(21)%

Revenues
Total revenues for the Global Division for the year ended December 31, 2012, were $448.7 million, a decrease of 9% from 2011, principally resulting from the decrease in Global Product sales, net and Rx Partner revenues, as discussed below.

Global Product sales, net, were $421.9 million for the year ended December 31, 2012, a decrease of 5% from the same period in 2011, primarily as a result of lower sales of our authorized generic Adderall XR®, which were partially offset by higher sales of our fenofibrate products.  With respect to our authorized generic Adderall XR® products we have experienced significant declines in both market share and average net selling prices as a result of an unrelated pharmaceutical company receiving FDA approval in June 2012 for a competitor product and beginning to market such product.  With respect to sales of our fenofibrate products, while we experienced an increase resulting from overall market growth during the year ended December 31, 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA in October 2012, and began being marketed.

Rx Partner revenues were $6.4 million for 2012, a decrease of 76% over the prior year resulting from a profit-share adjustment from Teva under the Teva Agreement realized by us in the year ended December 31, 2011, for which there was no similar amount realized in 2012, as well as lower sales of our generic products marketed through the Teva Agreement.  Rx Partner revenue also includes a charge of $2.0 million in the year ended December 31, 2012 related to the voluntary market withdrawal of our buproprion XL 300 mg products in 2012 for which there was no similar charge in the prior year.

OTC Partner revenues were $11.6 million for the year ended December 31, 2012, with the increase over the prior year resulting from the recognition of $9.0 million of previously deferred revenue related to our product marketed under our OTC Partner alliance agreement with Pfizer.  For additional information on the OTC Partner agreement with Pfizer, see “Item 15. Exhibits and Financial Statement Schedules — Note 12. Alliance and Collaboration Agreements — OTC Partner Alliance Agreement.”

Research Partner revenues were $8.8 million for the year ended December 31, 2012, a decrease of $7.8 million from the prior year.  The decrease of $7.8 million resulted from the recognition of a $3.0 million milestone payment in the prior year for which there was no such milestone payment recognized during the year ended December 31, 2012, and a $4.8 million decrease related to the extension of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 which resulted from changes in the estimated timing of completion of certain research and development activities under the agreement.

Cost of Revenues
Cost of revenues was $229.4 million for the year ended December 31, 2012 and $242.7 million for the prior year, a decrease of $13.3 million, primarily as a result of lower profit share expense related to sales of our authorized generic Adderall XR®.

Gross Profit
Gross profit for the year ended December 31, 2012 was $219.3 million, or approximately 49% of total revenues, as compared to $249.0 million, or approximately 51% of total revenues, in the prior year.  Gross profit in 2012 decreased compared to gross profit in the prior year period primarily as the result of lower sales of our authorized generic Adderall XR® products and lower profit share recognized under the Teva Agreement both as described above.

Research and Development Expenses
Total research and development expenses for the year ended December 31, 2012 were $48.5 million, an increase of 5%, as compared to the same period of the prior year.  Generic research and development expenses increased primarily due to a $1.0 million increase in spending on FDA remediation matters and a $1.0 million increase in Generic Drug User Fee Act (“GDUFA”) filing fees incurred during the year ended December 31, 2012.  There were no GDUFA fees in the prior year.

Patent Litigation
Patent litigation for the year ended December 31, 2012 was $9.8 million, an increase of 30%, as compared to the same period of the prior year.  Patent litigation expenses for the year ended December 31, 2012 include a $5.0 million reimbursement of legal fees received pursuant to the settlement of a lawsuit.  The increase in patent litigation expenses before the $5.0 million reimbursement was the result of legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2012 were $15.4 million, a 36% increase over the prior year. The increase resulted primarily from a $1.6 million increase in executive-level compensation costs as a result of hiring compared to the prior year period, increased marketing expenses of $1.0 million and increased business development expenses of $0.7 million.

Impax Division
The following table sets forth results of operations for the Impax Division for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31 2012	December 31 2011	Increase/ (Decrease)
(in $000’s)
			$	%
Revenues
Impax Product sales, net	$118,121	$-	$118,121	nm
Rx Partner Revenue	6,500	5,750	750	13%
Promotional Partner revenue	7,070	14,140	(7,070)	(1)%
Research Partner revenue	1,319	1,319	--	-%
Total revenue	133,010	21,209	111,801	527%
Cost of revenues	69,783	11,911	57,872	486%
Gross profit	63,227	9,298	53,929	580%

Operating expenses:
Research and development	32,780	36,532	(3,752)	(10)%
Selling, general and administrative	37,896	7,435	30,461	410%
Total operating expenses	70,676	43,967	26,709	61%
Loss from operations	$(7,449)	$(34,669)	$27,220	79%
nm - not meaningful

Revenues
Total revenues were $133.0 million for the year ended December 31, 2012, an increase of $111.8 million compared to 2011, due to sales of our Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012, and our Impax-labeled Zomig® orally disintegrating tablets and nasal spray which we began selling during the three month period ended September 30, 2012.  Rx Partner revenue includes the recognition of the $11.5 million upfront payment received under our License, Development and Commercialization Agreement with GSK in December 2010, which we recognized as revenue on a straight-line basis over the 24 month development period that ended in December 2012, and $0.8 million received from GSK for clinical trial batches which were shipped to GSK during the year ended December 31, 2012.  In addition, under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. we received an initial $10.0 million upfront payment in June 2010 which we are recognizing as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017.  Finally, our Co-Promotion Agreement with Pfizer ended on June 30, 2012, resulting in the $7.1 million decrease in Promotional Partner revenue for the year ended December 31, 2012.

Cost of Revenues
Cost of revenues was $69.8 million for the year ended December 31, 2012, an increase of $57.9 million over the prior year period as a result of $64.0 million in costs related to our Impax-labeled Zomig® products which we commenced selling during 2012.  During the year ended 2011, we included $11.9 million in charges related to our branded products sales force in cost of revenues while we included charges related to our branded products sales force in selling, general and administrative expenses during the six month period ended December 31, 2012.  Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Gross Profit
Gross profit for the year ended December 31, 2012 was $63.2 million, an increase of $53.9 million over the prior year period primarily resulting from the commencement of sales of our Impax-labeled Zomig® products during 2012.

Research and Development Expenses
Total research and development expenses for the year ended December 31, 2012 were $32.8 million, a decrease of 10%, as compared to $36.5 million in the prior year period.  The $3.7 million decrease was principally driven by lower clinical study costs of $3.9 million, and $1.8 million of FDA fees related to the filing of the RYTARY™ NDA in December 2011, partially offset by higher outside drug development costs of $1.7 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $37.9 million in the year ended December 31, 2012 as compared to $7.4 million in the prior year period.  The increase primarily related to an $8.9 million charge related to our branded products sales force as selling, general and administrative expenses during the year ended December 31, 2012.  As noted above in our discussion above regarding cost of revenues, we had included charges related to our branded products sales force in cost of revenues during the year ended December 31, 2011 as the branded product sales force had previously been engaged in providing co-promotion services to Pfizer under an agreement which expired on June 30, 2012.  The increase in total selling, general and administrative expenses was also driven by $7.9 million of higher sales and marketing expenses related to Zomig®, which we launched in April 2012, $5.9 million in pre-launch marketing expenses related to RYTARY™, and higher compensation costs of $5.3 million related to the expansion of the sales and marketing group.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31 2012	December 31 2011	Increase/ (Decrease)
(in $000’s)
			$	%
General and administrative expenses	$55,197	$49,729	$5,468	11%
Total operating expenses	55,197	49,729	5,468	11%
Loss from operations	(55,197)	(49,729)	(5,468)	(11)%

Other expense, net	(138)	(2,492)	2,354	9%
Interest income	1,089	1,149	(60)	(5)%
Interest expense	632	157	475	303%
Loss before income taxes	(54,878)	(51,229)	(3,649)	(7)%
Provision for income taxes	$27,438	$32,616	$(5,178)	(16)%

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2012 were $55.2 million, a $5.5 million increase over the prior period.  The increase was driven by higher employee compensation expenses of $3.8 million principally related to an increase in the number of employees over the prior year period, $1.9 million of severance-related charges in 2012, higher professional fees and IT initiatives of $2.1 million in support of strategic growth, partially reduced by lower litigation expenses of $3.8 million.

Other Expense, Net
Other expense, net for the year ended December 31, 2012 decreased primarily due to a charge of $2.3 million in the year ended December 31, 2011 related to the settlement of the Budeprion XL Litigation for which there was no similar charge in 2012.

Interest Income
Interest income in the year ended December 31, 2012 was $1.1 million, a decrease of $0.1 million from 2011 resulting from lower average balances of short-term investments.

Interest Expense
Interest expense in the year ended December 31, 2012 was $0.6 million, representing an increase of $0.5 million over the prior year period which was primarily the result of an accrual for estimated interest payable to the IRS related to adjustments to our 2009 U.S. federal income tax return.

Income Taxes
During the year ended December 31, 2012, we recorded an aggregate tax provision of $27.4 million for U.S. domestic income taxes and for foreign income taxes.  In the year ended December 31, 2011, we recorded an aggregate tax provision of $32.6 million for U.S. domestic income taxes and for foreign income taxes.  The decrease in the tax provision resulted from lower income before taxes in the year ended December 31, 2012 as compared to the prior year.  The effective tax rate remained consistent at 33% for the years ended December 31, 2011 and 2012.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Overview:

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2011 and 2010:

	Year Ended
	December 31 2011	December 31 2010	Increase/ (Decrease)
(in $000’s)
			$	%
Total revenues	$512,919	$879,509	$(366,590)	(42)%
Gross profit	258,295	539,263	(280,968)	(52)%

Income from operations	99,611	393,324	(293,713)	(75)%

Income before income taxes	98,111	393,939	(295,828)	(75)%
Provision for income taxes	32,616	143,521	(110,905)	(77)%
Net income	$65,495	$250,418	$(184,923)	(74)%

Net income for the year ended December 31, 2011 was $65.5 million, a decrease of $184.9 million as compared to $250.4 million for the year ended December 31, 2010, primarily attributable to a decrease in Global Product sales, net which was driven by lower revenue from the sale of our tamsulosin product, a generic version of Flomax®, and decreased Rx Partner revenues, principally driven by a change in the accounting for the Teva Agreement in the year ended December 31, 2010, partially offset by a corresponding decrease in the provision for income taxes.  During 2010, sales of our tamsulosin product benefited from an eight week contractual market exclusivity period which commenced on March 2, 2010, and for which there was no similar contractual market exclusivity period in the year ended December 31, 2011. The change in the accounting for the Teva Agreement resulted in an increase of approximately $64.2 million to net income in the year ended December 31, 2010.  For additional information on the accounting afforded the Teva Agreement, see “Item 15. Exhibits and Financial Statement Schedules — Note 12. Alliance and Collaboration Agreements — Strategic Alliance Agreement with Teva”.  In addition, we continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products, and fenofibrate products, during the year ended December 31, 2011.  With respect to our authorized generic Adderall XR® products, we are dependent on a third-party pharmaceutical company to supply us with the finished product we market and sell through our Global Division.  We experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company during the year ended December 31, 2011. Any significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Global Division

The following table sets forth results of operations for the Global Division for the years ended December 31, 2011 and 2010:

	Year Ended
	December 31 2011	December 31 2010	Increase/ (Decrease)
(in $000’s)
			$	%
Revenues
Global Product sales, net	$443,818	$624,963	$(181,145)	(29)%
Rx Partner	26,333	217,277	(190,944)	(88)%
OTC Partner	5,021	8,888	(3,867)	(44)%
Research Partner	16,538	13,539	2,999	22%
Total revenues	491,710	864,667	(372,957)	(43)%
Cost of revenues	242,713	328,163	(85,450)	(26)%
Gross profit	248,997	536,504	(287,507)	(54)%

Operating expenses:
Research and development	46,169	44,325	1,844	4%
Patent litigation	7,506	6,384	1,122	18%
Selling, general and administrative	11,313	14,625	(3,312)	(23)%
Total operating expenses	64,988	65,334	(346)	(1)%
Income from operations	$184,009	$471,170	$(287,161)	(61)%

Revenues
Total revenues for the Global Division for the year ended December 31, 2011, were $491.7 million, a decrease of 43% from 2010, principally resulting from the decreases in Global Product sales, net and Rx Partner revenue as discussed below.

Global Product sales, net, were $443.8 million for the year ended December 31, 2011, a decrease of 29% from the same period in 2010, primarily as a result of lower sales of our tamsulosin product.  We commenced sales of our tamsulosin product, on March 2, 2010 and had a contractual market exclusivity period for this product for the succeeding eight weeks.  As a result, we were able to achieve high market-share penetration in 2010.  Following the expiration of our contractual market exclusivity period, competing generic versions to our own generic version of the tamsulosin product began entering the market in April 2010, resulting in both price erosion and reduction of our market share for that product.

Rx Partner revenues were $26.3 million for 2011, a decrease of 88% over the prior year attributable to a change in revenue recognition under the Teva Agreement which increased Rx Partner revenue by $196.4 million in the year ended December 31, 2010.  Rx Partner revenues excluding the adjustment to revenue recognition in 2010 for the Teva Agreement increased $5.5 million in 2011 compared to 2010.  This increase principally resulted from a Teva Agreement profit-share adjustment realized by us in 2011.  The amount of profit share we receive under the Teva Agreement is calculated by Teva, and is generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments as negotiated by Teva with its customers.  We record Teva’s adjustments to such estimated amounts in the period when earned.

OTC Partner revenues were $5.0 million for the year ended December 31, 2011, with the decrease over the prior year resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Research Partner revenues were $16.5 million for the year ended December 31, 2011 an increase of $3.0 million over the prior year, resulting from the recognition of revenue related to a $3.0 milestone payment which was earned in the year ended December 31, 2011.

Cost of Revenues
Cost of revenues was $242.7 million for the year ended December 31, 2011 and $328.2 million for the prior year, of which $95.4 million in 2010 was related to the Teva Agreement change in accounting related to the amortization of deferred manufacturing costs, corresponding to the adjustment to revenue recognition discussed above.  Cost of revenues increased $10.0 million, before the Teva Agreement change primarily resulting from higher sales of our authorized generic Adderall XR® products.

Gross Profit
Gross profit for the year ended December 31, 2011 was $249.0 million, or approximately 51% of total revenues, as compared to $536.5 million, or approximately 62% of total revenue, in the prior year.  Gross profit in the year ended December 31, 2011 decreased when compared to gross profit in the prior year period attributed primarily to lower sales of our tamsulosin product, and the prior year adjustment in revenue recognition under the Teva Agreement noted above.

Research and Development Expenses
Total research and development expenses for the year ended December 31, 2011 were $46.2 million, an increase of 4%, as compared to the same period of the prior year.  Generic research and development expenses increased primarily as a result of an increase of $3.2 million in outside development costs, and $0.9 million of additional depreciation expense related to equipment used in research and development activities, partially offset by a decrease of $1.3 million in bio-equivalency study costs, and $1.2 million of lower expenses related to active pharmaceutical ingredients used for research.

Patent Litigation Expenses
Patent litigation expenses for the years ended December 31, 2011 and 2010 were $7.5 million and $6.4 million, with the increase resulting from higher legal activity related to several cases which were not present in 2010.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2011 were $11.3 million, a 23% decrease over 2010.  The decrease resulted primarily from a $1.5 million reduction of post-approval product clinical study costs, in addition to $1.1 million in lower executive-level compensation costs and $0.9 million in lower sales incentive compensation costs.

Impax Division

The following table sets forth results of operations for the Impax Division for the years ended December 31, 2011 and 2010:

	Year Ended
	December 31 2011	December 31 2010	Increase/ (Decrease)
(in $000’s)
			$	%
Revenues
Rx Partner Revenue	$5,750	$-	$5,750	nm
Promotional Partner revenue	14,140	14,073	67	-
Research Partner revenue	1,319	769	550	72%
Total revenue	21,209	14,842	6,367	43%
Cost of revenues	11,911	12,083	(172)	(1)%
Gross profit	9,298	2,759	6,539	237%

Operating expenses:
Research and development	36,532	41,898	(5,366)	(13)%
Selling, general and administrative	7,435	3,510	3,925	112%
Total operating expenses	43,967	45,408	(1,441)	(3)%
Loss from operations	$(34,669)	$(42,649)	$7,980	19%
nm - not meaningful

Revenues
Total revenues were $21.2 million for the year ended December 31, 2011, an increase of 43% compared to 2010, principally driven by $5.8 million of Rx Partner revenue recognition related to the upfront payment received under our License, Development and Commercialization Agreement with GSK entered into in December 2010, for which there were no similar revenues in the prior year.  We received an initial $11.5 million upfront payment under the License Agreement which we recognized as revenue on a straight-line basis over our expected period of performance during the development period ended December 2012.  In addition, under a Development and Co-Promotion Agreement (“Endo Agreement”) with Endo, we received an initial $10.0 million upfront payment which we are recognizing as Research Partner revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017.  Under the Endo Agreement, we recognized $1.3 million of Research Partner revenue in the year ended December 31, 2011 and $0.8 million in 2010.

Cost of Revenues
Cost of revenues for the Impax Division consists primarily of expenditures related to our sales force which provided physician detailing services under a promotional services agreement with an unrelated pharmaceutical company. Cost of revenues was $11.9 million for the year ended December 31, 2011, with no individually significant changes from the prior year.

Gross Profit
Gross profit for the year ended December 31, 2011 was $9.3 million, an increase of $6.5 million over the prior year period primarily resulting from increases in Rx Partner and Research Partner revenues as described above.

Research and Development Expenses
Total research and development expenses for the year ended December 31, 2011 were $36.5 million, a decrease of 13%, as compared to $41.9 million in the prior year period, with the $5.4 million decrease principally driven by a decrease of $10.4 million for clinical study costs partially offset by increases of $1.8 million for NDA filing fees, $1.5 million for consulting expenses, $0.6 million for personnel-related costs, $0.5 for product development expenses and $0.4 million for contract labor.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.4 million in the year ended December 31, 2011 as compared to $3.5 million in the prior year period with the increase primarily related to increases of $2.3 million in new product planning activities, $0.7 million for marketing personnel-related costs, in addition to business development legal fees of $0.4 million.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2011 and 2010:

	Year Ended
	December 31 2011	December 31 2010	Increase/ (Decrease)
(in $000’s)
			$	%
General and administrative expenses	$49,729	$35,197	$14,532	41%
Total operating expenses	49,729	35,197	14,532	41%
Loss from operations	(49,729)	(35,197)	(14,532)	(41)%

Other expense, net	(2,492)	(255)	(2,237)	nm
Interest income	1,149	1,037	112	11%
Interest expense	157	167	(10)	(6)%
Loss before income taxes	(51,229)	(34,582)	(16,647)	(48)%
Provision for income taxes	$32,616	$143,521	$(110,905)	(77)%
nm - not meaningful

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2011 were $49.7 million, a $14.5 million increase over the prior period.  The increase was principally driven by higher corporate legal expenses of $8.5 million, an increase in executive compensation-related expenses of $3.0 million, an increase in information technology systems related expenses of $1.6 million, and higher expenses due to increased activities in the Taiwan facility of $1.1 million.

Other Expense, Net
Other expense, net for the year ended December 31, 2011 increased principally from a charge of $2.3 million related to the settlement of the Budeprion XL Litigation.

Interest Income
Interest income in the year ended December 31, 2011 was $1.1 million, an increase of $0.1 million from 2010 resulting from higher average balances of cash and cash equivalents and short-term investments.

Interest Expense
Interest expense in the years ended December 31, 2011 and 2010 was primarily the result of the amortization of deferred financing costs.

Income Taxes
During the year ended December 31, 2011, we recorded an aggregate tax provision of $32.6 million for U.S. domestic income taxes and for foreign income taxes.  In the year ended December 31, 2010, we recorded an aggregate tax provision of $143.5 million for U.S. domestic income taxes and for foreign income taxes.  The decrease in the tax provision resulted from lower income before taxes in the year ended December 31, 2011 as compared to the prior year, resulting principally from the reduced products sales revenue and gross profit as discussed above. The effective tax rate of 33% for the year ended December 31, 2011 was lower than the effective tax rate of 36% for the year ended December 31, 2010, primarily due to the lower level of income before income taxes in the year ended December 31, 2011 as compared to the prior year which resulted in the federal and state research and development tax credits having a more pronounced effect on our overall consolidated effective tax rate in the year ended December 31, 2011.

Liquidity and Capital Resources
We generally fund our operations with cash from operations, however, we have used proceeds from the sale of debt and equity securities in the past.  Our cash from operations consists primarily of the proceeds from the sales of our products and services.

We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future.  In addition, we are generally required to make cash expenditures to manufacture or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment, which may result in significant periodic uses of cash.  We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our financing requirements through the next 12 months.  We may, however, seek additional financing through alliance, collaboration, and/or licensing agreements, as well as from the debt and equity capital markets to fund capital expenditures, research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions or otherwise.

Cash and Cash Equivalents
At December 31, 2012, we had $142.2 million in cash and cash equivalents, an increase of $37.7 million as compared to December 31, 2011.  As more fully discussed below, the increase in cash and cash equivalents during the year ended December 31, 2012 was driven by $106.2 million of cash provided by operating activities and $17.3 million received from the exercise of stock options and employee stock purchase plan contributions, including the related tax benefit, while being partially offset by net cash used in investing activities of $85.8 million.

Cash Flows
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011.

Net cash provided by operating activities for the year ended December 31, 2012 was $106.2 million, an increase of $99.8 million as compared to the prior year $6.4 million net cash provided by operating activities. The period-over-period increase in net cash provided by operating activities principally resulted from higher cash collections from customers resulting in lower levels of accounts receivable, partially offset by higher inventory. The balance of accounts receivable was $92.2 million at December 31, 2012, resulting in a $61.5 million source of cash for the year ended December 31, 2012, compared to the prior year when accounts receivable resulted in a $71.9 million use of cash. The increase in cash provided by accounts receivable for the year ended December 31, 2012, as compared to the prior year, was primarily the result of higher sales of our fenofibrate products, and the commencement of sales of our Impax-labeled Zomig® products in 2012, as described above. In addition, higher inventory, primarily finished goods, at December 31, 2012 resulted in a $35.6 million use of cash, while lower inventory levels in the prior year resulted in a $9.6 million source of cash.

Net cash used in investing activities for the year ended December 31, 2012, amounted to $85.8 million, an increase of $70.8 million in the amount of cash used in investing activities as compared to the prior year of $15.0 million.  The increase in cash used in investing activities was due to $83.8 million of licensing payments to AstraZeneca under the AZ Agreement, net of amounts received from AstraZeneca during the transition period, $21.0 million of licensing payments to Tolmar under the Tolmar Agreement and higher capital expenditures of $36.4 million, partially offset by a year-over-year increase in cash provided by net maturities of short-term investments of $70.4 million.  Net maturities of short-term investments during the year ended December 31, 2012 resulted in an $85.9 million source of cash, as compared to a $15.5 million source of cash from net maturities during the prior year.  Purchases of property, plant and equipment for the year ended December 31, 2012 were $69.8 million as compared to $30.5 million for the prior year period.

Net cash provided by financing activities for the year ended December 31, 2012 was $17.3 million, representing a decrease of $4.0 million as compared to the prior year $21.3 million of net cash provided by financing activities.  The year-over-year decrease in net cash provided by financing activities was due to a $2.2 million decrease in the cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan and a $1.8 million decrease in tax benefits related to the exercise of employee stock options.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010.

Net cash provided by operating activities for the year ended December 31, 2011 was $6.4 million, a decrease of $243.4 million as compared to the prior year $249.8 million net cash provided by operating activities.  The period-over-period decrease in net cash provided by operating activities principally resulted from higher accounts receivable and inventory, partially offset by higher accounts payable and accrued expenses.  The balance of accounts receivable was $153.8 million at December 31, 2011, resulting in a $71.9 million use of cash for the year ended December 31, 2011, compared to the prior year when accounts receivable resulted in a $103.5 million source of cash flows.  In addition, higher inventory at December 31, 2011 resulted in a $9.6 million use of cash, while lower inventory levels in the prior year were a $4.6 million source of cash.  These uses of cash were partially offset by an increase of $15.9 million in cash flows related to accounts payable and accrued expenses.  The decrease in cash provided by accounts receivable for the year ended December 31, 2011 as compared to the prior year period, was primarily the result of lower sales of our tamsulosin products as described above.  The decrease in cash provided by inventory in the year ended December 31, 2011 as compared to the prior year period was primarily the result of higher levels of raw material and finished goods as of December 31, 2011.  Accounts payable and accrued expenses resulted in a $2.0 million use of cash for the year ended December 31, 2011, which was a $15.9 million increase as compared to a $17.9 million use of cash in the prior year.  The large use of cash in the prior year was primarily the result of higher levels of payments to vendors, due primarily to timing, as well as higher income tax payments.  Income tax payments decreased during the year ended December 31, 2011 as a result of lower consolidated income before income taxes primarily as a result of lower sales of our tamsulosin products.

Net cash used in investing activities for the year ended December 31, 2011, amounted to $15.0 million, a decrease of $198.6 million in the amount of cash used in investing activities as compared to the prior year period of $213.6 million of cash flows used in investing activities.  The decrease was due to a year-over-year net increase of $212.8 million in maturities of short-term investments, partially offset by $14.3 million in higher expenditures on property, plant and equipment.  Net maturities of short-term investments during the year ended December 31, 2011 resulted in a $15.5 million source of cash, as compared to a $197.4 million use of cash from net purchases of short-term investments during the prior year.  Purchases of property, plant and equipment for the year ended December 31, 2011 amounted to $30.5 million as compared to $16.3 million for the prior year.

Net cash provided by financing activities for the year ended December 31, 2011 was $21.3 million, representing a decrease of $2.6 million as compared to the prior year period $23.9 million of net cash provided by financing activities.  The period-over-period decrease in net cash provided by financing activities was due to a $3.0 million decrease in the cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, partially offset by a $0.4 million increase in the tax benefit related to the exercise of employee stock options.

Commitments and Contractual Obligations

Our contractual obligations as of December 31, 2012 were as follows:

	Payments Due by Period
($ in 000s)	Total	Less Than 1 Year	1-3 Years	3-5 Years		More Than 5 Years

Contractual Obligations:
Open Purchase Order Commitments	$47,811	$47,563	$248	$	---	$	---
Operating Leases(a)	8,077	2,020	2,680		720		2,657
Construction Contracts(b)	9,423	9,423	---		---		---
Total(c)	$65,311	$59,006	$2,928		$720		$2,657

(a)
We lease office, warehouse, and laboratory facilities under non-cancelable operating leases through December 2015. We also lease certain equipment under various non-cancelable operating leases with various expiration dates through May 2016.

(b)	Construction contracts are related to ongoing expansion activities at our manufacturing facility in Taiwan.

(c)
Liabilities for uncertain tax positions FASB ASC Topic 740, Sub-topic 10, were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments.  As of December 31, 2012, we had a $2.6 million provision for uncertain tax positions.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2012.

Outstanding Debt Obligations
Senior Lenders; Wells Fargo Bank, N.A.

We have a Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo Bank, N. A., as a lender and as administrative agent (the “Administrative Agent”).  The Credit Agreement provides us with a revolving line of credit in the aggregate principal amount of up to $50.0 million (the “Revolving Credit Facility”).  Under the Revolving Credit Facility, up to $10.0 million is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis.  Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes.  We have not yet borrowed any amounts under the Revolving Credit Facility.

Borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent.  As further security, we also pledged to the Administrative Agent, 65% of our equity interest in Impax Laboratories (Taiwan), Inc., all of our equity interests in our wholly owned domestic subsidiaries and must similarly pledge all or a portion of our equity interest in future subsidiaries.  Under the Credit Agreement, among other things:

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

•
We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement).  As of December 31, 2012, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

During the years ended December 31, 2012, 2011 and 2010, unused line fees incurred under the Credit Agreement and our former credit agreement, which we terminated in February 2011, were $95,000, $144,000 and $177,000, respectively.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards ("IFRS") fair value measurement standard aimed at updating IFRS to conform to U.S. GAAP. The new FASB guidance will result in some additional disclosure requirements; however, it does not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure. We were required to adopt this guidance on January 1, 2012 and it did not have a material effect on our consolidated financial statements.

In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments.  The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments.  We are required to adopt this guidance on January 1, 2013, and we do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our cash and cash equivalents, and short-term investments include a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds.  Our entire portfolio matures in less than one year.  The carrying value of the portfolio approximates the market value at December 31, 2012.

Our portfolio is subject to interest rate risk.  Based on the average duration of our investments as of December 31, 2012 and 2011, an increase of one percentage point in interest rates would have resulted in increases in interest income of approximately $1.7 million and $2.2 million, respectively.

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

We had no debt outstanding as of December 31, 2012.  Our only remaining debt instrument at December 31, 2012 was the Wells Fargo revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it.

We do not use derivative financial instruments and have no material foreign currency exchange exposure, or commodity price risks.  See “Item 15. Exhibits and Financial Statement Schedules – Note 17. Segment Information” for more information regarding the value of our investment in Impax Laboratories (Taiwan), Inc.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements and schedule listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On February 28, 2011, we dismissed Grant Thornton LLP (“GT”) and engaged KPMG LLP as our independent registered accounting public accounting firm effective on such date.  The report of GT on our consolidated financial statements as of and for the year ended December 31, 2010 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal years ended December 31, 2009, and December 31, 2010, and through February 28, 2011, there were no disagreements between us and GT on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure that, if not resolved to GT’s satisfaction, would have caused it to make reference to the matter in conjunction with its report on our consolidated financial statements and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of December 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, the end of our fiscal year, and has reviewed the results of this assessment with the Audit Committee of our Board of Directors. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  Based on the assessment, management has concluded our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.  The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Impax Laboratories, Inc.

We have audited Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Impax Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Impax Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012, and our report dated February 26, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2013

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional information required by this item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2013 (“Proxy Statement”).

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

(a)(2) Financial Statement Schedules
The financial statement schedule listed in the Index to Financial Statements on page F-1 is filed as part of this Annual Report on Form 10-K.

(a)(2) Exhibits

Exhibit No.	Description of Document

3.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)

3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)

3.2	Amended and Restated Bylaws, effective as of August 23, 2012.(3)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)

10.1
Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(5)

10.1.1
Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association as Administrative Agent.(6)

10.1.2
Second Amendment to Credit Agreement dated as of January 10, 2013 to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(7)

10.2
Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(5)

10.3.1	Impax Laboratories Inc. 1999 Equity Incentive Plan.*(8)

10.3.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(8)

10.4	Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)

10.5.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*(9)

10.5.2	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(8)

10.5.3	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(8)

Exhibit No.	Description of Document

10.6	Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(10)

10.6.1	Amendment to Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (10)

10.7	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(11)

10.8.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(11)

10.8.2	Confidential Separation and Release Agreement dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(12)

10.9.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(11)

10.9.2	General Release and Waiver, effective as of July 17, 2012, by and between the Company and Arthur A. Koch, Jr.* (13)

10.10	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(11)

10.11.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(8)

10.11.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(11)

10.11.3	Separation Agreement and General Release, dated October 19, 2010, by and between the Company and Christopher Mengler, R.Ph.*(14)

10.12.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(15)

10.12.2	Employment Agreement, dated as of May 2, 2011 between the Company and Mark A. Schlossberg.*(15)

10.13.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon.*(16)

10.13.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole-Ben-Maimon.*(17)

10.14	Employment Agreement, dated as of December 12, 2012, by and between the Company and Bryan M. Reasons.*(18)

10.15.1	License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.**(19)

10.15.2	Amendment dated as of March 1, 2010 to the License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.(15)

10.16.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(5)

Exhibit No.	Description of Document

10.16.2	Settlement Agreement dated as of January 21, 2011 by and between the Company and Medicis Pharmaceutical Corporation.***

10.16.3	First Amendment dated as of January 26, 2011 to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.(15)

10.17.1	License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(20)

10.17.2	First Amendment dated as of December 23, 2011 to the License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(15)

10.18	Supply Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(20)

10.19	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, by and between the Company and AstraZeneca UK Limited.**(21)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2012, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2012.†

*   Management contract, compensatory plan or arrangement.
**   Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which portions are omitted and filed separately with the SEC.

***Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
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
(1) Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.
(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.
(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 28, 2012.
(4) Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.
(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(6) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.
(8) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(9) Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2010.
(10) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.
(12) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.
(13) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.
(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2010.
(15) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(16) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.
(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.
(19) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(21) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.

Impax Laboratories, Inc.

Impax Laboratories, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2013

Impax Laboratories, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheet of Impax Laboratories, Inc. (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for the year ended December 31, 2010. Our audit of the basic consolidated financial statements included the financial statement schedule, listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
February 25, 2011

IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$142,162	$104,419
Short-term investments	156,756	241,995
Accounts receivable, net	92,249	153,773
Inventory, net	89,764	54,177
Deferred income taxes	42,529	37,853
Prepaid expenses and other current assets	22,083	7,718
Total current assets	545,543	599,935

Property, plant and equipment, net	180,758	118,158
Other assets	42,751	45,914
Deferred income taxes	19,394	28
Intangible assets, net	47,950	2,250
Goodwill	27,574	27,574
Total assets	$863,970	$793,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$41,340	$22,955
Accrued expenses	92,742	70,116
Accrued profit sharing and royalty expenses	4,936	40,766
Deferred revenue	6,277	23,024
Total current liabilities	145,295	156,861

Deferred revenue	6,362	17,131
Other liabilities	21,210	16,926
Total liabilities	172,867	190,918

Commitments and contingencies (Notes 18 and 19)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, no shares outstanding at December 31, 2012 and 2011	--	--
Common stock, $0.01 par value, 90,000,000 shares authorized and 68,516,251 and 66,748,336 shares issued at December 31, 2012 and 2011, respectively	685	667
Additional paid-in capital	314,717	285,966
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	5,244	1,724
Retained earnings	372,614	316,741
Total stockholders’ equity	691,103	602,941
Total liabilities and stockholders’ equity	$863,970	$793,859

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (amounts in thousands, except share and per share data)

	Years Ended December 31
	2012	2011	2010

Revenues:
Global Division revenues, net	$448,682	$491,710	$864,667
Impax Division revenues, net	133,010	21,209	14,842
Total revenues	581,692	512,919	879,509
Cost of revenues	299,138	254,624	340,246
Gross profit	282,554	258,295	539,263
Operating expenses:
Research and development	81,320	82,701	86,223
Patent litigation	9,772	7,506	6,384
Selling, general and administrative	108,470	68,477	53,332
Total operating expenses	199,562	158,684	145,939
Income from operations	82,992	99,611	393,324
Other (expense) income, net	(138)	(2,492)	(255)
Interest income	1,089	1,149	1,037
Interest expense	(632)	(157)	(167)
Income before income taxes	83,311	98,111	393,939
Provision for income taxes	27,438	32,616	143,521
Net income	$55,873	$65,495	$250,418
Net Income per share:
Basic	$0.85	$1.02	$4.04
Diluted	$0.82	$0.97	$3.82
Weighted average common shares outstanding:
Basic	65,660,271	64,126,855	62,037,908
Diluted	68,404,551	67,319,989	65,565,132

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

Comprehensive Income	Years Ended December 31,
	2012	2011	2010
Net income	$55,873	$65,495	$250,418
Currency translation adjustments	3,520	(1,087)	3,335
Comprehensive income	$59,393	$64,408	$253,753

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2012
(amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
Stockholders’ Equity	Shares	Par Value	Capital	Stock	Earnings	Income (loss)	Total
Balance at December 31, 2009	61,966	$622	$223,239	$(2,157)	$828	$(524)	$222,008

2010
Exercise of stock options issuance of restricted stock and sale of common stock under ESPP	2,495	25	15,004				15,029
Share-based compensation expense			10,693				10,693
Issuance of common stock in settlement of royalty obligation	16		332				332
Tax benefit related to exercise of stock options and restricted stock			6,172				6,172
Currency translation adjustments						3,335	3,335
Net income					250,418		250,418
Balance at December 31, 2010	64,477	647	255,440	(2,157)	251,246	2,811	507,987

2011
Exercise of stock options issuance of restricted stock and sale of common stock under ESPP	2,027	20	11,306				11,326
Share-based compensation expense			12,685				12,685
Tax benefit related to exercise of stock options and restricted stock			6,535				6,535
Currency translation adjustments						(1,087)	(1,087)
Net income					65,495		65,495
Balance at December 31, 2011	66,504	667	285,966	(2,157)	316,741	1,724	602,941

2012
Exercise of stock options issuance of restricted stock and sale of common stock under ESPP	1,768	18	7,746				7,764
Share-based compensation expense			16,303				16,303
Tax benefit related to exercise of stock options and restricted stock			4,702				4,702
Currency translation adjustments						3,520	3,520
Net income					55,873		55,873
Balance at December 31, 2012	68,272	$685	$314,717	$(2,157)	$372,614	$5,244	$691,103

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net income	$55,873	$65,495	$250,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,934	15,710	12,674
In-process research and development charge	1,550	--	--
Accretion of interest income on short-term investments	(639)	(870)	(638)
Deferred income taxes (benefits)	(18,861)	13,641	42,942
Tax benefit related to the exercise of employee stock options	(4,702)	(6,535)	(6,172)
Deferred revenue	2,278	2,568	35,704
Deferred product manufacturing costs	(2,823)	(1,721)	(10,640)
Recognition of deferred revenue	(29,099)	(25,579)	(230,951)
Amortization of deferred product manufacturing costs	11,669	3,111	108,648
Accrued profit sharing and royalty expense	72,106	107,760	101,247
Payments of profit sharing and royalty expense	(107,935)	(81,145)	(140,794)
Share-based compensation expense	16,303	12,685	10,714
Bad debt expense	--	163	277
Payments on accrued litigation settlements	--	--	(5,865)
Changes in certain assets and liabilities:
Accounts receivable	61,524	(71,882)	103,523
Inventory	(35,587)	(9,628)	4,581
Prepaid expenses and other assets	(20,753)	(17,627)	(12,092)
Accounts payable and accrued expenses	24,117	(2,042)	(17,896)
Other liabilities	3,254	2,254	4,081
Net cash provided by operating activities	106,209	6,358	249,761

Cash flows from investing activities:
Purchase of short-term investments	(210,688)	(359,646)	(403,086)
Maturities of short-term investments	296,566	375,126	205,718
Purchases of property, plant and equipment	(66,900)	(30,524)	(16,267)
Payments for product licensing rights, net	(104,760)	--	--
Net cash used in investing activities	(85,782)	(15,044)	(213,635)

Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	12,614	14,774	17,728
Tax benefit related to the exercise of employee stock options and restricted stock	4,702	6,535	6,172
Net cash provided by financing activities	17,316	21,309	23,900

Net increase in cash and cash equivalents	37,743	12,623	60,026
Cash and cash equivalents, beginning of year	104,419	91,796	31,770
Cash and cash equivalents, end of year	$142,162	$104,419	$91,796

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2012	2011	2010
(in $000s)
Cash paid for interest	$546	$166	$167
Cash paid for income taxes	$55,356	$24,421	$129,763

Unpaid vendor invoices of approximately $10,017,000, $795,000 and $3,119,000 which were accrued as of December 31, 2012, 2011 and 2010, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011, 2010

1. THE COMPANY
Impax Laboratories, Inc. (“Impax” or “Company”) is a technology-based, specialty pharmaceutical company. The Company has two reportable segments, referred to as the “Global Pharmaceuticals Division”, (“Global Division”) and the “Impax Pharmaceuticals Division”, (“Impax Division”).

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in-turn sell the product under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance and collaboration agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance and collaboration agreements.  Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 21 –Supplementary Financial Information.”  The Company also generates revenue from research and development services provided under a joint development agreement with an unrelated third party pharmaceutical company, and reports such revenue under the caption “Research Partner” revenue in “Note 21 –Supplementary Financial Information.”  The Company provides these services through the research and development group in the Global Division.

The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (“CNS”) disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™ (IPX066), an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the New Drug Application (“NDA”) was accepted for filing by the U.S. Food and Drug Administration (“FDA”) in February 2012 and which the Company received a Complete Response Letter from the FDA in January 2013. The Company is currently working with the FDA on the appropriate next steps for the RYTARY™ NDA. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development.  The Impax Division is also engaged in product sales and promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by an unrelated third-party pharmaceutical company. Additionally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company.  Finally, the Company generates revenue in the Impax Division under a License, Development and Commercialization Agreement with another unrelated third-party pharmaceutical company.

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility.  Additionally, the Company leases two facilities in Hayward, utilized for additional research and development, administrative services, and equipment storage. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (SEC) requires the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities,  fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements.  Actual results may differ from estimated results.  Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2012.

Principles of Consolidation
The consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at December 31, 2012. As of December 31, 2012, Prohealth was in the process of being liquidated.  All significant intercompany accounts and transactions have been eliminated.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contingencies
In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, shareholder lawsuits, and product and clinical trial liability.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 450, "Contingencies", the Company records accruals for such loss contingencies when it is probable a liability will been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized.  The Company records an accrual for legal costs in the period incurred.  A discussion of contingencies is included in the “Commitments and Contingencies,” and “Legal and Regulatory Matters” footnotes below.

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

The following tables present the percentage of total accounts receivable and gross revenues represented by the Company’s five largest customers as of and for the years ended December 31, 2012, 2011 and 2010:

Percent of Total Accounts Receivable	2012	2011	2010

Customer #1	31.9%	30.4%	15.0%
Customer #2	23.3%	12.9%	18.4%
Customer #3	18.4%	25.7%	28.3%
Customer #4	--%	8.6%	13.5%
Customer #5	--%	--%	2.9%
Customer #6	3.7%	2.5%	--%
Customer #7	3.1%	--%	--%
Total Five largest customers	80.4%	80.1%	78.1%

Percent of Gross Revenues	2012	2011	2010

Customer #1	25.2%	19.6%	14.1%
Customer #2	21.8%	15.9%	19.9%
Customer #3	15.1%	19.4%	14.2%
Customer #4	9.2%	12.4%	6.5%
Customer #5	2.9%	2.4%	3.4%
Total Five largest customers	74.2%	69.7%	58.1%

During the years ended December 31, 2012, 2011 and 2010, the Company’s top ten generic products accounted for 70%, 76% and 83%, respectively, of Global Product sales, net.  In our Impax Division, revenue from sales of Zomig® products pursuant to our Distribution, License, Development and Supply Agreement with AstraZeneca accounted for 100% of our Impax Product sales, net. Refer to “Note 21 –Supplemental Financial Information” for more information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, and the cost flow assumption is first in, first out (“FIFO”) flow of goods.  Standard costs are revised annually, and significant variances between actual costs and standard costs are apportioned to inventory and cost of goods sold based upon inventory turnover.  Costs include materials, labor, quality control, and production overhead. Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required.  Consistent with industry practice, the Company may build pre-launch inventories of certain products which are pending required approval from the FDA and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity and FDA approval is expected in the near term and/or the litigation will be resolved in the Company’s favor.  The Company accounts for all costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) as a current period charge in accordance with GAAP.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost.  Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized.  Costs incurred in connection with the construction or major renovation of facilities, including interest directly related to such projects, are capitalized as construction in progress. Depreciation is recognized using the straight-line method based on the estimated useful lives of the related assets, which are 40 years for buildings, 15 years for building improvements, seven to 10 years for equipment, and three to seven years for office furniture and equipment.  Land and construction-in-progress are not depreciated.

Goodwill
In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles", rather than recording periodic amortization, goodwill is subject to an annual assessment for impairment by applying a fair value based test.  Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required.  The Company considers the Global Division and the Impax Division operating segments to each be a reporting unit.  The Company attributes the entire carrying amount of goodwill to the Global Division.

The Company concluded the carrying value of goodwill was not impaired as of December 31, 2012 and 2011 as the fair value of the Global Division exceeded its carrying value at each date.  The Company performs its annual goodwill impairment test in the fourth quarter of each year.  The Company estimated the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise.  In addition, on a quarterly basis, the Company performs a review of its business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value.  If such events or changes in circumstances were deemed to have occurred, the Company would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to determine the impact, if any, on the Company’s assessment of the reporting unit’s fair value.  The Company has not to date deemed there to have been any significant adverse changes in the legal, regulatory, or general economic environment in which the Company conducts its business operations.

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

The Company accounts for material revenue arrangements which contain multiple deliverables in accordance with FASB ASC Topic 605-25, revenue recognition for arrangements with multiple elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Global Product sales, net, and Impax Product sales, net:
The Global Product sales, net and Impax Product sales, net include revenue recognized related to shipments of generic and branded pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer. Global and Impax Product revenue, net may include deductions from the gross sales price related to estimates for chargebacks, rebates, distribution service fees, returns, shelf-stock, and other pricing adjustments. The Company records an estimate for these deductions in the same period when revenue is recognized.  A summary of each of these deductions is as follows:

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

Medicaid and Other Government Pricing Programs
As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program, Medicare Part D, TRICARE, and other U.S. government pricing programs. The Company determines its estimated government rebate accrual primarily based on historical experience of claims submitted by the various states and other jurisdictions and any new information regarding changes in the various programs which may impact the Company’s estimate of government rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Company records estimates for government rebates as a deduction from gross sales, with a corresponding adjustment to accrued liabilities.

Cash Discounts
The Company offers cash discounts to its customers, generally 2% of the gross selling price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. An estimate of cash discounts is recorded in the same period when revenue is recognized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rx Partner and OTC Partner:
The Rx Partner and OTC Partner contracts include revenue recognized under alliance and collaboration agreements between the Company and unrelated third-party pharmaceutical companies. The Company has entered into these alliance agreements to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform.

The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services.  In exchange for these deliverables the Company receives payments from its agreement partners for product shipments and research and development services, and may also receive other payments including royalty, profit sharing, upfront, and periodic milestone payments.  Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments.  Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the alliance agreement partners may negotiate with their respective customers.  The Company records the agreement partner's adjustments to such estimated amounts in the period the agreement partner reports the amounts to the Company.

The Company applies the updated guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (“Teva Agreement”).  The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition.  The Company initially defers consideration received as a result of research and development-related activities performed under the Teva Agreement.  The Company recognizes deferred revenue on a straight-line basis over the expected period of performance for such services.  Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer which is generally when product is received by Teva.  The Company recognizes profit share revenue in the period earned.

OTC Partner revenue is related to an agreement with Pfizer Inc. (formerly Wyeth) with respect to the supply of over-the-counter pharmaceutical products.  The OTC Partner sales channel is no longer a core area of the business, and the over-the-counter pharmaceutical products the Company sells through this sales channel are older products which are only sold to Pfizer, and which are currently sold at a loss.  Finally, the manufacturing of the over-the-counter pharmaceutical products is the Company’s only continuing obligation under this agreement with Pfizer.  In order to avoid deferring the losses incurred upon shipment of these products to Pfizer, Inc., the Company recognizes revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer which is generally when the product is shipped.  The Company recognizes profit share revenue in the period earned.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research Partner:
The Research Partner contract includes revenue recognized under development agreements with unrelated third-party pharmaceutical companies.  The development agreements generally obligate the Company to provide research and development services over multiple periods. In exchange for this service, the Company received upfront payments upon signing of each development agreement and is eligible to receive contingent milestone payments, based upon the achievement of contractually specified events.  Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under one of these development agreements.  The Company recognizes revenue received from the provision of research and development services, including the upfront payment and the milestone payments received before January 1, 2011 on a straight line basis over the expected period of performance of the research and development services.  Revenue received from the achievement of contingent research and development milestones after January 1, 2011 will be recognized currently in the period such payment is earned.  Royalty fee income, if any, will be recognized as current period revenue when earned.

Promotional Partner:
The Promotional Partner contract includes revenue recognized under a promotional services agreement with an unrelated third-party pharmaceutical company.  The promotional services agreement obligated the Company to provide physician detailing sales calls services to promote certain of the unrelated third-party company’s branded drug products.  The Company received service fee revenue in exchange for providing this service.  The Company recognized revenue from providing physician detailing sales calls services as the services were provided. The Company’s obligation to provide physician detailing sales calls under the promotional services agreement ended on June 30, 2012.

Shipping and Handling Fees and Costs
Shipping and handling fees related to sales transactions are recorded as selling expense.  Shipping costs were $1,425,000, $1,341,000 and $1,741,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Other Comprehensive Income
The Company follows the provisions of FASB ASC Topic 220, comprehensive income, which establishes standards for the reporting and display of comprehensive income and its components.  Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The Company recorded foreign currency translation gains and losses, which are reported as comprehensive income.  Foreign currency translation gains (losses) for the years ended December 31, 2012, 2011 and 2010 were $3,520,000, $(1,087,000) and $3,335,000, respectively.

Deferred Financing Costs
The Company capitalizes direct costs incurred with obtaining debt financing, which are included in other assets on the consolidated balance sheet. Deferred financing costs, including costs incurred in obtaining debt financing, are amortized to interest expense over the term of the underlying debt on a straight-line basis, which approximates the effective interest method.  The Company recognized amortization of $30,000, $28,000 and $25,000, in the years ended December 31, 2012, 2011, and 2010, respectively.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards ("IFRS") fair value measurement standard aimed at updating IFRS to conform to U.S. GAAP. The new FASB guidance resulted in some additional disclosure requirements; however, it did not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure. The Company was required to adopt this guidance on January 1, 2012 and it did not have a material effect on the Company’s consolidated financial statements upon adoption.

In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments.  The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. The Company is required to adopt this guidance on January 1, 2013 and does not expect the adoption to have a material effect on its consolidated financial statements.

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

A summary of short-term investments as of December 31, 2012 and December 31, 2011 follows:

(in $000’s)	Amortized	Gross Unrecognized	Gross Unrecognized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Commercial paper	$70,140	$28	$--	$70,168
Government sponsored enterprise obligations	9,994	4	--	9,998
Corporate bonds	76,622	23	(12)	76,633
Total short-term investments	$156,756	$55	$(12)	$156,799

(in $000’s)	Amortized	Gross Unrecognized	Gross Unrecognized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Commercial paper	$69,341	$17	$(5)	$69,353
Government sponsored enterprise obligations	100,928	32	(13)	100,947
Corporate bonds	58,219	5	(33)	58,191
Certificates of deposit	13,507	1	(1)	13,507
Total short-term investments	$241,995	$55	$(52)	$241,998

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

	December 31,	December 31,
(in $000’s)	2012	2011
Gross accounts receivable	$167,696	$210,557
Less: Rebate reserve	(46,011)	(29,164)
Less: Chargeback reserve	(18,410)	(22,161)
Less: Other deductions	(11,026)	(5,459)
Accounts receivable, net	$92,249	$153,773

A roll forward of the chargeback and rebate reserves activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

(in $000’s)	December 31,	December 31,	December 31,
Rebate reserve	2012	2011	2010

Beginning balance	$29,164	$23,547	$40,443
Provision recorded during the period	111,099	79,697	103,052
Credits issued during the period	(94,252)	(74,080)	(119,948)
Ending balance	$46,011	$29,164	$23,547

(in $000’s)	December 31,	December 31,	December 31,
Chargeback reserve	2012	2011	2010

Beginning balance	$22,161	$14,918	$21,448
Provision recorded during the period	209,452	166,504	181,566
Credits issued during the period	(213,203)	(159,261)	(188,096)
Ending balance	$18,410	$22,161	$14,918

Other deductions include allowance for uncollectible amounts and cash discounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts.  The Company recorded an allowance for uncollectible amounts of $553,000 and $612,000 at December 31, 2012 and 2011, respectively.

6. INVENTORY

Inventory, net of carrying value reserves at December 31, 2012 and 2011 consisted of the following:

(in $000’s)	December 31, 2012	December 31, 2011
Raw materials	$31,884	$32,454
Work in process	4,005	5,046
Finished goods	60,956	24,947
Total inventory	96,845	62,447

Less: Non-current inventory	7,081	8,270
Total inventory-current	$89,764	$54,177

Inventory carrying value reserves were $5,231,000 and $5,533,000 at December 31, 2012 and 2011, respectively.

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

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead.  The carrying value of unapproved inventory less reserves, was $12,106,000 and $3,726,000 at December 31, 2012 and 2011, respectively.  When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase the commercial opportunity, FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor.  The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory, and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	December 31, 2012	December 31, 2011
Land	$5,773	$5,773
Buildings and improvements	130,995	86,084
Equipment	110,353	75,589
Office furniture and equipment	10,558	8,910
Construction-in-progress	9,843	16,602
Property, plant and equipment, gross	$267,522	$192,958

Less: Accumulated depreciation	(86,764)	(74,800)
Property, plant and equipment, net	$180,758	$118,158

Depreciation expense was $15,982,000, $14,911,000 and $12,649,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at December 31, 2012 and 2011, and the Company attributes the entire carrying amount of goodwill to the Global Division.  Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value.  The Company concluded the carrying value of goodwill was not impaired as of December 31, 2012 and 2011.

Intangible assets consisted of the following:

(in $000’s)	Initial	Accumulated	Carrying
December 31, 2012	Cost	Amortization	Value
Amortized intangible assets:
Zomig® product rights	$45,096	$(17,987)	$27,109
Tolmar product rights	19,450	(859)	18,591
Other product rights	2,250	---	2,250
Total intangible assets	$66,796	$(18,846)	$47,950

(in $000’s)	Initial	Accumulated		Carrying
December 31, 2011	Cost	Amortization		Value
Amortized intangible assets:
Zomig® product rights	$ ---	$	---	$ ---
Tolmar product rights	---		---	---
Other product rights	2,250		---	2,250
Total intangible assets	$2,250	$	---	$2,250

The Company paid $83,760,000, net to AstraZeneca, comprised of an aggregate of $130,000,000 in quarterly payments made to AstraZeneca less an aggregate of $43,564,000 in transition payments received from AstraZeneca during 2012, for the rights related to the Zomig products® under the AZ Agreement. Accrued liabilities as of December 31, 2012 included a liability of $2,676,000 to AstraZeneca related to this transaction. The $86,436,000 net amount to AstraZeneca was recorded as an intangible asset of $45,096,000, and a prepaid royalty of $41,340,000.  The Zomig® product rights are being amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet, over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet, and over a period of 72 months starting in July 2012 for the nasal spray.  Information concerning the AZ Agreement can be found in “Note 12 –Alliance and Collaboration Agreements.”

8. GOODWILL AND INTANGIBLE ASSETS (continued)

In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”).  Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending approval at the FDA, in the United States and its territories.  Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. The Company paid $21,000,000 to Tolmar for the rights to the 11 generic topical prescription drug products and allocated $19,450,000 to an intangible asset, and the remaining $1,550,000 to acquired in-process research and development costs which was immediately charged to expense.  The Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the twelve months ended December 31, 2012.  Information concerning the Tolmar Agreement can be found in “Note 12 –Alliance and Collaboration Agreements.”  Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA.  The Company will either commence amortization of the cost of these product rights over their estimated useful life upon FDA approval and commercialization, or will expense the related costs immediately upon failure to obtain FDA approval.  Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $18,846,000 for the year ended December 31, 2012, respectively.

The following schedule shows the expected amortization of the Zomig® and Tolmar product rights for the next five years and thereafter:
(in $000s)	Amortization Expense
2013	$14,733
2014	4,851
2015	4,851
2016	4,851
2017	4,776
Thereafter	11,638
Totals	$45,700

9. ACCRUED EXPENSES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	December 31, 2012	December 31, 2011
Payroll-related expenses	$22,553	$16,975
Product returns	23,440	24,101
Government rebates	33,794	17,479
Legal and professional fees	3,993	5,071
Clinical trial costs	1,610	974
Income taxes payable	1,541	1,126
Physician detailing sales force fees	1,471	1,655
Other	4,340	2,735
Total accrued expenses	$92,742	$70,116

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines.  The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products and Impax Products sales channels.  Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are not subject to returns.  A roll forward of the return reserve activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

(in $000's)	December 31,	December 31,	December 31,
Returns Reserve	2012	2011	2010

Beginning balance	$24,101	$33,755	$22,114
Provision related to sales recorded in the period	3,003	688	15,821
Credits issued during the period	(3,664)	(10,342)	(4,180)
Ending balance	$23,440	$24,101	$33,755

10. INCOME TAXES

The Company is subject to federal, state and local income taxes in the United States, and income taxes in Taiwan, R.O.C.  The provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in $000’s)	2012	2011	2010
Current:
Federal taxes	$49,636	$23,500	$96,560
State taxes	1,721	1,034	10,471
Foreign taxes	453	1,154	0
Total current tax expense	51,810	25,688	107,031

Deferred:
Federal taxes	$(21,650)	$5,646	$27,138
State taxes	(2,537)	592	9,140
Foreign taxes	(185)	690	212
Total deferred tax (benefit) expense	(24,372)	6,928	36,490

Provision for income taxes	$27,438	$32,616	$143,521

A reconciliation of the difference between the tax provision at the federal statutory rate and actual income taxes on income before income taxes, which includes federal, state, and other income taxes, is as follows:

	For the Years Ended December 31,
(in $000’s)	2012		2011		2010
Income before income taxes	$83,311		$98,111		$393,939
Tax provision at the federal statutory rate	29,159	35.0%	34,339	35.0%	137,879	35.0%

Increase (decrease) in tax rate resulting from:
Tax rate differential and permanent items on foreign income	(1,259)	(1.5)%	185	0.2%	937	0.2%
State income taxes, net of federal benefit	346	0.4%	2,113	2.1%	13,780	3.5%
Federal research and development credits	---	-%	(2,100)	(2.2)%	(2,700)	(0.7)%
Share-based compensation	326	0.4%	92	0.1%	979	0.3%
Executive compensation	825	1.0%	586	0.6%	560	0.1%
Domestic manufacturing deduction	(2,010)	(2.4)%	(2,187)	(2.2)%	(6,563)	(1.7)%
Other permanent book/tax differences	(185)	(0.2)%	(119)	(0.1)%	(407)	(0.1)%
Provision for uncertain tax positions	801	0.9%	178	0.2%	280	0.1%
Revision of prior years’ estimates	(392)	(0.5)%	(309)	(0.3)%	(1,203)	(0.3)%
Other, net	(173)	(0.2)%	(162)	(0.2)%	(21)	--%
Provision for income taxes	$27,438	32.9%	$32,616	33.2%	$143,521	36.4%

10. INCOME TAXES (continued)

Deferred income taxes result from temporary differences between the financial statement carrying values and the tax bases of the Company’s assets and liabilities.  Deferred tax assets principally result from deferred revenue related to certain of the Company’s alliance and collaboration agreements (see “Note 12 – Alliance and Collaboration Agreements” below for a discussion of the Company's alliance and collaboration agreements), certain accruals and reserves currently not deductible for tax purposes, acquired product rights and intangibles, capitalized legal and share based compensation expense.  Deferred tax liabilities principally result from the use of accelerated depreciation methods for income tax purposes.  The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in $000’s)	2012	2011
Deferred tax assets:
Deferred revenues	$4,545	$13,225
Accrued expenses	38,839	27,382
Inventory reserves	2,630	2,439
Net operating loss carryforwards	149	372
Depreciation and amortization	428	340
Acquired product rights and intangibles	7,284	--
Capitalized legal fees	6,981	--
R&D credit carryforwards	2,062	--
Share based compensation expense	3,446	1,964
Other	850	959
Deferred tax assets	$67,214	$46,681

Deferred tax liabilities:
Tax depreciation and amortization in excess of book amounts	$3,544	$4,697
Deferred manufacturing costs	80	3,872
Other	1,810	700
Deferred tax liabilities	$5,434	$9,269

Deferred tax assets, net	$61,780	$37,412

The breakdown between current and long-term deferred tax assets and tax liabilities is as follows:

	December 31,
(in $000’s)	2012	2011
Current deferred tax assets	$44,196	$39,104
Current deferred tax liabilities	(1,810)	(1,251)
Current deferred tax assets, net	42,386	37,853

Non-current deferred tax assets	23,018	7,577
Non-current deferred tax liabilities	(3,624)	(8,018)
Non-current deferred tax assets (liabilities), net	19,394	(441)

Deferred tax assets, net	$61,780	$37,412

Certain current and non-current deferred tax assets and liabilities are included in Other assets, Accounts Payable and Other liabilities on the consolidated balance sheet.

10. INCOME TAXES (continued)

There were state net operating loss (NOL) carryforwards of $2,288,000 and $5,228,000 as of December 31, 2012 and 2011, respectively, with a twenty year carryforward period as of December 31, 2012, and utilization expiration dates occurring in 2023, summarized as follows:

(in $000’s)
Year	Amount

2023	$2,288

FASB ASC 740 provides for a single comprehensive model to address uncertain tax positions by establishing the minimum recognition threshold and a measurement attribute for the financial statement impact of tax positions taken or expected to be taken on an entity's income tax returns.  A reconciliation of the accrued reserve for uncertain tax positions is as follows:

(in $000’s)
Balance at January 1, 2011	$1,580
Increase based on prior year tax positions	24
Increase based on current year tax positions	154
Interest expense	84
Balance at December 31, 2011	$1,842
Increase based on prior year tax positions	937
Increase based on current year tax positions	216
Settlements	(882)
Interest expense	534
Balance at December 31, 2012	$2,647

The Company has recognized a tax provision for uncertain tax positions related to federal and state research and development tax credits, inter-company transfer pricing, state taxes on Federal RAR adjustments and state nexus issues.  The Company recognizes interest and penalties related to income tax matters as a part of total interest expense and other expense, respectively.  At December 31, 2012, the Company had $303,000 of accrued interest expense related to its accrued reserve for uncertain tax positions. The Company did not accrue penalties as of December 31, 2012 as it has taken the appropriate steps to mitigate exposure to penalties related to its uncertain tax positions.  The Company settled its 2008 and 2009 audit by the United States Internal Revenue Service during 2012 and is currently not under audit for its federal income tax. The Company is currently under audit by the State of California Franchise Tax Board for the tax years ended December 31, 2009, 2008, 2007. The years 2006 and 2005 were settled with the State of California Franchise Tax Board during 2012. An inter-company transfer pricing issue of $935,000 is projected to be settled within the next 12 months as the Taiwan tax authorities have recently contacted the Company.

No provision has been made for U.S. federal deferred income taxes on accumulated earnings on foreign subsidiaries since it is the intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary.

11. REVOLVING LINE OF CREDIT

The Company has a Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo Bank, N. A., as a lender and as administrative agent (the “Administrative Agent”).  The Credit Agreement provides the Company with a revolving line of credit in the aggregate principal amount of up to $50,000,000 (the “Revolving Credit Facility”).  Under the Revolving Credit Facility, up to $10,000,000 is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis.  Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes.  The Company has not yet borrowed any amounts under the Revolving Credit Facility.

•
The Company’s borrowings under the Credit Agreement are secured by substantially all of the personal property assets of the Company pursuant to a Security Agreement (the “Security Agreement”) entered into by the Company and the Administrative Agent.  As further security, the Company also pledged to the Administrative Agent, 65% of the Company’s equity interest in Impax Laboratories (Taiwan), Inc., all of the Company’s equity interests in the Company’s wholly owned domestic subsidiaries and must similarly pledge all or a portion of the Company’s equity interest in future subsidiaries.  Under the Credit Agreement, among other things:  The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur four years following the February 11, 2011 closing date.

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

•
The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement).  As of December 31, 2012, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

During the years ended December 31, 2012, 2011 and 2010, unused line fees incurred under the Credit Agreement and our former credit agreement, which we terminated in February 2011, were $95,000, $144,000 and $177,000, respectively.

12. ALLIANCE AND COLLABORATION AGREEMENTS

The Company has entered into several alliance, collaboration, license and distribution agreements, and similar agreements with respect to certain of its products and services, with unrelated third-party pharmaceutical companies.  The  statement of operations includes revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform, revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods, and revenue recognized under a promotional services agreement which obligates the Company to provide physician detailing sales calls services to promote its promotional partner’s branded drug products over multiple periods.

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

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

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010.  The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement.  The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s pending litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement.  For more information about the litigation with Shire, see “Note 19 –Legal and Regulatory Matters.”  The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for the Company to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term.  The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $107,303,000, $107,145,000 and $100,611,000 on sales of the AG Product during the years ended December 31, 2012, 2011 and 2010, respectively, with a corresponding charge included in the cost of revenues line in the consolidated statement of operations. At the end of the Supply Term, the Company will be permitted to sell any AG Products in our inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold and the Company will continue to pay a profit share to Shire on such sales.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar.  Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending approval at the FDA, in the United States and its territories.  Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products.  The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012.  The Company has the potential to pay up to $24,000,000 in additional contingent milestone payments if certain commercialization and regulatory events occur.  The upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012.  The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statement of operations.  The Company initially allocated $1,550,000 of the upfront payment to two products which are still in development and has recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. Contingent milestone payments will be initially recognized in the period the triggering event occurs.  Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights.  Milestone payments which are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited, in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number controlled release generic pharmaceutical products (“generic products”), each for a 10-year period.  The Company is required to develop the products, obtain FDA approval to market the products, and manufacture the products for Teva. The revenue the Company earns from the sale of product under the Teva Agreement consists of Teva’s reimbursement of the Company’s manufacturing costs plus a profit share on Teva’s sales of the product to its customers.  The Company invoices Teva for the manufacturing costs it ships product to Teva and payment is due within 30 days.  Teva has the right to determine all terms and conditions of the product sales to its customers.  Within 30 days of the end of each calendar quarter, Teva is required to provide the Company with a report of its net sales and profits during the quarter and to pay the Company its share of the profits resulting from those sales. Net sales are Teva’s gross sales less discounts, rebates, chargebacks, returns, and other adjustments, all of which are based upon fixed percentages, except chargebacks, which are estimated by Teva and subject to a true-up reconciliation. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products.

In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole (generic to Prilosec®) 10mg, 20mg and 40mg products.  Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/psuedoephedrine (generic to Allegra-D®) products, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000.  As the July 2010 amendment materially modified the Teva Agreement, the Company elected to apply the updated guidance of FASB ASC 605-25 Multiple Element Arrangements (“ASC 605-25”) to the amended Teva Agreement beginning in the three months ended September 30, 2010.  The Company evaluated the deliverables of the amended Teva Agreement under the updated guidance of ASC 605-25 and determined there are two units of accounting, including: a combined unit consisting of research and development activities plus market exclusivity, and the manufacture and delivery of 10 products (i.e. contract manufacturing).  The market exclusivity deliverable does not meet the criteria for separation as it does not have standalone value to Teva.  As the products contemplated by the Teva Agreement were to be developed by the Company, the market exclusivity has no value to Teva without the research and development services needed to complete the products.  The contract manufacturing deliverable has standalone value to Teva as it is able to resell the delivered items (i.e. finished product) to third-parties.

The consideration received by the Company from Teva under the Teva Agreement is contingent upon future performance, as such the Company was unable to allocate any of the consideration received to delivered items, and therefore the Company looked to the underlying services which give rise to the payment of consideration by Teva to determine the appropriate recognition of revenue as follows:

-
Research and development related activities (the Combined Unit) – Consideration received as a result of research and development related activities performed under the Teva Agreement is initially deferred and recognized on the straight-line method over the Company’s expected period of performance of the research and development related services, estimated to be from July 2001 to October 2014 (with FDA approval of the ANDA for the final product under the Teva Agreement).

-
Manufacture and delivery of the products – Consideration received as a result of the manufacture and delivery of the products under the Teva Agreement is recognized under the Company’s revenue recognition policy applicable to its Global products.

-	Profit share – The Company recognizes profit share, if any, as current period revenue when earned.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

The Company applied the updated guidance of ASC 605-25 to the Teva Agreement on a prospective basis beginning in the quarter ended September 30, 2010.  In the year ended December 31, 2010, the application of the updated guidance of ASC 605-25 had the effect of increasing Rx Partner revenue by $196,440,000, and increasing cost of revenues by $95,426,000, and correspondingly, basic earnings per share increased by approximately $1.03.  The increase in Rx Partner revenue as a result of applying the updated guidance of ASC 605-25 in the year ended December 31, 2010, represents the recognition of previously deferred revenue which would otherwise have been recognized, under the previous accounting standards, over the remaining life of the Teva Agreement, using a modified proportional performance method.  Under the previous accounting standards, Rx Partner revenue would have been $22,255,000, cost of revenues would have been $244,964,000, and basic earnings per share would have been $2.97 in the year ended December 31, 2010, please refer to "Note 21 –Supplementary Financial Information" for a summary of this information on a quarterly basis.

The following tables show the additions to and deductions from the deferred revenue and deferred product manufacturing costs under the Teva Agreement:

	For the Years Ended December 31,			Inception
(in $000’s)				Through
Deferred revenue	2012	2011	2010	Dec 31, 2009
Beginning balance	$3,705	$4,410	$202,032	$ ---

Additions	---	551	10,096	379,196

Less:
Amounts recognized	(1,309)	(1,256)	(11,278)	(177,164)
Accounting adjustment	---	---	(196,440)	---
Ending deferred revenue	$2,396	$3,705	$4,410	$202,032

(in $000’s)	For the Years Ended December 31,						Inception Through
Deferred product manufacturing costs	2012		2011		2010		Dec 31, 2009
Beginning balance	$	---	$	---		$94,040	$ ---

Additions		---		---		7,416	175,565

Less:
Amount recognized		---		---		(6,030)	(81,525)
Accounting adjustment		---		---		(95,426)	---
Ending deferred product manufacturing costs	$	---	$	---	$	---	$94,040

The following schedule shows the expected recognition of deferred revenue, for transactions recorded through December 31, 2012, for the next five years and thereafter under the Teva Agreement:

(in $000s)	Deferred Revenue Recognition
2013	$1,309
2014	1,087
2015	---
2016	---
2017	---
Thereafter	---
Totals	$2,396

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

OTC Partner Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer Inc. (formerly Wyeth), for a term of approximately 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale.  The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product.  Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume.  The agreement with Pfizer is no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer under the Development, License and Supply Agreement are older products which are only sold to Pfizer, and which are sold at a loss.  As noted above, the manufacturing of the products is the Company’s only continuing obligation under this agreement with Pfizer.  In order to avoid deferring the losses incurred upon shipment of these products to Pfizer, Inc., the Company recognizes revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer which is generally when the product is shipped.  The Company recognizes profit share revenue in the period earned.

The following table shows the additions to and deductions from deferred revenue and deferred product manufacturing costs under the OTC Agreements:

(in $000’s)	For the Years Ended December 31,				Inception Through
Deferred revenue	2012		2011	2010	Dec 31, 2009
Beginning balance		$9,683	$11,382	$16,162	$ ---

Additions		1,528	2,018	4,108	93,904
Less amounts recognized		(11,211)	(3,717)	(8,888)	(77,742)
Ending deferred revenue	$	---	$9,683	$11,382	$16,162

(in $000’s)	For the Years Ended December 31,				Inception Through
Deferred product manufacturing costs	2012		2011	2010	Dec 31, 2009
Beginning balance		$8,846	$10,235	$14,203	$ ---

Additions		2,638	1,721	3,223	77,870
Less: amount recognized		(11,484)	(3,110)	(7,191)	(63,667)
Ending deferred product manufacturing costs	$	---	$8,846	$10,235	$14,203

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Agreements with Valeant Pharmaceuticals International, Inc.

In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement and a License and Settlement Agreement (“Joint Development Agreement”).

Joint Development Agreement

The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product.  Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Valeant in December 2008.  The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Valeant in March 2009 and September 2009, a $2,000,000 milestone payment paid by Valeant in December 2009, and a $3,000,000 milestone payment paid by Valeant in March 2011.  The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product.  Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products.  The Company began selling one of the four generic dermatology products during the year ended December 31, 2011.

The Joint Development Agreement results in three items of revenue for the Company, as follows:

1.           Research & Development Services
Revenue received from the provision of research and development services including the $40,000,000 upfront payment and the $12,000,000 of milestone payments received prior to January 1, 2011, have been deferred and are being recognized on a straight-line basis over the expected period of performance of the research and development services.  During the year ended December 31, 2012, the Company extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2012 to November 2013, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced periodic amount of revenue recognized in current and future periods. Revenue from the remaining $8,000,000 of contingent milestone payments, including the $3,000,000 received from Valeant in March 2011, will be recognized using the Milestone Method of accounting.  Deferred revenue is recorded as a liability captioned “Deferred revenue.”  Revenue recognized under the Joint Development Agreement is included in “Note 21 –Supplementary Financial Information,” in the line item captioned "Research Partner", net. The Company determined the straight-line method better aligns revenue recognition with performance as the level of research and development services delivered under the Joint Development Agreement are expected to be provided on a relatively constant basis over the period of performance.

2.           Royalty Fees Earned — Valeant’s Sale of Advanced Form SOLODYN® (Brand) Product
Under the Joint Development Agreement, the Company granted Valeant a license for the advanced form of the SOLODYN® product, with the Company receiving royalty fee income under such license for a period ending eight years after the first commercial sale of the advanced form SOLODYN® product. Commercial sales of the new SOLODYN® product, if any, are expected to commence upon FDA approval of Valeant’s NDA.  The royalty fee income, if any, from the new SOLODYN® product, will be recognized by the Company as current period revenue when earned.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

3.           Accounting for Sales of the Company’s Four Generic Dermatology Products
Upon FDA approval of the Company’s ANDA for each of the four generic products covered by the Joint Development Agreement, the Company will have the right (but not the obligation) to begin manufacture and sale of its four generic dermatology products. The Company sells its manufactured generic products to all Global Division customers in the ordinary course of business through its Global Product sales channel. The Company accounts for the sale, if any, of the generic products covered by the Joint Development Agreement as current period revenue according to the Company’s revenue recognition policy applicable to its Global products. To the extent the Company sells any of the four generic dermatology products covered by the Joint Development Agreement, the Company pays Valeant a gross profit share, with such profit share payments accounted for as a current period cost of goods sold.

The following table shows the additions to and deductions from deferred revenue under the Joint Development Agreement with Valeant:

(in $000’s)	Years Ended December 31,			Inception Through
Deferred revenue	2012	2011	2010	Dec 31, 2009
Beginning balance	$12,410	$25,948	$39,487	$ ---

Additions	---	---	---	52,000
Less amount recognized	(8,760)	(13,538)	(13,539)	(12,513)
Ending deferred revenue	$3,650	$12,410	$25,948	$39,487

The following schedule shows the expected recognition of deferred revenue, for transactions recorded through December 31, 2012, for the next five years and thereafter under the Joint Development Agreement with Valeant:

(in $000s)	Deferred Revenue Recognition
2013	$3,650
2014	---
2015	---
2016	---
2017	---
Thereafter	---
Total	$3,650

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, the Company and Endo Pharmaceuticals, Inc. ("Endo") entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo have agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead branded product candidate ("Endo Agreement Product").  Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $10,000,000 upfront payment.  The Company has the potential to receive up to an additional $30,000,000 of contingent milestone payments which includes $15,000,000 contingent upon the achievement of clinical events, $5,000,000 contingent upon the achievement of regulatory events, and $10,000,000 upon the achievement of commercialization events.  The Company believes all milestones under the Endo Agreement are substantive.  Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require the Company to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists.

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 91 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company's NDA.  The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $6,593,000 as of December 31, 2012.  Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance.  Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License, Development and Commercialization Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”).  Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 (brand name RYTARY™ in the United States) throughout the world, except in the U.S. and Taiwan, and certain follow-on products at the option of GSK.  GSK paid an $11,500,000 upfront payment in December 2010, and the Company has the potential to receive up to $169,000,000 of contingent milestone payments which includes $10,000,000 contingent upon the achievement of clinical events, $29,000,000 contingent upon the achievement of regulatory events, and $130,000,000 contingent upon the achievement of commercialization events.  The Company believes all milestones under the agreement with GSK are substantive. The upfront payment has been deferred and was recognized as revenue on a straight-line basis over the Company’s expected period of performance to provide research and development services which ended on December 31, 2012. The Company will also receive royalty payments on any sales of IPX066 by GSK. The Company and GSK will generally each bear its own development costs associated with its activities under the License, Development and Commercialization Agreement, except that certain development costs, including with respect to follow on products, will be shared, as set forth in the agreement.  The agreement with GSK also gives GSK the option to obtain development and commercialization rights to a future product for a one-time payment to the Company of $10,000,000. The License, Development and Commercialization Agreement will continue until GSK no longer has any royalty payment obligations to the Company, or if the agreement is terminated earlier in accordance with its terms. The License, Development and Commercialization Agreement may be terminated by GSK for convenience upon 90 days prior written notice, and may also be terminated under certain other circumstances, including material breach, as set forth in the agreement.

Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited

In January 2012, the Company entered into the AZ Agreement with AstraZeneca.  Under the terms of the AZ Agreement, AstraZeneca granted to the Company an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on the Company’s behalf and AstraZeneca paid to the Company the gross profit on such Zomig® products. The Company is obligated to fulfill certain minimum requirements with respect to the promotion of currently approved Zomig® products as well as other dosage strengths of such products approved by the FDA in the future.  The Company may, but has no obligation to, develop and commercialize additional products containing zolmitriptan and additional indications for Zomig®, subject to certain restrictions as set forth in the AZ Agreement. The Company will be responsible for conducting clinical studies and preparing regulatory filings related to the development of any such additional products and would bear all related costs.  During the term of the AZ Agreement, AstraZeneca will continue to be the holder of the NDA for existing Zomig® products, as well as any future dosage strengths thereof approved by the FDA, and will be responsible for certain regulatory and quality-related activities for such Zomig® products. AstraZeneca will manufacture and supply Zomig® products to the Company and the Company will purchase its requirements of Zomig® products from AstraZeneca until a date determined in the AZ Agreement. Thereafter, AstraZeneca may terminate its supply obligations upon certain advance notice to the Company, in which case the Company would have the right to manufacture or have manufactured its own requirements for the applicable Zomig® product.

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period.  The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012, and accounted for these payments as a reduction of the $130,000,000 in quarterly payments made to AstraZeneca during 2012.  The Company allocated $45,096,000 of the $86,436,000 net payments made to AstraZeneca to an intangible asset, and the remaining $41,340,000 to prepaid royalty expense related to sales of Impax-labeled Zomig® products during 2012, with such royalty expense included in cost of revenues on the consolidated statement of operations.  Beginning in January 2013, the Company is obligated to pay AstraZeneca tiered royalties on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement.  The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig products subject to certain terms and conditions set forth in the AZ Agreement.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) (“Pfizer Co-Promotion Agreement”).  The Company’s obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012.  Prior to such time, the Company had received a fixed fee, effective January 1, 2010, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis.  The Company recognized the physician detailing sales force fee revenue as the related services were performed and the performance obligations were met.  The Company recognized $7,070,000, $14,140,000 and $14,073,000 in the years ended December 31, 2012, 2011 and 2010, respectively, with such amounts included in the line item “Promotional Partner” in “Note 21 –Supplementary Financial Information.”

13. EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to contribute up to 25% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. The Company matches 50% of the employee contributions up to a maximum of 3% of employee compensation. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the Board of Directors. Participants are 100% vested in discretionary profit-sharing and matching contributions made by the Company after three years of service, and are 25% and 50% vested after one and two years of service, respectively. There were $1,428,000, $1,254,000 and $1,162,000 in matching contributions and no discretionary profit-sharing contributions made under this plan for the years ended December 31, 2012, 2011 and 2010, respectively.

Employee Stock Purchase Plan

In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”), with a 500,000 share reservation.  The purpose of the ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company.  The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments.  Under the ESPP plan, for the years ended December 31, 2012, 2011 and 2010, the Company sold shares of its common stock to its employees in the amount of 44,731, 47,128 and 79,560, respectively, for net proceeds of $829,000, $887,000 and $1,082,000, respectively.

Deferred Compensation Plan

In February 2002, the Board of Directors of the Company approved the Executive Non-Qualified Deferred Compensation Plan (“ENQDCP”) effective August 15, 2002 covering executive level employees of the Company as designated by the Board of Directors. Participants can defer up to 75% of their base salary and quarterly sales bonus and up to 100% of their annual performance based bonus. The Company matches 50% of employee deferrals up to 10% of base salary and bonus compensation. The maximum total match by the company cannot exceed 5% of total base and bonus compensation. Participants are vested in the employer match contribution at 20% each year, with 100% vesting after five years of employment.  Participants can earn a return on their deferred compensation based on hypothetical investments in investment funds. Changes in the market value of the participant deferrals and earnings thereon are reflected as an adjustment to the liability for deferred compensation with an offset to compensation expense. There were $717,000, $589,000 and $525,000 in matching contributions under the ENQDCP for the years ended December 31, 2012, 2011 and 2010, respectively.

The deferred compensation liability is a non-current liability recorded at the value of the amount owed to the ENQDCP participants, with changes in the value of such amounts recognized as a compensation expense in the consolidated statement of operations. The calculation of the deferred compensation obligation is derived from observable market data by reference to hypothetical investments selected by the participants.  The Company invests in corporate owned life insurance (“COLI”) policies, of which the cash surrender value is included in the line item captioned “Other assets” on the consolidated balance sheet. As of December 31, 2012 and 2011, the Company had a cash surrender value asset of $19,017,000 and $14,547,000, respectively, and a deferred compensation liability of $18,617,000 and $14,535,000, respectively, included in the line item captioned “Other liabilities” on the consolidated balance sheet.

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

Impax Laboratories, Inc. 1999 Equity Incentive Plan
In October 2000, the Company’s stockholders approved an increase in the aggregate number of shares of common stock to be issued pursuant to the Company’s 1999 Equity Incentive Plan from 2,400,000 to 5,000,000 shares. Under the 1999 Equity Incentive Plan, 115,785, 379,872, and 664,947 stock options were outstanding at December 31, 2012, 2011 and 2010, respectively.

Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan
Under the Company’s 2002 Plan, the aggregate number of shares of common stock for issuance pursuant to stock option grants and restricted stock awards was increased by the Company’s Board of Directors from 9,800,000 to 11,800,000 during 2010 and was approved by the Company’s stockholders.  Under the 2002 Plan, stock options outstanding were 4,061,436, 4,693,225 and 5,849,729 at December 31, 2012, 2011 and 2010, respectively, and unvested restricted stock awards outstanding were 1,954,570, 1,663,911 and 1,434,759 at December 31, 2012, 2011 and 2010, respectively.

The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2009	8,229,818	$9.87
Options granted	405,600	20.22
Options exercised	(1,900,549)	8.62
Options forfeited	(220,193)	11.03
Outstanding at December 31, 2010	6,514,676	10.84
Options granted	424,000	24.78
Options exercised	(1,605,043)	11.02
Options forfeited	(260,536)	9.73
Outstanding at December 31, 2011	5,073,097	11.76
Options granted	278,500	20.90
Options exercised	(1,060,746)	11.16
Options forfeited	(113,630)	16.69
Outstanding at December 31, 2012	4,177,221	12.72

Options exercisable at December 31, 2012	3,143,431	$11.30

14. SHARE-BASED COMPENSATION (continued)

As of December 31, 2012, stock options outstanding and exercisable had average remaining contractual lives of 5.86 years and 4.82 years, respectively.  Also, as of December 31, 2012, stock options outstanding and exercisable each had aggregate intrinsic values of $35,370,000 and $30,067,000, respectively.  As of December 31, 2012, the Company estimated 3,698,064 stock options and 1,730,367 restricted shares granted to employees which were vested or expected to vest.

The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan. A summary of the non-vested restricted stock awards is as follows:

Restricted Stock Awards	Non-Vested Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2009	1,152,923	$7.72
Granted	727,556	18.87
Vested	(368,825)	8.61
Forfeited	(76,895)	10.17
Non-vested at December 31, 2010	1,434,759	12.93
Granted	868,549	20.73
Vested	(452,861)	11.81
Forfeited	(186,536)	13.71
Non-vested at December 31, 2011	1,663,911	17.20
Granted	1,015,937	23.41
Vested	(585,392)	14.72
Forfeited	(139,886)	19.08
Non-vested at December 31, 2012	1,954,570	$20.97

As of December 31, 2012, the Company had 1,161,084 shares available for issuance of either stock options or restricted stock awards, including 875,663 shares from the 2002 Plan, and 285,421 shares from the 1999 Plan.

As of December 31, 2012, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $42,547,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.30 years.  The intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $12,380,000, $19,192,000 and $19,038,000, respectively. The total fair value of restricted shares which vested during the years ended December 31, 2012, 2011 and 2010 was $8,614,000, $5,347,000 and $3,175,000, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2012			2011			2010
Volatility (range)	48.5%	-	49.3%	50.7%	-	52.7%	55.1%	-	56.4%
Volatility (weighted average)		49.1%			52.3%			55.9%
Risk-free interest rate (range)	0.9%	-	1.0%	1.5%	-	2.3%	1.5%	-	3.1%
Risk-free interest rate (weighted average)		1.0%			2.1%			2.3%
Dividend yield		0%			0%			0%
Expected life (years)		6.19			6.20			6.21
Weighted average grant date fair value		$9.93			$12.85			$11.08

14. SHARE-BASED COMPENSATION (continued)

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

The amount of share-based compensation expense recognized by the Company is as follows:

	For the Years Ended December 31,
(in $000’s)	2012	2011	2010
Cost of revenues	$2,405	$1,917	$2,377
Research and development	4,658	4,119	3,466
Selling, general and administrative	9,240	6,649	4,871
Total	$16,303	$12,685	$10,714

The after tax impact of recognizing the share-based compensation expense related to FASB ASC Topic 718 on basic earnings per common share was $0.18, $0.15 and $0.14 for the years ended December 31, 2012, 2011 and 2010, respectively and diluted earnings per common share was $0.17, $0.14 and $0.14 for the years ended December 31, 2012, 2011 and 2010, respectively.  The Company recognized a deferred tax benefit of $4,335,000, $3,078,000 and $1,719,000 in 2012, 2011 and 2010, respectively; related to share-based compensation expense recorded for non-qualified employee stock options and restricted stock awards.

The Company’s policy is to issue new shares to satisfy stock option exercises and to grant restricted share awards.  There were no modifications to any stock options during the years ended December 31, 2012, 2011 or 2010.

15. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors of the Company, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Company’s Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the years ended December 31, 2012, 2011 and 2010, the Company did not issue any preferred stock.

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

In connection with the shareholder rights plan, the Board of Directors designated 100,000 shares of series A junior participating preferred stock.  The rights expired on January 20, 2012.

16. EARNINGS PER SHARE

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

A reconciliation of basic and diluted earnings per share is as follows:

	For the Years Ended December 31,
(in $000’s, except share and per share amounts)	2012	2011	2010
Numerator:
Net income	$55,873	$65,495	$250,418

Denominator:
Weighted average common shares outstanding	65,660,271	64,126,855	62,037,908
Effect of dilutive stock options and restricted stock	2,744,280	3,193,134	3,527,224
Diluted weighted average common shares outstanding	68,404,551	67,319,989	65,565,132

Basic net income per share	$0.85	$1.02	$4.04
Diluted net income per share	$0.82	$0.97	$3.82

For the years ended December 31, 2012, 2011 and 2010, the Company excluded 905,899, 1,244,493 and 1,024,466, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.

17. SEGMENT INFORMATION

The Company has two reportable segments, the Global Division and the Impax Division.   The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; and the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in-turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements.  The Company also generates revenue in its Global Division from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and refers to such revenue as “Research Partner” revenue.

The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (CNS) disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™ for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and which the Company is currently working with the FDA on appropriate next steps on the NDA in response to a Complete Response Letter the Company received from the FDA in January 2013.  The Impax Division also has other product candidates in varying stages of development.  In addition, the Impax Division is engaged in product sales and promotion through a direct sales force focused on promoting pharmaceutical products developed by an unrelated third-party pharmaceutical company pursuant to a Distribution, License, Development and Supply Agreement.  Additionally, the Company generates revenue in its Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and refers to such revenue as “Research Partner” revenue; and the Company generates revenue in its Impax Division under a  License, Development and Commercialization Agreement with another unrelated third-party pharmaceutical company, and refers to such revenue as “Rx Partner” revenue.

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes.  Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker.  Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.”  The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in “Note 2 –Summary of Significant Accounting Policies – Revenue Recognition.”  The Company has no inter-segment revenue.

17. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Year Ended December 31, 2012	Division	Division	and Other	Company
Revenues, net	$448,682	$133,010	$--	$581,692
Cost of revenues	229,355	69,783	--	299,138
Research and development	48,540	32,780	--	81,320
Patent litigation	9,772	--	--	9,772
Selling, general and administrative	15,377	37,896	55,197	108,470
Income (loss) before income taxes	$145,638	$(7,449)	$(54,878)	$83,311

Year Ended December 31, 2011	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$491,710	$21,209	$--	$512,919
Cost of revenues	242,713	11,911	--	254,624
Research and development	46,169	36,532	--	82,701
Patent litigation	7,506	--	--	7,506
Selling, general and administrative	11,313	7,435	49,729	68,477
Income (loss) before income taxes	$184,009	$(34,669)	$(51,229)	$98,111

Year Ended December 31, 2010	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$864,667	$14,842	$--	$879,509
Cost of revenues	328,163	12,083	--	340,246
Research and development	44,325	41,898	--	86,223
Patent litigation	6,384	--	--	6,384
Selling, general and administrative	14,625	3,510	35,197	53,332
Income (loss) before income taxes	$471,170	$(42,649)	$(34,582)	$393,939

Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $126,684,000, and $56,827,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at December 31, 2012 and 2011, respectively.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases land, office, warehouse and laboratory facilities under non-cancelable operating leases expiring between March 2014 and December 2026.  Rent expense for the years ended December 31, 2012, 2011 and 2010 was $1,719,000, $1,691,000 and $1,715,000, respectively.  The Company recognizes rent expense on a straight-line basis over the lease period.  The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates between May 2013 and May 2016.  Future minimum lease payments under the non-cancelable operating leases are as follows:

(in $000s)	Years Ended December 31,
2013	$2,020
2014	1,747
2015	933
2016	404
2017	316
Thereafter	2,657
Total minimum lease payments	$8,077

Purchase Order Commitments

As of December 31, 2012, the Company had approximately $47,811,000 of open purchase order commitments, primarily for raw materials.  The terms of these purchase order commitments are generally less than one year in duration.

Taiwan Facility

The Company has entered into several contracts related to ongoing expansion activities at its Taiwan facility.  As of December 31, 2012, the Company had remaining obligations under these contracts of approximately $9,423,000.

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

The Company is generally responsible for all of the patent litigation fees and costs associated with current and future products not covered by its alliance and collaboration agreements. The Company has agreed to share legal expenses with respect to third-party and Company products under the terms of certain of the alliance and collaboration agreements.  For instance, under the Teva Agreement, the Company and Teva have agreed to share in fees and costs related to patent infringement litigation associated with the products covered by the Teva Agreement and the Company is currently sharing litigation costs with respect to three products under the terms of two other separate agreements.  The Company records the costs of patent litigation as expense in the period when incurred for products it has developed, as well as for products which are the subject of an alliance or collaboration agreement with a third-party.

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

On November 8, 2011, the District Court expressly named the Company in an order enjoining it from engaging in the commercial use, offer for sale, or sale within the United States of any generic Amrix®. On November 22, 2011, the Company filed a motion to reargue and modify the injunction. Plaintiffs responded on December 9, 2011, with a motion for declaratory judgment, seeking a declaration that the Company does not have the right to sell generic Amrix®. The Company responded on December 20, 2011, and moved to enforce the terms of a settlement agreement entered into with plaintiffs that it claims grants the Company the right to sell generic Amrix®. On March 15, 2012, the District Court denied the Company’s motion and refused to modify the injunction. The Company appealed the order.  The United States Court of Appeals for the Federal Circuit affirmed the district court’s decision to enjoin the Company on February 1, 2013. The Company has thirty (30) days from the date of the appellate court decision to file a motion for rehearing.

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc., et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma and Supernus against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the U.S. District Court for the District of Delaware on the issues of patent infringement and validity. In August 2011, the Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, which expires in December 2027, infringed and not invalid. After proceedings related to the remedy, on June 8, 2012, the Court entered final judgment with respect to that litigation. On June 22, 2012, the Court entered its final judgment with respect to the Company. All parties filed notices of appeal and/or cross-appeal in July 2012. The briefing at the United States Court of Appeals for the Federal Circuit was completed for all parties on January 28, 2013.  The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation.

Schering Corporation, et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)

In August 2010, Schering Corporation and MSP Singapore Company LLC (together, “Schering”) filed suit against the Company in the U.S. District Court for the District of New Jersey (“District Court”) alleging patent infringement for the filing of the Company’s ANDA relating to Ezetimibe/Simvastatin Tablets, 10/80 mg, generic to Vytorin®. The Company filed an answer and counterclaim. In December 2010, the parties agreed to be bound by the final judgment concerning validity and enforceability of the patents at issue in cases brought by Schering against other generic drug manufacturers that have filed ANDAs relating to this product, and proceedings in the Company’s case were stayed. In April 2012, the District Court issued a decision, finding that the latest-expiring patent (U.S. Patent No. RE 42,461) to be valid and enforceable. The District Court's decision was subsequently affirmed by the Federal Circuit on appeal on February 7, 2013. The decision of validity and enforceability will be binding on the Company unless reversed or modified in subsequent litigation.

19. LEGAL AND REGULATORY MATTERS (continued)

Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)

In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company filed its answer and counterclaims. The Court issued a claim construction ruling on June 1, 2012.    Trial is scheduled for February 10, 2014.

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc. (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company filed an answer and counterclaims. The trial court issued a claim construction ruling on April 11, 2012. The parties have completed discovery.  In November 2012, the Company and Takeda filed cross motions for summary judgment regarding infringement and validity of the patents at issue. The motions are currently pending with the court.  Trial is scheduled for June 3, 2013.

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)

In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH (collectively “Purdue”) filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to Oxycodone Hydrochloride, Controlled Release tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin®. The Company filed an answer and counterclaims. Discovery is proceeding.  No trial date has been scheduled.

In February 2013, Purdue Pharma L.P. and Grunenthal GmbH filed a separate lawsuit against the Company involving the same product and ANDA, asserting infringement of two recently issued patents.  The Company filed an answer and counterclaims in February 2013.

Avanir Pharmaceuticals, Inc. et al. v. Impax Laboratories, Inc. (Dextromethorphan/Quinidine)

In August 2011, Avanir Pharmaceuticals, Inc., Avanir Holding Co., and Center for Neurological Study filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta®. The Company filed an answer and counterclaims. On October 8, 2012, Avanir Pharmaceuticals, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement of a new patent, US Patent 8,227,484, issued July 24, 2012, also based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta. The Company filed an answer and counterclaims on October 10, 2012. A claim construction hearing was conducted on October 5, 2012. Discovery is proceeding, and trial is scheduled for September 2013.

GlaxoSmithKline LLC, et al. v. Impax Laboratories, Inc., et al. (Dutasteride/Tamsulosin)

In September 2011, GlaxoSmithKline LLC and SmithKline Beecham Corp. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg, generic of Jalyn®. The Company filed an answer and counterclaim. The trial court issued a claim construction ruling on November 15, 2012.  A bench trial was conducted starting on January 28, 2013, and a decision is pending.

19. LEGAL AND REGULATORY MATTERS (continued)

Cephalon, Inc. et al. v. Impax Laboratories, Inc. (Fentanyl Citrate)

In November 2011, Cephalon, Inc. and CIMA Labs, Inc. (together “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 6,200,604, 6,974,590, 7,862,832, and 7,862,833, based on the filing of the Company’s ANDA relating to Fentanyl Citrate Buccal Tablets, 100, 200, 400, 600, and 800 mcg, generic to Fentora®. The Company filed an answer and counterclaims, as well as declaratory judgment counterclaims to include three other patents (U.S. Patent Nos. 6,264,981; 8,092,832; and 8,119,158). In response, Cephalon alleged infringement of those three patents against the Company. The claims for infringement of U.S. Patent Nos. 6,200,604 and 6,974,590 were subsequently dismissed based on a judgment of invalidity in another case, which is currently on appeal.  Discovery is ongoing, and trial is scheduled for June 24, 2013.

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

Acura Pharmaceuticals, Inc. v. Impax Laboratories, Inc. (Oxycodone HCl)

In October 2012, Acura Pharmaceuticals, Inc., filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Oxycodone Hydrochloride Tablets, 5 mg and 7.5 mg, generic to Oxecta®.  In November 2012, the Company filed its answer and counterclaims.  No trial date has been scheduled.

Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)

In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH (collectively, “Endo”) filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone Hydrochloride, Extended Release tablets, 5, 7.5, 10, 15, 20, 30 and 40 mg, generic to Opana ER®.  In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products.  ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. No trial dates have been set.

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and Rhodes Technologies v. Impax Laboratories, Inc. (Oxycodone HCl)

In January 2013, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and Rhodes Technologies (collectively “Purdue”) filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s two ANDAs relating to Oxycodone Hydrochloride, extended-release tablets: one for 10, 15, 20, 30 and 40 mg, and one for 60 and 80 mg.  The dosage forms are generic to OxyContin® (related to NDA 020553). The Company filed an answer and counterclaims in February 2013.  No trial date has been set.

19. LEGAL AND REGULATORY MATTERS (continued)

           Other Litigation Related to the Company’s Business

Impax Laboratories, Inc. v. Shire LLC and Shire Laboratories, Inc. (generic Adderall XR®)

On November 1, 2010, the Company filed suit against Shire LLC and Shire Laboratories, Inc. (collectively “Shire”) in the Supreme Court of the State of New York, alleging breach of contract and other related claims due to Shire’s failure to fill the Company’s orders for the generic Adderall XR® product as required by the parties’ Settlement Agreement and License and Distribution Agreement, each signed in January 2006. In November 2010, the case was removed to the U.S. District Court for the Southern District of New York by Shire based on diversity jurisdiction. The parties entered into a settlement agreement and the case was dismissed on February 14, 2013.

Civil Investigative Demand from the FTC

On May 2, 2012, the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”) concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation is to determine whether Medicis Pharmaceutical Corporation (now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc.), the Company, and six other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding SOLODYN® or its generic equivalents and/or (ii) engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. The Company is cooperating with the FTC in producing documents and information in response to the CID. To the knowledge of the Company no proceedings have been initiated against the Company to date, however no assurance can be given as to the timing or outcome of this investigation.

Endo Pharmaceuticals, Inc. v. Hamburg, et al.

On November 30, 2012, Endo Pharmaceuticals, Inc. (“Endo") filed an action against the FDA in the United States District Court for the District of Columbia seeking an injunction from the District Court to force the FDA to make a determination regarding Endo’s Citizen Petition on Opana® ER and/or to suspend the Company’s approval of its ANDA for a generic version of the original Opana® ER pending the FDA decision. In its Citizen Petition, Endo sought a ruling from the FDA that Endo’s original formulation of Opana® ER was withdrawn from marketing for reasons relating to safety, that no generic versions of Opana® ER should be approved, and that for any approved generic versions of Opana® ER, including the Company’s product, that approval be suspended.  The Company intervened in the District Court case on December 4, 2012. The Court held a hearing on Endo’s motion for a preliminary injunction and the FDA’s and the Company’s cross-motions to dismiss on December 19, 2012. On December 19, 2012, the Court denied Endo’s motion for a preliminary injunction and granted the FDA’s and the Company’s cross-motions to dismiss.

20. SUBSEQUENT EVENTS

Amended and Restated Shire License and Distribution Agreement

On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the License and Distribution Agreement between the parties dated as of January 2006, as amended (the “Prior Shire Agreement”).  The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s pending litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement.  The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for the Company to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product.

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2012 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global Product sales, gross	$185,671	$223,449	$178,628	$177,830
Less:
Chargebacks	39,155	50,670	47,366	59,460
Rebates	20,589	26,847	24,285	22,995
Product Returns	(329)	948	304	(1,730)
Other credits	10,045	18,552	7,212	17,334
Global Product sales, net	116,211	126,432	99,461	79,771

Rx Partner	2,978	2,466	(792)	1,793
Research Partner	3,385	3,384	996	995
OTC Partner	691	783	763	9,365
Global Division revenues, net	123,265	133,065	100,428	91,924

Impax Product sales, gross	--	40,818	63,909	65,141
Less:
Chargebacks	--	4,449	8,308	44
Rebates	--	3,714	5,113	7,556
Product Returns	--	878	1,374	1,558
Other credits	--	3,683	5,785	9,285
Impax Product sales, net	--	28,094	43,329	46,698

Rx Partner	1,438	1,437	1,500	2,125
Research Partner	330	329	330	330
Promotional Partner	3,535	3,535	--	--
Impax Division revenues, net	5,303	33,395	45,159	49,153

Total revenues	128,568	166,460	145,587	141,077

Gross profit	62,553	77,823	78,027	64,151

Net income	$12,365	$18,672	$20,037	$4,799

Net income per share (basic)	$0.19	$0.29	$0.30	$0.07
Net income per share (diluted)	$0.18	$0.27	$0.29	$0.07

Weighted Average: common shares outstanding:
Basic	65,122,240	65,482,700	65,797,722	66,217,421
Diluted	67,907,263	67,954,573	68,366,849	68,419,888

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

	2011 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global Product sales, gross	$151,832	$181,972	$169,519	$225,122
Less:
Chargebacks	35,216	39,395	39,690	52,203
Rebates	12,709	17,392	18,014	21,058
Product Returns	2,706	1,799	552	(4,369)
Other credits	8,863	12,261	13,602	13,536
Global Product sales, net	92,338	111,125	97,661	142,694

Rx Partner	2,682	4,866	12,621	6,164
Research Partner	6,385	3,384	3,385	3,384
OTC Partner	1,943	1,184	879	1,015
Global Division revenues, net	103,348	120,559	114,546	153,257

Rx Partner	1,438	1,437	1,438	1,437
Research Partner	330	329	330	330
Promotional Partner	3,535	3,535	3,535	3,535
Impax Division revenues, net	5,303	5,301	5,303	5,302

Total revenues	108,651	125,860	119,849	158,559

Gross profit	58,537	59,702	62,654	77,402

Net income	$13,863	$12,550	$17,220	$21,862

Net income per share (basic)	$0.22	$0.20	$0.27	$0.34
Net income per share (diluted)	$0.21	$0.19	$0.26	$0.33

Weighted Average: common shares outstanding:
Basic	63,390,527	64,024,483	64,387,413	64,687,753
Diluted	67,044,266	67,654,047	66,986,758	67,029,407

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

The Company recorded a reduction to its reserve for product returns of $5.7 million in the fourth quarter of 2011 based upon actual prescription data related to its generic Adderall XR® products. Additionally, the Company recorded a reduction to its reserve for product returns of $2.0 million in the fourth quarter of 2011 related to all Global Products other than its generic Adderall XR® products as a result of continued improvement in the Company’s historical experience of actual return credits processed.

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

The table below presents a comparison of certain consolidated statement of operations financial reporting captions under the pre-amendment and post-amendment accounting principles of ASC 605-25 for each of the three months ended March 31, 2010, June 30, 2010, September 30, 2010, and December 31, 2010 and for the year ended December 31, 2010, as follows:

	Three Months Ended:				Twelve Months Ended
(in $000’s except per share amounts)	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010

RX Partner revenue
Pre-amendment principles	$4,903	$5,802	$5,922	$5,628	$22,255
Change	(802)	407	437	(1,855)	(1,813)
Post-amendment principles	$4,101	$6,209	$6,359	$3,773	$20,442

Cost of revenues
Pre-amendment principles	$79,576	$68,892	$47,998	$48,498	$244,964
Change	282	1,104	(302)	159	1,243
Post-amendment principles	$79,858	$69,996	$47,696	$48,657	$246,207

Income before income taxes
Pre-amendment principles	$210,997	$49,438	$21,882	$11,823	$294,140
Change	(1,084)	(697)	739	(2,014)	(3,056)
Post-amendment principles	$209,913	$48,741	$22,621	$9,809	$291,084

Net income
Pre-amendment principles	$131,485	$31,348	$13,908	$7,515	$184,256
Change	(689)	(443)	470	(1,280)	(1,942)
Post-amendment principles	$130,796	$30,905	$14,378	$6,235	$182,314

Earnings per share-basic
Pre-amendment principles	$2.16	$0.51	$0.22	$0.12	$2.97
Change	(0.02)	(0.01)	0.01	(0.02)	(0.03)
Post-amendment principles	$2.14	$0.50	$0.23	$0.10	$2.94

Refer to “Note 12 –Alliance and Collaboration Agreements” for more information regarding the accounting for the Teva Agreement.

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2010
(in $000’s)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts	Deductions	Balance at End of Period

Reserve for bad debts	372	277	—	(110)	539

For the Year Ended December 31, 2011
(in $000’s)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts	Deductions	Balance at End of Period

Reserve for bad debts	539	163	—	(90)	612

For the Year Ended December 31, 2012
(in $000’s)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts	Deductions	Balance at End of Period

Reserve for bad debts	612	—	—	(59)	553

S-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.

By:	/s/ Larry Hsu, Ph.D.
Name: Larry Hsu, Ph.D
Title: President and Chief Executive Officer
Date:  February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Hsu, Ph.D.	President, Chief Executive Officer	February 26, 2013
Larry Hsu, Ph.D	(Principal Executive Officer) and Director

/s/ Bryan M. Reasons	Senior Vice President, Finance, and	February 26, 2013
Bryan M. Reasons	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/Robert L. Burr	Chairman of the Board	February 26, 2013
Robert L. Burr

/s/ Leslie Z. Benet, Ph.D.	Director	February 26, 2013
Leslie Z. Benet, Ph.D.

/s/ Allen Chao, Ph.D.	Director	February 26, 2013
Allen Chao, Ph.D.

/s/ Nigel Ten Fleming, Ph.D.	Director	February 26, 2013
Nigel Ten Fleming, Ph.D.

/s/ Michael Markbreiter	Director	February 26, 2013
Michael Markbreiter

/s/ Peter R. Terreri	Director	February 26, 2013
Peter R. Terreri

EXHIBIT INDEX
Exhibit No.	Description of Document

3.1.1	Restated Certificate of Incorporation, dated August 30, 2004.(1)

3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)

3.2	Amended and Restated bylaws, effective as of August 23, 2012.(3)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)

10.1
Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(5)

10.1.1
Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association as Administrative Agent.(6)

10.1.2
Second Amendment to Credit Agreement dated as of January 10, 2013 to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(7)

10.2
Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(5)

10.3.1	Impax Laboratories Inc. 1999 Equity Incentive Plan.*(8)

10.3.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(8)

10.4	Impax Laboratories Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)

10.5.1	Impax Laboratories Inc. Amended and Restated 2002 Equity Incentive Plan.*(9)

10.5.2	Form of Stock Option Grant under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(8)

10.5.3	Form of Stock Bonus Agreement under the Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan.*(8)

10.6	Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(10)

10.6.1	Amendment to Impax Laboratories Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (10)

10.7	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(11)

10.8.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(11)

10.8.2	Confidential Separation and Release Agreement dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(12)

Exhibit No.	Description of Document

10.9.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(11)

10.9.2	General Release and Waiver, effective as of July 17, 2012, by and between the Company and Arthur A. Koch, Jr.* (13)

10.10	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(11)

10.11.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(8)

10.11.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(11)

10.11.3	Separation Agreement and General Release, dated October 19, 2010, by and between the Company and Christopher Mengler, R.Ph.*(14)

10.12.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(15)

10.12.2	Employment Agreement, dated as of May 2, 2011 between the Company and Mark A. Schlossberg.*(15)

10.13.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon.*(16)

10.13.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole-Ben-Maimon.*(17)

10.14	Employment Agreement, dated as of December 12, 2012, by and between the Company and Bryan M. Reasons.*(18)

10.15.1	License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.**(19)

10.15.2	Amendment dated as of March 1, 2010 to the License and Distribution Agreement, dated as of January 19, 2006, between the Company and Shire LLC.(15)

10.16.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(5)

10.16.2	Settlement Agreement dated as of January 21, 2011 by and between the Company and Medicis Pharmaceutical Corporation.***

10.16.3	First Amendment dated as of January 26, 2011 to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.(15)

10.17.1	License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(20)

10.17.2	First Amendment dated as of December 23, 2011 to the License, Development and Commercialization Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(15)

10.18	Supply Agreement, dated as of December 15, 2010, by and between the Company and Glaxo Group Limited.**(20)

Exhibit No.	Description of Document

10.19	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, by and between the Company and AstraZeneca UK Limited.**(21)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Grant Thornton LLP.

23.2	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012,  (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2012, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2012.†

*   Management contract, compensatory plan or arrangement.
**   Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which portions are omitted and filed separately with the SEC.
***Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
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
(1) Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.
(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.
(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 28, 2012.
(4) Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.
(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(6) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.
(8) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(9) Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2010.
(10) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.
(12) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.
(13) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.
(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2010.
(15) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(16) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.
(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.
(19) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(20) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(21) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.