Form 10-Q
period 2013-03-31
IMPAX LABORATORIES INC
filed 2013-05-03
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐       No ☒

As of April 26, 2013, there were 68,477,096 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,577	$142,162
Short-term investments	151,436	156,756
Accounts receivable, net	113,606	92,249
Other receivable	102,049	---
Inventory, net	82,090	89,764
Deferred income taxes	44,365	42,529
Prepaid expenses and other current assets	7,804	22,083
Total current assets	698,927	545,543

Property, plant and equipment, net	176,963	180,758
Other assets	43,128	42,751
Deferred income taxes	21,372	19,394
Intangible assets, net	40,809	47,950
Goodwill	27,574	27,574
Total assets	$1,008,773	$863,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,587	$41,340
Accrued expenses	120,612	92,742
Accrued profit sharing and royalty expenses	22,553	4,936
Deferred revenue	4,452	6,277
Total current liabilities	178,204	145,295

Deferred revenue	7,074	6,362
Other liabilities	25,038	21,210
Total liabilities	210,316	172,867

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at March 31, 2013 and December 31, 2012	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 68,735,134 and 68,516,251 shares issued at March 31, 2013 and December 31, 2012, respectively	687	685
Additional paid-in capital	320,124	314,717
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	1,747	5,244
Retained earnings	478,056	372,614
Total stockholders’ equity	798,457	691,103
Total liabilities and stockholders’ equity	$1,008,773	$863,970

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Global Division revenues, net	$101,636	$123,265
Impax Division revenues, net	46,853	5,303
Total revenues	148,489	128,568
Cost of revenues	90,618	66,015
Gross profit	57,871	62,553

Operating expenses:
Research and development	19,605	18,816
Patent litigation expense	4,278	4,038
Selling, general and administrative	29,717	21,233
Total operating expenses	53,600	44,087
Income from operations	4,271	18,466
Other income (expense), net	149,456	(48)
Interest income	276	255
Interest expense	(283)	(39)
Income before income taxes	153,720	18,634
Provision for income taxes	48,278	6,269
Net income	$105,442	$12,365

Net Income per share:
Basic	$1.59	$0.19
Diluted	$1.55	$0.18
Weighted average common shares outstanding:
Basic	66,487,470	65,122,240
Diluted	68,178,355	67,907,263

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income	$105,442	$12,365
Currency translation adjustments	(3,497)	1,608
Comprehensive income	$101,945	$13,973

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net income	$105,442	$12,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,397	3,730
Provision for inventory reserves	22,804	4,094
Accretion of interest income on short-term investments	(158)	(171)
Deferred income taxes (benefits)	(2,800)	817
Tax impact related to the exercise of employee stock options	3	(1,632)
Deferred revenue	---	315
Deferred product manufacturing costs	---	(495)
Recognition of deferred revenue	(1,113)	(6,061)
Amortization of deferred product manufacturing costs	---	661
Accrued profit sharing and royalty expense	22,541	25,555
Payments of profit sharing and royalty expense	(4,925)	(40,755)
Share-based compensation expense	4,359	3,809
Other receivable	(102,049)	---
Changes in certain assets and liabilities:
Accounts receivable	(21,357)	34,590
Inventory	(15,130)	(7,855)
Prepaid expenses and other assets	12,561	(3,745)
Accounts payable and accrued expenses	22,645	(4,153)
Other liabilities	2,527	2,661
Net cash provided by operating activities	57,747	23,730

Cash flows from investing activities:
Purchase of short-term investments	(60,515)	(35,585)
Maturities of short-term investments	65,993	126,549
Purchases of property, plant and equipment	(9,361)	(8,165)
Payment for product licensing rights	---	(25,000)
Net cash (used for) provided by investing activities	(3,883)	57,799

Cash flows from financing activities:
Tax impact related to the exercise of employee stock options and restricted stock	(3)	1,632
Proceeds from exercise of stock options and ESPP	1,554	4,468
Net cash provided by financing activities	1,551	6,100

Net increase in cash and cash equivalents	55,415	87,629
Cash and cash equivalents, beginning of period	142,162	104,419
Cash and cash equivalents, end of period	$197,577	$192,048

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
(in $000’s)	March 31, 2013	March 31, 2012
Cash paid for interest	$87	$10
Cash paid for income taxes	$222	$1,065

Accrued vendor invoices of approximately $4,273,000 and $3,872,000 at March 31, 2013 and 2012, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.  Depreciation expense was $4,760,000 and $3,356,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in-turn sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through an unrelated third-party pharmaceutical entity under its own label pursuant to an alliance agreement.  Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 18 – Supplementary Financial Information.” The Company also generates revenue from research and development services provided under a joint development agreement with an unrelated third party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.” The Company provides these services through the research and development group in the Global Division. Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.”

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™ (IPX066), an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the New Drug Application (“NDA”) was accepted for filing by the U.S. Food and Drug Administration (“FDA”) in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. The Company is currently working with the FDA on the appropriate next steps for the RYTARY™ NDA. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories. Revenues from Impax-labeled Zomig® products are reported under the caption “Impax Product sales, net” in “Note 18 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.”

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases two facilities in Hayward, utilized for additional research and development, administrative services, and equipment storage. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the United States, in Taiwan, Republic of China (“R.O.C.”), the Company owns a manufacturing facility.

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of comprehensive income, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items.  While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiaries, including Impax Laboratories (Taiwan) Inc., Impax Laboratories USA, LLC and Impax Laboratories (Netherlands) BV, and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at March 31, 2013. All significant intercompany accounts and transactions have been eliminated.

The unaudited results of operations and cash flows for the interim period are not necessarily indicative of the expected results of the Company’s operations for any other interim period or for the full year ending December 31, 2013.  The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Medicaid and Other Government Pricing Programs
As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program, Medicare Part D, TRICARE, and other U.S. government pricing programs. The Company determines its estimated government rebate accrual primarily based on historical experience of claims submitted by the various states and other jurisdictions and any new information regarding changes in the various programs which may impact the Company’s estimate of government rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Company records estimates for government rebates as a deduction from gross sales, with corresponding adjustment to accrued liabilities.

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

The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, the Company receives payments from its agreement partners for product shipments and research and development services, and may also receive other payments including royalty, profit sharing, upfront, and periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments.  Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the alliance agreement partners may negotiate with their respective customers.  The Company records the alliance agreement partner's adjustments to such estimated amounts in the period the agreement partner reports the amounts to the Company.

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

2. REVENUE RECOGNITION (continued)

Research Partner:
The Research Partner contracts include revenue recognized under development agreements with unrelated third-party pharmaceutical companies.  The development agreements generally obligate the Company to provide research and development services over multiple periods.  In exchange for this service, the Company received upfront payments upon signing of each development agreement and is eligible to receive contingent milestone payments, based upon the achievement of contractually specified events.  Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under one of these development agreements.  The Company recognizes revenue received from the provision of research and development services, including the upfront payment and the milestone payments received before January 1, 2011 on a straight line basis over the expected period of performance of the research and development services.  The Company recognizes revenue received from the achievement of contingent research and development milestones after January 1, 2011 in the period such payment is earned.  Royalty fee income, if any, will be recognized by the Company in the period when the revenue is earned.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments.  The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. The Company adopted this guidance on January 1, 2013, and it did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued updated guidance on foreign currency matters. The update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The Company is required to adopt this guidance on January 1, 2014 and does not expect the adoption to have a material effect on its consolidated financial statements.

4. INVESTMENTS

Investments consist of commercial paper, corporate bonds and government sponsored enterprise obligations.  The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities.  Investments in debt securities are accounted for as ‘held-to-maturity’ and are recorded at amortized cost, which approximates fair value, generally based upon observable market values of similar securities.  The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so.  All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term.  Upon maturity, the Company uses a specific identification method.

A summary of short-term investments as of March 31, 2013 and December 31, 2012 is as follows:

(in $000’s)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2013
Commercial paper	$49,937	$19	$--	$49,956
Government sponsored enterprise obligations	9,996	4	--	10,000
Corporate bonds	91,503	12	(19)	91,496
Total short-term investments	$151,436	$35	$(19)	$151,452

(in $000’s)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2012
Commercial paper	$70,140	$28	$--	$70,168
Government sponsored enterprise obligations	9,994	4	--	9,998
Corporate bonds	76,622	23	(12)	76,633
Total short-term investments	$156,756	$55	$(12)	$156,799

5. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

The composition of accounts receivable, net is as follows:

(in $000’s)	March 31, 2013	December 31, 2012
Gross accounts receivable	$190,816	$167,696
Less: Rebate reserve	(48,267)	(46,011)
Less: Chargeback reserve	(17,001)	(18,410)
Less: Other deductions	(11,942)	(11,026)
Accounts receivable, net	$113,606	$92,249

A roll forward of the rebate and chargeback reserves activity for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

(in $000’s)	March 31, 2013	December 31, 2012
Rebate reserve
Beginning balance	$46,011	$29,164
Provision recorded during the period	36,808	111,099
Credits issued during the period	(34,552)	(94,252)
Ending balance	$48,267	$46,011

(in $000’s)	March 31, 2013	December 31, 2012
Chargeback reserve
Beginning balance	$18,410	$22,161
Provision recorded during the period	72,135	209,452
Credits issued during the period	(73,544)	(213,203)
Ending balance	$17,001	$18,410

Other deductions include allowance for uncollectible amounts and cash discounts.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts.  The Company had an allowance for uncollectible amounts of $575,000 and $553,000 at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the Company had a $102,049,000 receivable in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo Pharmaceuticals, Inc. during the three months ended March 31, 2013. The receivable was collected in April 2013. For more information, see “Note 12 – Alliance and Collaboration Agreements.”

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

Inventory, net of carrying value reserves at March 31, 2013 and December 31, 2012 consisted of the following:

(in $000’s)	March 31, 2013	December 31, 2012
Raw materials	$31,242	$31,884
Work in process	2,367	4,005
Finished goods	56,251	60,956
Total inventory	89,860	96,845
Less: Non-current inventory	7,770	7,081
Total inventory-current	$82,090	$89,764

Inventory carrying value reserves were $28,035,000 and $5,231,000 at March 31, 2013 and December 31, 2012, respectively.  During the three month period ended March 31, 2013, the Company decided to discontinue the manufacture and distribution of certain unprofitable products after the Company conducted a strategic review of its currently manufactured generic product portfolio. As a result of this decision, the Company recorded an inventory reserve of $6.7 million related to the discontinued products. In addition, upon receipt of the Complete Response Letter for RYTARY™, the Company evaluated the impact of the expected delay of FDA approval on its ability to sell the associated inventory. The Company determined that a reserve of $5.0 million was appropriate and recorded this amount in the three month period ended March 31, 2013. The Company also recorded a $6.4 million reserve for pre-launch inventory of a product manufactured for another third-party pharmaceutical company, due to the anticipated delayed launch of such product as a result of the warning letter related to our Hayward, California manufacturing facility. The carrying value of unapproved inventory less reserves, was $6,212,000 and $12,106,000 at March 31, 2013 and December 31, 2012, respectively.

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead.  When the Company concludes that FDA approval is expected within approximately six months for a drug product candidate, the Company may begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of unapproved product inventory pending final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase its commercial product opportunity, and FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor.  The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory, and in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in the Company’s favor.  If any of these risks materialize and the launch of the unapproved product inventory is delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices.

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	March 31, 2013	December 31, 2012
Land	$5,773	$5,773
Buildings and improvements	130,450	130,995
Equipment	110,355	110,353
Office furniture and equipment	11,492	10,558
Construction-in-progress	9,921	9,843
Property, plant and equipment, gross	$267,991	$267,522

Less: Accumulated depreciation	(91,028)	(86,764)
Property, plant and equipment, net	$176,963	$180,758

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at March 31, 2013 and December 31, 2012, and the Company attributes the entire carrying amount of goodwill to the Global Division.  Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value.  The Company concluded the carrying value of goodwill was not impaired as of December 31, 2012.

Intangible assets consisted of the following:

(in $000’s)	Initial Cost	Accumulated Amortization	Carrying Value
March 31, 2013
Amortized intangible assets:
Zomig® product rights	$45,096	$(24,698)	$20,398
Tolmar product rights	19,450	(1,289)	18,161
Other product rights	2,250	---	2,250
Total intangible assets	$66,796	$(25,987)	$40,809

(in $000’s)	Initial Cost	Accumulated Amortization	Carrying Value
December 31, 2012
Amortized intangible assets:
Zomig® product rights	$45,096	$(17,987)	$27,109
Tolmar product rights	19,450	(859)	18,591
Other product rights	2,250	---	2,250
Total intangible assets	$66,796	$(18,846)	$47,950

The Zomig® product rights under the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) are being amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet, over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet, and over a period of 72 months starting in July 2012 for the nasal spray.  In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”).  Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending approval at the FDA, in the United States and its territories.  Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products.  The Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012.  Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 12 - Alliance and Collaboration Agreements.”  Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA.  The Company will either commence amortization of the cost of these product rights over their estimated useful life upon FDA approval and commercialization, or will expense the related costs immediately upon failure to obtain FDA approval.  Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $7,142,000 for the three month period ended March 31, 2013.

The following schedule shows the expected amortization of the Zomig® and Tolmar product rights for the next five years and thereafter:

(in $000s)	Amortization Expense
2013	$14,732
2014	4,851
2015	4,851
2016	4,851
2017	4,776
Thereafter	11,639
Totals	$45,700

9. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	March 31, 2013	December 31, 2012
Payroll-related expenses	$14,708	$22,553
Product returns	23,951	23,440
Government rebates	25,097	33,794
Legal and professional fees	8,016	3,993
Clinical trial costs	400	1,610
Income taxes payable	39,346	1,541
Physician detailing sales force fees	2,888	1,471
Other	6,206	4,340
Total accrued expenses	$120,612	$92,742

Product Returns
The Company maintains a return policy to allow customers to return product within specified guidelines.  At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products and Impax Products sales channels.  Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are generally not subject to returns.  A roll forward of the product return reserve for the three month period ended March 31, 2013 and the year ended December 31, 2012 is as follows:

(in $000’s) Returns Reserve	March 31, 2013	December 31, 2012
Beginning balance	$23,440	$24,101
Provision related to sales recorded in the period	1,584	3,003
Credits issued during the period	(1,073)	(3,664)
Ending balance	$23,951	$23,440

Taiwan Facility Construction
The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of March 31, 2013, the Company had remaining obligations under these contracts of approximately $7,758,000.

Purchase Order Commitments
As of March 31, 2013, the Company had $40,807,000 of open purchase order commitments, primarily for raw materials.  The terms of these purchase order commitments are less than one year in duration.

10. INCOME TAXES

The Company calculates its interim income tax provision in accordance with FASB ASC Topics 270 and 740.   At the end of each interim period, the Company makes an estimate of the annual United States domestic and foreign jurisdictions’ expected effective tax rates and applies these rates to its respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in the United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share-based compensation and federal and state research and development credits, among others.  In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the respective change occurs.

During the three month period ended March 31, 2013, the Company recognized an aggregate consolidated tax provision of $48,278,000 for United States domestic and foreign income taxes.  In the three month period ended March 31, 2012, the Company recognized an aggregate consolidated tax provision of $6,269,000 for United States domestic and foreign income taxes.  The increase in the tax provision resulted from higher consolidated income before taxes in the three month period ended March 31, 2013, as compared to the same period in the prior year. The effective tax rate of 31% for the three month period ended March 31, 2013 was lower than the effective tax rate of 34% for the prior year period primarily as a result of recording the estimated 2012 federal research and development credit, which was enacted retroactively in January 2013, in the three month period ended March 31, 2013, as well as the partial year 2013 estimated federal research and development credit recorded in the three month period ended March 31, 2013, which was not available for the same period last year due to the expiration of the credit.

11. REVOLVING LINE OF CREDIT

The Company has a Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Administrative Agent”).  The Credit Agreement provides the Company with a revolving line of credit in the aggregate principal amount of up to $50,000,000 (the “Revolving Credit Facility”).  Under the Revolving Credit Facility, up to $10,000,000 is available for letters of credit, the outstanding face amounts of which reduce availability under the Revolving Credit Facility on a dollar for dollar basis.  Proceeds under the Credit Agreement may be used for working capital, general corporate and other lawful purposes.  The Company has not yet borrowed any amounts under the Revolving Credit Facility.

The Company’s borrowings under the Credit Agreement are secured by substantially all of the personal property assets of the Company pursuant to a Security Agreement (the “Security Agreement”) entered into by the Company and the Administrative Agent.  As further security, the Company also pledged to the Administrative Agent, 65% of the Company’s equity interest in its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc., all of the Company’s equity interests in its wholly owned domestic subsidiaries and must similarly pledge all or a portion of its equity interest in future subsidiaries. Under the Credit Agreement, among other things:

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

•
The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement).  As of March 31, 2013, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

11. REVOLVING LINE OF CREDIT (continued)

•
Following an event of default under the Credit Agreement, the Administrative Agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and seek other remedies that may be taken by secured creditors.

During the three month periods ended March 31, 2013 and 2012, unused line fees incurred under the Credit Agreement were $30,000 and $32,000, respectively.

12. ALLIANCE AND COLLABORATION AGREEMENTS

The Company has entered into several alliance, collaboration, license and distribution agreements, and similar agreements with respect to certain of its products and services, with unrelated third-party pharmaceutical companies.  The  consolidated statement of operations includes revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform, revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods, and revenue recognized under a promotional services agreement which obligates the Company to provide physician detailing sales calls services to promote its promotional partner’s branded drug products over multiple periods.

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010.  The Company commenced sales of the AG Product in October 2009.  On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement.  The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During the three month period ended March 31, 2013, the Company received a payment in the amount of $48,000,000 from Shire in connection with such litigation settlement, which was recorded as other income on the consolidated statement of operations.  For more information about the litigation with Shire, see “Note 17 - Legal and Regulatory Matters.”  The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for the Company to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term.  The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $5,640,000 and $25,348,000 on sales of the AG Product during the three month periods ended March 31, 2013 and 2012, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar.  Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending approval at the FDA, in the United States and its territories.  Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products.  The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.  The Company paid Tolmar a $21,000,000 up-front payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012.  The Company has the potential to pay up to $24,000,000 in additional contingent milestone payments if certain commercialization and regulatory events occur.  The up-front payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and is being amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012.  The amortization of the Tolmar product rights is included as a component of cost of revenues on the consolidated statement of operations.  The Company initially allocated $1,550,000 of the up-front payment to two products which are still in development and recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. Contingent milestone payments will be initially recognized in the period the triggering event occurs.  Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights.  Milestone payments that are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period.  The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products.  In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole (generic to Prilosec®) 10mg, 20mg and 40mg products.  Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/pseudoephedrine (generic to Allegra-D®) product, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000. The Company recognized previously deferred revenue related to the Teva Agreement of $327,000 in the three month periods ended March 31, 2013 and 2012. No additional amounts were deferred during the three month periods ended March 31, 2013 and 2012.

OTC Partners Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer Inc. (formerly Wyeth) (the “Pfizer Agreement”), for a term of approximately 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale.  The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product.  Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume.  The Pfizer Agreement is no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer under the Pfizer Agreement are older products which are only sold to Pfizer, and which are sold at a loss.  In order to avoid deferring the losses incurred upon shipment of these products to Pfizer, the Company recognizes revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer which is generally when the product is shipped.  The Company recognizes profit share revenue in the period earned. The Company recognized revenue of $271,000 and product manufacturing costs of $459,000 under the Pfizer Agreement in the three month period ended March 31, 2013. The Company deferred revenue of $315,000 and recognized previously deferred revenue of $581,000 in the three month period ended March 31, 2012, related to the Pfizer Agreement. The Company deferred product manufacturing costs of $495,000 and recognized previously deferred product manufacturing costs of $661,000 in the three month period ended March 31, 2012, related to the Pfizer Agreement.

Joint Development Agreement with Valeant Pharmaceuticals International, Inc.

In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement and a License and Settlement Agreement (“Joint Development Agreement”). The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product.  Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Valeant in December 2008.  The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Valeant in March 2009 and September 2009, a $2,000,000 milestone payment paid by Valeant in December 2009, and a $3,000,000 milestone payment paid by Valeant in March 2011.  The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product.  Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products.  The Company began selling one of the four dermatology products during the year ended December 31, 2011. During the three month period ended March 31, 2013, the Company extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced amount of revenue recognized in the three month period ended March 31, 2013, as compared to preceding quarters, and a reduced periodic amount of revenue to be recognized in future periods.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License, Development and Commercialization Agreement & Supply Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”).  Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 (brand name RYTARY™ in the United States) throughout the world, except in the U.S. and Taiwan, and certain follow-on products at the option of GSK.  Under the terms of the agreement, GSK paid an $11,500,000 upfront payment in December 2010, and the Company had the potential to receive up to $169,000,000 of contingent milestone payments.  The upfront payment was recognized as revenue on a straight-line basis over the Company’s expected period of performance to provide research and development services which ended on December 31, 2012. In April 2013, the Company and GSK announced that they were terminating their collaboration for the development and commercialization of IPX066 outside the United States and Taiwan as a result of delays in the anticipated regulatory approval and launch dates in countries in which GSK has rights to commercialize the product and terminated the License, Development and Commercialization Agreement.  At the end of July 2013, GSK’s right to develop and commercialize IPX066 outside the United States and Taiwan will transfer back to the Company. For more information, refer to “Note 19 – Subsequent Events.”

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period.  The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012, and accounted for these payments as a reduction of the aggregate $130,000,000 in quarterly payments made to AstraZeneca during 2012.  The Company allocated $45,096,000 of the $86,436,000 net payments made to AstraZeneca to an intangible asset, and the remaining $41,340,000 to prepaid royalty expense related to sales of Impax-labeled Zomig® products during 2012, with such royalty expense included in cost of revenues on the consolidated statement of operations.  Beginning in January 2013, the Company is obligated to pay AstraZeneca tiered royalties on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement.  The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig products subject to certain terms and conditions set forth in the AZ Agreement.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc.

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 91 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company's NDA.  The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $6,264,000 as of March 31, 2013.  Revenue recognized under the Endo Agreement is reported in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance.  Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

The Company and Endo also entered into a Settlement and License Agreement in June 2010 (the “Endo Settlement Agreement”) pursuant to which Endo agreed to make a payment to the Company should Prescription Sales of Opana® ER (as defined in the Endo Settlement Agreement) fall below a predetermined contractual threshold in the quarter immediately prior to the Company launching a generic version of Opana® ER. As a result of the Company’s launch of its generic version of Opana ER in January 2013 and Endo’s Prescription Sales of Opana ER during the fourth quarter of 2012, the Company recorded a $102,049,000 settlement gain during the three month period ended March 31, 2013 which is included in “Other Income” in the consolidated statement of operations.   Payment of the $102,049,000 settlement was received from Endo in April 2013.

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) ("Pfizer Co-Promotion Agreement").  The Company’s obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012.  Prior to such time, the Company had received a fixed fee, effective January 1, 2010, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis.  The Company recognized the physician detailing sales force fee revenue as the related services were performed and the performance obligations were met.  The Company recognized $3,535,000 in the three month period ended March 31, 2012 under the Pfizer Co-Promotion Agreement, which is included in the line item “Other Revenues” in “Note 18 - Supplementary Financial Information.”  As the Company’s obligation under the Pfizer Co-Promotion Agreement ended on June 30, 2012, no amounts were recognized under this agreement during the three month period ended March 31, 2013.

13. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period.  Stock options and restricted stock awards are granted under the Company’s Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years.  Total share-based compensation expense recognized in the consolidated statement of operations during the three month periods ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
(in $000’s)	2013	2012
Manufacturing expenses	$673	$637
Research and development	1,376	1,213
Selling, general and administrative	2,310	1,959
Total	$4,359	$3,809

The following table summarizes stock option activity during the three month period ended March 31, 2013:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2012	4,177,221	$12.72
Options granted	--	$--
Options exercised	(212,115)	$6.37
Options forfeited	(7,880)	$14.40
Outstanding at March 31, 2013	3,957,226	$13.06
Options exercisable at March 31, 2013	3,028,925	$11.43

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

A summary of the Company’s non-vested restricted stock awards activity during the three month period ended March 31, 2013 is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2012	1,954,570	$20.97
Granted	41,675	$21.23
Vested	(58,429)	$10.49
Forfeited	(22,201)	$20.56
Non-vested at March 31, 2013	1,915,615	$21.31

The Company grants restricted stock awards to certain eligible employees and directors as a component of its long-term incentive compensation program.  The restricted stock award grants are made in accordance with the Company’s 2002 Plan, and typically specify that the shares of common stock underlying the restricted stock awards are not issued until they vest.  The restricted stock awards generally vest ratably over a three or four year period from the date of grant.

13. SHARE-BASED COMPENSATION (continued)

As of March 31, 2013, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $38,799,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.17 years.  As of March 31, 2013, the Company estimated 3,503,300 stock options and 1,695,900 shares of restricted stock awards granted to employees which were vested or expected to vest.  The intrinsic value of stock options exercised during the three month periods ended March 31, 2013 and 2012 was $2,933,000 and $6,266,000, respectively.  The total fair value of restricted stock awards which vested during the three month periods ended March 31, 2013 and 2012 was $613,000 and $435,000, respectively.  As of March 31, 2013, the Company had 1,164,834 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

14. STOCKHOLDERS’ EQUITY

Preferred Stock
Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock.  Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors.  The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the three month periods ended March 31, 2013 and 2012, the Company did not issue any preferred stock.

Common Stock
The Company’s certificate of incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

15. EARNINGS PER SHARE

The Company's earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of shares of common stock outstanding for the period, along with diluted net income per share, computed by dividing net income by the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period.  A reconciliation of basic and diluted net income per share of common stock for the three month periods ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
(in $000’s except per share amounts)	2013	2012

Numerator:
Net income	$105,442	$12,365

Denominator:
Weighted average common shares outstanding	66,487,470	65,122,240

Effect of dilutive stock options and restricted stock awards	1,690,885	2,785,023

Diluted weighted average common shares outstanding	68,178,355	67,907,263

Basic net income per share	$1.59	$0.19
Diluted net income per share	$1.55	$0.18

For the three month periods ended March 31, 2013 and 2012, the Company excluded 1,276,394 and 698,955, respectively, of shares issuable upon the exercise of stock options and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive.  Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

16. SEGMENT INFORMATION

The Company has two reportable segments, the Global Division and the Impax Division.   The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in-turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through an unrelated third-party pharmaceutical entity under its own label pursuant to an alliance agreement.  Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 18 – Supplementary Financial Information.” The Company also generates revenue in its Global Division from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 18 – Supplementary Financial Information.”  Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.”

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™, an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and which the Company received a Complete Response Letter from the FDA in January 2013. The Company is currently working with the FDA on the appropriate next steps for the RYTARY™ NDA. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories. Revenues from Impax-labeled Zomig® products are reported under the caption “Impax Product sales, net” in “Note 18 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 18 – Supplementary Financial Information.”

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes.  Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker.  Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.”  The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of "Revenue Recognition" and in the “Summary of Significant Accounting Policies” in the Company's Form 10-K for the year ended December 31, 2012.  The Company has no inter-segment revenue.

16. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global Division	Impax Division	Corporate and Other		Total Company
Three Months Ended March 31, 2013
Revenues, net	$101,636	$46,853	$	---	$148,489
Cost of revenues	61,444	29,174		---	90,618
Research and development	11,711	7,894		---	19,605
Patent litigation expense	4,278	---		---	4,278
Income (loss) before provision for income taxes	$19,160	$(2,979)		$137,539	$153,720

(in $000’s)	Global Division	Impax Division	Corporate and Other		Total Company
Three Months Ended March 31, 2012
Revenues, net	$123,265	$5,303	$	---	$128,568
Cost of revenues	63,106	2,909		---	66,015
Research and development	10,673	8,143		---	18,816
Patent litigation	4,038	---		---	4,038
Income (loss) before provision for income taxes	$41,131	$(8,810)		$(13,687)	$18,634

Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $134,095,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at March 31, 2013.

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

On November 8, 2011, the District Court expressly named the Company in an order enjoining it from engaging in the commercial use, offer for sale, or sale within the United States of any generic Amrix®. On November 22, 2011, the Company filed a motion to reargue and modify the injunction. Plaintiffs responded on December 9, 2011, with a motion for declaratory judgment, seeking a declaration that the Company does not have the right to sell generic Amrix®. The Company responded on December 20, 2011, and moved to enforce the terms of a settlement agreement entered into with plaintiffs that it claims grants the Company the right to sell generic Amrix®. On March 15, 2012, the District Court denied the Company’s motion and refused to modify the injunction. The Company appealed the order. The United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision to enjoin the Company on February 1, 2013.  On April 4, 2013, the District Court granted a stipulated injunction against the Company prohibiting it from making, using, offering to sell, or selling the cyclobenzaprine ANDA products in the United States or importing such products into the United States except as permitted under the terms of the parties’ settlement agreement.

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

Schering Corporation, et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)

In August 2010, Schering Corporation and MSP Singapore Company LLC (together, “Schering”) filed suit against the Company in the U.S. District Court for the District of New Jersey (“District Court”) alleging patent infringement for the filing of the Company’s ANDA relating to Ezetimibe/Simvastatin Tablets, 10/80 mg, generic to Vytorin®. The Company filed an answer and counterclaim. In December 2010, the parties agreed to be bound by the final judgment concerning validity and enforceability of the patents at issue in cases brought by Schering against other generic drug manufacturers that have filed ANDAs relating to this product, and proceedings in the Company’s case were stayed. In April 2012, the District Court issued a decision, finding the latest-expiring patent (U.S. Patent No. RE 42,461) to be valid and enforceable. The District Court's decision was subsequently affirmed by the Federal Circuit on appeal on February 7, 2013, and the mandate issued on April 18, 2013. The parties thereafter entered into a stipulated judgment, and the case was dismissed.

17. LEGAL AND REGULATORY MATTERS (continued)

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

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc. (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company filed an answer and counterclaims. The trial court issued a claim construction ruling on April 11, 2012. In November 2012, the Company and Takeda filed cross motions for summary judgment regarding infringement and validity of the patents at issue. On April 8, 2013, the District Court ruled on the summary judgment motions as follows: (a) granted the Company’s motion for non-infringement of U.S. Patent No. 7,790,755, (b) granted Takeda’s motion of infringement of U.S. Patent Nos. 6,664,276 and 6,462,058, and (c) denied the Company’s motion of invalidity for U.S. Patent No. 6,939,971. Trial is scheduled for June 3, 2013.

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)

In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH (collectively “Purdue”) filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to Oxycodone Hydrochloride, Controlled Release tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin® (related to NDA 022272). The Company filed an answer and counterclaims. Discovery is proceeding.  No trial date has been scheduled.  In February 2013, Purdue Pharma L.P. and Grunenthal GmbH filed a separate lawsuit against the Company involving the same product and ANDA, asserting infringement of two recently issued patents.  The Company filed an answer and counterclaims in February 2013.  No trial date has been scheduled.

Avanir Pharmaceuticals, Inc. et al. v. Impax Laboratories, Inc. (Dextromethorphan/Quinidine)

In August 2011, Avanir Pharmaceuticals, Inc., Avanir Holding Co., and Center for Neurological Study filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta®. The Company filed an answer and counterclaims. On October 8, 2012, Avanir Pharmaceuticals, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement of a new patent, US Patent 8,227,484, issued July 24, 2012, also based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta. The Company filed an answer and counterclaims on October 10, 2012. A claim construction hearing was conducted on October 5, 2012. Discovery is proceeding, and trial is scheduled for September 9, 2013.

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

17. LEGAL AND REGULATORY MATTERS (continued)

Cephalon, Inc. et al. v. Impax Laboratories, Inc. (Fentanyl Citrate)

In November 2011, Cephalon, Inc. and CIMA Labs, Inc. (together “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 6,200,604, 6,974,590, 7,862,832, and 7,862,833, based on the filing of the Company’s ANDA relating to Fentanyl Citrate Buccal Tablets, 100, 200, 400, 600, and 800 mcg, generic to Fentora®. The Company filed an answer and counterclaims, as well as declaratory judgment counterclaims to include three other patents (U.S. Patent Nos. 6,264,981; 8,092,832; and 8,119,158). In response, Cephalon alleged infringement of those three patents against the Company. The Company also filed a supplemental counterclaim seeking declaratory judgment regarding U.S. Patent No. 8,119,158. The claims for infringement of U.S. Patent Nos. 6,200,604 and 6,974,590 were subsequently dismissed based on a judgment of invalidity in another case.  That decision of invalidity was reversed on appeal.  Discovery is ongoing, and trial is scheduled for June 24, 2013.

Acura Pharmaceuticals, Inc. v. Impax Laboratories, Inc. (Oxycodone HCl)

In October 2012, Acura Pharmaceuticals, Inc., filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Oxycodone Hydrochloride Tablets, 5 mg and 7.5 mg, generic to Oxecta®.  In November 2012, the Company filed its answer and counterclaims.   Trial is scheduled for October 27, 2014.

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

17. LEGAL AND REGULATORY MATTERS (continued)

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

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively, (“Securities Class Actions”) alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARY™ and generic product Concerta. These two Securities Class Actions have subsequently been assigned to the same judge. On March 19, 2013, Virender Singh, derivatively on behalf of the Company, filed a state court action against certain current and former officers and board of directors for breach of fiduciary duty and unjust enrichment in the Superior Court of the State of California County of Santa Clara, asserting similar allegations as those in the Securities Class Actions. That action has been stayed pending resolution of the class action suit.  In addition, the Company is aware of a letter from a stockholder demanding action by the Company’s board of directors to: (i) undertake an independent internal investigation into management’s alleged violations of Delaware and/or federal law; and (ii) commence a civil action against members of management to recover damages sustained as a result of alleged breaches of fiduciary duties.   The letter further states that if such action is not commenced within a reasonable period of time, the stockholder will commence a shareholder’s derivative action on behalf of the Company.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

(in $000’s except shares and per share amounts)	Quarter Ended: March 31, 2013
Revenue:
Global Product sales, gross	$197,956
Less:
Chargebacks	64,345
Rebates	30,572
Product Returns	94
Other credits	5,160
Global Product sales, net	97,785

Rx Partner	3,114
Other Revenues	737
Global Division revenues, net	101,636

Impax Product sales, gross	69,292
Less:
Chargebacks	7,790
Rebates	6,236
Product Returns	1,490
Other credits	7,255
Impax Product sales, net	46,521

Other Revenues	332
Impax Division revenues, net	46,853

Total revenues	148,489

Gross profit	57,871

Net income	$105,442

Net income per share (basic)	$1.59
Net income per share (diluted)	$1.55

Weighted Average:
common shares outstanding:
Basic	66,487,470
Diluted	68,178,355

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

(in $000’s except shares and per share amounts)	Quarter Ended: March 31, 2012
Revenue:
Global Product sales, gross	$185,671
Less:
Chargebacks	39,155
Rebates	20,589
Product Returns	(329)
Other credits	10,045
Global Product sales, net	116,211

Rx Partner	2,978
Other Revenues	4,076
Global Division revenues, net	123,265

Impax Product sales, gross	--
Less:
Chargebacks	--
Rebates	--
Product Returns	--
Other credits	--
Impax Product sales, net	--

Other Revenues	5,303
Impax Division revenues, net	5,303

Total revenues	128,568

Gross profit	62,553

Net income	$12,365

Net income per share (basic)	$0.19
Net income per share (diluted)	$0.18

Weighted Average:
common shares outstanding:
Basic	65,122,240
Diluted	67,907,263

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

19. SUBSEQUENT EVENTS

In April 2013, the Company and GlaxoSmithKline plc (“GSK”) announced that they were terminating their collaboration for the development and commercialization of IPX066 outside the United States and Taiwan and terminated the License, Development and Commercialization Agreement.  Under the terms of the agreement entered into in December 2010, GSK’s right to develop and commercialize IPX066 outside the United States and Taiwan will transfer back to Impax, effective at the end of July 2013.  The decision was reached due to delays in the anticipated regulatory approval and launch dates in countries in which GSK has rights to commercialize the product.

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

Statements included in this Quarterly Report on Form 10-Q not related to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties which could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “plans,” ”will,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include the effect of current economic conditions on our industry, business, financial position and results of operations, fluctuations in our revenues and operating income, our ability to promptly correct the issues raised in the warning letter and Form 483 observations received from the FDA, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our Taiwan facility, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation, the increased government scrutiny on our agreements with brand pharmaceutical companies, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of the Company and the safety and quality of our products, the difficulty of predicting FDA filings and approvals, our ability to achieve returns on our investments in research and development activities, our inexperience in conducting clinical trials and submitting new drug applications, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, the impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, the use of controlled substances in our products, disruptions or failures in our information technology systems and network infrastructure, our reliance on alliance and collaboration agreements, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, our ability to manage our growth, including through potential acquisitions, the restrictions imposed by our credit facility, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, any manufacturing difficulties or delays, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2012.  You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information, except to the extent required by applicable law.

RYTARY™ is a trademark of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Overview

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. We operate in two segments, referred to as the “Global Pharmaceuticals Division” or “Global Division” and the “Impax Pharmaceuticals Division” or “Impax Division.” The Global Division concentrates its efforts on the development, manufacture, sale and distribution of our generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name.  The Impax Division is currently focused on the development of proprietary brand pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories. Each of the Global Division and the Impax Division also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities.

We plan to continue to expand our Global Division through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships.  We focus our efforts on developing, manufacturing, selling and distributing controlled-release generic versions of selected brand-name pharmaceuticals covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or unique product formulations.  We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products.  Generic products contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name products already approved for use in the United States by the FDA.  We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies.  We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements.  Our Global Division also generates revenues from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical entity.  In addition to our focus on solid oral dosage products,  we have  expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties, such as our development, supply and distribution agreement with TOLMAR, Inc. (“Tolmar”)  pursuant to which we received an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending at the FDA, in the United States and its territories.

We sell and distribute generic pharmaceutical products primarily through four sales channels:

•	the “Global Product” sales channel: generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others;

•	the “Private Label” sales channel: generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in-turn sell the product under their own label;

•	the “Rx Partner” sales channel: generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements; and

•	the “OTC Partner” sales channel: sales of generic pharmaceutical OTC products sold through an unrelated third-party pharmaceutical entity pursuant to an alliance and collaboration agreement.

As of April 26, 2013, we marketed 127 generic pharmaceutical products representing dosage variations of 37 different pharmaceutical compounds through our Global Division, and 14 other generic pharmaceutical products, representing dosage variations of four different pharmaceutical compounds, through our alliance and collaboration agreement partners.  As of April 26, 2013, our marketed generic products included, but are not limited to, authorized generic Adderall XR®, Fenofibrate (generic to Lofibra®) and Oxymorphone HCl ER (generic to Opana® ER).

The Impax Division is focused on developing proprietary branded pharmaceuticals products for the treatment of CNS disorders, which include epilepsy, migraine, multiple sclerosis and Parkinson’s disease, and the promotion and sale of branded pharmaceutical products through our specialty sales force.  We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies.

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects.  In February 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations pursuant to the terms of the AZ Agreement, and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. As part of the AZ Agreement, we also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the United States in connection with the Zomig® brand.  With the addition of Zomig® to the promotional product portfolio, we increased our specialty sales team during 2012.

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the U.S. or outside the U.S.  We currently have one late-stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ (IPX066) for the treatment of symptomatic Parkinson’s disease, for which an NDA was accepted for filing by the FDA in February 2012.  In January 2013, the FDA issued a Complete Response Letter regarding the NDA for RYTARY™.  A Complete Response Letter is issued by the FDA’s Center for Drug Evaluation and Research when the review cycle for a pharmaceutical product candidate is complete and the application is not yet ready for approval. In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities. During the assessment of the NDA, we withdrew our Hayward site as an alternative site of commercial production at launch for RYTARY™.  We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and on resolving the warning letter.

Our branded product pharmaceutical programs in our Impax Division previously included a program for IPX159, an oral controlled-release formulation for the potential treatment of moderate to severe Restless Legs Syndrome (“RLS”).  After a review of the results from the Phase IIb clinical study of IPX159 in patients, we determined that although the results showed a modest improvement in addressing RLS symptoms, such results from the study did not achieve the statistical criteria for its primary efficacy endpoints compared to placebo.  Give these results, in mid-February 2013, we discontinued our development program for IPX159 and redirected our resources to our other programs.  We also have a number of other product candidates that are in varying stages of development. We intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.

We have entered into several alliance and collaboration agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements typically obligate us to deliver multiple goods and/or services over extended periods.  Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services.  Our alliance and collaboration agreements often include milestones and provide for milestone payments upon achievement of these milestones.  For more information about the types of milestone events in our agreements and how we categorize them, see “Item 1. Financial Statements — Note 12 to Interim Consolidated Financial Statements.”

Pursuant to a license and distribution agreement, we are dependent on a third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell.  We experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company.  In November 2010, we filed suit against the third-party supplier of our authorized generic of Adderall XR® for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement.  We entered into a settlement agreement and an amended and restated license and distribution agreement with the third party supplier in February 2013. If we suffer supply disruptions related to our authorized generic Adderall XR® product in the future, our revenues and relationships with our customers may be materially adversely affected.  Further, we may enter into similar license and distribution agreements in the future.

Quality Control

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility conducted between December 13, 2010 and January 21, 2011. In the warning letter, the FDA cited deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls.  In summary, the FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications.

During the quarter ended March 31, 2012 and the quarter ended March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483.  The Form 483 issued in 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter.  After the issuance of the Form 483 in 2012, we were notified by the FDA that a satisfactory re-inspection of our Hayward manufacturing facility would be required to close out the warning letter.  Since our receipt of the warning letter in late May 2011 to date, we have provided the FDA with written responses and subsequent updates in connection with the warning letter and the Form 483 observations and have continued to cooperate with the FDA to resolve the warning letter and the Form 483 observations. The FDA observations do not currently place restrictions on our ability to manufacture and ship our products.

We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review and assist in enhancing such systems and standards.  This work is ongoing and we are committed to improving our quality control and manufacturing practices.  We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out.  Unless and until the warning letter is closed out, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals.  Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until these FDA observations are resolved.  Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we are unable to promptly correct the issues raised in the warning letter, our business, consolidated results of operations and consolidated financial condition could be materially adversely affected.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized manufacturing costs under the Company's several alliance and collaboration agreements.  Actual results may differ from estimated results.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Chargebacks.  We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers.  The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer.  We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers.  The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business.  We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.  The following table is a roll-forward of the activity in the chargeback reserve for the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013	December 31, 2012
	($ in 000’s)
Chargeback reserve
Beginning balance	$18,410	$22,161
Provision recorded during the period	72,135	209,452
Credits issued during the period	(73,544)	(213,203)
Ending balance	$17,001	$18,410

Provision as a percent of gross product sales	27%	22%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, increased 5% during the three month period ended March 31, 2013 as a result of changes in the estimated provision for chargebacks related to our Impax-labeled Zomig® products which we commenced selling during 2012, based on the availability of actual historical data.

Rebates.  In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel.  The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment.  The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business.  We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date.  The following table is a roll-forward of the activity in the rebate reserve for the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013	December 31, 2012
	($ in 000’s)
Rebate reserve
Beginning balance	$46,011	$29,164
Provision recorded during the period	36,808	111,099
Credits issued during the period	(34,552)	(94,252)
Ending balance	$48,267	$46,011

Provision as a percent of gross product sales	14%	12%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased during the three month period ended March 31, 2013 as a result of product sales mix, as well as higher levels of rebates offered on our authorized generic Adderall XR® products.

Returns.  We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date.  We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of product sales.  We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information.  We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns.  We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages.  The following table is a roll-forward of the activity in the product returns reserve for the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013	December 31, 2012
	($ in 000’s)
Returns reserve
Beginning balance	$23,440	$24,101
Provision related to sales recorded in the period	1,584	3,003
Credits issued during the period	(1,073)	(3,664)
Ending balance	$23,951	$23,440

Provision as a percent of gross product sales	0.6%	0.3%

As noted in the table above, the provision for returns as a percent of gross product sales remained relatively consistent during the three month period ended March 31, 2013, as compared to the prior year period. Our historical experience for returns has continued to remain low in recent years due to low levels of returns for certain of our high volume products such as our fenofibrate products.

Medicaid and Other Government Pricing Programs.  As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the pricing programs which may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments.  We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $25,097,000 and $33,794,000 as of March 31, 2013 and December 31, 2012, respectively. The decrease from the prior year period is primarily the result of a lower portion of our sales coming from Medicaid patients.

Shelf-Stock Adjustments.  Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments.  We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us.  This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price.  The accrued reserve for shelf-stock adjustments totaled $413,000 and $390,000 as of March 31, 2013 and December 31, 2012, respectively.

Rx Partner and OTC Partner.  Each of our Rx Partner and OTC Partner agreements involves multiple deliverables in the form of products, services and/or licenses over extended periods. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) Topic 605-25 supplemented SAB 104 providing guidance for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue and related direct manufacturing costs over the estimated life of the agreement or our estimated expected period of performance using either the straight-line method or a modified proportional performance method.

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

Estimated Lives of Alliance and Collaboration Agreements.  The revenue we receive under our alliance and collaboration agreements is not subject to adjustment for estimated chargebacks, rebates, product returns and other pricing adjustments as such adjustments are included in the amounts we receive from our alliance partners.  However, because we may defer revenue we receive under our alliance agreements, and recognize it over the estimated life of the related agreement, or our expected period of performance, we are required to estimate the recognition period under each such agreement in order to determine the amount of revenue to be recognized in each period.  Sometimes this estimate is based on the fixed term of the particular alliance agreement. In other cases the estimate may be based on more subjective factors as noted in the following paragraphs. While changes to the estimated recognition periods have been infrequent, such changes, should they occur, may have a significant impact on our consolidated financial statements.

As an illustration, the consideration received from the provision of research and development services under the Joint Development Agreement with Valeant Pharmaceuticals International, Inc. (“Valeant Agreement”), including the upfront fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Valeant Agreement. The completion of the final deliverable under the Valeant Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Valeant Agreement, and therefore the earnings process will be complete.  The expected period of performance was initially estimated to be a 48 month period, starting in December 2008, upon receipt of the $40.0 million upfront payment, and ending in November 2012.  During the year ended December 31, 2012, we extended the end of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 and during the three month period ended March 31, 2013, we further extended the end of the revenue recognition period for the agreement from November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities under the agreement. This change in estimate was made on a prospective basis and resulted in a reduced amount of revenue recognized in the three month period ended March 31, 2013, as compared to preceding quarters, and a reduced periodic amount of revenue to be recognized in future periods. If there are additional changes in the estimated timing of the completion of the final deliverable under the Valeant Agreement, the revenue recognition period will change on a prospective basis at such time the event occurs.  If we were to further extend the revenue recognition period, the amount of revenue recognized in future periods would further reduce.

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

We calculate our interim income tax provision in accordance with FASB ASC Topics 270 and 740.  At the end of each interim period, we make an estimate of the annual U.S. domestic and foreign jurisdictions’ expected effective tax rates and apply these rates to their respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in the United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share-based compensation charges and federal and state research and development credits, among others.  In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the respective change occurs.

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds.  Our entire portfolio matures in less than one year.  The carrying value of the portfolio approximated the market value at March 31, 2013.  We carry our deferred compensation liability at fair value, based upon observable market values.  We had no debt outstanding as of March 31, 2013.  Our only remaining debt instrument at March 31, 2013 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

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

Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles", rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test.  Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required.  We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available.  We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2012, as the fair value of the Global Division exceeded its carrying value. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. To date, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations
Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$148,489	$128,568	$19,921	15%

Gross profit	57,871	62,553	(4,682)	(7)%

Income from operations	4,271	18,466	(14,195)	(77)%

Income before income taxes	153,720	18,634	135,086	nm
Provision for income taxes	48,278	6,269	42,009	nm
Net income	$105,442	$12,365	$93,077	nm

*nm-not meaningful

Net income for the three month period ended March 31, 2013 was $105.4 million, an increase of $93.1 million as compared to $12.4 million for the three month period ended March 31, 2012. The increase was primarily attributable to a $102 million gain in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo which we recorded as other income in the three month period ended March 31, 2013, as well as the receipt of a $48 million payment from Shire in the three month period ended March 31, 2013, in connection with the settlement of litigation. In addition, total revenues increased as compared to the same period in 2012, primarily as a result of sales of Impax-labeled Zomig® tablets which we began selling in the three month period ended June 30, 2012, and sales of Impax-labeled Zomig® orally-disintegrating tablets and nasal spray which we began selling in the three month period ended September 30, 2012. These amounts were partially offset by decreased revenue from our Global Products and increased cost of revenues primarily as a result of inventory reserves recorded during the three month period ended March 31, 2013, both discussed below. In addition, selling, general and administrative expenses and income taxes increased in the three month period ended March 31, 2013, as compared to the prior year period. We continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products and fenofibrate products during the three months ended March 31, 2013, despite increased competition for such products, as discussed below. In addition, we generated significant revenues as a result of the launch of our oxymorphone hydrochloride extended-release tablets in January 2013. With respect to our authorized generic Adderall XR® products we have experienced significant declines in both market share and average net selling prices as a result of an unrelated pharmaceutical company receiving FDA approval in June 2012 for a competitor product and beginning to market their product. With respect to our fenofibrate products, in October 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA and began being marketed. Any further diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

 Global Division

The following table sets forth results of operations for the Global Division for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012	Increase/ (Decrease)
(in $000’s)	(unaudited)
Revenues:			$	%
Global Product sales, net	$97,785	$116,211	$(18,426)	(16)%
Rx Partner	3,114	2,978	136	5%
Other Revenues	737	4,076	(3,339)	(82)%
Total revenues	101,636	123,265	(21,629)	(18)%
Cost of revenues	61,444	63,106	(1,662)	(3)%
Gross profit	40,192	60,159	(19,967)	(33)%

Operating expenses:
Research and development	11,711	10,673	1,038	10%
Patent litigation expense	4,278	4,038	240	6%
Selling, general and administrative	5,043	4,317	726	17%
Total operating expenses	21,032	19,028	2,004	11%
Income from operations	$19,160	$41,131	$(21,971)	(53)%

Revenues
Total revenues for the Global Division for the three month period ended March 31, 2013, were $101.6 million, a decrease of 18% over the same period in 2012, principally resulting from the decrease in Global Product sales, net, as discussed below.

Global Product sales, net, were $97.8 million for the three month period ended March 31, 2013, a decrease of 16% over the same period in 2012, primarily as a result of lower sales of our authorized generic Adderall XR®.  With respect to such products we have experienced significant declines in both market share and average net selling prices as a result of the launch of a competitor product, as discussed above. Partially offsetting this decrease were sales of our oxymorphone hydrochloride extended-release tablets, which we launched in January 2013. Sales of our fenofibrate products remained relatively consistent period over period; however, a competitor product to our fenofibrate capsule product was approved for sale by the FDA in October 2012, and began being marketed.

Rx Partner revenues were $3.1 million for the three month period ended March 31, 2013, a slight increase of $0.1 million from the prior year period.

Other revenues were $0.7 million for the three month period ended March 31, 2013, with the decrease of $3.3 million from the prior year period primarily resulting from our extension of the revenue recognition period for the Valeant Agreement from the initial recognition period ending in November 2012, to December 2014, due to changes in the estimated timing of completion of certain research and development activities under the agreement.

Cost of Revenues
Cost of revenues was $61.4 million for the three month period ended March 31, 2013, a decrease of $1.7 million compared to the prior year period.  Cost of revenues decreased by $1.7 million primarily as a result of a lower profit share expense related to sales of our authorized generic Adderall XR®, partially offset by inventory reserves recorded in the three month period ended March 31, 2013 for products discontinued by the Company and other reserves for pre-launch inventory due to delays caused by the warning letter.

Gross Profit
Gross profit for the three month period ended March 31, 2013 was $40.2 million, or approximately 40% of total revenues, as compared to $60.2 million, or approximately 49% of total revenues, in the prior year period.  Gross profit in the current year period decreased, on a percentage basis, when compared to gross profit in the prior year period due primarily to inventory reserves of $6.7 million recorded in the three month period ended March 31, 2013 for products discontinued by the Company during the period.

Research and Development Expenses
Total research and development expenses for the three month period ended March 31, 2013 were $11.7 million, an increase of 10%, as compared to $10.7 million in the prior year period.  Generic research and development expenses increased $1.0 million primarily as a result of a $2.0 million milestone payment to a research and development partner, for which there was no similar payment made in the prior year period, partially offset by decreased expenses due to the timing of completion of other research and development projects.

Patent Litigation Expenses
Patent litigation expenses for the three month period ended March 31, 2013 and 2012 were $4.3 million and $4.0 million, respectively. The increase in patent litigation expenses of $0.3 million compared to the prior year period was primarily the result of legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three month period ended March 31, 2013 were $5.0 million, a 17% increase over the same period in 2012.  The increase resulted primarily from increased marketing expenses.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012		Increase/ (Decrease)
(in $000’s)	(unaudited)
Revenues:				$	%
Impax Product sales, net	$46,521	$	‑‑‑	$46,521	nm
Other Revenues	332		5,303	(4,971)	(94)%
Total revenues	46,853		5,303	41,550	nm
Cost of revenues	29,174		2,909	26,265	nm
Gross profit	17,679		2,394	15,285	nm

Operating expenses:
Research and development	7,894		8,143	(249)	(3)%
Selling, general and administrative	12,764		3,061	9,703	317%
Total operating expenses	20,658		11,204	9,454	84%
Income (loss) from operations	$(2,979)		$(8,810)	$5,831	(66)%

*nm-not meaningful

Revenues
Total revenues for the Impax Division were $46.9 million for the three month period ended March 31, 2013, an increase of $41.6 million over the same period in the prior year due to sales of our Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012, and our Impax-labeled Zomig® orally disintegrating tablets and nasal spray which we began selling during the three month period ended September 30, 2012. This increase was partially offset by a $5.0 million decrease in Other Revenues.  Other Revenues during the three month periods ended March 31, 2013 and 2012 included an initial $10.0 million up-front payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017. Also included in other revenues for the three month period ended March 31, 2012, is an $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK in December 2010 which we recognized as revenue on a straight-line basis over the 24 month development period that ended in December 2012, and for which there was no similar amount recognized during the current year period.  Finally, Other Revenues for the three month period ended March 31, 2012 included $3.5 million under our Co-Promotion Agreement with Pfizer which ended on June 30, 2012.

Cost of Revenues
Cost of revenues was $29.2 million for the three month period ended March 31, 2013, an increase of $26.3 million over the prior year period primarily as a result of $24.2 million in costs related to our Impax-labeled Zomig® products which we commenced selling during 2012. In addition, as a result of the Complete Response Letter received during the current period, we recorded a $5.0 million reserve in the three month period ended March 31, 2013 for pre-launch inventory related to RYTARY™. Partially offsetting these increases was $2.9 million in charges related to our branded products sales force that we incurred during the three month period ended March 31, 2012, for which there were no similar amounts included in cost of revenues in the current year period.  Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Gross Profit
Gross profit for the three month period ended March 31, 2013 was $17.7 million, an increase of $15.3 million over the prior year period primarily resulting from the commencement of sales of our Impax-labeled Zomig® products during 2012.

Research and Development Expenses
Total research and development expenses for the three month period ended March 31, 2013 were $7.9 million, a decrease of 3%, as compared to $8.1 million in the prior year period.  The decrease was principally driven by decreased expenses as a result of the completion of the Phase III studies for RYTARY™ during the year ended December 31, 2012.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $12.8 million for the three month period ended March 31, 2013, an increase of $9.7 million as compared to $3.1 million in the prior period.  The increase is primarily related to higher compensation costs of $2.4 million related to the expansion of the sales and marketing group, $1.8 million of higher expenses necessary to support the Zomig® launch as well as $1.0 million in pre-launch spending for RYTARY™.  In addition, we incurred $4.1 million in charges related to our branded products sales force during the three month period ended March 31, 2013. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$11,910	$13,855	$(1,945)	(14)%
Loss from operations	(11,910)	(13,855)	1,945	14%

Other income (expense), net	149,456	(48)	149,504	nm
Interest income	276	255	21	8%
Interest expense	(283)	(39)		nm
Income (loss) before income taxes	137,539	(13,687)	151,226	nm
Provision for income taxes	$48,278	$6,269	$42,009	nm
*nm-not meaningful

General and Administrative Expenses
General and administrative expenses for the three month period ended March 31, 2013 were $11.9 million, a 14% decrease over the same period in 2012.  The decrease was principally driven by legal expenses related to the Shire litigation in the prior period, of which there were decreased expenses in the current period, partially offset by increased personnel costs of $1.0 million.

Other Income (Expense), net
Other income, net of $149.5 million during the three month period ended March 31, 2013 primarily resulted from a $102 million gain in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo which we recorded as other income in the three month period ended March 31, 2013, as well as a $48 million payment received from Shire in connection with the settlement of litigation in the three month period ended March 31, 2013. Partially offsetting this income was a $0.9 million loss on disposal of software. In addition, we had realized exchange rate net losses of $0.3 million on foreign currency denominated transactions during the three month period ended March 31, 2013, which were relatively consistent with the same period in 2012.

Interest Income
Interest income in the three month period ended March 31, 2013 was $0.3 million, and was relatively consistent with the same period in 2012.

Interest Expense
Interest expense was $0.3 million in the three month period ended March 31, 2013, increasing from the same period in 2012 as a result of an accrual for estimated interest related to our provision for uncertain tax positions.

Income Taxes
During the three month period ended March 31, 2013, we recorded an aggregate tax provision of $48.3 million for U.S. domestic income taxes and for foreign income taxes.  In the three month period ended March 31, 2012, we recorded an aggregate tax provision of $6.3 million for U.S. domestic income taxes and for foreign income taxes.  The increase in the tax provision resulted from higher income before taxes in the three month period ended March 31, 2013 as compared to the same period in the prior year.  The effective tax rate was 31% for the three month period ended March 31, 2013 and 34% for the three month period ended March 31, 2012.  The decrease in the effective tax rate was primarily as a result of recording the estimated 2012 federal research and development credit, which was enacted retroactively in January 2013, in the three month period ended March 31, 2013, as well as the partial year 2013 estimated federal research and development credit recorded in the three month period ended March 31, 2013, which was not available for the same period last year due to the expiration of the credit.

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

Cash and Cash Equivalents
At March 31, 2013, we had $197.6 million in cash and cash equivalents, an increase of $55.4 million as compared to December 31, 2012.  As more fully discussed below, the increase in cash and cash equivalents during the three month period ended March 31, 2013 was primarily driven by $57.7 million of net cash provided by operating activities, partially offset by $3.9 million of cash used in investing activities.

Cash Flows
Three Month Period Ended March 31, 2013 Compared to the Three Month Period Ended March 31, 2012

Net cash provided by operating activities for the three month period ended March 31, 2013 was $57.7 million, an increase of $34.0 million as compared to the prior year period $23.7 million net cash provided by operating activities.  The period over period increase in net cash provided by operating activities principally resulted from the receipt of a $48 million payment from Shire in connection with the settlement of litigation during the three month period ended March 31, 2013. The balance of accounts receivable was $113.6 million as of March 31, 2013, resulting in a $21.4 million use of cash for the three month period ended March 31, 2013, compared to the same period in the prior year when accounts receivable resulted in a $34.6 million source of cash.

Net cash used in investing activities for the three month period ended March 31, 2013, was $3.9 million, compared to the prior year period of $57.8 million of net cash provided by investing activities.  The change was due primarily to a period over period $85.5 million decrease in cash provided by net maturities of short-term investments, partially offset by a $25.0 million payment to AstraZeneca in the three month period ended March 31, 2012, for which there was no corresponding payment in the current period.  Net maturities of short-term investments during the three month period ended March 31, 2013 resulted in a $5.5 million source of cash, as compared to a $91.0 million source of cash from net maturities of short-term investments during the same period in the prior year. Purchases of property, plant and equipment for the three month period ended March 31, 2013 were $9.4 million as compared to $8.2 million for the prior year period.

Net cash provided by financing activities for the three month period ended March 31, 2013 was $1.6 million, representing a decrease of $4.5 million as compared to the prior year period $6.1 million of net cash provided by financing activities.  The period over period decrease in net cash provided by financing activities was due to a $2.9 million decrease in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, as well as a $1.6 million decrease in the tax benefit related to the exercise of employee stock options and restricted stock as a result of the lower level of exercise activity in the current year period.

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

•
We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants.  Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement).  As of March 31, 2013, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

During the three month periods ended March 31, 2013 and 2012, unused line fees incurred under the Credit Agreement were $30,000 and $32,000, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Contractual Obligations

As of March 31, 2013, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments.  The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. We were required to adopt this guidance on January 1, 2013, and it did not have a material impact on our consolidated financial statements.

In March 2013, the FASB issued updated guidance on foreign currency matters. The update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The Company is required to adopt this guidance on January 1, 2014 and does not expect the adoption to have a material effect on its consolidated financial statements.

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the quantitative and qualitative disclosures about market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.         Other Information

Item 1.             Legal Proceedings
Information pertaining to legal proceedings can be found in “Item 1. Financial Statements – Note 17. Legal and Regulatory Matters” and is incorporated by reference herein.

Item 1A.          Risk Factors
During the quarter ended March 31, 2013, except as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

We have received a warning letter from the FDA. If we are unable to promptly correct the issues raised in the warning letter, our business, results of operations and financial condition could be materially adversely affected.

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility conducted between December 13, 2010 and January 21, 2011. In the warning letter, the FDA cited deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls.  In summary, the FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications.    During the quarter ended March 31, 2012 and the quarter ended March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483.  The Form 483 issued in 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter.  After the issuance of the Form 483 in 2012, we were notified by the FDA that a satisfactory re-inspection of our Hayward manufacturing facility would be required to close out the warning letter.  Since our receipt of the warning letter in late May 2011 to date, we have provided the FDA with written responses and subsequent updates in connection with the warning letter and the Form 483 observations and have continued to cooperate with the FDA to resolve the warning letter and the Form 483 observations.  The FDA observations do not currently place restrictions on our ability to manufacture and ship our products.  We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review and assist in enhancing such systems and standards.  This work is ongoing and we are committed to improving our quality control and manufacturing practices.  We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out.  Unless and until the warning letter is closed out, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals.  Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications currently or previously listing our Hayward, California facility as a manufacturing location of finished dosage forms until these FDA observations are resolved.  For instance, in January 2013, the FDA issued a Complete Response Letter regarding our NDA for our late stage branded pharmaceutical product candidate, RYTARY™, which we are developing internally, for the symptomatic treatment of Parkinson’s disease.  In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities.  During the assessment of the NDA, we had amended the NDA to withdraw the Hayward site as an alternative site of commercial production in the launch of RYTARY™.  We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and, as noted above, on closing out the warning letter, however we cannot be assured of when that will occur.  Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter into account when considering the award of contracts or the continuation or extension of such partnership agreements.  Any such actions could significantly disrupt our business and harm our reputation, resulting in a material adverse effect on our business, business, results of operations and financial condition.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding the purchases of our equity securities by us during the three months ended March 31, 2013.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	9,350 shares of common stock	$21.25	—	—

February 1, 2013 to February 28, 2013	15,324 shares of common stock	$19.99	—	—

March 1, 2013 to March 31, 2013	---	---	—	—

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
10.1
Second Amendment to Credit Agreement dated as of January 10, 2013 to the Credit Agreement, dated as of February 11, 2011, as amended, by and among Impax Laboratories, Inc., the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(1)

10.2	Amended and Restated License and Distribution Agreement dated as of February 7, 2013 by and between Shire LLC and Impax Laboratories, Inc.*

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2013 and March 31, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2013 and March 31, 2012, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2013 and March 31, 2012 and (v) Notes to Interim Consolidated Financial Statements.**

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.

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

Date: May 3, 2013	Impax Laboratories, Inc.

By: /s/ Larry Hsu, Ph.D.

Name: Larry Hsu, Ph.D

Title: President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Chief Financial Officer and
Sr. Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1
Second Amendment to Credit Agreement dated as of January 10, 2013 to the Credit Agreement, dated as of February 11, 2011, as amended, by and among Impax Laboratories, Inc., the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(1)

10.2	Amended and Restated License and Distribution Agreement dated as of February 7, 2013 by and between Shire LLC and Impax Laboratories, Inc.*
11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2013 and March 31, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2013 and March 31, 2012, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2013 and March 31, 2012 and (v) Notes to Interim Consolidated Financial Statements.**

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.

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