Form 10-Q
period 2013-06-30
IMPAX LABORATORIES INC
filed 2013-08-09
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

Yes ☐     No ☒

As of August 2, 2013, there were 68,886,133 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

INDEX

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3

- Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012		3

- Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012		4

- Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012		5

- Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012		6

- Notes to Interim Consolidated Financial Statements		8

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	43
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	70
Item 4:	Controls and Procedures	70

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings	71
Item 1A:	Risk Factors	71
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3:	Defaults Upon Senior Securities	73
Item 4:	Mine Safety Disclosures	73
Item 5:	Other Information	73
Item 6:	Exhibits	74

SIGNATURES

EXHIBIT INDEX

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$222,983	$142,162
Short-term investments	229,427	156,756
Accounts receivable, net	103,480	92,249
Inventory, net	85,763	89,764
Deferred income taxes	45,181	42,529
Prepaid expenses and other current assets	8,909	22,083
Total current assets	695,743	545,543

Property, plant and equipment, net	179,128	180,758
Other assets	47,976	42,751
Deferred income taxes	24,780	19,394
Intangible assets, net	34,583	47,950
Goodwill	27,574	27,574
Total assets	$1,009,784	$863,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,057	$41,340
Accrued expenses	116,327	92,742
Accrued profit sharing and royalty expenses	15,556	4,936
Deferred revenue	4,453	6,277
Total current liabilities	167,393	145,295

Deferred revenue	5,961	6,362
Other liabilities	24,256	21,210
Total liabilities	197,610	172,867

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at June 30, 2013 and December 31, 2012	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 69,106,640 and 68,516,251 shares issued at June 30, 2013 and December 31, 2012, respectively	691	685
Additional paid-in capital	328,525	314,717
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	1,440	5,244
Retained earnings	483,675	372,614
Total stockholders’ equity	812,174	691,103
Total liabilities and stockholders’ equity	$1,009,784	$863,970

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Global Division revenues, net	$93,965	$133,068	$195,602	$256,333
Impax Division revenues, net	35,666	33,392	82,518	38,695
Total revenues	129,631	166,460	278,120	295,028
Cost of revenues	70,744	88,637	161,361	154,652
Gross profit	58,887	77,823	116,759	140,376

Operating expenses:
Research and development	15,540	19,869	35,145	38,685
Patent litigation expense	4,304	2,914	8,582	6,952
Selling, general and administrative	33,275	24,870	62,993	46,103
Total operating expenses	53,119	47,653	106,720	91,740
Income from operations	5,768	30,170	10,039	48,636
Other income (expense), net	2,997	(57)	152,453	(105)
Interest income	315	244	591	499
Interest expense	(45)	(423)	(328)	(462)
Income before income taxes	9,035	29,934	162,755	48,568
Provision for income taxes	3,416	11,262	51,694	17,531
Net income	$5,619	$18,672	$111,061	$31,037
Net Income per share:
Basic	$0.08	$0.29	$1.67	$0.48
Diluted	$0.08	$0.27	$1.62	$0.46
Weighted average common shares outstanding:
Basic	66,748,864	65,482,700	66,618,889	65,289,869
Diluted	68,287,948	67,954,573	68,382,004	68,064,934

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$5,619	$18,672	$111,061	$31,037
Currency translation adjustments	(307)	(1,125)	(3,804)	483
Comprehensive income	$5,312	$17,547	$107,257	$31,520

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012

Cash flows from operating activities:
Net income	$111,061	$31,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,179	21,976
Provision for inventory reserves	22,529	4,602
Accretion of interest income on short-term investments	(335)	(318)
Deferred income taxes – net and uncertain tax positions	(6,871)	(31,824)
Tax impact related to the exercise of employee stock options	(446)	(2,338)
Deferred revenue	---	931
Deferred product manufacturing costs	---	(1,574)
Recognition of deferred revenue	(2,226)	(12,320)
Amortization of deferred product manufacturing costs	---	1,709
Accrued profit sharing and royalty expense	38,011	58,445
Payments of profit sharing and royalty expense	(27,392)	(66,226)
Share-based compensation expense	10,503	8,323
Changes in certain assets and liabilities:
Accounts receivable	(11,231)	10,326
Inventory	(19,210)	(13,517)
Prepaid expenses and other assets	6,886	(9,046)
Accounts payable and accrued expenses	21,381	39,712
Other liabilities	1,596	3,591
Net cash provided by operating activities	168,435	43,489

Cash flows from investing activities:
Purchase of short-term investments	(220,284)	(104,869)
Maturities of short-term investments	147,948	177,331
Purchases of property, plant and equipment	(20,075)	(24,971)
Payment for product licensing rights, net	---	(19,160)
Net cash (used for) provided by investing activities	(92,411)	28,331

Cash flows from financing activities:
Tax impact related to the exercise of employee stock options and restricted stock	446	2,338
Proceeds from exercise of stock options and ESPP	4,351	6,055
Net cash provided by financing activities	4,797	8,393

Net increase in cash and cash equivalents	80,821	80,213
Cash and cash equivalents, beginning of period	142,162	104,419
Cash and cash equivalents, end of period	$222,983	$184,632

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended
(in $000’s)	June 30, 2013	June 30, 2012
Cash paid for interest	$87	$14
Cash paid for income taxes	$8,333	$13,440

Accrued vendor invoices of approximately $1,183,000 and $1,301,000 at June 30, 2013 and 2012, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses. Depreciation expense was $4,740,000 and $3,457,000 for the three months ended June 30, 2013 and 2012, respectively, and was $9,500,000 and $6,813,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of comprehensive income, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items, noted below. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly-owned subsidiaries, including Impax Laboratories (Taiwan) Inc., Impax Laboratories USA, LLC and Impax Laboratories (Netherlands) BV, and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at June 30, 2013. All significant intercompany accounts and transactions have been eliminated.

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

Workforce reduction

On June 4, 2013, the Company committed to a reduction in the Company’s workforce, eliminating approximately 110 positions, with the majority of these positions at the Company’s Hayward, California manufacturing facility. The reduction in workforce is part of the Company’s efforts to streamline its operations in response to the need to reduce expenses and adapt to changing market conditions. The Company recorded an accrual for severance and related termination costs of $3.0 million in the three month period ended June 30, 2013 as a result of this workforce reduction. Payments of $0.4 million were made during the three months ended June 30, 2013 and the Company expects the remainder of this balance to be paid before December 31, 2013.

CEO transition

On June 25, 2013, the Company announced that Dr. Larry Hsu plans to retire as President and Chief Executive Officer of Impax. Dr. Hsu is expected to remain with the Company in his current position until a replacement has been appointed. Dr. Hsu is also expected to remain as a member of the Board of Directors after his retirement from the Company. In connection with his retirement, Dr. Hsu entered into a Separation Agreement with the Company dated June 24, 2013 (the “Agreement”). Pursuant to the Agreement, the Company will provide Dr. Hsu with certain termination benefits and payments. The Company recorded a $5.0 million accrual for costs associated with Dr. Hsu’s retirement in the three month period ended June 30, 2013, comprised of $2.7 million of separation pay and benefits and $2.3 million of accelerated expense related to Dr. Hsu’s outstanding stock options and restricted stock. Refer to “Note 13 – Share-based Compensation” for more information on the acceleration of Dr. Hsu’s equity awards.

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

The Company accounts for revenue arrangements with multiple deliverables in accordance with FASB ASC Topic 605-25, revenue recognition for arrangements with multiple elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

● the delivered item has value to the customer on a stand-alone basis; and

● if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

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

4. INVESTMENTS

Investments consist of commercial paper, corporate bonds and government sponsored enterprise obligations. The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities are accounted for as “held-to-maturity’ and are recorded at amortized cost, which approximates fair value, generally based upon observable market values of similar securities. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon maturity, the Company uses a specific identification method.

A summary of short-term investments as of June 30, 2013 and December 31, 2012 is as follows:

(in $000’s) June 30, 2013	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$92,915	$21	$(3)	$92,933
Government sponsored enterprise obligations	10,001	1	--	10,002
Corporate bonds	126,511	2	(109)	126,404
Total short-term investments	$229,427	$24	$(112)	$229,339

(in $000’s) December 31, 2012	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$70,140	$28	$--	$70,168
Government sponsored enterprise obligations	9,994	4	--	9,998
Corporate bonds	76,622	23	(12)	76,633
Total short-term investments	$156,756	$55	$(12)	$156,799

5. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLES

The composition of accounts receivable, net is as follows:

(in $000’s)	June 30, 2013	December 31, 2012
Gross accounts receivable	$196,198	$167,696
Less: Rebate reserve	(52,517)	(46,011)
Less: Chargeback reserve	(26,091)	(18,410)
Less: Other deductions	(14,110)	(11,026)
Accounts receivable, net	$103,480	$92,249

A roll forward of the rebate and chargeback reserves activity for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

(in $000’s) Rebate reserve	June 30, 2013	December 31, 2012
Beginning balance	$46,011	$29,164
Provision recorded during the period	70,722	111,099
Credits issued during the period	(64,216)	(94,252)
Ending balance	$52,517	$46,011

(in $000’s) Chargeback reserve	June 30, 2013	December 31, 2012
Beginning balance	$18,410	$22,161
Provision recorded during the period	164,243	209,452
Credits issued during the period	(156,562)	(213,203)
Ending balance	$26,091	$18,410

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company had an allowance for uncollectible amounts of $571,000 and $553,000 at June 30, 2013 and December 31, 2012, respectively.

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

Inventory, net of carrying value reserves at June 30, 2013 and December 31, 2012 consisted of the following:

(in $000’s)	June 30, 2013	December 31, 2012
Raw materials	$28,974	$31,884
Work in process	1,808	4,005
Finished goods	62,745	60,956
Total inventory	93,527	96,845
Less: Non-current inventory	7,764	7,081
Total inventory-current	$85,763	$89,764

Inventory carrying value reserves were $27,759,000 and $5,231,000 at June 30, 2013 and December 31, 2012, respectively. During the three month period ended March 31, 2013, the Company decided to discontinue the manufacture and distribution of certain unprofitable products after the Company conducted a strategic review of its currently manufactured generic product portfolio. As a result of this decision, the Company recorded an inventory reserve of $6.7 million related to the discontinued products. In addition, upon receipt of the Complete Response Letter for RYTARY™, the Company evaluated the impact of the expected delay of FDA approval on its ability to sell the associated inventory. The Company determined that a reserve of $5.0 million was appropriate and recorded this amount in the three month period ended March 31, 2013. During the three month period ended March 31, 2013, the Company also recorded a $6.4 million reserve for pre-launch inventory of a product manufactured for another third-party pharmaceutical company, due to the anticipated delayed launch of such product as a result of the warning letter related to our Hayward, California manufacturing facility. The carrying value of unapproved inventory less reserves was $7,659,000 and $12,106,000 at June 30, 2013 and December 31, 2012, respectively.

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	June 30, 2013	December 31, 2012
Land	$5,773	$5,773
Buildings and improvements	131,686	130,995
Equipment	113,286	110,353
Office furniture and equipment	11,349	10,558
Construction-in-progress	10,571	9,843
Property, plant and equipment, gross	$272,665	$267,522

Less: Accumulated depreciation	(93,537)	(86,764)
Property, plant and equipment, net	$179,128	$180,758

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at June 30, 2013 and December 31, 2012, and the Company attributes the entire carrying amount of goodwill to the Global Division. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2012.

Intangible assets consisted of the following:

(in $000’s) June 30, 2013	Initial Cost	Accumulated Amortization	Carrying Value
Amortized intangible assets:
Zomig® product rights	$42,045	$(27,443)	$14,602
Tolmar product rights	19,450	(1,719)	17,731
Other product rights	2,250	---	2,250
Total intangible assets	$63,745	$(29,162)	$34,583

(in $000’s) December 31, 2012	Initial Cost	Accumulated Amortization	Carrying Value
Amortized intangible assets:
Zomig® product rights	$45,096	$(17,987)	$27,109
Tolmar product rights	19,450	(859)	18,591
Other product rights	2,250	---	2,250
Total intangible assets	$66,796	$(18,846)	$47,950

The Zomig® product rights under the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) were amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet and over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet. The Zomig® product rights under the AZ Agreement are also being amortized over a period of 72 months starting in July 2012 for the nasal spray. The initial cost of the Zomig® product rights was adjusted during the three month period ended June 30, 2013 as a result of certain gross to net adjustments which were recorded during the second quarter of 2013 as more information became available. In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including nine currently approved products and two products pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. The Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012. Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 12 - Alliance and Collaboration Agreements.” Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA. The Company will either commence amortization of the cost of these product rights over their estimated useful life upon FDA approval and commercialization, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $3,174,000 and $10,315,000 for the three and six month periods ended June 30, 2013, respectively.

The following schedule shows the expected amortization of the Zomig® and Tolmar product rights for the next five years and thereafter:

(in $000s)	Amortization Expense
2013	$12,635
2014	4,639
2015	4,639
2016	4,639
2017	4,564
Thereafter	11,532
Totals	$42,648

9. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	June 30, 2013	December 31, 2012
Payroll-related expenses	$19,554	$22,553
Product returns	25,724	23,440
Government rebates	16,680	33,794
Legal and professional fees	7,593	3,993
Clinical trial costs	567	1,610
Income taxes payable	38,123	1,541
Physician detailing sales force fees	1,459	1,471
Other	6,627	4,340
Total accrued expenses	$116,327	$92,742

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products and Impax Products sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are generally not subject to returns. A roll forward of the product return reserve for the six month period ended June 30, 2013 and the year ended December 31, 2012 is as follows:

(in $000’s) Returns Reserve	June 30, 2013	December 31, 2012
Beginning balance	$23,440	$24,101
Provision related to sales recorded in the period	5,770	3,003
Credits issued during the period	(3,486)	(3,664)
Ending balance	$25,724	$23,440

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of June 30, 2013, the Company had remaining obligations under these contracts of approximately $3,726,000.

Purchase Order Commitments

As of June 30, 2013, the Company had $34,363,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

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

During the six month period ended June 30, 2013, the Company recognized an aggregate consolidated tax provision of $51,694,000 for United States domestic and foreign income taxes. In the six month period ended June 30, 2012, the Company recognized an aggregate consolidated tax provision of $17,531,000 for United States domestic and foreign income taxes. The increase in the tax provision resulted from higher consolidated income before taxes in the six month period ended June 30, 2013, as compared to the same period in the prior year. The effective tax rate of 32% for the six month period ended June 30, 2013 was lower than the effective tax rate of 36% for the prior year period primarily as a result of recording the estimated 2012 federal research and development credit, which was enacted retroactively in January 2013, in the six month period ended June 30, 2013, as well as the partial year 2013 estimated federal research and development credit recorded in the six month period ended June 30, 2013, which was not available for the same period last year due to the expiration of the credit.

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

●

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur four years following the February 11, 2011 closing date.

●

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

●	The Company may prepay any outstanding loan under the Revolving Credit Facility without premium or penalty.

●

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of June 30, 2013, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

●

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

●

Following an event of default under the Credit Agreement, the Administrative Agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and seek other remedies that may be taken by secured creditors.

During the six month periods ended June 30, 2013 and 2012, unused line fees incurred under the Credit Agreement were $61,000 and $63,000, respectively.

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

The Company groups pre-commercialization milestones in its alliance and collaboration agreements into clinical and regulatory categories, each of which may include the following types of events:

Clinical Milestone Events:

●	Designation of a development candidate. Following the designation of a development candidate, generally, IND-enabling animal studies for a new development candidate take 12 to 18 months to complete.

●	Initiation of a Phase I clinical trial. Generally, Phase I clinical trials take one to two years to complete.

●	Initiation or completion of a Phase II clinical trial. Generally, Phase II clinical trials take one to three years to complete.

●	Initiation or completion of a Phase III clinical trial. Generally, Phase III clinical trials take two to four years to complete.

●	Completion of a bioequivalence study. Generally, bioequivalence studies take three months to one year to complete.

Regulatory Milestone Events:

●

Filing or acceptance of regulatory applications for marketing approval such as a New Drug Application in the United States or Marketing Authorization Application in Europe. Generally, it takes six to twelve months to prepare and submit regulatory filings and approximately two months for a regulatory filing to be accepted for substantive review.

●

Marketing approval in a major market, such as the United States or Europe. Generally it takes one to three years after an application is submitted to obtain approval from the applicable regulatory agency.

●

Marketing approval in a major market, such as the United States or Europe for a new indication of an already-approved product. Generally it takes one to three years after an application for a new indication is submitted to obtain approval from the applicable regulatory agency.

Commercialization milestones in the Company’s alliance and collaboration agreements may include the following types of events:

●	First commercial sale in a particular market, such as in the United States or Europe.

●

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During the three month period ended March 31, 2013, the Company received a payment in the amount of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 as other income on the consolidated statement of operations. The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for the Company to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $5,286,000 and $58,083,000 on sales of the AG Product during the six month periods ended June 30, 2013 and 2012, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

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

In connection with the Tolmar Agreement, the Company has a Loan and Security Agreement with Tolmar (the “Tolmar Loan Agreement”), under which the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of June 30, 2013, Tolmar has borrowed $11,000,000 under the Tolmar Loan Agreement. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products. In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole (generic to Prilosec®) 10mg, 20mg and 40mg products. Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/pseudoephedrine (generic to Allegra-D®) product, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000. The Company recognized previously deferred revenue related to the Teva Agreement of $654,000 in the six month periods ended June 30, 2013 and 2012. No additional amounts were deferred during the six month periods ended June 30, 2013 and 2012.

OTC Partners Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer Inc. (formerly Wyeth) (the “Pfizer Agreement”), for a term of approximately 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale. The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. The Pfizer Agreement is no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer under the Pfizer Agreement are older products which are only sold to Pfizer, and which are sold at a loss. In order to avoid deferring the losses incurred upon shipment of these products to Pfizer, beginning in the first quarter of 2013, the Company recognizes revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer which is generally when the product is shipped. The Company recognizes profit share revenue in the period earned. The Company recognized revenue of $345,000 and product manufacturing costs of $496,000 under the Pfizer Agreement in the six month period ended June 30, 2013. The Company deferred revenue of $931,000 and product manufacturing costs of $1,574,000 in the six month period ended June 30, 2012, related to the Pfizer Agreement. The Company recognized previously deferred revenue of $1,363,000 and product manufacturing costs of $1,709,000 in the six month period ended June 30, 2012, related to the Pfizer Agreement.

Joint Development Agreement with Valeant Pharmaceuticals International, Inc.

In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement (“Joint Development Agreement”) and a License and Settlement Agreement. The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Valeant in December 2008. The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Valeant in March 2009 and September 2009, a $2,000,000 milestone payment paid by Valeant in December 2009, and a $3,000,000 milestone payment paid by Valeant in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products. The Company began selling one of the four dermatology products during the year ended December 31, 2011. During the three month period ended March 31, 2013, the Company extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced quarterly amount of revenue recognized in 2013, as compared to prior year quarters, and a reduced periodic amount of revenue to be recognized in future periods.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License, Development and Commercialization Agreement & Supply Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”). Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 (brand name RYTARY™ in the United States) throughout the world, except in the U.S. and Taiwan, and certain follow-on products at the option of GSK. Under the terms of the agreement, GSK paid an $11,500,000 upfront payment in December 2010, and the Company had the potential to receive up to $169,000,000 of contingent milestone payments. The upfront payment was recognized as revenue on a straight-line basis over the Company’s expected period of performance to provide research and development services which ended on December 31, 2012. In April 2013, the Company and GSK announced that they were terminating their collaboration for the development and commercialization of IPX066 outside the United States and Taiwan as a result of delays in the anticipated regulatory approval and launch dates in countries in which GSK has rights to commercialize the product and terminated the License, Development and Commercialization Agreement. At the end of July 2013, GSK’s right to develop and commercialize IPX066 outside the United States and Taiwan was transferred back to the Company.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012, and accounted for these payments as a reduction of the aggregate $130,000,000 in quarterly payments made to AstraZeneca during 2012. The Company allocated $45,096,000 of the $86,436,000 net payments made to AstraZeneca to an intangible asset, and the remaining $41,340,000 to prepaid royalty expense related to sales of Impax-labeled Zomig® products during 2012, with such royalty expense included in cost of revenues on the consolidated statement of operations. Beginning in January 2013, the Company is obligated to pay AstraZeneca tiered royalties on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States.

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 91 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $5,934,000 as of June 30, 2013. Revenue recognized under the Endo Agreement is reported in the line item “Other Revenues” in “Note 18 - Supplementary Financial Information.” The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

The Company and Endo also entered into a Settlement and License Agreement in June 2010 (the “Endo Settlement Agreement”) pursuant to which Endo agreed to make a payment to the Company should Prescription Sales of Opana® ER (as defined in the Endo Settlement Agreement) fall below a predetermined contractual threshold in the quarter immediately prior to the Company launching a generic version of Opana® ER. As a result of the Company’s launch of its generic version of Opana ER in January 2013 and Endo’s Prescription Sales of Opana ER during the fourth quarter of 2012, the Company recorded a $102,049,000 settlement gain during the three month period ended March 31, 2013, which is included in “Other Income” in the consolidated statement of operations. Payment of the $102,049,000 settlement was received from Endo in April 2013.

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) ("Pfizer Co-Promotion Agreement"). The Company’s obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012. Prior to such time, the Company had received a fixed fee, effective January 1, 2010, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. The Company recognized the physician detailing sales force fee revenue as the related services were performed and the performance obligations were met. The Company recognized $7,070,000 in the six month period ended June 30, 2012 under the Pfizer Co-Promotion Agreement, which is included in the line item “Other Revenues” in “Note 18 - Supplementary Financial Information.” As the Company’s obligation under the Pfizer Co-Promotion Agreement ended on June 30, 2012, no amounts were recognized under this agreement during the six month period ended June 30, 2013.

13. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years. Total share-based compensation expense recognized in the consolidated statement of operations during the three and six month periods ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000’s)	2013	2012	2013	2012
Manufacturing expenses	$208	$530	$880	$1,167
Research and development	1,352	1,086	2,728	2,299
Selling, general and administrative	4,585	2,897	6,895	4,857
Total	$6,145	$4,513	$10,503	$8,323

As discussed in “Note 1 - The Company & Basis of Presentation,” in June 2013, the Company announced that Dr. Larry Hsu plans to retire as President and Chief Executive Officer of Impax. Pursuant to his Separation Agreement, all option grants and restricted stock grants expected to vest in the twelve month period following his retirement date will vest as of the retirement date. As a result, the Company recorded accelerated expense of $2.3 million during the three month period ended June 30, 2013 associated with Dr. Hsu’s outstanding options and restricted stock.

The following table summarizes stock option activity during the six month period ended June 30, 2013:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2012	4,177,221	$12.72
Options granted	491,000	$17.99
Options exercised	(478,475)	$8.24
Options forfeited	(60,490)	$20.61
Outstanding at June 30, 2013	4,129,256	$13.75
Options exercisable at June 30, 2013	3,046,874	$11.90

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model. Expected volatility is based solely on historical volatility of the Company’s common stock. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to the Company’s actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends.

A summary of the Company’s non-vested restricted stock awards activity during the six month period ended June 30, 2013 is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2012	1,954,570	$20.97
Granted	269,825	$18.38
Vested	(190,776)	$16.09
Forfeited	(104,766)	$20.57
Non-vested at June 30, 2013	1,928,853	$21.12

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

As of June 30, 2013, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $39,708,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.23 years. As of June 30, 2013, the Company estimated 3,655,600 stock options and 1,707,600 shares of restricted stock awards granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the six month periods ended June 30, 2013 and 2012 was $5,113,000 and $7,547,000, respectively. The total fair value of restricted stock awards which vested during the six month periods ended June 30, 2013 and 2012 was $3,069,000 and $2,566,000, respectively. As of June 30, 2013, the Company had 3,785,825 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the six month periods ended June 30, 2013 and 2012, the Company did not issue any preferred stock.

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

In May 2013, the Company’s stockholders approved an increase of 3,150,000 shares of common stock that may be issued under the Company’s 2002 Plan.

15. EARNINGS PER SHARE

The Company's earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted-average number of shares of common stock outstanding for the period, along with diluted net income per share, computed by dividing net income by the weighted-average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three and six month periods ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000’s except share and per share amounts)	2013	2012	2013	2012

Numerator:
Net income	$5,619	$18,672	$111,061	$31,037

Denominator:
Weighted average common shares outstanding	66,748,864	65,482,700	66,618,889	65,289,869

Effect of dilutive stock options and restricted stock awards	1,539,084	2,471,873	1,763,115	2,775,065

Diluted weighted average common shares outstanding	68,287,948	67,954,573	68,382,004	68,064,934

Basic net income per share	$0.08	$0.29	$1.67	$0.48
Diluted net income per share	$0.08	$0.27	$1.62	$0.46

For the three month periods ended June 30, 2013 and 2012, the Company excluded 2,330,114 and 964,562, respectively, and for the six month periods ended June 30, 2013 and 2012, the Company excluded 1,677,129 and 966,512, respectively, of shares issuable upon the exercise of stock options and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive. Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

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

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™, an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. The Company is currently working with the FDA on the appropriate next steps for the RYTARY™ NDA. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories. Revenues from Impax-labeled Zomig® products are reported under the caption “Impax Product sales, net” in “Note 18 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 18 – Supplementary Financial Information.”

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

16. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s) Three Months Ended June 30, 2013	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$93,965	$35,666	$	---	$129,631
Cost of revenues	54,727	16,017		---	70,744
Research and development	9,291	6,249		---	15,540
Patent litigation expense	4,304	---		---	4,304
Income (loss) before provision for income taxes	$21,761	$1,564		$(14,290)	$9,035

(in $000’s) Three Months Ended June 30, 2012	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$133,068	$33,392	$	---	$166,460
Cost of revenues	70,478	18,159		---	88,637
Research and development	12,146	7,723		---	19,869
Patent litigation	2,914	---		---	2,914
Income (loss) before provision for income taxes	$44,268	$803		$(15,137)	$29,934

(in $000’s) Six Months Ended June 30, 2013	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$195,602	$82,518	$	---	$278,120
Cost of revenues	116,171	45,190		---	161,361
Research and development	21,002	14,143		---	35,145
Patent litigation expense	8,582	---		---	8,582
Income (loss) before provision for income taxes	$40,921	$(1,414)		$123,248	$162,755

(in $000’s) Six Months Ended June 30, 2012	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$256,333	$38,695	$	---	$295,028
Cost of revenues	133,584	21,068		---	154,652
Research and development	22,819	15,866		---	38,685
Patent litigation	6,952	---		---	6,952
Income (loss) before provision for income taxes	$85,399	$(8,007)		$(28,824)	$48,568

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $134,470,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at June 30, 2013.

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

The Company is generally responsible for all of the patent litigation fees and costs associated with current and future products not covered by its alliance and collaboration agreements. The Company has agreed to share legal expenses with respect to third-party and Company products under the terms of certain of the alliance and collaboration agreements. For instance, the Company is currently sharing litigation costs with respect to three products under the terms of separate agreements with two third parties. The Company records the costs of patent litigation as expense in the period when incurred for products it has developed, as well as for products which are the subject of an alliance or collaboration agreement with a third-party.

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

17. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

Eurand, Inc., et al. v. Impax Laboratories, Inc. (Cyclobenzaprine)

In January 2009, Eurand, Inc., Cephalon, Inc., and Anesta AG filed suit against the Company in the U.S. District Court for the District of Delaware (“District Court”), alleging patent infringement for the filing of the Company’s ANDA relating to Cyclobenzaprine Hydrochloride Extended Release Capsules, 15 mg and 30 mg, generic to Amrix®. This matter was settled and dismissed on October 11, 2010.

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

Schering Corporation, et al. v. Impax Laboratories, Inc. (Ezetimibe/Simvastatin)

In August 2010, Schering Corporation and MSP Singapore Company LLC (together, “Schering”) filed suit against the Company in the U.S. District Court for the District of New Jersey (“District Court”) alleging patent infringement for the filing of the Company’s ANDA relating to Ezetimibe/Simvastatin Tablets, 10/80 mg, generic to Vytorin®. The Company filed an answer and counterclaim. In December 2010, the parties agreed to be bound by the final judgment concerning validity and enforceability of the patents at issue in cases brought by Schering against other generic drug manufacturers that have filed ANDAs relating to this product, and proceedings in the Company’s case were stayed. In April 2012, the District Court issued a decision, finding the latest-expiring patent (U.S. Patent No. RE 42,461) to be valid and enforceable. The District Court's decision was subsequently affirmed by the Federal Circuit on appeal on February 7, 2013, and the mandate issued on April 18, 2013. The parties thereafter entered into a stipulated judgment, and the case was dismissed on April 24, 2013.

17. LEGAL AND REGULATORY MATTERS (continued)

Shire LLC, et al. v. Impax Laboratories, Inc., et al. (Guanfacine)

In December 2010, Shire LLC, Supernus Pharmaceuticals, Inc., Amy F.T. Arnsten, Ph.D., Pasko Rakic, M.D., and Robert D. Hunt, M.D. (together, “Shire”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement for the filing of the Company’s ANDA relating to Guanfacine Hydrochloride Tablets, 4 mg, generic to Intuniv®. In January, 2011 Shire amended its complaint to add the 1 mg, 2 mg, and 3 mg strengths, based on the Company amending its ANDA to include those additional strengths. The Company filed its answer and counterclaims. The parties have settled and the case was dismissed on June 19, 2013.

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc. (Dexlansoprazole)

In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to Oxycodone Hydrochloride, Controlled Release tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin® (related to NDA 022272). The Company filed an answer and counterclaims. Discovery is proceeding and trial is scheduled to begin in September 2013. In February 2013, Purdue Pharma L.P. and Grunenthal GmbH filed a separate lawsuit against the Company involving the same product and ANDA, asserting infringement of two recently issued patents. The Company filed an answer and counterclaims. No trial date has been scheduled with respect to the second litigation.

In May 2013, Takeda filed another complaint against the Company in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 8,173,158 based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. Takeda filed an amended complaint in July 2013, alleging infringement of another patent, U.S. Patent No. 8,461,187.

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)

In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH (collectively “Purdue”) filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to Oxycodone Hydrochloride, Controlled Release tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin® (related to NDA 022272). The Company filed an answer and counterclaims. Discovery is proceeding and trial is scheduled to begin in September 2013. In February 2013, Purdue Pharma L.P. and Grunenthal GmbH filed a separate lawsuit against the Company involving the same product and ANDA, asserting infringement of two recently issued patents. The Company filed an answer and counterclaims. No trial date has been scheduled with respect to the second litigation.

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

17. LEGAL AND REGULATORY MATTERS (continued)

Cephalon, Inc. et al. v. Impax Laboratories, Inc. (Fentanyl Citrate)

In November 2011, Cephalon, Inc. and CIMA Labs, Inc. (together “Cephalon”) filed suit against the Company in the U.S. District Court for the District of Delaware, alleging patent infringement of U.S. Patent Nos. 6,200,604, 6,974,590, 7,862,832, and 7,862,833, based on the filing of the Company’s ANDA relating to Fentanyl Citrate Buccal Tablets, 100, 200, 400, 600, and 800 mcg, generic to Fentora®. The Company filed an answer and counterclaims, as well as declaratory judgment counterclaims to include three other patents (U.S. Patent Nos. 6,264,981; 8,092,832; and 8,119,158). In response, Cephalon alleged infringement of those three patents against the Company. The Company also filed a supplemental counterclaim seeking declaratory judgment regarding U.S. Patent No. 8,119,158. The claims for infringement of U.S. Patent Nos. 6,200,604 and 6,974,590 were subsequently dismissed based on a judgment of invalidity in another case. That decision of invalidity was reversed on appeal. The parties have settled and the case was dismissed on July 16, 2013.

Acura Pharmaceuticals, Inc. v. Impax Laboratories, Inc. (Oxycodone HCl)

In October 2012, Acura Pharmaceuticals, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Oxycodone Hydrochloride Tablets, 5 mg and 7.5 mg, generic to Oxecta®. In November 2012, the Company filed its answer and counterclaims. Discovery is proceeding. Trial is scheduled for October 27, 2014.

Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)

In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH (collectively, “Endo”) filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone Hydrochloride, Extended Release tablets, 5, 7.5, 10, 15, 20, 30 and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. Discovery is proceeding. No trial date has been set.

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and Rhodes Technologies v. Impax Laboratories, Inc. (Oxycodone HCl)

In January 2013, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and Rhodes Technologies filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s two ANDAs relating to Oxycodone Hydrochloride, extended-release tablets: one for 10, 15, 20, 30 and 40 mg, and one for 60 and 80 mg. The dosage forms are generic to OxyContin® (related to NDA 020553). The Company filed an answer and counterclaims in February 2013. The Court dismissed the action in July 2013.

17. LEGAL AND REGULATORY MATTERS (continued)

Pfizer Inc. and UCB Pharma GMBH v. Impax Laboratories, Inc. (Fesoterodine)

In June 2013, Pfizer Inc. and UCB Pharma GMBH filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Fesoterodine Fumarate Extended-Release Tablets, 4 and 8 mg, generic to Toviaz®.

Meda Pharmaceuticals Inc. v. Perrigo Israel Pharmaceuticals Ltd., Perrigo Company, L. Perrigo Company and Impax Laboratories, Inc. (Azelastine HCl)

In May 2013, Meda Pharmaceuticals, Inc. (“Meda”) filed suit against the Company in the United States District Court for the District of New Jersey, alleging that the Company participated in, contributed to, aided, abetted, and/or induced infringement of Meda’s United States Patent No. 8,071,073 based on the submission by Perrigo Israel Pharmaceutical Ltd., Perrigo Company and L. Perrigo Company of an ANDA relating to Azelastine Hydrochloride Nasal Spray (0.15%, eq. 0.1876 mg base/spray), generic to Astepro®. The Company filed its answer and discovery is ongoing. A final pretrial conference is scheduled for April 7, 2014. No trial date has been set.

Other Litigation Related to the Company’s Business

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

Solodyn® Antitrust Class Actions

On July 22 and July 23, 2013, two separate class action complaints were filed against manufacturers of the brand drug Solodyn® and its generic equivalents, including the Company, in the United States District Court for the Eastern District of Pennsylvania by an indirect purchaser, Plaintiff United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund, on behalf of itself and all others similarly situated, and a direct purchaser Plaintiff Rochester Drug Co-Operative, Inc., on behalf of itself and all others similarly situated, respectively. On August 2, 2013, a third class action complaint was filed against the same defendants, including the Company, in the United States District Court for the Northern District of California by an indirect purchaser, Plaintiff International Union of Operating Engineers Local 132 Health and Welfare Fund, on behalf of itself and all others similarly situated. In each case, the complaints allege that Medicis Pharmaceutical Corporation, now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc., engaged in an overarching anticompetitive scheme by, among other things, filing frivolous patent litigation lawsuits, submitting frivolous Citizen Petitions, and entering into anticompetitive settlement agreements with several generic manufacturers, including the Company, to delay generic competition of Solodyn® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively, (“Securities Class Actions”) alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARY™ and its generic version of Concerta®. These two Securities Class Actions have subsequently been consolidated, assigned to the same judge, and lead plaintiff has been chosen. The plaintiff’s consolidated amended complaint must be filed by September 3, 2013.

On March 19, 2013, Virender Singh, derivatively on behalf of the Company, filed a state court action against certain current and former officers and board of directors for breach of fiduciary duty and unjust enrichment in the Superior Court of the State of California County of Santa Clara, asserting similar allegations as those in the Securities Class Actions. That action has been stayed pending resolution of the Securities Class Actions. In addition, the Company is aware of two letters from stockholders demanding action by the Company’s board of directors, including to: (i) undertake an independent internal investigation into management’s alleged violations of Delaware and/or federal law; (ii) commence a civil action against members of management to recover damages sustained as a result of alleged breaches of fiduciary duties; and/or (iii) spearhead meaningful corporate reform to address alleged internal control inadequacies. Each letter further states that if such action is not commenced within a reasonable period of time, the stockholder will commence a shareholder’s derivative action on behalf of the Company.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2013 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31,	June 30,
Revenue:
Global Product sales, gross	$197,956	$217,721
Less:
Chargebacks	64,345	82,013
Rebates	30,572	35,649
Product Returns	94	1,989
Other credits	5,160	8,312
Global Product sales, net	97,785	89,758

Rx Partner	3,114	3,668
Other Revenues	737	539
Global Division revenues, net	101,636	93,965

Impax Product sales, gross	69,292	48,300
Less:
Chargebacks	7,790	10,095
Rebates	6,236	(1,735)
Product Returns	1,490	2,197
Other credits	7,255	2,409
Impax Product sales, net	46,521	35,334

Other Revenues	332	332
Impax Division revenues, net	46,853	35,666

Total revenues	148,489	129,631

Gross profit	57,871	58,887

Net income	$105,442	$5,619

Net income per share (basic)	$1.59	$0.08
Net income per share (diluted)	$1.55	$0.08

Weighted Average: common shares outstanding:
Basic	66,487,470	66,748,864
Diluted	68,178,355	68,287,948

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

	2012 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31,	June 30,
Revenue:
Global Product sales, gross	$185,671	$223,452
Less:
Chargebacks	39,155	50,670
Rebates	20,589	26,847
Product Returns	(329)	948
Other credits	10,045	18,552
Global Product sales, net	116,211	126,435

Rx Partner	2,978	2,466
Other Revenues	4,076	4,167
Global Division revenues, net	123,265	133,068

Impax Product sales, gross	--	40,815
Less:
Chargebacks	--	4,449
Rebates	--	3,714
Product Returns	--	878
Other credits	--	3,683
Impax Product sales, net	--	28,091

Other Revenues	5,303	5,301
Impax Division revenues, net	5,303	33,392

Total revenues	128,568	166,460

Gross profit	62,553	77,823

Net income	$12,365	$18,672

Net income per share (basic)	$0.19	$0.29
Net income per share (diluted)	$0.18	$0.27

Weighted Average: common shares outstanding:
Basic	65,122,240	65,482,700
Diluted	67,907,263	67,954,573

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

19. SUBSEQUENT EVENTS

In July 2013, the exclusivity period expired for the Company’s non AB-rated oxymorphone hydrochloride extended-release tablets.

Also in July 2013, the Company launched its authorized generic Trilipix® delayed release capsules, through its Global Division.

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

We sell and distribute generic pharmaceutical products primarily through four sales channels:

●	the “Global Product” sales channel: generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others;

●	the “Private Label” sales channel: generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in-turn sell the product under their own label;

●	the “Rx Partner” sales channel: generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements; and

●	the “OTC Partner” sales channel: sales of generic pharmaceutical OTC products sold through an unrelated third-party pharmaceutical entity pursuant to an alliance and collaboration agreement.

As of August 2, 2013, we marketed 133 generic pharmaceutical products representing dosage variations of 39 different pharmaceutical compounds through our Global Division, and 14 other generic pharmaceutical products, representing dosage variations of four different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of August 2, 2013, our marketed generic products included, but are not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®) and oxymorphone HCI ER (generic to OPANA® ER). Our exclusivity period for the oxymorphone tablets expired in early July 2013. Also in July 2013, we launched our authorized generic Trilipix® delayed release capsules, through our Global Division.

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

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects. In February 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations pursuant to the terms of the AZ Agreement, and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. As part of the AZ Agreement, we also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the United States in connection with the Zomig® brand. With the addition of Zomig® to the promotional product portfolio, we increased our specialty sales team during 2012. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States.

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

Our branded product pharmaceutical programs in the Impax Division previously included a program for IPX159, an oral controlled-release formulation for the potential treatment of moderate to severe Restless Legs Syndrome (“RLS”). After a review of the results from the Phase IIb clinical study of IPX159 in patients, we determined that although the results showed a modest improvement in addressing RLS symptoms, such results from the study did not achieve the statistical criteria for its primary efficacy endpoints compared to placebo. Give these results, in mid-February 2013, we discontinued our development program for IPX159 and redirected our resources to our other programs. We also have a number of other product candidates that are in varying stages of development. We intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.

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

During the quarter ended March 31, 2012 and the quarter ended March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued in 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. After the issuance of the Form 483 in 2012, we were notified by the FDA that a satisfactory inspection of our Hayward manufacturing facility would be required to close out the warning letter.  We have provided to the FDA with what we believe to be our final written responses and subsequent updates relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and continue to provide the FDA with updates. We are cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The FDA observations do not currently place restrictions on our ability to manufacture and ship our products.

We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review and assist in enhancing such systems and standards. This work is ongoing and we are committed to improving our quality control and manufacturing practices. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until these FDA observations are resolved. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we are unable to promptly correct the issues raised in the warning letter, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

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

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30,	December 31,
	2013	2012
	($ in 000’s)
Chargeback reserve
Beginning balance	$18,410	$22,161
Provision recorded during the period	164,243	209,452
Credits issued during the period	(156,562)	(213,203)
Ending balance	$26,091	$18,410

Provision as a percent of gross product sales	31%	22%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, increased 9% during the six month period ended June 30, 2013 as a result of an increase in the estimated provision for chargebacks related to our authorized generic Adderall XR® products due to price erosion resulting from increased competition.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30,	December 31,
	2013	2012
	($ in 000’s)
Rebate reserve
Beginning balance	$46,011	$29,164
Provision recorded during the period	70,722	111,099
Credits issued during the period	(64,216)	(94,252)
Ending balance	$52,517	$46,011

Provision as a percent of gross product sales	13%	12%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased 1% during the six month period ended June 30, 2013 as a result of product sales mix, as well as higher levels of rebates offered on our authorized generic Adderall XR® products.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the product returns reserve for the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30,	December 31,
	2013	2012
	($ in 000’s)
Returns reserve
Beginning balance	$23,440	$24,101
Provision related to
sales recorded in the period	5,770	3,003
Credits issued during the period	(3,486)	(3,664)
Ending balance	$25,724	$23,440

Provision as a percent of gross product sales	1.1%	0.3%

As noted in the table above, the provision for returns as a percent of gross product sales increased 0.8% during the six month period ended June 30, 2013, as compared to the prior year period, as a result of certain quarterly adjustments recorded in current and prior periods to adjust the reserve balance as necessary.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the pricing programs which may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $16,670,000 and $33,794,000 as of June 30, 2013 and December 31, 2012, respectively. The decrease from the prior year period is primarily the result of a lower portion of our sales coming from Medicaid patients.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $1,412,000 and $390,000 as of June 30, 2013 and December 31, 2012, respectively.

Rx Partner and OTC Partner. Each of our Rx Partner and OTC Partner agreements involves multiple deliverables in the form of products, services and/or licenses over extended periods. Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 605-25 supplemented SAB 104 providing guidance for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue and related direct manufacturing costs over the estimated life of the agreement or our estimated expected period of performance using either the straight-line method or a modified proportional performance method.

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

As an illustration, the consideration received from the provision of research and development services under the Joint Development Agreement with Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant Agreement”), including the upfront fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Valeant Agreement. The completion of the final deliverable under the Valeant Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Valeant Agreement, and therefore the earnings process will be complete. The expected period of performance was initially estimated to be a 48 month period, starting in December 2008, upon receipt of the $40.0 million upfront payment, and ending in November 2012. During the year ended December 31, 2012, we extended the end of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 and during the three month period ended March 31, 2013, we further extended the end of the revenue recognition period for the agreement from November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities under the agreement. This change in estimate was made on a prospective basis and resulted in a reduced quarterly amount of revenue recognized in 2013, as compared to prior year quarters, and a reduced periodic amount of revenue to be recognized in future periods. If there are additional changes in the estimated timing of the completion of the final deliverable under the Valeant Agreement, the revenue recognition period will change on a prospective basis at such time the event occurs. If we were to further extend the revenue recognition period, the amount of revenue recognized in future periods would further reduce.

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

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan typically vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model. Expected volatility is based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock and have no present intention to pay cash dividends.

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

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at June 30, 2013. We carry our deferred compensation liability at fair value, based upon observable market values. We had no debt outstanding as of June 30, 2013. Our only remaining debt instrument at June 30, 2013 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013	June 30, 2012	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$129,631	$166,460	$(36,829)	(22)%

Gross profit	58,887	77,823	(18,936)	(24)%

Income from operations	5,768	30,170	(24,402)	(81)%

Income before income taxes	9,035	29,934	(20,899)	(70)%
Provision for income taxes	3,416	11,262	(7,846)	(70)%
Net income	$5,619	$18,672	$(13,053)	(70)%

Net income for the three month period ended June 30, 2013 was $5.6 million, a decrease of $13.1 million as compared to $18.7 million for the three month period ended June 30, 2012. The decrease was primarily attributable to a decrease in revenue from our Global Products during the three month period ended June 30, 2013, driven by lower sales of our authorized generic Adderall XR® and fenofibrate products, as discussed below. In addition, we incurred separation expenses related to our CEO transition and workforce reduction, as discussed in “Note 1 – The Company & Basis of Presentation.” Partially offsetting these declines were sales of our Impax-labeled Zomig® orally-disintegrating tablets and nasal spray which we began selling in the three month period ended September 30, 2012 and sales of our non AB-rated oxymorphone hydrochloride extended-release tablets, which we launched in January 2013. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. Our exclusivity period for the oxymorphone tablets expired in early July 2013. Also in July 2013, we launched our authorized generic Trilipix® delayed release capsules, through our Global Division.

 Global Division

The following table sets forth results of operations for the Global Division for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,	June 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
Revenues:			$	%
Global Product sales, net	$89,758	$126,435	$(36,677)	(29)%
Rx Partner	3,668	2,466	1,202	49%
Other Revenues	539	4,167	(3,628)	(87)%
Total revenues	93,965	133,068	(39,103)	(29)%
Cost of revenues	54,727	70,478	(15,751)	(22)%
Gross profit	39,238	62,590	(23,352)	(37)%

Operating expenses:
Research and development	9,291	12,146	(2,855)	(24)%
Patent litigation expense	4,304	2,914	1,390	48%
Selling, general and administrative	3,882	3,262	620	19%
Total operating expenses	17,477	18,322	(845)	(5)%
Income from operations	$21,761	$44,268	$(22,507)	(51)%

Revenues

Total revenues for the Global Division for the three month period ended June 30, 2013, were $94.0 million, a decrease of 29% over the same period in 2012, principally resulting from the decrease in Global Product sales, net, as discussed below.

Global Product sales, net, were $89.8 million for the three month period ended June 30, 2013, a decrease of 29% over the same period in 2012, primarily as a result of lower sales of our authorized generic Adderall XR® and fenofibrate products. With respect to our authorized generic Adderall XR® products, we have experienced significant declines in both market share and average net selling prices as a result of an unrelated pharmaceutical company receiving FDA approval in June 2012 for a competitor product and beginning to market their product. With respect to our fenofibrate product, in October 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA and began being marketed. Any further diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods. Partially offsetting these declines were sales of our  non AB-rated oxymorphone hydrochloride extended-release tablets, which we launched in January 2013. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Rx Partner revenues were $3.7 million for the three month period ended June 30, 2013, an increase of $1.2 million from the prior year period, resulting from a profit-share adjustment from Teva under the Teva Agreement realized by us in the three months ended June 30, 2013.

Other revenues were $0.5 million for the three month period ended June 30, 2013, with the decrease of $3.6 million from the prior year period primarily resulting from our extension of the revenue recognition period for the Valeant Agreement from the initial recognition period ending in November 2012, to December 2014, due to changes in the estimated timing of completion of certain research and development activities under the agreement.

Cost of Revenues

Cost of revenues was $54.7 million for the three month period ended June 30, 2013, a decrease of $15.8 million compared to the prior year period. Cost of revenues decreased primarily as a result of a lower profit share expense related to sales of our authorized generic Adderall XR®.

Gross Profit

Gross profit for the three month period ended June 30, 2013 was $39.2 million, or approximately 42% of total revenues, as compared to $62.6 million, or approximately 47% of total revenues, in the prior year period. Gross profit in the current year period decreased, on a percentage basis, when compared to gross profit in the prior year period due primarily to product sales mix and higher manufacturing expenses.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2013 were $9.3 million, a decrease of 24%, as compared to $12.1 million in the prior year period. Generic research and development expenses decreased $2.8 million primarily due to the timing of completion of certain research and development projects.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended June 30, 2013 and 2012 were $4.3 million and $2.9 million, respectively. The increase in patent litigation expenses of $1.4 million compared to the prior year period was primarily the result of legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2013 were $3.9 million, a 19% increase over the same period in 2012. The increase resulted primarily from increased marketing expenses.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,	June 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
Revenues:			$	%
Impax Product sales, net	$35,334	$28,091	$7,243	26%
Other Revenues	332	5,301	(4,969)	(94)%
Total revenues	35,666	33,392	2,274	7%
Cost of revenues	16,017	18,159	(2,142)	(12)%
Gross profit	19,649	15,233	4,416	29%

Operating expenses:
Research and development	6,249	7,723	(1,474)	(19)%
Selling, general and administrative	11,836	6,707	5,129	76%
Total operating expenses	18,085	14,430	3,655	25%
Income (loss) from operations	$1,564	$803	$761	95%

Revenues

Total revenues for the Impax Division were $35.7 million for the three month period ended June 30, 2013, an increase of $2.3 million over the same period in the prior year due to sales of our Impax-labeled Zomig® orally disintegrating tablets and nasal spray which we began selling during the three month period ended September 30, 2012. This increase was partially offset by a $5.0 million decrease in Other Revenues. Other Revenues during the three month periods ended June 30, 2013 and 2012 included $0.3 million representing an initial $10.0 million up-front payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017. Also included in Other Revenues for the three month period ended June 30, 2012, is $1.5 million related to a $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK in December 2010 which we recognized as revenue on a straight-line basis over the 24 month development period that ended in December 2012, and for which there was no similar amount recognized during the current year period. Finally, Other Revenues for the three month period ended June 30, 2012 included $3.5 million under our Co-Promotion Agreement with Pfizer which ended on June 30, 2012 and for which there was no similar amount recognized during the current year period.

Cost of Revenues

Cost of revenues was $16.0 million for the three month period ended June 30, 2013, a decrease of $2.1 million over the prior year period primarily as a result of $2.9 million in charges related to our branded products sales force that we incurred during the three month period ended June 30, 2012, for which there were no similar amounts included in cost of revenues in the current year period. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012. Partially offsetting this decrease was a $0.8 million year over year increase in costs related to our Impax-labeled Zomig® products which we commenced selling during 2012.

Gross Profit

Gross profit for the three month period ended June 30, 2013 was $19.6 million, an increase of $4.4 million over the prior year period primarily resulting from the commencement of sales of our Impax-labeled Zomig® products during 2012.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2013 were $6.2 million, a decrease of 19%, as compared to $7.7 million in the prior year period. The decrease was principally driven by a reduction in research and development expenses related to our branded product initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.8 million for the three month period ended June 30, 2013, an increase of $5.1 million as compared to $6.7 million in the prior period. The increase is primarily related to $3.3 million in charges related to our branded products sales force during the three month period ended June 30, 2013. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012. In addition we incurred $1.3 million of increased compensation costs related to the expansion of the sales, marketing and administrative group, and $0.5 million in higher expenses related to administrative support.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,	June 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$17,557	$14,901	$2,656	18%
Loss from operations	(17,557)	(14,901)	(2,656)	(18)%

Other income (expense), net	2,997	(57)	3,054	nm
Interest income	315	244	71	29%
Interest expense	(45)	(423)	378	(89)%
Income (loss) before income taxes	(14,290)	(15,137)	847	(6)%
Provision for income taxes	$3,416	$11,262	$(7,846)	(70)%

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2013 were $17.6 million, an 18% increase over the same period in 2012. The increase was principally driven by higher executive severance expenses of $3.1 million and higher information technology resources expenses of $0.3 million, offset by lower litigation expenses of $0.8 million.

Other Income (Expense), net

Other income, net of $3.0 million resulted from a $3.0 million gain in connection with the settlement of litigation recorded in other income during the three month period ended June 30, 2013.

Interest Income

Interest income in the three month period ended June 30, 2013 was $0.3 million, and was relatively consistent with the same period in 2012.

Interest Expense

Interest expense decreased $0.4 million in the three months ended June 30, 2013 from the same period in 2012 as a result of an accrual for estimated interest related to our provision for uncertain tax positions during the three months ended June 30, 2012.

Income Taxes

During the three month period ended June 30, 2013, we recorded an aggregate tax provision of $3.4 million for U.S. domestic income taxes and for foreign income taxes. In the three month period ended June 30, 2012, we recorded an aggregate tax provision of $11.3 million for U.S. domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower pretax income for the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012. The effective tax rate was approximately 38% for the three month periods ended June 30, 2013 and 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Overview:

The following table sets forth our summarized, consolidated results of operations for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,	June 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$278,120	$295,028	$(16,908)	(6)%

Gross profit	116,759	140,376	(23,617)	(17)%

Income from operations	10,039	48,636	(38,597)	(79)%

Income before income taxes	162,755	48,568	114,187	nm
Provision for income taxes	51,694	17,531	34,163	nm
Net income	$111,061	$31,037	$80,024	nm

*nm-not meaningful

Net income for the six month period ended June 30, 2013 was $111.1 million, an increase of $80.1 million as compared to $31.0 million for the six month period ended June 30, 2012. The increase was primarily attributable to a $102 million gain in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo which we recorded as other income in the three month period ended March 31, 2013, as well as the receipt of a $48 million payment from Shire in the three month period ended March 31, 2013, in connection with the settlement of litigation. In addition, revenue from our Impax Division increased as compared to the same period in 2012, as a result of sales of Impax-labeled Zomig® tablets which we began selling in the three month period ended June 30, 2012, and sales of Impax-labeled Zomig® orally-disintegrating tablets and nasal spray which we began selling in the three month period ended September 30, 2012. These amounts were partially offset by a decrease in revenue from our Global Products during the six month period ended June 30, 2013, driven primarily by lower sales of our authorized generic Adderall XR® and fenofibrate products, as discussed below. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. Our exclusivity period for oxymorphone hydrochloride extended-release tablets expired in early July 2013. Also in July 2013, we launched our authorized generic Trilipix® delayed release capsules, through our Global Division.

 Global Division

The following table sets forth results of operations for the Global Division for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,	June 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
Revenues:			$	%
Global Product sales, net	$187,563	$242,642	$(55,079)	(23)%
Rx Partner	6,781	5,444	1,337	25%
Other Revenues	1,258	8,247	(6,989)	(85)%
Total revenues	195,602	256,333	(60,731)	(24)%
Cost of revenues	116,171	133,584	(17,413)	(13)%
Gross profit	79,431	122,749	(43,318)	(35)%

Operating expenses:
Research and development	21,002	22,819	(1,817)	(8)%
Patent litigation expense	8,582	6,952	1,630	23%
Selling, general and administrative	8,926	7,579	1,347	18%
Total operating expenses	38,510	37,350	1,160	3%
Income from operations	$40,921	$85,399	$(44,478)	(52)%

Revenues

Total revenues for the Global Division for the six month period ended June 30, 2013, were $195.6 million, a decrease of 24% over the same period in 2012, principally resulting from the decrease in Global Product sales, net, as discussed below.

Global Product sales, net, were $187.6 million for the six month period ended June 30, 2013, a decrease of 23% over the same period in 2012, primarily as a result of lower sales of our authorized generic Adderall XR® and fenofibrate products. With respect to our authorized generic Adderall XR® products, we have experienced significant declines in both market share and average net selling prices as a result of an unrelated pharmaceutical company receiving FDA approval in June 2012 for a competitor product and beginning to market their product. With respect to our fenofibrate product, in October 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA and began being marketed. Any further diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods. Partially offsetting these declines were sales of our  non AB-rated oxymorphone hydrochloride extended-release tablets, which we launched in January 2013. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Rx Partner revenues were $6.8 million for the six month period ended June 30, 2013, an increase of $1.3 million from the prior year period, resulting from a profit-share adjustment from Teva under the Teva Agreement realized by us in the three months ended June 30, 2013.

Other revenues were $1.3 million for the six month period ended June 30, 2013, with the decrease of $7.0 million from the prior year period primarily resulting from our extension of the revenue recognition period for the Valeant Agreement from the initial recognition period ending in November 2012 to December 2014, due to changes in the estimated timing of completion of certain research and development activities under the agreement.

Cost of Revenues

Cost of revenues was $116.2 million for the six month period ended June 30, 2013, a decrease of $17.4 million compared to the prior year period. Cost of revenues decreased primarily as a result of a lower profit share expense related to sales of our authorized generic Adderall XR®, partially offset by lower production activity, an increase in remediation-related costs, separation expenses and inventory reserves for products discontinued by the Company and other reserves for pre-launch inventory due to delays caused by the warning letter related to our Hayward, California manufacturing facility.

Gross Profit

Gross profit for the six month period ended June 30, 2013 was $79.4 million, or approximately 41% of total revenues, as compared to $122.7 million, or approximately 48% of total revenues, in the prior year period. Gross profit in the current year period decreased, on a percentage basis, when compared to gross profit in the prior year period due primarily to inventory reserves recorded in the three month period ended March 31, 2013 of $6.7 million for products discontinued by the Company during the period and $6.4 million related to pre-launch inventory which will no longer be marketed.

Research and Development Expenses

Total research and development expenses for the six month period ended June 30, 2013 were $21.0 million, a decrease of 8%, as compared to $22.8 million in the prior year period. Generic research and development expenses decreased primarily due to the timing of completion of certain research and development projects.

Patent Litigation Expenses

Patent litigation expenses for the six month period ended June 30, 2013 and 2012 were $8.6 million and $7.0 million, respectively. The increase in patent litigation expenses of $1.6 million compared to the prior year period was primarily the result of legal activity related to several cases which were not present in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2013 were $8.9 million, an 18% increase over the same period in 2012. The increase resulted primarily from increased marketing expenses of $0.8 million and increased freight expenses of $0.5 million.

Impax Division

The following table sets forth results of operations for the Impax Division for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,	June 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
Revenues:			$	%
Impax Product sales, net	$81,855	$28,091	$53,764	nm
Other Revenues	663	10,604	(9,941)	(94)%
Total revenues	82,518	38,695	43,823	nm
Cost of revenues	45,190	21,068	24,122	nm
Gross profit	37,328	17,627	19,701	nm

Operating expenses:
Research and development	14,143	15,866	(1,723)	(11)%
Selling, general and administrative	24,599	9,768	14,831	nm
Total operating expenses	38,742	25,634	13,108	51%
Loss from operations	$(1,414)	$(8,007)	$6,593	(82)%

*nm-not meaningful

Revenues

Total revenues for the Impax Division were $82.5 million for the six month period ended June 30, 2013, an increase of $43.8 million over the same period in the prior year due to sales of our Impax-labeled Zomig® tablets which we began selling during the three month period ended June 30, 2012, and our Impax-labeled Zomig® orally disintegrating tablets and nasal spray, which we began selling during the three month period ended September 30, 2012. This increase was partially offset by a $9.9 million decrease in Other Revenues. Other Revenues during the six month periods ended June 30, 2013 and 2012 included $0.7 million representing an initial $10.0 million up-front payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017. Also included in Other Revenues for the six month period ended June 30, 2012, is $2.9 million related to an $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK in December 2010 which we recognized as revenue on a straight-line basis over the 24 month development period that ended in December 2012, and for which there was no similar amount recognized during the current year period. Finally, Other Revenues for the six month period ended June 30, 2012 included $7.1 million under our Co-Promotion Agreement with Pfizer which ended on June 30, 2012, and for which there was no similar amount recognized during the current year period.

Cost of Revenues

Cost of revenues was $45.2 million for the six month period ended June 30, 2013, an increase of $24.1 million over the prior year period primarily as a result of an increase of $24.9 million in costs related to our Impax-labeled Zomig® products which we commenced selling during 2012. In addition, as a result of the Complete Response Letter received during the current period, we recorded a $5.0 million reserve in the three month period ended March 31, 2013 for pre-launch inventory related to RYTARY™. Partially offsetting these increases was $5.8 million in charges related to our branded products sales force that we incurred during the six month period ended June 30, 2012, for which there were no similar amounts included in cost of revenues in the current year period. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Gross Profit

Gross profit for the six month period ended June 30, 2013 was $37.3 million, an increase of $19.7 million over the prior year period primarily resulting from the commencement of sales of our Impax-labeled Zomig® products during 2012.

Total research and development expenses for the six month period ended June 30, 2013 were $14.1 million, a decrease of 11%, as compared to $15.9 million in the prior year period. The decrease was principally driven by a reduction in research and development expenses related to our branded product initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.6 million for the six month period ended June 30, 2013, an increase of $14.8 million as compared to $9.8 million in the prior period. The increase primarily related to $7.4 million of higher sales expenses related to ramping up of our sales force necessary to support Zomig®, which we launched in April 2012. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012. We also incurred $3.7 million in increased compensation costs related to the expansion of the sales, marketing and administrative group, $2.0 million and $0.7 million increased advertising and promotion expenses for Zomig® and pre-launch support for RYTARY™, respectively, and $1.0 million increased expenses for administrative support.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,	June 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$29,468	$28,756	$712	2%
Loss from operations	(29,468)	(28,756)	(712)	(2)%

Other income (expense), net	152,453	(105)	152,558	nm
Interest income	591	499	92	18%
Interest expense	(328)	(462)	134	(29)%
Income (loss) before income taxes	123,248	(28,824)	152,072	nm
Provision for income taxes	$51,694	$17,531	$34,163	nm

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the six month period ended June 30, 2013 were $29.5 million, a 2% increase over the same period in 2012. The increase was principally driven by higher executive severance expenses of $3.1 million, in addition to increased personnel expenses of $1.3 million and higher information technology resource expenses of $0.3 million, partially offset by lower litigation expenses of $4.0 million.

Other Income (Expense), net

Other income, net of $152.5 million in the six month period ended June 30, 2013 primarily resulted from a $102 million gain in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo which we recorded as other income in the three month period ended March 31, 2013, as well as a $48 million payment received from Shire in connection with the settlement of litigation in the three month period ended March 31, 2013. In addition, we recorded a $3.0 million gain in connection with the settlement of litigation in other income during the six month period ended June 30, 2013. Partially offsetting this income was a $0.9 million loss on disposal of software in the three month period ended March 31, 2013.

Interest Income

Interest income in the six month period ended June 30, 2013 was $0.6 million, and was relatively consistent with the same period in 2012.

Interest Expense

Interest expense was $0.3 million in the six month period ended June 30, 2013, a slight decrease from the same period in 2012.

Income Taxes

During the six month period ended June 30, 2013, we recorded an aggregate tax provision of $51.7 million for U.S. domestic income taxes and for foreign income taxes. In the six month period ended June 30, 2012, we recorded an aggregate tax provision of $17.5 million for U.S. domestic income taxes and for foreign income taxes. The increase in the tax provision resulted from higher income before taxes in the six month period ended June 30, 2013 as compared to the same period in the prior year. The effective tax rate was 32% for the six month period ended June 30, 2013 and 36% for the six month period ended June 30, 2012. The decrease in the effective tax rate was primarily the result of recording the estimated 2012 federal research and development credit, which was enacted retroactively in January 2013, in the six month period ended June 30, 2013, as well as the partial year 2013 estimated federal research and development credit recorded in the six month period ended June 30, 2013, which was not available for the same period last year due to the expiration of the credit.

Liquidity and Capital Resources

We have historically funded our operations with the proceeds from the sale of debt and equity securities, and more recently, with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and the provision of services, as well as payments received in connection with legal settlements.

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

Cash and Cash Equivalents

At June 30, 2013, we had $223.0 million in cash and cash equivalents, an increase of $80.8 million as compared to December 31, 2012. As more fully discussed below, the increase in cash and cash equivalents during the six month period ended June 30, 2013 was primarily driven by $168.4 million of net cash provided by operating activities, partially offset by $92.4 million of cash used in investing activities.

Cash Flows

Six Month Period Ended June 30, 2013 Compared to the Six Month Period Ended June 30, 2012

Net cash provided by operating activities for the six month period ended June 30, 2013 was $168.4 million, an increase of $124.9 million as compared to the prior year period of $43.5 million net cash provided by operating activities. The period over period increase in net cash provided by operating activities principally resulted from the receipt of a $102 million payment in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo and a $48 million payment from Shire in connection with the settlement of litigation during the three month period ended March 31, 2013. The balance of accounts receivable was $103.5 million as of June 30, 2013, resulting in an $11.2 million use of cash for the six month period ended June 30, 2013, compared to the same period in the prior year when accounts receivable resulted in a $10.3 million source of cash.

Net cash used in investing activities for the six month period ended June 30, 2013, was $92.4 million, compared to the prior year period of $28.3 million of net cash provided by investing activities. The change was due primarily to net purchases of short-term investments during the six month period ended June 30, 2013 resulting in a $72.3 million use of cash, as compared to net maturities of short-term investments during the same period in the prior year resulting in a $72.5 million source of cash. This change was partially offset by $19.2 million in net payments to AstraZeneca for product licensing rights in the six month period ended June 30, 2012, for which there was no corresponding payment in the current period. Purchases of property, plant and equipment for the six month period ended June 30, 2013 were $20.1 million as compared to $25.0 million for the prior year period.

Net cash provided by financing activities for the six month period ended June 30, 2013 was $4.8 million, representing a decrease of $3.6 million as compared to the prior year period $8.4 million of net cash provided by financing activities. The period over period decrease in net cash provided by financing activities was due to a $1.9 million decrease in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, as well as a $1.7 million decrease in the tax benefit related to the exercise of employee stock options and restricted stock as a result of the lower level of exercise activity in the current year period.

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

●

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur four years following the February 11, 2011 closing date.

●

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

●	We may prepay any outstanding loan under the Revolving Credit Facility without premium or penalty.

●

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of June 30, 2013, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

●

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

●

Following an event of default under the Credit Agreement, the Administrative Agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and seek other remedies that may be taken by secured creditors.

During the six month periods ended June 30, 2013 and 2012, unused line fees incurred under the Credit Agreement were $61,000 and $63,000, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Contractual Obligations

As of June 30, 2013, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

During the quarter ended June 30, 2013, except as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part I, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described in such reports and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

We have received a warning letter from the FDA. If we are unable to promptly correct the issues raised in the warning letter, our business, results of operations and financial condition could be materially adversely affected.

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility conducted between December 13, 2010 and January 21, 2011. In the warning letter, the FDA cited deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls.  In summary, the FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications.    During the quarter ended March 31, 2012 and the quarter ended March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued in 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. After the issuance of the Form 483 in 2012, we were notified by the FDA that a satisfactory inspection of our Hayward manufacturing facility would be required to close out the warning letter.  We have provided to the FDA with what we believe to be our final written responses and subsequent updates relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and continue to provide the FDA with updates. We are cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The FDA observations do not currently place restrictions on our ability to manufacture and ship our products.  We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review and assist in enhancing such systems and standards.  This work is ongoing and we are committed to improving our quality control and manufacturing practices.  We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out.  Unless and until the warning letter is closed out, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals.  Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications currently or previously listing our Hayward, California facility as a manufacturing location of finished dosage forms until these FDA observations are resolved.  For instance, in January 2013, the FDA issued a Complete Response Letter regarding our NDA for our late stage branded pharmaceutical product candidate, RYTARY™, which we are developing internally, for the symptomatic treatment of Parkinson’s disease.  In the Complete Response Letter, the FDA indicated that it required a satisfactory inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities.  During the assessment of the NDA, we had amended the NDA to withdraw the Hayward site as an alternative site of commercial production in the launch of RYTARY™.  We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and, as noted above, on closing out the warning letter, however we cannot be assured of when that will occur.  Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter into account when considering the award of contracts or the continuation or extension of such partnership agreements. Any such actions could significantly disrupt our business and harm our reputation, resulting in a material adverse effect on our business, business, results of operations and financial condition.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended June 30, 2013.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	12,040 shares of common stock	$16.29	—	—

May 1, 2013 to May 31, 2013	42,174 shares of common stock	$18.35	—	—

June 1, 2013 to June 30, 2013	752 shares of common stock	$18.86	—	—

(1)

Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.     Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.     Mine Safety Disclosures.

Not Applicable.

ITEM 5.     Other Information.

Not Applicable.

ITEM 6.     Exhibits

Exhibit No.	Description of Document
3.1	Amended and Restated Bylaws of Impax Laboratories, Inc., effective July 3, 2013.(1)

10.1	Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.(2)

10.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.(3)

10.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.(4)

10.4	Separation Agreement, dated June 24, 2013, by and between the Company and Larry Hsu, Ph.D.

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2013 and June 30, 2012, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2013 and June 30, 2012 and (v) Notes to Interim Consolidated Financial Statements.*

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2013.

(2) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2013.

(3) Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-189360) filed with the SEC on June 14, 2013.

(4) Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-189360) filed with the SEC on June 14, 2013.

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

Date: August 9, 2013	Impax Laboratories, Inc.

	By:	/s/ Larry Hsu, Ph.D.

Name: Larry Hsu, Ph.D.

Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Chief Financial Officer and
Sr. Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Amended and Restated Bylaws of Impax Laboratories, Inc., effective July 3, 2013.(1)

10.1	Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.(2)

10.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.(3)

10.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.(4)

10.4	Separation Agreement, dated June 24, 2013, by and between the Company and Larry Hsu, Ph.D.

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2013 and June 30, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2013 and June 30, 2012, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2013 and June 30, 2012 and (v) Notes to Interim Consolidated Financial Statements.*

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2013.

(2) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 15, 2013.

(3) Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-189360) filed with the SEC on June 14, 2013.

(4) Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-189360) filed with the SEC on June 14, 2013.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.