Form 10-Q
period 2013-09-30
IMPAX LABORATORIES INC
filed 2013-11-05
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐     No ☒

As of November 1, 2013, there were 69,557,376 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,129	$142,162
Short-term investments	203,517	156,756
Accounts receivable, net	133,506	92,249
Inventory, net	80,920	89,764
Deferred income taxes	47,764	42,529
Prepaid expenses and other current assets	8,432	22,083
Total current assets	707,268	545,543

Property, plant and equipment, net	179,885	180,758
Other assets	51,199	42,751
Deferred income taxes	29,248	19,394
Intangible assets, net	19,646	47,950
Goodwill	27,574	27,574
Total assets	$1,014,820	$863,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,925	$41,340
Accrued expenses	122,796	92,742
Accrued profit sharing and royalty expenses	11,908	4,936
Deferred revenue	4,452	6,277
Total current liabilities	165,081	145,295

Deferred revenue	4,848	6,362
Other liabilities	26,194	21,210
Total liabilities	196,123	172,867

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at September 30, 2013 and December 31, 2012	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 69,198,996 and 68,516,251 shares issued at September 30, 2013 and December 31, 2012, respectively	692	685
Additional paid-in capital	333,618	314,717
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	3,049	5,244
Retained earnings	483,495	372,614
Total stockholders’ equity	818,697	691,103
Total liabilities and stockholders’ equity	$1,014,820	$863,970

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Global Division revenues, net	$115,748	$100,430	$311,351	$356,759
Impax Division revenues, net	16,893	45,157	99,410	83,856
Total revenues	132,641	145,587	410,761	440,615
Cost of revenues	84,299	67,560	245,658	222,212
Gross profit	48,342	78,027	165,103	218,403

Operating expenses:
Research and development	16,071	20,012	51,216	58,697
Patent litigation expense (recovery)	4,497	(371)	13,079	6,581
Selling, general and administrative	27,968	28,927	90,961	75,030
Total operating expenses	48,536	48,568	155,256	140,308
(Loss) income from operations	(194)	29,459	9,847	78,095
Other (expense) income, net	(85)	86	152,366	(19)
Interest income	349	272	940	771
Interest expense	(50)	(145)	(378)	(607)
Income before income taxes	20	29,672	162,775	78,240
Provision for income taxes	200	9,635	51,894	27,166
Net (loss) income	$(180)	$20,037	$110,881	$51,074
Net (loss) income per share:
Basic	$(0.00)	$0.30	$1.66	$0.78
Diluted	$(0.00)	$0.29	$1.62	$0.75
Weighted average common shares outstanding:
Basic	67,051,121	65,797,722	66,764,550	65,451,926
Diluted	67,051,121	68,366,849	68,354,439	68,230,487

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net (loss) income	$(180)	$20,037	$110,881	$51,074
Currency translation adjustments	1,609	2,160	(2,195)	2,643
Comprehensive income	$1,429	$22,197	$108,686	$53,717

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net income	$110,881	$51,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,482	23,273
Recognition of deferred charge – Zomig® royalty	---	24,997
In-process research and development charge	---	1,550
Intangible asset impairment charge	13,906	---
Provision for inventory reserves	21,073	7,375
Accretion of interest income on short-term investments	(518)	(473)
Deferred income taxes – net and uncertain tax positions	(13,996)	(26,951)
Tax impact related to the exercise of employee stock options	(742)	(3,515)
Deferred revenue	---	1,738
Deferred product manufacturing costs	---	(2,743)
Recognition of deferred revenue	(3,339)	(16,236)
Amortization of deferred product manufacturing costs	---	2,775
Accrued profit sharing and royalty expense	49,768	67,427
Payments of profit sharing and royalty expense	(42,797)	(99,034)
Share-based compensation expense	14,066	12,146
Changes in certain assets and liabilities:
Accounts receivable	(41,257)	56,003
Inventory	(13,828)	(29,035)
Prepaid expenses and other assets	6,065	(2,526)
Accounts payable and accrued expenses	22,073	26,594
Other liabilities	3,429	5,774
Net cash provided by operating activities	155,266	100,213

Cash flows from investing activities:
Purchase of short-term investments	(266,291)	(177,461)
Maturities of short-term investments	220,048	252,883
Purchases of property, plant and equipment	(24,222)	(58,618)
Payment for product licensing rights, net	---	(64,760)
Net cash used for investing activities	(70,465)	(47,956)

Cash flows from financing activities:
Tax impact related to the exercise of employee stock options and restricted stock	742	3,515
Proceeds from exercise of stock options and ESPP	5,882	11,667
Net cash provided by financing activities	6,624	15,182

Effect of exchange rate changes on cash and cash equivalents	(458)	834

Net increase in cash and cash equivalents	90,967	68,273
Cash and cash equivalents, beginning of period	142,162	104,419
Cash and cash equivalents, end of period	$233,129	$172,692

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended
(in $000’s)	September 30, 2013	September 30, 2012
Cash paid for interest	$87	$15
Cash paid for income taxes	$16,338	$39,268

Accrued vendor invoices of approximately $2,299,000 and $6,677,000 at September 30, 2013 and 2012, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses. Depreciation expense was $4,750,000 and $3,764,000 for the three months ended September 30, 2013 and 2012, respectively, and was $14,250,000 and $10,577,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in turn sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 18 – Supplementary Financial Information.” The Company also generates revenue from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.” The Company provides these services through the research and development group in the Global Division. Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.”

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™ (IPX066), an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the New Drug Application (“NDA”) was accepted for filing by the U.S. Food and Drug Administration (“FDA”) in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. The Company is currently working with the FDA on the appropriate next steps for the RYTARY™ NDA. The Company has also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing during the second half of 2014. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories. Revenues from Impax-labeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 18 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.”

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

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of comprehensive income, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items, noted below. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan) Inc., Impax Laboratories USA, LLC, ThoRx Laboratories, Inc. and Impax Laboratories (Netherlands) BV, and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at September 30, 2013. All significant intercompany accounts and transactions have been eliminated.

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

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, and product and clinical trial liability. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 450, "Contingencies," the Company records accrued loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized.

Workforce reduction

On June 4, 2013, the Company committed to a reduction in the Company’s workforce, eliminating approximately 110 positions, with the majority of these positions at the Company’s Hayward, California manufacturing facility. The reduction in workforce is part of the Company’s efforts to streamline its operations in response to the need to reduce expenses and adapt to changing market conditions. The Company recorded an accrual for severance and related termination costs of $3.0 million in the three month period ended June 30, 2013 as a result of this workforce reduction. As of September 30, 2013, payments of $2.6 million were made and the Company currently expects the remainder of this balance to be paid before December 31, 2013.

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

OTC Partner revenue is related to agreements with Pfizer Inc. (formerly Wyeth) and L. Perrigo Company with respect to the supply of over-the-counter pharmaceutical products. The OTC Partner sales channel is no longer a core area of the business, and the over-the-counter pharmaceutical products the Company sells through this sales channel are older products which are only sold to Pfizer and Perrigo, and which are currently sold at a loss. The Company is currently only required to manufacture the over-the-counter pharmaceutical products under its agreements with Pfizer and Perrigo. In order to avoid deferring the losses incurred upon shipment of these products to Pfizer and Perrigo, the Company recognizes revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer or Perrigo, as applicable, which is generally when the product is shipped. The Company recognizes profit share revenue in the period earned.

2. REVENUE RECOGNITION (continued)

Research Partner:

The Research Partner contracts include revenue recognized under development agreements with unrelated third-party pharmaceutical companies. The development agreements generally obligate the Company to provide research and development services over multiple periods. In exchange for this service, the Company received upfront payments upon signing of each development agreement and is eligible to receive contingent milestone payments, based upon the achievement of contractually specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under one of these development agreements. The Company recognizes revenue received from the provision of research and development services, including the upfront payment and the milestone payments received before January 1, 2011 on a straight-line basis over the expected period of performance of the research and development services. The Company recognizes revenue received from the achievement of contingent research and development milestones after January 1, 2011 in the period such payment is earned. Royalty fee income, if any, will be recognized by the Company in the period when the revenue is earned.

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

A summary of short-term investments as of September 30, 2013 and December 31, 2012 is as follows:

(in $000’s)	Amortized	Gross Unrecognized	Gross Unrecognized	Fair
September 30, 2013	Cost	Gains	Losses	Value
Commercial paper	$67,947	$17	$--	$67,964
Corporate bonds	135,570	14	(31)	135,553
Total short-term investments	$203,517	$31	$(31)	$203,517

(in $000’s)	Amortized	Gross Unrecognized	Gross Unrecognized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Commercial paper	$70,140	$28	$--	$70,168
Government sponsored enterprise obligations	9,994	4	--	9,998
Corporate bonds	76,622	23	(12)	76,633
Total short-term investments	$156,756	$55	$(12)	$156,799

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	September 30, 2013	December 31, 2012
Gross accounts receivable	$244,078	$167,696
Less: Rebate reserve	(71,119)	(46,011)
Less: Chargeback reserve	(30,616)	(18,410)
Less: Other deductions	(8,837)	(11,026)
Accounts receivable, net	$133,506	$92,249

A roll forward of the rebate and chargeback reserves activity for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

(in $000’s)	September 30,	December 31,
Rebate reserve	2013	2012
Beginning balance	$46,011	$29,164
Provision recorded during the period	124,440	111,099
Credits issued during the period	(99,332)	(94,252)
Ending balance	$71,119	$46,011

(in $000’s)	September 30,	December 31,
Chargeback reserve	2013	2012
Beginning balance	$18,410	$22,161
Provision recorded during the period	271,114	209,452
Credits issued during the period	(258,908)	(213,203)
Ending balance	$30,616	$18,410

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company had an allowance for uncollectible amounts of $539,000 and $553,000 at September 30, 2013 and December 31, 2012, respectively.

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

Inventory, net of carrying value reserves at September 30, 2013 and December 31, 2012 consisted of the following:

(in $000’s)	September 30, 2013	December 31, 2012
Raw materials	$31,633	$31,884
Work in process	2,162	4,005
Finished goods	55,619	60,956
Total inventory	89,414	96,845
Less: Non-current inventory	8,494	7,081
Total inventory-current	$80,920	$89,764

Inventory carrying value reserves were $26,300,000 and $5,231,000 at September 30, 2013 and December 31, 2012, respectively. During the three month period ended March 31, 2013, the Company decided to discontinue the manufacture and distribution of certain unprofitable products after the Company conducted a strategic review of its currently manufactured generic product portfolio. As a result of this decision, the Company recorded an inventory reserve of $6.7 million related to the discontinued products. In addition, upon receipt of the Complete Response Letter for RYTARY™, the Company evaluated the impact of the expected delay of FDA approval on its ability to sell the associated inventory. The Company determined that a reserve of $5.0 million was appropriate and recorded this amount in the three month period ended March 31, 2013. During the three month period ended March 31, 2013, the Company also recorded a $6.4 million reserve for pre-launch inventory of a product manufactured for another third-party pharmaceutical company due to the anticipated delayed launch of such product as a result of the warning letter related to our Hayward, California manufacturing facility. The carrying value of unapproved inventory less reserves was $6,644,000 and $12,106,000 at September 30, 2013 and December 31, 2012, respectively.

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	September 30, 2013	December 31, 2012
Land	$5,773	$5,773
Buildings and improvements	135,613	130,995
Equipment	114,299	110,353
Office furniture and equipment	11,521	10,558
Construction-in-progress	10,981	9,843
Property, plant and equipment, gross	$278,187	$267,522

Less: Accumulated depreciation	(98,302)	(86,764)
Property, plant and equipment, net	$179,885	$180,758

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at September 30, 2013 and December 31, 2012, and the Company attributes the entire carrying amount of goodwill to the Global Division. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2012.

Intangible assets consisted of the following:

(in $000’s)	Initial	Accumulated			Carrying
September 30, 2013	Cost	Amortization	Impairment		Value
Amortized intangible assets:
Zomig® product rights	$42,045	$(28,173)	$	---	$13,872
Tolmar product rights	19,450	(2,020)		(13,156)	4,274
Other product rights	2,250	---		(750)	1,500
Total intangible assets	$63,745	$(30,193)		$(13,906)	$19,646

(in $000’s)	Initial	Accumulated			Carrying
December 31, 2012	Cost	Amortization	Impairment		Value
Amortized intangible assets:
Zomig® product rights	$45,096	$(17,987)	$	---	$27,109
Tolmar product rights	19,450	(859)		---	18,591
Other product rights	2,250	---		---	2,250
Total intangible assets	$66,796	$(18,846)	$	---	$47,950

The Zomig® product rights under the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) were amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet and over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet. The Zomig® product rights under the AZ Agreement are also being amortized over a period of 72 months starting in July 2012 for the nasal spray. The initial cost of the Zomig® product rights was adjusted during the three month period ended June 30, 2013 as a result of certain gross to net adjustments which were recorded during the second quarter of 2013 as more information became available. In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. During the three month period ended September 30, 2013, as a result of the most recent market share data obtained by the Company and the Company’s revised five year projections for the Tolmar product lines, the Company performed an intangible asset impairment test on the Tolmar products. Based on the results of the impairment analysis, the Company recorded a $13.2 million impairment charge to cost of revenues for the Global Division in the three month period ended September 30, 2013, which brought the intangible asset down to its estimated fair value. The remaining carrying value of the Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012. Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 12 - Alliance and Collaboration Agreements.” Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA. During the three month period ended September 30, 2013, as a result of a decision by management to withdraw one of these ANDAs and no longer seek FDA approval, the Company recorded an intangible asset impairment charge of $0.8 million in research and development expense, representing the full carrying value of the ANDA. For the remaining ANDA, the Company will either commence amortization upon FDA approval and commercialization over the estimated useful life of the product rights, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $1,032,000 and $11,347,000 for the three and nine month periods ended September 30, 2013, respectively.

The following schedule shows the expected amortization of the Zomig® and Tolmar product rights as of September 30, 2013 for the next five years and thereafter:

Amortization
(in $000s)	Expense
2013	$857
2014	3,427
2015	3,427
2016	3,427
2017	3,352
Thereafter	3,656
Totals	$18,146

9. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	September 30, 2013	December 31, 2012
Payroll-related expenses	$24,741	$22,553
Product returns	27,212	23,440
Government rebates	17,055	33,794
Legal and professional fees	8,731	3,993
Clinical trial costs	19	1,610
Income taxes payable	37,023	1,541
Physician detailing sales force fees	1,542	1,471
Other	6,473	4,340
Total accrued expenses	$122,796	$92,742

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products and Impax Products sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are generally not subject to returns. A roll forward of the product return reserve for the nine month period ended September 30, 2013 and the year ended December 31, 2012 is as follows:

(in $000’s)	September 30,	December 31,
Returns Reserve	2013	2012
Beginning balance	$23,440	$24,101
Provision related to sales recorded in the period	8,802	3,003
Credits issued during the period	(5,030)	(3,664)
Ending balance	$27,212	$23,440

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of September 30, 2013, the Company had remaining obligations under these contracts of approximately $14,627,000.

Purchase Order Commitments

As of September 30, 2013, the Company had $28,202,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

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

During the nine month period ended September 30, 2013, the Company recognized an aggregate consolidated tax provision of $51,894,000 for United States domestic and foreign income taxes. In the nine month period ended September 30, 2012, the Company recognized an aggregate consolidated tax provision of $27,166,000 for United States domestic and foreign income taxes. The increase in the tax provision resulted from higher consolidated income before taxes in the nine month period ended September 30, 2013, as compared to the same period in the prior year. The effective tax rate of 32% for the nine month period ended September 30, 2013 was lower than the effective tax rate of 35% for the prior year period primarily as a result of recording the estimated 2012 federal research and development credit, which was enacted retroactively in January 2013, in the nine month period ended September 30, 2013, as well as the partial year 2013 estimated federal research and development credit recorded in the nine month period ended September 30, 2013, which was not available for the same period last year due to the expiration of the credit.

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the personal property assets of the Company pursuant to a Security Agreement (the “Security Agreement”) entered into by the Company and the Administrative Agent. As further security, the Company also pledged to the Administrative Agent, 65% of the Company’s equity interest in its wholly owned subsidiary Impax Laboratories (Taiwan), Inc., all of the Company’s equity interests in its wholly owned domestic subsidiaries and must similarly pledge all or a portion of its equity interest in future subsidiaries. Under the Credit Agreement, among other things:

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

●

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of September 30, 2013, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

During the nine month periods ended September 30, 2013 and 2012, unused line fees incurred under the Credit Agreement were $107,000 and $95,000, respectively.

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During the three month period ended March 31, 2013, the Company received a payment in the amount of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 as other income on the consolidated statement of operations. The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for the Company to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $16,235,000 and $66,951,000 on sales of the AG Product during the nine month periods ended September 30, 2013 and 2012, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company paid Tolmar a $21,000,000 up-front payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012. The Company has the potential to pay up to $24,000,000 in additional contingent milestone payments if certain commercialization and regulatory events occur. The up-front payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and is being amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights is included as a component of cost of revenues on the consolidated statement of operations. The Company initially allocated $1,550,000 of the up-front payment to two products which are still in development and recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. Contingent milestone payments will be initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments that are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. As discussed in “Note 8 – Goodwill and Intangible Assets,” the Company recorded a $13.2 million intangible asset impairment charge to cost of revenues in the three month period ended September 30, 2013 related to the Tolmar product rights acquired under the Tolmar Agreement.

The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of September 30, 2013, Tolmar has borrowed $11,000,000 under the Tolmar Loan Agreement. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products. In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole (generic to Prilosec®) 10mg, 20mg and 40mg products. Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/pseudoephedrine (generic to Allegra-D®) product, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000. The Company recognized previously deferred revenue related to the Teva Agreement of $981,000 in the nine month periods ended September 30, 2013 and 2012. No additional amounts were deferred during the nine month periods ended September 30, 2013 and 2012.

OTC Partners Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer Inc. (formerly Wyeth) (the “Pfizer Agreement”), for a term of approximately 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Pfizer Agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, Pfizer and the Company entered into an agreement with L. Perrigo Company whereby the parties agreed that the Company would supply the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets to Perrigo in the United States and its territories (the “Perrigo Agreement”). The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer and Perrigo are responsible for marketing and sale of the products. The Pfizer and Perrigo Agreements are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells under both agreements are older products which are only sold to Pfizer and to Perrigo, and which are sold at a loss, on a fully absorbed basis. The Company recognized previously deferred revenue of $2,126,000 and product manufacturing costs of $2,729,000 in the nine month period ended September 30, 2012, related to the Pfizer and Perrigo Agreements.

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

License, Development and Commercialization Agreement & Supply Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”). Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 (brand name RYTARY™ in the United States) throughout the world, except in the United States and Taiwan, and certain follow-on products at the option of GSK. Under the terms of the agreement, GSK paid an $11,500,000 upfront payment in December 2010, and the Company had the potential to receive up to $169,000,000 of contingent milestone payments. The upfront payment was recognized as revenue on a straight-line basis over the Company’s expected period of performance to provide research and development services which ended on December 31, 2012. In April 2013, the Company and GSK announced that they were terminating their collaboration for the development and commercialization of IPX066 outside the United States and Taiwan as a result of delays in the anticipated regulatory approval and launch dates in countries in which GSK has rights to commercialize the product and terminated the License, Development and Commercialization Agreement. At the end of July 2013, GSK’s rights to develop and commercialize IPX066 outside the United States and Taiwan were transferred back to the Company.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012, and accounted for these payments as a reduction of the aggregate $130,000,000 in quarterly payments made to AstraZeneca during 2012. The Company allocated $45,096,000 of the $86,436,000 net payments made to AstraZeneca to an intangible asset, and the remaining $41,340,000 to prepaid royalty expense related to sales of Impax-labeled branded Zomig® products during 2012, with such royalty expense included in cost of revenues on the consolidated statement of operations. Beginning in January 2013, the Company is obligated to pay AstraZeneca tiered royalties on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States.

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 91 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $5,604,000 as of September 30, 2013. Revenue recognized under the Endo Agreement is reported in the line item “Other Revenues” in “Note 18 - Supplementary Financial Information.” The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth, now a wholly owned subsidiary of Pfizer) ("Pfizer Co-Promotion Agreement"). The Company’s obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012. Prior to such time, the Company had received a fixed fee, effective January 1, 2010, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. The Company recognized the physician detailing sales force fee revenue as the related services were performed and the performance obligations were met. The Company recognized $7,070,000 in the six month period ended June 30, 2012 under the Pfizer Co-Promotion Agreement, which is included in the line item “Other Revenues” in “Note 18 - Supplementary Financial Information.” As the Company’s obligation under the Pfizer Co-Promotion Agreement ended on June 30, 2012, no amounts were recognized under this agreement during the nine month period ended September 30, 2013.

13. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years. Total share-based compensation expense recognized in the consolidated statement of operations during the three and nine month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000’s)	2013	2012	2013	2012
Manufacturing expenses	$618	$559	$1,498	$1,726
Research and development	1,074	1,163	3,802	3,462
Selling, general and administrative	1,871	2,101	8,766	6,958
Total	$3,563	$3,823	$14,066	$12,146

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

The following table summarizes stock option activity during the nine month period ended September 30, 2013:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2012	4,177,221	$12.72
Options granted	503,000	$17.56
Options exercised	(641,596)	$8.40
Options forfeited	(90,663)	$19.75
Outstanding at September 30, 2013	3,947,962	$13.94
Options exercisable at September 30, 2013	2,897,461	$12.09

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

A summary of the Company’s non-vested restricted stock awards activity during the nine month period ended September 30, 2013 is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	1,954,570	$20.97
Granted	326,500	$18.72
Vested	(228,758)	$16.78
Forfeited	(222,432)	$20.64
Non-vested at September 30, 2013	1,829,880	$21.14

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

As of September 30, 2013, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $31,662,000 related to all of its share-based awards, which will be recognized over a weighted-average period of 1.99 years. As of September 30, 2013, the Company estimated 3,495,000 stock options and 1,620,000 shares of restricted stock awards granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the nine month periods ended September 30, 2013 and 2012 was $7,013,000 and $11,484,000, respectively. The total fair value of restricted stock awards which vested during the nine month periods ended September 30, 2013 and 2012 was $3,839,000 and $3,563,000, respectively. As of September 30, 2013, the Company had 4,049,424 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the nine month periods ended September 30, 2013 and 2012, the Company did not issue any preferred stock.

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

In May 2013, the Company’s stockholders approved an increase of 3,150,000 shares of common stock that may be issued under the Company’s 2002 Plan.

15. EARNINGS PER SHARE

The Company's earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted average number of shares of common stock outstanding for the period, along with diluted net income per share, computed by dividing net income by the weighted average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three and nine month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000’s except share and per share amounts)	2013	2012	2013	2012

Numerator:
Net income	$(180)	$20,037	$110,881	$51,074

Denominator:
Weighted average common shares outstanding	67,051,121	65,797,722	66,764,550	65,451,926

Effect of dilutive stock options and restricted stock awards	---	2,569,127	1,589,889	2,778,561

Diluted weighted average common shares outstanding	67,051,121	68,366,849	68,354,439	68,230,487

Basic net (loss) income per share	$(0.00)	$0.30	$1.66	$0.78
Diluted net (loss) income per share	$(0.00)	$0.29	$1.62	$0.75

For the three month period ended September 30, 2013, the Company had a net loss. Only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share for the three month period ended September 30, 2013 as inclusion of the potential common shares would be anti-dilutive. For the three month period ended September 30, 2012, the Company excluded 769,335 and for the nine month periods ended September 30, 2013 and 2012, the Company excluded 1,943,746 and 911,274, respectively, of shares issuable upon the exercise of stock options and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive. Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

16. SEGMENT INFORMATION

The Company has two reportable segments, the Global Division and the Impax Division. The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 18 – Supplementary Financial Information.” The Company also generates revenue in its Global Division from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 18 – Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.”

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™, an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. The Company is currently working with the FDA on the appropriate next steps for the RYTARY™ NDA. The Company has also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing during the second half of 2014. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories. Revenues from Impax-labeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 18 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 18 – Supplementary Financial Information.”

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

16. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2013	Division	Division	and Other	Company
Revenues, net	$115,748	$16,893	$ ---	$132,641
Cost of revenues	77,082	7,217	---	84,299
Research and development	10,970	5,101	---	16,071
Patent litigation expense	4,497	---	---	4,497
Income (loss) before provision for income taxes	$19,528	$(5,503)	$(14,005)	$20

(in $000’s)	Global	Impax	Corporate	Total
Three Months Ended September 30, 2012	Division	Division	and Other	Company
Revenues, net	$100,430	$45,157	$ ---	$145,587
Cost of revenues	44,106	23,454	---	67,560
Research and development	12,400	7,612	---	20,012
Patent litigation recovery	(371)	---	---	(371)
Income (loss) before provision for income taxes	$40,561	$1,593	$(12,482)	$29,672

(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2013	Division	Division	and Other	Company
Revenues, net	$311,351	$99,410	$ ---	$410,761
Cost of revenues	193,251	52,407	---	245,658
Research and development	31,972	19,244	---	51,216
Patent litigation expense	13,079	---	---	13,079
Income (loss) before provision for income taxes	$60,452	$(6,918)	$109,241	$162,775

(in $000’s)	Global	Impax	Corporate	Total
Nine Months Ended September 30, 2012	Division	Division	and Other	Company
Revenues, net	$356,759	$83,856	$ ---	$440,615
Cost of revenues	177,690	44,522	---	222,212
Research and development	35,219	23,478	---	58,697
Patent litigation expense	6,581	---	---	6,581
Income (loss) before provision for income taxes	$125,957	$(6,410)	$(41,307)	$78,240

Foreign Operations

The Company’s wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $141,703,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at September 30, 2013.

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

17. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc., et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware (the “District Court”) alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma and Supernus against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the District Court on the issues of patent infringement and validity. In August 2011, the District Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, which expires in December 2027, infringed and not invalid. After proceedings related to the remedy, on June 8, 2012, the District Court entered final judgment with respect to that litigation. On June 22, 2012, the District Court entered its final judgment with respect to the Company. All parties filed notices of appeal and/or cross-appeal in July 2012. The briefing at the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) was completed for all parties on January 28, 2013. The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation. On August 7, 2013, the Federal Circuit affirmed-in-part, reversed-in-part, and remanded the case to the District Court. The finding that the fifth patent was infringed and not invalid was affirmed, as was the finding that the asserted independent claims of the other four patents were invalid and/or not infringed. The Federal Circuit reversed the District Court’s finding that some of the dependent claims of the four patents were invalid and remanded for further proceedings.

17. LEGAL AND REGULATORY MATTERS (continued)

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc. (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California alleging patent infringement based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company filed an answer and counterclaims. The trial court issued a claim construction ruling on April 11, 2012. In November 2012, the Company and Takeda filed cross motions for summary judgment regarding infringement and validity of the patents at issue. On April 8, 2013, the District Court ruled on the summary judgment motions as follows: (a) granted the Company’s motion for non-infringement of U.S. Patent No. 7,790,755, (b) granted Takeda’s motion of infringement of U.S. Patent Nos. 6,664,276, 6,462,058 and 6,939,971 and (c) denied the Company’s motion of invalidity for U.S. Patent No. 6,939,971. A bench trial was conducted beginning on June 5, 2013, and a decision was rendered on October 17, 2013, finding the asserted claims of U.S. Patent Nos. 6,462,058, 6,664,276, and 6,939,971 infringed and not invalid. The Company is currently considering its options, including an appeal.

In May 2013, Takeda filed another complaint against the Company in the U.S. District Court for the Northern District of California, alleging infringement of U.S. Patent No. 8,173,158 based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. Takeda filed an amended complaint in July 2013, alleging infringement of another patent, U.S. Patent No. 8,461,187. The Company filed an answer and counterclaims. Discovery is proceeding. Trial is scheduled for April 13, 2015.

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)

In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to Oxycodone Hydrochloride, Controlled Release tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin® (related to NDA 022272). The Company filed an answer and counterclaims. A bench trial was held in September and October 2013, and a decision is pending. In February 2013, Purdue Pharma L.P. and Grunenthal GmbH filed a separate lawsuit against the Company involving the same product and ANDA, asserting infringement of two newly issued patents. Purdue Pharma L.P. filed a third lawsuit in May 2013 against the Company involving the same product and ANDA, asserting infringement of a third newly issued patent. The Company filed an answer and counterclaims in both of these lawsuits. Discovery is proceeding, with a trial-ready date of July 9, 2014.

Avanir Pharmaceuticals, Inc. et al. v. Impax Laboratories, Inc. (Dextromethorphan/Quinidine)

In August 2011, Avanir Pharmaceuticals, Inc., Avanir Holding Co., and Center for Neurological Study filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta®. The Company filed an answer and counterclaims. On October 8, 2012, Avanir Pharmaceuticals, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement of a new patent, US Patent 8,227,484, issued July 24, 2012, also based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta. The Company filed an answer and counterclaims on October 10, 2012. A bench trial was conducted beginning on September 9, 2013, and a decision is pending.

GlaxoSmithKline LLC, et al. v. Impax Laboratories, Inc., et al. (Dutasteride/Tamsulosin)

In September 2011, GlaxoSmithKline LLC and SmithKline Beecham Corp. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg, generic of Jalyn®. The Company filed an answer and counterclaim. The trial court issued a claim construction ruling on November 15, 2012. A bench trial was conducted starting on January 28, 2013, and a decision was rendered on August 9, 2013, finding the asserted claims of the patent in suit infringed and not invalid. The Company has filed a notice of appeal and an expedited appeal of the decision is pending.

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

Acura Pharmaceuticals, Inc. v. Impax Laboratories, Inc. (Oxycodone HCl)

In October 2012, Acura Pharmaceuticals, Inc. (“Acura”) filed suit against the Company in the U.S. District Court for the District of Delaware (the “District Court”) alleging patent infringement for the filing of the Company’s ANDA relating to Oxycodone Hydrochloride Tablets, 5 mg and 7.5 mg, generic to Oxecta®. In November 2012, the Company filed its answer and counterclaims. Discovery is proceeding. Trial is scheduled for October 27, 2014. On October 2, 2013, the Company and Acura filed a Stipulation and Order announcing that they have reached an agreement to settle the action and requesting that the District Court stay the action for 45 days. The District Court stayed the case for 45 days on October 2, 2013.

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

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and Rhodes Technologies v. Impax Laboratories, Inc. (Oxycodone HCl)

In January 2013, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P. and Rhodes Technologies filed suit against the Company in the U.S. District Court for the Southern District of New York (the “District Court”) alleging patent infringement based on the filing of the Company’s two ANDAs relating to Oxycodone Hydrochloride, extended-release tablets: one for 10, 15, 20, 30 and 40 mg, and one for 60 and 80 mg. The dosage forms are generic to OxyContin® (related to NDA 020553). The Company filed an answer and counterclaims in February 2013. The District Court dismissed the action in July 2013.

17. LEGAL AND REGULATORY MATTERS (continued)

Pfizer Inc. and UCB Pharma GMBH v. Impax Laboratories, Inc. (Fesoterodine)

In June 2013, Pfizer Inc. and UCB Pharma GMBH filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Fesoterodine Fumarate Extended-Release Tablets, 4 and 8 mg, generic to Toviaz®. The Company filed its answer and counterclaims.

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

Warner Chilcott Co., LLC and Warner Chilcott (US), LLC  v. Impax Laboratories, Inc. (Risedronate)

In October 2013, Warner Chilcott Co., LLC and Warner Chilcott (US), LLC  (together, “Warner Chilcott”) filed suit against the Company in the United States District Court for the District of New Jersey, alleging patent infringement based on the filing of the Company’s ANDA relating to Risedronate Sodium Delayed Release Tablets, 35 mg, generic to Atelvia®.

Other Litigation Related to the Company’s Business

Civil Investigative Demand from the FTC

On May 2, 2012, the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”) concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation is to determine whether Medicis Pharmaceutical Corporation, now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. (“Medicis”), the Company, and six other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding SOLODYN® or its generic equivalents and/or (ii) engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. The Company is cooperating with the FTC in producing documents and information in response to the investigation. To the knowledge of the Company no FTC proceedings have been initiated against the Company to date, however no assurance can be given as to the timing or outcome of this investigation.

Solodyn® Antitrust Class Actions

From July to October 2013, thirteen class action complaints were filed against manufacturers of the brand drug Solodyn® and its generic equivalents, including the Company.

On July 22, 2013, Plaintiff United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On July 23, 2013, Plaintiff Rochester Drug Co-Operative, Inc., a direct purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On August 1, 2013, Plaintiff International Union of Operating Engineers Local 132 Health and Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated. On August 29, 2013, this Plaintiff withdrew its complaint from the United States District Court for the Northern District of California, and on August 30, 2013, re-filed the same complaint in the United States Court for the Eastern District of Pennsylvania, on behalf of itself and others similarly situated.

17. LEGAL AND REGULATORY MATTERS (continued)

On August 9, 2013, Plaintiff Local 274 Health & Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On August 12, 2013, Plaintiff Sheet Metal Workers Local No. 25 Health & Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On August 27, 2013, Plaintiff Fraternal Order of Police, Fort Lauderdale Lodge 31, Insurance Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On August 29, 2013, Plaintiff Heather Morgan, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On August 30, 2013, Plaintiff Plumbers & Pipefitters Local 178 Health & Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On September 9, 2013, Plaintiff Ahold USA, Inc., a direct purchaser, filed a class action complaint in the United States District Court for the District of Massachusetts on behalf of itself and others similarly situated.

On September 24, 2013, Plaintiff City of Providence, Rhode Island, an indirect purchaser, filed a class action complaint in the United States District Court for the District of Arizona on behalf of itself and others similarly situated.

On October 2, 2013, Plaintiff International Union of Operating Engineers Stationary Engineers Local 39 Health & Welfare Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the District of Massachusetts on behalf of itself and others similarly situated.

On October 7, 2013, Painters District Council No. 30 Health and Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the District of Massachusetts on behalf of itself and others similarly situated.

On October 25, 2013, Plaintiff Man-U Service Contract Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On October 11, 2013, defendants in these actions (including the Company) moved the United States Judicial Panel on Multidistrict Litigation to consolidate these actions in either the District of Arizona or the Eastern District of Pennsylvania for coordinated pretrial proceedings.

In each case, the complaints allege that Medicis engaged in an overarching anticompetitive scheme by, among other things, filing frivolous patent litigation lawsuits, submitting frivolous Citizen Petitions, and entering into anticompetitive settlement agreements with several generic manufacturers, including the Company, to delay generic competition of Solodyn® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively (“Securities Class Actions”), alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARY™ and its generic version of Concerta®. These two Securities Class Actions have subsequently been consolidated, assigned to the same judge, and lead plaintiff has been chosen. The plaintiff’s consolidated amended complaint was filed on September 13, 2013.

17. LEGAL AND REGULATORY MATTERS (continued)

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

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2013 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30
Revenue:
Global Product sales, gross	$197,956	$217,721	$279,441
Less:
Chargebacks	64,345	82,013	98,449
Rebates	30,572	35,649	54,530
Product Returns	94	1,989	2,857
Other credits	5,160	8,312	11,919
Global Product sales, net	97,785	89,758	111,686

Rx Partner	3,114	3,668	3,016
Other Revenues	737	539	1,046
Global Division revenues, net	101,636	93,965	115,748

Impax Product sales, gross	69,292	48,300	22,849
Less:
Chargebacks	7,790	10,095	8,422
Rebates	6,236	(1,735)	(812)
Product Returns	1,490	2,197	175
Other credits	7,255	2,409	(1,498)
Impax Product sales, net	46,521	35,334	16,562

Other Revenues	332	332	331
Impax Division revenues, net	46,853	35,666	16,893

Total revenues	148,489	129,631	132,641

Gross profit	57,871	58,887	48,342

Net income (loss)	$105,442	$5,619	$(180)

Net income (loss) per share (basic)	$1.59	$0.08	$(0.00)
Net income (loss) per share (diluted)	$1.55	$0.08	$(0.00)

Weighted average: common shares outstanding:
Basic	66,487,470	66,748,864	67,051,121
Diluted	68,178,355	68,287,948	67,051,121

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

	2012 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30
Revenue:
Global Product sales, gross	$185,671	$223,452	$178,628
Less:
Chargebacks	39,155	50,670	47,366
Rebates	20,589	26,847	24,285
Product Returns	(329)	948	304
Other credits	10,045	18,552	7,210
Global Product sales, net	116,211	126,435	99,463

Rx Partner	2,978	2,466	(792)
Other Revenues	4,076	4,167	1,759
Global Division revenues, net	123,265	133,068	100,430

Impax Product sales, gross	--	40,815	63,909
Less:
Chargebacks	--	4,449	8,308
Rebates	--	3,714	5,113
Product Returns	--	878	1,374
Other credits	--	3,683	5,787
Impax Product sales, net	--	28,091	43,327

Other Revenues	5,303	5,301	1,830
Impax Division revenues, net	5,303	33,392	45,157

Total revenues	128,568	166,460	145,587

Gross profit	62,553	77,823	78,027

Net income	$12,365	$18,672	$20,037

Net income per share (basic)	$0.19	$0.29	$0.30
Net income per share (diluted)	$0.18	$0.27	$0.29

Weighted average: common shares outstanding:
Basic	65,122,240	65,482,700	65,797,722
Diluted	67,907,263	67,954,573	68,366,849

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

19. SUBSEQUENT EVENTS

Under the Tolmar Loan Agreement, the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15.0 million. As of September 30, 2013, Tolmar had borrowed $11.0 million under the Tolmar Loan Agreement. During October 2013, Tolmar borrowed the remaining $4.0 million under the Tolmar Loan Agreement. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

In June 2012, the Company entered into the Tolmar Agreement. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize Diclofenac Gel 3% (generic to Solaraze®) in the United States and its territories. In October 2013, the FDA granted final approval of Tolmar’s ANDA for its generic version of Solaraze®. Tolmar was the first company to file a substantially complete ANDA containing a Paragraph IV certification and the Company intends to shortly commercialize this first-to-file product through its Global Division. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the product, and the Company is responsible for marketing and sale of the product. Upon commercialization of generic Solaraze®, the Company will be required to pay a $12.0 million milestone payment as well as a profit share to Tolmar on sales of the product pursuant to the terms of the Tolmar Agreement.

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

We plan to continue to expand our Global Division through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on developing, manufacturing, selling and distributing controlled-release generic versions of selected brand-name pharmaceuticals covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. Generic products contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name products already approved for use in the United States by the FDA. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. Our Global Division also generates revenues from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical entity. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties, such as our development, supply and distribution agreement with TOLMAR, Inc. (“Tolmar”) pursuant to which we received an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending at the FDA, in the United States and its territories.

We sell and distribute generic pharmaceutical products primarily through four sales channels:

●	the “Global Product” sales channel: generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others;

●	the “Private Label” sales channel: generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in turn sell the product under their own label;

●	the “Rx Partner” sales channel: generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements; and

●	the “OTC Partner” sales channel: sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities pursuant to alliance, collaboration and supply agreements.

As of November 1, 2013, we marketed 116 generic pharmaceutical products representing dosage variations of 37 different pharmaceutical compounds through our Global Division, and 14 other generic pharmaceutical products, representing dosage variations of four different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of November 1, 2013, our marketed generic products included, but are not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®) and oxymorphone HCI ER (generic to OPANA® ER). Our exclusivity period for the oxymorphone tablets expired in early July 2013. Also in July 2013, we launched our authorized generic Trilipix® delayed release capsules, through our Global Division.

The Impax Division is focused on developing proprietary branded pharmaceuticals products for the treatment of CNS disorders, which include migraine, multiple sclerosis and Parkinson’s disease, and the promotion and sale of branded pharmaceutical products through our specialty sales force. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies.

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

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the U.S. or outside the U.S. We currently have one late-stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ (IPX066) for the treatment of symptomatic Parkinson’s disease, for which an NDA was accepted for filing by the FDA in February 2012. In January 2013, the FDA issued a Complete Response Letter regarding the NDA for RYTARY™. A Complete Response Letter is issued by the FDA’s Center for Drug Evaluation and Research when the review cycle for a pharmaceutical product candidate is complete and the application is not yet ready for approval. In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities. During the assessment of the NDA, we withdrew our Hayward site as an alternative site of commercial production at launch for RYTARY™. We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and on resolving the warning letter. We have also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing during the second half of 2014.

Our branded product pharmaceutical programs in the Impax Division previously included a program for IPX159, an oral controlled-release formulation for the potential treatment of moderate to severe Restless Legs Syndrome (“RLS”). After a review of the results from the Phase IIb clinical study of IPX159 in patients, we determined that although the results showed a modest improvement in addressing RLS symptoms, such results from the study did not achieve the statistical criteria for its primary efficacy endpoints compared to placebo. Given these results, in mid-February 2013, we discontinued our development program for IPX159 and redirected our resources to our other programs. We also discontinued development of one of our branded product candidates for the treatment of epilepsy as a result of technical and competitive factors. We have a number of other product candidates that are in varying stages of development and currently intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.

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

Pursuant to a license and distribution agreement, we are dependent on a third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell. We experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company. In November 2010, we filed suit against the third-party supplier of our authorized generic of Adderall XR® for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement. We entered into a settlement agreement and an amended and restated license and distribution agreement with the third-party supplier in February 2013. If we suffer supply disruptions related to our authorized generic Adderall XR® product in the future, our revenues and relationships with our customers may be materially adversely affected. Further, we may enter into similar license and distribution agreements in the future.

Quality Control

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility citing deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls. The FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications.

During the quarter ended March 31, 2012 and the quarter ended March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and continue to provide the FDA with updates. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. We will continue to provide information to the agency about our quality and manufacturing improvement programs and have committed to answering any questions the FDA might have on any applications or programs. We believe that a satisfactory re-inspection of our Hayward manufacturing facility would be required to close out the warning letter and resolve the 2013 Form 483 observations. The FDA did not notify us at the meeting of any additional enforcement actions, however, no assurance can be given as to whether the FDA will take any further actions. We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our products.

We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review and assist in enhancing such systems and standards. This work is ongoing and we are committed to improving our quality control and manufacturing practices. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out and the Form 483 observations resolved, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until the warning letter is closed out and the Form 483 observations are resolved. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter and Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we are unable to promptly correct the issues raised in the warning letter and Form 483 observations, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

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

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30,	December 31,
	2013	2012
	($ in 000’s)
Chargeback reserve
Beginning balance	$18,410	$22,161
Provision recorded during the period	271,114	209,452
Credits issued during the period	(258,908)	(213,203)
Ending balance	$30,616	$18,410

Provision as a percent of gross product sales	32%	22%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, increased 10% during the nine month period ended September 30, 2013 as a result of an increase in the estimated provision for chargebacks related to our authorized generic Adderall XR® products due to price erosion resulting from increased competition.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30,	December 31,
	2013	2012
	($ in 000’s)
Rebate reserve
Beginning balance	$46,011	$29,164
Provision recorded during the period	124,440	111,099
Credits issued during the period	(99,332)	(94,252)
Ending balance	$71,119	$46,011

Provision as a percent of gross product sales	15%	12%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased 3% during the nine month period ended September 30, 2013 as a result of product sales mix, as well as higher levels of rebates offered on our authorized generic Adderall XR® products.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the product returns reserve for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30,	December 31,
	2013	2012
	($ in 000’s)
Returns reserve
Beginning balance	$23,440	$24,101
Provision related to sales recorded in the period	8,802	3,003
Credits issued during the period	(5,030)	(3,664)
Ending balance	$27,212	$23,440

Provision as a percent of gross product sales	1.1%	0.3%

As noted in the table above, the provision for returns as a percent of gross product sales increased 0.8% during the nine month period ended September 30, 2013, as compared to the year ended December 31, 2012. For 2012, the Company’s historical experience for returns continued to decrease as a result of lower actual returns being factored into our historical lag period for higher volume products such as fenofibrate.   The primary factor driving the 2013 rate is due to a shifting sales mix within both the generic and brand product divisions.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the pricing programs which may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $17,055,000 and $33,794,000 as of September 30, 2013 and December 31, 2012, respectively. The decrease from December 31, 2012 is primarily the result of a lower portion of our sales coming from Medicaid patients.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $733,000 and $390,000 as of September 30, 2013 and December 31, 2012, respectively.

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

OTC Partner revenue is related to our alliance, collaboration and supply agreements with Pfizer Inc. (formerly Wyeth) and L. Perrigo Company with respect to the supply of over-the-counter pharmaceutical products. The OTC Partner sales channel is no longer a core area of our business, and the over-the-counter pharmaceutical products we sell through this sales channel are older products which are only sold to Pfizer and Perrigo, and which we sell at a loss. The Company is currently only required to manufacture the over-the-counter pharmaceutical products under its agreements with Pfizer and Perrigo. In order to avoid deferring the losses we incur upon shipment of these products to Pfizer and Perrigo, we recognize revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer and Perrigo, as applicable, which is generally when the product is shipped by us. We recognize profit share revenue in the period earned.

Research Partner. We have entered into development agreements with unrelated third-party pharmaceutical companies under which we are collaborating in the development of five dermatological products, including four generic products and one branded dermatological product, and one branded CNS product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. We defer and recognize revenue received from the provision of research and development services, including the upfront payment and the milestone payments received before January 1, 2011 on a straight-line basis over the expected period of performance of the research and development services. We recognize revenue received from the achievement of contingent research and development milestones after January 1, 2011 currently in the period such payment is earned. We will recognize royalty fee income, if any, as current period revenue when earned.

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

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan typically vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model. Expected volatility is determined based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock and have no present intention to pay cash dividends.

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

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at September 30, 2013. We carry our deferred compensation liability at fair value, based upon observable market values. We had no debt outstanding as of September 30, 2013. Our only remaining debt instrument at September 30, 2013 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

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

Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles," rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2012, as the fair value of the Global Division exceeded its carrying value. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. To date, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,	September 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$132,641	$145,587	$(12,946)	(9)%

Gross profit	48,342	78,027	(29,685)	(38)%

(Loss) income from operations	(194)	29,459	(29,653)	nm

Income before income taxes	20	29,672	(29,652)	nm
Provision for income taxes	200	9,635	(9,435)	nm
Net (loss) income	$(180)	$20,037	$(20,217)	nm

*nm-not meaningful

Net loss for the three month period ended September 30, 2013 was $0.2 million, a decrease of $20.2 million as compared to net income of $20.0 million for the three month period ended September 30, 2012. The decrease was attributable to a decline in sales of certain of our Global Products, specifically our authorized generic Adderall XR® and fenofibrate products, as well as a decline in our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. Also contributing to the decline in net income were intangible asset impairment charges of $13.9 million recorded in the three month period ended September 30, 2013, as discussed in “Note 8 – Goodwill and Intangible Assets.” Partially offsetting these declines were sales of our non AB-rated oxymorphone hydrochloride extended-release tablets, as well as our authorized generic Trilipix® delayed release capsules, which we launched in July 2013.

 Global Division

The following table sets forth results of operations for the Global Division for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,	September 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
Revenues:			$	%
Global Product sales, net	$111,686	$99,463	$12,223	12%
Rx Partner	3,016	(792)	3,808	nm
Other Revenues	1,046	1,759	(713)	(41)%
Total revenues	115,748	100,430	15,318	15%
Cost of revenues	77,082	44,106	32,976	75%
Gross profit	38,666	56,324	(17,658)	(31)%

Operating expenses:
Research and development	10,970	12,400	(1,430)	(12)%
Patent litigation expense (recovery)	4,497	(371)	4,868	nm
Selling, general and administrative	3,671	3,734	(63)	(2)%
Total operating expenses	19,138	15,763	3,375	21%
Income from operations	$19,528	$40,561	$(21,033)	(52)%

*nm-not meaningful

Revenues

Total revenues for the Global Division for the three month period ended September 30, 2013, were $115.7 million, an increase of 15% over the same period in 2012, principally resulting from the increase in Global Product sales, net, as discussed below.

Global Product sales, net, were $111.7 million for the three month period ended September 30, 2013, an increase of 12% over the same period in 2012, primarily as a result of sales of our authorized generic Trilipix® delayed release capsules, which we launched in July 2013, and our non AB-rated oxymorphone hydrochloride extended-release tablets, which we launched in January 2013. In addition, in May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. Partially offsetting these increases were lower sales of our authorized generic Adderall XR® and fenofibrate products. With respect to our authorized generic Adderall XR® products, we have experienced declines in both market share and average net selling prices as a result of an unrelated pharmaceutical company receiving FDA approval in June 2012 for a competitor product and beginning to market their product. With respect to our fenofibrate product, in October 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA and began being marketed. Any further diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Rx Partner revenues were $3.0 million for the three month period ended September 30, 2013, an increase of $3.8 million from the prior year period, resulting from a charge of $2.0 million in the three month period ended September 30, 2012 related to the voluntary market withdrawal of our bupropion XL 300 mg product in 2012 for which there was no similar charge in the current year period, in addition to a $1.2 million increase from the prior year period in profit-share revenue received under the Teva Agreement.

Other Revenues were $1.0 million for the three month period ended September 30, 2013, with the decrease of $0.7 million from the prior year period primarily resulting from our extension of the revenue recognition period for the Valeant Agreement from the initial recognition period ending in November 2012 to December 2014, due to changes in the estimated timing of completion of certain research and development activities under the agreement.

Cost of Revenues

Cost of revenues was $77.1 million for the three month period ended September 30, 2013, an increase of $33.0 million compared to the prior year period. Cost of revenues increased primarily as a result of an intangible asset impairment charge of $13.2 million, as discussed in “Note 8 – Goodwill and Intangible Assets,” an increase in remediation-related expenses of $8.1 million and reduced efficiencies as a result of lower production levels.

Gross Profit

Gross profit for the three month period ended September 30, 2013 was $38.7 million, or approximately 33% of total revenues, as compared to $56.3 million, or approximately 56% of total revenues, in the prior year period. Gross profit in the current year period decreased, on a percentage basis, when compared to gross profit in the prior year period due primarily to the previously disclosed intangible asset impairment charge and higher remediation-related expenses.

Research and Development Expenses

Total research and development expenses for the three month period ended September 30, 2013 were $11.0 million, a decrease of 12%, as compared to $12.4 million in the prior year period. Generic research and development expenses decreased $1.4 million as compared to the prior year period primarily due to the timing of completion of certain research and development projects.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended September 30, 2013 were $4.5 million, as compared to a recovery of $0.4 million for the three month period ended September 30, 2012. The increase in patent litigation expenses of $4.9 million compared to the prior year period was primarily the result of the receipt of $5.0 million in the prior year period for the reimbursement of legal fees received pursuant to the settlement of patent litigation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2013 were $3.7 million, remaining relatively consistent over the same period in 2012.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,	September 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
Revenues:			$	%
Impax Product sales, net	$16,562	$43,327	$(26,765)	(62)%
Other Revenues	331	1,830	(1,499)	(82)%
Total revenues	16,893	45,157	(28,264)	(63)%
Cost of revenues	7,217	23,454	(16,237)	(69)%
Gross profit	9,676	21,703	(12,027)	(55)%

Operating expenses:
Research and development	5,101	7,612	(2,511)	(33)%
Selling, general and administrative	10,078	12,498	(2,420)	(19)%
Total operating expenses	15,179	20,110	(4,931)	(25)%
(Loss) income from operations	$(5,503)	$1,593	$(7,096)	nm

*nm-not meaningful

Revenues

Total revenues for the Impax Division were $16.9 million for the three month period ended September 30, 2013, a decrease of $28.3 million over the same period in the prior year due to lower sales of our Impax-labeled branded Zomig® products which we began selling during the three month period ended September 30, 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. We continue to commercialize the branded Zomig® nasal spray which has U.S. patents expiring as late as May 2021. Other Revenues for the three month period ended September 30, 2013 were $0.3 million, representing an initial $10.0 million up-front payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017. Other Revenues decreased $1.5 million from the prior year period as a result of the recognition of $1.5 million in the three month period ended September 30, 2012 related to an $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK in December 2010 which we recognized as revenue on a straight-line basis over the 24 month development period that ended in December 2012, and for which there was no similar amount recognized during the current year period.

Cost of Revenues

Cost of revenues was $7.2 million for the three month period ended September 30, 2013, a decrease of $16.2 million over the prior year period commensurate with a reduction in revenues.

Gross Profit

Gross profit for the three month period ended September 30, 2013 was $9.7 million, a decrease of $12.0 million over the prior year period commensurate with a reduction in revenues.

Research and Development Expenses

Total research and development expenses for the three month period ended September 30, 2013 were $5.1 million, a decrease of 33%, as compared to $7.6 million in the prior year period. The decrease was principally driven by a reduction in research and development expenses related to our branded product initiatives, including our decision to terminate development of one of our branded product candidates for the treatment of epilepsy as a result of technical and competitive factors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.1 million for the three month period ended September 30, 2013, a decrease of $2.4 million as compared to $12.5 million in the prior period. The decrease was driven by a $2.1 million reduction in pre-launch support for RYTARY™, a $1.0 million reduction in sales force expenses due to a reduction in force and a $0.4 million reduction in advertising and promotion expenses for Zomig® compared to the prior year period. These reductions were partially offset by a $0.6 million increase in expenses for administrative support and a $0.5 million increase in compensation costs related to the expansion of the sales, marketing and administrative group compared to the prior year period.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,	September 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$14,219	$12,695	$1,524	12%
Loss from operations	(14,219)	(12,695)	(1,524)	(12)%

Other (expense) income, net	(85)	86	(171)	nm
Interest income	349	272	77	28%
Interest expense	(50)	(145)	95	66%
Loss before income taxes	(14,005)	(12,482)	(1,523)	(12)%
Provision for income taxes	$200	$9,635	$(9,435)	(98)%

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2013 were $14.2 million, a 12% increase over the same period in 2012. The increase was principally driven by an increase in incentive compensation of $0.7 million and recruiting fees of $0.4 million.

Other (Expense) Income, net

Other expense, net of $0.1 million primarily resulted from realized exchange rate losses on foreign currency denominated transactions during the three month period ended September 30, 2013, as compared to realized exchange rate gains during the three month period ended September 30, 2012.

Interest Income

Interest income in the three month period ended September 30, 2013 was $0.3 million, and was relatively consistent with the same period in 2012.

Interest Expense

Interest expense in the three month period ended September 30, 2013 was $0.1 million, and was relatively consistent with the same period in 2012.

Income Taxes

During the three month period ended September 30, 2013, we recorded an aggregate tax provision of $0.2 million for U.S. domestic income taxes and for foreign income taxes. In the three month period ended September 30, 2012, we recorded an aggregate tax provision of $9.6 million for U.S. domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower pretax income for the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012. Refer to the Results of Operations for the nine month period ended September 30, 2013 for information regarding the effective tax rate.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Overview:

The following table sets forth our summarized, consolidated results of operations for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$410,761	$440,615	$(29,854)	(7)%

Gross profit	165,103	218,403	(53,300)	(24)%

Income from operations	9,847	78,095	(68,248)	(87)%

Income before income taxes	162,775	78,240	84,535	nm
Provision for income taxes	51,894	27,166	24,728	91%
Net income	$110,881	$51,074	$59,807	nm

*nm-not meaningful

Net income for the nine month period ended September 30, 2013 was $110.9 million, an increase of $59.8 million as compared to $51.1 million for the nine month period ended September 30, 2012. The increase is primarily attributable to a $102.0 million gain in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo which we recorded as other income in the three month period ended March 31, 2013, as well as the receipt of a $48.0 million payment from Shire in the three month period ended March 31, 2013, in connection with the settlement of litigation. In addition, revenue from our Impax Division increased $27.0 million as compared to the same period in 2012, as a result of sales of Impax-labeled branded Zomig® tablets which we began selling in the three month period ended June 30, 2012, and sales of Impax-labeled branded Zomig® orally-disintegrating tablets and nasal spray which we began selling in the three month period ended September 30, 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. These increases were partially offset by a $42.9 million decrease in revenue from our Global Products during the nine month period ended September 30, 2013, as compared to the same period in the prior year, driven primarily by lower sales of our authorized generic Adderall XR® and fenofibrate products, as discussed below. In July 2013, we launched our authorized generic Trilipix® delayed release capsules.

 Global Division

The following table sets forth results of operations for the Global Division for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
Revenues:			$	%
Global Product sales, net	$299,231	$342,105	$(42,874)	(13)%
Rx Partner	9,797	4,652	5,145	nm
Other Revenues	2,323	10,002	(7,679)	(77)%
Total revenues	311,351	356,759	(45,408)	(13)%
Cost of revenues	193,251	177,690	15,561	9%
Gross profit	118,100	179,069	(60,969)	(34)%

Operating expenses:
Research and development	31,972	35,219	(3,247)	(9)%
Patent litigation expense	13,079	6,581	6,498	99%
Selling, general and administrative	12,597	11,312	1,285	11%
Total operating expenses	57,648	53,112	4,536	9%
Income from operations	$60,452	$125,957	$(65,505)	(52)%

*nm-not meaningful

Revenues

Total revenues for the Global Division for the nine month period ended September 30, 2013, were $311.4 million, a decrease of 13% over the same period in 2012, principally resulting from the decrease in Global Product sales, net, as discussed below.

Global Product sales, net, were $299.2 million for the nine month period ended September 30, 2013, a decrease of 13% over the same period in 2012, primarily as a result of lower sales of our authorized generic Adderall XR® and fenofibrate products. With respect to our authorized generic Adderall XR® products, we have experienced declines in both market share and average net selling prices as a result of an unrelated pharmaceutical company receiving FDA approval in June 2012 for a competitor product and beginning to market their product. With respect to our fenofibrate products, in October 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA and began being marketed. Any further diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods. Partially offsetting these declines were sales of our non AB-rated oxymorphone hydrochloride extended-release tablets, which we launched in January 2013, and our authorized generic Trilipix® delayed release capsules, which we launched in July 2013. In addition, in May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Rx Partner revenues were $9.8 million for the nine month period ended September 30, 2013, an increase of $5.1 million from the prior year period, resulting from a charge of $2.0 million in the nine month period ended September 30, 2012 related to the voluntary market withdrawal of our bupropion XL 300 mg product in 2012 for which there was no similar charge in the current year period, in addition to a $2.6 million increase over the prior year period in profit-share revenue received under the Teva Agreement.

Other Revenues were $2.3 million for the nine month period ended September 30, 2013, with the decrease of $7.7 million from the prior year period primarily resulting from our extension of the revenue recognition period for the Valeant Agreement from the initial recognition period ending in November 2012 to December 2014, due to changes in the estimated timing of completion of certain research and development activities under the agreement.

Cost of Revenues

Cost of revenues was $193.3 million for the nine month period ended September 30, 2013, an increase of $15.6 million compared to the prior year period. Cost of revenues increased primarily as a result of an intangible asset impairment charge of $13.2 million, as discussed in “Note 8 – Goodwill and Intangible Assets,” an increase in remediation-related costs, manufacturing inefficiencies related to lower production activity, separation expenses and inventory reserves for products discontinued by the Company and other reserves for pre-launch inventory due to delays caused by the warning letter related to our Hayward, California manufacturing facility. These costs were partially offset by lower profit share expense related to sales of our authorized generic Adderall XR®.

Gross Profit

Gross profit for the nine month period ended September 30, 2013 was $118.1 million, or approximately 38% of total revenues, as compared to $179.1 million, or approximately 50% of total revenues, in the prior year period. Gross profit in the current year period decreased, on a percentage basis, when compared to gross profit in the prior year period due primarily to the intangible asset impairment charge noted above and an increase in expenses associated with new product launch delays caused by the warning letter related to our Hayward, California manufacturing facility, including a $6.4 million charge related to pre-launch inventory for products which will no longer be marketed and $6.7 million of inventory reserves recorded in the three month period ended March 31, 2013 for products discontinued by the Company during the period. Partially offsetting these reductions in gross profit margin was the benefit of lower profit share expenses related to sales of our authorized generic Adderall XR®.

Research and Development Expenses

Total research and development expenses for the nine month period ended September 30, 2013 were $32.0 million, a decrease of 9%, as compared to $35.2 million in the prior year period. Generic research and development expenses decreased primarily due to the timing of completion of certain research and development projects.

Patent Litigation Expenses

Patent litigation expenses for the nine month period ended September 30, 2013 and 2012 were $13.1 million and $6.6 million, respectively. The increase in patent litigation expenses of $6.5 million compared to the prior year period was primarily the result of the receipt of $5.0 million in the prior year period for the reimbursement of legal fees received pursuant to the settlement of patent litigation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2013 were $12.6 million, an 11% increase over the same period in 2012. The increase resulted primarily from an increase in freight expenses of $0.7 million due to higher unit volume, in addition to an increase in marketing expenses of $0.4 million.

Impax Division

The following table sets forth results of operations for the Impax Division for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
Revenues:			$	%
Impax Product sales, net	$98,416	$71,422	$26,994	38%
Other Revenues	994	12,434	(11,440)	(92)%
Total revenues	99,410	83,856	15,554	19%
Cost of revenues	52,407	44,522	7,885	18%
Gross profit	47,003	39,334	7,669	19%

Operating expenses:
Research and development	19,244	23,478	(4,234)	(18)%
Selling, general and administrative	34,677	22,266	12,411	56%
Total operating expenses	53,921	45,744	8,177	18%
Loss from operations	$(6,918)	$(6,410)	$(508)	(8)%

Revenues

Total revenues for the Impax Division were $99.4 million for the nine month period ended September 30, 2013, an increase of $15.6 million over the same period in the prior year due to sales of our Impax-labeled branded Zomig® tablets which we began selling during the three month period ended June 30, 2012, and our branded Impax-labeled Zomig® orally disintegrating tablets and nasal spray, which we began selling during the three month period ended September 30, 2012. This increase was partially offset by an $11.4 million decrease in Other Revenues. Other Revenues during the nine month periods ended September 30, 2013 and 2012 included $1.0 million representing an initial $10.0 million up-front payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. which we are recognizing as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017. Also included in Other Revenues for the nine month period ended September 30, 2012, is $4.4 million related to an $11.5 million up-front payment received under our License, Development and Commercialization Agreement with GSK in December 2010 which we recognized as revenue on a straight-line basis over the 24 month development period that ended in December 2012, and for which there was no similar amount recognized during the current year period. Finally, Other Revenues for the nine month period ended September 30, 2012 included $7.1 million under our Co-Promotion Agreement with Pfizer which ended on June 30, 2012, and for which there was no similar amount recognized during the current year period.

Cost of Revenues

Cost of revenues was $52.4 million for the nine month period ended September 30, 2013, an increase of $7.9 million over the prior year period primarily as a result of an increase of $8.7 million in costs related to our Impax-labeled branded Zomig® products which we commenced selling during 2012. In addition, as a result of the Complete Response Letter received in the current year, we recorded a $5.0 million reserve in the three month period ended March 31, 2013 for pre-launch inventory related to RYTARY™. Partially offsetting these increases was $5.8 million in charges related to our branded products sales force that we incurred during the nine month period ended September 30, 2012, for which there were no similar amounts included in cost of revenues in the current year period. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Gross Profit

Gross profit for the nine month period ended September 30, 2013 was $47.0 million, an increase of $7.7 million over the prior year period primarily resulting from the commencement of sales of our Impax-labeled branded Zomig® products during 2012.

Research and Development Expenses

Total research and development expenses for the nine month period ended September 30, 2013 were $19.2 million, a decrease of 18%, as compared to $23.5 million in the prior year period. The decrease was principally driven by a reduction in research and development expenses related to our branded product initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $34.7 million for the nine month period ended September 30, 2013, an increase of $12.4 million as compared to $22.3 million in the prior period. The increase primarily related to $2.5 million of higher sales expenses during the nine month period ended September 30, 2013 related to an increase in our sales force necessary to support Zomig®, which we launched in April 2012. Charges for our branded products sales force of $5.8 million had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012. We also incurred $2.3 million in increased compensation costs related to the expansion of the sales, marketing and administrative group, $1.7 million in increased advertising and promotion expenses for Zomig® and $1.6 million in increased expenses for administrative support. These increases were partially offset by a $1.5 million reduction in advertising and promotion expenses for pre-launch support for RYTARY™.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$43,687	$41,452	$2,235	5%
Loss from operations	(43,687)	(41,452)	(2,235)	(5)%

Other income (expense), net	152,366	(19)	152,385	nm
Interest income	940	771	169	22%
Interest expense	(378)	(607)	229	(38)%
Income (loss) before income taxes	109,241	(41,307)	150,548	nm
Provision for income taxes	$51,894	$27,166	$24,728	91%

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the nine month period ended September 30, 2013 were $43.7 million, a 5% increase over the same period in 2012. The increase was principally driven by an increase in personnel expenses of $3.5 million and higher executive severance expenses of $3.1 million, in addition to an increase in information technology resource expenses of $0.4 million, partially offset by a decrease in litigation expenses of $4.1 million and a decrease in outside consulting expenses of $1.1 million.

Other Income (Expense), net

Other income, net of $152.4 million in the nine month period ended September 30, 2013 primarily resulted from a $102.0 million gain in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo which we recorded as other income in the three month period ended March 31, 2013, as well as a $48.0 million payment received from Shire in connection with the settlement of litigation in the three month period ended March 31, 2013. In addition, we recorded a $3.0 million gain in connection with the settlement of litigation in other income during the three month period ended June 30, 2013. Partially offsetting this income was a $0.9 million loss on disposal of software in the three month period ended March 31, 2013.

Interest Income

Interest income in the nine month period ended September 30, 2013 was $0.9 million, a slight increase from the same period in 2012.

Interest Expense

Interest expense was $0.4 million in the nine month period ended September 30, 2013, a slight decrease from the same period in 2012.

Income Taxes

During the nine month period ended September 30, 2013, we recorded an aggregate tax provision of $51.9 million for U.S. domestic income taxes and for foreign income taxes. In the nine month period ended September 30, 2012, we recorded an aggregate tax provision of $27.2 million for U.S. domestic income taxes and for foreign income taxes. The increase in the tax provision resulted from higher income before taxes in the nine month period ended September 30, 2013 as compared to the same period in the prior year. The effective tax rate was 32% for the nine month period ended September 30, 2013 and 35% for the nine month period ended September 30, 2012. The decrease in the effective tax rate was primarily the result of recording the estimated 2012 federal research and development credit, which was enacted retroactively in January 2013, in the nine month period ended September 30, 2013, as well as the partial year 2013 estimated federal research and development credit recorded in the nine month period ended September 30, 2013, which was not available for the same period last year due to the expiration of the credit.

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

Cash and Cash Equivalents

At September 30, 2013, we had $233.1 million in cash and cash equivalents, an increase of $91.0 million as compared to December 31, 2012. As more fully discussed below, the increase in cash and cash equivalents during the nine month period ended September 30, 2013 was primarily driven by $155.3 million of net cash provided by operating activities, partially offset by $70.5 million of cash used in investing activities.

Cash Flows

Nine Month Period Ended September 30, 2013 Compared to the Nine Month Period Ended September 30, 2012

Net cash provided by operating activities for the nine month period ended September 30, 2013 was $155.3 million, an increase of $55.1 million as compared to the prior year period of $100.2 million net cash provided by operating activities. The period over period increase in net cash provided by operating activities principally resulted from the receipt of a $102.0 million payment in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo and a $48.0 million payment from Shire in connection with the settlement of litigation during the three month period ended March 31, 2013. This increase was partially offset by the increase in accounts receivable resulting in a $41.3 million use of cash for the nine month period ended September 30, 2013, compared to the same period in the prior year when accounts receivable resulted in a $56.0 million source of cash.

Net cash used in investing activities for the nine month period ended September 30, 2013, was $70.5 million, compared to the prior year period of $48.0 million of net cash used in investing activities. The change was due primarily to $43.8 million in net payments to AstraZeneca and $21.0 million in payments to Tolmar for product licensing rights in the nine month period ended September 30, 2012, for which there were no corresponding payments in the current period. In addition, purchases of property, plant and equipment for the nine month period ended September 30, 2013 were $24.2 million as compared to $58.6 million for the prior year period. These changes were partially offset by net purchases of short-term investments during the nine month period ended September 30, 2013 resulting in a $46.2 million use of cash, as compared to net maturities of short-term investments during the same period in the prior year resulting in a $75.4 million source of cash.

Net cash provided by financing activities for the nine month period ended September 30, 2013 was $6.6 million, representing a decrease of $8.6 million as compared to $15.2 million of net cash provided by financing activities in the prior year period. The period over period decrease in net cash provided by financing activities was due to a $5.8 million decrease in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, as well as a $2.8 million decrease in the tax benefit related to the exercise of employee stock options and restricted stock as a result of the lower level of exercise activity in the current year period.

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

Borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent. As further security, we also pledged to the Administrative Agent 65% of our equity interest in Impax Laboratories (Taiwan), Inc., all of our equity interests in our wholly owned domestic subsidiaries and must similarly pledge all or a portion of our equity interest in future subsidiaries. Under the Credit Agreement, among other things:

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

●

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require us to maintain a Total Net Leverage Ratio (which is, generally, our total funded debt, net of unrestricted cash in excess of $100 million, over our EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, our total senior secured debt over our EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, our EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of September 30, 2013, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

During the nine month periods ended September 30, 2013 and 2012, unused line fees incurred under the Credit Agreement were $107,000 and $95,000, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

Contractual Obligations

As of September 30, 2013, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.      Risk Factors

During the quarter ended September 30, 2013, except as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described in such reports and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

We have received a warning letter and Form 483 observations from the FDA. If we are unable to promptly correct the issues raised in the warning letter and/or Form 483 observations, our business, results of operations and financial condition could be materially and adversely affected.

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility citing deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls.  The FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications.    During the quarter ended March 31, 2012 and the quarter ended March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and continue to provide the FDA with updates. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. We will continue to provide information to the agency about our quality and manufacturing improvement programs and have committed to answering any questions FDA might have on any applications or programs. We believe that a satisfactory re-inspection of our Hayward manufacturing facility would be required to close out the warning letter and resolve the 2013 Form 483 observations. The FDA did not notify us at the meeting of any additional enforcement actions, however, no assurance can be given as to whether the FDA will take any further actions. We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our products.

We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review and assist in enhancing such systems and standards.  This work is ongoing and we are committed to improving our quality control and manufacturing practices.  We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out.  Unless and until the warning letter is closed out and the Form 483 observations resolved, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals.  Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications currently or previously listing our Hayward, California facility as a manufacturing location of finished dosage forms until the warning letter is closed out and the Form 483 observations are resolved.  For instance, in January 2013, the FDA issued a Complete Response Letter regarding our NDA for our late stage branded pharmaceutical product candidate, RYTARY™, which we are developing internally, for the symptomatic treatment of Parkinson’s disease.  In the Complete Response Letter, the FDA indicated that it required a satisfactory inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities.  During the assessment of the NDA, we had amended the NDA to withdraw the Hayward site as an alternative site of commercial production in the launch of RYTARY™.  We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and, as noted above, on closing out the warning letter, however we cannot be assured of when that will occur.  Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter and the Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. Any such actions could significantly disrupt our business and harm our reputation, resulting in a material adverse effect on our business, results of operations and financial condition.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended September 30, 2013.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	14,176 shares of common stock	$20.34	—	—

August 1, 2013 to August 31, 2013	—	—	—	—

September 1, 2013 to September 30, 2013	476 shares of common stock	$20.65	—	—

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three and nine months ended September 30, 2013 and September 30, 2012, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2013 and September 30, 2012 and (v) Notes to Interim Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2013		Impax Laboratories, Inc.

	By:	/s/ Larry Hsu, Ph.D.

Name: Larry Hsu, Ph.D.

Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Chief Financial Officer and
Senior Vice President, Finance
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2013 and September 30, 2012, (iii) Consolidated Statements of Comprehensive Income for each of the three and nine months ended September 30, 2013 and September 30, 2012, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2013 and September 30, 2012 and (v) Notes to Interim Consolidated Financial Statements.