Form 10-K
period 2013-12-31
IMPAX LABORATORIES INC
filed 2014-02-25
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(510) 476-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The NASDAQ Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013), was approximately $1,298,036,000.

As of February 14, 2014, there were 69,748,015 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 13, 2014 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Annual Report on Form 10-K. Such risks and uncertainties include fluctuations in our revenues and operating income, our ability to promptly correct the issues raised in the warning letter and Form 483 observations we received from the FDA, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the impact of consolidation of our customer base, the impact of competition, the substantial portion of our total revenues derived from sales of a limited number of products, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of IPX066 outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions, the restrictions imposed by our credit facility, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described below in “Item 1A Risk Factors.” You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

RYTARY™ is a trademark of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

PART I

Item 1.     Business

Overview

We are a technology-based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development and marketing of branded products. We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Global Division concentrates its efforts on the development, manufacture, sale and distribution of our generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. The Impax Division is engaged in the development of proprietary brand pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing the treatment of central nervous system (“CNS”) disorders. The Impax Division is also engaged in the sale and distribution of branded Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”). Each of the Global Division and the Impax Division also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities. See “Item 15. Exhibits and Financial Statement Schedules — Note 17. Segment Information,” for financial information about our segments for the years ended December 31, 2013, 2012 and 2011.

The following information summarizes our generic pharmaceutical product development activities since inception through February 7, 2014:

●

64 Abbreviated New Drug Applications (“ANDAs”) approved by the U.S. Food and Drug Administration (“FDA”), which include generic versions of brand name pharmaceuticals such as Brethine®, Florinef®, Minocin®, Claritin-D® 12-hour, Claritin-D® 24-hour, Wellbutrin SR®, Wellbutrin XL®, Ditropan XL®, Depakote ER® and Prilosec®.

●

35 applications pending at the FDA in addition to one tentatively approved application (i.e., satisfying substantive FDA requirements but remaining subject to statutory pre-approval restrictions), that represent approximately $19.3 billion in 2013 U.S. product sales.

●	42 products in various stages of development for which applications have not yet been filed.

In addition, we have one late stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ (IPX066), an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease (“RYTARY™”), for which a New Drug Application (“NDA”) was accepted for filing by the FDA in February 2012 and for which we received a Complete Response Letter from the FDA in January 2013. We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA in response to the Complete Response Letter. We also have other programs in varying stages of development.

Our Strategy

We plan to continue to expand our Global Division through targeted ANDAs and a first-to-file and first-to-market strategy. Our products and product candidates are generally difficult to formulate and manufacture, providing certain competitive advantages. In addition to our product pipeline of 35 pending applications at the FDA as of February 7, 2014, we are continuing to evaluate and pursue external growth initiatives including acquisitions and partnerships.

A core component of our strategy includes our ongoing focus in our Impax Division on proprietary brand-name pharmaceutical products to treat CNS and psychiatric disorders. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies. We plan to continue investing in our development pipeline, which consists of RYTARY™ as described above and other product candidates in varying stages of development.

Global Division

In the generic pharmaceutical market, we focus our efforts on developing, manufacturing, selling and distributing controlled-release generic versions of selected brand-name pharmaceuticals covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or unique product development formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. Generic products contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name products already approved for use in the United States by the FDA. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our experience to develop bioequivalent versions of controlled-release brand-name products. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present certain competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. Our Global Division also generates revenues from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical entity. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties, such as our development, supply and distribution agreement with TOLMAR, Inc. (“Tolmar”) pursuant to which we received an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending at the FDA, in the United States and its territories.

We sell and distribute generic pharmaceutical products primarily through four sales channels:

●	the “Global Product” sales channel: generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains, and others;

●	the “Rx Partner” sales channel: generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements;

●	the “Private Label” sales channel: generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in-turn sell the product under their own label; and

●	the “OTC Partner” sales channel: sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical companies pursuant to alliance, collaboration and supply agreements.

As of February 7, 2014, we marketed 117 generic pharmaceutical products representing dosage variations of 38 different pharmaceutical compounds through our Global Division, and eight other generic pharmaceutical products, representing dosage variations of three different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of February 7, 2014, our marketed generic products include, but are not limited to, authorized generic Adderall XR®, authorized generic Trilipix® delayed release capsules, fenofibrate (generic to Lofibra®) and oxymorphone hydrochloride extended release tablets (non-AB rated generic to OPANA® ER).

As of February 7, 2014, we had 35 applications pending at the FDA and one application tenatively approved by the FDA. The following table lists our publicly identified product applications pending at the FDA  as of February 7, 2014:

Product	Generic of
Colesevelam Tablets 625 mg	Welchol®
Dexlansoprazole DR Capsules 30 and 60 mg	Dexilant®
Dextromethorphan/Quinidine Sulfate Capsules 10 and 20 mg	Nuedexta®
Doxycycline Hyclate DR Tablets 150 mg	Doryx®
Doxycycline USP Capsules 40mg	Oracea®
Dutasteride/Tamsulosin Capsules 0.5mg/0.4 mg	Jalyn®
Ezetimibe Simvastatin Tablets 10/10mg, 10/20mg, 10/40mg, 10/80 mg	Vytorin®
Fenofibrate Tablets 48 and 145mg	Tricor®
Fenofibrate Tablets 40, 120mg	Fenoglide®
Fenofibric Acid DR Capsules 45 and 135 mg	Trilipix®
Fentanyl Buccal Tablet 100, 200, 400, 600, 800 mcg	Fentora®
Fesoterodine Fumarate ER Tablets 4 and 8 mg	Toviaz®
Guanfacine ER Tablets 1, 2, 3, 4mg	Intuniv®
Methylphenidate HCI 18, 27, 36 and 54 mg ER Tablets	Concerta®
Mixed Amphetamine Salts ER Capsules 5, 10, 15, 20, 25, 30 mg	Adderall XR®
Niacin ER / Simvastatin Tablets 1000/20mg	Simcor®
Oxycodone ER Tablets (new formulation) 10, 15, 20, 30, 40, 60, 80mg	Oxycontin®
Oxycodone HCl Tablets 5 mg and 7.5 mg	Oxecta®
Oxymorphone ER Tablets version 5, 7.5, 10, 15, 20, 30 and 40mg (new formulation)	Opana® ER
Risedronate Sodium DR Tablets 35 mg	Atelvia®
Ropinirole ER Tablets 2, 4, 6, 8, 12 mg	Requip XL®
Sevelamer Carbonate Tablets 800 mg	Renvela®
Sevelamer HCI Tablets 400 and 800 mg	Renagel®
Sevelamer Powder 0.8 g, 2.4 g	Renvela®
Tolterodine Tartrate ER Capsules 2, 4 mg	Detrol LA®
Tramadol ER Tablets (Ultram ER) 100, 200, 300 mg	Ultram ER®

Impax Division

The Impax Division is focused on the development, and promotion through our specialty sales force, of proprietary branded pharmaceutical products for the treatment of CNS disorders, which include migraine, multiple sclerosis, Parkinson’s disease and postherpetic neuralgia. We estimate there are approximately 11,000 neurologists in the United States. Historically, a concentrated number of these neurologists are responsible for writing the majority of CNS prescriptions. CNS is the largest therapeutic category in the United States with 2013 sales of about $64.9 billion, or 19% of the $342 billion U.S. prescription drug market. CNS product sales grew 1.7% in 2013, compared to 3% growth for the overall pharmaceutical market, while total CNS prescriptions increased 1.6%, compared to 2.3% for the overall pharmaceutical industry. (Source: IMS Health).

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects. In February 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations pursuant to the terms of the AZ Agreement, and began sales of the branded Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. As part of the AZ Agreement, we also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the United States in connection with the Zomig® brand. With the addition of Zomig® to the promotional product portfolio, we increased our specialty sales team during 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the U.S. or outside the U.S. We currently have one late-stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ (IPX066) for the treatment of symptomatic Parkinson’s disease, for which an NDA was accepted for filing by the FDA in February 2012. In January 2013, the FDA issued a Complete Response Letter regarding the NDA for RYTARY™. A Complete Response Letter is issued by the FDA’s Center for Drug Evaluation and Research when the review cycle for a pharmaceutical product candidate is complete and the application is not yet ready for approval. In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities. During the assessment of the NDA, we withdrew our Hayward site as an alternative site of commercial production at launch for RYTARY™. We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and on resolving the warning letter. We have also initiated the preparation of required documents for a Market Authorization Application to the European Medicines Agency for RYTARY™, currently targeted for filing during the second half of 2014.

The RYTARY™ NDA was submitted as a 505(b)(2) application and includes data from three controlled Phase III studies and two open label extensions of RYTARY™ in early and advanced Parkinson’s disease. In these trials, RYTARY™ has been studied in approximately 900 PD subjects. Our Phase III clinical program for RYTARY™ included the APEX-PD clinical trial in subjects with early Parkinson’s disease, completed in September 2010, the ADVANCE-PD clinical trial in subjects with advanced Parkinson’s disease, completed in March 2011, and the ASCEND-PD comparative study of RYTARY™ and carbidopa-levodopa (“CD-LD”) plus entacapone in subjects with advanced Parkinson’s disease, completed in August 2011. RYTARY™ is an extended release capsule formulation of CD-LD which is intended to maintain consistent plasma concentration of levodopa for a longer duration versus immediate release levodopa, which may have an impact on fluctuations in clinical response.

Our branded product pharmaceutical programs in the Impax Division previously included a program for IPX159, an oral controlled-release formulation for the potential treatment of moderate to severe Restless Legs Syndrome (“RLS”). After a review of the results from the Phase IIb clinical study of IPX159 in patients, we determined that although the results showed a modest improvement in addressing RLS symptoms, such results from the study did not achieve the statistical criteria for its primary efficacy endpoints compared to placebo. Given these results, in mid-February 2013, we discontinued our development program for IPX159 and redirected our resources to our other programs. We also discontinued development of one of our branded product candidates for the treatment of epilepsy during 2013 as a result of technical and competitive factors. We have a number of other product candidates that are in varying stages of development and currently intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.

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

Global Division – Alliance and Collaboration Agreements

License and Distribution Agreement with Shire

In January 2006, we entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which we received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. We commenced sales of the AG Product in October 2009. On February 7, 2013, we entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of our litigation with Shire relating to Shire’s supply of the AG Product to us under the Prior Shire Agreement. During 2013, we received a payment of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 under the line item “Other Income” on the consolidated statement of operations.

The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for us to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of our generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to us as of the end of the Supply Term. We are required to pay a profit share to Shire on sales of the AG Product, of which we owed a profit share payable to Shire of $20,406,000, $70,948,000 and $107,145,000 on sales of the AG Product during the years ended December 31, 2013, 2012 and 2011, respectively, with a corresponding charge included in the cost of revenues line in our consolidated statement of operations. At the end of the Supply Term, we will be permitted to sell any AG Products in our inventory or owed to us by Shire under the Amended and Restated Shire Agreement until all such products are sold and we will continue to pay a profit share to Shire on such sales. Under the terms of the Amended and Restated Shire Agreement, Shire is responsible for manufacturing the AG Product, and we are responsible for marketing and sales of the AG Product.

Development, Supply and Distribution Agreement with Tolmar, Inc.

In June 2012, we entered into a Development, Supply and Distribution Agreement with Tolmar (“Tolmar Agreement”). Under the terms of the Tolmar Agreement, Tolmar granted us an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and we are responsible for marketing and sale of the products. We are required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. We paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment during the year ended December 31, 2012. Under the Tolmar Agreement, we may be required to pay up to an aggregate of $12,000,000 in contingent milestone payments if certain commercialization events occur. During the fourth quarter ended December 31, 2013, we made a $12,000,000 payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the agreement.

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

	Year Ended December 31,
$’s in 000’s	2013	2012	2011
Gross Revenue and % Gross Revenue
Rx Partner	$11,639 1%	$12,945 1%	$32,083 4%
OTC Partner	$1,173 1%	$11,602 1%	$5,021 1%

Rx Partner Alliance Agreement with Teva

We entered into a Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited, in June 2001, which was subsequently amended (“Teva Agreement”). Under the Teva Agreement, we agreed to develop, manufacture and supply generic versions of 11 controlled-release generic pharmaceutical branded and OTC products and a 12th product we have not yet publicly identified, as follows:

●	Wellbutrin SR® 100 and 150 mg extended release tablets

●	Zyban® 150 mg extended release tablets
●	Claritin-D® 12-hour 120 mg 12-hour extended release tablets
●	Claritin-D® 24-hour 240 mg 24-hour extended release tablets
●	Claritin Reditabs® 10 mg orally disintegrating tablets
●	Ditropan XL® 5, 10 and 15 mg extended release tablets
●	Glucophage XR® 500 mg extended release tablets
●	Concerta® 18, 27, 36 and 54 mg extended release tablets
●	Allegra-D® 60/120 mg extended release tablets
●	Wellbutrin XL® 150 and 300 mg extended release tablets
●	Prilosec® 10 mg, 20 mg, 40mg extended release tablets

The 12 covered products under the Teva Agreement represent 22 different product/strength combinations, of which, as of February 7, 2014, seven are currently being marketed. Of the 22 product/strength combinations, 20 are publicly disclosed. As of February 7, 2014, 16 of such publicly disclosed product/strength combinations have been approved by the FDA and four are awaiting FDA approval. In July 2010, we amended the Teva Agreement to terminate its provisions with respect to the Prilosec® products. Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the Allegra-D® product, if any, with such profit share payments not to exceed an aggregate amount of $3.0 million. With the exception of Glucophage XR® which Teva elected to develop and manufacture itself; the Allegra-D® products and Wellbutrin XL® 150 mg, for which the product rights have been returned to us; Wellbutrin XL® 300 mg which we voluntarily withdrew from the market in 2012, the Concerta® products which have not yet been approved by the FDA, the Prilosec® products, the Claritin® products, and the last product which has not been publicly identified, we manufacture and supply each of the above referenced products to Teva.

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

OTC Partner Alliance Agreements

We have a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) relating to our generic Claritin-D® 12-hour extended release product (the “Pfizer Agreement”). Under the Pfizer Agreement, which was entered into in 2002, we received an upfront payment of $0.35 million and product development milestone payments aggregating $2.0 million. We also receive quarterly royalty payments which are calculated as a percentage (less than 10%) of Pfizer’s sales of products covered by the agreement. Pfizer launched the 12-hour product in May 2003 as its OTC Alavert D-12 Hour®. We do not expect to receive any additional milestone payments under the agreement. This agreement with Pfizer terminates in April 2018. In December 2011, we and Pfizer entered into an agreement with L. Perrigo Company (“Perrigo”) whereby the parties agreed that we would supply our generic Claritin-D® 5 mg/120 mg 12-hour extended release product tablets to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of our business and the over-the-counter pharmaceutical products we sell to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and Perrigo, and which are sold at a loss, on a fully absorbed basis.

Research Partner Alliance Agreement

In November 2008, we entered into a Joint Development Agreement with Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), providing for collaboration in the development of five dermatological products, including four of our generic products and one branded advanced form of Valeant’s SOLODYN® product. Valeant paid us an upfront fee of $40.0 million in December 2008. We have also received an aggregate of $15.0 million in milestone payments consisting of two $5.0 million milestone payments, paid by Valeant in March 2009 and September 2009, a $2.0 million milestone payment received in December 2009, and a $3.0 million milestone payment received in March 2011. We have the potential to receive up to an additional $8.0 million of contingent regulatory milestone payments as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® product under this agreement. We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these regulatory milestones as revenue when achieved. We do not expect to receive any of these additional milestone payments during the fiscal year ending December 31, 2014. To the extent we commercialize any of the four generic dermatology products covered by the agreement, we will pay to Valeant a gross profit share on sales of such products. We began selling one of the four dermatology products during the year ended December 31, 2011. During the three month period ended March 31, 2013, we extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced quarterly amount of revenue recognized in 2013, as compared to prior year quarters, and a reduced periodic amount of revenue to be recognized in future periods.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to us representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. Under the terms of the AZ Agreement, we made quarterly payments totaling $130.0 million to AstraZeneca during the year ended December 31, 2012. Beginning in January 2013, we were obligated to pay AstraZeneca tiered royalty payments based on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. We are also obligated to pay to AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

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

License, Development and Commercialization Agreement with Glaxo Group Limited

In December 2010, we entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”). Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 (brand name RYTARY™ in the United States) throughout the world, except in the U.S. and Taiwan, and certain follow on products at the option of GSK. Under the terms of the agreement, GSK paid an $11.5 million upfront payment to us in December 2010, and we had the potential to receive up to an additional $169.0 million of contingent milestone payments. In April 2013, we announced that our collaboration with GSK for the development and commercialization of IPX066 outside the United States and Taiwan was being terminated as a result of delays in the anticipated regulatory approval and launch dates in countries in which GSK had rights to commercialize the product and terminated the License, Development and Commercialization Agreement. At the end of July 2013, GSK’s rights to develop and commercialize IPX066 outside the United States and Taiwan were transferred back to us.

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, we entered into a Development and Co-Promotion Agreement (“Endo Agreement”) with Endo Pharmaceuticals Inc. ("Endo") under which we have agreed to collaborate in the development and commercialization of a next-generation advanced form of RYTARY™ (IPX066) ("Endo Agreement Product"). Under the provisions of the Endo Agreement, in June 2010, Endo paid to us a $10.0 million upfront payment. We have the potential to receive up to an additional $30.0 million of contingent milestone payments which includes $15.0 million contingent upon the achievement of clinical events, $5.0 million contingent upon the achievement of regulatory events, and $10.0 million contingent upon the achievement of commercialization events. We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these milestones as revenue when achieved. We do not expect to receive any of these additional milestone payments during the fiscal year ending December 31, 2014. Upon commercialization of the Endo Agreement Product in the United States, Endo will have the right to co-promote such product to non-neurologists, which will require us to pay Endo a co-promotion service fee of up to 100% of the gross profits attributable to prescriptions for the Endo Agreement Product which are written by the non-neurologists. Upon FDA approval of an NDA for the Endo Agreement Product, we will have the right (but not the obligation) to begin manufacture and sale of such product.

We also entered into a Settlement and License Agreement with Endo in June 2010 (the “Endo Settlement Agreement”) pursuant to which Endo agreed to make a payment to us should prescription sales of Opana® ER, as defined in the Endo Settlement Agreement, fall below a predetermined contractual threshold in the quarter immediately prior to our Global Division launching a generic version of Opana® ER. As a result of the launch of our generic version of Opana® ER in January 2013 and the level of sales of Endo’s Prescription Opana® ER during the fourth quarter of 2012, we recorded a $102,049,000 settlement gain during the three month period ended March 31, 2013, which is included in “Other Income” in the consolidated statement of operations.

Co-Promotion Agreement with Pfizer Inc.

In March 2010, we entered into a First Amendment to our Co-Promotion Agreement ("Pfizer Co-Promotion Agreement") with Pfizer. Our obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012. Prior to such time, we received a fixed fee for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. Pfizer owns the product and was responsible for all pricing and marketing literature as well as product manufacture and fulfillment. We recognized revenues of $7.1 million and $14.1 million in the years ended December 31, 2012 and 2011, respectively, under the Pfizer Co-Promotion Agreement, with such amounts presented in the line item “Other Revenues” in “Item 15. Exhibits and Financial Statement Schedules – Note 20 - Supplementary Financial Information.”

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

Competition

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Actavis plc., Mylan Inc., Ranbaxy Laboratories Ltd., Lannett Company, Inc., Lupin Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc.

Due to our focus on relatively hard to replicate controlled-release products, competition in the generic pharmaceutical market is sometimes limited to those competitors who possess the appropriate drug delivery technology. The principal competitive factors in the generic pharmaceutical market are:

●	the ability to introduce generic versions of products promptly after a patent expires;
●	price;
●	product quality;
●	customer service (including maintenance of inventories for timely delivery); and
●	the ability to identify and market niche products.

In the brand-name pharmaceutical market, we are not currently marketing any internally developed products. However, if we obtain FDA approval for, and start marketing, our own CNS brand-name pharmaceuticals, we expect that competition will be limited to large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.

A description of the competition we face from brand-name and generic pharmaceutical companies is included in “Item 1A. Risk Factors”.

Sales and Marketing

We market and sell our generic pharmaceutical prescription drug products within the continental United States and the Commonwealth of Puerto Rico. We have not made sales in any other jurisdictions over the last three fiscal years. We derive a substantial portion of our revenue from sales to a limited number of customers. The customer base for our products consists primarily of drug wholesalers, warehousing chain drug stores, mass merchandisers, and mail-order pharmacies. We market our products both directly, through our Global Division, and indirectly through our Rx Partner and OTC Partner alliance and collaboration agreements. Together, our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, CVS Caremark Corporation and Medco Health Solutions, accounted for 81% of our gross revenue for the year ended December 31, 2013. These five customers individually accounted for 31%, 25%, 20%, 3% and 2%, respectively, of our gross revenue for the year ended December 31, 2013. We do not have long-term contracts in effect with our five major customers. A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

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

We completed construction of a new manufacturing facility in Taiwan, installed equipment and received FDA approval of the facility during 2009. We initiated construction of an expansion to the Taiwan facility during 2009 and have expanded the facility in stages. As of February 2014, the second phase of the expansion is nearing completion and we intend to begin manufacturing trial batches of products during the first half of 2014 as needed to support market demand for such products. A major portion of this second phase expansion was dedicated to the production of our internally developed late stage branded pharmaceutical product candidate, RYTARY™ for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and which we are working with the FDA on the appropriate next steps in response to the Complete Response Letter we received from the FDA in January 2013. We completed transfer of a substantial portion of our Hayward, California production to the lower cost production site in Taiwan during 2013 to create capacity for new products being launched from the Hayward facility. We currently plan to continue to increase aggregate production at our Taiwan facility to up to 500 million tablets and capsules, as well as increase the number of different products manufactured at the facility during 2014. See also “Item 15. Exhibits and Financial Statement Schedules — Note 17. Segment Information and Note 18. Commitments and Contingencies” for a discussion of our Taiwan facility.

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

Those of our raw materials that are available from a limited number of suppliers include Bendroflumethiazide, Chloroquine, Colestipol, Digoxin, Fenofibrate, Methyltestosterone, Nadolol, Pyridostigmine and Klucel®, all of which are active pharmaceutical ingredients except Klucel®, which is an excipient used in several product formulations. The manufacturers of several of these products are sole-source suppliers. While none of the active ingredients is individually significant to our business, the excipient, which is not covered by a supply agreement, is utilized in a number of significant products. Only a couple of the active ingredients are covered by long-term supply agreements and, although to date we have only experienced occasional interruptions in supplies, no assurance can be given that we will continue to receive uninterrupted or adequate supplies of such raw materials.

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

During the quarters ended March 31, 2012 and 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and continue to provide the FDA with updates. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. We will continue to provide information to the agency about our quality and manufacturing improvement programs and have committed to answering any questions the FDA might have on any applications or programs. We believe that a satisfactory re-inspection of our Hayward manufacturing facility would be required to close out the warning letter and resolve the 2013 Form 483 observations. The FDA did not notify us at the meeting of any additional enforcement actions, however, no assurance can be given as to whether the FDA will take any further actions. We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our existing products.

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

Research and Development

We conduct most of our research and development activities at our facilities in Hayward, California, with a staff of 147 employees as of December 31, 2013. In addition, we have outsourced a number of research and development projects to offshore laboratories.

We spent approximately $68.9 million, $81.3 million and $82.7 million on research and development activities during the years ended December 31, 2013, 2012 and 2011, as more fully set out in the tables below:

	Global Division	Impax Division	Total Impax
	($ in millions)
Year Ended December 31, 2013

Clinical study expenses	$14.9	$6.0	$20.9
Personnel expenses	14.9	15.7	30.6
Experimental materials	2.8	1.1	3.9
Outside services	2.4	1.4	3.8
Facility expenses	2.6	1.1	3.7
Legal expenses	0.9	0.4	1.3
Other	2.9	1.8	4.7
Total	$41.4	$27.5	$68.9

	Global Division	Impax Division	Total Impax
	($ in millions)
Year Ended December 31, 2012

Clinical study expenses	$13.7	$10.6	$24.3
Personnel expenses	17.2	14.6	31.8
Experimental materials	3.7	0.9	4.6
Outside services	2.6	2.6	5.2
Facility expenses	2.8	1.0	3.8
Legal expenses	1.4	0.8	2.2
Other	7.1	2.3	9.4
Total	$48.5	$32.8	$81.3

	Global Division	Impax Division	Total Impax
	($ in millions)
Year Ended December 31, 2011

Clinical study expenses	$15.3	$12.1	$27.4
Personnel expenses	16.5	13.8	30.3
Experimental materials	5.0	1.5	6.5
Outside services	1.6	3.8	5.4
Facility expenses	3.9	1.1	5.0
Legal expenses	1.4	0.1	1.5
Other	2.5	4.1	6.6
Total	$46.2	$36.5	$82.7

We do not generally track research and development expense by individual product in either the Global Division or the Impax Division.

In the Global Division, we focus our research and development efforts based on drug-delivery technology and on products that we believe may have certain competitive advantages, rather than on any particular therapeutic area. As of February 7, 2014, the Global Division had 35 product applications pending with the FDA, one product application tentatively approved by the FDA and another 42 products in development. Accordingly, we believe that our generic pipeline products will, in the aggregate, generate a significant amount of revenue for us in the future. However, while a generic product is still in development, we are unable to predict the level of commercial success that the product may ultimately achieve given the uncertainties relating to the successful and timely completion of bioequivalence studies, ANDA filing, receipt of marketing approval and resolution of any related patent litigation, as well as the amount of competition in the market at the time of product launch and thereafter and other factors detailed in “Item 1A Risk Factors.” Additionally, we do not believe that any individual generic pipeline product is currently significant in terms of accrued or anticipated research and development expense given the large volume of products under development in the Global Division, as detailed above. Further, on a per product basis, development costs for generic products tend to be significantly lower than for branded products, as the process for establishing bioequivalence is significantly less extensive than the standard clinical trial process. The regulatory approval process is significantly less onerous as well.

In the Impax Division, we currently have one late stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012. We received a Complete Response Letter from the FDA in January 2013 indicating that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities. We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and on resolving the warning letter. We have a number of other product candidates that are in varying stages of development. Of these products, we currently consider RYTARY™ to be a significant product. While we believe other pipeline products in this division are potentially viable, profitable product candidates for us, given the uncertainties relating to the successful completion of clinical trials, the FDA approval process for branded products, reimbursement levels, the amount of competition at the time of product launch and thereafter and other factors detailed in “Item 1A Risk Factors,” such pipeline products are too early in the development process to be considered significant at this point in time.

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

●	Laboratory and clinical tests;
●	Submission of an Investigational New Drug (“IND”) application, which must become effective before clinical studies may begin;
●	Adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;
●

Submission of an NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing such matters such as manufacturing and quality assurance;

●	Scale-up to commercial manufacturing; and
●	FDA approval of an NDA.

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

Abbreviated New Drug Application (“ANDA”). For a generic version of an approved drug — a drug product that contains the same active ingredient as a drug previously approved by the FDA and is in the same dosage form and strength, utilizes the same method of delivery and will be used to treat the same indications as the approved product — the FDA requires only an abbreviated new drug application that ordinarily need not include clinical studies demonstrating safety and efficacy. An ANDA typically requires only data demonstrating that the generic formulation is bioequivalent to the previously approved “reference listed drug,” indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. In July 2012, the Generic Drug Fee User Amendments of 2012 (“GDUFA”) was enacted into law. The GDUFA legislation implemented fees for new ANDA applications, Drug Master Files, product and establishment fees and a one-time fee for back-logged ANDA applications pending approval as of October 1, 2012. In return, the program is intended to provide faster and more predictable ANDA reviews by the FDA and increased inspections of drug facilities. Under GDUFA, generic product companies face significant penalties for failure to pay the new user fees, including rendering an ANDA application not “substantially complete” until the fee is paid. Prior to the implementation of GDUFA, the FDA took an average of approximately 30 months to approve an ANDA.

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

Available Information

We maintain an Internet website at the following address: www.impaxlabs.com. We make available on or through our Internet website certain reports and amendments to those reports, as applicable, that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. Our website also includes our Code of Business Conduct and Ethics and the charters of our Audit Committee, Nominating Committee, Compensation Committee and Compliance Committee of our board of directors. We make this information available on our website free of charge, as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

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

Employees

As of December 31, 2013, we had 973 full-time employees, of which 413 were in operations, 150 in research and development, 240 in the quality area, 113 in legal and administration, and 57 in sales and marketing. None of our employees are subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.

Item 1A.     Risk Factors

An investment in our common stock involves a high degree of risk. In deciding whether to invest in our common stock, you should consider carefully the following risk factors, as well as the other information included in this Annual Report on Form 10-K. The materialization of any of these risks could have a material adverse effect on our business, results of operations and financial condition. This Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in the forward looking statements. Factors that could cause or contribute to these differences include those discussed in this “Risk Factors” section. See “Forward-Looking Statements” on page 1 of this Annual Report on Form 10-K.

Risks Related to Our Business

Our revenues and operating income could fluctuate significantly.

Our revenues and operating results may vary significantly from year-to-year and quarter to quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from, among other factors:

●	the timing of FDA approvals we receive;
●	the timing of process validation for particular drug products;
●	the timing of product launches, and market acceptance of such products launched;
●	changes in the amount we spend to research, develop, acquire, license or promote new products;
●	the outcome of our clinical trial programs;
●	serious or unexpected health or safety concerns with our products, the brand products we have genericized, or our product candidates;
●	the introduction of new products by others that render our products obsolete or noncompetitive;
●	the ability to maintain selling prices and gross margins on our products;
●	changes in our policies regarding returns, rebates, allowances and chargebacks for our products;
●	the outcome of our patent infringement litigation and other litigation matters and expenditures as a result of such litigation;
●	the ability to comply with complex governmental regulations which deal with many aspects of our business;
●	changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid and similar state programs;
●	increases in the cost of raw materials used to manufacture our products;
●	manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;
●	the ability of our brand license partner(s) to secure regulatory approval, gain market share, sales volume, and sales milestone levels;
●	timing of revenue recognition related to our alliance and collaboration agreements;
●	the ability to protect our intellectual property and avoid infringing the intellectual property of others; and
●	the addition or loss of customers.

As an illustration, we earned significant revenues and gross profit from sales of our authorized generic Adderall XR® and fenofibrate products during the years ended December 31, 2012 and 2013. With respect to our authorized generic of Adderall XR® products, we are dependent on another unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. Any delay or interruption in the supply of our authorized generic of Adderall XR® products from the unrelated third-party pharmaceutical company could curtail or delay our product shipments and adversely affect our revenues, as well as jeopardize our relationships with our customers. In June 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to our authorized generic Adderall XR® products and began marketing this product. With respect to our fenofibrate products, in October 2012, a competitor product to our fenofibrate capsule was approved for sale by the FDA. As a result of these competing products, we have experienced significant diminution of our sales revenue and gross profit from our generic Adderall XR® and fenofibrate products. Any further diminution of sales revenue and/or gross profit from such products or our other significant products due to existing or additional competition, product supply or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

Due to the fluctuations in revenue and operating results discussed in greater detail below, our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We cannot predict with any certainty the timing or level of sales of our products in the future. As a result, period-to-period comparisons of our operating results should not be relied upon as indications of our future performance and any full-year financial forecast should not be relied upon as a guarantee of future performance for that year or for any given quarter within that year. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the value of our securities could decline substantially.

We have received a warning letter and Form 483 observations from the FDA. If we are unable to promptly correct the issues raised in the warning letter and/or Form 483 observations, our business, results of operations and financial condition could be materially and adversely affected.

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility citing deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls. The FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications. During the quarters ended March 31, 2012 and 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and continue to provide the FDA with updates. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. We will continue to provide information to the agency about our quality and manufacturing improvement programs and have committed to answering any questions FDA might have on any applications or programs. We believe that a satisfactory re-inspection of our Hayward manufacturing facility would be required to close out the warning letter and resolve the 2013 Form 483 observations. The FDA did not notify us at the meeting of any additional enforcement actions, however, no assurance can be given as to whether the FDA will take any further actions. We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our existing products.

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

Our financial results depend upon our ability to introduce and commercialize additional generic and branded products in a timely manner. In the generic pharmaceutical products market, revenue from newly launched generic products that we are the first to market is typically relatively high during the period immediately following launch and can be expected generally to decline over time. Revenue from generic drugs in general can also be expected to decline over time. Revenue from branded pharmaceutical products can be expected to decline as the result of entry of new competitors, particularly of companies producing generic versions of the branded products. Our continued growth is therefore dependent upon our ability to continue to successfully introduce and commercialize new generic and branded products. As of February 7, 2014, we had 35 product applications pending at the FDA and one product application tentatively approved by the FDA for generic versions of brand-name pharmaceuticals. In our branded products division, we have one late stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ for the symptomatic treatment of Parkinson’s disease for which our NDA was accepted for filing by the NDA in February 2012 and which we are currently working with the FDA on the appropriate next steps in in response to a Complete Response Letter we received from the FDA in January 2013. We also have a number of other product candidates that are in varying stages of development. The development and commercialization process for our products, particularly of our branded products, is time-consuming, costly and involves a high degree of business risk. The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development. Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market them successfully or profitably or, with respect to our generics products, we may not be able to market them at all if we do not prevail in the patent infringement litigation in which we are involved. Our future results of operations will depend significantly upon our ability to timely develop, receive FDA approval for, and market new pharmaceutical products or otherwise acquire new products.

A substantial portion of our total revenues is derived from sales to a limited number of customers.

We derive a substantial portion of our revenue from sales to a limited number of customers. In 2013, our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, CVS Caremark Corporation and Medco Health Solutions accounted for 31%, 25%, 20%, 3% and 2%, respectively, or an aggregate of 81%, of our gross revenue.

A reduction in, or loss of business with, any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

A substantial portion of our total revenues is derived from sales of a limited number of products.

We derive a substantial portion of our revenue from sales of a limited number of products. In 2013, our top five products in our Global Division accounted for 11%, 10%, 9%, 8% and 8%, or an aggregate of 46%, of Global product sales, net. In our Impax Division, revenue from sales of branded Zomig® products pursuant to our Distribution, License, Development and Supply Agreement with AstraZeneca accounted for 100% of our Impax product sales, net. The sale of our products can be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

We face intense competition from both brand-name and generic pharmaceutical companies.

The pharmaceutical industry is highly competitive and many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. In addition, pharmaceutical manufacturers’ customer base consists of an increasingly limited number of large pharmaceutical wholesalers, chain drug stores that warehouse products, mass merchandisers, mail order pharmacies. Our competitors may be able to develop products and delivery technologies competitive with or more effective or less expensive than our own for many reasons, including that they may have:

●	proprietary processes or delivery systems;
●	greater resources in the area of research and development and marketing;
●	larger or more efficient production capabilities;
●	more expertise in a particular therapeutic area;
●	more expertise in preclinical testing and human clinical trials;
●	more experience in obtaining required regulatory approvals, including FDA approval;
●	more products; or
●	more experience in developing new drugs and financial resources, particularly with regard to brand manufacturers.

With respect to generic pharmaceutical products, the FDA approval process often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent claim for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. As competition from other generic pharmaceutical companies intensifies, selling prices and gross profit margins often decline, which has been our experience with our existing products. Moreover, with respect to products for which we file a Paragraph IV certification, if we are not the first ANDA filer challenging a listed patent for a product, we are at a significant disadvantage to the competitor that first filed an ANDA for that product containing such a challenge, which is awarded 180 days of market exclusivity for the product. With respect to our 25 publicly disclosed product applications pending FDA approval for which we have filed Paragraph IV certifications as of February 7, 2014, we believe: (i) unrelated third parties are the first to file with respect to products with which 20 of our products can be expected to compete; (ii) we are the first to file for two products; (iii) we share first to file status with other filers for one product; and (iv) we are first to file for some strengths of two products and not on other strengths of such products. We have received tentative approval from the FDA on one product application for which we share first to file status with other filers. With respect to publicly disclosed products in which the applications are held by our third-party partners pursuant to alliance, development or collaboration agreements and for which Paragraph IV certifications have been filed, we are share first to file status on one product and third parties unrelated to us or our partners are first to file with respect to two products. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product that we develop is generally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Although we cannot assure, we strive to develop and introduce new products in a timely and cost effective manner to be competitive in our industry (see “Item 1 Business — Regulation”). Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices and reduced margins for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

In addition to the competition we face from other generic pharmaceutical companies, we face competition from brand-name pharmaceutical companies related to our generic products. Branded pharmaceutical companies often sell their branded products as “authorized generics” (an industry term that describes instances when a brand-name manufacturer licenses a generic manufacturer to market the brand product under the licensee’s name and registration at typical generic discounts). Further, branded pharmaceutical companies may seek to delay FDA approval of our ANDAs or reduce generic competition by, for example obtaining new patents on drugs whose original patent protection is about to expire, filing patent infringement suits that automatically delay FDA approval of generics, developing “next generation” versions of products that reduce demand for generic versions we are developing, changing product claims and labeling, and marketing as OTC branded products. Branded pharmaceutical companies have also increasingly used state and federal legislative and regulatory means to delay or reduce generic competition. Such efforts have included:

●	using the Citizen Petition process to request amendments to FDA standards or otherwise delay generic drug approvals;
●	attaching patent extension amendments to non-related federal legislation;
●	seeking changes to U.S. Pharmacopeia, an organization which publishes industry recognized compendia of drug standards;
●	attempting to use the legislative and regulatory process to have drugs reclassified or rescheduled;
●	using the legislative and regulatory process to set definitions of abuse deterrent formulations to protect brand company patents and profits; and
●	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs.

Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Actavis, plc., Mylan Inc., Ranbaxy Laboratories Ltd., Lannett Company, Inc., Lupin Pharmaceuticals, Inc. and Par Pharmaceutical Companies, Inc.

In the brand-name pharmaceutical market, we market Impax-labeled branded Zomig® products pursuant to the Distribution, License, Development and Supply Agreement with AstraZeneca. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we experienced diminution of our sales revenue and gross profit from those products as a result of increased competition. We launched authorized generic versions of both products in the United States in May 2013. We are not currently marketing any internally developed products, however, with respect to both products that we are developing internally and any additional products we may in-license from third parties, we expect that we will face increased competition from large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.

Any of the actions by our competitors as described above may significantly impact sales of our generic and branded products, which could have a material adverse effect on our business, results of operations and financial condition.

We have experienced operating losses and negative cash flow from operations in the past, and our future profitability is uncertain.

Although 2007 was our first profitable year, and we continued to record net income on an annual basis through and including 2013, we do not know whether our business will continue to be profitable or generate positive cash flow, and our ability to remain profitable or obtain positive cash flow is uncertain. To remain operational and profitable, we must, among other things:

●	obtain FDA approval of our products;
●	successfully launch and market new products;
●	prevail in patent infringement litigation in which we are involved;
●	continue to generate or obtain sufficient capital on acceptable terms to fund our operations; and
●	comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

Any delays or unanticipated expenses in connection with the operation of our limited number of facilities could have a material adverse effect on our business.

A substantial portion of our manufacturing capacity as well as our current production is attributable to our two manufacturing facilities located in Hayward, California and Taiwan and to certain third party suppliers. A significant disruption at any one of these facilities within our internal or third party supply chain, even on a short-term basis, whether due to an adverse quality or compliance observation, including a total or partial suspension of production and/or distribution by regulatory authorities, an act of God, civil or political unrest, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We completed construction of a new manufacturing facility in Taiwan, installed equipment, and received FDA approval during 2009. We initiated commercial manufacturing operations at the facility in 2010 and produced approximately 240 million and 360 million tablets and capsules in 2012 and 2013 respectively, for sale in the United States. We currently plan to continue to increase aggregate production at our Taiwan facility to up to 500 million tablets and capsules, as well as increase the number of different products manufactured at the facility during 2014. We have invested approximately $120 million in the facility through December 31, 2013.

We initiated construction of an expansion to our manufacturing facility in Taiwan during 2009 and have expanded the Taiwan facility in stages. As of February 2014, the second phase of the expansion is nearing completion and we currently intend to begin manufacturing trial batches of products during the first half of 2014 as needed to support market demand for such products. A major portion of the second phase of the expansion was dedicated to the production of our late stage branded pharmaceutical product candidate, RYTARY™ for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and which we are currently working with the FDA on the appropriate next steps in response to a Complete Response Letter we received from the FDA in January 2013. We completed transfer of a substantial portion of our Hayward, California production to the lower cost production site in Taiwan during 2013 to create capacity for new products being launched from the Hayward facility.

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

In 2010, we commenced shipment of commercial product from our new manufacturing facility in Taiwan, and we plan to increase our commercial manufacturing operations in Taiwan in the future. In addition, certain clinical trials for our product candidates are conducted at multiple sites in Europe. These foreign operations are subject to risks inherent in maintaining operations and doing business abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, expropriation or nationalization of property, changes in laws and regulations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax or tariff laws, more limited intellectual property protection in certain foreign jurisdictions, and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks. Further, as our global operations require compliance with a complex set of foreign and U.S. laws and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, and export requirements, U.S. laws such as the Foreign Corrupt Practices Act of 1977, as amended, and local laws which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers, there is a risk that some provisions may be inadvertently breached. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. These foreign economic, political, legal and other risks could impact our operations and have an adverse effect on our business, results of operations and financial condition.

We are routinely subject to patent litigation that can delay or prevent our commercialization of generic products, force us to incur substantial expense to defend, and expose us to substantial liability and we may also become involved in other legal proceedings.

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

As of February 7, 2014, we were involved in patent infringement suits involving the following seven generic products: dexlansoprazole, dextromethorphan/quinidine, dutasteride/tamsulosin, oxymorphone hydrochloride, fesoterodine, azelastine HCL, and risedronate. For the year ended December 31, 2013, we incurred costs of approximately $14.0 million in connection with our participation in these matters, which are in varying stages of litigation, as well as for other matters that were resolved in 2013. If any of these patent litigation matters are resolved unfavorably, we or any alliance or collaboration partners may be enjoined from manufacturing, developing or selling the product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell generic products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Although it is not currently possible to quantify the liability we could incur if any of these suits are decided against us, any patent litigation could have a material adverse effect on our business, results of operations and financial condition.

In addition to patent infringement litigation claims, we are or may become a party to other litigation in the ordinary course of our business, including, among others, matters alleging product liability, other intellectual property rights infringement, violations of securities laws, employment discrimination or breach of commercial contract. In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could have a material adverse effect on our business, results of operations and financial condition.

Our agreements with brand pharmaceutical companies, which are important to our business, are facing increased government scrutiny in the U.S., which may result in increased government actions and private litigation suits.

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic pharmaceutical products and therefore settling patent litigations has been and is likely to continue to be an important part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice for review. The FTC has publicly stated that, in its view, some of the brand - generic settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that “reverse payment” settlement agreements between brand and generic companies could violate antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the “Rule of Reason.” It is currently uncertain the effect the Supreme Court’s decision will have on our existing settlement agreements or its impact on our ability to enter into such settlement agreements in the future or the terms thereof. The Supreme Court’s decision may result in heightened scrutiny from the FTC of such settlement agreements and we may become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, may also become more active in bringing private litigation claims against us and other brand and generic pharmaceutical companies alleging that such settlement agreements violate antitrust laws.

In May 2012, we received a Civil Investigative Demand (“CID”) from the FTC concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation is to determine whether we, along with Medicis Pharmaceutical Corporation (now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc.) and six other companies, have engaged or are engaged in unfair methods of competition in or affecting commerce by entering into agreements regarding SOLODYN® or its generic equivalents and/or engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. To our knowledge, no proceedings have been initiated against us by the FTC at this time, however no assurance can be given as to the timing or outcome of the FTC’s investigation. Private plaintiffs have also filed class action complaints against us and other manufacturers of SOLODYN® and its generic equivalents. A detailed description of the SOLODYN® FTC investigation and class action suits are described in “Item 15. Exhibits and Financial Statement Schedules – Note 19. Legal and Regulatory Matters.” The defense of antitrust litigation investigation and claims are generally expensive and time consuming, and we can give no assurance as to the timing or outcome of such investigation or claims or of any future private litigation or government action alleging that one of our settlement agreements violates antitrust laws.

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

Even if we are able to obtain regulatory approvals for our new products, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be affected by several factors, including:

●	the availability of alternative products from our competitors;
●	the prices of our products relative to those of our competitors;
●	the timing of our market entry;
●	the ability to market our products effectively at the retail level;
●	the perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits of our drug products compared to those of competing products; and
●	the acceptance of our products by government and private formularies.

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

Market perceptions of our business are very important to us, especially market perceptions of the safety and quality of our products. If any of our products or similar products that other companies distribute are subject to market withdrawal or recall or are proven to be, or are claimed to be, harmful to consumers, then this could have a material adverse effect on our business, results of operations and financial condition. Also, because our business is dependent on market perceptions, negative publicity associated with product quality, illness or other adverse effects resulting from, or perceived to be resulting from, our products could have a material adverse impact on our business, results of operations and financial condition.

We may discontinue the manufacture and distribution of certain existing products, which may adversely impact our business, results of operations and financial condition.

We continually evaluate the performance of our products, and may determine that it is in our best interest to discontinue the manufacture and distribution of certain of our products. For example, during 2013, we decided to discontinue the manufacture and distribution of certain products after we conducted a strategic review of our then currently manufactured generic product portfolio. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate products to discontinue or that our decision to discontinue various products is prudent if market conditions change. In addition, there are no assurances that the discontinuance of products will reduce our operating expenses or will not cause us to incur material charges associated with such a decision. Furthermore, the discontinuance of existing products entails various risks, including, in the event that we decide to sell the discontinued product, the risk that we will not be able to find a purchaser for such products or that the purchase price obtained will not be equal to at least the book value of the net assets for such products. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our discontinued products, which could prevent us from selling other products to them in the future. Moreover, we may incur other significant liabilities and costs associated with our discontinuance of products, which could have a material adverse effect on our business, results of operations and financial condition.

We expend a significant amount of resources on research and development efforts that may not lead to successful product introductions or the recovery of our research and development expenditures.

We conduct research and development primarily to enable us to manufacture and market pharmaceuticals in accordance with FDA regulations. We spent approximately $68.9 million, $81.3 million and $82.7 million on research and development activities during the years ended December 31, 2013, 2012 and 2011, respectively. We are required to obtain FDA approval before marketing our drug products. The FDA approval process is costly and time consuming. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, our research and development expenditures may not result in the successful introduction of FDA-approved pharmaceuticals.

Our bioequivalence studies, other clinical studies and/or other data may not result in FDA approval to market our new drug products. While we believe that the FDA’s ANDA procedures will apply to our bioequivalent versions of branded drugs, these drugs may not be suitable for, or approved as part of, these abbreviated applications. In addition, even if our drug products are suitable for FDA approval by filing an ANDA, the abbreviated applications are costly and time consuming to complete. After we submit an NDA or ANDA, the FDA may require that we conduct additional studies, and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in anticipation of the product’s launch. In the event that FDA approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. Finally, we cannot be certain that any investment made in developing products or product-delivery technologies will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products or new delivery technologies as a result of those efforts, we will be unable to recover those expenditures.

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

During each development stage, we may encounter obstacles that delay the process or approval and increase expenses, leading to significant risks that we will not achieve our goals and may be forced to abandon a potential product in which we have invested substantial amounts of time and money. These obstacles may include: preclinical failures; difficulty enrolling patients in clinical trials; delays in completing formulation and other work needed to support an application for approval; adverse reactions or other safety concerns arising during clinical testing; insufficient clinical trial data to support the safety or efficacy of the product candidate; and failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate or the facilities in which it is manufactured. For instance, in January 2013, the FDA issued a Complete Response Letter regarding our NDA for our late stage branded pharmaceutical product candidate that we are developing internally, RYTARY™, for the symptomatic treatment of Parkinson’s disease. In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY ™ and supportive manufacturing and distribution activities. During the assessment of the NDA, we had withdrawn the Hayward site as an alternative site of commercial production in the launch of RYTARY™. We are currently working with the FDA on the appropriate next steps for the RYTARY™ NDA and, as noted above, on closing out the warning letter, however we cannot be assured of when that will occur. During 2013, we discontinued our branded pharmaceutical development programs for the potential treatment of moderate to severe Restless Leg Syndrome (“RLS”) after the results from the study did not achieve the statistical criteria for its primary efficacy endpoints compared to placebo and our program for the potential treatment of epilepsy as a result of technical and competitive factors. As a result of the obstacles noted above, our investment in research and development of branded products can involve significant costs with no assurances of future revenues or profits.

Approvals for our new generic drug products may be delayed or become more difficult to obtain if the FDA institutes changes to its approval requirements.

The FDA may institute changes to its ANDA approval requirements, which may make it more difficult or expensive for us to obtain approval for our new generic products. For instance, in July 2012, the Generic Drug Fee User Amendments of 2012 (“GDUFA”) was enacted into law. The GDUFA legislation implemented fees for new ANDAs, Drug Master Files, product and establishment fees and a one-time fee for back-logged ANDAs pending approval as of October 1, 2012. In return, the program is intended to provide faster and more predictable ANDA reviews by the FDA and increased inspections of drug facilities. Under GDUFA, generic product companies face significant penalties for failure to pay the new user fees, including rendering an ANDA not “substantially complete” until the fee is paid. It is currently uncertain the effect the new fees and new review procedures will have on our ANDA process and business, however, any failure by us or our suppliers to pay the fees or to comply with the other provisions of GDFUA may impact or delay our ability to file ANDAs, obtain approvals for new generic products, generate revenues and thus may have a material adverse effect on our business, results of operations and financial condition.

Some of our ANDA filings are or may also become the subject of petitions filed by brand-name drug manufacturers seeking changes from the FDA in the approval requirements for particular drugs, which can delay or make development of generic drugs more difficult. We cannot predict whether the FDA will make any changes to its abbreviated application requirements as a result of these petitions, or the effect that any changes may have on us. Any changes in FDA requirements as a result of these petitions or otherwise may similarly make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus have a material adverse effect on our business, results of operations and financial condition.

The risks and uncertainties inherent in conducting clinical trials could delay or prevent the development and commercialization of our own branded products, which could have a material adverse effect on our business, results of operations and financial condition.

With respect to our branded products which do not qualify for the FDA’s abbreviated application procedures, we must demonstrate through clinical trials that these products are safe and effective for use. We have only limited experience in conducting and supervising clinical trials. The process of completing clinical trials and preparing an NDA may take several years and requires substantial resources. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval. There are substantial filing fees for NDAs that are not refundable if FDA approval is not obtained.

There are a number of risks and uncertainties associated with clinical trials. The results of clinical trials may not be indicative of results that would be obtained from large scale testing. Clinical trials are often conducted with patients having advanced stages of disease and, as a result, during the course of treatment these patients can die or suffer adverse medical effects for reasons that may not be related to the pharmaceutical agents being tested, but which nevertheless affect the clinical trial results. In addition, side effects experienced by the patients may cause delay of approval or limit the profile of an approved product. Moreover, our clinical trials may not demonstrate sufficient safety and efficacy to obtain approval from the FDA or foreign regulatory authorities. The FDA or foreign regulatory authorities may not agree with our assessment of the clinical data or they may interpret it differently. Such regulatory authorities may require additional or expanded clinical trials. Even if the FDA or foreign regulatory authorities approve certain products developed by us, there is no assurance that such regulatory authorities will not subject marketing of such products to certain limits on indicated use.

Failure can occur at any time during the clinical trial process and, in addition, the results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety or efficacy despite having progressed successfully through earlier clinical testing. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in earlier clinical trials. For example, we had previously sought to develop an earlier product formulation containing carbidopa/levodopa for the treatment of Parkinson’s disease. Following completion of the clinical trials and submission of the NDA, the NDA was not approved due to the FDA’s concerns over product nomenclature and the potential for medication errors. In early 2013, we discontinued our branded pharmaceutical development program for IPX159, an oral controlled-release formulation for the potential treatment of moderate to severe RLS, after the results from the clinical study in patients did not achieve the statistical criteria for its primary efficacy endpoints compared to placebo. In the future, the completion of clinical trials for our product candidates may be delayed or halted for the reasons noted above in addition to many other reasons, including:

●	delays in patient enrollment, and variability in the number and types of patients available for clinical trials;
●	regulators or institutional review boards may not allow us to commence or continue a clinical trial;
●	our inability, or the inability of our partners, to manufacture or obtain from third parties materials sufficient to complete our clinical trials;
●	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
●	risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;
●	difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data;
●	poor effectiveness of product candidates during clinical trials;
●	safety issues, including adverse events associated with product candidates;
●	the failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;
●	governmental or regulatory delays or changes in regulatory requirements, policy and guidelines; and
●	varying interpretation of data by the FDA or foreign regulatory authorities.

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

If third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates, which could have a material adverse effect on our business, results of operations and financial condition.

We currently do not have a license partner for commercialization of IPX066 outside of the United States.

In December 2010, we entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”) whereby GSK received an exclusive license to develop and commercialize IPX066 (brand name RYTARY™ in the United States) throughout the world, except in the United States and Taiwan, and certain follow-on products at the option of GSK. In April 2013, we announced with GSK that we were terminating our collaboration as a result of delays in the anticipated regulatory approval and launch dates in countries in which GSK had rights to commercialize the product and the License, Development and Commercialization Agreement was terminated. At the end of July 2013, GSK’s rights to develop and commercialize IPX066 outside the United States and Taiwan were transferred back to us.

In late 2013, we initiated preparation of the required documents for a Market Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for IPX066 and are currently targeting filing of such required documents during the second half of 2014. We are, however, also currently seeking a license partner for the development and commercialization of IPX066 outside of the United States. No assurances, however, can be made that we will be able to submit the MAA to the EMA by our target timeline or that we will find a license partner for the development and commercialization of IPX066 outside of the United States. If we are unsuccessful in entering into a third party collaboration arrangement for the development and commercialization activities for IPX066 outside of the United States and/or are unable to satisfy our regulatory obligations with respect to IPX066 in such territories, we will be unable to obtain regulatory approval for IPX066 in certain jurisdictions outside of the United States, which could have a material adverse effect on our business, results of operations and financial condition.

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

Public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our business, results of operations and financial condition.

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

We typically purchase the ingredients, other materials and supplies that we use in the manufacturing of our products, as well as certain finished products, from a small number of foreign and domestic suppliers. The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier or the supplier was not in compliance with FDA or other applicable requirements, the FDA approval of a new supplier could delay the manufacture of the drug involved. As a result, there is no guarantee we will always have timely and sufficient access to a required raw material or other product. In addition, some materials used in our products are currently available from only one supplier or a limited number of suppliers. Generally, we would need as much as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that it intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Further, a significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

●	greater possibility for disruption due to transportation or communication problems;
●	the relative instability of some foreign governments and economies;
●	interim price volatility based on labor unrest, materials or equipment shortages, export duties, restrictions on the transfer of funds, or fluctuations in currency exchange rates; and
●	uncertainty regarding recourse to a dependable legal system for the enforcement of contracts and other rights.

Those of our raw materials that are available from a limited number of suppliers include Bendroflumethiazide, Chloroquine, Colestipol, Digoxin, Fenofibrate, Methyltestosterone, Nadolol, Pyridostigmine and Klucel®, all of which are active pharmaceutical ingredients except Klucel®, which is an excipient used in several product formulations. The manufacturers of several of these products are sole-source suppliers. While none of the active ingredients is individually significant to our business, the excipient, which is not covered by a supply agreement, is utilized in a number of significant products. Only a couple of the active ingredients are covered by long-term supply agreements and, although we have to date only experienced occasional interruptions in supplies, no assurance can be given that we will continue to receive uninterrupted or adequate supplies of such raw materials.

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

Any inability to obtain raw materials on a timely basis, or any significant price increases which cannot be passed on to customers, could have a material adverse effect on our business, results of operations and financial condition.

Our policies regarding returns, rebates, allowances and chargebacks, and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods.

Based on industry practice, generic drug manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products due to competitive pricing. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesalers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other customers. A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

Certain of our products use controlled substances, the availability of which may be limited by the DEA and other regulatory agencies.

We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the DEA in the United States. These laws relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA and other regulatory agencies limit the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA for procurement quota in order to obtain these substances. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, results of operations and financial condition.

Unstable economic conditions may adversely affect our industry, business, results of operations and financial condition.

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

In addition, we have exposure to many different industries and counterparties, including our partners under our alliance and collaboration agreements, suppliers of raw chemical materials, drug wholesalers and other customers that may be affected by an unstable economic environment. Any economic instability may affect these parties’ ability to fulfill their respective contractual obligations to us, cause them to limit or place burdensome conditions upon future transactions with us or drive us and our competitors to decrease prices, each of which could materially and adversely affect our business, results of operations and financial condition.

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

Pursuant to license and distribution agreements with unrelated third party pharmaceutical companies, we are dependent on such companies to supply us with product that we market and sell, and we may enter into similar agreements in the future. Any delay or interruption in the supply of product under such agreements could curtail or delay our product shipment and adversely affect our revenues, as well as jeopardize our relationships with our customers.

From time to time we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, results of operations and financial condition.

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

The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of our products are subject to extensive regulation by federal agencies, including the FDA, DEA, FTC, Consumer Product Safety Commission and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations and agencies in California, Pennsylvania and elsewhere, as well as the laws and regulations of Taiwan. Such regulations are also subject to change by the relevant federal, state and international agencies. For instance, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California's electronic pedigree requirement is scheduled to take effect in January 2015. In late 2013, the President signed The Drug Quality and Security Act. It is anticipated that the new federal statute, and rulemaking pursuant to that statute, will displace California law on electronic pedigree. Compliance with California’s or any future federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens. Compliance with other federal and state and local law regulations, including compliance with any newly enacted regulations, requires substantial expenditures of time, money and effort to ensure full technical compliance. Failure to comply with the FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and civil or criminal prosecution.

For instance, in 2012, we conducted a voluntary market withdrawal of our bupropion XL 300 mg product, which we manufactured and Teva Pharmaceuticals USA, Inc. marketed, after the FDA determined that the product was not therapeutically equivalent to the referenced listed drug, Wellbutrin XL® 300 mg.

As discussed above, we received a warning letter in late May 2011 from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility citing deviations from cGMP. During the quarter ended March 31, 2012 and the quarter ended March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. We have taken a number of steps to thoroughly review our quality control and manufacturing systems and standards and are working with several third-party experts to assist us with our review and assist in enhancing such systems and standards. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out and the Form 483 observations resolved, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications currently or previously listing our Hayward, California facility as a manufacturing location of finished dosage forms until the warning letter is closed out and the Form 483 observations are resolved. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter and the Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. Any such actions could significantly disrupt our business and harm our reputation, resulting in a material adverse effect on our business, results of operations and financial condition.

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

We may experience reductions in the levels of reimbursement for pharmaceutical products by governmental authorities, HMOs or other third-party payers. Any such reductions could have a material adverse effect on our business, results of operations and financial condition.

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

Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

●	suspend or debar the contractor from doing business with the government or a specific government agency;
●	terminate existing contracts, in whole or in part, for any reason or no reason;
●	reduce the scope and value of contracts;
●	change certain terms and conditions in contracts;
●	claim rights to products, including intellectual property, developed under the contract;
●	take actions that result in a longer development timeline than expected;
●	direct the course of a development program in a manner not chosen by the government contractor;
●	audit and object to the contractor’s contract-related costs and fees, including allocated indirect costs; and
●	control and potentially prohibit the export of the contractor’s products.

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

Healthcare costs have risen significantly over the past decade. On March 23, 2010, President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) and on March 30, 2010, the President signed the "Health Care and Education Reconciliation Act" (P.L. 111-152), collectively commonly referred to as the “Healthcare Reform Act” which, among other things, requires most individuals to have health insurance, effective January 1, 2014, establishes new regulations on health plans (with the earliest changes for certain benefits beginning with plan years commencing after September 23, 2010), creates insurance exchanges (effective January 2014) and imposes new requirements and changes in reimbursement or funding for healthcare providers, device manufacturers and pharmaceutical companies (with the earliest changes effective on March 23, 2010) and other changes staged in thereafter. The Health Care Reform Act also added substantial new provisions affecting compliance, some of which may require us to modify our business practices with health care practitioners. Pharmaceutical manufacturers are required, beginning from 2013, to comply with the federal Physician Payments Sunshine Act, which was passed as part of the Health Care Reform Act and requires pharmaceutical companies to monitor and report payments, gifts, the provision of samples and other remuneration made to physicians and other health care professionals and health care organizations. The Healthcare Reform Act imposes additional requirements and obligations upon our company, which, to a certain extent, will depend upon the mix of products we sell. These changes include, among other things:

●

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

●

the imposition of annual fees upon manufacturers or importers of branded prescription drugs, which fees will be in amounts determined by the Secretary of Treasury based upon market share and other data;

●	providing a 50% discount on brand-name prescriptions filled in the Medicare Part D coverage gap beginning in 2011;
●	imposing increased penalties for the violation of fraud and abuse laws and funding for anti-fraud activities; and
●

creating a new pathway for approval of biosimilar biological products and granting an exclusivity period of 12 years for branded drug manufacturers of biological products before biosimilar products can be approved for marketing in the U.S.; and

●	expands the definition of “covered entities” that purchase certain outpatient drugs in the 340B Drug Pricing Program of Section 340B of the Public Health Service Act.

The Healthcare Reform Act restructures payments to Medicare managed care plans and reduces reimbursements to many institutional customers. Accordingly, the change in the Medicaid rebate levels, the additional fees imposed upon our company if it markets branded drugs, other compliance obligations, and the reduced reimbursement levels to institutional customers may result in a loss of revenue and could adversely affect our business.

Further, the Healthcare Reform Act also amends the intent requirement of the federal Anti-Kickback Statute. In particular, a person or entity no longer needs to have actual knowledge of the Anti-Kickback Statute or specific intent to violate it. In addition, the Healthcare Reform Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exemption or safe harbor. From time to time we may enter into business arrangements (e.g., loans or investments) involving our customers and those arrangements may be reviewed by federal and state regulators. Although we believe that we are in compliance, our practices may be determined to fail to meet all of the criteria for safe harbor protection from anti-kickback liability.

The Healthcare Reform Act contemplates the promulgation of significant future regulatory action which may also further affect our business. The Act and any further changes to health care laws or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, results of operations and financial condition.

We depend on our intellectual property, and our future success is dependent on our ability to protect our intellectual property and not infringe on the rights of others.

We believe intellectual property protection is important to our business and that our future success will depend, in part, on our ability to obtain patent protection, maintain trade secret protection and operate without infringing on the rights of others. We cannot assure you that:

●	any of our future processes or products will be patentable;
●	our processes or products will not infringe upon the patents of third parties; or
●	we will have the resources to defend against charges of patent infringement by third parties or to protect our own rights against infringement by third parties.

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

At December 31, 2013, our goodwill, which was originally generated as a result of the December 1999 merger of Global Pharmaceuticals Corporation and Impax Pharmaceuticals, Inc., was approximately $27.6 million, or approximately 3% of our total assets, and the carrying value of our intangible assets, composed primarily of the Zomig® and Tolmar product rights acquired by us pursuant to the AZ Agreement and the Tolmar Agreement, was approximately $29.7 million, or approximately 3% of our total assets. We may never realize the value of our goodwill and intangibles. We regularly evaluate and will continue to regularly evaluate whether events or circumstances have occurred to indicate all, or a portion, of the carrying amount of goodwill or intangible assets may no longer be recoverable, in which case an impairment charge to earnings would become necessary. During the three month period ended September 30, 2013, we recorded a $13.2 million impairment charge to cost of revenues for our Global Division as a result of deteriorating market conditions. During the same period in 2013, we also recorded an intangible asset impairment charge of $0.8 million in research and development expenses as a result of a decision by management to withdraw one of our ANDAs and no longer seek FDA approval. The impairment charge represented the full carrying value of the ANDA. Other than the impairment charges discussed above, as of December 31, 2013, the carrying value of our goodwill and intangible assets was not impaired based on our assessment performed in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Any future determination requiring the write-off of a significant portion of the carrying value of our goodwill or intangible assets, however, could have a material adverse effect on our business, results of operations and financial condition.

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

We have experienced rapid growth in the past several years and anticipate continued rapid expansion in the future. The number of our ANDAs pending approval at the FDA has increased from 24 at December 31, 2008 to 35 pending applications and one application tentatively approved by the FDA at February 7, 2014. This growth has required us to expand, upgrade, and improve our administrative, operational, and management systems, internal controls and resources. We anticipate additional growth in connection with the expansion of our manufacturing operations, development of our brand-name products, and our marketing and sales efforts for the products we develop. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage growth effectively or to develop a successful marketing approach, our business and financial results will be materially harmed. We may also seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings. Further, if we are unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition.

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

We have a revolving credit facility in the aggregate principal amount of $50 million. Our revolving credit facility contains a number of negative covenants that limit our ability to engage in activities. These covenants limit or restrict, among other things, our ability to:

●	incur additional indebtedness and grant liens on assets;
●	make certain investments and restricted payments (including the ability to pay dividends and repurchase stock);
●	undertake certain acquisitions or sell certain assets; and
●	enter into certain transactions with our affiliates.

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

The expansion of social media platforms present new risks and challenges, which could cause a material adverse effect on our business, results of operations and financial condition.

The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information. In addition, negative posts or comments about us on any social networking website could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.          Unresolved Staff Comments

Not applicable.

Item 2.             Properties

Our primary properties consist of a leased 45,000 sq. ft. corporate headquarter facility, an owned 35,000 sq. ft. research and development center and an owned 50,000 sq. ft. manufacturing facility, all located in Hayward, California; a 113,000 sq. ft. packaging and warehousing facility located in Philadelphia, Pennsylvania, also owned by us, and a leased 44,000 sq. ft. facility located in New Britain, Pennsylvania, which houses sales, marketing and administration personnel and also serves as our distribution center. In addition, we own a 19,000 sq. ft. office building containing additional administrative and laboratory facilities in Hayward, a 50,400 sq. ft. warehouse building in Hayward, and a 13,300 sq. ft. building in Hayward which houses additional administrative support staff. We also lease two additional facilities aggregating 76,180 sq. ft. in Hayward, California, which are utilized for additional research and development, administrative services and equipment storage and one 9,250 sq. ft. facility in Hayward, California used to support manufacturing and quality assurance. The expiration dates of these lease agreements range between March 31, 2014 and December 31, 2015. We also own a 100,000 sq. ft. manufacturing facility in Taiwan. Our properties are generally used to support the operations of both the Global Division and the Impax Division.

In our various facilities we maintain an extensive equipment base that includes new or recently reconditioned equipment for the manufacturing and packaging of compressed tablets, coated tablets and capsules. The manufacturing and research and development equipment includes mixers and blenders for capsules and tablets, automated capsule fillers, tablet presses, particle reduction, sifting equipment, and tablet coaters. The packaging equipment includes fillers, cottoners, cappers, and labelers. We also maintain two well equipped, modern laboratories used to perform all the required physical and chemical testing of our products. We also maintain a broad variety of material handling and cleaning, maintenance, and support equipment. We own substantially all of our manufacturing equipment and believe it is well maintained and suitable for its requirements.

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

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price

Our common stock is traded on the NASDAQ Global Market under the symbol "IPXL". The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Market, as follows:

	Price Range per Share
	High	Low
Year Ending December 31, 2013
First Quarter	$22.38	$14.41
Second Quarter	$19.98	$15.05
Third Quarter	$22.01	$19.79
Fourth Quarter	$25.50	$19.39
Year Ending December 31, 2012
First Quarter	$25.00	$18.40
Second Quarter	$25.36	$19.29
Third Quarter	$26.89	$19.22
Fourth Quarter	$27.25	$19.45

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

Holders

As of February 14, 2014, there were approximately 268 holders of record of our common stock, solely based upon the count our transfer agent provided us as of that date.

Dividends

We have never paid cash dividends on our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business. The payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our earnings, financial condition, capital requirements and other factors as the Board of Directors may deem relevant. Our credit agreement with Wells Fargo prohibits the payment of dividends without their consent.

Unregistered Sales of Securities

There were no sales of unregistered securities during the year ended December 31, 2013.

Purchases of Equity Securities by the Issuer

The following table provides information regarding the purchases of our equity securities by us during the quarter ended December 31, 2013.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	139,087	$20.55	—	—
November 1, 2013 to November 30, 2013	—	—	—	—
December 1, 2013 to December 31, 2013	852	$23.23	—	—
Total	139,939	$20.57	—	—

(1)

Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our Second Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”).

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a) (c)
Equity compensation plans approved by security holders	3,770,905	(1)	$14.01	3,359,976
Equity compensation plans not approved by security holders	---		---	151,875	(2)
Total:	3,770,905		$14.01	3,511,851

(1)	Represents options issued pursuant to the 2002 Plan, and the Impax Laboratories, Inc. 1999 Equity Incentive Plan.

(2)	Represents 151,875 shares of common stock available for future issuance under the Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.

See “Item 15. Exhibits and Financial Statement Schedules — Note 13. Employee Benefit Plans and Note 14. Share-Based Compensation,” for information concerning our employee benefit plans and equity compensation plans.

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

The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of our financial position and results of operations for these periods.

	For the Years Ended December 31,
($ in 000s, except per share data)	2013	2012	2011	2010	2009

Statements of Operations Data:
Total revenues	$511,502	$581,692	$512,919	$879,509	$358,409
Research and development	68,854	81,320	82,701	86,223	63,274
Total operating expenses	205,687	199,562	158,684	145,939	117,683
(Loss) income from operations	(6,387)	82,992	99,611	393,324	70,413
Net income	101,259	55,873	65,495	250,418	50,061
Net income per share — basic	1.51	0.85	1.02	4.04	0.83
Net income per share — diluted	1.47	0.82	0.97	3.82	0.82

	As of December 31,
($ in 000s)	2013	2012	2011	2010	2009

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$413,133	$298,918	$346,414	$348,401	$90,369
Working capital	505,852	400,248	443,074	394,278	170,143
Total assets	996,923	863,970	793,859	693,318	660,756
Long-term debt	--	--	--	--	--
Total liabilities	186,720	172,867	190,918	185,331	438,748
Retained earnings	473,873	372,614	316,741	251,246	828
Total stockholders’ equity	810,203	691,103	602,941	507,987	222,008

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

Overview

General

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of February 7, 2014, we marketed 117 generic pharmaceuticals, which represent dosage variations of 38 different pharmaceutical compounds through our own Global Pharmaceuticals division; another eight of our generic pharmaceuticals representing dosage variations of three different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of February 7, 2014, we had 35 applications pending at the FDA, in addition to one application tentatively approved by the FDA, and 42 other products in various stages of development for which applications have not yet been filed.

In the generic pharmaceuticals market, we focus our efforts on controlled-release generic versions of selected brand-name pharmaceuticals covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that will reproduce the brand-name product’s physiological characteristics but not infringe any valid patents relating to the brand-name product. We generally focus on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our formulation expertise to develop controlled-release versions that do not infringe valid patents covering the brand-name products. We develop specialty generic pharmaceuticals that we believe present certain competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. We have also recently expanded our generic pharmaceutical products portfolio to include alternative dosage form products primarily through alliance and collaboration agreements with third parties.

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

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following sales channels: the Global Products sales channel, for sales of generic prescription products we sell directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel, for generic pharmaceutical over-the-counter and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label; the Rx Partner sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel, for sales of generic pharmaceutical over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements. We sell our Global Division products within the continental United States and the Commonwealth of Puerto Rico. We have no sales in foreign countries. Revenues from Global Product sales channel and the Private Label Product sales channel are reported under the caption “Global Product Sales, net” in our consolidated results of operations. We also generate revenue in our Global Division from research and development services provided under a joint development agreement with another pharmaceutical company, and we report such revenue under the caption “Other Revenues” in “Item 15. Exhibits and Financial Statement Schedules – Note 20 - Supplementary Financial Information.”

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

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the U.S. Securities & Exchange Commission (SEC) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs under the Company's several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2013.

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

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the years ended December 31, 2013, 2012 and 2011:

	As of December 31,
	2013	2012	2011
	($ in 000s)
Chargeback reserve

Beginning balance	$18,410	$22,161	$14,918
Provision recorded during the period	389,707	209,452	166,504
Credits issued during the period	(371,051)	(213,203)	(159,261)
Ending balance	$37,066	$18,410	$22,161

Provision as a percent of gross product sales	34%	22%	23%

The aggregate provision for chargebacks, as a percent of gross product sales, increased to 34% in 2013 from 22% in 2012 primarily as a result of an increase in the estimated provision for chargebacks related to our authorized generic Adderall XR® products during the year ended December 31, 2013 due to price erosion resulting from increased competition. In June 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to our authorized generic Adderall XR® products and began marketing their product. See “Results of Operations” below for additional discussion on the impact of our authorized generic of Adderall XR® product sales on our financial condition.

The aggregate provision for chargebacks, as a percent of gross product sales, decreased slightly from 2011 to 2012 primarily as a result of sales of Impax-labeled branded Zomig®, which we began selling during the year ended December 31, 2012, and which carries a lower average chargeback amount relative to our other products. The lower chargebacks on Impax-labeled branded Zomig® were partially offset by higher chargebacks on sales of our authorized generic Adderall XR® and fenofibrate products during the year ended December 31, 2012 which resulted in lower net selling prices for those products. The lower net selling prices on our authorized generic Adderall XR® and fenofibrate products were the result of increased competition during the year ended December 31, 2012. With respect to our authorized generic Adderall XR® products, in June 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to ours and began marketing their product. With respect to our fenofibrate products, in October 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to our fenofibrate capsules and began marketing their product. See “Results of Operations” below for additional discussion on the impact of our authorized generic of Adderall XR® and fenofibrate product sales on our financial condition.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the years December 31, 2013, 2012 and 2011:

	As of December 31,
	2013	2012	2011
	($in 000s)
Rebate reserve

Beginning balance	$46,011	$29,164	$23,547
Provision recorded during the period	193,288	111,099	79,697
Credits issued during the period	(150,850)	(94,252)	(74,080)
Ending balance	$88,449	$46,011	$29,164

Provision as a percent of gross product sales	17%	12%	11%

The increase in the provision for rebates as a percent of gross product sales from 2012 to 2013 was principally the result of product sales mix, as well as higher levels of rebates offered on our authorized generic Adderall XR® products.

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

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until 12 months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the accrued product returns for the years ended December 31, 2013, 2012 and 2011:

	As of December 31,
	2013	2012	2011
	($in 000s)
Returns reserve

Beginning balance	$23,440	$24,101	$33,755
Provision recorded during the period	11,015	3,003	688
Credits issued during the period	(6,366)	(3,664)	(10,342)
Ending balance	$28,089	$23,440	$24,101

Provision as a percent of gross product sales	1.0%	0.3%	0.1%

The provision for returns as a percent of gross product sales increased to 1.0% in 2013 as compared to 0.3% in 2012. The primary factor driving the 2013 rate is due to a shifting sales mix within both the generic and brand product divisions.

The provision for returns as a percent of gross product sales remained relatively low during the years ended December 31, 2011 and 2012 as the result of low levels of returns for high volume products such as authorized generic Adderall XR® and fenofibrate. Credits issued during 2011 included $5.8 million related to a recall of our authorized generic Adderall XR® products which was initiated by our unrelated third-party manufacturer of those products. Other credits issued during 2011 amounted to $4.5 million, similar to the total credits issued in 2012.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimates of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the pricing programs which may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $15,163,000 and $33,794,000 as of December 31, 2013 and 2012, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $774,000 and $390,000 as of December 31, 2013 and 2012, respectively. Historically, differences between our estimated and actual credits issued for shelf stock adjustments have not been significant.

Rx Partner and OTC Partner. Each of our Rx Partner and OTC Partner agreements contain multiple deliverables in the form of products, services and/or licenses over extended periods. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) Topic 605-25 supplemented SAB 104 and provides guidance for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements that are material to our financial results, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue and related direct manufacturing costs over the estimated life of the agreement or our estimated expected period of performance using either the straight-line method or a modified proportional performance method.

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

OTC Partner revenue is related to our alliance and collaboration agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) and our supply agreement with L. Perrigo Company (“Perrigo”) with respect to the supply of over-the-counter pharmaceutical products. The OTC Partner sales channel is no longer a core area of our business, and the over-the-counter pharmaceutical products we sell through this sales channel are older products which are only sold to Pfizer and Perrigo, and which we sell at a loss. We are currently only required to manufacture the over-the-counter pharmaceutical products under our agreements with Pfizer and Perrigo. In order to avoid deferring the losses we incur upon shipment of these products to Pfizer and Perrigo, we recognize revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer or Perrigo, as applicable, which is generally when the product is shipped by us. We recognize profit share revenue in the period earned.

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

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan generally vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model, wherein expected volatility is based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends.

Income Taxes. We are subject to U.S. federal, state and local income taxes, Netherlands income tax and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values (GAAP) and the tax bases of our assets and liabilities.

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at December 31, 2013. We carry our deferred compensation liability at fair value, based upon observable market values. We had no debt outstanding as of December 31, 2013. Our only remaining debt instrument at December 31, 2013 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it.

Contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, covering a wide range of matters, including, among others, patent litigation, stockholder lawsuits, and product and clinical trial liability. In accordance with FASB ASC Topic 450 - Contingencies, we record accrued loss contingencies when it is probable a liability will be incurred and the amount of loss can be reasonably estimated and we do not recognize gain contingencies until realized.

Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles", rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2013 and 2012, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. To date, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview:

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)
(in $000’s)
			$	%
Total revenues	$511,502	$581,692	$(70,190)	(12)%
Gross profit	199,300	282,554	(83,254)	(29)%

(Loss) income from operations	(6,387)	82,992	(89,379)	nm

Income before income taxes	146,940	83,311	63,629	76%
Provision for income taxes	45,681	27,438	18,243	66%
Net income	$101,259	$55,873	$45,386	81%

nm - not meaningful

Consolidated total revenues for 2013 decreased $70.2 million, or 12%, as compared to 2012. New product launches increased revenues during the year ended December 31, 2013 by $97.1 million, or 17% compared to the prior year period, primarily related to our January 2013 launch of non-AB rated Oxymorphone Hydrochloride Extended-Release Tablets and our July 2013 launch of authorized generic Trilipix® delayed release capsules. Decreased product volumes (excluding new product launches) decreased revenues during the year ended December 31, 2013 by $85.5 million, or 15% compared to the prior year period, while selling price and product mix decreased revenues by $81.8 million, or 14% compared to the prior year period. Revenues from our Global Division decreased $50.3 million during the year ended December 31, 2013, as compared to the prior year period, driven primarily by lower sales of our authorized generic Adderall XR® and fenofibrate products, as discussed below. Revenues from our Impax Division decreased $19.8 million in 2013 as compared to 2012, as a result of a decline in sales of our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Net income for the year ended December 31, 2013 was $101.3 million, an increase of $45.4 million as compared to $55.9 million for the year ended December 31, 2012. The increase from the prior year period is primarily attributable to a $102.0 million gain in connection with the settlement of litigation under the June 2010 Endo Settlement Agreement which we recorded as Other Income in the three month period ended March 31, 2013, as well as the receipt of a $48.0 million payment from Shire in the three month period ended March 31, 2013, in connection with the settlement of litigation.

Global Division

The following table sets forth results of operations for the Global Division for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)
(in $000’s)
			$	%
Revenues
Global Product sales, net	$383,652	$421,875	$(38,223)	(9)%
Rx Partner	11,639	6,445	5,194	81%
Other Revenues	3,049	20,362	(17,313)	(85)%
Total revenues	398,340	448,682	(50,342)	(11)%
Cost of revenues	253,836	229,355	24,481	11%
Gross profit	144,504	219,327	(74,823)	(34)%

Operating expenses:
Research and development	41,384	48,604	(7,220)	(15)%
Patent litigation	16,545	9,772	6,773	69%
Selling, general and administrative	17,684	15,377	2,307	15%
Total operating expenses	75,613	73,753	1,860	3%
Income from operations	$68,891	$145,574	$(76,683)	(53)%

Revenues

Total revenues for the Global Division for the year ended December 31, 2013, were $398.3 million, a decrease of 11% from 2012, resulting from decreases in Global Product sales, net, and Other Revenues, as discussed below.

Global Product sales, net, were $383.7 million for the year ended December 31, 2013, a decrease of 9% from the same period in 2012, primarily as a result of lower sales of our authorized generic Adderall XR® and our fenofibrate products. With respect to our authorized generic Adderall XR® products, we have experienced significant declines in both market share and average net selling prices as a result of an unrelated pharmaceutical company receiving FDA approval in June 2012 for a competitor product that was launched in the market. With respect to sales of our fenofibrate products, the entrance of a competitor in late 2012 to the fenofibrate capsules market adversely impacted our 2013 results. Any further significant diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Rx Partner revenues were $11.6 million for 2013, an increase of 81% over the prior year period resulting primarily from higher profit share receipts earned under the Teva Agreement. Rx Partner revenue also included a charge of $2.0 million in the year ended December 31, 2012 related to the voluntary market withdrawal of our buproprion XL 300 mg products for which there was no similar charge in the current year.

Other Revenues were $3.0 million for the year ended December 31, 2013, with the decrease from the prior year period resulting from the recognition of $9.0 million of previously deferred revenue related to our product marketed under our OTC Partner alliance agreement with Pfizer during the year ended December 31, 2012, for which there was no similar amount in the current year, as well as a $6.9 million decrease related to the extension of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 which resulted from changes in the estimated timing of completion of certain research and development activities under the agreement.

Cost of Revenues

Cost of revenues was $253.8 million for the year ended December 31, 2013 and $229.4 million for the prior year, an increase of $24.5 million compared to the prior year period. Cost of revenues increased primarily as a result of an intangible asset impairment charge of $13.2 million, as discussed in “Note 8 – Goodwill and Intangible Assets,” in addition to an increase in remediation-related costs, manufacturing inefficiencies related to lower production activity, separation expenses and inventory reserves for products discontinued by the Company and other reserves for pre-launch inventory due to delays caused by the warning letter related to our Hayward, California manufacturing facility. These costs were partially offset by lower profit share expense related to sales of our authorized generic Adderall XR® during the year ended December 31, 2013 compared to the prior year period.

Gross Profit

Gross profit for the year ended December 31, 2013 was $144.5 million, or approximately 36% of total revenues, as compared to $219.3 million, or approximately 49% of total revenues, in the prior year. Gross profit as a percent of total revenues decreased in 2013 as compared to the prior year period primarily as the result of the intangible asset impairment charge noted above and an increase in expenses associated with new product launch delays caused by the warning letter related to our Hayward, California manufacturing facility, including a $6.4 million charge related to pre-launch inventory for products which will no longer be marketed and $6.7 million of inventory reserves recorded in the three month period ended March 31, 2013 for products discontinued by the Company during the period. Partially offsetting these reductions in gross profit margin was the benefit of lower profit share expenses related to sales of our authorized generic Adderall XR® during the year ended December 31, 2013 compared to the prior year period.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2013 were $41.4 million, a decrease of 15%, as compared to the same period of the prior year. Generic research and development expenses decreased in 2013 compared to the prior year period primarily due to the timing of completion of certain research and development projects.

Patent Litigation

Patent litigation for the year ended December 31, 2013 was $16.5 million, an increase of 69%, as compared to the same period of the prior year. The increase in patent litigation expenses in 2013 of $6.8 million compared to the prior year period was primarily the result of the receipt of $5.0 million in the prior year period for the reimbursement of legal fees received pursuant to the settlement of patent litigation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $17.7 million, a 15% increase over the prior year period. The increase resulted primarily from an increase in marketing expenses of $1.5 million, in addition to an increase in freight expenses of $0.8 million due to higher product unit volume compared to the prior year period.

Impax Division

The following table sets forth results of operations for the Impax Division for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)
(in $000’s)
			$	%
Revenues
Impax Product sales, net	$111,900	$118,115	$(6,215)	(5)%
Other Revenues	1,262	14,895	(13,633)	(92)%
Total revenue	113,162	133,010	(19,848)	(15)%
Cost of revenues	58,366	69,783	(11,417)	(16)%
Gross profit	54,796	63,227	(8,431)	(13)%

Operating expenses:
Research and development	27,470	32,716	(5,246)	(16)%
Selling, general and administrative	44,915	37,896	7,019	19%
Total operating expenses	72,385	70,612	1,773	3%
Loss from operations	$(17,589)	$(7,385)	$(10,204)	nm

nm - not meaningful

Revenues

Total revenues were $113.2 million for the year ended December 31, 2013, a decrease of $19.8 million compared to 2012, due primarily to a decline in sales of our Impax-labeled branded Zomig® products. Other Revenues for the year ended December 31, 2012 included $6.5 million in revenue for amortization of the $11.5 million upfront payment received under our License, Development and Commercialization Agreement with GSK in December 2010, which we recognized as revenue on a straight-line basis over the 24 month development period that ended in December 2012. In addition, our Co-Promotion Agreement with Pfizer ended on June 30, 2012, resulting in the $7.1 million decrease in Promotional Partner revenue for the year ended December 31, 2013.

Cost of Revenues

Cost of revenues was $58.4 million for the year ended December 31, 2013, a decrease of $11.4 million over the prior year period primarily as a result of a decrease of $10.6 million in costs during 2013 compared to the prior year period related to our Impax-labeled branded Zomig® products which we commenced selling during 2012. In addition, cost of revenues for the year ended December 31, 2012 included $5.8 million in charges related to our branded products sales force, for which there were no similar amounts included in cost of revenues in the current year period. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012. Partially offsetting these decreases was a $5.0 million reserve recorded in the three month period ended March 31, 2013 for pre-launch inventory related to RYTARY™, as a result of the Complete Response Letter we received from the FDA during the year ended December 31, 2013.

Gross Profit

Gross profit for the year ended December 31, 2013 was $54.8 million, a decrease of $8.4 million over the prior year period primarily resulting from recognition of other revenues and related charges in the year ended December 31, 2012 noted above.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2013 were $27.5 million, a decrease of 16%, as compared to $32.7 million in the prior year period. The $5.2 million decrease for the year ended December 31, 2013 compared to the prior year period was principally driven by a reduction in research and development expenses related to our branded product initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.9 million in the year ended December 31, 2013 as compared to $37.9 million in the prior year period. Charges for our branded products sales force of $5.8 million had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012. We also incurred $4.5 million in increased compensation costs related to the expansion of the sales, marketing and administrative group and $1.8 million in increased expenses for administrative support. These increases were partially offset by a $1.2 million and $3.1 million reduction, respectively, in advertising and promotion expenses for Zomig® (due to loss of our exclusivity period for branded Zomig® tablets and orally disintegrating tablets during 2013) and pre-launch support for RYTARY™.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)
(in $000’s)
			$	%
General and administrative expenses	$57,689	$55,197	$2,492	5%
Total operating expenses	57,689	55,197	2,492	5%
Loss from operations	(57,689)	(55,197)	(2,492)	(5)%

Other income (expense), net	152,447	(138)	152,585	nm
Interest income	1,299	1,089	210	19%
Interest expense	419	632	(213)	(34)%
Income (loss) before income taxes	95,638	(54,878)	150,516	nm
Provision for income taxes	$45,681	$27,438	$18,243	66%

nm - not meaningful

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2013 were $57.7 million, a $2.5 million increase over the prior period. The increase was principally driven by higher executive severance of $3.1 million and an increase in personnel expenses of $2.5 million, in addition to an increase in information technology resource expenses of $1.0 million compared to the prior year period, partially offset by a decrease in litigation expenses of $2.7 million and a decrease in outside consulting expenses of $1.7 million compared to the prior year period.

Other Income (Expense), Net

Other income, net of $152.4 million in the year ended December 31, 2013, an increase of $152.6 million from the prior year period, primarily due to a $102.0 million gain in connection with the settlement of litigation under the June 2010 Endo Settlement Agreement which we recorded as Other Income in the three month period ended March 31, 2013, as well as a $48.0 million payment received from Shire in connection with the settlement of litigation in the three month period ended March 31, 2013. In addition, we recorded a $3.0 million gain in connection with the settlement of litigation in Other Income during the three month period ended June 30, 2013. Partially offsetting this income was a $0.9 million loss on disposal of software in the three month period ended March 31, 2013.

Interest Income

Interest income in the year ended December 31, 2013 was $1.3 million, a slight increase from the same period in 2012.

Interest Expense

Interest expense in the year ended December 31, 2013 was $0.4 million, a slight decrease from the same period in 2012.

Income Taxes

During the year ended December 31, 2013, we recorded an aggregate tax provision of $45.7 million for U.S. domestic income taxes and for foreign income taxes. During the year ended December 31, 2012, we recorded an aggregate tax provision of $27.4 million for U.S. domestic income taxes and for foreign income taxes. The increase in the tax provision during 2013 compared to the prior year period resulted from higher income before taxes in the year ended December 31, 2013 as compared to the prior year. The effective tax rate decreased to 31% for the year ended December 31, 2013 as compared to 33% for the year ended December 31, 2012.

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

Consolidated total revenues for 2012 increased $68.8 million, or 13%, as compared to 2011. New product launches increased revenues during the year ended December 31, 2012 by $119.7 million, or 23.3% compared to the prior year period, primarily related to the launch of the Impax labeled branded Zomig® products. Increased product volumes (excluding new product launches) increased revenues during the year ended December 31, 2012 by $93.5 million, or 18.2% compared to the prior year period, while selling price and product mix decreased revenues by $144.4 million, or 28.2% compared to the prior year period. In our Global Division, sales of our generic Adderall XR® products experienced significant declines in average net selling prices due to increased competition, which were partially offset by higher sales volumes of our fenofibrate products.

Net income for the year ended December 31, 2012 was $55.9 million, a decrease of $9.6 million as compared to $65.5 million for the year ended December 31, 2011, primarily attributable to higher selling, general and administrative expenses, and partially offset by sales of Impax-labeled branded Zomig® tablets which we began selling in the three month period ended June 30, 2012, and sales of Impax-labeled branded Zomig® orally-disintegrating tablets and nasal spray which we began selling in the three month period ended September 30, 2012, and lower income taxes. We continued to earn significant revenues and gross profit from sales of our authorized generic Adderall XR® products and fenofibrate products during the year ended December 31, 2012. With respect to our authorized generic Adderall XR® products we have experienced significant declines in both market share and average net selling prices as a result of an unrelated pharmaceutical company receiving FDA approval in June 2012 for a competitor product and beginning to market their product. Furthermore, we are dependent on a third-party pharmaceutical company to supply us with the finished product we market and sell through our Global Division and we have experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company. With respect to our fenofibrate products, in October 2012, a competitor product to our fenofibrate capsule product was approved for sale by the FDA and began being marketed.

Global Division

The following table sets forth results of operations for the Global Division for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31 2012	December 31 2011	Increase/ (Decrease)
(in $000’s)
			$	%
Revenues
Global Product sales, net	$421,875	$443,818	$(21,943)	(5)%
Rx Partner	6,445	26,333	(19,888)	(76)%
Other Revenues	20,362	21,559	(1,197)	(6)%
Total revenues	448,682	491,710	(43,028)	(9)%
Cost of revenues	229,355	242,713	(13,358)	(6)%
Gross profit	219,327	248,997	(29,670)	(12)%

Operating expenses:
Research and development	48,604	46,169	2,435	5%
Patent litigation	9,772	7,506	2,266	30%
Selling, general and administrative	15,377	11,313	4,064	36%
Total operating expenses	73,753	64,988	8,765	13%
Income from operations	$145,574	$184,009	$(38,435)	(21)%

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

Other Revenues were $20.4 million for the year ended December 31, 2012, a decrease of $1.2 million resulting from the recognition of a $3.0 million milestone payment in the prior year for which there was no such milestone payment recognized during the year ended December 31, 2012, and a $4.8 million decrease related to the extension of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 which resulted from changes in the estimated timing of completion of certain research and development activities under the agreement. Partially offsetting this decrease was the recognition of $9.0 million of previously deferred revenue related to our product marketed under our OTC Partner alliance agreement with Pfizer. For additional information on the OTC Partner agreement with Pfizer, see “Item 15. Exhibits and Financial Statement Schedules — Note 12. Alliance and Collaboration Agreements — OTC Partner Alliance Agreement.”

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

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2012 were $48.6 million, an increase of 5%, as compared to the same period of the prior year. Generic research and development expenses increased primarily due to a $1.0 million increase in spending on FDA remediation matters and a $1.0 million increase in Generic Drug User Fee Act (“GDUFA”) filing fees incurred during the year ended December 31, 2012. There were no GDUFA fees in the prior year.

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

Impax Division

The following table sets forth results of operations for the Impax Division for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31 2012	December 31 2011	Increase/ (Decrease)
(in $000’s)
			$	%
Revenues
Impax Product sales, net	$118,121	$-	$118,121	nm
Other Revenues	14,889	21,209	(6,320)	(30)%
Total revenue	133,010	21,209	111,801	527%
Cost of revenues	69,783	11,911	57,872	486%
Gross profit	63,227	9,298	53,929	580%

Operating expenses:
Research and development	32,716	36,532	(3,816)	(10)%
Selling, general and administrative	37,896	7,435	30,461	410%
Total operating expenses	70,612	43,967	26,645	61%
Loss from operations	$(7,385)	$(34,669)	$27,284	79%
nm-not meaningful

Revenues

Total revenues were $133.0 million for the year ended December 31, 2012, an increase of $111.8 million compared to 2011, due to sales of our Impax-labeled branded Zomig® tablets which we began selling during the three month period ended June 30, 2012, and our Impax-labeled branded Zomig® orally disintegrating tablets and nasal spray which we began selling during the three month period ended September 30, 2012. Other Revenues includes the recognition of the $11.5 million upfront payment received under our License, Development and Commercialization Agreement with GSK in December 2010, which we recognized as revenue on a straight-line basis over the 24 month development period that ended in December 2012, and $0.8 million received from GSK for clinical trial batches which were shipped to GSK during the year ended December 31, 2012. In addition, under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. we received an initial $10.0 million upfront payment in June 2010 which we are recognizing as Other Revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 91 month period ending December 2017. Finally, our Co-Promotion Agreement with Pfizer ended on June 30, 2012, resulting in the $7.1 million decrease in Other Revenue for the year ended December 31, 2012.

Cost of Revenues

Cost of revenues was $69.8 million for the year ended December 31, 2012, an increase of $57.9 million over the prior year period as a result of $64.0 million in costs related to our Impax-labeled branded Zomig® products which we commenced selling during 2012. During the year ended 2011, we included $11.9 million in charges related to our branded products sales force in cost of revenues while we included charges related to our branded products sales force in selling, general and administrative expenses during the six month period ended December 31, 2012. Charges for our branded products sales force had been included as a component of cost of revenues in the prior year period as the sales force was previously engaged in providing co-promotion services to Pfizer under an agreement which ended on June 30, 2012.

Gross Profit

Gross profit for the year ended December 31, 2012 was $63.2 million, an increase of $53.9 million over the prior year period primarily resulting from the commencement of sales of our Impax-labeled branded Zomig® products during 2012.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2012 were $32.7 million, a decrease of 10%, as compared to $36.5 million in the prior year period. The $3.8 million decrease was principally driven by lower clinical study costs of $3.9 million, and $1.8 million of FDA fees related to the filing of the RYTARY™ NDA in December 2011, partially offset by higher outside drug development costs of $1.7 million.

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

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31 2012	December 31 2011	Increase/ (Decrease)
(in $000’s)
			$	%
General and administrative expenses	$55,197	$49,729	$5,468	11%
Total operating expenses	55,197	49,729	5,468	11%
Loss from operations	(55,197)	(49,729)	(5,468)	(11)%

Other expense, net	(138)	(2,492)	2,354	(94)%
Interest income	1,089	1,149	(60)	(5)%
Interest expense	632	157	475	303%
Loss before income taxes	(54,878)	(51,229)	(3,649)	(7)%
Provision for income taxes	$27,438	$32,616	$(5,178)	(16)%

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

Liquidity and Capital Resources

We generally fund our operations with cash from operations; however, we have used proceeds from the sale of debt and equity securities in the past. Our cash from operations consists primarily of the proceeds from the sales of our products and services.

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

Cash and Cash Equivalents

At December 31, 2013, we had $184.6 million in cash and cash equivalents, an increase of $42.5 million as compared to December 31, 2012. As more fully discussed below, the increase in cash and cash equivalents during the year ended December 31, 2013 was driven by $149.9 million of cash provided by operating activities and $9.0 million received from the exercise of stock options and employee stock purchase plan contributions, including the related tax benefit, partially offset by net cash used in investing activities of $115.9 million.

Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012.

Net cash provided by operating activities for the year ended December 31, 2013 was $149.9 million, an increase of $44.1 million as compared to the prior year $105.8 million net cash provided by operating activities. The period-over-period change in net cash provided by operating activities was driven by higher net income as a result of the payments received in connection with various legal settlements in 2013 partially offset by lower business levels, higher remediation expenses and charges for inventory reserves incurred in relation to the FDA warning letter regarding our Hayward facility. In addition, lower cash payments related to our profit share arrangements were largely offset by an investment in working capital in 2013 versus a reduction of working capital in 2012. The net investment in working capital compared to the prior year was largely driven by accounts receivable and inventory. The 2013 increase in accounts receivable was primarily due to lower cash collections as we experienced some delays in payments. The 2012 decrease in accounts receivable was largely the result of lower sales in the last two months of the year compared to 2011.

Net cash used in investing activities for the year ended December 31, 2013, was $115.9 million as compared to $85.8 million for the prior year. The increase in cash used in investing activities was due to a year over year decrease in cash provided by net maturities of short-term investments of $157.0 million. This decrease was partially offset by a decrease in licensing payments of $92.8 million, representing a decrease of $83.8 million of licensing payments to AstraZeneca under the AZ Agreement, net of amounts received from AstraZeneca during the transition period, and a decrease of $9.0 million of licensing payments to Tolmar under the Tolmar Agreement. Purchases of property, plant and equipment for the year ended December 31, 2013 were $32.8 million as compared to $66.9 million for the prior year period.

Net cash provided by financing activities for the year ended December 31, 2013 was $9.0 million, representing a decrease of $8.3 million as compared to the prior year $17.3 million of net cash provided by financing activities. The year-over-year decrease in net cash provided by financing activities was due to a $4.4 million decrease in the cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan and a $3.9 million decrease in tax benefits related to the exercise of employee stock options.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011.

Net cash provided by operating activities for the year ended December 31, 2012 was $105.8 million, an increase of $99.7 million as compared to the prior year $6.1 million net cash provided by operating activities. The period-over-period increase in net cash provided by operating activities principally resulted from higher cash collections from customers resulting in lower levels of accounts receivable, partially offset by higher inventory. The balance of accounts receivable was $92.2 million at December 31, 2012, resulting in a $61.5 million source of cash for the year ended December 31, 2012, compared to the prior year when accounts receivable resulted in a $71.9 million use of cash. The increase in cash provided by accounts receivable for the year ended December 31, 2012, as compared to the prior year, was primarily the result of higher sales of our fenofibrate products, and the commencement of sales of our Impax-labeled Zomig® products in 2012, as described above. In addition, higher inventory, primarily finished goods, at December 31, 2012 resulted in a $33.7 million use of cash, as compared to a $5.5 million use of cash in the prior year period.

Net cash used in investing activities for the year ended December 31, 2012, amounted to $85.8 million, an increase of $70.8 million in the amount of cash used in investing activities as compared to the prior year of $15.0 million. The increase in cash used in investing activities was due to $83.8 million of licensing payments to AstraZeneca under the AZ Agreement, net of amounts received from AstraZeneca during the transition period, $21.0 million of licensing payments to Tolmar under the Tolmar Agreement and higher capital expenditures of $36.4 million, partially offset by a year-over-year increase in cash provided by net maturities of short-term investments of $70.4 million. Net maturities of short-term investments during the year ended December 31, 2012 resulted in an $85.9 million source of cash, as compared to a $15.5 million source of cash from net maturities during the prior year. Purchases of property, plant and equipment for the year ended December 31, 2012 were $66.9 million as compared to $30.5 million for the prior year period. The decrease in inventory in the year ended December 31, 2013 was due to the charges noted above as well as reduced business levels. The increase in inventory in the year ended December 31, 2012 was largely due to the launch of oxymorphone in the quarter ended March 31, 2013 as well as increased safety stock levels to alleviate stock outs as well as support transfers to our Taiwan facility.

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

Commitments and Contractual Obligations

Our contractual obligations as of December 31, 2013 were as follows:

	Payments Due by Period
($ in 000s)	Total	Less Than 1 Year	1-3 Years		3-5 Years		More Than 5 Years

Contractual Obligations:
Open Purchase Order Commitments	$48,820	$48,820	$	---	$	---	$	---
Operating Leases(a)	7,373	2,253		2,106		652		2,362
Construction Contracts(b)	9,750	9,750		---		---		---
Total(c)	$62,106	$60,528		$1,516		$62	$	---

_____________________________

(a)

We lease office, warehouse, and laboratory facilities under non-cancelable operating leases through December 2015. We also lease certain equipment under various non-cancelable operating leases with various expiration dates through May 2016.

(b)	Construction contracts are related to ongoing expansion activities at our manufacturing facility in Taiwan.

(c)

Liabilities for uncertain tax positions FASB ASC Topic 740, Sub-topic 10, were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2013, we had a $4.7 million provision for uncertain tax positions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

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

Our borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent. As further security, we also pledged to the Administrative Agent, 65% of our equity interest in our wholly owned subsidiary Impax Laboratories (Taiwan), Inc., all of our equity interests in our wholly owned domestic subsidiaries and must similarly pledge all or a portion of our equity interest in future subsidiaries. Under the Credit Agreement, among other things:

●

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur four years following the February 11, 2011 closing date.

●

Borrowings under the Revolving Credit Facility will bear interest, at our option, at either an Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 0.5% to 1.5%, or a LIBOR Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 1.5% to 2.5%. We are also required to pay an unused commitment fee ranging from 0.25% to 0.45% per annum based on the daily average undrawn portion of the Revolving Credit Facility. The applicable margin described above and the unused commitment fee in effect at any given time will be determined based on our Total Net Leverage Ratio (as defined in the Credit Agreement), which is based upon our consolidated total debt, net of unrestricted cash in excess of $100 million, compared to Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding four quarters.

●	We may prepay any outstanding loan under the Revolving Credit Facility without premium or penalty.

●

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions and (iii) require us to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of December 31, 2013, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement. We entered into an amendment to the Credit Agreement on February 20, 2014 which amended certain of the financial covenants under the Credit Agreement as follows: (A) addition to the calculation of Consolidated EBITDA of (x) non-recurring remediation and restructuring charges not to exceed $25.0 million and (y) non-cash charges related to the impairment of intangible assets, in each case as incurred by us and our subsidiaries during fiscal year 2014; (B) revision to the Fixed Charge Coverage Ratio covenant (as described above) such that we are not required to maintain a Fixed Charge Ratio after the year ended December 31, 2013; and (C) addition of two covenants requiring us to maintain Consolidated EBITDA of at least $50.0 million and Minimum Liquidity (which is, generally unrestricted cash and cash equivalents) of at least $100.0 million, in each case beginning with the quarter ended March 31, 2014.

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

During the years ended December 31, 2013, 2012 and 2011, unused line fees incurred under the Credit Agreement and our former credit agreement, which we terminated in February 2011, were $139,000, $95,000 and $144,000, respectively.

Recent Accounting Pronouncements

In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. We were required to adopt this guidance on January 1, 2013 and it did not have a material effect on our consolidated financial statements.

In March 2013, the FASB issued updated guidance on foreign currency matters. The update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We are required to adopt this guidance on January 1, 2014 and we do not expect the adoption to have a material effect on its consolidated financial statements.

In July 2013, the FASB issued updated guidance related to presentation of an unrecognized tax benefit. The guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss, or tax credit carryforward, rather than as a liability under certain circumstances. We are required to adopt this guidance on January 1, 2014 and we do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents, and short-term investments include a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at December 31, 2013.

Our portfolio is subject to interest rate risk. Based on the average duration of our investments as of December 31, 2013 and 2012, an increase of one percentage point in interest rates would have resulted in increases in interest income of approximately $2.0 million and $1.7 million, respectively.

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

We had no debt outstanding as of December 31, 2013. Our only remaining debt instrument at December 31, 2013 was the Wells Fargo revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it.

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

Not applicable.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, the end of our fiscal year, and has reviewed the results of this assessment with the Audit Committee of our Board of Directors. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on the assessment, management has concluded our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impax Laboratories, Inc.

We have audited Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Impax Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Impax Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 24, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 24, 2014

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional information required by this item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2014 (“Proxy Statement”).

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

(a)(2) Financial Statement Schedules

The financial statement schedule listed in the Index to Financial Statements on page F-1 is filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

Exhibit No.	Description of Document

3.1.1	Restated Certificate of Incorporation of the Company, dated August 30, 2004.(1)

3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)

3.2	Amended and Restated Bylaws of the Company, effective as of July 3, 2013.(3)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)

10.1

Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(5)

10.1.1

Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association as Administrative Agent.(6)

10.1.2

Second Amendment to Credit Agreement, dated as of January 10, 2013, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(7)

10.2

Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(5)

10.3.1	Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(8)

10.3.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(8)

10.4	Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)

10.5.1	Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(9)

10.5.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(10)

10.5.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(10)

10.6.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(11)

10.6.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (11)

10.7.1	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(12)

10.7.2	Separation Agreement, dated as of June 24, 2013, between the Company and Larry Hsu, Ph.D.*(13)

10.8.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(12)

10.8.2	Confidential Separation and Release Agreement, dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(14)

10.9.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(12)

10.9.2	General Release and Waiver, effective as of July 17, 2012, between the Company and Arthur A. Koch, Jr.* (15)

10.10	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(12)

10.11.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(8)

10.11.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(12)

10.11.3	Separation Agreement and General Release, dated October 19, 2010, between the Company and Christopher Mengler, R.Ph.*(16)

10.12.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(17)

10.12.2	Employment Agreement, dated as of May 2, 2011 between the Company and Mark A. Schlossberg.*(17)

10.13.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon, M.D.*(18)

10.13.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.*(19)

10.14	Employment Agreement, dated as of December 12, 2012, between the Company and Bryan M. Reasons.*(20)

10.15	Amended and Restated License and Distribution Agreement, dated as of February 7, 2013, between the Company and Shire LLC.(21)**

10.16.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(5)

10.16.2	Settlement Agreement, dated as of January 21, 2011, between the Company and Medicis Pharmaceutical Corporation.**(22)

10.16.3	First Amendment, dated as of January 26, 2011, to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.(17)

10.17	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, between the Company and AstraZeneca UK Limited.**(23)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013,  (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2013, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2013.

*   Management contract, compensory plan or arrangement.

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

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2013.

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

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(6) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.

(8) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(9) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2013.

(10) Incorporated by reference to the Company’s Registration Statement on Form S-8 (file No. 333-189360) filed on June 14, 2013.

(11) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(12) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(13) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.

(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2010.

(17) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(18) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.

(21) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(22) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.

Impax Laboratories, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 24, 2014

IMPAX LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$184,612	$142,162
Short-term investments	228,521	156,756
Accounts receivable, net	112,993	92,249
Inventory, net	70,107	89,764
Deferred income taxes	50,788	42,529
Prepaid expenses and other current assets	12,721	22,083
Total current assets	659,742	545,543

Property, plant and equipment, net	188,191	180,758
Other assets	57,820	42,751
Deferred income taxes	33,926	19,394
Intangible assets, net	29,670	47,950
Goodwill	27,574	27,574
Total assets	$996,923	$863,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,824	$41,340
Accrued expenses	111,523	92,742
Accrued profit sharing and royalty expenses	11,560	4,936
Deferred revenue	3,983	6,277
Total current liabilities	153,890	145,295

Deferred revenue	4,267	6,362
Other liabilities	28,563	21,210
Total liabilities	186,720	172,867

Commitments and contingencies (Notes 18 and 19)

Stockholders’ equity:	--	--
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, no shares outstanding at December 31, 2013 and 2012
Common stock, $0.01 par value, 90,000,000 shares authorized and 69,927,609 and 68,516,251 shares issued at December 31, 2013 and 2012, respectively	699	685
Additional paid-in capital	336,648	314,717
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	1,140	5,244
Retained earnings	473,873	372,614
Total stockholders’ equity	810,203	691,103
Total liabilities and stockholders’ equity	$996,923	$863,970

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Global Division revenues, net	$398,340	$448,682	$491,710
Impax Division revenues, net	113,162	133,010	21,209
Total revenues	511,502	581,692	512,919
Cost of revenues	312,202	299,138	254,624
Gross profit	199,300	282,554	258,295
Operating expenses:
Research and development	68,854	81,320	82,701
Patent litigation	16,545	9,772	7,506
Selling, general and administrative	120,288	108,470	68,477
Total operating expenses	205,687	199,562	158,684
(Loss) income from operations	(6,387)	82,992	99,611
Other income (expense), net	152,447	(138)	(2,492)
Interest income	1,299	1,089	1,149
Interest expense	(419)	(632)	(157)
Income before income taxes	146,940	83,311	98,111
Provision for income taxes	45,681	27,438	32,616
Net income	$101,259	$55,873	$65,495
Net Income per share:
Basic	$1.51	$0.85	$1.02
Diluted	$1.47	$0.82	$0.97
Weighted average common shares outstanding:
Basic	66,921,181	65,660,271	64,126,855
Diluted	68,655,038	68,404,551	67,319,989

The accompanying notes are an integral part of these consolidated financial statements.

 IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

Comprehensive Income	Years Ended December 31,
	2013	2012	2011
Net income	$101,259	$55,873	$65,495
Currency translation adjustments	(4,104)	3,520	(1,087)
Comprehensive income	$97,155	$59,393	$64,408

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2013
(amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Retained
Stockholders’ Equity	Shares	Par Value	Capital	Stock	Income	Earnings	Total
Balance at December 31, 2010	64,477	$647	$255,440	$(2,157)	$2,811	$251,246	$507,987

2011
Exercise of stock options, issuance of restricted stock and sale of common stock under ESPP	2,027	20	11,306				11,326
Share-based compensation expense			12,685				12,685
Tax benefit related to exercise of stock options and restricted stock			6,535				6,535
Currency translation adjustments					(1,087)		(1,087)
Net income						65,495	65,495
Balance at December 31, 2011	66,504	667	285,966	(2,157)	1,724	316,741	602,941

2012
Exercise of stock options, issuance of restricted stock and sale of common stock under ESPP	1,768	18	7,746				7,764
Share-based compensation expense			16,303				16,303
Tax benefit related to exercise of stock options and restricted stock			4,702				4,702
Currency translation adjustments					3,520		3,520
Net income						55,873	55,873
Balance at December 31, 2012	68,272	685	314,717	(2,157)	5,244	372,614	691,103

2013
Exercise of stock options, issuance of restricted stock and sale of common stock under ESPP	1,412	14	3,538				3,552
Share-based compensation expense			17,644				17,644
Tax benefit related to exercise of stock options and restricted stock			749				749
Currency translation adjustments					(4,104)		(4,104)
Net income						101,259	101,259
Balance at December 31, 2013	69,684	$699	$336,648	$(2,157)	$1,140	$473,873	$810,203

 The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$101,259	$55,873	$65,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,006	77,934	15,710
In-process research and development charge	--	1,550	--
Intangible asset impairment	13,906	--	--
Provision for inventory reserves	12,476	(372)	(6,155)
Accretion of interest income on short-term investments	(659)	(639)	(870)
Deferred income taxes - net and uncertain tax positions	(21,132)	(23,561)	7,097
Tax benefit related to the exercise of employee stock options	(749)	(4,702)	(6,535)
Deferred revenue	--	2,278	2,568
Deferred product manufacturing costs	--	(2,823)	(1,721)
Recognition of deferred revenue	(4,390)	(29,099)	(25,579)
Amortization of deferred product manufacturing costs	--	11,669	3,111
Accrued profit sharing and royalty expense	61,118	72,106	107,760
Payments of profit sharing and royalty expense	(54,494)	(107,935)	(81,145)
Share-based compensation expense	17,644	16,303	12,685
Bad debt expense	--	--	163
Changes in certain assets and liabilities:
Accounts receivable	(20,744)	61,524	(71,882)
Inventory	7,095	(33,692)	(5,487)
Prepaid expenses and other assets	(7,646)	(22,301)	(16,024)
Accounts payable and accrued expenses	4,698	28,462	4,682
Other liabilities	5,552	3,254	2,254
Net cash provided by operating activities	149,940	105,829	6,127

Cash flows from investing activities:
Purchase of short-term investments	(357,092)	(210,688)	(359,646)
Maturities of short-term investments	285,986	296,566	375,126
Purchases of property, plant and equipment	(32,785)	(66,900)	(30,524)
Payments for product licensing rights, net	(12,000)	(104,760)	--
Net cash used in investing activities	(115,891)	(85,782)	(15,044)

Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	8,213	12,614	14,774
Tax benefit related to the exercise of employee stock options and restricted stock	749	4,702	6,535
Net cash provided by financing activities	8,962	17,316	21,309

Effect of exchange rate changes on cash and cash equivalents	(561)	380	231

Net increase in cash and cash equivalents	42,450	37,743	12,623
Cash and cash equivalents, beginning of year	142,162	104,419	91,796
Cash and cash equivalents, end of year	$184,612	$142,162	$104,419

 The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2013	2012	2011
(in $000s)
Cash paid for interest	$89	$546	$166
Cash paid for income taxes, net	$34,272	$55,356	$24,421

Unpaid vendor invoices of approximately $6,210,000, $10,017,000 and $795,000 which were accrued as of December 31, 2013, 2012 and 2011, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.

The accompanying notes are an integral part of these consolidated financial statements.

 IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012, 2011

1. THE COMPANY

Impax Laboratories, Inc. (“Impax” or “Company”) is a technology-based, specialty pharmaceutical company. The Company has two reportable segments, referred to as the Global Pharmaceuticals Division (“Global Division”) and the Impax Pharmaceuticals Division (“Impax Division”).

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in-turn sell the product under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance and collaboration agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance, collaboration and supply agreements.  Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 20 - Supplementary Financial Information.”  The Company also generates revenue from research and development services provided under a joint development agreement with an unrelated third party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 20 - Supplementary Financial Information.”  The Company provides these services through the research and development group in the Global Division.

The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (“CNS”) disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARYTM (IPX066), an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the New Drug Application (“NDA”) was accepted for filing by the U.S. Food and Drug Administration (“FDA”) in February 2012 and which the Company received a Complete Response Letter from the FDA in January 2013. The Company is currently working with the FDA on the appropriate next steps for the RYTARYTM NDA. In addition to RYTARYTM, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in product sales and promotion through a direct sales force focused on promoting to physicians, primarily in the CNS community, pharmaceutical products developed by an unrelated third-party pharmaceutical company. Additionally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company.

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases three facilities in Hayward, utilized for additional research and development, administrative services, equipment storage and quality assurance support. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

Workforce reduction

On June 4, 2013, the Company committed to a reduction in the Company’s workforce, eliminating approximately 110 positions, with the majority of these positions at the Company’s Hayward, California manufacturing facility. The reduction in workforce is part of the Company’s efforts to streamline its operations in response to the need to reduce expenses and adapt to changing market conditions. The Company recorded an accrual for severance and related termination costs of $3.0 million in the three month period ended June 30, 2013 as a result of this workforce reduction. As of December 31, 2013, all accrued severance and related termination costs had been paid and the Company currently does not expect to pay any additional amounts.

CEO transition

On June 25, 2013, the Company announced that Dr. Larry Hsu plans to retire as President and Chief Executive Officer of Impax. Dr. Hsu is expected to remain with the Company in his current position until a replacement has been appointed. Dr. Hsu is also expected to remain as a member of the Board of Directors after his retirement from the Company. In connection with his retirement, Dr. Hsu entered into a Separation Agreement with the Company dated June 24, 2013 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company will provide Dr. Hsu with certain termination benefits and payments. The Company recorded a $5.0 million accrual for costs associated with Dr. Hsu’s retirement in the three month period ended June 30, 2013, comprised of $2.7 million of separation pay and benefits and $2.3 million of accelerated expense related to Dr. Hsu’s outstanding stock options and restricted stock. Refer to “Note 14 – Share-based Compensation” for more information on the acceleration of Dr. Hsu’s equity awards.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) requires the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2013. The Company’s results for the year ended December 31, 2013 were positively impacted by a credit of approximately $600,000 (net-of-tax), or $0.01 per diluted share, related to certain partially offsetting prior period adjustments. The adjustments related to a non-GAAP depreciation policy and a best price adjustment for government rebates. The Company has determined that the impact of these adjustments is not material to the Company’s corresponding annual or quarterly financial statements.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at December 31, 2013. All significant intercompany accounts and transactions have been eliminated.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, stockholder lawsuits, and product and clinical trial liability. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 450, "Contingencies", the Company records accruals for such loss contingencies when it is probable a liability will been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized. The Company records an accrual for legal costs in the period incurred. A discussion of contingencies is included in the “Commitments and Contingencies,” and “Legal and Regulatory Matters” footnotes below.

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

The following tables present the percentage of total accounts receivable and gross revenues represented by the Company’s five largest customers as of and for the years ended December 31, 2013, 2012 and 2011:

Percent of Total Accounts Receivable	2013	2012	2011

Customer #1	35.1%	31.9%	30.4%
Customer #2	28.8%	23.3%	12.9%
Customer #3	18.5%	18.4%	25.7%
Customer #4	--%	--%	8.6%
Customer #5	--%	3.7%	2.5%
Customer #6	--%	3.1%	--%
Customer #7	2.9%	--%	--%
Customer #8	1.0%	--%	--%
Total Five largest customers	86.3%	80.4%	80.1%

Percent of Gross Revenues	2013	2012	2011

Customer #1	25.1%	25.2%	19.6%
Customer #2	30.6%	21.8%	15.9%
Customer #3	20.3%	15.1%	19.4%
Customer #4	--%	9.2%	12.4%
Customer #5	2.5%	--%	--%
Customer #6	2.4%	2.9%	2.4%
Total Five largest customers	80.9%	74.2%	69.7%

During the years ended December 31, 2013, 2012 and 2011, the Company’s top ten generic products accounted for 68%, 70% and 76%, respectively, of Global Product sales, net.  In our Impax Division, revenue from sales of branded Zomig® products pursuant to our Distribution, License, Development and Supply Agreement with AstraZeneca accounted for 100% of our Impax Product sales, net. Refer to “Note 20 - Supplemental Financial Information” for more information.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, and the cost flow assumption is first in, first out (“FIFO”) flow of goods. Standard costs are revised annually, and significant variances between actual costs and standard costs are apportioned to inventory and cost of goods sold based upon inventory turnover. Costs include materials, labor, quality control, and production overhead. Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Consistent with industry practice, the Company may build pre-launch inventories of certain products which are pending required approval from the FDA and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch and FDA approval is expected in the near term and/or the related litigation will be resolved in the Company’s favor. The Company accounts for all costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) as a current period charge in accordance with GAAP.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and costs of improvements and renewals are capitalized. Costs incurred in connection with the construction or major renovation of facilities, including interest directly related to such projects, are capitalized as construction in progress. Depreciation is recognized using the straight-line method based on the estimated useful lives of the related assets, which are generally 40 years for buildings, 10 to 15 years for building improvements, eight to 10 years for equipment, and four to 10 years for office furniture and equipment. Land and construction-in-progress are not depreciated.

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

The Company concluded the carrying value of goodwill was not impaired as of December 31, 2013 and 2012 as the fair value of the Global Division exceeded its carrying value at each date. The Company performs its annual goodwill impairment test in the fourth quarter of each year. The Company estimated the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise. In addition, on a quarterly basis, the Company performs a review of its business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, the Company would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to determine the impact, if any, on the Company’s assessment of the reporting unit’s fair value. The Company has not to date deemed there to have been any significant adverse changes in the legal, regulatory, or general economic environment in which the Company conducts its business operations.

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

OTC Partner revenue is related to agreements with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) and L. Perrigo Company (“Perrigo”) with respect to the supply of over-the-counter pharmaceutical products. The OTC Partner sales channel is no longer a core area of the business, and the over-the-counter pharmaceutical products the Company sells through this sales channel are older products which are only sold to Pfizer and Perrigo, and which are currently sold at a loss, on a fully absorbed basis. The Company is currently only required to manufacture the over-the-counter pharmaceutical products under its agreements with Pfizer and Perrigo. In order to avoid deferring the losses incurred upon shipment of these products to Pfizer and Perrigo, the Company recognizes revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer or Perrigo, as applicable, which is generally when the product is shipped. The Company recognizes profit share revenue in the period earned.

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

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are recorded as selling expense. Shipping costs were $1,890,000, $1,425,000 and $1,341,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Other Comprehensive Income

The Company follows the provisions of FASB ASC Topic 220, comprehensive income, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company recorded foreign currency translation gains and losses, which are reported as comprehensive income. Foreign currency translation gains (losses) for the years ended December 31, 2013, 2012 and 2011 were $(4,104,000), $3,520,000 and $(1,087,000), respectively.

Deferred Financing Costs

The Company capitalizes direct costs incurred with obtaining debt financing, which are included in other assets on the consolidated balance sheet. Deferred financing costs, including costs incurred in obtaining debt financing, are amortized to interest expense over the term of the underlying debt on a straight-line basis, which approximates the effective interest method. The Company recognized amortization of $30,000, $30,000 and $28,000 in the years ended December 31, 2013, 2012 and 2011, respectively.

Foreign Currency Translation

The Company translates the assets and liabilities of the Taiwan dollar functional currency of its majority-owned affiliate Prohealth Biotech, Inc. and its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. into the U.S. dollar reporting currency using exchange rates in effect at the end of each reporting period. The revenue and expense of these entities are translated using an average of the rates in effect during the reporting period. Gains and losses from these translations are recorded as currency translation adjustments included in the consolidated statements of comprehensive income and the consolidated statements of changes in stockholders’ equity.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. The Company was required to adopt this guidance on January 1, 2013 and it did not have a material effect on its consolidated financial statements.

In March 2013, the FASB issued updated guidance on foreign currency matters. The update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The Company is required to adopt this guidance on January 1, 2014 and does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In July 2013, the FASB issued updated guidance related to presentation of an unrecognized tax benefit. The guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss, or tax credit carryforward, rather than as a liability under certain circumstances. The Company is required to adopt this guidance on January 1, 2014 and does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

A summary of short-term investments as of December 31, 2013 and December 31, 2012 follows:

(in $000’s)	Amortized	Gross Unrecognized	Gross Unrecognized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Commercial paper	$91,480	$26	$--	$91,506
Corporate bonds	137,041	13	(21)	137,033
Total short-term investments	$228,521	$39	$(21)	$228,539

(in $000’s)	Amortized	Gross Unrecognized	GrossUnrecognized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Commercial paper	$70,140	$28	$--	$70,168
Government sponsored enterprise obligations	9,994	4	--	9,998
Corporate bonds	76,622	23	(12)	76,633
Total short-term investments	$156,756	$55	$(12)	$156,799

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	December 31, 2013	December 31, 2012
Gross accounts receivable	$246,319	$167,696
Less: Rebate reserve	(88,449)	(46,011)
Less: Chargeback reserve	(37,066)	(18,410)
Less: Other deductions	(7,811)	(11,026)
Accounts receivable, net	$112,993	$92,249

A roll forward of the chargeback and rebate reserves activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in $000’s)	December 31,	December 31,	December 31,
Rebate reserve	2013	2012	2011

Beginning balance	$46,011	$29,164	$23,547
Provision recorded during the period	193,288	111,099	79,697
Credits issued during the period	(150,850)	(94,252)	(74,080)
Ending balance	$88,449	$46,011	$29,164

(in $000’s)	December 31,	December 31,	December 31,
Chargeback reserve	2013	2012	2011

Beginning balance	$18,410	$22,161	$14,918
Provision recorded during the period	389,707	209,452	166,504
Credits issued during the period	(371,051)	(213,203)	(159,261)
Ending balance	$37,066	$18,410	$22,161

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company recorded an allowance for uncollectible amounts of $539,000 and $553,000 at December 31, 2013 and 2012, respectively.

6. INVENTORY

Inventory, net of carrying value reserves at December 31, 2013 and 2012 consisted of the following:

(in $000’s)	December 31, 2013	December 31, 2012
Raw materials	$27,981	$31,884
Work in process	1,434	4,005
Finished goods	47,416	60,956
Total inventory	76,831	96,845

Less: Non-current inventory	6,725	7,081
Total inventory-current	$70,107	$89,764

Inventory carrying value reserves were $17,702,000 and $5,231,000 at December 31, 2013 and 2012, respectively. During the three month period ended March 31, 2013, the Company decided to discontinue the manufacture and distribution of certain unprofitable products after the Company conducted a strategic review of its currently manufactured generic product portfolio. As a result of this decision, the Company recorded an inventory reserve of $6,700,000 related to the discontinued products. In addition, upon receipt of the Complete Response Letter for RYTARYTM in January 2013, the Company evaluated the impact of the expected delay of FDA approval on its ability to sell the associated inventory. The Company determined that a reserve of $5,000,000 was appropriate and recorded this amount in the three month period ended March 31, 2013. During the three month period ended March 31, 2013, the Company also recorded a $6,400,000 reserve for pre-launch inventory of a product manufactured for another third-party pharmaceutical company due to the anticipated delayed launch of such product as a result of the warning letter related to our Hayward, California manufacturing facility. The carrying value of unapproved inventory less reserves was $6,462,000 and $12,106,000 at December 31, 2013 and 2012, respectively.

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch, FDA approval is expected in the near term, and/or the related litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory; and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices.

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	December 31, 2013	December 31, 2012
Land	$5,773	$5,773
Buildings and improvements	139,657	130,995
Equipment	114,950	110,353
Office furniture and equipment	11,523	10,558
Construction-in-progress	15,910	9,843
Property, plant and equipment, gross	$287,813	$267,522

Less: Accumulated depreciation	(99,622)	(86,764)
Property, plant and equipment, net	$188,191	$180,758

Depreciation expense was $16,782,000, $15,982,000 and $14,911,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at December 31, 2013 and 2012, and the Company attributes the entire carrying amount of goodwill to the Global Division. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value.The Company concluded the carrying value of goodwill was not impaired as of December 31, 2013 and 2012.

(in $000’s)	Initial	Accumulated			Carrying
December 31, 2013	Cost	Amortization	Impairment		Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(28,641)	$	---	$13,142
Tolmar product rights	31,450	(3,266)		(13,156)	15,028
Other product rights	2,250	---		(750)	1,500
Total intangible assets	$75,483	$(31,907)		$(13,906)	$29,670

(in $000’s)	Initial	Accumulated			Carrying
December 31, 2012	Cost	Amortization	Impairment		Value
Amortized intangible assets:
Zomig® product rights	$45,096	$(17,987)	$	---	$27,109
Tolmar product rights	19,450	(859)		---	18,591
Other product rights	2,250	---		---	2,250
Total intangible assets	$66,796	$(18,846)	$	---	$47,950

The Zomig® product rights under the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) were amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet and over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet. The Zomig® product rights under the AZ Agreement are also being amortized over a period of 72 months starting in July 2012 for the nasal spray. The Company recorded a $3,300,000 adjustment to reduce the initial cost of the Zomig® product rights during the year ended December 31, 2013 as a result of certain gross to net adjustments which were recorded during the second quarter of 2013 as more information became available. In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. During the three month period ended September 30, 2013, as a result of the most recent market share data obtained by the Company and the Company’s revised five year projections for the Tolmar product lines, the Company performed an intangible asset impairment test on the Tolmar products and recorded a $13,200,000 impairment charge to cost of revenues for the Global Division, which brought the intangible asset down to its estimated fair value. During the fourth quarter of 2013, the Company made a $12,000,000 payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the Tolmar Agreement. This amount was capitalized as an intangible asset during the quarter ended December 31, 2013. The carrying value of the Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012. Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 12 - Alliance and Collaboration Agreements.” Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA. During the three month period ended September 30, 2013, as a result of a decision by management to withdraw one of these ANDAs and no longer seek FDA approval, the Company recorded an intangible asset impairment charge of $800,000 in research and development expense, representing the full carrying value of the ANDA. For the remaining ANDAs, the Company will either commence amortization upon FDA approval and commercialization over the estimated useful life of the product rights, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $13,061,000 and $18,846,000 for the years ended December 31, 2013 and 2012, respectively. No amortization expense was incurred related to the Company’s intangible assets during the year ended December 31, 2011.

The following schedule shows the expected amortization of the Zomig® and Tolmar product rights for the next five years and thereafter:

(in $000’s)	Amortization Expense
2014	$9,721
2015	5,295
2016	4,104
2017	3,912
2018	2,273
Thereafter	2,865
Total	$28,170

9. ACCRUED EXPENSES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	December 31, 2013	December 31, 2012
Payroll-related expenses	$27,985	$22,553
Product returns	28,089	23,440
Government rebates	23,351	33,794
Legal and professional fees	3,162	3,993
Clinical trial costs	(277)	1,610
Income taxes payable	21,186	1,541
Physician detailing sales force fees	1,512	1,471
Other	6,515	4,340
Total accrued expenses	$111,523	$92,742

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products and Impax Products sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance, collaboration and supply agreements are not subject to returns. A roll forward of the return reserve activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in $000's)	December 31,	December 31,	December 31,
Returns Reserve	2013	2012	2011

Beginning balance	$23,440	$24,101	$33,755
Provision related to sales recorded in the period	11,015	3,003	688
Credits issued during the period	(6,366)	(3,664)	(10,342)
Ending balance	$28,089	$23,440	$24,101

10. INCOME TAXES

The Company is subject to federal, state and local income taxes in the United States, and income taxes in Taiwan, R.O.C. The provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in $000’s)	2013	2012	2011
Current:
Federal taxes	$67,407	$49,636	$23,500
State taxes	2,569	1,721	1,034
Foreign taxes	742	453	1,154
Total current tax expense	70,718	51,810	25,688

Deferred:
Federal taxes	$(21,050)	$(21,650)	$5,646
State taxes	(1,965)	(2,537)	592
Foreign taxes	(2,022)	(185)	690
Total deferred tax (benefit) expense	(25,037)	(24,372)	6,928

Provision for income taxes	$45,681	$27,438	$32,616

A reconciliation of the difference between the tax provision at the federal statutory rate and actual income taxes on income before income taxes, which includes federal, state, and other income taxes, is as follows:

	For the Years Ended December 31,
(in $000’s)	2013		2012		2011
Income before income taxes	$146,940		$83,311		$98,111
Tax provision at the federal statutory rate	51,429	35.0%	29,159	35.0%	34,339	35.0%

Increase (decrease) in tax rate resulting from:
Tax rate differential and permanent items on foreign income	383	0.3%	(1,259)	(1.5)%	185	0.2%
State income taxes, net of federal benefit	1,616	1.1%	1,906	2.3%	3,673	3.7%
State research and development credits	(1,787)	(1.2)%	(1,560)	(1.9)%	(1,560)	(1.6)%
Federal research and development credits	(1,900)	(1.3)%	---	--%	(2,100)	(2.2)%
Share-based compensation	92	0.1%	326	0.4%	92	0.1%
Executive compensation	336	0.2%	825	1.0%	586	0.6%
Domestic manufacturing deduction	(1,666)	(1.1)%	(2,010)	(2.4)%	(2,187)	(2.2)%
Other permanent book/tax differences	(967)	(0.7)%	(185)	(0.2)%	(119)	(0.1)%
Provision for uncertain tax positions	1,718	1.1%	801	0.9%	178	0.2%
Revision of prior years’ estimates	(1,150)	(0.8)%	(392)	(0.5)%	(309)	(0.3)%
Prior year Federal research and development credits	(1,950)	(1.3)%	---	--%	---	--%
Other, net	(473)	(0.3)%	(173)	(0.2)%	(162)	(0.2)%
Provision for income taxes	$45,681	31.1%	$27,438	32.9%	$32,616	33.2%

On January 3, 2013, the research and development credit (the “R&D credit”) was reinstated retroactively as a part of The American Taxpayer Relief Act of 2012 for expenses paid or incurred from January 1, 2012 through December 31, 2012.  Due to the fact that this legislation was not enacted prior to the Company’s 2012 year-end, no tax benefit related to potential R&D credits was reflected within the 2012 yearend tax provision. The 2012 R&D credit was reflected within the Company’s first quarter tax provision for the year ended December 31, 2013.

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

	December 31,
(in $000’s)	2013	2012
Deferred tax assets:
Deferred revenues	$2,961	$4,545
Accrued expenses	44,404	38,839
Inventory reserves	6,681	2,630
Net operating loss carryforwards	61	149
Depreciation and amortization	275	428
Acquired product rights and intangibles	15,147	7,284
Capitalized legal fees	11,245	6,981
R&D credit carryforwards	3,238	2,062
Share based compensation expense	4,786	3,446
Other	745	850
Deferred tax assets	$89,543	$67,214

Deferred tax liabilities:
Tax depreciation and amortization in excess of book amounts	$2,592	$3,544
Deferred manufacturing costs	65	80
Other	2,172	1,810
Deferred tax liabilities	$4,829	$5,434

Deferred tax assets, net	$84,714	$61,780

The breakdown between current and long-term deferred tax assets and tax liabilities is as follows:

	December 31,
(in $000’s)	2013	2012
Current deferred tax assets	$52,959	$44,196
Current deferred tax liabilities	(2,171)	(1,810)
Current deferred tax assets, net	50,788	42,386

Non-current deferred tax assets	36,583	23,018
Non-current deferred tax liabilities	(2,657)	(3,624)
Non-current deferred tax assets, net	33,926	19,394

Deferred tax assets, net	$84,714	$61,780

Certain current deferred tax liabilities are included in Accrued Expenses on the consolidated balance sheet as of December 31, 2012.

10. INCOME TAXES (continued)

As of December 31, 2013, the Company had gross foreign net operating loss (NOL) carryforwards of $244,000, with a nine-year carryforward period, expiring in 2022.

A rollforward of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows:

(in $000’s)	For the Years Ended December 31,
	2013	2012	2011
Unrecognized tax benefits beginning of year	$2,920	$1,791	$1,579
Gross change for current year positions	797	249	188
Gross change for prior period positions	1,575	1,231	24
Decrease due to settlements and payments	--	(351)	--
Decrease due to statute expirations	--	--	--
Unrecognized tax benefits end of year	$5,292	$2,920	$1,791

The amount of unrecognized tax benefits at December 31, 2013, 2012 and 2011 was $5.3 million, $2.9 million and $1.8 million respectively, of which $4.1 million, $2.3 million and $1.5 million would impact the Company’s effective tax rate, respectively, if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months. Interest expense related to income taxes is included in “Interest expense” on the consolidated statement of operations. Net interest expense related to unrecognized tax benefits for the year ended December 31, 2013 was $299,000, compared to $3,000 in 2012, principally due to the settlement of the 2008-2009 Internal Revenue Service (‘‘IRS’’) audit, compared to an expense of $85,000 in 2011. Accrued interest expense as of December 31, 2013 and 2012 was $602,000 and $303,000, respectively. Income tax penalties are included in “Other income (expense)” on the consolidated statement of operations. Accrued tax penalties are not significant.

The Company is currently not under audit for its federal income tax, but is currently under audit by the State of California Franchise Tax Board for the tax years ended December 31, 2009, 2008, 2007. During 2013, the Company began and settled a 2010 audit by the Pennsylvania Department of Revenue.

No provision has been made for U.S. federal deferred income taxes on accumulated earnings on foreign subsidiaries since it is the current intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary.

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

●

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00 and a Fixed Charge Coverage Ratio (which is, generally, EBITDA for the preceding four quarters over the sum of cash interest expense, cash tax payments, scheduled funded debt payments and capital expenditures during such four quarter period, subject to certain specified exceptions) of at least 2.00 to 1.00 (with each such ratio as more particularly defined as set forth in the Credit Agreement). As of December 31, 2013, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement. The Company entered into an amendment to the Credit Agreement on February 20, 2014 which amended certain of the financial covenants under the Credit Agreement as follows: (A) addition to the calculation of Consolidated EBITDA of (x) non-recurring remediation and restructuring charges not to exceed $25.0 million and (y) non-cash charges related to the impairment of intangible assets, in each case as incurred by the Company and its subsidiaries during fiscal year 2014; (B) revision to the Fixed Charge Coverage Ratio covenant (as described above) such that the Company is not required to maintain a Fixed Charge Ratio after the year ended December 31, 2013; and (C) addition of two covenants requiring the Company to maintain Consolidated EBITDA of at least $50.0 million and Minimum Liquidity (which is, generally unrestricted cash and cash equivalents) of at least $100.0 million, in each case beginning with the quarter ended March 31, 2014.

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

During the years ended December 31, 2013, 2012 and 2011, unused line fees incurred under the Credit Agreement and our former credit agreement, which we terminated in February 2011, were $139,000, $95,000 and $144,000, respectively.

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

Regulatory Milestone Events:

●

Filing or acceptance of regulatory applications for marketing approval such as a New Drug Application in the United States or Marketing Authorization Application in Europe. Generally, it takes six to 12 months to prepare and submit regulatory filings and approximately two months for a regulatory filing to be accepted for substantive review.

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

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During 2013, the Company received a payment of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 under the line item “Other Income” on the consolidated statement of operations. The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for the Company to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $20,406,000, $70,948,000 and $107,145,000 on sales of the AG Product during the years ended December 31, 2013, 2012 and 2011, respectively, with a corresponding charge included in the cost of revenues line in the consolidated statement of operations. At the end of the Supply Term, the Company will be permitted to sell any AG Products in our inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold and the Company will continue to pay a profit share to Shire on such sales.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar.  Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories.  Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products.  The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012. During the fourth quarter ended December 31, 2013, the Company made a $12,000,000 payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the agreement. Under the Tolmar Agreement, the Company has the potential to pay up to an aggregate of $12,000,000 in additional contingent milestone payments if certain commercialization events occur.  The upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012.  The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statement of operations.  The Company initially allocated $1,550,000 of the upfront payment to two products which are still in development and has recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Contingent milestone payments will be initially recognized in the period the triggering event occurs.  Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights.  Milestone payments which are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product.  As discussed in “Note 8 – Goodwill and Intangible Assets,” the Company recorded a $13.2 million intangible asset impairment charge to cost of revenues in the three month period ended September 30, 2013 related to the Tolmar product rights acquired under the Tolmar Agreement. During the fourth quarter of 2013, the Company made a $12.0 million payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the Tolmar Agreement.

The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of December 31, 2013, Tolmar has borrowed $15,000,000 under the Tolmar Loan Agreement, which is included in “Other Assets” on the consolidated balance sheet. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited, in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company is required to develop the products, obtain FDA approval to market the products, and manufacture the products for Teva. The revenue the Company earns from the sale of product under the Teva Agreement consists of Teva’s reimbursement of the Company’s manufacturing costs plus a profit share on Teva’s sales of the product to its customers. The Company invoices Teva for the manufacturing costs or products it ships to Teva and payment is due within 30 days. Teva has the right to determine all terms and conditions of the product sales to its customers. Within 30 days of the end of each calendar quarter, Teva is required to provide the Company with a report of its net sales and profits during the quarter and to pay the Company its share of the profits resulting from those sales. Net sales are Teva’s gross sales less discounts, rebates, chargebacks, returns, and other adjustments, all of which are based upon fixed percentages, except chargebacks, which are estimated by Teva and subject to a true-up reconciliation. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products.

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

The Company applied the updated guidance of ASC 605-25 to the Teva Agreement on a prospective basis beginning in the quarter ended September 30, 2010. The following tables show the additions to and deductions from the deferred revenue under the Teva Agreement:

	For the Years Ended December 31,
(in $000’s)
Deferred revenue	2013	2012	2011
Beginning balance	$2,396	$3,705	$4,410

Additions	---	---	551

Less amounts recognized	(1,309)	(1,309)	(1,256)

Ending deferred revenue	$1,087	$2,396	$3,705

The following schedule shows the expected recognition of deferred revenue, for transactions recorded through December 31, 2013, for the next five years and thereafter under the Teva Agreement:

(in $000s)	Deferred Revenue Recognition
2014	$1,087
2015	---
2016	---
2017	---
2018	---
Thereafter	---
Total	$1,087

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

OTC Partner Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”), for a term of approximately 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale. The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, Pfizer and the Company entered into an agreement with L. Perrigo Company (“Perrigo”) whereby the parties agreed that the Company would supply the Company’s generic Claritin-D® 5 mg/120 mg 12-hour extended release product tablets to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and Perrigo, and which are sold at a loss, on a fully absorbed basis. As noted above, the Company is currently only required to manufacture the products under its agreements with Pfizer and Perrigo. In order to avoid deferring the losses incurred upon shipment of these products to Pfizer and Perrigo, the Company recognizes revenue, and the associated manufacturing costs, at the time title and risk of loss passes to Pfizer or Perrigo, as applicable, which is generally when the product is shipped. The Company recognizes profit share revenue in the period earned.

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

The Joint Development Agreement results in three items of revenue for the Company, as follows:

1.     Research & Development Services

Revenue received from the provision of research and development services including the $40,000,000 upfront payment and the $12,000,000 of milestone payments received prior to January 1, 2011, have been deferred and are being recognized on a straight-line basis over the expected period of performance of the research and development services. During the three month period ended March 31, 2013, the Company extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced periodic amount of revenue recognized in current and future periods. Revenue from the remaining $8,000,000 of contingent milestone payments, including the $3,000,000 received from Valeant in March 2011, will be recognized using the Milestone Method of accounting. Deferred revenue is recorded as a liability captioned “Deferred revenue.” Revenue recognized under the Joint Development Agreement is included in “Note 20 - Supplementary Financial Information”, in the line item captioned “Other Revenues”. The Company determined the straight-line method better aligns revenue recognition with performance as the level of research and development services delivered under the Joint Development Agreement are expected to be provided on a relatively constant basis over the period of performance.

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

The following table shows the additions to and deductions from deferred revenue under the Joint Development Agreement with Valeant:

(in $000’s)	For the Years Ended December 31,
Deferred revenue	2013	2012	2011
Beginning balance	$3,650	$12,410	$25,948
Less amount recognized	(1,825)	(8,760)	(13,538)
Ending deferred revenue	$1,825	$3,650	$12,410

The following schedule shows the expected recognition of deferred revenue, for transactions recorded through December 31, 2013, for the next five years and thereafter under the Joint Development Agreement with Valeant:

(in $000’s)	Deferred Revenue Recognition
2014	$1,825
2015	---
2016	---
2017	---
2018	---
Thereafter	---
Total	$1,825

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 91 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2017, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $5,338,000 as of December 31, 2013. Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License, Development and Commercialization Agreement with Glaxo Group Limited

In December 2010, the Company entered into a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”). Under the terms of the agreement with GSK, GSK received an exclusive license to develop and commercialize IPX066 (brand name RYTARYTM in the United States) throughout the world, except in the United States and Taiwan, and certain follow-on products at the option of GSK. Under the terms of the agreement, GSK paid an $11,500,000 upfront payment in December 2010, and the Company had the potential to receive up to $169,000,000 of contingent milestone payments. The upfront payment was recognized as revenue on a straight-line basis over the Company’s expected period of performance to provide research and development services which ended on December 31, 2012. In April 2013, the Company and GSK announced that they were terminating their collaboration for the development and commercialization of IPX066 outside the United States and Taiwan as a result of delays in the anticipated regulatory approval and launch dates in countries in which GSK had rights to commercialize the product and terminated the License, Development and Commercialization Agreement. At the end of July 2013, GSK’s rights to develop and commercialize IPX066 outside the United States and Taiwan were transferred back to the Company.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012, and accounted for these payments as a reduction of the $130,000,000 in quarterly payments made to AstraZeneca during 2012. The Company allocated $45,096,000 of the $86,436,000 net payments made to AstraZeneca to an intangible asset, and the remaining $41,340,000 to prepaid royalty expense related to sales of Impax-labeled Zomig® products during 2012, with such royalty expense included in cost of revenues on the consolidated statement of operations. Beginning in January 2013, the Company is obligated to pay AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth LLC, now a wholly owned subsidiary of Pfizer) ("Pfizer Co-Promotion Agreement"). The Company’s obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012. Prior to such time, the Company had received a fixed fee, effective January 1, 2010, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. The Company recognized the physician detailing sales force fee revenue as the related services were performed and the performance obligations were met. The Company recognized $7,070,000 and $14,140,000 in the years ended December 31, 2012 and 2011, respectively, with such amounts included in the line item “Other Revenues” in “Note 20 - Supplementary Financial Information.”

13. EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to contribute up to 25% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. The Company matches 50% of the employee contributions up to a maximum of 3% of employee compensation. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the Board of Directors. Participants are 100% vested in discretionary profit-sharing and matching contributions made by the Company after three years of service, and are 25% and 50% vested after one and two years of service, respectively. There were $1,501,000, $1,428,000 and $1,254,000 in matching contributions and no discretionary profit-sharing contributions made under this plan for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Stock Purchase Plan

In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”), with a 500,000 share reservation. The purpose of the ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. Under the ESPP plan, for the years ended December 31, 2013, 2012 and 2011, the Company sold shares of its common stock to its employees in the amount of 39,748, 44,731 and 47,128, respectively, for net proceeds of $660,000, $829,000 and $887,000, respectively.

Deferred Compensation Plan

In February 2002, the Board of Directors of the Company approved the Executive Non-Qualified Deferred Compensation Plan (“ENQDCP”) effective August 15, 2002 covering executive level employees of the Company as designated by the Board of Directors. Participants can defer up to 75% of their base salary and quarterly sales bonus and up to 100% of their annual performance based bonus. The Company matches 50% of employee deferrals up to 10% of base salary and bonus compensation. The maximum total match by the company cannot exceed 5% of total base and bonus compensation. Participants are vested in the employer match contribution at 20% each year, with 100% vesting after five years of employment. Participants can earn a return on their deferred compensation based on hypothetical investments in investment funds. Changes in the market value of the participant deferrals and earnings thereon are reflected as an adjustment to the liability for deferred compensation with an offset to compensation expense. There were $764,000, $717,000 and $589,000 in matching contributions under the ENQDCP for the years ended December 31, 2013, 2012 and 2011, respectively.

The deferred compensation liability is a non-current liability recorded at the value of the amount owed to the ENQDCP participants, with changes in the value of such amounts recognized as a compensation expense in the consolidated statement of operations. The calculation of the deferred compensation obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in the line item captioned “Other liabilities” on the consolidated balance sheet. The Company invests in corporate owned life insurance (“COLI”) policies, of which the cash surrender value is included in the line item captioned “Other assets” on the consolidated balance sheet. As of December 31, 2013 and 2012, the Company had a cash surrender value asset of $25,025,000 and $19,017,000, respectively, and a deferred compensation liability of $23,940,000 and $18,617,000, respectively, which approximated fair value. The asset representing the cash surrender value of the corporate owned life insurance and the deferred compensation liability are both Level 2 fair value measurements.

14. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) generally vest over a three or four year period and options have a term of ten years.

Impax Laboratories, Inc. 1999 Equity Incentive Plan

In October 2000, the Company’s stockholders approved an increase in the aggregate number of shares of common stock to be issued pursuant to the Company’s 1999 Equity Incentive Plan from 2,400,000 to 5,000,000 shares. Under the 1999 Equity Incentive Plan, 50,312, 115,785, and 379,872 stock options were outstanding at December 31, 2013, 2012 and 2011, respectively.

Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan

Under the Company’s 2002 Plan, the aggregate number of shares of common stock for issuance pursuant to stock option grants and restricted stock awards was increased by the Company’s Board of Directors from 11,800,000 to 14,950,000 shares during 2013 and was approved by the Company’s stockholders. Under the 2002 Plan, stock options outstanding were 3,720,593, 4,061,436 and 4,693,225 at December 31, 2013, 2012 and 2011, respectively, and unvested restricted stock awards outstanding were 2,123,835, 1,954,570 and 1,663,911 at December 31, 2013, 2012 and 2011, respectively.

The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per share
Outstanding at December 31, 2010	6,514,676	$10.84
Options granted	424,000	24.78
Options exercised	(1,605,043)	11.02
Options forfeited	(260,536)	9.73
Outstanding at December 31, 2011	5,073,097	11.76
Options granted	278,500	20.90
Options exercised	(1,060,746)	11.16
Options forfeited	(113,630)	16.69
Outstanding at December 31, 2012	4,177,221	12.72
Options granted	506,000	18.06
Options exercised	(814,177)	9.28
Options forfeited	(98,139)	19.51
Outstanding at December 31, 2013	3,770,905	14.01

Options exercisable at December 31, 2013	2,853,560	$12.04

14. SHARE-BASED COMPENSATION (continued)

As of December 31, 2013, stock options outstanding and exercisable had average remaining contractual lives of 5.97 years and 4.62 years, respectively. Also, as of December 31, 2013, stock options outstanding and exercisable each had aggregate intrinsic values of $43,089,000 and $37,728,000, respectively and restricted stock awards outstanding had an aggregate intrinsic value of $8,523,000. As of December 31, 2013, the Company estimated 3,338,356 stock options and 1,880,216 restricted shares granted to employees which were vested or expected to vest.

The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan. A summary of the non-vested restricted stock awards is as follows:

Restricted Stock Awards	Non-Vested Restricted Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2010	1,434,759	$12.93
Granted	868,549	20.73
Vested	(452,861)	11.81
Forfeited	(186,536)	13.71
Non-vested at December 31, 2011	1,663,911	17.20
Granted	1,015,937	23.41
Vested	(585,392)	14.72
Forfeited	(139,886)	19.08
Non-vested at December 31, 2012	1,954,570	20.97
Granted	1,032,924	19.92
Vested	(617,302)	18.80
Forfeited	(246,357)	20.69
Non-vested at December 31, 2013	2,123,835	$21.13

Included in the 617,302 shares of restricted stock vested during the year ended December 31, 2013 are 233,275 shares with a weighted average fair value of $19.97 per share that were withheld for minimum withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of December 31, 2013, the Company had 3,511,851 shares available for issuance of either stock options or restricted stock awards, including 3,063,055 shares from the 2002 Plan, 296,921 shares from the 1999 Plan, and 151,875 shares from the ESPP Plan.

As of December 31, 2013, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $40,274,000 related to all of its share-based awards, which will be recognized over a weighted average period of 1.91 years. The intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $8,780,000, $12,380,000 and $19,192,000, respectively. The total fair value of restricted shares which vested during the years ended December 31, 2013, 2012 and 2011 was $11,604,000, $8,614,000 and $5,347,000, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2013			2012			2011
Volatility (range)		41.7%		48.5%	-	49.3%	50.7%	-	52.7%
Volatility (weighted average)		41.7%			49.1%			52.3%
Risk-free interest rate (range)	1.1%	-	1.9%	0.9%	-	1.0%	1.5%	-	2.3%
Risk-free interest rate (weighted average)		1.2%			1.0%			2.1%
Dividend yield		0%			0%			0%
Expected life (years)		6.19			6.19			6.20
Weighted average grant date fair value		$7.54			$9.93			$12.85

14. SHARE-BASED COMPENSATION (continued)

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the Company’s common stock. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest from three to four years and have a term of ten years. With limited exceptions, the Company’s shares of common stock traded on the “Pink Sheets” beginning in August 2005 through May 2008. Subsequent to the Company’s May 2008 deregistration, and before its stock was re-listed in March 2009, the Company granted stock options and restricted stock awards. As there were no quoted market prices during the period when the Company’s shares of common stock was not publicly traded, the Company engaged a valuation firm to assist with its determination of the fair value of the shares of common stock at the stock option and restricted stock award grant dates. In this regard, the methods used to arrive at the fair value of the underlying stock price included a regression analysis, along with market multiples and discounted net cash flow analyses. The resulting fair value on each respective grant date was used to establish the stock option exercise price and the fair value of the restricted stock.

The amount of share-based compensation expense recognized by the Company is as follows:

	For the Years Ended December 31,
(in $000’s)	2013	2012	2011
Cost of revenues	$2,035	$2,405	$1,917
Research and development	4,885	4,658	4,119
Selling, general and administrative	10,724	9,240	6,649
Total	$17,644	$16,303	$12,685

As discussed in “Note 1 - The Company,” in June 2013, the Company announced that Dr. Larry Hsu plans to retire as President and Chief Executive Officer of Impax. Pursuant to his Separation Agreement, all option grants and restricted stock grants expected to vest in the 12 month period following his retirement date will vest as of the retirement date. As a result, the Company recorded accelerated expense of $2.3 million during the three month period ended June 30, 2013 associated with Dr. Hsu’s outstanding options and restricted stock.

The after tax impact of recognizing the share-based compensation expense related to FASB ASC Topic 718 on basic earnings per common share was $0.19, $0.18 and $0.15 for the years ended December 31, 2013, 2012 and 2011, respectively, and diluted earnings per common share was $0.19, $0.17 and $0.14 for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recognized a deferred tax benefit of $4,829,000, $4,335,000 and $3,078,000 in 2013, 2012 and 2011, respectively; related to share-based compensation expense recorded for non-qualified employee stock options and restricted stock awards.

The Company’s policy is to issue new shares to satisfy stock option exercises and to grant restricted share awards. There were no modifications to any stock options during the years ended December 31, 2013, 2012 or 2011.

15. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors of the Company, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Company’s Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the years ended December 31, 2013, 2012 and 2011, the Company did not issue any preferred stock.

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

A reconciliation of basic and diluted earnings per share is as follows:

	For the Years Ended December 31,
(in $000’s, except share and per share amounts)	2013	2012	2011
Numerator:
Net income	$101,259	$55,873	$65,495

Denominator:
Weighted average common shares outstanding	66,921,181	65,660,271	64,126,855
Effect of dilutive stock options and and restricted stock	1,733,857	2,744,280	3,193,134
Diluted weighted average common shares outstanding	68,655,038	68,404,551	67,319,989

Basic net income per share	$1.51	$0.85	$1.02
Diluted net income per share	$1.47	$0.82	$0.97

For the years ended December 31, 2013, 2012 and 2011, the Company excluded 1,741,110, 905,899 and 1,244,493, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.

17. SEGMENT INFORMATION

The Company has two reportable segments, the Global Division and the Impax Division. The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 20 – Supplementary Financial Information.” The Company also generates revenue in its Global Division from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 20 – Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 20 – Supplementary Financial Information.” As of February 7, 2014, the Company marketed 117 generic pharmaceutical products representing dosage variations of 38 different pharmaceutical compounds through the Global Division, and eight other generic pharmaceutical products, representing dosage variations of three different pharmaceutical compounds, through the Company’s alliance and collaboration agreement partners. As of February 7, 2014, the Company’s marketed generic products include, but are not limited to authorized generic Adderall XR®, authorized generic Trilipix® delayed release capsules, fenofibrate (generic to Lofibra®) and oxymorphone hydrochloride extended release tablets (non-AB rated to OPANA® ER). On February 20, 2014, the Company announced that it currently plans to begin marketing and selling its allotment of a specified number of bottles of authorized generic RENVELA® tablets beginning in mid-April 2014. The Company continues to pursue the approval of its pending ANDA for generic RENVELA® with the FDA.

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARYTM, an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. The Company is currently working with the FDA on the appropriate next steps for the RYTARYTM NDA. The Company has also initiated the preparation of required documents for a Market Authorization Application to the European Medicines Agency for RYTARYTM, currently targeted for filing during the second half of 2014. In addition to RYTARYTM, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of branded Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories. Revenues from Impaxlabeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 20 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 20 – Supplementary Financial Information.”

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in "Note 2 - Summary of Significant Accounting Policies – Revenue Recognition.” The Company has no inter-segment revenue.

17. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Year Ended December 31, 2013	Division	Division	and Other	Company
Revenues, net	$398,340	$113,162	$--	$511,502
Cost of revenues	253,836	58,366	--	312,202
Research and development	41,384	27,470	--	68,854
Patent litigation	16,545	--	--	16,545
Selling, general and administrative	17,684	44,915	57,689	120,288
Income (loss) before income taxes	$68,891	$(17,589)	$95,638	$146,940

Year Ended December 31, 2012	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$448,682	$133,010	$--	$581,692
Cost of revenues	229,355	69,783	--	299,138
Research and development	48,604	32,716	--	81,320
Patent litigation	9,772	--	--	9,772
Selling, general and administrative	15,377	37,896	55,197	108,470
Income (loss) before income taxes	$145,574	$(7,385)	$(54,878)	$83,311

Year Ended December 31, 2011	Global Division	Impax Division	Corporate and Other	Total Company
Revenues, net	$491,710	$21,209	$--	$512,919
Cost of revenues	242,713	11,911	--	254,624
Research and development	46,169	36,532	--	82,701
Patent litigation	7,506	--	--	7,506
Selling, general and administrative	11,313	7,435	49,729	68,477
Income (loss) before income taxes	$184,009	$(34,669)	$(51,229)	$98,111

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $137,137,000, and $126,684,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at December 31, 2013 and 2012, respectively.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases land, office, warehouse and laboratory facilities under non-cancelable operating leases expiring between March 2014 and December 2026. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $1,932,000, $1,719,000 and $1,691,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates between December 2014 and May 2016. Future minimum lease payments under the non-cancelable operating leases are as follows:

(in $000s)	Years Ended December 31,
2014	$2,253
2015	1,365
2016	741
2017	342
2018	310
Thereafter	2,362
Total minimum lease payments	$7,373

Purchase Order Commitments

As of December 31, 2013, the Company had approximately $48,820,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

Taiwan Facility

The Company has entered into several contracts related to ongoing expansion activities at its Taiwan manufacturing facility. As of December 31, 2013, the Company had remaining obligations under these contracts of approximately $9,750,000.

19. LEGAL AND REGULATORY MATTERS

Patent InfringementLitigation

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

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc., et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware (the “District Court”) alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma and Supernus against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the District Court on the issues of patent infringement and validity. In August 2011, the District Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, which expires in December 2027, infringed and not invalid. After proceedings related to the remedy, on June 8, 2012, the District Court entered final judgment with respect to that litigation. On June 22, 2012, the District Court entered its final judgment with respect to the Company. All parties filed notices of appeal and/or cross-appeal in July 2012. The briefing at the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) was completed for all parties on January 28, 2013. The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation. On August 7, 2013, the Federal Circuit affirmed-in-part, reversed-in-part, and remanded the case to the District Court. The finding that the fifth patent was infringed and not invalid was affirmed, as was the finding that the asserted independent claims of the other four patents were invalid and/or not infringed. The Federal Circuit reversed the District Court’s finding that some of the dependent claims of the four patents were invalid and remanded for further proceedings. On January 6, 2014, the parties entered into a Stipulation of Dismissal, and on January 7, 2014, the court entered an Order granting the Stipulation of Dismissal.

19. LEGAL AND REGULATORY MATTERS (continued)

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc. (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California (the “District Court”) alleging patent infringement based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company filed an answer and counterclaims. The trial court issued a claim construction ruling on April 11, 2012. In November 2012, the Company and Takeda filed cross motions for summary judgment regarding infringement and validity of the patents at issue. On April 8, 2013, the District Court ruled on the summary judgment motions as follows: (i) granted the Company’s motion for non-infringement of U.S. Patent No. 7,790,755, (ii) granted Takeda’s motion of infringement of U.S. Patent Nos. 6,664,276, 6,462,058 and 6,939,971 and (iii) denied the Company’s motion of invalidity for U.S. Patent No. 6,939,971. A bench trial was conducted beginning on June 5, 2013, and a decision was rendered on October 17, 2013, finding the asserted claims of U.S. Patent Nos. 6,462,058, 6,664,276, and 6,939,971 infringed and not invalid. The Company filed a notice of appeal of the District Court’s decision on the 6,462,058, 6,664,276, and 6,939,971 patents to the federal circuit, and Takeda filed a notice of appeal of the district court decision on the 7,790,755 patent to the federal circuit.

In May 2013, Takeda filed another complaint against the Company in the District Court, alleging infringement of U.S. Patent No. 8,173,158 based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. Takeda filed an amended complaint in July 2013, alleging infringement of another patent, U.S. Patent No. 8,461,187. The Company filed an answer and counterclaims. Discovery is proceeding, and a hearing on claim construction is scheduled for June 12, 2014. Trial is scheduled for April 13, 2015.

Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxycodone)

In April 2011, Purdue Pharma L.P., The P.F. Laboratories, Inc., Purdue Pharmaceuticals L.P., Rhodes Technologies, Board of Regents of the University of Texas System, and Grunenthal GmbH filed suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to Oxycodone Hydrochloride, Controlled Release tablets, 10, 15, 20, 30, 40, 60 and 80 mg, generic to Oxycontin® (related to NDA 022272). The Company filed an answer and counterclaims. A bench trial was held in September and October 2013, and a decision is pending. In February 2013, Purdue Pharma L.P. and Grunenthal GmbH filed a separate lawsuit against the Company involving the same product and ANDA, asserting infringement of two newly issued patents. Purdue Pharma L.P. filed a third lawsuit in May 2013 against the Company involving the same product and ANDA, asserting infringement of a third newly issued patent. The parties have settled and the case was dismissed in December 2013.

19. LEGAL AND REGULATORY MATTERS (continued)

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

GlaxoSmithKline LLC, et al. v. Impax Laboratories, Inc., et al. (Dutasteride/Tamsulosin)

In September 2011, GlaxoSmithKline LLC and SmithKline Beecham Corp. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg, generic of Jalyn®. The Company filed an answer and counterclaim. The trial court issued a claim construction ruling on November 15, 2012. A bench trial was conducted starting on January 28, 2013, and a decision was rendered on August 9, 2013, finding the asserted claims of the patent in suit infringed and not invalid. The Company has appealed the decision to the federal circuit and a decision on appeal is pending. On February 24, 2014, the decision was affirmed on appeal.

Acura Pharmaceuticals, Inc. v. Impax Laboratories, Inc. (Oxycodone HCl)

In October 2012, Acura Pharmaceuticals, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement for the filing of the Company’s ANDA relating to Oxycodone Hydrochloride Tablets, 5 mg and 7.5 mg, generic to Oxecta®. In November 2012, the Company filed its answer and counterclaims. The parties have settled and the case was dismissed in November 2013.

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

Pfizer Inc. and UCB Pharma GMBH v. Impax Laboratories, Inc. (Fesoterodine)

In June 2013, Pfizer Inc. and UCB Pharma GMBH filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Fesoterodine Fumarate Extended-Release Tablets, 4 and 8 mg, generic to Toviaz®. The Company filed its answer and counterclaims. Discovery is proceeding, and trial is scheduled for July 13, 2015.

19. LEGAL AND REGULATORY MATTERS (continued)

Meda Pharmaceuticals Inc. v. Perrigo Israel Pharmaceuticals Ltd., Perrigo Company, L. Perrigo Company and Impax Laboratories, Inc. (Azelastine HCl)

In May 2013, Meda Pharmaceuticals, Inc. (“Meda”) filed suit against the Company in the United States District Court for the District of New Jersey, alleging that the Company participated in, contributed to, aided, abetted, and/or induced infringement of Meda’s United States Patent No. 8,071,073 based on the submission by Perrigo Israel Pharmaceutical Ltd., Perrigo Company and L. Perrigo Company of an ANDA relating to Azelastine Hydrochloride Nasal Spray (0.15%, eq. 0.1876 mg base/spray), generic to Astepro®. The Company filed its answer, and discovery is ongoing. No trial date has been set.

Warner Chilcott Co., LLC and Warner Chilcott (US), LLC v. Impax Laboratories, Inc. (Risedronate)

In October 2013, Warner Chilcott Co., LLC and Warner Chilcott (US), LLC (together, “Warner Chilcott”) filed suit against the Company in the United States District Court for the District of New Jersey, alleging patent infringement based on the filing of the Company’s ANDA relating to Risedronate Sodium Delayed Release Tablets, 35 mg, generic to Atelvia®. The Company filed its answer, and discovery is proceeding.

Other Litigation Related to the Company’s Business

Civil Investigative Demand from the FTC

On May 2, 2012, the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”) concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation is to determine whether Medicis Pharmaceutical Corporation, now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. (“Medicis”), the Company, and six other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding SOLODYN® or its generic equivalents and/or (ii) engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. The Company is cooperating with the FTC in producing documents and information in response to the investigation. To the knowledge of the Company, no FTC proceedings have been initiated against the Company to date, however no assurance can be given as to the timing or outcome of this investigation.

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

19. LEGAL AND REGULATORY MATTERS (continued)

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

The eight indirect purchaser actions that have been filed in the United States District Court for the Eastern District of Pennsylvania have been consolidated for pretrial purposes as In re Solodyn End-Payor Antitrust Litigation.

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

On October 11, 2013, defendants in these actions (including the Company) moved the United States Judicial Panel on Multidistrict Litigation (“JPML”) to consolidate these actions in either the District of Arizona or the Eastern District of Pennsylvania for coordinated pretrial proceedings and a decision is pending.

19. LEGAL AND REGULATORY MATTERS (continued)

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively (“Securities Class Actions”), alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARYTM and its generic version of Concerta®. These two Securities Class Actions have subsequently been consolidated, assigned to the same judge, and lead plaintiff has been chosen. The plaintiff’s consolidated amended complaint was filed on September 13, 2013. The Company filed a motion to dismiss the consolidated amended complaint on November 14, 2013, and that motion is pending.

On March 19, 2013, Virender Singh, derivatively on behalf of the Company, filed a state court action against certain current and former officers and board of directors for breach of fiduciary duty and unjust enrichment in the Superior Court of the State of California County of Santa Clara, asserting similar allegations as those in the Securities Class Actions. That action has been stayed pending resolution of the Securities Class Actions. In addition, the Company is aware of two letters from stockholders demanding action by the Company’s board of directors, including to: (i) undertake an independent internal investigation into management’s alleged violations of Delaware and/or federal law; (ii) commence a civil action against members of management to recover damages sustained as a result of alleged breaches of fiduciary duties; and/or (iii) spearhead meaningful corporate reform to address alleged internal control inadequacies. Each letter further states that if such action is not commenced within a reasonable period of time, the stockholder will commence a stockholder’s derivative action on behalf of the Company.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2013 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global Product sales, gross	$197,956	$217,721	$279,441	$288,315
Less:
Chargebacks	64,345	82,013	98,449	111,903
Rebates	30,572	35,649	54,530	68,363
Product Returns	94	1,989	2,857	1,989
Other credits	5,160	8,312	11,919	21,639
Global Product sales, net	97,785	89,758	111,686	84,423

Rx Partner	3,114	3,668	3,016	1,841
Other Revenues	737	539	1,046	727
Global Division revenues, net	101,636	93,965	115,748	86,991

Impax Product sales, gross	69,292	48,300	22,849	21,244
Less:
Chargebacks	7,790	10,095	8,422	6,690
Rebates	6,236	(1,735)	(812)	485
Product Returns	1,490	2,197	175	224
Other credits	7,255	2,409	(1,498)	361
Impax Product sales, net	46,521	35,334	16,562	13,484

Other Revenues	332	332	331	266
Impax Division revenues, net	46,853	35,666	16,893	13,750

Total revenues	148,489	129,631	132,641	100,741

Gross profit	57,871	58,887	48,342	34,200

Net income (loss)	$105,442	$5,619	$(180)	$(9,622)

Net income (loss) per share (basic)	$1.59	$0.08	$(0.00)	$(0.14)
Net income (loss) per share (diluted)	$1.55	$0.08	$(0.00)	$(0.14)

Weighted average: common shares outstanding:
Basic	66,487,470	66,748,864	67,051,121	67,385,969
Diluted	68,178,355	68,287,948	67,051,121	67,385,969

Quarterly computations of net income (loss) per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

	2012 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global Product sales, gross	$185,671	$223,449	$178,628	$177,830
Less:
Chargebacks	39,155	50,670	47,366	59,460
Rebates	20,589	26,847	24,285	22,995
Product Returns	(329)	948	304	(1,730)
Other credits	10,045	18,552	7,212	17,334
Global Product sales, net	116,211	126,432	99,461	79,771

Other Revenues	7,054	6,633	967	12,153
Global Division revenues, net	123,265	133,065	100,428	91,924

Impax Product sales, gross	--	40,818	63,909	65,141
Less:
Chargebacks	--	4,449	8,308	44
Rebates	--	3,714	5,113	7,556
Product Returns	--	878	1,374	1,558
Other credits	--	3,683	5,785	9,285
Impax Product sales, net	--	28,094	43,329	46,698

Other Revenues	5,303	5,301	1,830	2,455
Impax Division revenues, net	5,303	33,395	45,159	49,153

Total revenues	128,568	166,460	145,587	141,077

Gross profit	62,553	77,823	78,027	64,151

Net income	$12,365	$18,672	$20,037	$4,799

Net income per share (basic)	$0.19	$0.29	$0.30	$0.07
Net income per share (diluted)	$0.18	$0.27	$0.29	$0.07

Weighted average: common shares outstanding:
Basic	65,122,240	65,482,700	65,797,722	66,217,421
Diluted	67,907,263	67,954,573	68,366,849	68,419,888

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2011

(in $000’s)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts	Deductions	Balance at End of Period

Reserve for bad debts	$539	163	---	(90)	$612

For the Year Ended December 31, 2012

(in $000’s)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts	Deductions	Balance at End of Period

Reserve for bad debts	$612	---	---	(59)	$553

For the Year Ended December 31, 2013

(in $000’s)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts	Deductions	Balance at End of Period

Reserve for bad debts	$553	---	---	(14)	$539

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.

By: /s/ Larry Hsu, Ph.D.
Name: Larry Hsu, Ph.D.
Title: President and Chief Executive Officer
Date:  February 24, 2014

Signature	Title	Date

/s/ Larry Hsu, Ph.D.	President, Chief Executive Officer	February 24, 2014
Larry Hsu, Ph.D.	(Principal Executive Officer) and Director

/s/ Bryan M. Reasons	Senior Vice President, Finance, and	February 24, 2014
Bryan M. Reasons	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert L. Burr	Chairman of the Board	February 24, 2014
Robert L. Burr

/s/ Leslie Z. Benet, Ph.D.	Director	February 24, 2014
Leslie Z. Benet, Ph.D.

/s/ Allen Chao, Ph.D.	Director	February 24, 2014
Allen Chao, Ph.D.

/s/ Nigel Ten Fleming, Ph.D.	Director	February 24, 2014
Nigel Ten Fleming, Ph.D.

/s/ Michael Markbreiter	Director	February 24, 2014
Michael Markbreiter

/s/ Peter R. Terreri	Director	February 24, 2014
Peter R. Terreri

/s/ Mary K. Pendergast	Director	February 24, 2014
Mary K. Pendergast

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1.1	Restated Certificate of Incorporation of the Company, dated August 30, 2004.(1)

3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(2)

3.2	Amended and Restated Bylaws of the Company, effective as of July 3, 2013.(3)

4.1	Specimen of Common Stock Certificate.(4)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(2)

10.1

Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(5)

10.1.1

Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association as Administrative Agent.(6)

10.1.2

Second Amendment to Credit Agreement, dated as of January 10, 2013, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(7)

10.2

Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(5)

10.3.1	Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(8)

10.3.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(8)

10.4	Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(4)

10.5.1	Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(9)

10.5.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(10)

10.5.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(10)

10.6.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(11)

10.6.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (11)

10.7.1	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(12)

10.7.2	Separation Agreement, dated as of June 24, 2013, between the Company and Larry Hsu, Ph.D.*(13)

10.8.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(12)

10.8.2	Confidential Separation and Release Agreement, dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(14)

10.9.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(12)

10.9.2	General Release and Waiver, effective as of July 17, 2012, between the Company and Arthur A. Koch, Jr.* (15)

10.10	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(12)

10.11.1	Offer of Employment Letter, effective as of January 5, 2009, between the Company and Christopher Mengler.*(8)

10.11.2	Employment Agreement, dated as of January 1, 2010, between the Company and Christopher Mengler, R.Ph.*(12)

10.11.3	Separation Agreement and General Release, dated October 19, 2010, between the Company and Christopher Mengler, R.Ph.*(16)

10.12.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(17)

10.12.2	Employment Agreement, dated as of May 2, 2011 between the Company and Mark A. Schlossberg.*(17)

10.13.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon, M.D.*(18)

10.13.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.*(19)

10.14	Employment Agreement, dated as of December 12, 2012, between the Company and Bryan M. Reasons.*(20)

10.15	Amended and Restated License and Distribution Agreement, dated as of February 7, 2013, between the Company and Shire LLC.(21)**

10.16.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(5)

10.16.2	Settlement Agreement, dated as of January 21, 2011, between the Company and Medicis Pharmaceutical Corporation.**(22)

10.16.3	First Amendment, dated as of January 26, 2011, to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.(17)

10.17	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, between the Company and AstraZeneca UK Limited.**(23)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013,  (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2013, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2013.

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

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 3, 2013.

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

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(6) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(7) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.

(8) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(9) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2013.

(10) Incorporated by reference to the Company’s Registration Statement on Form S-8 (file No. 333-189360) filed on June 14, 2013.

(11) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(12) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(13) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.

(15) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.

(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 22, 2010.

(17) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(18) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.

(20) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.

(21) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(22) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.

II-4