Form 10-Q
period 2014-03-31
IMPAX LABORATORIES INC
filed 2014-05-02
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

As of April 25, 2014, there were 70,056,809 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$129,372	$184,612
Short-term investments	261,055	228,521
Accounts receivable, net	119,521	112,993
Inventory, net	76,159	70,107
Deferred income taxes	51,333	50,788
Prepaid expenses and other current assets	12,003	12,721
Total current assets	649,443	659,742

Property, plant and equipment, net	189,661	188,191
Other assets	55,205	57,820
Deferred income taxes	35,958	33,926
Intangible assets, net	24,364	29,670
Goodwill	27,574	27,574
Total assets	$982,205	$996,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,646	$26,824
Accrued expenses	81,752	111,523
Accrued profit sharing and royalty expenses	10,617	11,560
Deferred revenue	3,200	3,983
Total current liabilities	123,215	153,890

Deferred revenue	4,000	4,267
Other liabilities	29,806	28,563
Total liabilities	157,021	186,720

Commitments and contingencies (Notes 9 and 17)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at March 31, 2014 and December 31, 2013	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 70,300,538 and 69,927,609 shares issued at March 31, 2014 and December 31, 2013, respectively	703	699
Additional paid-in capital	347,635	336,648
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive (loss) income	(1,295)	1,140
Retained earnings	480,298	473,873
Total stockholders’ equity	825,184	810,203
Total liabilities and stockholders’ equity	$982,205	$996,923

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Global Division revenues, net	$109,141	$101,636
Impax Division revenues, net	9,577	46,853
Total revenues	118,718	148,489
Cost of revenues	61,096	90,618
Gross profit	57,622	57,871

Operating expenses:
Research and development	21,741	19,605
Patent litigation expense	2,173	4,278
Selling, general and administrative	25,477	29,717
Total operating expenses	49,391	53,600
Income from operations	8,231	4,271
Other income, net	76	149,456
Interest income	388	276
Interest expense	(65)	(283)
Income before income taxes	8,630	153,720
Provision for income taxes	2,205	48,278
Net income	$6,425	$105,442
Net income per share:
Basic	$0.09	$1.59
Diluted	$0.09	$1.55
Weighted average common shares outstanding:
Basic	67,702,296	66,487,470
Diluted	69,938,872	68,178,355

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$6,425	$105,442
Currency translation adjustments	(2,435)	(3,497)
Comprehensive income	$3,990	$101,945

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$6,425	$105,442
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,015	12,397
Charge for licensing agreement	2,000	---
Intangible asset impairment charge	2,876	---
Provision for inventory reserves	1,952	22,810
Accretion of interest income on short-term investments	(223)	(158)
Deferred income taxes – net and uncertain tax positions	(2,879)	(2,799)
Tax impact related to the exercise of employee stock options	(920)	3
Recognition of deferred revenue	(1,050)	(1,113)
Accrued profit sharing and royalty expense	10,608	22,541
Payments of profit sharing and royalty expense	(11,537)	(4,925)
Share-based compensation expense	4,386	4,359
Other receivable	---	(102,049)
Changes in certain assets and liabilities:
Accounts receivable	(6,528)	(21,357)
Inventory	(6,527)	(15,475)
Prepaid expenses and other assets	976	13,228
Accounts payable and accrued expenses	(26,163)	23,014
Other liabilities	1,513	2,527
Net cash (used in) provided by operating activities	(17,076)	58,445

Cash flows from investing activities:
Purchase of short-term investments	(133,754)	(60,515)
Maturities of short-term investments	101,443	65,993
Purchases of property, plant and equipment	(9,782)	(9,361)
Payment for licensing agreement	(2,000)	---
Net cash used in investing activities	(44,093)	(3,883)

Cash flows from financing activities:
Tax impact related to the exercise of employee stock options and restricted stock	920	(3)
Proceeds from exercise of stock options and ESPP	5,977	1,554
Net cash provided by financing activities	6,897	1,551

Effect of exchange rate changes on cash and cash equivalents	(968)	(698)

Net (decrease) increase in cash and cash equivalents	(55,240)	55,415
Cash and cash equivalents, beginning of period	184,612	142,162
Cash and cash equivalents, end of period	$129,372	$197,577

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
(in $000's)	March 31, 2014	March 31, 2013
Cash paid for interest	$1	$87
Cash paid for income taxes	$21,024	$222

Accrued vendor invoices of approximately $4,165,000 and $4,273,000 at March 31, 2014 and 2013, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses. Depreciation expense was $4,973,000 and $4,760,000 for the three months ended March 31, 2014 and 2013, respectively.

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

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™ (IPX066), an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the New Drug Application (“NDA”) was accepted for filing by the U.S. Food and Drug Administration (“FDA”) in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. In April 2014, after discussions with the FDA, the Company resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA has informed the Company that the Prescription Drug User Fee Act (“PDUFA”) date is October 9, 2014. The Company has also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing during the second half of 2014. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain United States territories. Revenues from Impax-labeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 18 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.”

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

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of comprehensive income, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items, noted below. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan) Inc., Impax Laboratories USA, LLC, ThoRx Laboratories, Inc., Impax Laboratories (Netherlands) BV and Impax Laboratories (Netherlands) CV, and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at March 31, 2014. All significant intercompany accounts and transactions have been eliminated.

The unaudited results of operations and cash flows for the interim period are not necessarily indicative of the expected results of the Company’s operations for any other interim period or for the full year ending December 31, 2014. The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Management transition

During the three month period ended March 31, 2014, the Company announced a management change. The current Senior Vice President, Global Operations announced plans to retire and a Senior Vice President, Technical Operations was appointed. In conjunction with the transition, the Company recorded $0.7 million in separation charges and accelerated share-based compensation expense.

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

Distribution Service Fees

The Company pays distribution service fees to several of its wholesaler customers related to sales of its Impax products. The wholesalers are generally obligated to provide the Company with periodic outbound sales information as well as inventory levels of the Company’s products held in their warehouses. Additionally, the wholesalers have agreed to manage the variability of their purchases and inventory levels within specified days on hand limits. An accrued provision for distribution service fees is recognized at the time products are shipped to wholesalers.

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

Medicaid and Other Government Pricing Programs

As required by law, the Company provides a rebate on drugs dispensed under the Medicaid program, Medicare Part D, TRICARE, and other United States government pricing programs. The Company determines its estimated government rebate accrual primarily based on historical experience of claims submitted by the various states and other jurisdictions and any new information regarding changes in the various programs which may impact the Company’s estimate of government rebates. In determining the appropriate accrual amount, the Company considers historical payment rates and processing lag for outstanding claims and payments. The Company records estimates for government rebates as a deduction from gross sales, with corresponding adjustment to accrued liabilities.

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

The Company applies the updated guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (“Teva Agreement”). The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes deferred revenue on a straight-line basis over the Company’s expected period of performance of such services. The Company recognizes revenue received as a result of the manufacture and delivery of products under the Teva Agreement at the time title and risk of loss passes to the customer which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued updated guidance on foreign currency matters. The update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The Company adopted this guidance on January 1, 2014 and the adoption did not have a material effect on its consolidated financial statements.

In July 2013, the FASB issued updated guidance related to presentation of an unrecognized tax benefit. The guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss, or tax credit carryforward, rather than as a liability under certain circumstances. The Company adopted this guidance on January 1, 2014 and the adoption did not have a material effect on its consolidated financial statements.

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

A summary of short-term investments as of March 31, 2014 and December 31, 2013 is as follows:

(in $000’s) March 31, 2014	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$104,516	$26	$--	$104,542
Corporate bonds	156,539	7	(36)	156,510
Total short-term investments	$261,055	$33	$(36)	$261,052

(in $000’s) December 31, 2013	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$91,480	$26	$--	$91,506
Corporate bonds	137,041	13	(21)	137,033
Total short-term investments	$228,521	$39	$(21)	$228,539

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	March 31, 2014	December 31, 2013
Gross accounts receivable	$246,374	$246,319
Less: Rebate reserve	(85,658)	(88,449)
Less: Chargeback reserve	(32,766)	(37,066)
Less: Other deductions	(8,429)	(7,811)
Accounts receivable, net	$119,521	$112,993

A roll forward of the rebate and chargeback reserves activity for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows:

(in $000’s) Rebate reserve	March 31, 2014	December 31, 2013
Beginning balance	$88,449	$46,011
Provision recorded during the period	53,124	193,288
Credits issued during the period	(55,915)	(150,850)
Ending balance	$85,658	$88,449

(in $000’s) Chargeback reserve	March 31, 2014	December 31, 2013
Beginning balance	$37,066	$18,410
Provision recorded during the period	103,944	389,707
Credits issued during the period	(108,244)	(371,051)
Ending balance	$32,766	$37,066

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company had an allowance for uncollectible amounts of $539,000 at March 31, 2014 and December 31, 2013.

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

Inventory, net of carrying value reserves at March 31, 2014 and December 31, 2013 consisted of the following:

(in $000’s)	March 31, 2014	December 31, 2013
Raw materials	$26,059	$27,981
Work in process	3,115	1,434
Finished goods	52,032	47,416
Total inventory	81,206	76,831
Less: Non-current inventory	5,047	6,725
Total inventory-current	$76,159	$70,107

Inventory carrying value reserves were $19,652,000 and $17,702,000 at March 31, 2014 and December 31, 2013, respectively. During the three month period ended March 31, 2013, the Company decided to discontinue the manufacture and distribution of certain unprofitable products after the Company conducted a strategic review of its currently manufactured generic product portfolio. As a result of this decision, the Company recorded an inventory reserve of $6.7 million related to the discontinued products. In addition, upon receipt of the Complete Response Letter for RYTARY™, the Company evaluated the impact of the expected delay of FDA approval on its ability to sell the associated inventory. The Company determined that a reserve of $5.0 million was appropriate and recorded this amount in the three month period ended March 31, 2013. During the three month period ended March 31, 2013, the Company also recorded a $6.4 million reserve for pre-launch inventory of a product manufactured for another third-party pharmaceutical company due to the anticipated delayed launch of such product as a result of the warning letter related to our Hayward, California manufacturing facility. The carrying value of unapproved inventory less reserves was $6,953,000 and $6,462,000 at March 31, 2014 and December 31, 2013, respectively.

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	March 31, 2014	December 31, 2013
Land	$5,773	$5,773
Buildings and improvements	141,179	139,657
Equipment	117,543	114,950
Office furniture and equipment	12,041	11,523
Construction-in-progress	16,900	15,910
Property, plant and equipment, gross	$293,436	$287,813

Less: Accumulated depreciation	(103,775)	(99,622)
Property, plant and equipment, net	$189,661	$188,191

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at March 31, 2014 and December 31, 2013, and the Company attributes the entire carrying amount of goodwill to the Global Division. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2013.

Intangible assets consisted of the following:

(in $000’s) March 31, 2014	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(29,371)	$	---	$12,412
Tolmar product rights	31,450	(4,966)		(16,032)	10,452
Other product rights	2,250	---		(750)	1,500
Total intangible assets	$75,483	$(34,337)		$(16,782)	$24,364

(in $000’s) December 31, 2013	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(28,641)	$	---	$13,142
Tolmar product rights	31,450	(3,266)		(13,156)	15,028
Other product rights	2,250	---		(750)	1,500
Total intangible assets	$75,483	$(31,907)		$(13,906)	$29,670

The Zomig® product rights under the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) were amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet and over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet. The Zomig® product rights under the AZ Agreement are also being amortized over a period of 72 months starting in July 2012 for the nasal spray. In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. During the three month period ended September 30, 2013, as a result of the most recent market share data obtained by the Company and the Company’s revised five year projections for the Tolmar product lines, the Company performed an intangible asset impairment test on the Tolmar products. Based on the results of the impairment analysis, the Company recorded a $13.2 million impairment charge to cost of revenues for the Global Division in the three month period ended September 30, 2013. During the period ended March 31, 2014, as a result of a further decline in pricing, the Company revised its projections and performed an intangible asset impairment analysis. Based on the results of this analysis, the Company recorded a $2.9 million charge to cost of revenues for the Global Pharmaceuticals Division, which was 100% of the remaining net book value of this asset. The remaining carrying value of the Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012. Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 12 - Alliance and Collaboration Agreements.” Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA. During the three month period ended September 30, 2013, as a result of a decision by management to withdraw one of these ANDAs and no longer seek FDA approval, the Company recorded an intangible asset impairment charge of $0.8 million in research and development expense, representing the full carrying value of the ANDA. For the remaining ANDAs, the Company will either commence amortization upon FDA approval and commercialization over the estimated useful life of the product rights, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $2,430,000 and $7,142,000 for the three month periods ended March 31, 2014 and 2013, respectively.

The following schedule shows the expected amortization of the Zomig® and Tolmar product rights as of March 31, 2014 for the next five years and thereafter:

(in $000s)	Amortization Expense
2014	$6,891
2015	4,835
2016	3,709
2017	3,573
2018	1,984
Thereafter	1,872
Totals	$22,864

9. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	March 31, 2014	December 31, 2013
Payroll-related expenses	$19,509	$27,985
Product returns	27,883	28,089
Government rebates	17,387	23,351
Accrued shelf-stock	1,101	774
Legal and professional fees	5,647	3,162
Income taxes payable	4,352	21,186
Physician detailing sales force fees	361	1,512
Other	5,512	5,464
Total accrued expenses	$81,752	$111,523

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products and Impax Products sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are generally not subject to returns. A roll forward of the product return reserve for the three month period ended March 31, 2014 and the year ended December 31, 2013 is as follows:

(in $000’s) Returns Reserve	March 31, 2014	December 31, 2013
Beginning balance	$28,089	$23,440
Provision related to sales recorded in the period	1,475	11,015
Credits issued during the period	(1,681)	(6,366)
Ending balance	$27,883	$28,089

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of March 31, 2014, the Company had remaining obligations under these contracts of approximately $8,030,000.

Purchase Order Commitments

As of March 31, 2014, the Company had $63,684,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

10. INCOME TAXES

The Company calculates its interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, the Company makes an estimate of the annual United States domestic and foreign jurisdictions’ expected effective tax rates and applies these rates to its respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in the United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share-based compensation and state research and development credits, among others. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the respective change occurs.

During the three month period ended March 31, 2014, the Company recognized an aggregate consolidated tax provision of $2,205,000 for United States domestic and foreign income taxes. In the three month period ended March 31, 2013, the Company recognized an aggregate consolidated tax provision of $48,278,000 for United States domestic and foreign income taxes. The decrease in the tax provision resulted from lower consolidated income before taxes in the three month period ended March 31, 2014, as compared to the same period in the prior year. The effective tax rate of 26% for the three month period ended March 31, 2014 was lower than the effective tax rate of 31% for the prior year period primarily as a result of a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards.

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the personal property assets of the Company pursuant to a Security Agreement (the “Security Agreement”) entered into by the Company and the Administrative Agent. As further security, the Company also pledged to the Administrative Agent, 65% of the Company’s equity interest in its wholly owned subsidiary Impax Laboratories (Taiwan), Inc., all of the Company’s equity interests in its wholly owned domestic subsidiaries and must similarly pledge all or a portion of its equity interest in future subsidiaries. Under the Credit Agreement, among other things:

●	The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur on February 11, 2015.

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

●

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00, Consolidated EBITDA of at least $50.0 million and Minimum Liquidity (which is, generally unrestricted cash and cash equivalents) of at least $100.0 million. As of March 31, 2014, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

During the three month periods ended March 31, 2014 and 2013, unused line fees incurred under the Credit Agreement were $31,000 and $30,000, respectively.

12. ALLIANCE AND COLLABORATION AGREEMENTS

The Company has entered into several alliance, collaboration, license and distribution agreements, and similar agreements with respect to certain of its products and services, with unrelated third-party pharmaceutical companies. The consolidated statement of operations includes revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform and revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods.

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During the three month period ended March 31, 2013, the Company received a payment in the amount of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 as "Other Income" on the consolidated statement of operations. The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for the Company to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $4,447,000 and $5,640,000 on sales of the AG Product during the three month periods ended March 31, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company owed a profit share payable to Tolmar of $2,961,000 and $490,000 during the three month periods ended March 31, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations. The Company paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012. The Company has the potential to pay up to $24,000,000 in additional contingent milestone payments if certain commercialization and regulatory events occur. The upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and is being amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights is included as a component of cost of revenues on the consolidated statement of operations. The Company initially allocated $1,550,000 of the upfront payment to two products which are still in development and recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. Contingent milestone payments will be initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments that are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. As discussed in “Note 8 – Goodwill and Intangible Assets,” the Company recorded intangible asset impairment charges to cost of revenues of $13.2 million in the three month period ended September 30, 2013 and $2.9 million in the three month period ended March 31, 2014 related to the Tolmar product rights acquired under the Tolmar Agreement. During the fourth quarter of 2013, the Company made a $12.0 million payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the Tolmar Agreement.

The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of March 31, 2014, Tolmar has borrowed $15,000,000 under the Tolmar Loan Agreement. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products. In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole (generic to Prilosec®) 10mg, 20mg and 40mg products. Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/pseudoephedrine (generic to Allegra-D®) product, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000. The Company recognized previously deferred revenue related to the Teva Agreement of $327,000 in the three month periods ended March 31, 2014 and 2013. No additional amounts were deferred during the three month periods ended March 31, 2014 and 2013.

OTC Partners Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer Inc. (formerly Wyeth) (the “Pfizer Agreement”), for a term of approximately 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Pfizer Agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, Pfizer and the Company entered into an agreement with L. Perrigo Company whereby the parties agreed that the Company would supply the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets to Perrigo in the United States and its territories (the “Perrigo Agreement”). The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer and Perrigo are responsible for marketing and sale of the products. The Pfizer and Perrigo Agreements are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells under both agreements are older products which are only sold to Pfizer and to Perrigo, and which are sold at a loss, on a fully absorbed basis. The Company recognizes profit share revenue in the period earned.

Joint Development Agreement with Valeant Pharmaceuticals International, Inc.

In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement (“Joint Development Agreement”) and a License and Settlement Agreement. The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Valeant in December 2008. The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Valeant in March 2009 and September 2009, a $2,000,000 milestone payment paid by Valeant in December 2009, and a $3,000,000 milestone payment paid by Valeant in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products. The Company began selling one of the four dermatology products during the year ended December 31, 2011. During the three month period ended March 31, 2013, the Company extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced quarterly amount of revenue recognized in 2013 and the first quarter of 2014, as compared to prior year quarters, and a reduced periodic amount of revenue to be recognized in future periods.

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

Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited

In January 2012, the Company entered into the AZ Agreement with AstraZeneca. Under the terms of the AZ Agreement, AstraZeneca granted to the Company an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain United States territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on the Company’s behalf and AstraZeneca paid to the Company the gross profit on such Zomig® products. The Company is obligated to fulfill certain minimum requirements with respect to the promotion of currently approved Zomig® products as well as other dosage strengths of such products approved by the FDA in the future. The Company may, but has no obligation to, develop and commercialize additional products containing zolmitriptan and additional indications for Zomig®, subject to certain restrictions as set forth in the AZ Agreement. The Company will be responsible for conducting clinical studies and preparing regulatory filings related to the development of any such additional products and would bear all related costs. During the term of the AZ Agreement, AstraZeneca will continue to be the holder of the NDA for existing Zomig® products, as well as any future dosage strengths thereof approved by the FDA, and will be responsible for certain regulatory and quality-related activities for such Zomig® products. AstraZeneca will manufacture and supply Zomig® products to the Company and the Company will purchase its requirements of Zomig® products from AstraZeneca until a date determined in the AZ Agreement. Thereafter, AstraZeneca may terminate its supply obligations upon certain advance notice to the Company, in which case the Company would have the right to manufacture or have manufactured its own requirements for the applicable Zomig® product.

Beginning in January 2013, the Company is obligated to pay AstraZeneca tiered royalties on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company owed a royalty payable to AstraZeneca of $2,615,000 and $16,282,000 during the three month periods ended March 31, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States.

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 103 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2018, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $5,071,000 as of March 31, 2014. Revenue recognized under the Endo Agreement is reported in the line item “Other Revenues” in “Note 18 - Supplementary Financial Information.” The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

Agreement with DURECT Corporation

During the three month period ended March 31, 2014, the Company entered into an agreement with DURECT Corporation (“Durect”) granting Impax the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia (PHN), referred to by the Company as IPX239. The Company paid Durect a $2,000,000 up-front payment upon signing of the agreement. The Company has the potential to pay up to $61,000,000 in additional contingent milestone payments upon the achievement of predefined development and commercialization milestones. If IPX239 is commercialized, Durect would also receive a tiered royalty on product sales.

13. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years. Total share-based compensation expense recognized in the consolidated statement of operations during the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
(in $000’s)	2014	2013
Manufacturing expenses	$896	$673
Research and development	1,402	1,376
Selling, general and administrative	2,088	2,310
Total	$4,386	$4,359

The following table summarizes stock option activity during the three month period ended March 31, 2014:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2013	3,770,905	$14.01
Options granted	3,000	$25.18
Options exercised	(364,953)	$15.99
Options forfeited	(18,553)	$20.93
Outstanding at March 31, 2014	3,390,399	$13.77
Options exercisable at March 31, 2014	2,476,479	$11.41

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

A summary of the Company’s non-vested restricted stock awards activity during the three month period ended March 31, 2014 is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	2,123,835	$21.13
Granted	29,950	$25.18
Vested	(30,041)	$20.68
Forfeited	(31,439)	$21.47
Non-vested at March 31, 2014	2,092,305	$21.19

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

As of March 31, 2014, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $35,280,000 related to all of its share-based awards, which will be recognized over a weighted-average period of 1.98 years. As of March 31, 2014, the Company estimated 3,001,000 stock options and 1,852,000 shares of restricted stock awards granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the three month periods ended March 31, 2014 and 2013 was $3,789,000 and $2,933,000, respectively. The total fair value of restricted stock awards which vested during the three month periods ended March 31, 2014 and 2013 was $621,000 and $613,000, respectively. As of March 31, 2014, the Company had 3,533,694 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the three month periods ended March 31, 2014 and 2013, the Company did not issue any preferred stock.

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

15. EARNINGS PER SHARE

The Company's earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted average number of shares of common stock outstanding for the period, along with diluted net income per share, computed by dividing net income by the weighted average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
(in $000’s except share and per share amounts)	2014	2013

Numerator:
Net income	$6,425	$105,442

Denominator:
Weighted average common shares outstanding	67,702,296	66,487,470

Effect of dilutive stock options and restricted stock awards	2,236,576	1,690,885

Diluted weighted average common shares outstanding	69,938,872	68,178,355

Basic net income per share	$0.09	$1.59
Diluted net income per share	$0.09	$1.55

For the three month periods ended March 31, 2014 and 2013, the Company excluded 331,500 and 1,276,394, respectively, of shares issuable upon the exercise of stock options and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive. Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

16. SEGMENT INFORMATION

The Company has two reportable segments, the Global Division and the Impax Division. The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 18 – Supplementary Financial Information.” The Company also generates revenue in its Global Division from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 18 – Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.” On February 20, 2014, the Company announced plans to begin marketing and selling its allotment of a specified number of bottles of authorized generic RENVELA® tablets. Sales of the authorized generic RENVELA® tablets commenced April 2014. The Company continues to pursue the approval of its pending ANDA for generic RENVELA® with the FDA.

 The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™, an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. In April 2014, after discussions with the FDA, the Company resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA has informed the Company that the Prescription Drug User Fee Act (“PDUFA”) date is October 9, 2014. The Company has also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing during the second half of 2014. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain United States territories. Revenues from Impax-labeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 18 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 18 – Supplementary Financial Information.”

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, except litigation settlements, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of "Revenue Recognition" and in the “Summary of Significant Accounting Policies” in the Company's Form 10-K for the year ended December 31, 2013. The Company has no inter-segment revenue.

16. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s) Three Months Ended March 31, 2014	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$109,141	$9,577	$	---	$118,718
Cost of revenues	57,022	4,074		---	61,096
Research and development	11,217	10,524		---	21,741
Patent litigation expense	2,173	---		---	2,173
Income (loss) before provision for income taxes	$36,346	$(14,242)		$(13,474)	$8,630

(in $000’s) Three Months Ended March 31, 2013	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$101,636	$46,853	$	---	$148,489
Cost of revenues	61,444	29,174		---	90,618
Research and development	11,711	7,894		---	19,605
Patent litigation expense	4,278	---		---	4,278
Income (loss) before provision for income taxes	$19,160	$(2,979)		$137,539	$153,720

Foreign Operations

The Company’s wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $139,784,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at March 31, 2014.

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

17. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc., et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York; New York University; Galderma Laboratories Inc.; and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware (the “District Court”) alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma and Supernus against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the District Court on the issues of patent infringement and validity. In August 2011, the District Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, which expires in December 2027, infringed and not invalid. After proceedings related to the remedy, on June 8, 2012, the District Court entered final judgment with respect to that litigation. On June 22, 2012, the District Court entered its final judgment with respect to the Company. All parties filed notices of appeal and/or cross-appeal in July 2012. The briefing at the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) was completed for all parties on January 28, 2013. The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation. On August 7, 2013, the Federal Circuit affirmed-in-part, reversed-in-part, and remanded the case to the District Court. The finding that the fifth patent was infringed and not invalid was affirmed, as was the finding that the asserted independent claims of the other four patents were invalid and/or not infringed. The Federal Circuit reversed the District Court’s finding that some of the dependent claims of the four patents were invalid and remanded for further proceedings. On January 6, 2014, the parties entered into a Stipulation of Dismissal and on January 7, 2014, the court entered an Order granting the Stipulation of Dismissal.

17. LEGAL AND REGULATORY MATTERS (continued)

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc. (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California (the “District Court”) alleging patent infringement based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company filed an answer and counterclaims. The trial court issued a claim construction ruling on April 11, 2012. In November 2012, the Company and Takeda filed cross motions for summary judgment regarding infringement and validity of the patents at issue. On April 8, 2013, the District Court ruled on the summary judgment motions as follows: (i) granted the Company’s motion for non-infringement of U.S. Patent No. 7,790,755, (ii) granted Takeda’s motion of infringement of U.S. Patent Nos. 6,664,276, 6,462,058 and 6,939,971 and (iii) denied the Company’s motion of invalidity for U.S. Patent No. 6,939,971. A bench trial was conducted beginning on June 5, 2013, and a decision was rendered on October 17, 2013, finding the asserted claims of U.S. Patent Nos. 6,462,058, 6,664,276, and 6,939,971 infringed and not invalid. The Company filed a notice of appeal of the District Court’s decision on the 6,462,058, 6,664,276, and 6,939,971 patents to the United States Court of Appeals for the Federal Circuit and Takeda filed a notice of appeal of the District Court decision on the 7,790,755 patent to the Federal Circuit.

In May 2013, Takeda filed another complaint against the Company in the District Court, alleging infringement of U.S. Patent No. 8,173,158 based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. Takeda filed an amended complaint in July 2013, alleging infringement of another patent, U.S. Patent No. 8,461,187. The Company filed an answer and counterclaims. Discovery is proceeding and a hearing on claim construction is scheduled for June 12, 2014. Trial is scheduled for April 13, 2015.

Avanir Pharmaceuticals, Inc. et al. v. Impax Laboratories, Inc. (Dextromethorphan/Quinidine)

In August 2011, Avanir Pharmaceuticals, Inc., Avanir Holding Co., and Center for Neurological Study filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta®. The Company filed an answer and counterclaims. On October 8, 2012, Avanir Pharmaceuticals, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement of a new patent, U.S. Patent 8,227,484, issued July 24, 2012, also based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta. The Company filed an answer and counterclaims on October 10, 2012. A bench trial was conducted beginning on September 9, 2013. On April 30, 2014, the district court issued its decision finding two of the three patents infringed, while finding the third patent not infringed by the Company, and finding all three patents not invalid.

GlaxoSmithKline LLC, et al. v. Impax Laboratories, Inc., et al. (Dutasteride/Tamsulosin)

In September 2011, GlaxoSmithKline LLC and SmithKline Beecham Corp. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dutasteride/Tamsulosin Capsules, 0.5 mg/0.4 mg, generic of Jalyn®. The Company filed an answer and counterclaim. The trial court issued a claim construction ruling on November 15, 2012. A bench trial was conducted starting on January 28, 2013, and a decision was rendered on August 9, 2013, finding the asserted claims of the patent in suit infringed and not invalid. The Company appealed the decision to the federal circuit and on February 24, 2014, the decision was affirmed.

17. LEGAL AND REGULATORY MATTERS (continued)

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

Other Litigation Related to the Company’s Business

Civil Investigative Demand from the FTC (Minocycline Hydrochloride)

On May 2, 2012, the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”) concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation relates to whether Medicis Pharmaceutical Corporation, now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. (“Medicis”), the Company, and six other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding SOLODYN® or its generic equivalents and/or (ii) engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. The Company is cooperating with the FTC in producing documents and information in response to the investigation. To the knowledge of the Company, no FTC proceedings have been initiated against the Company to date, however no assurance can be given as to the timing or outcome of this investigation.

17. LEGAL AND REGULATORY MATTERS (continued)

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

On March 13, 2014, Plaintiff Allied Services Division Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the District of Massachusetts on behalf of itself and others similarly situated.

On March 19, 2014, Plaintiff NECA-IBEW Welfare Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the District of Massachusetts on behalf of itself and others similarly situated.

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

 On February 25, 2014, the United States Judicial Panel on Multidistrict Litigation ordered the pending actions transferred to the District of Massachusetts for coordinated pretrial proceedings, as In Re Solodyn (Minocycline Hydrochloride) Antitrust Litigation.

Civil Investigative Demand from the FTC (Oxymorphone Hydrochloride)

On February 25, 2014, the Company received a CID from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether Endo Pharmaceuticals, Inc., the Company, and other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. The Company intends to cooperate with the FTC in producing documents and information in response to the CID. To the knowledge of the Company, no proceedings have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively (“Securities Class Actions”), alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARY™ and its generic version of Concerta®. These two Securities Class Actions have subsequently been consolidated, assigned to the same judge, and lead plaintiff has been chosen. The plaintiff’s consolidated amended complaint was filed on September 13, 2013. The Company filed a motion to dismiss the consolidated amended complaint on November 14, 2013. On April 18, 2014, the Court denied the Company’s motion to dismiss. Discovery is proceeding, and a trial date has not been set.

On March 19, 2013, Virender Singh, derivatively on behalf of the Company, filed a state court action against certain current and former officers and board of directors for breach of fiduciary duty and unjust enrichment in the Superior Court of the State of California County of Santa Clara, asserting similar allegations as those in the Securities Class Actions. That action has been stayed pending resolution of the Securities Class Actions. In addition, the Company is aware of two letters from stockholders demanding action by the Company’s board of directors, including to: (i) undertake an independent internal investigation into management’s alleged violations of Delaware and/or federal law; (ii) commence a civil action against members of management to recover damages sustained as a result of alleged breaches of fiduciary duties; and/or (iii) spearhead meaningful corporate reform to address alleged internal control inadequacies. Each letter further states that if such action is not commenced within a reasonable period of time, the stockholder will commence a stockholder’s’s derivative action on behalf of the Company.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

(in $000’s except shares and per share amounts)	Quarter Ended: March 31, 2014
Revenue:
Global Product sales, gross	$265,850
Less:
Chargebacks	95,714
Rebates	52,054
Product Returns	1,294
Other credits	10,671
Global Product sales, net	106,117

Rx Partner	2,435
Other Revenues	589
Global Division revenues, net	109,141

Impax Product sales, gross	20,643
Less:
Chargebacks	8,230
Rebates	1,070
Product Returns	181
Other credits	1,853
Impax Product sales, net	9,309

Other Revenues	268
Impax Division revenues, net	9,577

Total revenues	118,718

Gross profit	57,622

Net income	$6,425

Net income per share (basic)	$0.09
Net income per share (diluted)	$0.09

Weighted average: common shares outstanding:
Basic	67,702,296
Diluted	69,938,872

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

19. SUBSEQUENT EVENTS

On April 21, 2014, the board of directors of the Company announced that it had appointed G. Frederick Wilkinson as the Company’s new President and Chief Executive Officer effective as of April 29, 2014. Mr. Wilkinson succeeds Larry Hsu, Ph.D. who retired from his positions as President and Chief Executive Officer of the Company.

In April 2014, after discussions with the FDA, the Company resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA has informed the Company that the PDUFA date is October 9, 2014.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “plans,” ”will,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, fluctuations in our revenues and operating income, our ability to promptly correct the issues raised in the warning letter and Form 483 observations received from the FDA, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the impact of consolidation of our customer base, the impact of competition, the substantial portion of our total revenues derived from sales of a limited number of products, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of IPX066 outside of the United States, the impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions, the restrictions imposed by our credit facility, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2013. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information, except to the extent required by applicable law.

RYTARY™ is a trademark of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Overview

We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. We operate in two segments, referred to as the “Global Pharmaceuticals Division” or “Global Division” and the “Impax Pharmaceuticals Division” or “Impax Division.” The Global Division concentrates its efforts on the development, manufacture, sale and distribution of our generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. Our Impax Division is currently focused on the development of proprietary brand pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain United States territories. Each of the Global Division and the Impax Division also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities.

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

We sell and distribute generic pharmaceutical products primarily through four sales channels:

●	the “Global Product” sales channel: generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains and others;

●	the “Private Label” sales channel: generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in turn sell the product under their own label;

●	the “Rx Partner” sales channel: generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements; and

●	the “OTC Partner” sales channel: sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities pursuant to alliance, collaboration and supply agreements.

As of April 25, 2014, we marketed 118 generic pharmaceutical products representing dosage variations of 39 different pharmaceutical compounds through our Global Division, and six other generic pharmaceutical products, representing dosage variations of three different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of April 25, 2014, our marketed generic products included, but were not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®) and oxymorphone HCI ER.

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

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects. In February 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulations pursuant to the terms of the AZ Agreement and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. As part of the AZ Agreement, we also have non-exclusive rights to develop new products containing zolmitriptan and to exclusively commercialize these products in the United States in connection with the Zomig® brand. With the addition of Zomig® to the promotional product portfolio, we increased our specialty sales team during 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the United States or outside the United States. We currently have one late-stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ (IPX066) for the treatment of symptomatic Parkinson’s disease, for which an NDA was accepted for filing by the FDA in February 2012. In January 2013, the FDA issued a Complete Response Letter regarding the NDA for RYTARY™. A Complete Response Letter is issued by the FDA’s Center for Drug Evaluation and Research when the review cycle for a pharmaceutical product candidate is complete and the application is not yet ready for approval. In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities. During the assessment of the NDA, we withdrew our Hayward site as an alternative site of commercial production at launch for RYTARY™. In April 2014, after discussions with the FDA, we resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA has informed us that the Prescription Drug User Fee Act (“PDUFA”) date is October 9, 2014. We have also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing during the second half of 2014. We have a number of other product candidates that are in varying stages of development and currently intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.

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

We are dependent on third-party pharmaceutical companies to supply us with some of our products and have experienced some disruptions in supply of certain of such products. For instance, pursuant to a license and distribution agreement, we are dependent on a third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell. We experienced disruptions related to the supply of our authorized generic Adderall XR® from this third-party pharmaceutical company and in late 2010, we filed suit against the third-party supplier for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement. We entered into a settlement agreement and an amended and restated license and distribution agreement with the third-party supplier in February 2013. If we suffer supply disruptions related to our products, including disruptions related to our authorized generic Adderall XR® product in the future, our revenues and relationships with our customers may be materially adversely affected.

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

During the quarters ended March 31, 2012 and March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and continue to provide the FDA with updates. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. We will continue to provide information to the agency about our quality and manufacturing improvement programs and have committed to answering any questions the FDA might have on any applications or programs. We believe that a satisfactory re-inspection of our Hayward manufacturing facility would be required to close out the warning letter and resolve the 2013 Form 483 observations. The FDA did not notify us at the meeting of any additional enforcement actions; however, no assurance can be given as to whether the FDA will take any further actions. We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our existing products.

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

Consistent with industry practice, we record an accrued provision for estimated deductions for chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and other pricing adjustments, in the same period when we recognize revenue. The objective of recording provisions for these deductions at the time of sale is to provide a reasonable estimate of the aggregate amount we expect to ultimately credit our customers. Since arrangements giving rise to the various sales credits are typically time driven (i.e. particular promotions entitling customers who make purchases of our products during a specific period of time to certain levels of rebates or chargebacks), these deductions represent important reductions of the amounts those customers would otherwise owe us for their purchases of those products. Customers typically process their claims for deductions in a reasonably timely manner, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare actual amounts to the estimated provisions, in the aggregate, for each deduction category to assess the reasonableness of the various reserves at each quarterly balance sheet date. Differences between our estimated provisions and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP. We do not have the ability to specifically link any particular sales credit to an exact sales transaction and since there have been no material differences, we believe our systems and procedures are adequate for managing our business. An event such as the failure to report a particular promotion could result in a significant difference between the estimated amount accrued and the actual amount claimed by the customer, and, while there have been none to date, we would evaluate the particular events and factors giving rise to any such significant difference in determining the appropriate accounting.

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in 000’s)
Chargeback reserve
Beginning balance	$37,066	$18,410
Provision recorded during the period	103,944	389,707
Credits issued during the period	(108,244)	(371,051)
Ending balance	$32,766	$37,066

Provision as a percent of gross product sales	36%	34%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, increased from 34% during the year ended December 31, 2013 to 36% during the three month period ended March 31, 2014 primarily as a result of an increase in the estimated provision for chargebacks related to our authorized generic Trilipix® and authorized generic Zomig® products due to price erosion resulting from increased competition. In addition, there was an increase in the estimated provision for chargebacks related to some of our branded Zomig® products due to a significant decrease in government contract pricing.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in 000’s)
Rebate reserve
Beginning balance	$88,449	$46,011
Provision recorded during the period	53,124	193,288
Credits issued during the period	(55,915)	(150,850)
Ending balance	$85,658	$88,449

Provision as a percent of gross product sales	19%	17%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 17% during the year ended December 31, 2013 to 19% during the three months ended March 31, 2014 as a result of product sales mix, as well as higher levels of rebates offered on our authorized generic Adderall XR® products.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the product returns reserve for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
	($ in 000’s)
Returns reserve
Beginning balance	$28,089	$23,440
Provision related to sales recorded in the period	1,475	11,015
Credits issued during the period	(1,681)	(6,366)
Ending balance	$27,883	$28,089

Provision as a percent of gross product sales	1.0%	1.0%

As noted in the table above, the provision for returns as a percent of gross product sales remained flat during the three month period ended March 31, 2014, as compared to the year ended December 31, 2013.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the pricing programs which may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $17,387,000 and $23,351,000 as of March 31, 2014 and December 31, 2013, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $1,101,000 and $774,000 as of March 31, 2014 and December 31, 2013, respectively.

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

The Rx Partners and OTC Partners agreements obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables, we receive payments from our agreement partners for product shipments and research and development services, and may also receive other payments including royalty, profit sharing, upfront payments and periodic milestone payments. Revenue received from our partners for product shipments under these agreements is generally not subject to deductions for chargebacks, rebates, product returns and other pricing adjustments. Royalty and profit sharing amounts we receive under these agreements are calculated by the respective agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the alliance agreement partners may negotiate with their customers. We record the agreement partner's adjustments to such estimated amounts in the period the agreement partner reports the amounts to us.

We apply the updated guidance of ASC 605-25, “Multiple Element Arrangements”, to the Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva Agreement”). We look to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. Consideration received as a result of research and development-related activities performed under the Teva Agreement is initially deferred and recorded as a liability captioned “Deferred revenue”. We recognize the deferred revenue on a straight-line basis over our expected period of performance for such services. We recognize revenue received as a result of the manufacture and delivery of products under the Teva Agreement at the time title and risk of loss passes to the customer which is generally when the product is received by Teva. We recognize profit share revenue in the period earned.

OTC Partner revenue is related to our alliance, collaboration and supply agreements with Pfizer Inc. (formerly Wyeth) and L. Perrigo Company with respect to the supply of over-the-counter pharmaceutical products. The OTC Partner sales channel is no longer a core area of our business, and the over-the-counter pharmaceutical products we sell through this sales channel are older products which are only sold to Pfizer and Perrigo, and which we sell at a loss, on a fully absorbed basis. We are currently only required to manufacture the over-the-counter pharmaceutical products under our agreements with Pfizer and Perrigo. We recognize profit share revenue in the period earned.

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

Estimated Lives of Alliance and Collaboration Agreements. The revenue we receive under our alliance and collaboration agreements is not subject to adjustment for estimated chargebacks, rebates, product returns and other pricing adjustments as such adjustments are included in the amounts we receive from our alliance partners. However, because we may defer revenue we receive under our alliance agreements, and recognize it over the estimated life of the related agreement, or our expected period of performance, we are required to estimate the recognition period under each such agreement in order to determine the amount of revenue to be recognized in each period. Sometimes this estimate is based on the fixed term of the particular alliance agreement. In other cases the estimate may be based on more subjective factors as noted in the following paragraph. While changes to the estimated recognition periods have been infrequent, such changes, should they occur, may have a significant impact on our consolidated financial statements.

 As an illustration, the consideration received from the provision of research and development services under the Joint Development Agreement with Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant Agreement”), including the upfront fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Valeant Agreement. The completion of the final deliverable under the Valeant Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Valeant Agreement, and therefore the earnings process will be complete. The expected period of performance was initially estimated to be a 48 month period, starting in December 2008, upon receipt of the $40.0 million upfront payment, and ending in November 2012. During the year ended December 31, 2012, we extended the end of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 and during the three month period ended March 31, 2013, we further extended the end of the revenue recognition period for the agreement from November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities under the agreement. This change in estimate was made on a prospective basis and resulted in a reduced quarterly amount of revenue recognized in 2013 and the first quarter of 2014, as compared to prior year quarters, and a reduced periodic amount of revenue to be recognized in future periods. If there are additional changes in the estimated timing of the completion of the final deliverable under the Valeant Agreement, the revenue recognition period will change on a prospective basis at such time the event occurs. If we were to further extend the revenue recognition period, the amount of revenue recognized in future periods would further reduce.

Third-Party Research and Development Agreements. In addition to our own research and development resources, we may use unrelated third-party vendors, including universities and independent research companies, to assist in our research and development activities. These vendors provide a range of research and development services to us, including clinical and bio-equivalency studies. We generally sign agreements with these vendors which establish the terms of each study performed by them, including, among other things, the technical specifications of the study, the payment schedule and timing of work to be performed. Third-party researchers generally earn payments either upon the achievement of a milestone, or on a pre-determined date, as specified in each study agreement. We account for third-party research and development expenses as they are incurred according to the terms and conditions of the respective agreement for each study performed, with an accrued expense at each balance sheet date for estimated fees and charges incurred by us, but not yet billed to us. We monitor aggregate actual payments and compare them to the estimated provisions to assess the reasonableness of the accrued expense balance at each quarterly balance sheet date.

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

Income Taxes. We are subject to United States federal, state and local income taxes and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values (GAAP) and the tax bases of our assets and liabilities.

We calculate our interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, we make an estimate of the annual U.S. domestic and foreign jurisdictions’ expected effective tax rates and apply these rates to their respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in the United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share-based compensation charges and state research and development credits, among others. In addition, we recognize the effect of changes in enacted tax laws, rates, or tax status in the interim period in which the respective change occurs.

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at March 31, 2014. We carry our deferred compensation liability at fair value, based upon observable market values. We had no debt outstanding as of March 31, 2014. Our only debt agreement at March 31, 2014 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we borrow under this facility.

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

Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles," rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2013, as the fair value of the Global Division exceeded its carrying value. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. To date, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$118,718	$148,489	$(29,771)	(20)%

Gross profit	57,622	57,871	(249)	--%

Income from operations	8,231	4,271	3,960	93%

Income before income taxes	8,630	153,720	(145,090)	(94)%
Provision for income taxes	2,205	48,278	(46,073)	(95)%
Net income	$6,425	$105,442	$(99,017)	(94)%

Total revenues for the three month period ended March 31, 2014 decreased $29.8 million, or 20%, as compared to the same period in 2013. New product launches increased revenues during the three month period ended March 31, 2014 by $15.2 million, or 10%, compared to the prior year period, primarily related to sales of our authorized generic Trilipix® delayed release capsules and generic Solaraze®. Decreased product volumes (excluding new product launches) decreased revenues during the three month period ended March 31, 2014 by $32.4 million, or 22%, compared to the prior year period, while selling price and product mix decreased revenues by $12.5 million, or 8%, compared to the prior year period. Revenues from our Global Division increased $7.5 million during the three month period ended March 31, 2014, as compared to the prior year period, driven primarily by sales of our authorized generic Trilipix® delayed release capsules. Revenues from our Impax Division decreased $37.3 million in the three month period ended March 31, 2014 as compared to the same period in 2013, as a result of a decline in sales of our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Net income for the three month period ended March 31, 2014 was $6.4 million, a decrease of $99.0 million as compared to net income of $105.4 million for the three month period ended March 31, 2013. The decrease was primarily attributable to a $102 million gain in connection with the settlement of litigation and the June 2010 settlement and license agreement with Endo which we recorded as “Other Income” in the three month period ended March 31, 2013, as well as the receipt of a $48 million payment from Shire in the three month period ended March 31, 2013, in connection with the settlement of litigation. Also contributing to the decrease in net income was a decline in sales of our Impax-labeled branded Zomig® products, as discussed above. Cost of revenues declined $29.5 million compared to the prior year period, primarily as a result of reduced volumes and inventory reserves of $18.1 million recorded during the three month period ended March 31, 2013.

 Global Division

The following table sets forth results of operations for the Global Division for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,	Increase/
	2013	2012	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Global Product sales, net	$106,117	$97,785	$8,332	9%
Rx Partner	2,435	3,114	(679)	(22)%
Other Revenues	589	737	(148)	(20)%
Total revenues	109,141	101,636	7,505	7%
Cost of revenues	57,022	61,444	(4,422)	(7)%
Gross profit	52,119	40,192	11,927	30%

Operating expenses:
Research and development	11,217	11,711	(494)	(4)%
Patent litigation expense	2,173	4,278	(2,105)	(49)%
Selling, general and administrative	2,383	5,043	(2,660)	(53)%
Total operating expenses	15,773	21,032	(5,259)	(25)%
Income from operations	$36,346	$19,160	$17,186	90%

Revenues

Total revenues for the Global Division for the three month period ended March 31, 2014, were $109.1 million, an increase of 7% over the same period in 2013, principally resulting from the increase in Global Product sales, net, as discussed below.

Global Product sales, net, were $106.1 million for the three month period ended March 31, 2014, an increase of 9% over the same period in 2013, primarily due to favorable product mix and sales from new generic products launched in the second half of 2013 for which there were no comparable amounts in the prior year period, partially offset by lower revenues from Adderall XR and fenofibrate products. In addition, in May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. Any further diminution in the consolidated revenue and/or gross profit of our authorized generic Adderall XR® and fenofibrate products, or any of our other products, due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Rx Partner revenues were $2.4 million for the three month period ended March 31, 2014, a decrease of $0.7 million from the prior year period, resulting from lower product volume during the current year period.

Other Revenues were $0.6 million for the three month period ended March 31, 2014, with the decrease of $0.1 million from the prior year period primarily resulting from lower sales of our product marketed under our OTC Partner alliance agreement with Pfizer.

Cost of Revenues

Cost of revenues was $57.0 million for the three month period ended March 31, 2014, a decrease of $4.4 million compared to the prior year period. Cost of revenues were lower than the prior year period primarily as a result of an increase in remediation-related expenses of $6.6 million and reduced efficiencies as a result of lower production levels in the current year period partially offset by inventory reserves for discontinued products of $13.0 million recorded in the prior year period, for which there is no comparable charge in the current year period.

Gross Profit

Gross profit for the three month period ended March 31, 2014 was $52.1 million, or approximately 48% of total revenues, as compared to $40.2 million, or approximately 40% of total revenues, in the prior year period. Gross profit in the current year period increased, on a percentage basis, when compared to gross profit in the prior year period due primarily to the favorable product contribution from higher margin products and lower COGS variances described above.

Research and Development Expenses

Total research and development expenses for the three month period ended March 31, 2014 were $11.2 million, a decrease of 4%, as compared to $11.7 million in the prior year period. Generic research and development expenses decreased $0.5 million as compared to the prior year period primarily due to a $2.0 million milestone payment made in the prior year period to a research and development partner which was partially offset by the timing of other research and development projects.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended March 31, 2014 were $2.2 million, as compared to $4.3 million for the three month period ended March 31, 2013. The decrease in patent litigation expenses of $2.1 million compared to the prior year period was the result of legal activity related to several cases in the prior year period that were resolved.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2014 were $2.4 million, as compared to $5.0 million for the three month period ended March 31, 2013. The decrease of $2.6 million compared to the prior year period was primarily the result of a reduction in selling and marketing expenses.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Product sales, net	$9,309	$46,521	$(37,212)	(80)%
Other Revenues	268	332	(64)	(19)%
Total revenues	9,577	46,853	(37,276)	(80)%
Cost of revenues	4,074	29,174	(25,100)	(86)%
Gross profit	5,503	17,679	(12,176)	(69)%

Operating expenses:
Research and development	10,524	7,894	2,630	33%
Selling, general and administrative	9,221	12,764	(3,543)	(28)%
Total operating expenses	19,745	20,658	(913)	(4)%
Loss from operations	$(14,242)	$(2,979)	$(11,263)	nm

*nm-not meaningful

Revenues

Total revenues for the Impax Division were $9.6 million for the three month period ended March 31, 2014, a decrease of $37.3 million over the same period in the prior year, due to lower sales of our Impax-labeled branded Zomig® products which we began selling during the three month period ended March 31, 2013. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. We continue to commercialize the branded Zomig® nasal spray which has U.S. patents expiring as late as May 2021. Other Revenues for the three month period ended March 31, 2014 were $0.3 million, representing the recognition of an initial $10.0 million upfront payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. We are currently recognizing this upfront payment as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 103 month period ending December 2018.

Cost of Revenues

Cost of revenues was $4.1 million for the three month period ended March 31, 2014, a decrease of $25.1 million over the prior year period, commensurate with a reduction in revenues, lower amortization costs related to the loss of exclusivity on branded Zomig® tablets and orally disintegrating tablets, as well as a $5.0 million charge for pre-launch inventory related to RYTARY™ in the prior year period.

Gross Profit

Gross profit for the three month period ended March 31, 2014 was $5.5 million, a decrease of $12.2 million over the prior year period, commensurate with a reduction in revenues and other costs noted above.

Research and Development Expenses

Total research and development expenses for the three month period ended March 31, 2014 were $10.5 million, an increase of $2.6 million as compared to $7.9 million in the prior year period. The increase was primarily driven by a $2.0 million upfront fee paid to DURECT Corporation (“Durect”) under an agreement to acquire the exclusive worldwide rights to develop and commercialize Durect’s investigational transdermal bupivacaine patch for the treatment of pain associated with PHN, referred to as IPX239, and an increase in research and development expenses related to our branded initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.2 million for the three month period ended March 31, 2014, a decrease of $3.6 million as compared to $12.8 million in the prior year period. The decrease was primarily driven by $1.6 million reduction in sales force expenses due to a reduction in force, a $1.3 million reduction in advertising and promotion expenses for Zomig® due to loss of exclusivity of branded Zomig® tablets and orally disintegrating tablets and a $0.5 million reduction in pre-launch support for RYTARY™.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,	March 31,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$13,873	$11,910	$1,963	16%
Loss from operations	(13,873)	(11,910)	(1,963)	(16)%

Other income, net	76	149,456	(149,380)	(100)%
Interest income	388	276	112	41%
Interest expense	(65)	(283)	218	77%
(Loss) income before income taxes	(13,474)	137,539	(151,013)	nm
Provision for income taxes	$2,205	$48,278	$(46,073)	(95)%

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended March 31, 2014 were $13.9 million, a 16% increase over the same period in 2013. The increase was principally driven by higher expenses for litigation of $0.8 million, information technology of $0.6 million and product liability insurance of $0.4 million.

Other Income, net

Other Income, net of less than $0.1 million primarily resulted from realized exchange rate gains on foreign currency denominated transactions during the three month period ended March 31, 2014. Other Income, net of $149.5 million in the three month period ended March 31, 2013 primarily resulted from a $102 million gain in connection with the settlement of litigation and the June 2010 settlement and license agreement with Endo which we recorded as “Other Income” in the three month period ended March 31, 2013, as well as a $48 million payment received from Shire in connection with the settlement of litigation in the three month period ended March 31, 2013. Partially offsetting this income was a $0.9 million loss on disposal of software recoded during the three month period ended March 31, 2013.

Interest Income

Interest income in the three month period ended March 31, 2014 was $0.4 million, and was relatively consistent with the same period in 2013.

Interest Expense

Interest expense in the three month period ended March 31, 2014 was less than $0.1 million, a $0.2 million decrease from the same period in 2013, as a result of an accrual for estimated interest related to our provision for uncertain tax positions during the three month period ended March 31, 2013 for which there is no comparable charge in the current year period.

Income Taxes

During the three month period ended March 31, 2014, we recorded an aggregate tax provision of $2.2 million for U.S. domestic income taxes and for foreign income taxes. In the three month period ended March 31, 2013, we recorded an aggregate tax provision of $48.3 million for U.S. domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower pretax income for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013. The effective tax rate was 26% for the three month period ended March 31, 2014 and 31% for the three month period ended March 31, 2013. The decrease in the effective tax rate was primarily as a result of a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards. The Company is closely monitoring the events and circumstances that determine the need for a valuation allowance against these credits. Should the Company determine the need for such a valuation allowance, it could materially and adversely affect our business, results of operations and financial condition.

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

Cash and Cash Equivalents

At March 31, 2014, we had $129.4 million in cash and cash equivalents, a decrease of $55.2 million as compared to December 31, 2013. As more fully discussed below, the decrease in cash and cash equivalents during the three month period ended March 31, 2014 was primarily driven by $44.1 million of net cash used in investing activities and $17.1 million of cash used in operating activities.

Cash Flows

Three Month Period Ended March 31, 2014 Compared to the Three Month Period Ended March 31, 2013

Net cash used in operating activities for the three month period ended March 31, 2014 was $17.1 million, a decrease of $75.5 million as compared to the prior year period of $58.4 million net cash provided by operating activities. The period over period decrease in net cash provided by operating activities principally resulted from the receipt of a $48.0 million payment from Shire in connection with the settlement of litigation during the three month period ended March 31, 2013. In addition, a decrease in accounts payable and accrued expenses from the prior year period resulted in a $26.2 million use of cash for the three month period ended March 31, 2014, compared to the same period in the prior year when accounts payable and accrued expenses resulted in a $23.0 million source of cash. The current year period cash outflow from accounts payable and accrued expenses was largely due to the payment of bonuses as well as tax payments. The prior year period inflow of cash was primarily due to a large increase in taxes payable as a result of the Endo and Shire settlement payments.

Net cash used in investing activities for the three month period ended March 31, 2014, was $44.1 million, compared to the prior year period of $3.9 million of net cash used in investing activities. The period over period increase in net cash used was due primarily to net purchases of short-term investments during the three month period ended March 31, 2014 resulting in a $32.3 million use of cash, as compared to net maturities of short-term investments during the same period in the prior year period resulting in a $5.5 million source of cash. In addition, during the three month period ended March 31, 2014 we made a $2.0 payment for product licensing rights.

Net cash provided by financing activities for the three month period ended March 31, 2014 was $6.9 million, representing an increase of $5.3 million as compared to $1.6 million of net cash provided by financing activities in the prior year period. The period over period increase in net cash provided by financing activities was due to a $4.4 million increase in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, as well as a $0.9 million increase in the tax benefit related to the exercise of employee stock options and restricted stock as a result of the lower level of exercise activity in the current year period.

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

Borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent. As further security, we also pledged to the Administrative Agent 65% of our equity interest in Impax Laboratories (Taiwan), Inc., all of our equity interests in our wholly owned domestic subsidiaries and must similarly pledge all or a portion of our equity interest in future subsidiaries. Under the Credit Agreement, among other things:

●	The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur on February 11, 2015.

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

●

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00, Consolidated EBITDA of at least $50.0 million and Minimum Liquidity (which is, generally unrestricted cash and cash equivalents) of at least $100.0 million. As of March 31, 2014, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

During the three month periods ended March 31, 2014 and 2013, unused line fees incurred under the Credit Agreement were $31,000 and $30,000, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations

As of March 31, 2014, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In March 2013, the FASB issued updated guidance on foreign currency matters. The update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We were required to adopt this guidance on January 1, 2014 and the adoption did not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued updated guidance related to presentation of an unrecognized tax benefit. The guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss, or tax credit carryforward, rather than as a liability under certain circumstances. We were required to adopt this guidance on January 1, 2014 and the adoption did not have a material effect on our consolidated financial statements.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the quantitative and qualitative disclosures about market risk set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

During the quarter ended March 31, 2014, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended March 31, 2014.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	10,955 shares of common stock	$25.14	—	—
February 1, 2014 to February 28, 2014	—	—	—	—
March 1, 2014 to March 31, 2014	792 shares of common stock	$20.83	—	—

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

10.1

Third Amendment to Credit Agreement dated as of February 20, 2014 to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(1)

10.2	Amendment dated as of February 26, 2014 to the Separation Agreement by and between Larry Hsu, Ph.D. and the Company dated as of June 24, 2013.*

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2014 and March 31, 2013, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2014 and 2013 and (v) Notes to Interim Consolidated Financial Statements.

*Management contract, compensatory plan or arrangement.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2014		Impax Laboratories, Inc

	By:	/s/ G. Frederick Wilkinson

Name: G. Frederick Wilkinson

Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1

Third Amendment to Credit Agreement dated as of February 20, 2014 to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(1)

10.2	Amendment dated as of February 26, 2014 to the Separation Agreement by and between Larry Hsu, Ph.D. and the Company dated as of June 24, 2013.*

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2014 and 2013 and (v) Notes to Interim Consolidated Financial Statements.

*Management contract, compensatory plan or arrangement.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2014.