Form 10-Q
period 2014-06-30
IMPAX LABORATORIES INC
filed 2014-08-06
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2014, there were 70,698,855 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

(unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$159,139	$184,612
Short-term investments	253,888	228,521
Accounts receivable, net	163,896	112,993
Inventory, net	84,796	70,107
Deferred income taxes	50,844	50,788
Prepaid expenses and other current assets	6,985	12,721
Total current assets	719,548	659,742

Property, plant and equipment, net	194,076	188,191
Other assets	56,321	57,820
Deferred income taxes	38,272	33,926
Intangible assets, net	22,770	29,670
Goodwill	27,574	27,574
Total assets	$1,058,561	$996,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,614	$26,824
Accrued expenses	104,239	111,523
Accrued profit sharing and royalty expenses	13,079	11,560
Deferred revenue	2,417	3,983
Total current liabilities	156,349	153,890

Deferred revenue	3,733	4,267
Other liabilities	29,738	28,563
Total liabilities	189,820	186,720

Commitments and contingencies (Notes 9 and 17)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at June 30, 2014 and December 31, 2013	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 70,955,140 and 69,927,609 shares issued at June 30, 2014 and December 31, 2013, respectively	709	699
Additional paid-in capital	353,695	336,648
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive income	1,125	1,140
Retained earnings	515,369	473,873
Total stockholders’ equity	868,741	810,203
Total liabilities and stockholders’ equity	$1,058,561	$996,923

The accompanying notes are an integral part of these interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Global Division revenues, net	$176,394	$93,965	$285,534	$195,602
Impax Division revenues, net	11,727	35,666	21,305	82,518
Total revenues	188,121	129,631	306,839	278,120
Cost of revenues	78,349	70,744	139,445	161,361
Gross profit	109,772	58,887	167,394	116,759

Operating expenses:
Research and development	21,252	15,540	42,993	35,145
Patent litigation expense	1,767	4,304	3,940	8,582
Selling, general and administrative	32,817	33,275	58,294	62,993
Total operating expenses	55,836	53,119	105,227	106,720
Income from operations	53,936	5,768	62,167	10,039
Other income, net	31	2,997	107	152,453
Interest income	365	315	753	591
Interest expense	93	(45)	28	(328)
Income before income taxes	54,425	9,035	63,055	162,755
Provision for income taxes	19,354	3,416	21,559	51,694
Net income	$35,071	$5,619	$41,496	$111,061
Net income per share:
Basic	$0.52	$0.08	$0.61	$1.67
Diluted	$0.50	$0.08	$0.59	$1.62
Weighted average common shares outstanding:
Basic	68,095,159	66,748,864	67,899,894	66,618,889
Diluted	70,313,491	68,287,948	70,195,329	68,382,004

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$35,071	$5,619	$41,496	$111,061
Currency translation adjustments	2,420	(307)	(15)	(3,804)
Comprehensive income	$37,491	$5,312	$41,481	$107,257

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$41,496	$111,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,303	24,179
Charge for licensing agreement	2,000	---
Intangible asset impairment charge	2,876	---
Provision for inventory reserves	10,320	22,536
Accretion of interest income on short-term investments	(421)	(335)
Deferred income taxes – net and uncertain tax positions	(4,786)	(6,873)
Tax impact related to the exercise of employee stock options and restricted stock	(1,507)	(446)
Recognition of deferred revenue	(2,100)	(2,226)
Accrued profit sharing and royalty expense	23,582	38,011
Payments of profit sharing and royalty expense	(22,063)	(27,392)
Share-based compensation expense	9,520	10,503
Changes in certain assets and liabilities:
Accounts receivable	(50,903)	(11,231)
Inventory	(25,400)	(19,590)
Prepaid expenses and other assets	5,671	7,563
Accounts payable and accrued expenses	6,273	21,788
Other liabilities	1,559	1,596
Net cash provided by operating activities	12,420	169,144

Cash flows from investing activities:
Purchase of short-term investments	(235,388)	(220,284)
Maturities of short-term investments	210,442	147,948
Purchases of property, plant and equipment	(18,271)	(20,075)
Payments for licensing agreements	(3,000)	---
Net cash used in investing activities	(46,217)	(92,411)

Cash flows from financing activities:
Tax impact related to the exercise of employee stock options and restricted stock	1,507	446
Proceeds from exercise of stock options and ESPP	7,660	4,351
Net cash provided by financing activities	9,167	4,797

Effect of exchange rate changes on cash and cash equivalents	(843)	(709)

Net (decrease) increase in cash and cash equivalents	(25,473)	80,821
Cash and cash equivalents, beginning of period	184,612	142,162
Cash and cash equivalents, end of period	$159,139	$222,983

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended
(in $000's)	June 30, 2014	June 30, 2013
Cash paid for interest	$16	$87
Cash paid for income taxes	$28,955	$8,333

Accrued vendor invoices of approximately $2,282,000 and $1,183,000 at June 30, 2014 and 2013, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses and prepaid and other assets. Depreciation expense was $5,054,000 and $4,740,000 for the three months ended June 30, 2014 and 2013, respectively, and was $10,027,000 and $9,500,000 for the six months ended June 30, 2014 and 2013, respectively.

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

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™ (IPX066), an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the New Drug Application (“NDA”) was accepted for filing by the U.S. Food and Drug Administration (“FDA”) in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. In April 2014, after discussions with the FDA, the Company resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA informed the Company that the Prescription Drug User Fee Act (“PDUFA”) date is October 9, 2014. The Company has also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing during the second half of 2014. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain United States territories. Revenues from Impax-labeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 18 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 18 – Supplementary Financial Information.”

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

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of comprehensive income, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items, noted below. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan) Inc., Impax Laboratories USA, LLC, ThoRx Laboratories, Inc., Impax Laboratories (Netherlands) BV and Impax Laboratories (Netherlands) CV, and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at June 30, 2014. All significant intercompany accounts and transactions have been eliminated.

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

Management transition

During the three month period ended March 31, 2014, the Company announced a management change. The Company’s then Senior Vice President, Global Operations announced plans to retire and a Senior Vice President, Technical Operations was appointed. The Company’s then Senior Vice President, Global Operations subsequently retired from the Company in July 2014. In conjunction with the transition, the Company recorded $0.9 million in separation charges and accelerated share-based compensation expense in the six month period ended June 30, 2014.

CEO transition

On June 25, 2013, the Company announced that Dr. Larry Hsu planned to retire as President and Chief Executive Officer of Impax and on April 21, 2014, Dr. Hsu retired from those positions at Impax. Dr. Hsu currently remains as a member of the Board of Directors. In connection with his retirement, Dr. Hsu entered into a Separation Agreement with the Company dated June 24, 2013 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company provided Dr. Hsu with certain termination benefits and payments. The Company recorded $5.0 million in costs associated with Dr. Hsu’s retirement in the three month period ended June 30, 2013, comprised of $2.7 million of separation pay and benefits and $2.3 million of accelerated expense related to Dr. Hsu’s outstanding stock options and restricted stock.

Workforce reduction

On June 4, 2013, the Company committed to a reduction in the Company’s workforce, eliminating approximately 110 positions, with the majority of these positions at the Company’s Hayward, California manufacturing facility. The reduction in workforce is part of the Company’s efforts to streamline its operations in response to the need to reduce expenses and adapt to changing market conditions. The Company recorded an accrual for severance and related termination costs of $3.0 million in the three month period ended June 30, 2013 as a result of this workforce reduction. As of December 31, 2013, all accrued severance and related termination costs had been paid.

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

In May 2014, the FASB issued updated guidance regarding the accounting for and disclosures of revenue recognition. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. This guidance will be the same for both U.S. GAAP and International Financial Reporting Standards (IFRS) and is effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

4. INVESTMENTS

Investments consist of commercial paper and corporate bonds. The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities are accounted for as “held-to-maturity’ and are recorded at amortized cost, which approximates fair value, generally based upon observable market values of similar securities. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon maturity, the Company uses a specific identification method.

A summary of short-term investments as of June 30, 2014 and December 31, 2013 is as follows:

(in $000’s) June 30, 2014	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$121,440	$35	$(1)	$121,474
Corporate bonds	132,448	8	(26)	132,430
Total short-term investments	$253,888	$43	$(27)	$253,904

(in $000’s) December 31, 2013	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$91,480	$26	$--	$91,506
Corporate bonds	137,041	13	(21)	137,033
Total short-term investments	$228,521	$39	$(21)	$228,539

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	June 30, 2014	December 31, 2013
Gross accounts receivable	$289,246	$246,319
Less: Rebate reserve	(83,420)	(88,449)
Less: Chargeback reserve	(31,680)	(37,066)
Less: Other deductions	(10,250)	(7,811)
Accounts receivable, net	$163,896	$112,993

A roll forward of the rebate and chargeback reserves activity for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

(in $000’s) Rebate reserve	June 30, 2014	December 31, 2013
Beginning balance	$88,449	$46,011
Provision recorded during the period	128,141	193,288
Credits issued during the period	(133,170)	(150,850)
Ending balance	$83,420	$88,449

(in $000’s) Chargeback reserve	June 30, 2014	December 31, 2013
Beginning balance	$37,066	$18,410
Provision recorded during the period	224,569	389,707
Credits issued during the period	(229,955)	(371,051)
Ending balance	$31,680	$37,066

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company had an allowance for uncollectible amounts of $528,000 and $539,000 at June 30, 2014 and December 31, 2013, respectively.

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

Inventory, net of carrying value reserves at June 30, 2014 and December 31, 2013 consisted of the following:

(in $000’s)	June 30, 2014	December 31, 2013
Raw materials	$32,447	$27,981
Work in process	3,297	1,434
Finished goods	56,347	47,416
Total inventory	92,091	76,831
Less: Non-current inventory	7,295	6,724
Total inventory-current	$84,796	$70,107

Inventory carrying value reserves were $28,026,000 and $17,702,000 at June 30, 2014 and December 31, 2013, respectively. During the three month period ended March 31, 2013, the Company decided to discontinue the manufacture and distribution of certain unprofitable products after the Company conducted a strategic review of its currently manufactured generic product portfolio. As a result of this decision, the Company recorded an inventory reserve of $6.7 million related to the discontinued products. In addition during the three month period ended March 31, 2013, upon receipt of the Complete Response Letter for RYTARY™, the Company evaluated the impact of the expected delay of FDA approval on its ability to sell the associated inventory. The Company determined that a reserve of $5.0 million was appropriate and recorded this amount in the three month period ended March 31, 2013. During the three month period ended March 31, 2013, the Company also recorded a $6.4 million reserve for pre-launch inventory of a product manufactured for another third-party pharmaceutical company due to the anticipated delayed launch of such product as a result of the warning letter related to our Hayward, California manufacturing facility. The carrying value of unapproved inventory less reserves was $10,028,000 and $6,462,000 at June 30, 2014 and December 31, 2013, respectively.

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes that FDA approval is expected within approximately six months for a drug product candidate, the Company may begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of unapproved product inventory pending final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to increase its commercial product opportunity, and FDA approval is expected in the near term, and/or the litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory, and in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in the Company’s favor. If any of these risks materialize and the launch of the unapproved product inventory is delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at a discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices.

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	June 30, 2014	December 31, 2013
Land	$5,773	$5,773
Buildings and improvements	152,397	139,657
Equipment	121,440	114,950
Office furniture and equipment	12,452	11,523
Construction-in-progress	11,060	15,910
Property, plant and equipment, gross	$303,122	$287,813

Less: Accumulated depreciation	(109,046)	(99,622)
Property, plant and equipment, net	$194,076	$188,191

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at June 30, 2014 and December 31, 2013, and the Company attributes the entire carrying amount of goodwill to the Global Division. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2013.

Intangible assets consisted of the following:

(in $000’s) June 30, 2014	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(30,101)	$	---	$11,682
Tolmar product rights	31,450	(6,533)		(16,032)	8,885
Perrigo product rights	1,000	(297)		---	703
Other product rights	2,250	---		(750)	1,500
Total intangible assets	$76,483	$(36,931)		$(16,782)	$22,770

(in $000’s) December 31, 2013	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(28,641)	$	---	$13,142
Tolmar product rights	31,450	(3,266)		(13,156)	15,028
Other product rights	2,250	---		(750)	1,500
Total intangible assets	$75,483	$(31,907)		$(13,906)	$29,670

The Zomig® product rights under the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) were amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet and over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet. The Zomig® product rights under the AZ Agreement are also being amortized over a period of 72 months starting in July 2012 for the nasal spray. In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. During the three month period ended September 30, 2013, as a result of the most recent market share data obtained by the Company and the Company’s revised five year projections for the Tolmar product lines, the Company performed an intangible asset impairment test on the Tolmar products. Based on the results of the impairment analysis, the Company recorded a $13.2 million impairment charge to cost of revenues for the Global Division in the three month period ended September 30, 2013. During the three month period ended March 31, 2014, as a result of a further decline in pricing, the Company revised its projections and performed an intangible asset impairment analysis. Based on the results of this analysis, the Company recorded a $2.9 million charge to cost of revenues for the Global Pharmaceuticals Division, which was 100% of the remaining net book value of this asset. The remaining carrying value of the Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012. Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 12 - Alliance and Collaboration Agreements.” During the three month period ended June 30, 2014, the Company paid a $1.0 million milestone payment to Perrigo Company, plc (“Perrigo”) in conjunction with its launch of a generic version of Astepro® nasal spray pursuant to a development agreement between the Company and an affiliate of Perrigo. The milestone was capitalized as an intangible asset acquisition and will be amortized over the expected cash flows of the product. Other product rights consist of Abbreviated New Drug Applications (“ANDAs”) which have been filed with the FDA. During the three month period ended September 30, 2013, as a result of a decision by management to withdraw one of these ANDAs and no longer seek FDA approval, the Company recorded an intangible asset impairment charge of $0.8 million in research and development expense, representing the full carrying value of the ANDA. For the remaining ANDAs, the Company will either commence amortization upon FDA approval and commercialization over the estimated useful life of the product rights, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $2,594,000 and $3,174,000 for the three month periods ended June 30, 2014 and 2013, respectively, and $5,024,000 and $10,315,000 for the six month periods ended June 30, 2014 and 2013, respectively.

The following schedule shows the expected amortization of the Zomig®, Tolmar and Perrigo product rights as of June 30, 2014 for the next five years and thereafter:

(in $000s)	Amortization Expense
2014	$4,594
2015	4,898
2016	3,923
2017	3,738
2018	2,121
Thereafter	1,996
Totals	$21,270

9. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	June 30, 2014	December 31, 2013
Payroll-related expenses	$23,769	$27,985
Product returns	29,817	28,089
Government rebates	19,882	23,351
Accrued shelf-stock	1,984	774
Legal and professional fees	4,760	3,162
Income taxes payable	17,562	21,186
Physician detailing sales force fees	1,119	1,512
Other	5,346	5,464
Total accrued expenses	$104,239	$111,523

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products and Impax Products sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are generally not subject to returns. A roll forward of the product return reserve for the six month period ended June 30, 2014 and the year ended December 31, 2013 is as follows:

(in $000’s) Returns Reserve	June 30, 2014	December 31, 2013
Beginning balance	$28,089	$23,440
Provision related to sales recorded in the period	6,831	11,015
Credits issued during the period	(5,103)	(6,366)
Ending balance	$29,817	$28,089

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of June 30, 2014, the Company had remaining obligations under these contracts of approximately $3,685,000.

Purchase Order Commitments

As of June 30, 2014, the Company had $46,198,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

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

During the six month period ended June 30, 2014, the Company recognized an aggregate consolidated tax provision of $21,559,000 for United States domestic and foreign income taxes. In the six month period ended June 30, 2013, the Company recognized an aggregate consolidated tax provision of $51,694,000 for United States domestic and foreign income taxes. The decrease in the tax provision resulted from lower consolidated income before taxes in the six month period ended June 30, 2014, as compared to the same period in the prior year. The effective tax rate of 34% for the six month period ended June 30, 2014 was higher than the effective tax rate of 32% for the prior year period primarily as a result of the expiration of the Federal Research and Experimental Credit as of December 31, 2013. Other contributing factors to the rate fluctuation include a change in the timing and mix of United States and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards.

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the personal property assets of the Company pursuant to a Security Agreement (the “Security Agreement”) entered into by the Company and the Administrative Agent. As further security, the Company also pledged to the Administrative Agent, 65% of the Company’s equity interest in its wholly owned subsidiary Impax Laboratories (Taiwan), Inc., all of the Company’s equity interests in its wholly owned domestic subsidiaries and must similarly pledge all or a portion of its equity interest in future subsidiaries. Under the Credit Agreement, among other things:

●

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur on February 11, 2015. There were no balances outstanding under the credit facility as of June 30, 2014 or December 31, 2013.

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

●

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00, Consolidated EBITDA of at least $50.0 million and Minimum Liquidity (which is, generally unrestricted cash and cash equivalents) of at least $100.0 million. As of June 30, 2014, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

During the six month periods ended June 30, 2014 and 2013, unused line fees incurred under the Credit Agreement were $62,000 and $61,000, respectively.

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During the three month period ended March 31, 2013, the Company received a payment in the amount of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 as "Other Income" on the consolidated statement of operations. The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for the Company to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $10,160,000 and $10,926,000 on sales of the AG Product during the six month periods ended June 30, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company owed a profit share payable to Tolmar of $6,402,000 and $1,266,000 during the six month periods ended June 30, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations. The Company paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012. The Company has the potential to pay up to $24,000,000 in additional contingent milestone payments if certain commercialization and regulatory events occur. The upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and is being amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights is included as a component of cost of revenues on the consolidated statement of operations. The Company initially allocated $1,550,000 of the upfront payment to two products which are still in development and recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. Contingent milestone payments will be initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments that are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. As discussed in “Note 8 – Goodwill and Intangible Assets,” the Company recorded intangible asset impairment charges to cost of revenues of $13.2 million in the three month period ended September 30, 2013 and $2.9 million in the three month period ended March 31, 2014 related to the Tolmar product rights acquired under the Tolmar Agreement. During the fourth quarter of 2013, the Company made a $12.0 million payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the Tolmar Agreement.

The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of June 30, 2014, Tolmar has borrowed $15,000,000 under the Tolmar Loan Agreement. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products. In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole (generic to Prilosec®) 10mg, 20mg and 40mg products. Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/pseudoephedrine (generic to Allegra-D®) product, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000. The Company recognized previously deferred revenue related to the Teva Agreement of $654,000 in the six month periods ended June 30, 2014 and 2013. No additional amounts were deferred during the six month periods ended June 30, 2014 and 2013.

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

Joint Development Agreement with Valeant Pharmaceuticals International, Inc.

In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement (“Joint Development Agreement”) and a License and Settlement Agreement. The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Valeant in December 2008. The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Valeant in March 2009 and September 2009, a $2,000,000 milestone payment paid by Valeant in December 2009, and a $3,000,000 milestone payment paid by Valeant in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products. The Company began selling one of the four dermatology products during the year ended December 31, 2011. During the three month period ended March 31, 2013, the Company extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced quarterly amount of revenue recognized in 2013 and the first half of 2014, as compared to prior year quarters, and a reduced periodic amount of revenue to be recognized in future periods.

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

Beginning from January 2013, the Company is obligated to pay AstraZeneca tiered royalties on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company owed a royalty payable to AstraZeneca of $5,888,000 and $25,598,000 during the six month periods ended June 30, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States.

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 103 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2018, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $4,804,000 as of June 30, 2014. Revenue recognized under the Endo Agreement is reported in the line item “Other Revenues” in “Note 18 - Supplementary Financial Information.” The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

Agreement with Actavis plc

In July 2014, the Company acquired two generic products from Actavis plc (“Actavis”) pursuant to a Purchase Agreement and a Supply Agreement. The acquisition includes one product marketed under an ANDA and one approved ANDA that is currently not yet marketed.

13. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years. Total share-based compensation expense recognized in the consolidated statement of operations during the three and six month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000’s)	2014	2013	2014	2013
Manufacturing expenses	$597	$208	$1,492	$880
Research and development	1,379	1,352	2,781	2,728
Selling, general and administrative	3,158	4,585	5,247	6,895
Total	$5,134	$6,145	$9,520	$10,503

The following table summarizes stock option activity during the six month period ended June 30, 2014:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2013	3,770,905	$14.01
Options granted	381,100	$25.03
Options exercised	(504,242)	$15.26
Options forfeited	(261,929)	$20.14
Outstanding at June 30, 2014	3,385,834	$14.61
Options exercisable at June 30, 2014	2,623,294	$12.34

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

A summary of the Company’s non-vested restricted stock awards activity during the six month period ended June 30, 2014 is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	2,123,835	$21.13
Granted	718,615	$22.80
Vested	(183,283)	$21.42
Forfeited	(161,960)	$20.38
Non-vested at June 30, 2014	2,497,207	$21.63

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

As of June 30, 2014, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $48,597,280 related to all of its share-based awards, which will be recognized over a weighted-average period of 1.95 years. As of June 30, 2014, the Company estimated 2,997,000 stock options and 2,211,000 shares of restricted stock awards granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the six month periods ended June 30, 2014 and 2013 was $5,005,000 and $5,113,000, respectively. The total fair value of restricted stock awards which vested during the six month periods ended June 30, 2014 and 2013 was $3,865,000 and $3,069,000, respectively. As of June 30, 2014, the Company had 2,883,657 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the six month periods ended June 30, 2014 and 2013, the Company did not issue any preferred stock.

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

15. EARNINGS PER SHARE

The Company's earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted average number of shares of common stock outstanding for the period, along with diluted net income per share, computed by dividing net income by the weighted average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three and six month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000’s except share and per share amounts)	2014	2013	2014	2013

Numerator:
Net income	$35,071	$5,619	$41,496	$111,061

Denominator:
Weighted average common shares outstanding	68,095,159	66,748,864	67,899,894	66,618,889

Effect of dilutive stock options and restricted stock awards	2,218,332	1,539,084	2,295,435	1,763,115

Diluted weighted average common shares outstanding	70,313,491	68,287,948	70,195,329	68,382,004

Basic net income per share	$0.52	$0.08	$0.61	$1.67
Diluted net income per share	$0.50	$0.08	$0.59	$1.62

For the three month periods ended June 30, 2014 and 2013, the Company excluded 909,100 and 2,330,114, respectively, and for the six month periods ended June 30, 2014 and 2013, the Company excluded 921,100 and 1,677,129, respectively, of shares issuable upon the exercise of stock options and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive. Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

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

 The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™, an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. In April 2014, after discussions with the FDA, the Company resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA informed the Company that the Prescription Drug User Fee Act (“PDUFA”) date is October 9, 2014. The Company has also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing during the second half of 2014. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain United States territories. Revenues from Impax-labeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 18 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 18 – Supplementary Financial Information.”

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

16. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s) Three Months Ended June 30, 2014	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$176,394	$11,727	$	---	$188,121
Cost of revenues	69,872	8,477		---	78,349
Research and development	10,745	10,507		---	21,252
Patent litigation expense	1,767	---		---	1,767
Income (loss) before provision for income taxes	$89,438	$(18,991)		$(16,022)	$54,425

(in $000’s) Three Months Ended June 30, 2013	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$93,965	$35,666	$	---	$129,631
Cost of revenues	54,727	16,017		---	70,744
Research and development	9,291	6,249		---	15,540
Patent litigation expense	4,304	---		---	4,304
Income (loss) before provision for income taxes	$21,761	$1,564		$(14,290)	$9,035

(in $000’s) Six Months Ended June 30, 2014	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$285,534	$21,305	$	---	$306,839
Cost of revenues	126,894	12,551		---	139,445
Research and development	21,962	21,031		---	42,993
Patent litigation expense	3,940	---		---	3,940
Income (loss) before provision for income taxes	$125,783	$(33,232)		$(29,496)	$63,055

(in $000’s) Six Months Ended June 30, 2013	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$195,602	$82,518	$	---	$278,120
Cost of revenues	116,171	45,190		---	161,361
Research and development	21,002	14,143		---	35,145
Patent litigation expense	8,582	---		---	8,582
Income (loss) before provision for income taxes	$40,921	$(1,414)		$123,248	$162,755

Foreign Operations

The Company’s wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $142,067,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at June 30, 2014.

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

17. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

The Research Foundation of State University of New York et al. v. Impax Laboratories, Inc.; Galderma Laboratories Inc., et al. v. Impax Laboratories, Inc. (Doxycycline Monohydrate)

In September 2009, The Research Foundation of State University of New York, New York University, Galderma Laboratories Inc. and Galderma Laboratories, L.P. (collectively, “Galderma”) filed suit against the Company in the U.S. District Court for the District of Delaware (the “District Court”) alleging patent infringement for the filing of the Company’s ANDA relating to Doxycycline Monohydrate Delayed-Release Capsules, 40 mg, generic to Oracea®. In May 2011, Galderma Laboratories Inc., Galderma Laboratories, L.P. and Supernus Pharmaceuticals, Inc. filed a second lawsuit in Delaware alleging infringement of an additional patent related to Oracea®. The Company filed an answer and counterclaims in both matters. In October 2009 for the first lawsuit and in July 2011 for the second lawsuit, the parties agreed to be bound by the final judgment concerning infringement, validity and enforceability of the patents at issue in an earlier-filed case brought by Galderma and Supernus against another generic drug manufacturer. Proceedings in the lawsuits involving the Company were stayed pending resolution of the related matter. In July 2011, a four-day trial was held in the case involving the other generic manufacturer in the District Court on the issues of patent infringement and validity. In August 2011, the District Court issued its decision finding four of the five patents invalid and/or not infringed, and the fifth patent, which expires in December 2027, infringed and not invalid. After proceedings related to the remedy, on June 8, 2012, the District Court entered final judgment with respect to that litigation. On June 22, 2012, the District Court entered its final judgment with respect to the Company. All parties filed notices of appeal and/or cross-appeal in July 2012. The briefing at the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) was completed for all parties on January 28, 2013. The decision of the District Court will be binding on the Company unless reversed or modified on appeal or in subsequent litigation. On August 7, 2013, the Federal Circuit affirmed-in-part, reversed-in-part, and remanded the case to the District Court. The finding that the fifth patent was infringed and not invalid was affirmed, as was the finding that the asserted independent claims of the other four patents were invalid and/or not infringed. The Federal Circuit reversed the District Court’s finding that some of the dependent claims of the four patents were invalid and remanded for further proceedings. On January 6, 2014, the parties entered into a Stipulation of Dismissal and on January 7, 2014, the court entered an Order granting the Stipulation of Dismissal.

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

In May 2013, Takeda filed another complaint against the Company in the District Court, alleging infringement of U.S. Patent No. 8,173,158 based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. Takeda filed an amended complaint in July 2013, alleging infringement of another patent, U.S. Patent No. 8,461,187. The Company filed an answer and counterclaims. Following a hearing on claim construction on June 5, 2014, the Court issued a claim construction order on June 6, 2014. Discovery is proceeding, and trial is scheduled for April 13, 2015.

17. LEGAL AND REGULATORY MATTERS (continued)

Avanir Pharmaceuticals, Inc. et al. v. Impax Laboratories, Inc. (Dextromethorphan/Quinidine)

In August 2011, Avanir Pharmaceuticals, Inc., Avanir Holding Co., and Center for Neurological Study filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta®. The Company filed an answer and counterclaims. On October 8, 2012, Avanir Pharmaceuticals, Inc. filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement of a new patent, U.S. Patent 8,227,484, issued July 24, 2012, also based on the filing of the Company’s ANDA relating to Dextromethorphan/Quinidine Capsules, 20 mg/10 mg, generic of Nuedexta. The Company filed an answer and counterclaims on October 10, 2012. A bench trial was conducted beginning on September 9, 2013. On April 30, 2014, the district court issued its decision finding two of the three patents infringed, while finding the third patent not infringed by the Company, and finding all three patents not invalid. The parties settled the litigation and the case was dismissed on June 17, 2014.

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

Meda Pharmaceuticals Inc. v. Perrigo Israel Pharmaceuticals Ltd., Perrigo Company, L. Perrigo Company and Impax Laboratories, Inc. (Azelastine HCl)

In May 2013, Meda Pharmaceuticals, Inc. (“Meda”) filed suit against the Company in the United States District Court for the District of New Jersey, alleging that the Company participated in, contributed to, aided, abetted, and/or induced infringement of Meda’s United States Patent No. 8,071,073 based on the submission by Perrigo Israel Pharmaceutical Ltd., Perrigo Company and L. Perrigo Company of an ANDA relating to Azelastine Hydrochloride Nasal Spray (0.15%, eq. 0.1876 mg base/spray), generic to Astepro®. The parties settled the litigation and the case was dismissed on June 20, 2014.

Warner Chilcott Co., LLC and Warner Chilcott (US), LLC  v. Impax Laboratories, Inc. (Risedronate)

In October 2013, Warner Chilcott Co., LLC and Warner Chilcott (US), LLC  (together, “Warner Chilcott”) filed suit against the Company in the United States District Court for the District of New Jersey, alleging patent infringement based on the filing of the Company’s ANDA relating to Risedronate Sodium Delayed Release Tablets, 35 mg, generic to Atelvia®. The case was consolidated with actions brought by Warner Chilcott against other generic defendants for trial, which began on July 14, 2014. The parties settled the litigation and the case was dismissed on July 16, 2014.

Impax Laboratories Inc. and AstraZeneca AB v. Lannett Holdings, Inc.

In July 2014, the Company filed suit against Lannett Holdings, Inc. in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of Lannett’s ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray.

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

Civil Investigative Demand from the FTC (Oxymorphone Hydrochloride)

On February 25, 2014, the Company received a CID from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether Endo Pharmaceuticals, Inc. (“Endo”), the Company, and other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. The Company intends to cooperate with the FTC in producing documents and information in response to the CID. To the knowledge of the Company, no proceedings by the FTC have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.

Opana ER® Antitrust Class Actions

From June to July 2014, four class action complaints were filed against manufacturers of the brand drug Opana ER® and the Company.

On June 4, 2014, Plaintiff Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On June 4, 2014, Plaintiff Rochester Drug Co-Operative, Inc., a direct purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On June 6, 2014, Plaintiff Value Drug Company, a direct purchaser, filed a class action complaint in the United States District Court for the Northern District of California on behalf of itself and others similarly situated. On June 26, 2014, this Plaintiff withdrew its complaint from the United States District Court for the Northern District of California, and on July 16, 2014, re-filed the same complaint in the United States District Court for the Northern District of Illinois, on behalf of itself and others similarly situated.

On June 19, 2014, Plaintiff Wisconsin Masons’ Health Care Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Northern District of Illinois on behalf of itself and others similarly situated.

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with the Company to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.

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

On March 19, 2013, Virender Singh, derivatively on behalf of the Company, filed a state court action against certain current and former officers and directors for breach of fiduciary duty and unjust enrichment in the Superior Court of the State of California County of Santa Clara, asserting similar allegations as those in the Securities Class Actions. That action has been stayed pending resolution of the Securities Class Actions. In addition, the Company is aware of two letters from stockholders demanding action by the Company’s board of directors, including to: (i) undertake an independent internal investigation into management’s alleged violations of Delaware and/or federal law; (ii) commence a civil action against members of management to recover damages sustained as a result of alleged breaches of fiduciary duties; and/or (iii) spearhead meaningful corporate reform to address alleged internal control inadequacies. Each letter further states that if such action is not commenced within a reasonable period of time, the stockholder will commence a stockholder’s derivative action on behalf of the Company.

Attorney General of the State of Connecticut Interrogatories and Subpoena Duces Tecum

On July 14, 2014, the Company received a subpoena and interrogatories (the “Subpoena”) from the State of Connecticut Attorney General (“Connecticut AG”) concerning its investigation into sales of the Company’s generic product, digoxin. According to the Connecticut AG, the investigation is to determine whether anyone engaged in a contract, combination or conspiracy in restraint of trade or commerce which has the effect of (i) fixing, controlling or maintaining prices or (ii) allocating or dividing customers or territories relating to the sale of digoxin in violation of Connecticut state antitrust law. The Company intends to cooperate with the Connecticut AG in producing documents and information in response to the Subpoena. To the knowledge of the Company, no proceedings by the Connecticut AG have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.

18. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2014 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30
Revenue:
Global Product sales, gross	$265,850	$375,269
Less:
Chargebacks	95,714	110,518
Rebates	52,054	74,079
Product Returns	1,294	5,140
Other credits	10,671	21,571
Global Product sales, net	106,117	163,961

Rx Partner	2,435	9,204
Other Revenues	589	3,229
Global Division revenues, net	109,141	176,394

Impax Product sales, gross	20,643	24,375
Less:
Chargebacks	8,230	10,107
Rebates	1,070	938
Product Returns	181	216
Other credits	1,853	1,654
Impax Product sales, net	9,309	11,460

Other Revenues	268	267
Impax Division revenues, net	9,577	11,727

Total revenues	118,718	188,121

Gross profit	57,622	109,772

Net income	$6,425	$35,071

Net income per share (basic)	$0.09	$0.52
Net income per share (diluted)	$0.09	$0.50

Weighted average: common shares outstanding:
Basic	67,702,296	68,095,159
Diluted	69,938,872	70,313,491

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

19. SUBSEQUENT EVENTS

On July 29, 2014, the Company announced that the FDA performed a general current Good Manufacturing Practices (cGMP) inspection and a Pre-Approval Inspection (PAI) for RYTARY™ at the Company’s Taiwan manufacturing facility from July 21 to July 26, 2014. At the conclusion of the inspection, the FDA issued a Form 483 with ten inspectional observations. On August 4, 2014, the Company announced that the FDA performed a re-inspection of the Company’s Hayward, California manufacturing facility from June 16 to July 31, 2014 and at the conclusion of the inspection, the FDA issued a Form 483 with seven inspectional observations, two of which were designated as repeat observations. The FDA did not provide any status or classification to either of the Form 483 observations and pursuant to its established regulatory process, will defer classification of the observations until it has reviewed the Company’s response to the inspections. The Company is currently working on its responses to the observations. The Company has also not been informed by the FDA of the impact the Form 483s will have on RYTARY™’s October 9, 2014 PDUFA review date.

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

As of August 1, 2014, we marketed 97 generic pharmaceutical products representing dosage variations of 30 different pharmaceutical compounds through our Global Division, and five other generic pharmaceutical products, representing dosage variations of two different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of August 1, 2014, our marketed generic products included, but were not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®) and authorized generic Renvela®.

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

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the United States or outside the United States. We currently have one late-stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ (IPX066) for the treatment of symptomatic Parkinson’s disease, for which an NDA was accepted for filing by the FDA in February 2012. In January 2013, the FDA issued a Complete Response Letter regarding the NDA for RYTARY™. A Complete Response Letter is issued by the FDA’s Center for Drug Evaluation and Research when the review cycle for a pharmaceutical product candidate is complete and the application is not yet ready for approval. In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities. During the assessment of the NDA, we withdrew our Hayward site as an alternative site of commercial production at launch for RYTARY™. In April 2014, after discussions with the FDA, we resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA informed us that the Prescription Drug User Fee Act (“PDUFA”) date is October 9, 2014. We have also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing during the second half of 2014. We have a number of other product candidates that are in varying stages of development and currently intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.

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

During the quarters ended March 31, 2012 and March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and continue to provide the FDA with updates. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. The FDA performed a re-inspection of our Hayward manufacturing facility during June and July 2014. At the conclusion of the re-inspection, the FDA issued a Form 483 with seven inspectional observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013. To date, we have not been informed by the FDA as to whether a satisfactory re-inspection of our Hayward manufacturing facility will be required to close out the warning letter and resolve the 2014 Form 483 observations on our Hayward manufacturing facility.

In July 2014, the FDA conducted an inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. The FDA did not provide any status or classification to either the Form 483 observations on our Hayward or Taiwan manufacturing facilities and, pursuant to its established regulatory process, will wait until they have received and reviewed our responses to classify those inspections. We also have not been informed by the FDA of the impact the Form 483s will have on RYTARY’s PDUFA review date of October 9, 2014.

To date, the FDA has not notified us of any additional enforcement actions at either the Hayward or Taiwan manufacturing facilities; however, no assurance can be given as to whether the FDA will take any further actions. We are currently working on our response and updates to the Form 483s and we intend to continue to provide updates to the agency. We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our existing products.

We have taken a number of steps to review our quality control and manufacturing systems and standards and are working with third-party experts to assist us with our review and in enhancing such systems and standards. This work is ongoing and we are committed to improving our quality control and manufacturing practices. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out and the Form 483 observations resolved, it is possible we may be subject to additional regulatory action by the FDA as a result of current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until the warning letter is closed out and the Form 483 observations on our Hayward facility are resolved. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter and Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we are unable promptly to correct the issues raised in the warning letter and Form 483 observations, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

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

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
	($ in 000’s)
Chargeback reserve
Beginning balance	$37,066	$18,410
Provision recorded during the period	224,569	389,707
Credits issued during the period	(229,955)	(371,051)
Ending balance	$31,680	$37,066

Provision as a percent of gross product sales	33%	34%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, remained flat during the six month period ended June 30, 2014, as compared to the year ended December 31, 2013.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
	($ in 000’s)
Rebate reserve
Beginning balance	$88,449	$46,011
Provision recorded during the period	128,141	193,288
Credits issued during the period	(133,170)	(150,850)
Ending balance	$83,420	$88,449

Provision as a percent of gross product sales	19%	17%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 17% during the year ended December 31, 2013 to 19% during the six months ended June 30, 2014 as a result of product sales mix, as well as the impact of additional rebates resulting from the recent formation of a new alliance between a major wholesaler and major retailer.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the product returns reserve for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
	($ in 000’s)
Returns reserve
Beginning balance	$28,089	$23,440
Provision related to sales recorded in the period	6,831	11,015
Credits issued during the period	(5,103)	(6,366)
Ending balance	$29,817	$28,089

Provision as a percent of gross product sales	1.0%	1.0%

As noted in the table above, the provision for returns as a percent of gross product sales remained flat during the six month period ended June 30, 2014, as compared to the year ended December 31, 2013.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the pricing programs which may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $19,882,000 and $23,351,000 as of June 30, 2014 and December 31, 2013, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $1,984,000 and $774,000 as of June 30, 2014 and December 31, 2013, respectively.

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

As an illustration, the consideration received from the provision of research and development services under the Joint Development Agreement with Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant Agreement”), including the upfront fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Valeant Agreement. The completion of the final deliverable under the Valeant Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Valeant Agreement, and therefore the earnings process will be complete. The expected period of performance was initially estimated to be a 48 month period, starting in December 2008, upon receipt of the $40.0 million upfront payment, and ending in November 2012. During the year ended December 31, 2012, we extended the end of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 and during the three month period ended March 31, 2013, we further extended the end of the revenue recognition period for the agreement from November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities under the agreement. This change in estimate was made on a prospective basis and resulted in a reduced quarterly amount of revenue recognized in 2013 and the first half of 2014, as compared to prior year quarters, and a reduced periodic amount of revenue to be recognized in future periods. If there are additional changes in the estimated timing of the completion of the final deliverable under the Valeant Agreement, the revenue recognition period will change on a prospective basis at such time the event occurs. If we were to further extend the revenue recognition period, the amount of revenue recognized in future periods would further reduce.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014	June 30, 2013	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$188,121	$129,631	$58,490	45%

Gross profit	109,772	58,887	50,885	86%

Income from operations	53,936	5,768	48,168	nm

Income before income taxes	54,425	9,035	45,390	nm
Provision for income taxes	19,354	3,416	15,938	nm
Net income	$35,071	$5,619	$29,452	nm

 *nm-not meaningful

Total revenues for the three month period ended June 30, 2014 increased $58.5 million, or 45%, as compared to the same period in 2013. New product launches increased revenues during the three month period ended June 30, 2014 by $61.5 million, or 47%, compared to the prior year period, primarily related to sales of our authorized generic Renvela® tablets and authorized generic Trilipix® delayed release capsules, in addition to generic Solaraze®. Decreased product volumes (excluding new product launches) decreased revenues during the three month period ended June 30, 2014 by $3.6 million, or 3%, compared to the prior year period, while selling price and product mix increased revenues by $0.5 million, or 0.4%, compared to the prior year period. Revenues from our Global Division increased $82.4 million during the three month period ended June 30, 2014, as compared to the prior year period, driven primarily by sales of our authorized generic Renvela® tablets and Trilipix® delayed release capsules, in addition to our Digoxin and generic Solaraze® products. Revenues from our Impax Division decreased $23.9 million in the three month period ended June 30, 2014 as compared to the same period in 2013, as a result of a decline in sales of our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Net income for the three month period ended June 30, 2014 was $35.1 million, an increase of $29.5 million as compared to net income of $5.6 million for the three month period ended June 30, 2013. The increase was primarily attributable to the profit earned from the launch of our authorized generic Renvela® product during the current year period.

Global Division

The following table sets forth results of operations for the Global Division for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,	June 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Global Product sales, net	$163,961	$89,758	$74,203	83%
Rx Partner	9,204	3,668	5,536	nm
Other Revenues	3,229	539	2,690	nm
Total revenues	176,394	93,965	82,429	88%
Cost of revenues	69,872	54,727	15,145	28%
Gross profit	106,522	39,238	67,284	nm

Operating expenses:
Research and development	10,745	9,291	1,454	16%
Patent litigation expense	1,767	4,304	(2,537)	(59)%
Selling, general and administrative	4,572	3,882	690	18%
Total operating expenses	17,084	17,477	(393)	(2)%
Income from operations	$89,438	$21,761	$67,677	nm

*nm-not meaningful

Revenues

Total revenues for the Global Division for the three month period ended June 30, 2014, were $176.4 million, an increase of 88% over the same period in 2013, principally resulting from the increase in Global Product sales, net, as discussed below.

Global Product sales, net, were $164.0 million for the three month period ended June 30, 2014, an increase of 83% over the same period in 2013, primarily due to the launch of our authorized generic Renvela® tablets in the three month period ended June 30, 2014, in addition to the launch of our authorized generic Trilipix® delayed release capsules and generic Solaraze® during the second half of 2013, for which there were no comparable amounts in the prior year period, as well as higher sales of our Digoxin products. Any diminution in the consolidated revenue and/or gross profit of any of our products due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Rx Partner revenues were $9.2 million for the three month period ended June 30, 2014, an increase of $5.5 million from the prior year period, resulting from a profit share receipt of $3.3 million under our agreement with Perrigo Company, plc (“Perrigo”) related to the launch of generic Astepro®, in addition to higher profit share earned under the Teva Agreement of $2.2 million, in each case during the three month period ended June 30, 2014, as compared to the prior year period.

Other Revenues were $3.2 million for the three month period ended June 30, 2014, with the increase of $2.7 million from the prior year period primarily resulting from the receipt of a milestone payment pursuant to our agreement with a third-party pharmaceutical company.

Cost of Revenues

Cost of revenues was $69.9 million for the three month period ended June 30, 2014, an increase of $15.1 million compared to the prior year period, primarily related to increased costs of $14.6 million associated with the higher revenue described above. In addition, there was an increase in remediation-related expenses of $4.1 million in the three month period ended June 30, 2014, as compared to the prior year period. These increases were partially offset by $2.2 million in separation costs primarily related to the reduction in force recorded in the three month period ended June 30, 2013, for which there is no comparable charge in the current year period, and $1.3 million as a result of production efficiencies during the current quarter.

Gross Profit

Gross profit for the three month period ended June 30, 2014 was $106.5 million, or approximately 60% of total revenues, as compared to $39.2 million, or approximately 42% of total revenues, in the prior year period. Gross profit in the current year period increased, on a percentage basis, when compared to gross profit in the prior year period due primarily to the favorable product contribution from higher margin products.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2014 were $10.7 million, an increase of 16%, as compared to $9.3 million in the prior year period. Generic research and development expenses increased by $1.5 million as compared to the prior year period primarily due to an increase in research and development project spending of $0.7 million as a result of the timing of research and development projects, in addition to increased personnel costs of $0.5 million associated with the transfer of employees from our quality improvement programs and new product management group to our research and development team, as well as higher incentive compensation costs of $0.3 million.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended June 30, 2014 were $1.8 million, as compared to $4.3 million for the three month period ended June 30, 2013. The decrease in patent litigation expenses of $2.5 million compared to the prior year period was the result of legal activity related to several cases in the prior year period for which there was no corresponding activity in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2014 were $4.6 million, as compared to $3.9 million for the three month period ended June 30, 2013. The increase of $0.7 million compared to the prior year period was primarily the result of an increase in selling and marketing expenses of $0.5 million, in addition to $0.2 million of higher spending on consulting fees for software system upgrades.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,	June 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Product sales, net	$11,460	$35,334	$(23,874)	(68)%
Other Revenues	267	332	(65)	(20)%
Total revenues	11,727	35,666	(23,939)	(67)%
Cost of revenues	8,477	16,017	(7,540)	(47)%
Gross profit	3,250	19,649	(16,399)	(83)%

Operating expenses:
Research and development	10,507	6,249	4,258	68%
Selling, general and administrative	11,734	11,836	(102)	(1)%
Total operating expenses	22,241	18,085	4,156	23%
(Loss) income from operations	$(18,991)	$1,564	$(20,555)	nm

*nm-not meaningful

Revenues

Total revenues for the Impax Division were $11.7 million for the three month period ended June 30, 2014, a decrease of $23.9 million over the same period in the prior year, due to lower sales of our Impax-labeled branded Zomig® products which we began selling during the year ended December 31, 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. We continue to commercialize the branded Zomig® nasal spray which has U.S. patents expiring as late as May 2021. Other Revenues for the three month period ended June 30, 2014 were $0.3 million, representing the recognition of an initial $10.0 million upfront payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. We are currently recognizing this upfront payment as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 103 month period ending December 2018.

Cost of Revenues

Cost of revenues was $8.5 million for the three month period ended June 30, 2014, a decrease of $7.5 million over the prior year period, commensurate with a reduction in revenues and lower amortization costs related to the loss of exclusivity on branded Zomig® tablets and orally disintegrating tablets and an increase in inventory reserves.

Gross Profit

Gross profit for the three month period ended June 30, 2014 was $3.3 million, a decrease of $16.4 million over the prior year period, commensurate with a reduction in revenues and other costs noted above.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2014 were $10.5 million, an increase of $4.3 million as compared to $6.2 million in the prior year period. The increase was primarily driven by an increase in research and development expenses related to our branded initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.7 million for the three month period ended June 30, 2014, a decrease of $0.1 million as compared to $11.8 million in the prior year period.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,	June 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$16,511	$17,557	$(1,046)	(6)%
Loss from operations	(16,511)	(17,557)	1,046	(6)%

Other income, net	31	2,997	(2,966)	(99)%
Interest income	365	315	50	16%
Interest expense	93	(45)	138	nm
Loss before income taxes	(16,022)	(14,290)	(1,732)	12%
Provision for income taxes	$19,354	$3,416	$15,938	nm

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2014 were $16.5 million, a 6% decrease over the same period in 2013. The decrease was principally driven by lower transitional costs of $3.3 million in the three month period ended June 30, 2014 related to the resignation and appointment, respectively, of our previous and new President and Chief Executive Officer, as compared to the prior year period, partially offset by higher expenses for incentive compensation of $1.1 million, litigation of $0.9 million and information technology of $0.3 million.

Other Income, net

Other Income, net of less than $0.1 million primarily resulted from net realized exchange rate gains on foreign currency denominated transactions during the three month period ended June 30, 2014. Other Income, net of $3.0 million in the three month period ended June 30, 2013 primarily resulted from a $3.0 million gain in connection with the settlement of litigation recorded in Other Income during the three month period ended June 30, 2013.

Interest Income

Interest income in the three month period ended June 30, 2014 was $0.4 million, and was relatively consistent with the same period in 2013.

Interest Expense

Interest expense in the three month period ended June 30, 2014 reflected income of less than $0.1 million, as compared to expense of less than $0.1 million in the same period in 2013, as a result of the release of an accrual for estimated interest related to our provision for uncertain tax positions during the three month period ended June 30, 2014.

Income Taxes

During the three month period ended June 30, 2014, we recorded an aggregate tax provision of $19.4 million for U.S. domestic income taxes and for foreign income taxes. In the three month period ended June 30, 2013, we recorded an aggregate tax provision of $3.4 million for U.S. domestic income taxes and for foreign income taxes. The increase in the tax provision resulted from higher pretax income for the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013. The effective tax rate was 36% for the three month period ended June 30, 2014 and 38% for the three month period ended June 30, 2013. The decrease in the effective tax rate was primarily the result of a change in the timing and mix of U.S. and foreign income. Other contributing factors to the rate fluctuation include the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation in 2014; the expiration of the Federal Research and Experimental Credit as of December 31, 2013; and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards. We are closely monitoring the events and circumstances that determine the need for a valuation allowance against these credits. Should we determine the need for such a valuation allowance, it could materially and adversely affect our business, results of operations and financial condition.

Results of Operations

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Overview:

The following table sets forth our summarized, consolidated results of operations for the six month periods ended June 30, 2014 and 2013:

	Six Months Ended
	June 30, 2014	June 30, 2013	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$306,839	$278,120	$28,719	10%

Gross profit	167,394	116,759	50,635	43%

Income from operations	62,167	10,039	52,128	nm

Income before income taxes	63,055	162,755	(99,700)	(61)%
Provision for income taxes	21,559	51,694	(30,135)	(58)%
Net income	$41,496	$111,061	$(69,565)	(63)%

*nm-not meaningful

Total revenues for the six month period ended June 30, 2014 increased $28.7 million, or 10%, as compared to the same period in 2013. New product launches increased revenues during the six month period ended June 30, 2014 by $74.9 million, or 27%, compared to the prior year period, primarily related to sales of our authorized generic Renvela® tablets and authorized generic Trilipix® delayed release capsules, in addition to generic Solaraze®. Decreased product volumes (excluding new product launches) decreased revenues during the six month period ended June 30, 2014 by $41.9 million, or 15%, compared to the prior year period, while selling price and product mix also decreased revenues by $4.3 million, or 2%, compared to the prior year period. Revenues from our Global Division increased $89.9 million during the six month period ended June 30, 2014, as compared to the prior year period, driven primarily by sales of our authorized generic Renvela® tablets and Trilipix® delayed release capsules, in addition to higher sales of our Digoxin and generic Solaraze® products. Revenues from our Impax Division decreased $61.2 million in the six month period ended June 30, 2014 as compared to the same period in 2013, as a result of a decline in sales of our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Net income for the six month period ended June 30, 2014 was $41.5 million, a decrease of $69.6 million as compared to net income of $111.1 million for the six month period ended June 30, 2013. The decrease was primarily attributable to a $102 million gain in connection with the settlement of litigation and the June 2010 settlement and license agreement with Endo which we recorded as “Other Income” in the six month period ended June 30, 2013, as well as the receipt of a $48.0 million payment from Shire in the six month period ended June 30, 2013, in connection with the settlement of litigation. Also contributing to the decrease in net income was a decline in sales of our Impax-labeled branded Zomig® products, as discussed above, that was partially offset by increased Global sales on several of our higher margin products.

Global Division

The following table sets forth results of operations for the Global Division for the six month periods ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,	June 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Global Product sales, net	$270,078	$187,563	$82,515	44%
Rx Partner	11,639	6,781	4,858	72%
Other Revenues	3,817	1,258	2,559	nm
Total revenues	285,534	195,602	89,932	46%
Cost of revenues	126,894	116,171	10,723	9%
Gross profit	158,640	79,431	79,209	100%

Operating expenses:
Research and development	21,962	21,002	960	5%
Patent litigation expense	3,940	8,582	(4,642)	(54)%
Selling, general and administrative	6,955	8,926	(1,971)	(22)%
Total operating expenses	32,857	38,510	(5,653)	(15)%
Income from operations	$125,783	$40,921	$84,862	nm

*nm-not meaningful

Revenues

Total revenues for the Global Division for the six month period ended June 30, 2014, were $285.5 million, an increase of 46% over the same period in 2013, principally resulting from the increase in Global Product sales, net, as discussed below.

Global Product sales, net, were $270.1 million for the six month period ended June 30, 2014, an increase of $82.5 million over the same period in 2013, primarily due to sales of our authorized generic Renvela® tablets launched during the three month period ended June 30, 2014, in addition to the launch of our authorized generic Trilipix® delayed release capsules and generic Solaraze® during the second half of 2013, for which there were no comparable amounts in the prior year period, as well higher sales of our Digoxin products. Any diminution in the consolidated revenue and/or gross profit of any of our products, due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Rx Partner revenues were $11.6 million for the six month period ended June 30, 2014, an increase of $4.8 million from the prior year period, resulting from the receipt of a $3.3 million profit share payment pursuant to our agreement with Perrigo, related to the launch of generic Astepro®, in addition to higher profit share revenue of $2.5 million earned under the Teva Agreement, partially offset by lower product volume during the six month period ended June 30, 2014, as compared to the prior year period.

Other Revenues were $3.8 million for the six month period ended June 30, 2014, with the increase of $2.5 million from the prior year period primarily resulting from the receipt of a milestone payment pursuant to our agreement with a third-party pharmaceutical company, in addition to higher volumes on our product marketed under our OTC Partner alliance agreement with Pfizer during the six month period ended June 30, 2014, as compared to the prior year period.

Cost of Revenues

Cost of revenues was $126.9 million for the six month period ended June 30, 2014, an increase of $10.7 million compared to the prior year period, primarily related to increased costs of $14.9 million associated with the higher revenue described above. In addition, there was an increase in remediation-related expenses of $10.7 million in the six month period ended June 30, 2014, as compared to the prior year period. These increases were partially offset by a decrease of $13.0 million for inventory reserves for products we discontinued and other reserves for pre-launch inventory recorded in the six month period ended June 30, 2013, due to delays caused by the warning letter related to our Hayward, California manufacturing facility, for which there were no comparable charges in the current period, as well as a decline of $1.6 million in separation costs primarily related to the reduction in force recorded in the six month period ended June 30, 2013.

Gross Profit

Gross profit for the six month period ended June 30, 2014 was $158.6 million, or approximately 56% of total revenues, as compared to $79.4 million, or approximately 41% of total revenues, in the prior year period. Gross profit in the current year period increased, on a percentage basis, when compared to gross profit in the prior year period due primarily to the favorable product contribution from higher margin products and lower COGS variances described above.

Research and Development Expenses

Total research and development expenses for the six month period ended June 30, 2014 were $22.0 million, an increase of $1.0 million, as compared to $21.0 million in the prior year period. Generic research and development expenses increased by $1.0 million as compared to the prior year period primarily due to a $2.3 million increase in research and development project activities, partially offset by a $2.0 million milestone payment made to a research and development partner in the six month period ended June 30, 2013 that was not present in the current period. Additionally, there were increased personnel costs of $0.5 million related to the transfer of employees from our quality improvement programs and new product management group to our research and development team.

Patent Litigation Expenses

Patent litigation expenses for the six month period ended June 30, 2014 were $3.9 million, as compared to $8.6 million for the six month period ended June 30, 2013. The decrease in patent litigation expenses of $4.7 million compared to the prior year period was the result of legal activity related to several cases in the prior year period for which there was no corresponding activity in the present period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2014 were $6.9 million, as compared to $8.9 million for the six month period ended June 30, 2013. The decrease of $2.0 million compared to the prior year period was primarily the result of a reduction in selling and marketing expenses.

Impax Division

The following table sets forth results of operations for the Impax Division for the six month periods ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,	June 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Product sales, net	$20,769	$81,855	$(61,086)	(75)%
Other Revenues	536	663	(127)	(19)%
Total revenues	21,305	82,518	(61,213)	(74)%
Cost of revenues	12,551	45,190	(32,639)	(72)%
Gross profit	8,754	37,328	(28,574)	(77)%

Operating expenses:
Research and development	21,031	14,143	6,888	49%
Selling, general and administrative	20,955	24,599	(3,644)	(15)%
Total operating expenses	41,986	38,742	3,244	8%
Loss from operations	$(33,232)	$(1,414)	$(31,818)	nm

*nm-not meaningful

Revenues

Total revenues for the Impax Division were $21.3 million for the six month period ended June 30, 2014, a decrease of $61.2 million over the same period in the prior year, due to lower sales of our Impax-labeled branded Zomig® products which we began selling during the year ended December 31, 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. We continue to commercialize the branded Zomig® nasal spray which has U.S. patents expiring as late as May 2021. Other Revenues for the six month period ended June 30, 2014 were $0.5 million, representing the recognition of an initial $10.0 million upfront payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. We are currently recognizing this upfront payment as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 103 month period ending December 2018.

Cost of Revenues

Cost of revenues was $12.6 million for the six month period ended June 30, 2014, a decrease of $32.6 million over the prior year period, commensurate with a reduction in revenues and lower amortization costs related to the loss of exclusivity on branded Zomig® tablets and orally disintegrating tablets.

Gross Profit

Gross profit for the six month period ended June 30, 2014 was $8.8 million, a decrease of $28.6 million over the prior year period, commensurate with a reduction in revenues and other costs noted above.

Research and Development Expenses

Total research and development expenses for the six month period ended June 30, 2014 were $21.0 million, an increase of $6.9 million as compared to $14.1 million in the prior year period. The increase was primarily driven by a $2.0 million upfront fee paid to DURECT Corporation (“Durect”) under an agreement to acquire the exclusive worldwide rights to develop and commercialize Durect’s investigational transdermal bupivacaine patch for the treatment of pain associated with PHN, referred to as IPX239, and an increase in research and development expenses related to our branded initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $21.0 million for the six month period ended June 30, 2014, a decrease of $3.6 million as compared to $24.6 million in the prior year period. The decrease was primarily driven by a $1.9 million reduction in sales force expenses due to a reduction in force and a $1.9 million reduction in advertising and promotion expenses for Zomig® due to loss of exclusivity of branded Zomig® tablets and orally disintegrating tablets.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the six month periods ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,	June 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$30,384	$29,468	$916	3%
Loss from operations	(30,384)	(29,468)	(916)	3%

Other income, net	107	152,453	(152,346)	(100)%
Interest income	753	591	162	27%
Interest expense	28	(328)	356	nm
(Loss) income before income taxes	(29,496)	123,248	(152,744)	nm
Provision for income taxes	$21,559	$51,694	$(30,135)	(58)%

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the six month period ended June 30, 2014 were $30.4 million, an increase of $0.9 million over the same period in 2013. The increase was principally driven by higher expenses for litigation of $1.7 million, information technology of $1.2 million and incentive compensation of $0.5 million, partially offset by lower transitional costs of $2.6 million during the six month period ended June 30, 2014 associated with the resignation and appointment, respectively, of our previous and new President and Chief Executive Officer, as compared to the prior year period.

Other Income, net

Other Income, net of $0.1 million primarily resulted from realized exchange rate gains on foreign currency denominated transactions during the six month period ended June 30, 2014. Other Income, net of $152.5 million in the six month period ended June 30, 2013 primarily resulted from a $102 million gain in connection with the settlement of litigation and the June 2010 settlement and license agreement with Endo which we recorded as “Other Income” in the six month period ended June 30, 2013, as well as a $48 million payment received from Shire in connection with the settlement of litigation in the six month period ended June 30, 2013. Partially offsetting this income was a $0.9 million loss on disposal of software recoded during the six month period ended June 30, 2013.

Interest Income

Interest income in the six month period ended June 30, 2014 was $0.8 million, a slight increase over the same period in 2013.

Interest Expense

Interest expense in the six month period ended June 30, 2014 reflected income of less than $0.1 million, as compared to expense of $0.3 million in the same period in 2013, as a result of the release of an accrual for estimated interest related to our provision for uncertain tax positions during the six month period ended June 30, 2014.

Income Taxes

During the six month period ended June 30, 2014, we recorded an aggregate tax provision of $21.6 million for U.S. domestic income taxes and for foreign income taxes. In the six month period ended June 30, 2013, we recorded an aggregate tax provision of $51.7 million for U.S. domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower pretax income for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013. The effective tax rate was 34% for the six month period ended June 30, 2014 and 32% for the six month period ended June 30, 2013. The increase in the effective tax rate was primarily as a result of the expiration of the Federal Research and Experimental Credit as of December 31, 2013. Other contributing factors to the rate fluctuation include a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation in 2014; and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards. We are closely monitoring the events and circumstances that determine the need for a valuation allowance against these credits. Should we determine the need for such a valuation allowance, it could materially and adversely affect our business, results of operations and financial condition.

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

Cash and Cash Equivalents

At June 30, 2014, we had $159.1 million in cash and cash equivalents, a decrease of $25.5 million as compared to December 31, 2013. As more fully discussed below, the decrease in cash and cash equivalents during the six month period ended June 30, 2014 was primarily driven by $46.2 million of net cash used in investing activities.

Cash Flows

Six Month Period Ended June 30, 2014 Compared to the Six Month Period Ended June 30, 2013

Net cash provided by operating activities for the six month period ended June 30, 2014 was $12.4 million, a decrease of $156.7 million as compared to the prior year period of $169.1 million net cash provided by operating activities. The period over period decrease in net cash provided by operating activities principally resulted from the receipt of a $102 million payment in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo and the receipt of a $48.0 million payment from Shire in connection with the settlement of litigation during the six month period ended June 30, 2013. In addition, an increase in accounts receivable from the prior year period primarily related to the launch of authorized generic RENVELA® resulted in a $50.9 million use of cash for the six month period ended June 30, 2014, compared to the same period in the prior year when accounts receivable resulted in an $11.2 million use of cash. An increase in net inventory during the current period also contributed to the decrease in cash provided by operating activities. The increase in inventory during the current period was in part related to recent product launches. In addition, reduced profit sharing accruals related to the loss of exclusivity on branded Zomig® tablets and orally disintegrating tablets in 2013 contributed to the decline in cash flow from operations.

Net cash used in investing activities for the six month period ended June 30, 2014, was $46.2 million, compared to the prior year period of $92.4 million of net cash used in investing activities. The period over period decrease in net cash used was due primarily to a decrease in net purchases of short-term investments during the six month period ended June 30, 2014 resulting in a $24.9 million use of cash, as compared to net purchases of short-term investments during the same period in the prior year period resulting in a $72.3 million use of cash. In the prior year, we had higher net purchases of short-term investments as a result of the litigation settlements noted above. In addition, during the six month period ended June 30, 2014, we made $3.0 million in payments for product licensing rights pursuant to third-party agreements.

Net cash provided by financing activities for the six month period ended June 30, 2014 was $9.2 million, representing an increase of $4.4 million as compared to $4.8 million of net cash provided by financing activities in the prior year period. The period over period increase in net cash provided by financing activities was due to a $3.3 million increase in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, as well as a $1.1 million increase in the tax benefit related to the exercise of employee stock options and vesting of restricted stock.

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

Borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent. As further security, we also pledged to the Administrative Agent 65% of our equity interest in Impax Laboratories (Taiwan), Inc., all of our equity interests in our wholly owned domestic subsidiaries and must similarly pledge all or a portion of our equity interest in future subsidiaries. Under the Credit Agreement, among other things:

●

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur on February 11, 2015. There were no balances outstanding under the credit facility as of June 30, 2014 or December 31, 2013.

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

●

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00, Consolidated EBITDA of at least $50.0 million and Minimum Liquidity (which is, generally unrestricted cash and cash equivalents) of at least $100.0 million. As of June 30, 2014, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement.

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

During the six month periods ended June 30, 2014 and 2013, unused line fees incurred under the Credit Agreement were $62,000 and $61,000, respectively

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

As of June 30, 2014, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

 In May 2014, the FASB issued updated guidance regarding the accounting for and disclosures of revenue recognition. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. This guidance will be the same for both US GAAP and International Financial Reporting Standards (IFRS) and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the effect that this guidance may have on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

During the quarter ended June 30, 2014, except as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

We have received a warning letter and Form 483 observations from the FDA. If we are unable to promptly correct the issues raised in the warning letter and/or Form 483 observations, our business, results of operations and financial condition could be materially and adversely affected.

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility citing deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls. The FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications. During the quarters ended March 31, 2012 and March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and continue to provide the FDA with updates. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. The FDA performed a re-inspection of our Hayward manufacturing facility during June and July 2014. At the conclusion of the re-inspection, the FDA issued a Form 483 with seven inspectional observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013. To date, we have not been informed by the FDA as to whether a satisfactory re-inspection of our Hayward manufacturing facility will be required to close out the warning letter and resolve the 2014 Form 483 observations on our Hayward manufacturing facility.

In July 2014, the FDA conducted an inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. The FDA did not provide any status or classification to either the Form 483 observations on our Hayward or Taiwan manufacturing facilities and, pursuant to its established regulatory process, will wait until they have received and reviewed our responses to classify those inspections. We also have not been informed by the FDA of the impact the Form 483s will have on RYTARY’s PDUFA review date of October 9, 2014.

To date, the FDA has not notified us of any additional enforcement actions at either the Hayward or Taiwan manufacturing facilities, however, no assurance can be given as to whether the FDA will take any further actions. We are currently working on our response and updates to the Form 483s and we intend to continue to provide updates to the agency. We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our existing products.

We have taken a number of steps to review our quality control and manufacturing systems and standards and are working with third-party experts to assist us with our review and in enhancing such systems and standards. This work is ongoing and we are committed to improving our quality control and manufacturing practices. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out and the Form 483 observations resolved, it is possible we may be subject to additional regulatory action by the FDA as a result of current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until the warning letter is closed out and the Form 483 observations on our Hayward facility are resolved. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter and Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we are unable promptly to correct the issues raised in the warning letter and Form 483 observations, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended June 30, 2014.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	41,863 shares of common stock	$25.32	—	—
May 1, 2014 to May 31, 2014	10,541 shares of common stock	$26.39	—	—
June 1, 2014 to June 30, 2014	—	—	—	—

(1)

Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.     Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.     Mine Safety Disclosures.

Not Applicable.

ITEM 5.     Other Information.

Not Applicable.

ITEM 6.	Exhibits

Exhibit No.	Description of Document

3.1	Amended and Restated Bylaws of Impax Laboratories, Inc., effective May 14, 2014.(1)

10.1	Amendment dated as of April 1, 2014 to the Employment Agreement dated as of December 12, 2012 by and between Impax Laboratories, Inc. and Bryan Reasons.*(2)

10.2	Amendment dated as of April 1, 2014 to the Employment Agreement dated as of January 1, 2010 by and between Impax Laboratories, Inc. and Michael Nestor.*(2)

10.3	Amendment dated as of April 1, 2014 to the Employment Agreement dated as of November 7, 2011 by and between Impax Laboratories, Inc. and Carole Ben-Maimon, M.D.*(2)

10.4	Amendment dated as of April 1, 2014 to the Employment Agreement dated as of May 2, 2011 by and between Impax Laboratories, Inc. and Mark Schlossberg.*(2)

10.5	Employment Agreement dated April 21, 2014 by and between Impax Laboratories, Inc. and G. Frederick Wilkinson.*(3)

10.6.1	Employment Agreement dated November 28, 2011 by and between Impax Laboratories, Inc. and Jeffrey Nornhold.*

10.6.2	Amendment dated April 1, 2014 to Employment Agreement dated November 28, 2011 by and between Impax Laboratories, Inc. and Jeffrey Nornhold.*

10.6.3	Letter Agreement dated April 1, 2014 between Impax Laboratories, Inc. and Jeffrey Nornhold.*

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2014 and 2013 and (v) Notes to Interim Consolidated Financial Statements.

*Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2014		Impax Laboratories, Inc.

	By:	/s/ G. Frederick Wilkinson

Name: G. Frederick Wilkinson

Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Amended and Restated Bylaws of Impax Laboratories, Inc., effective May 14, 2014.(1)

10.1	Amendment dated as of April 1, 2014 to the Employment Agreement dated as of December 12, 2012 by and between Impax Laboratories, Inc. and Bryan Reasons.*(2)

10.2	Amendment dated as of April 1, 2014 to the Employment Agreement dated as of January 1, 2010 by and between Impax Laboratories, Inc. and Michael Nestor.*(2)

10.3	Amendment dated as of April 1, 2014 to the Employment Agreement dated as of November 7, 2011 by and between Impax Laboratories, Inc. and Carole Ben-Maimon, M.D.*(2)

10.4	Amendment dated as of April 1, 2014 to the Employment Agreement dated as of May 2, 2011 by and between Impax Laboratories, Inc. and Mark Schlossberg.*(2)

10.5	Employment Agreement dated April 21, 2014 by and between Impax Laboratories, Inc. and G. Frederick Wilkinson.*(3)

10.6.1	Employment Agreement dated November 28, 2011 by and between Impax Laboratories, Inc. and Jeffrey Nornhold.*

10.6.2	Amendment dated April 1, 2014 to Employment Agreement dated November 28, 2011 by and between Impax Laboratories, Inc. and Jeffrey Nornhold.*

10.6.3	Letter Agreement dated April 1, 2014 between Impax Laboratories, Inc. and Jeffrey Nornhold.*

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2014 and 2013 and (v) Notes to Interim Consolidated Financial Statements.

*Management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.