Form 10-Q
period 2014-09-30
IMPAX LABORATORIES INC
filed 2014-11-04
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2014, there were 71,248,447 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

 (unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$200,470	$184,612
Short-term investments	242,045	228,521
Accounts receivable, net	152,287	112,993
Inventory, net	86,146	70,107
Deferred income taxes	51,842	50,788
Prepaid expenses and other current assets	18,219	12,721
Total current assets	751,009	659,742

Property, plant and equipment, net	191,272	188,191
Other assets	52,509	57,820
Deferred income taxes	41,499	33,926
Intangible assets, net	28,307	29,670
Goodwill	27,574	27,574
Total assets	$1,092,170	$996,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,455	$26,824
Accrued expenses	121,449	111,523
Accrued profit sharing and royalty expenses	13,611	11,560
Deferred revenue	1,633	3,983
Total current liabilities	170,148	153,890

Deferred revenue	3,466	4,267
Other liabilities	30,055	28,563
Total liabilities	203,669	186,720

Commitments and contingencies (Notes 10 and 18)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, 0 shares outstanding at September 30, 2014 and December 31, 2013	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 70,981,509 and 69,927,609 shares issued at September 30, 2014 and December 31, 2013, respectively	710	699
Additional paid-in capital	360,515	336,648
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive (loss) income	(1,673)	1,140
Retained earnings	531,106	473,873
Total stockholders’ equity	888,501	810,203
Total liabilities and stockholders’ equity	$1,092,170	$996,923

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Global Division revenues, net	$145,633	$115,748	$431,167	$311,351
Impax Division revenues, net	12,366	16,893	33,671	99,410
Total revenues	157,999	132,641	464,838	410,761
Cost of revenues	73,561	84,299	213,006	245,658
Gross profit	84,438	48,342	251,832	165,103

Operating expenses:
Research and development	18,983	16,071	61,976	51,216
Patent litigation expense	1,066	4,497	5,006	13,079
Selling, general and administrative	38,888	27,968	97,182	90,961
Total operating expenses	58,937	48,536	164,164	155,256
Income (loss) from operations	25,501	(194)	87,668	9,847
Other income (loss), net	8	(85)	115	152,366
Interest income	370	349	1,123	940
Interest expense	(25)	(50)	3	(378)
Income before income taxes	25,854	20	88,909	162,775
Provision for income taxes	10,117	200	31,676	51,894
Net income (loss)	$15,737	$(180)	$57,233	$110,881
Net income (loss) per share:
Basic	$0.23	$(0.00)	$0.84	$1.66
Diluted	$0.22	$(0.00)	$0.81	$1.62
Weighted average common shares outstanding:
Basic	68,254,327	67,051,121	68,019,336	66,764,550
Diluted	70,715,226	67,051,121	70,304,933	68,354,439

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$15,737	$(180)	$57,233	$110,881
Currency translation adjustments	(2,798)	1,609	(2,813)	(2,195)
Comprehensive income	$12,939	$1,429	$54,420	$108,686

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$57,233	$110,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,551	30,482
Charge for licensing agreement	2,000	---
Intangible asset impairment charge	2,876	13,906
Provision for inventory reserves	5,833	21,073
Accretion of interest income on short-term investments	(603)	(518)
Deferred income taxes – net and uncertain tax positions	(8,741)	(13,996)
Tax impact related to the exercise of employee stock options and restricted stock	(1,736)	(742)
Recognition of deferred revenue	(3,150)	(3,339)
Accrued profit sharing and royalty expense	37,065	49,768
Payments of profit sharing and royalty expense	(35,014)	(42,797)
Share-based compensation expense	15,309	14,066
Changes in certain assets and liabilities:
Accounts receivable	(39,294)	(41,257)
Inventory	(19,315)	(13,828)
Prepaid expenses and other assets	1,771	6,065
Accounts payable and accrued expenses	13,555	22,073
Other liabilities	1,599	3,429
Net cash provided by operating activities	53,939	155,266

Cash flows from investing activities:
Purchase of short-term investments	(314,306)	(266,291)
Maturities of short-term investments	301,385	220,048
Purchases of property, plant and equipment	(23,968)	(24,222)
Payments for licensing agreements and acquisitions	(11,000)	---
Net cash used in investing activities	(47,889)	(70,465)

Cash flows from financing activities:
Tax impact related to the exercise of employee stock options and restricted stock	1,736	742
Proceeds from exercise of stock options and ESPP	8,961	5,882
Net cash provided by financing activities	10,697	6,624

Effect of exchange rate changes on cash and cash equivalents	(889)	(458)

Net increase in cash and cash equivalents	15,858	90,967
Cash and cash equivalents, beginning of period	184,612	142,162
Cash and cash equivalents, end of period	$200,470	$233,129

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended
(in $000's)	September 30, 2014	September 30, 2013
Cash paid for interest	$16	$87
Cash paid for income taxes	$48,047	$16,338

Accrued vendor invoices of approximately $911,000 and $2,299,000 at September 30, 2014 and 2013, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses and prepaid and other assets. Depreciation expense was $5,117,000 and $4,750,000 for the three months ended September 30, 2014 and 2013, respectively, and was $15,144,000 and $14,250,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through four sales channels: the “Global products” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who in turn sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 19 – Supplementary Financial Information.” The Company also generates revenue from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.” The Company provides these services through the research and development group in the Global Division. Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.”

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™ (IPX066), an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the New Drug Application (“NDA”) was accepted for filing by the U.S. Food and Drug Administration (“FDA”) in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. In April 2014, after discussions with the FDA, the Company resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA informed the Company that the Prescription Drug User Fee Act (“PDUFA”) date was October 9, 2014. In September 2014, the FDA informed the Company that the PDUFA date has been extended to January 9, 2015 after the Company amended the chemical, manufacturing and control (CMC) section of its NDA subsequent to its submission of responses to the July 26, 2014 Form 483 observations at the Company’s Taiwan manufacturing facility. For more information about the Form 483 observations received by the Company from the FDA, see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Quality Control”. The FDA notified the Company that such amendment constituted a major amendment and as the receipt date of the additional information was within three months of the October PDUFA date, the FDA extended the PDUFA date to review the information. No additional clinical information was requested by the FDA at such time. The Company has also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing by the end of 2014. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain United States territories. Revenues from Impax-labeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 19 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.”

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

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of comprehensive income, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items, noted below. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan) Inc., Impax Laboratories USA, LLC, ThoRx Laboratories, Inc., Impax Laboratories (Netherlands) BV and Impax Laboratories (Netherlands) CV, and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at September 30, 2014. All significant intercompany accounts and transactions have been eliminated.

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

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, and product and clinical trial liability. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 450, “Contingencies,” the Company records accrued loss contingencies when it is probable a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized.

Management transition

During the three month period ended March 31, 2014, the Company announced a management change. The Company’s then Senior Vice President, Global Operations announced plans to retire and a Senior Vice President, Technical Operations was appointed. The Company’s then Senior Vice President, Global Operations subsequently retired from the Company in July 2014. In conjunction with the transition, the Company recorded $0.9 million in separation charges and accelerated share-based compensation expense in the nine month period ended September 30, 2014.

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

Returns

The Company allows its customers to return product if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and if such products are returned within six months prior to or until twelve months following the products’ expiration date. The Company estimates and recognizes an accrued provision for product returns as a percentage of gross sales based upon historical experience. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned and estimated return rates which may be adjusted based on various assumptions including changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products, and changes in market sales information. The Company also considers other factors, including significant market changes which may impact future expected returns, and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.

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

In July 2014, the IRS issued final regulations related to the branded pharmaceutical drug (BPD) annual fee under the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The final regulations indicate that an entity’s obligation to pay its portion of the BPD fee in any given calendar year is not triggered by the first qualifying sale in that calendar year but instead by the qualifying sales in the previous year. As a result, during the three month period ended September 30, 2014, the Company recorded a charge of $0.7 million in connection with the implementation of this updated guidance.

4. INVESTMENTS

Investments consist of commercial paper and corporate bonds. The Company’s policy is to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities are accounted for as “held-to-maturity” and are recorded at amortized cost, which approximates fair value, generally based upon observable market values of similar securities. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments have remaining contractual maturities of less than 12 months and are classified as short-term. Upon maturity, the Company uses a specific identification method.

A summary of short-term investments as of September 30, 2014 and December 31, 2013 is as follows:

(in $000’s) September 30, 2014	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$105,444	$23	$--	$105,467
Corporate bonds	136,601	6	(32)	136,575
Total short-term investments	$242,045	$29	$(32)	$242,042

(in $000’s) December 31, 2013	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$91,480	$26	$--	$91,506
Corporate bonds	137,041	13	(21)	137,033
Total short-term investments	$228,521	$39	$(21)	$228,539

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	September 30, 2014	December 31, 2013
Gross accounts receivable	$274,988	$246,319
Less: Rebate reserve	(85,196)	(88,449)
Less: Chargeback reserve	(28,225)	(37,066)
Less: Other deductions	(9,280)	(7,811)
Accounts receivable, net	$152,287	$112,993

A roll forward of the rebate and chargeback reserves activity for the nine months ended September 30, 2014 and the year ended December 31, 2013 is as follows:

(in $000’s) Rebate reserve	September 30, 2014	December 31, 2013
Beginning balance	$88,449	$46,011
Provision recorded during the period	193,052	193,288
Credits issued during the period	(196,305)	(150,850)
Ending balance	$85,196	$88,449

(in $000’s) Chargeback reserve	September 30, 2014	December 31, 2013
Beginning balance	$37,066	$18,410
Provision recorded during the period	348,775	389,707
Credits issued during the period	(357,616)	(371,051)
Ending balance	$28,225	$37,066

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company had an allowance for uncollectible amounts of $515,000 and $539,000 at September 30, 2014 and December 31, 2013, respectively.

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

Inventory, net of carrying value reserves at September 30, 2014 and December 31, 2013 consisted of the following:

(in $000’s)	September 30, 2014	December 31, 2013
Raw materials	$36,608	$27,981
Work in process	7,706	1,434
Finished goods	45,701	47,416
Total inventory	90,015	76,831
Less: Non-current inventory	3,869	6,724
Total inventory-current	$86,146	$70,107

Inventory carrying value reserves were $23,531,000 and $17,702,000 at September 30, 2014 and December 31, 2013, respectively. During the three month period ended March 31, 2013, the Company decided to discontinue the manufacture and distribution of certain unprofitable products after the Company conducted a strategic review of its currently manufactured generic product portfolio. As a result of this decision, the Company recorded an inventory reserve of $6.7 million related to the discontinued products. In addition during the three month period ended March 31, 2013, upon receipt of the Complete Response Letter for RYTARY™, the Company evaluated the impact of the expected delay of FDA approval on its ability to sell the associated inventory. The Company determined that a reserve of $5.0 million was appropriate and recorded this amount in the three month period ended March 31, 2013. During the three month period ended March 31, 2013, the Company also recorded a $6.4 million reserve for pre-launch inventory of a product manufactured for another third-party pharmaceutical company due to the anticipated delayed launch of such product as a result of the warning letter related to our Hayward, California manufacturing facility. The carrying value of unapproved inventory less reserves was $14,567,000 and $6,462,000 at September 30, 2014 and December 31, 2013, respectively.

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	September 30, 2014	December 31, 2013
Land	$5,773	$5,773
Buildings and improvements	156,222	139,657
Equipment	121,163	114,950
Office furniture and equipment	12,577	11,523
Construction-in-progress	7,889	15,910
Property, plant and equipment, gross	$303,624	$287,813

Less: Accumulated depreciation	(112,352)	(99,622)
Property, plant and equipment, net	$191,272	$188,191

8. BUSINESS ACQUISITIONS

During the third quarter of 2014, the Company acquired from Actavis plc (“Actavis”) two generic products for an aggregate cash consideration of $8.0 million. The acquisition includes one product marketed under an existing Abbreviated New Drug Application (“ANDA”), the Ursodiol tablet, and one approved product that is not yet marketed, the Lamotrigine orally disintegrating tablet. The acquisition will be accounted for as a business combination with the entire purchase price being allocated to identifiable intangible assets and the Ursodiol intangible will be amortized over an eight year period. The amount of yearly amortization will reflect the pattern in which the economic benefits of the intangible assets are consumed. The Lamotrigine product is considered in-process research and development and will begin amortizing when commercialized.

On October 8, 2014, the Company announced the execution of a definitive agreement under which the Company will acquire Tower Holdings, Inc., including operating subsidiaries CorePharma, LLC and Amedra Pharmaceuticals LLC, and Lineage Therapeutics Inc. Please refer to “Note 20 - Subsequent Events” for more information regarding the proposed transaction.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at September 30, 2014 and December 31, 2013, and the Company attributes the entire carrying amount of goodwill to the Global Division. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2013.

Intangible assets consisted of the following:

(in $000’s) September 30, 2014	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(30,831)	$	---	$10,952
Tolmar product rights	31,450	(8,100)		(16,032)	7,318
Perrigo product rights	1,000	(297)		---	703
Ursodiol product rights	3,000	(166)		---	2,834
Other product rights	7,250	---		(750)	6,500
Total intangible assets	$84,483	$(39,394)		$(16,782)	$28,307

(in $000’s) December 31, 2013	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(28,641)	$	---	$13,142
Tolmar product rights	31,450	(3,266)		(13,156)	15,028
Other product rights	2,250	---		(750)	1,500
Total intangible assets	$75,483	$(31,907)		$(13,906)	$29,670

The Zomig® product rights under the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) were amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet and over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet. The Zomig® product rights under the AZ Agreement are also being amortized over a period of 72 months starting in July 2012 for the nasal spray. In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. During the three month period ended September 30, 2013, as a result of the most recent market share data obtained by the Company and the Company’s revised five year projections for the Tolmar product lines, the Company performed an intangible asset impairment test on the Tolmar products. Based on the results of the impairment analysis, the Company recorded a $13.2 million impairment charge to cost of revenues for the Global Division in the three month period ended September 30, 2013. During the three month period ended March 31, 2014, as a result of a further decline in pricing, the Company revised its projections and performed an intangible asset impairment analysis. Based on the results of this analysis, the Company recorded a $2.9 million charge to cost of revenues for the Global Pharmaceuticals Division, which was 100% of the remaining net book value of this asset. The remaining carrying value of the Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012. Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 13 - Alliance and Collaboration Agreements.” During the three month period ended June 30, 2014, the Company paid a $1.0 million milestone payment to Perrigo Company, plc (“Perrigo”) in conjunction with its launch of a generic version of Astepro® nasal spray pursuant to a development agreement between the Company and an affiliate of Perrigo. The milestone was capitalized as an intangible asset acquisition and will be amortized over the expected cash flows of the product. During the three month period ended September 30, 2014, the Company acquired from Actavis two generic products including one product marketed under an existing ANDA, the Ursodiol tablet, and one approved product that is not yet marketed, the Lamotrigine orally disintegrating tablet. The entire purchase price was allocated to identifiable intangible assets and the Ursodiol intangible will be amortized over an eight year period. The Lamotrigine product is considered in-process research and development and will begin amortizing when commercialized. Other product rights consist of ANDAs which have been filed with the FDA. During the three month period ended September 30, 2013, as a result of a decision by management to withdraw one of these ANDAs and no longer seek FDA approval, the Company recorded an intangible asset impairment charge of $0.8 million in research and development expense, representing the full carrying value of the ANDA. For the remaining ANDAs, the Company will either commence amortization upon FDA approval and commercialization over the estimated useful life of the product rights, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $2,463,000 and $1,032,000 for the three month periods ended September 30, 2014 and 2013, respectively, and $7,487,000 and $11,347,000 for the nine month periods ended September 30, 2014 and 2013, respectively.

The following schedule shows the expected amortization of the Zomig®, Tolmar, Perrigo and Ursodiol product rights as of September 30, 2014 for the next five years and thereafter:

(in $000s)	Amortization Expense
2014	$2,463
2015	5,557
2016	4,517
2017	4,139
2018	2,543
Thereafter	2,588
Totals	$21,807

10. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	September 30, 2014	December 31, 2013
Payroll-related expenses	$30,911	$27,985
Product returns	29,531	28,089
Government rebates	21,948	23,351
Accrued shelf-stock	1,057	774
Legal and professional fees	9,304	3,162
Income taxes payable	14,260	21,186
Physician detailing sales force fees	415	1,512
Other	14,023	5,464
Total accrued expenses	$121,449	$111,523

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through its Global Products and Impax Products sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are generally not subject to returns. A roll forward of the product return reserve for the nine month period ended September 30, 2014 and the year ended December 31, 2013 is as follows:

(in $000’s) Returns Reserve	September 30, 2014	December 31, 2013
Beginning balance	$28,089	$23,440
Provision related to sales recorded in the period	10,548	11,015
Credits issued during the period	(9,106)	(6,366)
Ending balance	$29,531	$28,089

Other

Included in “Other” accrued expenses is an $8,000,000 liability related to a consolidated securities class action settlement, as disclosed in “Note 18 - Legal and Regulatory Matters.” The settlement amount will be paid for and covered by the Company's insurance policy; therefore, there is a corresponding $8,000,000 asset recorded in “Prepaid Expenses and Other Current Assets” on the consolidated balance sheet as of September 30, 2014.

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of September 30, 2014, the Company had remaining obligations under these contracts of approximately $456,000.

Purchase Order Commitments

As of September 30, 2014, and excluding the Taiwan Facility Construction, the Company had $51,682,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are less than one year in duration.

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

During the nine month period ended September 30, 2014, the Company recognized an aggregate consolidated tax provision of $31,676,000 for United States domestic and foreign income taxes. In the nine month period ended September 30, 2013, the Company recognized an aggregate consolidated tax provision of $51,894,000 for United States domestic and foreign income taxes. The decrease in the tax provision resulted from lower consolidated income before taxes in the nine month period ended September 30, 2014, as compared to the same period in the prior year. The effective tax rate of 36% for the nine month period ended September 30, 2014 was higher than the effective tax rate of 32% for the prior year period primarily as a result of the expiration of the Federal Research and Experimental Credit as of December 31, 2013. Other contributing factors to the rate fluctuation include a change in the timing and mix of United States and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards.

12. REVOLVING LINE OF CREDIT

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the personal property assets of the Company pursuant to a Security Agreement (the “Security Agreement”) entered into by the Company and the Administrative Agent. As further security, the Company also pledged to the Administrative Agent 65% of the Company’s equity interest in its wholly owned subsidiary Impax Laboratories (Taiwan), Inc., all of the Company’s equity interests in its wholly owned domestic subsidiaries and must similarly pledge all or a portion of its equity interest in future subsidiaries. Under the Credit Agreement, among other things:

●

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur on February 11, 2015. There were no balances outstanding under the credit facility as of September 30, 2014 or December 31, 2013.

●

Borrowings under the Revolving Credit Facility will bear interest, at the Company’s option, at either an Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 0.5% to 1.5%, or a LIBOR Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 1.5% to 2.5%. The Company is also required to pay an unused commitment fee ranging from 0.25% to 0.45% per annum based on the daily average undrawn portion of the Revolving Credit Facility. The applicable margin described above and the unused commitment fee in effect at any given time will be determined based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement), which is based upon the Company’s consolidated total debt, net of unrestricted cash in excess of $100.0 million, compared to Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding four quarters.

●	The Company may prepay any outstanding loan under the Revolving Credit Facility without premium or penalty.

●

The Company is required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100.0 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00, Consolidated EBITDA of at least $50.0 million and Minimum Liquidity (which is, generally unrestricted cash and cash equivalents) of at least $100.0 million. As of September 30, 2014, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement. Prior to the Company’s execution of the definitive agreement under which the Company will acquire Tower Holdings, Inc. and Lineage Therapeutics Inc., the Company received the Administrative Agent’s consent that the execution of such agreement would not result in a breach of the covenants in the Credit Agreement.

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

During the nine month periods ended September 30, 2014 and 2013, unused line fees incurred under the Credit Agreement were $93,000 and $107,000, respectively.

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

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc. (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During the three month period ended March 31, 2013, the Company received a payment in the amount of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 as "Other Income" on the consolidated statement of operations. The Amended and Restated Shire Agreement provides for Shire to supply the AG Product and for the Company to market and sell the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $15,567,000 and $16,235,000 on sales of the AG Product during the nine month periods ended September 30, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company owed a profit share payable to Tolmar of $10,493,000 and $1,777,000 during the nine month periods ended September 30, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations. The Company paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012. The Company has the potential to pay up to $24,000,000 in additional contingent milestone payments if certain commercialization and regulatory events occur. The upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and is being amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights is included as a component of cost of revenues on the consolidated statement of operations. The Company initially allocated $1,550,000 of the upfront payment to two products which are still in development and recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. Contingent milestone payments will be initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments that are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. During the fourth quarter of 2013, the Company made a $12.0 million payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the Tolmar Agreement. As discussed in “Note 9 – Goodwill and Intangible Assets,” the Company recorded intangible asset impairment charges to cost of revenues of $13.2 million in the three month period ended September 30, 2013 and $2.9 million in the three month period ended March 31, 2014 related to the Tolmar product rights acquired under the Tolmar Agreement.

The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of September 30, 2014, Tolmar has borrowed $15,000,000 under the Tolmar Loan Agreement. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company identified the following deliverables under the Teva Agreement: (i) the manufacture and delivery of generic products; (ii) the provision of research and development activities (including regulatory services) related to each product; and (iii) market exclusivity associated with the products. In July 2010, the Teva Agreement was amended to terminate the provisions of the Teva Agreement with respect to the Omeprazole (generic to Prilosec®) 10mg, 20mg and 40mg products. Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the fexofenadine HCI/pseudoephedrine (generic to Allegra-D®) product, if any, but in no event will such profit share payments exceed an aggregate amount of $3,000,000. The Company recognized previously deferred revenue related to the Teva Agreement of $981,000 in the nine month periods ended September 30, 2014 and 2013. No additional amounts were deferred during the nine month periods ended September 30, 2014 and 2013.

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

Joint Development Agreement with Valeant Pharmaceuticals International, Inc.

In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement (“Joint Development Agreement”) and a License and Settlement Agreement. The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Valeant in December 2008. The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Valeant in March 2009 and September 2009, a $2,000,000 milestone payment paid by Valeant in December 2009, and a $3,000,000 milestone payment paid by Valeant in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products. The Company began selling one of the four dermatology products during the year ended December 31, 2011. During the three month period ended March 31, 2013, the Company extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced quarterly amount of revenue recognized in 2013 and during the first nine months of 2014, as compared to prior year quarters, and a reduced periodic amount of revenue to be recognized in future periods.

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

Beginning from January 2013, the Company is obligated to pay AstraZeneca tiered royalties on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company owed a royalty payable to AstraZeneca of $9,374,000 and $31,394,000 during the nine month periods ended September 30, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statement of operations. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States.

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 103 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in December 2018, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $4,537,000 as of September 30, 2014. Revenue recognized under the Endo Agreement is reported in the line item “Other Revenues” in “Note 19 - Supplementary Financial Information.” The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

Agreement with DURECT Corporation

During the three month period ended March 31, 2014, the Company entered into an agreement with DURECT Corporation (“Durect”) granting the Company the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia (PHN), referred to by the Company as IPX239. The Company paid Durect a $2,000,000 up-front payment upon signing of the agreement. The Company has the potential to pay up to $61,000,000 in additional contingent milestone payments upon the achievement of predefined development and commercialization milestones. If IPX239 is commercialized, Durect would also receive a tiered royalty on product sales.

14. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years. Total share-based compensation expense recognized in the consolidated statement of operations during the three and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000’s)	2014	2013	2014	2013
Manufacturing expenses	$771	$618	$2,263	$1,498
Research and development	1,363	1,074	4,144	3,802
Selling, general and administrative	3,655	1,871	8,902	8,766
Total	$5,789	$3,563	$15,309	$14,066

The following table summarizes stock option activity during the nine month period ended September 30, 2014:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2013	3,770,905	$14.01
Options granted	383,850	$25.06
Options exercised	(587,763)	$14.87
Options forfeited	(266,379)	$20.02
Outstanding at September 30, 2014	3,300,613	$14.68
Options exercisable at September 30, 2014	2,570,423	$12.46

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

A summary of the Company’s non-vested restricted stock awards activity during the nine month period ended September 30, 2014 is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	2,123,835	$21.13
Granted	751,840	$23.07
Vested	(229,707)	$21.29
Forfeited	(247,414)	$20.85
Non-vested at September 30, 2014	2,398,554	$21.75

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

As of September 30, 2014, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $43,308,000 related to all of its share-based awards, which will be recognized over a weighted-average period of 1.79 years. As of September 30, 2014, the Company estimated 2,922,000 stock options and 2,123,000 shares of restricted stock awards granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the nine month periods ended September 30, 2014 and 2013 was $5,178,000 and $7,013,000, respectively. The total fair value of restricted stock awards which vested during the nine month periods ended September 30, 2014 and 2013 was $4,830,000 and $3,839,000, respectively. As of September 30, 2014, the Company had 2,942,509 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

15. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the nine month periods ended September 30, 2014 and 2013, the Company did not issue any preferred stock.

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

16. EARNINGS PER SHARE

The Company's earnings per share (EPS) includes basic net income per share, computed by dividing net income (as presented on the consolidated statement of operations), by the weighted average number of shares of common stock outstanding for the period, along with diluted net income per share, computed by dividing net income by the weighted average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000’s except share and per share amounts)	2014	2013	2014	2013

Numerator:
Net income (loss)	$15,737	$(180)	$57,233	$110,881

Denominator:
Weighted average common shares outstanding	68,254,327	67,051,121	68,019,336	66,764,550

Effect of dilutive stock options and restricted stock awards	2,460,899	---	2,285,597	1,589,889

Diluted weighted average common shares outstanding	70,715,226	67,051,121	70,304,933	68,354,439

Basic net income per share	$0.23	$(0.00)	$0.84	$1.66
Diluted net income per share	$0.22	$(0.00)	$0.81	$1.62

For the three month period ended September 30, 2014, the Company excluded 581,600, and for the nine month periods ended September 30, 2014 and 2013, the Company excluded 923,850 and 1,943,746, respectively, of shares issuable upon the exercise of stock options and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive. For the three month period ended September 30, 2013, the Company had a net loss. Only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share for the three month period ended September 30, 2013 as inclusion of the potential common shares would have been anti-dilutive. Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

17. SEGMENT INFORMATION

The Company has two reportable segments, the Global Division and the Impax Division. The Global Division develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Global Products sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Global Products” sales channel and the “Private Label” sales channel are reported under the caption “Global Product sales, net” in “Note 19 – Supplementary Financial Information.” The Company also generates revenue in its Global Division from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 19 – Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.”

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders. The Impax Division currently has one internally developed late stage branded pharmaceutical product candidate, RYTARY™, an extended release capsule formulation of carbidopa-levodopa for the symptomatic treatment of Parkinson’s disease, for which the NDA was accepted for filing by the FDA in February 2012 and for which the Company received a Complete Response Letter from the FDA in January 2013. In April 2014, after discussions with the FDA, the Company resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA informed the Company that the Prescription Drug User Fee Act (“PDUFA”) date was October 9, 2014. In September 2014, the FDA informed the Company that the PDUFA date has been extended to January 9, 2015 after the Company amended the chemical, manufacturing and control (CMC) section of its NDA subsequent to its submission of responses to the July 26, 2014 Form 483 observations at the Company’s Taiwan manufacturing facility. For more information about the Form 483 observations received by the Company from the FDA, see “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Quality Control”. The FDA notified the Company that such amendment constituted a major amendment and as the receipt date of the additional information was within three months of the October PDUFA date, the FDA extended the PDUFA date to review the information. No additional clinical information was requested by the FDA at such time. The Company has also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing by the end of 2014. In addition to RYTARY™, the Impax Division has a number of other product candidates that are in varying stages of development. The Impax Division is also engaged in the sale and distribution of Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain United States territories. Revenues from Impax-labeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 19 – Supplementary Financial Information.” Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 19 – Supplementary Financial Information.”

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of "Revenue Recognition" and in the “Summary of Significant Accounting Policies” in the Company's Form 10-K for the year ended December 31, 2013. The Company has no inter-segment revenue.

17. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s) Three Months Ended September 30, 2014	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$145,633	$12,366	$	---	$157,999
Cost of revenues	68,488	5,073		---	73,561
Research and development	10,213	8,770		---	18,983
Patent litigation expense	1,066	---		---	1,066
Income (loss) before provision for income taxes	$60,999	$(12,271)		$(22,874)	$25,854

(in $000’s) Three Months Ended September 30, 2013	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$115,748	$16,893	$	---	$132,641
Cost of revenues	77,082	7,217		---	84,299
Research and development	10,970	5,101		---	16,071
Patent litigation expense	4,497	---		---	4,497
Income (loss) before provision for income taxes	$19,528	$(5,503)		$(14,005)	$20

(in $000’s) Nine Months Ended September 30, 2014	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$431,167	$33,671	$	---	$464,838
Cost of revenues	195,382	17,624		---	213,006
Research and development	32,175	29,801		---	61,976
Patent litigation expense	5,006	---		---	5,006
Income (loss) before provision for income taxes	$186,782	$(45,503)		$(52,370)	$88,909

(in $000’s) Nine Months Ended September 30, 2013	Global Division	Impax Division	Corporate and Other		Total Company
Revenues, net	$311,351	$99,410	$	---	$410,761
Cost of revenues	193,251	52,407		---	245,658
Research and development	31,972	19,244		---	51,216
Patent litigation expense	13,079	---		---	13,079
Income (loss) before provision for income taxes	$60,452	$(6,918)		$109,241	$162,775

Foreign Operations

The Company’s wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $136,644,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at September 30, 2014.

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

The parties agreed to settle the matters on October 14, 2014, and the District Court and Appellate Court cases have been stayed pending finalization of the settlement.

Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)

In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH (collectively, “Endo”) filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone Hydrochloride, Extended Release tablets, 5, 7.5, 10, 15, 20, 30 and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. Discovery is proceeding. Trial is currently scheduled to begin in March 2015.

Pfizer Inc. and UCB Pharma GMBH v. Impax Laboratories, Inc. (Fesoterodine)

In June 2013, Pfizer Inc. and UCB Pharma GMBH filed suit against the Company in the U.S. District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA relating to Fesoterodine Fumarate Extended-Release Tablets, 4 and 8 mg, generic to Toviaz®. The Company filed its answer and counterclaims. On September 2, 2014, the District Court entered a stipulation of dismissal without prejudice as to both the complaint and the counterclaims.

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

18. LEGAL AND REGULATORY MATTERS (continued)

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of Lannett’s ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014. Discovery is proceeding, and trial is set for September 6, 2016.

Other Litigation Related to the Company’s Business

Civil Investigative Demand from the FTC (Minocycline Hydrochloride)

On May 2, 2012, the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”) concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation relates to whether Medicis Pharmaceutical Corporation, now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. (“Medicis”), the Company, and six other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding SOLODYN® or its generic equivalents and/or (ii) engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. The Company is cooperating with the FTC in producing documents, information and witnesses in response to the investigation. To the knowledge of the Company, no FTC proceedings have been initiated against the Company to date, however no assurance can be given as to the timing or outcome of this investigation.

Solodyn® Antitrust Class Actions

From July 2013 to March 2014, 15 class action complaints were filed against manufacturers of the brand drug Solodyn® and its generic equivalents, including the Company.

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

18. LEGAL AND REGULATORY MATTERS (continued)

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

 The consolidated amended complaints allege that Medicis engaged in anticompetitive schemes by, among other things, filing frivolous patent litigation lawsuits, submitting frivolous Citizen Petitions, and entering into anticompetitive settlement agreements with several generic manufacturers, including the Company, to delay generic competition of Solodyn® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution.

Civil Investigative Demand from the FTC (Oxymorphone Hydrochloride)

On February 25, 2014, the Company received a CID from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether Endo Pharmaceuticals, Inc. (“Endo”), the Company, and other companies have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. The Company is cooperating with the FTC in producing documents, information and witnesses in response to the CID. To the knowledge of the Company, no proceedings by the FTC have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.

18. LEGAL AND REGULATORY MATTERS (continued)

Opana ER® Antitrust Class Actions

From June to October 2014, eight class action complaints were filed against manufacturers of the brand drug Opana ER® and the Company.

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

On July 17, 2014, Plaintiff Massachusetts Bricklayers, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On August 11, 2014, Plaintiff Pennsylvania Employees Benefit Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Northern District of Illinois on behalf of itself and others similarly situated.

On September 19, 2014, Plaintiff Meijer Inc., a direct purchaser, filed a class action complaint in the United States District Court for the Northern District of Illinois on behalf of itself and others similarly situated.

On October 3, 2014, Plaintiff International Union of Operating Engineers, Local 138 Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Northern District of Illinois on behalf of itself and others similarly situated.

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

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively (“Securities Class Actions”), alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARY™ and its generic version of Concerta®. These two Securities Class Actions were subsequently consolidated, assigned to the same judge, and lead plaintiff chosen. The plaintiff’s consolidated amended complaint was filed on September 13, 2013. The Company filed a motion to dismiss the consolidated amended complaint on November 14, 2013. On April 18, 2014, the Court denied the Company’s motion to dismiss. On September 22, 2014, the Company, together with certain current and former officers and directors of the Company, agreed to settle this consolidated securities class action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. Pursuant to the settlement, the Company will pay $8.0 million for a full and complete release of all claims that were or could have been asserted against the Company or other defendants in this action. The Company will not be taking any charges for the settlement as the settlement amount will be paid for and covered by the Company's insurance policy. The settlement remains subject to preliminary and final court approval and certain other conditions and does not resolve the related shareholder derivative litigations discussed below.

  On March 19, 2013, Virender Singh, derivatively on behalf of the Company, filed a state court action against certain current and former officers and directors for breach of fiduciary duty and unjust enrichment in the Superior Court of the State of California County of Santa Clara, asserting similar allegations as those in the Securities Class Actions. That action has been stayed pending resolution of the Securities Class Actions. On September 24, 2014, Nicholas Karant, derivatively on behalf of the Company, filed an action against certain current and former officers and directors in the United District Court for the Northern District of California, asserting similar allegations as those by Virender Singh. In addition, the Company is aware of two letters from stockholders demanding action by the Company’s board of directors, including to: (i) undertake an independent internal investigation into management’s alleged violations of Delaware and/or federal law; (ii) commence a civil action against members of management to recover damages sustained as a result of alleged breaches of fiduciary duties; and/or (iii) spearhead meaningful corporate reform to address alleged internal control inadequacies. Each letter further states that if such action is not commenced within a reasonable period of time, the stockholder will commence a stockholder’s derivative action on behalf of the Company.

On August 13, 2014, a class action complaint was filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Linus Aruliah, individually and on behalf of all others similarly situated. The complaint alleged that the Company and those named officers and directors violated the federal securities laws by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Company’s Taiwan manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARY™.

On September 22, 2014, Randall Wickey, derivatively on behalf of the Company, filed an action against certain current and former officers and directors of the Company in the United States District for the Northern District of California, alleging breaches of fiduciary duty in connection with the Company’s response to various FDA notices and warnings regarding problems in the manufacturing and quality control processes at the Company’s Hayward, California and Taiwan manufacturing facilities.

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

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2014 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30
Revenue:
Global Product sales, gross	$265,850	$375,269	$340,379
Less:
Chargebacks	95,714	110,518	115,419
Rebates	52,054	74,079	64,442
Product Returns	1,294	5,140	3,494
Other credits	10,671	21,571	13,449
Global Product sales, net	106,117	163,961	143,575

Rx Partner	2,435	9,204	1,447
Other Revenues	589	3,229	611
Global Division revenues, net	109,141	176,394	145,633

Impax Product sales, gross	20,643	24,375	23,840
Less:
Chargebacks	8,230	10,107	8,787
Rebates	1,070	938	469
Product Returns	181	216	223
Other credits	1,853	1,654	2,261
Impax Product sales, net	9,309	11,460	12,100

Other Revenues	268	267	266
Impax Division revenues, net	9,577	11,727	12,366

Total revenues	118,718	188,121	157,999

Gross profit	57,622	109,772	84,438

Net income	$6,425	$35,071	$15,737

Net income per share (basic)	$0.09	$0.52	$0.23
Net income per share (diluted)	$0.09	$0.50	$0.22

Weighted average: common shares outstanding:
Basic	67,702,296	68,095,159	68,254,327
Diluted	69,938,872	70,313,491	70,715,226

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

	2013 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30
Revenue:
Global Product sales, gross	$197,956	$217,721	$279,441
Less:
Chargebacks	64,345	82,013	98,449
Rebates	30,572	35,649	54,530
Product Returns	94	1,989	2,857
Other credits	5,160	8,312	11,919
Global Product sales, net	97,785	89,758	111,686

Rx Partner	3,114	3,668	3,016
Other Revenues	737	539	1,046
Global Division revenues, net	101,636	93,965	115,748

Impax Product sales, gross	69,292	48,300	22,849
Less:
Chargebacks	7,790	10,095	8,422
Rebates	6,236	(1,735)	(812)
Product Returns	1,490	2,197	175
Other credits	7,255	2,409	(1,498)
Impax Product sales, net	46,521	35,334	16,562

Other Revenues	332	332	331
Impax Division revenues, net	46,853	35,666	16,893

Total revenues	148,489	129,631	132,641

Gross profit	57,871	58,887	48,342

Net income (loss)	$105,442	$5,619	$(180)

Net income per share (basic)	$1.59	$0.08	$(0.00)
Net income per share (diluted)	$1.55	$0.08	$(0.00)

Weighted average: common shares outstanding:
Basic	66,487,470	66,748,864	67,051,121
Diluted	68,178,355	68,287,948	67,051,121

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

20. SUBSEQUENT EVENTS

Acquisition of Tower Holdings, Inc. and Lineage Therapeutics Inc.

On October 8, 2014, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Company will acquire all the outstanding shares of common stock of Tower Holdings, Inc. (“Tower”), a Delaware corporation, including its operating subsidiaries CorePharma, LLC and Amedra Pharmaceuticals LLC, and of Lineage Therapeutics Inc. (“Lineage”), a Delaware corporation, and the options and warrants to purchase or acquire shares of Tower common stock and shares of Lineage common stock will be cancelled (the “Transaction”) for a purchase price of $700.0 million in cash, subject to customary adjustments for working capital, net debt and transaction expenses. The closing of the Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the accuracy of the representations and warranties, and performance of covenants. The privately-held companies to be acquired in the Transaction specialize in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. Following the closing of the Transaction, which is expected to occur during the six month period after the date of the Stock Purchase Agreement, Tower and Lineage will be wholly owned by the Company. The Company expects to finance the Transaction from cash on hand and borrowings under a new credit facility, as discussed below.

In connection with the Stock Purchase Agreement, on October 22, 2014, the Company entered into an amended and restated commitment letter (the “Commitment Letter”), which amended and restated the commitment letter on October 8, 2014 with Barclays Bank plc (“Barclays”), Royal Bank of Canada (“Royal Bank”), Wells Fargo Bank, National Association (“Wells Fargo”) and Wells Fargo Securities, LLC (“Wells Fargo Securities” and together with Barclays, Royal Bank and Wells Fargo, the “Lenders”) pursuant to which the Lenders have severally but not jointly committed to provide a $25.0 million senior secured revolving credit facility and a $435.0 million senior secured term loan facility in an aggregate principal amount of up to $460.0 million for purposes of financing the Transaction and the related fees and expenses. The obligations of the Lender to provide debt financing under the Commitment Letter are subject to a number of customary conditions, including (i) absence of a Material Adverse Effect (as defined in the Stock Purchase Agreement) that would result in a failure of a condition under the Stock Purchase Agreement; (ii) execution and delivery by the Company of definitive documentation with respect to the debt financing consistent with the term sheet attached to the Commitment Letter; (iii) the accuracy of certain specified representations and warranties in the debt documents; (iv) concurrent consummation of the Transaction in accordance with the Stock Purchase Agreement (without giving effect to any amendments to the Stock Purchase Agreement or any waivers thereof that are materially adverse to the Lenders under the credit facility without the consent of the Lenders, in their capacity as lead arrangers; (v) delivery of certain customary closing documents (including, among others, a customary solvency certificate), specified items of collateral (where applicable) and certain Tower and Lineage financial statements; and (vi) payment of applicable costs, fees and expenses. The final termination date of the Commitment Letter is March 30, 2015.

For additional information regarding the proposed Transaction, see the Company’s Current Report on Form 8-K filed on October 10, 2014.

Retirement of the President, Global Pharmaceuticals

On October 22, 2014, the Company announced that Carole S. Ben-Maimon, M.D., President of the Company’s Global Pharmaceuticals Division, has informed the Company of her decision to retire from her position effective November 3, 2014. In connection with her retirement, Dr. Ben-Maimon entered into a Separation Agreement with the Company dated October 22, 2014 (the “Agreement”). Pursuant to the Agreement, the Company will provide Dr. Ben-Maimon with certain termination benefits and payments and the Company will record the related charges during the fourth quarter of 2014.

Workforce Reduction and Research and Development Re-organization

On October 30, 2014, the management of the Company committed to a reduction in the Company’s workforce, eliminating approximately 49 positions, including about 42 positions in the Company’s research and development (“R&D”) organization. The reduction in workforce is part of the Company’s reorganization of its R&D organizations by consolidating the product development and analytical functions of the generic and brand R&D organizations.

The Company expects this workforce reduction to result in charges of approximately $2.0 million for severance and related termination costs, all of which represent cash expenditures. The Company anticipates that these charges will be recorded during the quarter ended December 31, 2014.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” “plans,” ”will,” “should,” “could” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, fluctuations in our revenues and operating income, our ability to promptly correct the issues raised in the warning letter and Form 483 observations received from the FDA, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the impact of consolidation of our customer base, the impact of competition, the substantial portion of our total revenues derived from sales of a limited number of products, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, our inexperience in conducting clinical trials and submitting new drug applications, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of IPX066 outside of the United States, the impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions, our ability to meet expectations regarding the timing and completion of the proposed transaction with Tower Holdings, Inc. and Lineage Therapeutics Inc., the parties’ ability to consummate such proposed transaction, the conditions to the completion of such proposed transaction (including the receipt of the regulatory approvals required for such transaction not being obtained on the terms expected or on the anticipated schedule), the integration of the acquired business by us being more difficult, time-consuming or costly than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following such proposed transaction, the retention of certain key employees of the acquired business being difficult, the expected or targeted future financial and operating performance and results of us and of the acquired businesses in such proposed transaction, the combined company’s capacity to bring new products to market, the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with such proposed transaction within the expected time-frames or at all and to successfully integrate the acquired business, the restrictions imposed by our credit facility, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2013. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information, except to the extent required by applicable law.

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

As of October 31, 2014, we marketed 93 generic pharmaceutical products representing dosage variations of 40 different pharmaceutical compounds through our Global Division, and five other generic pharmaceutical products, representing dosage variations of two different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of October 31, 2014, our marketed generic products included, but were not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®) and oxymorphone HCI ER.

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

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the United States or outside the United States. We currently have one late-stage branded pharmaceutical product candidate which we are developing internally, RYTARY™ (IPX066) for the treatment of symptomatic Parkinson’s disease, for which an NDA was accepted for filing by the FDA in February 2012. In January 2013, the FDA issued a Complete Response Letter regarding the NDA for RYTARY™. A Complete Response Letter is issued by the FDA’s Center for Drug Evaluation and Research when the review cycle for a pharmaceutical product candidate is complete and the application is not yet ready for approval. In the Complete Response Letter, the FDA indicated that it required a satisfactory re-inspection of our Hayward manufacturing facility as a result of the warning letter issued to us in May 2011 before the NDA may be approved by the FDA due to the facility’s involvement in the development of RYTARY™ and supportive manufacturing and distribution activities. During the assessment of the NDA, we withdrew our Hayward site as an alternative site of commercial production at launch for RYTARY™. In April 2014, after discussions with the FDA, we resubmitted an NDA for RYTARY™. The NDA was accepted for filing by the FDA in April 2014 and the FDA informed us that the Prescription Drug User Fee Act (“PDUFA”) date was October 9, 2014. In September 2014, the FDA informed us that the PDUFA date has been extended to January 9, 2015 after we amended the chemical, manufacturing and control (CMC) section of our NDA subsequent to our submission of responses to the July 26, 2014 Form 483 observations at our Taiwan manufacturing facility. For more information about the Form 483 observations we received from the FDA, see “– Quality Control” below. The FDA notified us that such amendment constituted a major amendment and as the receipt date of the additional information was within three months of the October PDUFA date, the FDA extended the PDUFA date to review the information. No additional clinical information was requested by the FDA at such time. We have also initiated the preparation of required documents for a European Market Authorization Application filing for RYTARY™, currently targeted for filing by the end of 2014. We have a number of other product candidates that are in varying stages of development and currently intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisition.

We have entered into several alliance and collaboration agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements typically obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. Our alliance and collaboration agreements often include milestones and provide for milestone payments upon achievement of these milestones. For more information about the types of milestone events in our agreements and how we categorize them, see “Item 1. Financial Statements — Note 13. Alliance and Collaboration Agreements.”

We are dependent on third-party pharmaceutical companies to supply us with some of our products and have experienced some disruptions in supply of certain of such products. If we suffer supply disruptions related to our products, our revenues and relationships with our customers may be materially adversely affected.

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

In July 2014, the FDA conducted an inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. At the time of the inspections, the FDA did not provide any status or classification to either the Form 483 observations on our Hayward or Taiwan manufacturing facilities and, pursuant to its established regulatory process, would wait until they have received and reviewed our responses to classify those inspections. In September 2014, the FDA informed us that the PDUFA date for our branded product candidate, RYTARY™, has been extended from October 9, 2014 to January 9, 2015 after we amended the chemical, manufacturing and control (CMC) section of our NDA subsequent to our submission of responses to the July 2014 Form 483 observations at our Taiwan manufacturing facility. The FDA notified us that such amendment constituted a major amendment and as the receipt date of the additional information was within three months of the October PDUFA date, the FDA extended the PDUFA date to review the information. No additional clinical information was requested by the FDA at such time.

To date, the FDA has not notified us of any additional enforcement actions at either the Hayward or Taiwan manufacturing facilities; however, no assurance can be given as to whether the FDA will take any further actions. We are currently providing updates to the Form 483s to the agency. We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our existing products.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue under the Company's several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Consistent with industry practice, we record an accrued provision for estimated deductions for chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and other pricing adjustments, in the same period when we recognize revenue. The objective of recording provisions for these deductions at the time of sale is to provide a reasonable estimate of the aggregate amount we expect to ultimately credit our customers. Since arrangements giving rise to the various sales credits are typically time driven (i.e., particular promotions entitling customers who make purchases of our products during a specific period of time to certain levels of rebates or chargebacks), these deductions represent important reductions of the amounts those customers would otherwise owe us for their purchases of those products. Customers typically process their claims for deductions in a reasonably timely manner, usually within the established payment terms. We monitor actual credit memos issued to our customers and compare actual amounts to the estimated provisions, in the aggregate, for each deduction category to assess the reasonableness of the various reserves at each quarterly balance sheet date. Differences between our estimated provisions and actual credits issued have not been significant, and are accounted for in the current period as a change in estimate in accordance with GAAP. We do not have the ability to specifically link any particular sales credit to an exact sales transaction and since there have been no material differences, we believe our systems and procedures are adequate for managing our business. An event such as the failure to report a particular promotion could result in a significant difference between the estimated amount accrued and the actual amount claimed by the customer, and, while there have been none to date, we would evaluate the particular events and factors giving rise to any such significant difference in determining the appropriate accounting.

Chargebacks. We have agreements establishing contract prices for specified products with some of our indirect customers, such as managed care organizations, hospitals, and government agencies who purchase our products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the difference is referred to as a chargeback, which generally takes the form of a credit memo issued by us to reduce the gross sales amount we invoiced to our wholesaler customer. We recognize an estimated accrued provision for chargeback deductions at the time we ship the products to our wholesaler customers. The primary factors we consider when estimating the accrued provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom we do business. We monitor aggregate actual chargebacks granted and compare them to the estimated accrued provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the chargeback reserve for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in 000’s)
Chargeback reserve
Beginning balance	$37,066	$18,410
Provision recorded during the period	348,775	389,707
Credits issued during the period	(357,616)	(371,051)
Ending balance	$28,225	$37,066

Provision as a percent of gross product sales	33%	34%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, decreased slightly from 34% during the year ended December 31, 2013 to 33% during the nine months ended September 30, 2014 primarily related to the launch of our authorized generic Renvela® tablets and generic Solaraze®, which have lower chargeback rates.

Rebates. In an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty, we maintain various rebate programs with our customers to whom we market our products through our Global Division Global Products sales channel. The rebates generally take the form of a credit memo to reduce the invoiced gross sales amount charged to a customer for products shipped. We recognize an estimated accrued provision for rebate deductions at the time of product shipment. The primary factors we consider when estimating the provision for rebates are the average historical experience of aggregate credits issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with which we do business. We also monitor aggregate actual rebates granted and compare them to the estimated aggregate provision for rebates to assess the reasonableness of the aggregate rebate reserve at each quarterly balance sheet date. The following table is a roll-forward of the activity in the rebate reserve for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in 000’s)
Rebate reserve
Beginning balance	$88,449	$46,011
Provision recorded during the period	193,052	193,288
Credits issued during the period	(196,305)	(150,850)
Ending balance	$85,196	$88,449

Provision as a percent of gross product sales	18%	17%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased slightly from 17% during the year ended December 31, 2013 to 18% during the nine months ended September 30, 2014 as a result of product sales mix, as well as the impact of additional rebates resulting from the recent formation of new alliances between major wholesalers and major retailers.

Returns. We allow our customers to return product (i) if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and (ii) if such products are returned within six months prior to, or until twelve months following, the products’ expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience of product sales. We estimate the product return reserve using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and return rates, adjusted by estimates of the future return rates based on various assumptions, which may include changes to internal policies and procedures, changes in business practices, and commercial terms with customers, competitive position of each product, amount of inventory in the wholesaler supply chain, the introduction of new products and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We monitor aggregate actual product returns on a quarterly basis and we may record specific provisions for product returns we believe are not covered by historical percentages. The following table is a roll-forward of the activity in the product returns reserve for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
	($ in 000’s)
Returns reserve
Beginning balance	$28,089	$23,440
Provision related to sales recorded in the period	10,548	11,015
Credits issued during the period	(9,106)	(6,366)
Ending balance	$29,531	$28,089

Provision as a percent of gross product sales	1.0%	1.0%

As noted in the table above, the provision for returns as a percent of gross product sales remained flat during the nine month period ended September 30, 2014, as compared to the year ended December 31, 2013.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the pricing programs which may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $21,948,000 and $23,351,000 as of September 30, 2014 and December 31, 2013, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $1,057,000 and $774,000 as of September 30, 2014 and December 31, 2013, respectively.

Estimated Lives of Alliance and Collaboration Agreements. The revenue we receive under our alliance and collaboration agreements is not subject to adjustment for estimated chargebacks, rebates, product returns and other pricing adjustments as such adjustments are included in the amounts we receive from our alliance partners. However, because we may defer revenue we receive under our alliance agreements, and recognize it over the estimated life of the related agreement, or our expected period of performance, we are required to estimate the recognition period under each such agreement in order to determine the amount of revenue to be recognized in each period. Sometimes this estimate is based on the fixed term of the particular alliance agreement. In other cases, the estimate may be based on more subjective factors as noted in the following paragraph. While changes to the estimated recognition periods have been infrequent, such changes, should they occur, may have a significant impact on our consolidated financial statements.

As an illustration, the consideration received from the provision of research and development services under the Joint Development Agreement with Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant Agreement”), including the upfront fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Valeant Agreement. The completion of the final deliverable under the Valeant Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Valeant Agreement, and therefore the earnings process will be complete. The expected period of performance was initially estimated to be a 48 month period, starting in December 2008, upon receipt of the $40.0 million upfront payment, and ending in November 2012. During the year ended December 31, 2012, we extended the end of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 and during the three month period ended March 31, 2013, we further extended the end of the revenue recognition period for the agreement from November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities under the agreement. This change in estimate was made on a prospective basis and resulted in a reduced quarterly amount of revenue recognized in 2013 and the first nine months of 2014, as compared to prior year quarters, and a reduced periodic amount of revenue to be recognized in future periods. If there are additional changes in the estimated timing of the completion of the final deliverable under the Valeant Agreement, the revenue recognition period will change on a prospective basis at such time the event occurs. If we were to further extend the revenue recognition period, the amount of revenue recognized in future periods would further reduce.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$157,999	$132,641	$25,358	19%

Gross profit	84,438	48,342	36,096	75%

Income (loss) from operations	25,501	(194)	25,695	nm

Income before income taxes	25,854	20	25,834	nm
Provision for income taxes	10,117	200	9,917	nm
Net income (loss)	$15,737	$(180)	$15,917	nm

 *nm-not meaningful

Total revenues for the three month period ended September 30, 2014 increased $25.4 million, or 19%, as compared to the same period in 2013. New product launches increased revenues during the three month period ended September 30, 2014 by $36.4 million, or 27%, compared to the prior year period, primarily related to sales of our authorized generic Renvela® tablets and generic Solaraze®. Decreased product volumes (excluding new product launches) decreased revenues during the three month period ended September 30, 2014 by $2.0 million, or 1%, compared to the prior year period, while selling price and product mix decreased revenues by $9.0 million, or 7%, compared to the prior year period. Revenues from our Global Division increased $30.0 million during the three month period ended September 30, 2014, as compared to the prior year period, driven primarily by sales of our authorized generic Renvela® tablets, in addition to our Digoxin and generic Solaraze® products. Revenues from our Impax Division decreased $4.5 million in the three month period ended September 30, 2014 as compared to the same period in 2013, as a result of a decline in sales of our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Net income for the three month period ended September 30, 2014 was $15.7 million, an increase of $15.9 million as compared to a net loss of $0.2 million for the three month period ended September 30, 2013. The increase was primarily attributable to the profit earned from the launch of our authorized generic Renvela® product during the current year period.

Global Division

The following table sets forth results of operations for the Global Division for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,	September 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Global Product sales, net	$143,575	$111,686	$31,889	29%
Rx Partner	1,447	3,016	(1,569)	(52)%
Other Revenues	611	1,046	(435)	(42)%
Total revenues	145,633	115,748	29,885	26%
Cost of revenues	68,488	77,082	(8,594)	(11)%
Gross profit	77,145	38,666	38,479	100%

Operating expenses:
Research and development	10,213	10,970	(757)	(7)%
Patent litigation expense	1,066	4,497	(3,431)	(76)%
Selling, general and administrative	4,867	3,671	1,196	33%
Total operating expenses	16,146	19,138	(2,992)	(16)%
Income from operations	$60,999	$19,528	$41,471	nm

*nm-not meaningful

Revenues

Total revenues for the Global Division for the three month period ended September 30, 2014, were $145.6 million, an increase of 26% over the same period in 2013, principally resulting from the increase in Global Product sales, net, as discussed below.

Global Product sales, net, were $143.6 million for the three month period ended September 30, 2014, an increase of 29% over the same period in 2013, primarily due to the launch of our authorized generic Renvela® tablets in the three month period ended June 30, 2014, higher sales of our Digoxin products, and the launch of our generic Solaraze® during the fourth quarter of 2013, for which there were no comparable amounts in the prior year period. Any diminution in the consolidated revenue and/or gross profit of any of our products due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Rx Partner revenues were $1.4 million for the three month period ended September 30, 2014, a decrease of $1.6 million from the prior year period primarily resulting from lower profit share earned under the Teva Agreement of $1.4 million during the three month period ended September 30, 2014, as compared to the prior year period.

Other Revenues were $0.6 million for the three month period ended September 30, 2014, with the decrease of $0.4 million from the prior year period primarily resulting from lower volumes on our product marketed under our OTC Partner alliance agreement with Pfizer during the three month period ended September 30, 2014, as compared to the prior year period.

Cost of Revenues

Cost of revenues was $68.5 million for the three month period ended September 30, 2014, a decrease of $8.6 million compared to the prior year period, primarily related to a decrease in remediation-related expenses of $7.2 million in the three month period ended September 30, 2014, as compared to the prior year period. In addition, there was a decrease of $13.2 million related to an intangible asset impairment charge in the prior year period, as discussed in “Item 1. Financial Statements – Note 9. Goodwill and Intangible Assets,” partially offset by higher product amortization costs of $1.4 million and $10.4 million in higher costs related to the increase in revenues in the current period as compared to the prior year period.

Gross Profit

Gross profit for the three month period ended September 30, 2014 was $77.1 million, or approximately 53% of total revenues, as compared to $38.7 million, or approximately 33% of total revenues, in the prior year period. Gross profit in the current year period increased, on a percentage basis, when compared to gross profit in the prior year period due primarily to an increased mix of higher margin products, as well as the items noted above in Cost of Revenues.

Research and Development Expenses

Total research and development expenses for the three month period ended September 30, 2014 were $10.2 million, a decrease of 7%, as compared to $11.0 million in the prior year period. Generic research and development expenses decreased by $0.8 million as compared to the prior year period primarily due to an intangible impairment charge of $0.8 million in the prior year period, for which there was no comparable charge in the current year period.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended September 30, 2014 were $1.1 million, as compared to $4.5 million for the three month period ended September 30, 2013. The decrease in patent litigation expenses of $3.4 million compared to the prior year period was the result of legal activity related to several cases in the prior year period for which there was no corresponding activity in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2014 were $4.9 million, as compared to $3.7 million for the three month period ended September 30, 2013. The increase of $1.2 million compared to the prior year period was primarily the result of an increase in FDA fees of $0.5 million, an increase in selling and marketing expenses of $0.4 million and higher outside consulting fees of $0.2 million.

Impax Division

The following table sets forth results of operations for the Impax Division for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,	September 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Product sales, net	$12,100	$16,562	$(4,462)	(27)%
Other Revenues	266	331	(65)	(20)%
Total revenues	12,366	16,893	(4,527)	(27)%
Cost of revenues	5,073	7,217	(2,144)	(30)%
Gross profit	7,293	9,676	(2,383)	(25)%

Operating expenses:
Research and development	8,770	5,101	3,669	72%
Selling, general and administrative	10,794	10,078	716	7%
Total operating expenses	19,564	15,179	4,385	29%
Loss from operations	$(12,271)	$(5,503)	$(6,768)	nm

*nm-not meaningful

Revenues

Total revenues for the Impax Division were $12.4 million for the three month period ended September 30, 2014, a decrease of $4.5 million over the same period in the prior year, due to lower sales of our Impax-labeled branded Zomig® products which we began selling during the year ended December 31, 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. We continue to commercialize the branded Zomig® nasal spray which has U.S. patents expiring as late as May 2021. Other Revenues for the three month period ended September 30, 2014 remained relatively consistent at $0.3 million compared to the prior year period, representing the recognition of an initial $10.0 million upfront payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. We are currently recognizing this upfront payment as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 103 month period ending December 2018.

Cost of Revenues

Cost of revenues was $5.1 million for the three month period ended September 30, 2014, a decrease of $2.1 million over the prior year period, commensurate with a reduction in revenues related to the loss of exclusivity on branded Zomig® tablets and orally disintegrating tablets.

Gross Profit

Gross profit for the three month period ended September 30, 2014 was $7.3 million, a decrease of $2.4 million over the prior year period, commensurate with a reduction in revenues and other costs noted above.

Research and Development Expenses

Total research and development expenses for the three month period ended September 30, 2014 were $8.8 million, an increase of $3.7 million as compared to $5.1 million in the prior year period. The increase was primarily driven by an increase in research and development expenses related to our branded initiatives and increased personnel costs of $0.4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.8 million for the three month period ended September 30, 2014, an increase of $0.7 million as compared to $10.1 million in the prior year period. The increase was primarily driven by the impact of the change in regulations regarding the branded pharmaceutical drug annual fee.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,	September 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$23,227	$14,219	$9,008	63%
Loss from operations	(23,227)	(14,219)	(9,008)	(63)%

Other income, net	8	(85)	93	nm
Interest income	370	349	21	6%
Interest expense	(25)	(50)	25	(50)%
Loss before income taxes	(22,874)	(14,005)	(8,869)	(63)%
Provision for income taxes	$10,117	$200	$9,917	nm

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2014 were $23.2 million, a 63% increase over the same period in 2013. The increase was principally driven by business development expenses of $5.2 million, higher transitional costs of $1.0 million related to the resignation and appointment, respectively, of our previous and current President and Chief Executive Officer, as compared to the prior year period, legal expenses of $0.7 million and net other costs, primarily information technology, of $2.1 million.

Other Income, net

Other Income, net in the three month period ended September 30, 2014 was income of less than $0.1 million, as compared to a loss of less than $0.1 million in the three month period ended September 30, 2013, primarily related to a decrease in foreign exchange losses.

Interest Income

Interest income in the three month period ended September 30, 2014 was $0.4 million, and was consistent with the same period in 2013.

Interest Expense

Interest expense in the three month period ended September 30, 2014 was less than $0.1 million, and was consistent with the same period in 2013.

Income Taxes

During the three month period ended September 30, 2014, we recorded an aggregate tax provision of $10.1 million for U.S. domestic income taxes and for foreign income taxes. In the three month period ended September 30, 2013, we recorded an aggregate tax provision of $0.2 million for U.S. domestic income taxes and for foreign income taxes. The increase in the tax provision resulted from higher pretax income for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013. Refer to the Results of Operations for the nine month period ended September 30, 2014 for information regarding the effective tax rate.

Results of Operations

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Overview:

The following table sets forth our summarized, consolidated results of operations for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$464,838	$410,761	$54,077	13%

Gross profit	251,832	165,103	86,729	53%

Income from operations	87,668	9,847	77,821	nm

Income before income taxes	88,909	162,775	(73,866)	(45)%
Provision for income taxes	31,676	51,894	(20,218)	(39)%
Net income	$57,233	$110,881	$(53,648)	(48)%

*nm-not meaningful

Total revenues for the nine month period ended September 30, 2014 increased $54.1 million, or 13%, as compared to the same period in 2013. New product launches increased revenues during the nine month period ended September 30, 2014 by $95.1 million, or 23%, compared to the prior year period, primarily related to sales of our authorized generic Renvela® tablets and generic Solaraze®. Decreased product volumes (excluding new product launches) decreased revenues during the nine month period ended September 30, 2014 by $31.2 million, or 8%, compared to the prior year period, while selling price and product mix also decreased revenues by $10.0 million, or 2%, compared to the prior year period. Revenues from our Global Division increased $119.8 million during the nine month period ended September 30, 2014, as compared to the prior year period, driven primarily by sales of our authorized generic Renvela® tablets, in addition to higher sales of our Digoxin and generic Solaraze® products. Revenues from our Impax Division decreased $65.7 million in the nine month period ended September 30, 2014 as compared to the same period in 2013, as a result of a decline in sales of our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Net income for the nine month period ended September 30, 2014 was $57.2 million, a decrease of $53.6 million as compared to net income of $110.9 million for the nine month period ended September 30, 2013. The decrease was primarily attributable to a $102.0 million gain in connection with the settlement of litigation and the June 2010 settlement and license agreement with Endo which we recorded as “Other Income” in the nine month period ended September 30, 2013, as well as the receipt of a $48.0 million payment from Shire in the nine month period ended September 30, 2013, in connection with the settlement of litigation. Also contributing to the change in net income was an increase in Global Product sales related to increased sales on several of our higher margin products, partially offset by a decline in sales of our Impax-labeled branded Zomig® products, as discussed above.

Global Division

The following table sets forth results of operations for the Global Division for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Global Product sales, net	$413,653	$299,231	$114,422	38%
Rx Partner	13,086	9,797	3,289	34%
Other Revenues	4,428	2,323	2,105	91%
Total revenues	431,167	311,351	119,816	38%
Cost of revenues	195,382	193,251	2,131	1%
Gross profit	235,785	118,100	117,685	100%

Operating expenses:
Research and development	32,175	31,972	203	1%
Patent litigation expense	5,006	13,079	(8,073)	(62)%
Selling, general and administrative	11,822	12,597	(775)	(6)%
Total operating expenses	49,003	57,648	(8,645)	(15)%
Income from operations	$186,782	$60,452	$126,330	nm

*nm-not meaningful

Revenues

Total revenues for the Global Division for the nine month period ended September 30, 2014, were $431.2 million, an increase of 38% over the same period in 2013, principally resulting from the increase in Global Product sales, net, as discussed below.

Global Product sales, net, were $413.7 million for the nine month period ended September 30, 2014, an increase of $114.4 million over the same period in 2013, primarily due to sales of our authorized generic Renvela® tablets launched during the three month period ended June 30, 2014 as well as higher sales of our Digoxin products, in addition to the launch of our generic Solaraze® during the fourth quarter of 2013. Any diminution in the consolidated revenue and/or gross profit of any of our products due to competition and/or product supply delays or disruptions or any other reasons in future periods may materially and adversely affect our consolidated results of operations in such future periods.

Rx Partner revenues were $13.1 million for the nine month period ended September 30, 2014, an increase of $3.3 million from the prior year period, resulting from the receipt of a $3.3 million profit share payment pursuant to our agreement with Perrigo, related to the launch of generic Astepro®.

Other Revenues were $4.4 million for the nine month period ended September 30, 2014, with the increase of $2.1 million from the prior year period primarily resulting from the receipt of a milestone payment pursuant to our agreement with a third-party pharmaceutical company.

Cost of Revenues

Cost of revenues was $195.4 million for the nine month period ended September 30, 2014, an increase of $2.1 million compared to the prior year period, primarily related to increased costs of $19.4 million associated with the higher revenue described above. In addition, there was an increase in remediation-related expenses of $3.4 million and an increase in product amortization costs of $4.1 million in the nine month period ended September 30, 2014, as compared to the prior year period. These increases were partially offset by $13.0 million of inventory reserves for products we discontinued and other reserves for pre-launch inventory recorded in the nine month period ended September 30, 2013 due to delays caused by the warning letter related to our Hayward, California manufacturing facility, for which there were no comparable charges in the current period. Additionally, there was a decrease of $10.3 million related to intangible asset impairment charges, as discussed in “Item 1. Financial Statements – Note 9. Goodwill and Intangible Assets,” and a decrease of $1.5 million in separation costs during the nine month period ended September 30, 2014 compared to the prior year period primarily related to the reduction in force recorded in the nine month period ended September 30, 2013.

Gross Profit

Gross profit for the nine month period ended September 30, 2014 was $235.8 million, or approximately 55% of total revenues, as compared to $118.1 million, or approximately 38% of total revenues, in the prior year period. Gross profit in the current year period increased, on a percentage basis, when compared to gross profit in the prior year period due primarily to an increased mix of higher margin products as well as the items noted above in Cost of Revenues.

Research and Development Expenses

Total research and development expenses for the nine month period ended September 30, 2014 were $32.2 million, an increase of $0.2 million, as compared to $32.0 million in the prior year period. The increase of $0.2 million as compared to the prior year period was primarily due to a $4.8 million increase in research and development project activities that were offset by a $3.8 million decrease in certain outside project and service expenses in addition to an intangible impairment charge of $0.8 million in the nine month period ended September 30, 2013, for which there was no comparable charge in the current period.

Patent Litigation Expenses

Patent litigation expenses for the nine month period ended September 30, 2014 were $5.0 million, as compared to $13.1 million for the nine month period ended September 30, 2013. The decrease in patent litigation expenses of $8.1 million compared to the prior year period was the result of legal activity related to several cases in the prior year period for which there was no corresponding activity in the present period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2014 were $11.8 million, as compared to $12.6 million for the nine month period ended September 30, 2013. The decrease of $0.8 million compared to the prior year period was primarily the result of a reduction in selling and marketing expenses.

Impax Division

The following table sets forth results of operations for the Impax Division for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Product sales, net	$32,869	$98,416	$(65,547)	(67)%
Other Revenues	802	994	(192)	(19)%
Total revenues	33,671	99,410	(65,739)	(66)%
Cost of revenues	17,624	52,407	(34,783)	(66)%
Gross profit	16,047	47,003	(30,956)	(66)%

Operating expenses:
Research and development	29,801	19,244	10,557	55%
Selling, general and administrative	31,749	34,677	(2,928)	(8)%
Total operating expenses	61,550	53,921	7,629	14%
Loss from operations	$(45,503)	$(6,918)	$(38,585)	nm

*nm-not meaningful

Revenues

Total revenues for the Impax Division were $33.7 million for the nine month period ended September 30, 2014, a decrease of $65.7 million over the same period in the prior year, due to lower sales of our Impax-labeled branded Zomig® products which we began selling during the year ended December 31, 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. We continue to commercialize the branded Zomig® nasal spray which has U.S. patents expiring as late as May 2021. Other Revenues for the nine month period ended September 30, 2014 were $0.8 million, which was relatively consistent with Other Revenues for the prior year period, representing the recognition of an initial $10.0 million upfront payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. We are currently recognizing this upfront payment as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 103 month period ending December 2018.

Cost of Revenues

Cost of revenues was $17.6 million for the nine month period ended September 30, 2014, a decrease of $34.8 million over the prior year period, commensurate with a reduction in revenues and lower amortization costs related to the loss of exclusivity on branded Zomig® tablets and orally disintegrating tablets.

Gross Profit

Gross profit for the nine month period ended September 30, 2014 was $16.0 million, a decrease of $31.0 million over the prior year period, commensurate with a reduction in revenues and other costs noted above.

Research and Development Expenses

Total research and development expenses for the nine month period ended September 30, 2014 were $29.8 million, an increase of $10.6 million as compared to $19.2 million in the prior year period. The increase was primarily driven by an increase in research and development expenses related to our branded initiatives, a $2.0 million upfront fee paid to DURECT Corporation (“Durect”) under an agreement to acquire the exclusive worldwide rights to develop and commercialize Durect’s investigational transdermal bupivacaine patch for the treatment of pain associated with PHN, referred to as IPX239, and increased personnel costs of $1.7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $31.7 million for the nine month period ended September 30, 2014, a decrease of $2.9 million as compared to $34.7 million in the prior year period. The decrease was primarily driven by a $1.6 million decrease in sales force expenses due to a reduction in force, a $1.7 million decrease in advertising and promotion expenses for Zomig® due to loss of exclusivity of branded Zomig® tablets and orally disintegrating tablets, partially offset by increased personnel costs of $0.4 million.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2014	2013	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$53,611	$43,687	$9,924	23%
Loss from operations	(53,611)	(43,687)	9,924	(23)%

Other income, net	115	152,366	(152,251)	(100)%
Interest income	1,123	940	183	19%
Interest expense	3	(378)	381	nm
(Loss) income before income taxes	(52,370)	109,241	(161,611)	nm
Provision for income taxes	$31,676	$51,894	$(20,218)	(39)%

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the nine month period ended September 30, 2014 were $53.6 million, an increase of $9.9 million over the same period in 2013. The increase was principally driven by increases in business development expenses of $5.2 million, legal expenses of $2.7 million and net other costs, primarily information technology, of $2.0 million.

Other Income, net

Other Income, net for the nine month period ended September 30, 2014, was $0.1 million, a decrease of $152.3 million compared to $152.4 million in the prior year period, primarily resulting from a $102.0 million gain in connection with the settlement of litigation and the June 2010 settlement and license agreement with Endo which we recorded as “Other Income” in the prior year period, as well as a $48.0 million payment received from Shire in connection with the settlement of litigation in the same period, for which there were no comparable gains in the current year period. Partially offsetting this decrease was a $0.9 million loss on disposal of software recoded during the nine month period ended September 30, 2013. Other Income, net in the current year period related to realized exchange rate gains on foreign currency denominated transactions during the nine months ended September 30, 2014. .

Interest Income

Interest income in the nine month period ended September 30, 2014 was $1.1 million, a slight increase over the same period in 2013.

Interest Expense

Interest expense in the nine month period ended September 30, 2014 reflected a slight gain, as compared to expense of $0.4 million in the same period in 2013, as a result of the release of an accrual for estimated interest related to our provision for uncertain tax positions during the nine month period ended September 30, 2014.

Income Taxes

During the nine month period ended September 30, 2014, we recorded an aggregate tax provision of $31.7 million for U.S. domestic income taxes and for foreign income taxes. In the nine month period ended September 30, 2013, we recorded an aggregate tax provision of $51.9 million for U.S. domestic income taxes and for foreign income taxes. The decrease in the tax provision resulted from lower pretax income for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013. The effective tax rate was 36% for the nine month period ended September 30, 2014 and 32% for the nine month period ended September 30, 2013. The increase in the effective tax rate was primarily as a result of the expiration of the Federal Research and Experimental Credit as of December 31, 2013. Other contributing factors to the rate fluctuation include a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation in 2014; and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards. We are closely monitoring the events and circumstances that determine the need for a valuation allowance against these credits. Should we determine the need for such a valuation allowance, it could materially and adversely affect our business, results of operations and financial condition.

Liquidity and Capital Resources

We have historically funded our operations with the proceeds from the sale of debt and equity securities and with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and the provision of services, as well as payments received in connection with legal settlements.

We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future. In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash. We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations, and our bank revolving line of credit, will be sufficient to meet our cash requirements through the next 12 months. We may seek additional financing through alliance, collaboration, and licensing agreements, as well as from the debt or equity capital markets to fund the planned capital expenditures, our research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions. Please refer to “Item 1. Financial Statements – Note 20. Subsequent Events” for details regarding our proposed acquisition of Tower Holdings, Inc. and Lineage Therapeutics, Inc.

Cash and Cash Equivalents

At September 30, 2014, we had $200.5 million in cash and cash equivalents, an increase of $15.9 million as compared to December 31, 2013. As more fully discussed below, the increase in cash and cash equivalents during the nine month period ended September 30, 2014 was primarily driven by $53.9 million of net cash provided by operating activities and $10.7 million of cash provided by financing activities, partially offset by $47.9 million of net cash used in investing activities and a $0.9 million decrease related to the effect of exchange rate changes on cash.

Cash Flows

Nine Month Period Ended September 30, 2014 Compared to the Nine Month Period Ended September 30, 2013

Net cash provided by operating activities for the nine month period ended September 30, 2014 was $53.9 million, a decrease of $101.3 million as compared to the prior year period of $155.3 million net cash provided by operating activities. The period over period decrease in net cash provided by operating activities principally resulted from the receipt of a $102.0 million payment in connection with the settlement of litigation under the June 2010 settlement and license agreement with Endo and the receipt of a $48.0 million payment from Shire in connection with the settlement of litigation during the nine month period ended September 30, 2013. Significant other contributing factors included lower product amortization expense and lower net profit sharing related to the May 2013 loss of exclusivity on certain Zomig® products, lower intangible asset impairment charges, as discussed in “Item 1. Financial Statements – Note 9. Goodwill and Intangible Assets,” lower net inventory reserves, as well as an increased investment in working capital. The increased investment in working capital was related to the timing of income tax payables related to the litigation settlements noted above, as well as an increase in inventory to support planned product launches and higher market share on certain products.

Net cash used in investing activities for the nine month period ended September 30, 2014, was $47.9 million, a decrease of $22.6 million compared to $70.5 million of net cash used in investing activities in the prior year period. The period over period decrease in net cash used was due primarily to a decrease in net purchases of short-term investments, which resulted in a $12.9 million use of cash during the nine month period ended September 30, 2014, as compared to a $46.2 million use of cash during the same period in the prior year. Higher net purchases of short-term investments in the prior year period were a result of the litigation settlements noted above. In addition, during the nine month period ended September 30, 2014, we made $8.0 million in payments for acquisitions and $3.0 million in payments for product licensing rights pursuant to third-party agreements.

Net cash provided by financing activities for the nine month period ended September 30, 2014 was $10.7 million, representing an increase of $4.1 million as compared to $6.6 million of net cash provided by financing activities in the prior year period. The period over period increase in net cash provided by financing activities was due to a $3.1 million increase in cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan, as well as a $1.0 million increase in the tax benefit related to the exercise of employee stock options and vesting of restricted stock during the current period.

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

Borrowings under the Credit Agreement are secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent. As further security, we also pledged to the Administrative Agent 65% of our equity interest in Impax Laboratories (Taiwan), Inc., all of our equity interests in our wholly owned domestic subsidiaries and must similarly pledge all or a portion of our equity interest in future subsidiaries. Under the Credit Agreement, among other things:

●

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, will be due and payable on the maturity date, which will occur on February 11, 2015. There were no balances outstanding under the credit facility as of September 30, 2014 or December 31, 2013.

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

●

We are required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) require us to provide periodic reports, notices of material events and information regarding collateral, (ii) restrict our ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) require the Company to maintain a Total Net Leverage Ratio (which is, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which is, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00, Consolidated EBITDA of at least $50.0 million and Minimum Liquidity (which is, generally unrestricted cash and cash equivalents) of at least $100.0 million. As of September 30, 2014, we were in compliance with the various covenants contained in the Credit Agreement and the Security Agreement. Prior to our execution of the definitive agreement under which we will acquire Tower Holdings, Inc. and Lineage Therapeutics Inc., we received the Administrative Agent’s consent that the execution of such agreement would not result in a breach of the covenants in the Credit Agreement.

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

During the nine month periods ended September 30, 2014 and 2013, unused line fees incurred under the Credit Agreement were $93,000 and $107,000, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

As of September 30, 2014, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In July 2014, the IRS issued final regulations related to the branded pharmaceutical drug (BPD) annual fee under the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The final regulations indicate that an entity’s obligation to pay its portion of the BPD fee in any given calendar year is not triggered by the first qualifying sale in that calendar year but instead by the qualifying sales in the previous year. As a result, during the three month period ended September 30, 2014, we recorded a charge of $0.7 million in connection with the implementation of this updated guidance.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

During the quarter ended September 30, 2014, except as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

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

In July 2014, the FDA conducted an inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. At the time of the inspections, the FDA did not provide any status or classification to either the Form 483 observations on our Hayward or Taiwan manufacturing facilities and, pursuant to its established regulatory process, would wait until they have received and reviewed our responses to classify those inspections. In September 2014, the FDA informed us that the PDUFA date for our branded product candidate, RYTARY™, has been extended from October 9, 2014 to January 9, 2015 after we amended the chemical, manufacturing and control (CMC) section of our NDA subsequent to our submission of responses to the July 2014 Form 483 observations at our Taiwan manufacturing facility. The FDA notified us that such amendment constituted a major amendment and as the receipt date of the additional information was within three months of the October PDUFA date, the FDA extended the PDUFA date to review the information. No additional clinical information was requested by the FDA at such time.

To date, the FDA has not notified us of any additional enforcement actions at either the Hayward or Taiwan manufacturing facilities, however, no assurance can be given as to whether the FDA will take any further actions. We are currently providing updates to the Form 483s to the agency. We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our existing products.

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

Risks Related to the Proposed Acquisition of Tower Holdings, Inc. and Lineage Therapeutics Inc.

We may not complete the proposed acquisition of Tower Holdings, Inc. (“Tower”) and Lineage Therapeutics Inc. (“Lineage”) within the time frame we anticipate or at all, which could have a material adverse effect on our business.

On October 8, 2014, we entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) pursuant to which we will acquire all the outstanding shares of common stock of Tower and Lineage, and the options and warrants to purchase or acquire shares of Tower common stock and shares of Lineage common stock will be cancelled, for a purchase price of $700 million in cash, subject to customary adjustments for working capital, net debt and transaction expenses. The closing of the transaction is subject to the satisfaction or waiver of certain customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the accuracy of the representations and warranties, and performance of covenants. On October 22, 2014, in connection with the Stock Purchase Agreement, we entered into an amended and restated commitment letter (the “Commitment Letter”), which amended and restated the commitment letter dated on October 8, 2014 with Barclays Bank plc (“Barclays”), Royal Bank of Canada (“Royal Bank”), Wells Fargo Bank, National Association (“Wells Fargo”) and Wells Fargo Securities, LLC (“Wells Fargo Securities” and together with Barclays, Royal Bank and Wells Fargo, the “Lenders”) pursuant to which the Lenders have severally but not jointly committed to provide a $25.0 million senior secured revolving credit facility and a $435.0 million senior secured term loan facility in an aggregate principal amount of up to $460.0 million for the purposes of financing the proposed acquisition of Tower and Lineage and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the Commitment Letter. The obligations of the Lenders to provide debt financing under the Commitment Letter is subject to a number of conditions, including (i) absence of a Material Adverse Effect (as defined in the Stock Purchase Agreement) that would result in a failure of a condition under the Stock Purchase Agreement, (ii) execution and delivery by us of definitive documentation with respect to the debt financing consistent with the term sheet attached to the Commitment Letter; (iii) the accuracy of certain specified representations and warranties in the debt documents; (iv) concurrent consummation of the proposed transaction in accordance with the Stock Purchase Agreement (without giving effect to any amendments to the Stock Purchase Agreement or any waivers thereof that are materially adverse to the Lenders under the credit facility without the consent of the Lenders, in their capacity as lead arrangers; (v) delivery of certain customary closing documents (including, among others, a customary solvency certificate), specified items of collateral (where applicable) and certain Tower and Lineage financial statements; and (vi) payment of applicable costs, fees and expenses. The final termination date of the Commitment Letter is March 30, 2015.

The proposed transaction is also subject to other risks and uncertainties, such as the possibility that we do not satisfy the conditions to obtain the debt financing under the Commitment Letter or that either we or the Sellers (as defined in the Stock Purchase Agreement) could exercise our respective termination rights. In the event that the transaction is not consummated or is materially delayed for any reason, we will have spent considerable time and resources and incurred substantial costs related to the acquisition, many of which must be paid even if the transaction is not completed. We cannot provide any assurance that the proposed transaction will be completed or that there will not be a delay in the completion of the transaction. If the acquisition is not consummated, our reputation in our industry and in the investment community could be damaged, and the market price of our common stock could decline.

Failure to consummate the acquisition of Tower and Lineage could negatively impact the share price of our common stock.

If the proposed acquisition of Tower and Lineage is not consummated, the stock price of our common stock may be materially and adversely affected. Without realizing any of the benefits of having consummated the transactions, we will be subject to a number of risks, including that the current price of our common stock may reflect a market assumption that the proposed acquisition of Tower and Lineage will occur. A failure to complete the acquisition could therefore result in a material decline in the price of our common stock.

We may experience difficulties in integrating the operations of Tower and Lineage into our business and in realizing the expected benefits of the proposed acquisition.

The success of the proposed acquisition of Tower and Lineage, if completed, will depend in part on our ability to realize the anticipated business opportunities and growth prospects from combining the operations of Tower and Lineage with our business in an efficient and effective manner. We may never realize these business opportunities and growth prospects. Further, our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures.

Tower and Lineage will continue to operate independently of us until the closing of the transaction. The integration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the transaction, and could harm our financial performance. If we are unable to successfully or timely integrate the operations of Tower and Lineage with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the proposed transaction, and our business, results of operations and financial condition could be materially and adversely affected.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended September 30, 2014.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	16,739 shares of common stock	$29.76	—	—
August 1, 2014 to August 31, 2014	—	—	—	—
September 1, 2014 to September 30, 2014	—	—	—	—

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

2.1

Stock Purchase Agreement, dated October 8, 2014, by and among Impax Laboratories, Inc., Tower Holdings, Inc. (“Tower”), Lineage Therapeutics Inc. (“Lineage”), Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., the other stockholders of Tower and Lineage, the holders of options to purchase shares of Tower common stock and options to purchase shares of Lineage common stock, the holders of warrants to acquire shares of Tower common stock and warrants to acquire shares of Lineage common stock and, solely with respect to Section 8.3, Roundtable Healthcare Management II, LLC.(1)*

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2014 and 2013 and (v) Notes to Interim Consolidated Financial Statements.

  *Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2014		Impax Laboratories, Inc.

	By:	/s/ G. Frederick Wilkinson

Name: G. Frederick Wilkinson

Title: President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Chief Financial Officer and
Senior Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1

Stock Purchase Agreement, dated October 8, 2014, by and among Impax Laboratories, Inc., Tower Holdings, Inc. (“Tower”), Lineage Therapeutics Inc. (“Lineage”), Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., the other stockholders of Tower and Lineage, the holders of options to purchase shares of Tower common stock and options to purchase shares of Lineage common stock, the holders of warrants to acquire shares of Tower common stock and warrants to acquire shares of Lineage common stock and, solely with respect to Section 8.3, Roundtable Healthcare Management II, LLC.(1)*

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for each of the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2014 and 2013 and (v) Notes to Interim Consolidated Financial Statements.

*Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

(1)     Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2014.