Form 10-K
period 2014-12-31
IMPAX LABORATORIES INC
filed 2015-02-26
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(510) 476-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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
Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The NASDAQ Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014), was approximately $1,794,555,000.

As of February 13, 2015, there were 71,330,034 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 13, 2015 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Annual Report on Form 10-K. Such risks and uncertainties include fluctuations in our revenues and operating income, our ability to promptly correct the issues raised in the warning letter and Form 483 observations we received from the FDA, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, our ability to receive a return on our capital on our development of generic drugs, our ability to achieve expected results in our research and development efforts in our branded pharmaceutical products, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of IPX066 outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions and investments, our ability to meet expectations regarding the timing and completion of the proposed transaction with Tower Holdings Inc. and Lineage Therapeutics Inc., our ability to consummate such proposed transaction, the conditions to the completion of such proposed transaction (including the receipt of the regulatory approvals required for the transaction not being obtained on the terms expected or on the anticipated schedule), the integration of the acquired business being more difficult, time-consuming or costly than expected, operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the proposed transaction, the retention of certain key employees of the acquired business being difficult, the acquired business's expected or targeted future financial and operating performance and results, the combined company's capacity to bring new products to market, and the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the proposed transaction within the expected time-frames or at all and to successfully integrate the acquired business, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described below in “Item 1A Risk Factors.” You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

RYTARY™ is a trademark of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

PART I

Item 1.	Business

Overview

We are a technology-based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development and marketing of branded products. We operate in two segments, referred to as the “Global Pharmaceuticals Division” (“Global Division”) and the “Impax Pharmaceuticals Division” (“Impax Division”). The Global Division concentrates its efforts on the development, manufacture, sale and distribution of our generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. The Impax Division is engaged in the development of proprietary brand pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing the treatment of central nervous system (“CNS”) disorders. The Impax Division is also engaged in the sale and distribution of branded Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”). Each of the Global Division and the Impax Division also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities. See “Item 15. Exhibits and Financial Statement Schedules — Note 17. Segment Information,” for financial information about our segments for the years ended December 31, 2014, 2013 and 2012.

The following information summarizes our generic pharmaceutical product development activities since inception through February 6, 2015:

●

65 Abbreviated New Drug Applications (“ANDAs”) approved by the U.S. Food and Drug Administration (“FDA”), which include generic versions of brand name pharmaceuticals such as Brethine®, Florinef®, Minocin®, Claritin-D® 12-hour, Claritin-D® 24-hour, Wellbutrin SR®, Wellbutrin XL®, Ditropan XL®, Depakote ER® and Prilosec®.

●	21 applications pending at the FDA that represent approximately $11.1 billion in 2014 U.S. product sales.
●	21 products in various stages of development for which applications have not yet been filed.

In addition, we have one internally developed branded pharmaceutical product, RYTARY™ (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease (“PD”), post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication which was approved by the FDA on January 7, 2015. We also have other programs in varying stages of development.

Our Strategy

We plan to continue to expand our Global Division through targeted ANDAs and a first-to-file and first-to-market strategy. Our products and product candidates are generally difficult to formulate and manufacture, providing certain competitive advantages. In addition to our product pipeline of 21 pending applications at the FDA as of February 6, 2015, we are continuing to evaluate and pursue external growth initiatives including acquisitions and partnerships.

A core component of our strategy includes our ongoing focus in our Impax Division on proprietary brand-name pharmaceutical products to treat CNS disorders. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies. We plan to continue investing in our development pipeline.

Acquisition of Tower Holdings, Inc. and Lineage Therapeutics Inc.

On October 8, 2014, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which we will acquire all the outstanding shares of common stock of Tower Holdings, Inc. (“Tower”), including its operating subsidiaries CorePharma, LLC and Amedra Pharmaceuticals LLC, and of Lineage Therapeutics Inc. (“Lineage”) (the “Transaction”) for a purchase price of $700.0 million in cash, subject to customary adjustments for working capital, net debt and transaction expenses. The closing of the Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the accuracy of the representations and warranties, and performance of covenants. The privately-held companies to be acquired in the Transaction specialize in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. Following the closing of the Transaction, which is expected to occur in the first quarter of 2015, Tower and Lineage will become our wholly owned subsidiaries. We expect to finance the Transaction from cash on hand and borrowings under a new credit facility, as discussed in “Item 15. Exhibits and Financial Statement Schedules - Note 11. Revolving Line of Credit.”

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

As of February 6, 2015, we marketed 96 generic pharmaceutical products representing dosage variations of 29 different pharmaceutical compounds through our Global Division, and five other generic pharmaceutical products, representing dosage variations of two different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of February 6, 2015, our marketed generic products include, but are not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®), authorized generic Renvela® and oxymorphone hydrochloride extended release tablets (AB rated to original OPANA® ER).

As of February 6, 2015, we had 21 applications pending at the FDA. The following table lists our publicly identified product applications pending at the FDA as of February 6, 2015:

Product	Generic of
Colesevelam Tablets 625 mg	Welchol®
Dutasteride/Tamsulosin Capsules 0.5 mg/0.4 mg	Jalyn®
Ezetimibe Simvastatin Tablets 10/10 mg, 10/20 mg, 10/40 mg, 10/80 mg	Vytorin®
Fenofibric Acid DR Capsules 45 and 135 mg	Trilipix®
Fentanyl Buccal Tablet 100, 200, 400, 600, 800 mcg	Fentora®
Guanfacine ER Tablets 1, 2, 3, 4 mg	Intuniv®
Methylphenidate HCI 18, 27, 36 and 54 mg ER Tablets	Concerta®
Mixed Amphetamine Salts ER Capsules 5, 10, 15, 20, 25, 30 mg	Adderall XR®
Oxycodone ER Tablets (new formulation) 10, 15, 20, 30, 40, 60, 80 mg	Oxycontin®
Oxymorphone ER Tablets version 5, 7.5, 10, 15, 20, 30 and 40 mg (new formulation)	Opana® ER
Risedronate Sodium DR Tablets 35 mg	Atelvia®
Sevelamer Carbonate Tablets 800 mg	Renvela®

Impax Division

The Impax Division is focused on the development and promotion through our specialty sales force of proprietary branded pharmaceutical products for the treatment of CNS disorders, which include migraine, multiple sclerosis, Parkinson’s disease and postherpetic neuralgia. We estimate there are approximately 11,000 neurologists in the United States. Historically, a concentrated number of these neurologists are responsible for writing the majority of CNS prescriptions. CNS is the largest therapeutic category in the United States with 2014 sales of about $69.7 billion, or 18% of the $389 billion U.S. prescription drug market. CNS product sales grew 6.2% in 2014, compared to 12.5% growth for the overall pharmaceutical market, while total CNS prescriptions increased 2.4%, consistent with the overall pharmaceutical industry growth rate. (Source: IMS Health).

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

In the development of our pipeline products, we apply formulation and development expertise to develop differentiated, modified, or controlled-release versions of drug substances that are currently marketed either in the U.S. or outside the U.S. We currently have one internally developed branded pharmaceutical product, RYTARY™ (IPX066) for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015. We filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 (RYTARY™) on November 5, 2014 and the filing was accepted by the EMA on November 26, 2014. We are also seeking to identify a licensing partner for the development and commercialization of IPX066 in countries outside of the U.S.

The RYTARY™ NDA was submitted as a 505(b)(2) application and includes data from three controlled Phase III studies and two open label extensions of RYTARY™ in early and advanced Parkinson’s disease. In these trials, RYTARY™ has been studied in approximately 1,000 Parkinson’s disease subjects. Our Phase III clinical program for RYTARY™ included the APEX-PD clinical trial in subjects with early Parkinson’s disease, completed in September 2010, the ADVANCE-PD clinical trial in subjects with advanced Parkinson’s disease, completed in March 2011, and the ASCEND-PD comparative study of RYTARY™ and carbidopa-levodopa (“CD-LD”) plus entacapone in subjects with advanced Parkinson’s disease, completed in August 2011. RYTARY™ is an extended release oral capsule formulation of CD-LD which is intended to maintain consistent plasma concentration of levodopa for a longer duration versus immediate release levodopa, which may have an impact on fluctuations in clinical response.

We have a number of product candidates that are in varying stages of development and currently intend to expand our portfolio of branded pharmaceutical products through internal development and through licensing and acquisitions.

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

Global Division – Alliance and Collaboration Agreements

License and Distribution Agreement with Shire

In January 2006, we entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which we received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. We commenced sales of the AG Product in October 2009. On February 7, 2013, we entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of our litigation with Shire relating to Shire’s supply of the AG Product to us under the Prior Shire Agreement. During 2013, we received a payment of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 under the line item “Other Income” on our consolidated statement of operations.

Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and we are responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of our generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to us as of the end of the Supply Term. We are required to pay a profit share to Shire on sales of the AG Product, of which we owed a profit share payable to Shire of $21,089,000, $20,406,000 and $70,948,000 on sales of the AG Product during the years ended December 31, 2014, 2013 and 2012, respectively, with a corresponding charge included in the cost of revenues line in our consolidated statement of operations. Although the Supply Term expired on September 30, 2014, we are permitted under the terms of the agreement to sell AG Products that we hold in our inventory or owed to us by Shire under the agreement until all such products are sold. We will continue to pay a profit share to Shire on sales of such products.

Development, Supply and Distribution Agreement with Tolmar, Inc.

In June 2012, we entered into a Development, Supply and Distribution Agreement with Tolmar (“Tolmar Agreement”). Under the terms of the Tolmar Agreement, Tolmar granted us an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and we are responsible for marketing and sale of the products. We are required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. We paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment during the year ended December 31, 2012. During the fourth quarter ended December 31, 2013, we made a $12,000,000 payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the agreement. During the fourth quarter of 2014, we paid a $2,000,000 milestone payment to Tolmar related to the Diclofenac Sodium Gel 3% (Solaraze) product pursuant to the Tolmar Agreement in accordance with the terms thereof. Under the Tolmar Agreement, we may be required to pay up to an aggregate of $10,000,000 in additional contingent milestone payments if certain commercialization events occur.

We are required to pay a profit share to Tolmar on sales of the topical products, of which we owed a profit share payable to Tolmar of $15,995,000, $3,905,000 and $551,000 on sales of the topical products during the years ended December 31, 2014, 2013 and 2012, respectively, with a corresponding charge included in the Cost of Revenues line item on our consolidated statement of operations.

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

	Year Ended December 31,
$’s in 000’s	2014		2013		2012
Gross Revenue and % Gross Revenue
Rx Partner	$14,114	1%	$11,639	1%	$12,945	1%
OTC Partner	$1,319	1%	$1,173	1%	$11,602	1%

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

The 12 covered products under the Teva Agreement represent 22 different product/strength combinations, of which, as of February 6, 2015, three are currently being marketed and four are awaiting FDA approval. Of the 22 product/strength combinations, 20 are publicly disclosed. In July 2010, we amended the Teva Agreement to terminate its provisions with respect to the Prilosec® products. Additionally, in exchange for the return of product rights, the Company agreed to pay to Teva a profit share on future sales of the Allegra-D® product, if any, with such profit share payments not to exceed an aggregate amount of $3.0 million. As of February 6, 2015, we are supplying Teva with Ditropan XL® 5, 10 and 15 mg extended release tablets as the other products have either been returned to us, are manufactured by Teva at its election, were voluntarily withdrawn from the market, have not yet approved by the FDA or our obligations to supply such product expired or were terminated in accordance with the agreement.

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

OTC Partner Alliance Agreements

We have a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) relating to our generic Claritin-D® 12-hour extended release product (the “Pfizer Agreement”). Under the Pfizer Agreement, which was entered into in 2002, we received an upfront payment of $0.35 million and product development milestone payments aggregating $2.0 million. We also receive quarterly royalty payments which are calculated as a percentage (less than 10%) of Pfizer’s sales of products covered by the agreement. Pfizer launched the 12-hour product in May 2003 as its OTC Alavert D-12 Hour®. We do not expect to receive any additional milestone payments under the agreement. This agreement with Pfizer terminates in April 2018. In December 2011, we and Pfizer entered into an agreement with L. Perrigo Company (“Perrigo”) whereby the parties agreed that we would supply our generic Claritin-D® 5 mg/120 mg 12-hour extended release product tablets to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of our business and the over-the-counter pharmaceutical products we sell to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and Perrigo. We recognize profit share revenue in the period earned.

Research Partner Alliance Agreement

In November 2008, we entered into a Joint Development Agreement with Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), providing for collaboration in the development of five dermatological products, including four of our generic products and one branded advanced form of Valeant’s SOLODYN® product. Valeant paid us an upfront fee of $40.0 million in December 2008. We have also received an aggregate of $15.0 million in milestone payments consisting of two $5.0 million milestone payments, paid by Valeant in March 2009 and September 2009, a $2.0 million milestone payment received in December 2009, and a $3.0 million milestone payment received in March 2011. We have the potential to receive up to an additional $8.0 million of contingent regulatory milestone payments as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® product under this agreement. We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these regulatory milestones as revenue when achieved. We do not expect to receive any of these additional milestone payments during the fiscal year ending December 31, 2015. To the extent we commercialize any of the four generic dermatology products covered by the agreement, we will pay to Valeant a gross profit share on sales of such products. We began selling one of the four dermatology products during the year ended December 31, 2011. During the three month period ended March 31, 2013, we extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities. All deferred revenue under the Joint Development Agreement was recognized as of December 31, 2014.

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

Co-Promotion Agreement with Pfizer Inc.

In March 2010, we entered into a First Amendment to our Co-Promotion Agreement ("Pfizer Co-Promotion Agreement") with Pfizer. Our obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012. Prior to such time, we received a fixed fee for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. Pfizer owned the product and was responsible for all pricing and marketing literature as well as product manufacture and fulfillment. We recognized revenue of $7.1 million in the year ended December 31, 2012 under the Pfizer Co-Promotion Agreement, which is presented in the line item “Other Revenues” in “Item 15. Exhibits and Financial Statement Schedules – Note 20 - Supplementary Financial Information.”

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

Competition

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Actavis plc., Mylan Inc., Ranbaxy Laboratories Ltd., Lannett Company, Inc., Lupin Pharmaceuticals, Inc., Par Pharmaceutical Companies, Inc. and Sandoz.

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

In the brand-name pharmaceutical market, we market Impax-labeled branded Zomig® products pursuant to the AZ Agreement. We received approval from the FDA on January 7, 2015 to market and sell RYTARY™, our first internally developed branded pharmaceutical product for the treatment of Parkinson’s disease, and we currently plan to fully launch our sales and marketing efforts for the product in early April 2015. We currently expect our principal competitors in the branded pharmaceutical products market to include pharmaceutical companies that are focused on Parkinson’s disease and other CNS disorders.

A description of the competition we face from brand-name and generic pharmaceutical companies is included in “Item 1A. Risk Factors”.

Sales and Marketing

We market and sell our generic pharmaceutical prescription drug products within the continental United States and the Commonwealth of Puerto Rico. We have not made sales in any other jurisdictions over the last three fiscal years. We derive a substantial portion of our revenue from sales to a limited number of customers. The customer base for our products consists primarily of drug wholesalers, warehousing chain drug stores, mass merchandisers, and mail-order pharmacies. We market our products both directly, through our Global Division, and indirectly through our Rx Partner and OTC Partner alliance and collaboration agreements. Together, our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, CVS Caremark Corporation and Wal-Mart Stores, accounted for 80% of our gross revenue for the year ended December 31, 2014. These five customers individually accounted for 36%, 20%, 19%, 3% and 2%, respectively, of our gross revenue for the year ended December 31, 2014. We do not have long-term contracts in effect with our five major customers. A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

With respect to our branded pharmaceutical products, we began marketing Impax-labeled Zomig® products during the year ended December 31, 2012 pursuant to the terms of the AZ Agreement through our specialty sales force. We also currently expect to fully launch our sales and marketing efforts for RYTARY™, our first internally developed branded pharmaceutical product for the treatment of Parkinson’s disease, in early April 2015.

Manufacturing and Distribution

We source our finished dosage form products from our own facilities in Hayward, California and Taiwan. We also use several contract manufacturers for this purpose. We package our products at our Philadelphia, Pennsylvania facility and at several contract packagers. We operate our own distribution center in New Britain, Pennsylvania.

We completed construction of a new manufacturing facility in Taiwan, installed equipment and received FDA approval of the facility during 2009. We initiated construction of an expansion to the Taiwan facility during 2009 and have expanded the facility in stages. As of May 2014, the second phase of the expansion was completed and the manufacturing equipment in the facility was qualified for their intended use. A major portion of this second phase expansion was dedicated to the production of RYTARY™. We completed transfer of a substantial portion of our Hayward, California production to the lower cost production site in Taiwan during 2013 to create capacity for future products being launched from the Hayward facility. We currently plan to continue increasing production at our Taiwan facility of tablets and capsules in support of transferred products and in preparation for the growth of RYTARY™ during 2015. See also “Item 15. Exhibits and Financial Statement Schedules — Note 17. Segment Information” and “Note 18. Commitments and Contingencies” for a discussion of our Taiwan facility.

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

During the quarters ended March 31, 2012 and March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and provided the FDA with updates regarding the completion status of our corrective actions. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. The FDA performed a re-inspection of our Hayward manufacturing facility during June and July 2014. At the conclusion of the re-inspection, the FDA issued a Form 483 with seven inspectional observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013. We provided the FDA with what we believe to be our complete written response and updates regarding the completion status of our corrective actions through December 2014. To date, we have not been informed by the FDA as to whether a satisfactory re-inspection of our Hayward manufacturing facility will be required to close out the warning letter and resolve the 2014 Form 483 observations on our Hayward manufacturing facility.

In July 2014, the FDA conducted an inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. At the time of the inspections, the FDA did not provide any status or classification to either the Form 483 observations on our Hayward or Taiwan manufacturing facilities and, pursuant to its established regulatory process, would wait until they have received and reviewed our responses to classify those inspections. We received and responded to a request for additional information from the FDA regarding our Taiwan facility in December 2014. On January 7, 2015, we received approval from the FDA for RYTARY™, our first internally developed branded product for the treatment of Parkinson’s disease, which is manufactured in our Taiwan facility.

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

Research and Development

We conduct most of our research and development activities at our facilities in Hayward, California, with a staff of 130 employees as of December 31, 2014. In addition, we have outsourced a number of research and development projects to offshore laboratories.

We spent approximately $79.1 million, $68.9 million and $81.3 million on research and development activities during the years ended December 31, 2014, 2013 and 2012, respectively, as more fully set out in the tables below. The research and development expenses in the year ended December 31, 2014 included $1.5 million related to our reduction in workforce, included in the line item “Personnel expenses” below.

	Global	Impax	Total
	Division	Division	Impax
	($ in millions)
Year Ended December 31, 2014

Clinical study expenses	$10.2	$7.6	$17.8
Personnel expenses	17.1	17.7	34.8
Experimental materials	5.0	0.7	5.7
Outside services	2.7	4.9	7.6
Facility expenses	2.7	1.1	3.8
Legal expenses	0.3	1.0	1.3
Other	2.9	5.2	8.1
Total	$40.9	$38.2	$79.1

	Global	Impax	Total
	Division	Division	Impax
	($ in millions)
Year Ended December 31, 2013

Clinical study expenses	$14.9	$6.0	$20.9
Personnel expenses	14.9	15.7	30.6
Experimental materials	2.8	1.1	3.9
Outside services	2.4	1.4	3.8
Facility expenses	2.6	1.1	3.7
Legal expenses	0.9	0.4	1.3
Other	2.9	1.8	4.7
Total	$41.4	$27.5	$68.9

	Global	Impax	Total
	Division	Division	Impax
	($ in millions)
Year Ended December 31, 2012

Clinical study expenses	$13.7	$10.6	24.3
Personnel expenses	17.2	14.6	31.8
Experimental materials	3.7	0.9	4.6
Outside services	2.6	2.6	5.2
Facility expenses	2.8	1.0	3.8
Legal expenses	1.4	0.8	2.2
Other	7.1	2.3	9.4
Total	$48.5	$32.8	$81.3

We do not generally track research and development expense by individual product in either the Global Division or the Impax Division.

In the Global Division, we focus our research and development efforts based on drug-delivery technology and on products that we believe may have certain competitive advantages, rather than on any particular therapeutic area. As of February 6, 2015, the Global Division had 21 product applications pending with the FDA and another 21 products in development. Accordingly, we believe that our generic pipeline products will, in the aggregate, generate a significant amount of revenue for us in the future. However, while a generic product is still in development, we are unable to predict the level of commercial success that the product may ultimately achieve given the uncertainties relating to the successful and timely completion of bioequivalence studies, ANDA filing, receipt of marketing approval and resolution of any related patent litigation, as well as the amount of competition in the market at the time of product launch and thereafter and other factors detailed in “Item 1A Risk Factors.” Additionally, we do not believe that any individual generic pipeline product is currently significant in terms of accrued or anticipated research and development expense given the large volume of products under development in the Global Division, as detailed above. Further, on a per product basis, development costs for generic products tend to be significantly lower than for branded products, as the process for establishing bioequivalence is significantly less extensive than the standard clinical trial process. The regulatory approval process is significantly less onerous as well.

In the Impax Division, we currently have one internally developed branded pharmaceutical product, RYTARY™ (IPX066) for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015. We currently plan to fully launch our sales and marketing efforts for the product in early April 2015. We also have a number of product candidates that are in varying stages of development. While we believe the pipeline products in this division are potentially viable, profitable product candidates for us, given the uncertainties relating to the successful completion of clinical trials, the FDA approval process for branded products, reimbursement levels, the amount of competition at the time of product launch and thereafter and other factors detailed in “Item 1A Risk Factors,” such pipeline products are too early in the development process to be considered significant at this point in time.

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

Unless otherwise indicated, all product sales data and U.S. market size data in this Annual Report on Form 10-K are based on information obtained from IMS Health, unrelated third-party providers of prescription market data. We did not independently engage IMS Health to provide this information.

Employees

As of December 31, 2014, we had 1,061 full-time employees, of which 505 were in operations, 132 in research and development, 259 in the quality area, 120 in legal and administration, and 45 in sales and marketing. None of our employees are subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.

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
●

our ability to resolve the Form 483 observations and warning letter issued by the FDA and the effect of any product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals resulting therefrom;

●	the timing of process validation for particular drug products;
●	the timing of product launches, and market acceptance of such products launched;
●	changes in the amount we spend to research, develop, acquire, license or promote new products;
●	the outcome of our clinical trial programs;
●	serious or unexpected health or safety concerns with our products, the brand products we have genericized, or our product candidates;
●	the introduction of new products by others that render our products obsolete or noncompetitive;
●	the ability to maintain selling prices and gross margins on our products;
●	changes in our policies regarding returns, rebates, allowances and chargebacks for our products;
●	the outcome of our patent infringement litigation and other litigation matters and expenditures as a result of such litigation;
●	the ability to comply with complex governmental regulations which deal with many aspects of our business;
●	changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid and similar state programs;
●	increases in the cost of raw materials used to manufacture our products;
●	manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;
●	the ability of our license partner(s) to secure regulatory approval, gain market share, sales volume, and sales milestone levels;
●	timing of revenue recognition related to our alliance and collaboration agreements;
●	the ability to protect our intellectual property and avoid infringing the intellectual property of others; and
●	the addition or loss of customers.

As an illustration, we earned significant revenues and gross profit from sales of our authorized generic Adderall XR® and fenofibrate products during fiscal years 2012, 2013 and 2014. With respect to our authorized generic Adderall XR® products, in June 2012, an unrelated pharmaceutical company received FDA approval for a competitor product to our authorized generic Adderall XR® products and began marketing this product. Further, we were dependent on another unrelated third-party pharmaceutical company to supply us with such products we market and sell through our Global Division. Our supply agreement with such third party for the supply of generic Adderall XR® products expired on September 30, 2014. Although we continue to market and sell generic Adderall XR® products that we have in inventory, we will not earn any future revenue from the sale of such products after we exhaust our inventory. With respect to our fenofibrate products, in October 2012, a competitor product to our fenofibrate capsule was approved for sale by the FDA. As a result of these competing products, we have experienced significant diminution of our sales revenue and gross profit from our generic Adderall XR® and fenofibrate products. In our branded products division, we earned significant revenues and gross profit from sales of our Impax-labeled Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulation products that we began selling during the year ended December 31, 2012 pursuant our Distribution, License, Development and Supply Agreement with AstraZeneca.  In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we experienced diminution of our sales revenue and gross profit from those products as a result of increased competition. We launched authorized generic versions of those products in the United States. We continue to commercialize the branded Zomig® nasal spray which has U.S. patents expiring as late as May 2021, which patents have been challenged by an ANDA filer seeking to market a generic to Zomig® nasal spray.

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

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility citing deviations from current Good Manufacturing Practices (cGMP), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls. The FDA observations set forth in the warning letter related to sampling and testing of in-process materials and drug products, production record review, and our process for investigating the failure of certain manufacturing batches (or portions of batches) to meet specifications. During the quarters ended March 31, 2012 and March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response and updates to the FDA regarding the completion status of our corrective actions. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. The FDA performed a re-inspection of our Hayward manufacturing facility during June and July 2014. At the conclusion of the re-inspection, the FDA issued a Form 483 with seven inspectional observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013. We provided the FDA with what we believe to be our complete written response and updates regarding the completion status of our corrective actions through December 2014. To date, we have not been informed by the FDA as to whether a satisfactory re-inspection of our Hayward manufacturing facility will be required to close out the warning letter and resolve the 2014 Form 483 observations on our Hayward manufacturing facility.

In July 2014, the FDA conducted an inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. At the time of the inspections, the FDA did not provide any status or classification to either the Form 483 observations on our Hayward or Taiwan manufacturing facilities and, pursuant to its established regulatory process, would wait until they have received and reviewed our responses to classify those inspections. We received and responded to a request for additional information from the FDA regarding our Taiwan facility in December 2014. On January 7, 2015, we received approval from the FDA for the sale and marketing of RYTARY™, our first internally developed branded product for the treatment of Parkinson’s disease, which is manufactured in our Taiwan facility.

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

Our financial results depend upon our ability to introduce and commercialize additional generic and branded products in a timely manner. In the generic pharmaceutical products market, revenue from newly launched generic products that we are the first to market is typically relatively high during the period immediately following launch and can be expected generally to decline over time. Revenue from generic drugs in general can also be expected to decline over time. Revenue from branded pharmaceutical products can be expected to decline as the result of entry of new competitors, particularly of companies producing generic versions of the branded products. Our continued growth is therefore dependent upon our ability to continue to successfully introduce and commercialize new generic and branded products. As of February 6, 2015, we had 21 product applications pending at the FDA for generic versions of brand-name pharmaceuticals. In our branded products division, we have one internally developed branded pharmaceutical product, RYTARY™, an extended-release oral capsule formulation of carbidopa-levodopa, for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication that was approved by the FDA on January 7, 2015. We also have a number of other product candidates that are in varying stages of development. The development and commercialization process for our products, particularly of our branded products, is time-consuming, costly and involves a high degree of business risk. The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development. Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market them successfully or profitably or, with respect to our generics products, we may not be able to market them at all if we do not prevail in the patent infringement litigation in which we are involved. Our future results of operations will depend significantly upon our ability to timely develop, receive FDA approval for, and market new pharmaceutical products or otherwise acquire new products.

A substantial portion of our total revenues is derived from sales to a limited number of customers.

We derive a substantial portion of our revenue from sales to a limited number of customers. In 2014, our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, CVS Caremark Corporation and Wal-Mart Stores accounted for 36%, 20%, 19%, 3% and 2%, respectively, or an aggregate of 80%, of our gross revenue.

A reduction in, or loss of business with, any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

A substantial portion of our total revenues is derived from sales of a limited number of products.

We derive a substantial portion of our revenue from sales of a limited number of products. In 2014, our top five products in our Global Division accounted for 15%, 8%, 6%, 6% and 6%, or an aggregate of 41%, of Global product sales, net. In our Impax Division, revenue from sales of branded Zomig® products pursuant to our Distribution, License, Development and Supply Agreement with AstraZeneca accounted for 100% of our Impax product sales, net. The sale of our products can be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

The pharmaceutical industry is highly competitive and many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. In addition, pharmaceutical manufacturers’ customer base consists of an increasingly limited number of large pharmaceutical wholesalers, chain drug stores that warehouse products, mass merchandisers, mail order pharmacies. Our competitors may be able to develop products competitive with or more effective or less expensive than our own for many reasons, including that they may have:

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

With respect to generic pharmaceutical products, FDA approval of our ANDAs may be delayed if a branded pharmaceutical company files patent infringement suits that automatically delay FDA approval of generic products, or obtains new patents and brings new patent infringement suits. Further, the FDA approval process often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. As competition from other generic pharmaceutical companies intensifies, selling prices and gross profit margins often decline, which has been our experience with our existing products. Moreover, with respect to products for which we file a Paragraph IV certification, if we are not the first ANDA filer challenging a listed patent for a product, we are at a significant disadvantage to the competitor that first filed an ANDA for that product containing such a challenge, which is awarded 180 days of market exclusivity for the product. With respect to our 12 publicly disclosed product applications pending FDA approval for which we have filed Paragraph IV certifications as of February 6, 2015, we believe we are first to file for some strengths of one product and not on other strengths of such product and unrelated third parties are the first to file with respect to the other 11 products. With respect to publicly disclosed products in which the applications are held by our third-party partners pursuant to alliance, development or collaboration agreements and for which Paragraph IV certifications have been filed, third parties unrelated to us or our partners are first to file with respect to one such product. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product that we develop is generally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Although we cannot assure, we strive to develop and introduce new products in a timely and cost effective manner to be competitive in our industry (see “Item 1 Business — Regulation”). Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices and reduced margins for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

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

Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Actavis, plc., Mylan Inc., Ranbaxy Laboratories Ltd., Lannett Company, Inc., Lupin Pharmaceuticals, Inc., Par Pharmaceutical Companies, Inc. and Sandoz.

In the brand-name pharmaceutical market, we market Impax-labeled branded Zomig® products pursuant to the AZ Agreement with AstraZeneca. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we experienced diminution of our sales revenue and gross profit from those products as a result of increased competition. We launched authorized generic versions of both products in the United States in May 2013. We received approval from the FDA on January 7, 2015 to market and sell RYTARY™, our first internally developed branded pharmaceutical product for the treatment of Parkinson’s disease, and we currently plan to fully launch our sales and marketing efforts for the product in early April 2015. We currently expect our principal competitors in the branded pharmaceutical market to include pharmaceutical companies that are focused on Parkinson’s disease and other CNS disorders. In addition, with respect to products that we are developing internally and/or any additional products we may in-license from third parties, we expect that we will face increased competition from large pharmaceutical companies, other drug delivery companies, and other specialty pharmaceutical companies that have focused on CNS disorders.

Any of the actions by our competitors as described above may significantly impact sales of our generic and branded products, which could have a material adverse effect on our business, results of operations and financial condition.

We have experienced operating losses and negative cash flow from operations in the past, and our future profitability is uncertain.

Although 2007 was our first profitable year, and we continued to record net income on an annual basis through and including 2014, we do not know whether our business will continue to be profitable or generate positive cash flow, and our ability to remain profitable or obtain positive cash flow is uncertain. To remain operational and profitable, we must, among other things:

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

We completed construction of a new manufacturing facility in Taiwan, installed equipment, and received FDA approval during 2009. We initiated construction of an expansion to the facility later that year and have expanded the Taiwan facility in stages. As of May 2014, the second phase of the expansion was completed and the manufacturing equipment in the facility was qualified for their intended use. A major portion of the second phase of the expansion was dedicated to the production of RYTARY™ for the treatment of Parkinson’s disease, which was approved by the FDA on January 7, 2015. We completed transfer of a substantial portion of our Hayward, California production to the lower cost production site in Taiwan during 2013 to create capacity for future products being launched from the Hayward facility. We currently plan to continue increasing production at our Taiwan facility of tablets and capsules in support of transferred products and in preparation for the growth of RYTARY™.

While we have thus far not suffered any material delays, significant increases in estimated expenses or other material setbacks associated with the construction, expansion and operation of the manufacturing facility in Taiwan, we cannot assure that costs of production will be within our projections or that the expansion of the facility will ultimately result in profitable operations.

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

We are routinely subject to patent litigation that can delay or prevent our commercialization of generic products or accelerate generic competition for our branded products and we may also become involved in other legal proceedings, all of which force us to incur substantial expense to defend and expose us to substantial liability.

Our generic products division is routinely subject to patent infringement litigation brought by branded pharmaceutical manufacturers seeking to delay FDA approval to manufacture and market generic forms of their branded products. Likewise, our branded products division is currently involved in patent infringement litigation against a generic drug manufacturer seeking FDA approval to market its generic drug prior to patent expiration. Patent infringement litigation involves many complex technical and legal issues and its outcome is often difficult to predict, and the risk involved in doing so can be substantial. For generic product manufacturers, the potential consequences to such generic companies in the event of an unfavorable outcome include delaying generic launch until patent expiration and potential damages measured by the profits lost by the branded product manufacturer rather than the profits earned by the generic pharmaceutical company. For brand drug manufacturers, an unfavorable outcome may significantly accelerate generic competition ahead of patent expiration. Such litigation usually involves significant expense and can delay or prevent introduction or sale of our products.

As of February 6, 2015, our generic products division was involved in one patent infringement suit involving oxymorphone hydrochloride. For the year ended December 31, 2014, we incurred costs of approximately $2.9 million in connection with our participation in this matter, as well as for other matters that were resolved in 2014. If this or any of our future patent litigation matters are resolved unfavorably, we or any alliance or collaboration partners may be enjoined from manufacturing, developing or selling the product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell generic products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. Although it is not currently possible to quantify the liability we could incur if any of these suits are decided against us, any patent litigation could have a material adverse effect on our business, results of operations and financial condition. As of February 6, 2015, our branded products division was involved in one patent infringement suit involving Zomig® nasal spray. If this patent litigation matter is resolved unfavorably, our Zomig® nasal spray product may face generic competition significantly earlier than the date of patent expiration in May 2021.

In addition to patent infringement litigation claims, we are or may become a party to other litigation in the ordinary course of our business, including, among others, matters alleging product liability, other intellectual property rights infringement, violations of securities laws, employment discrimination or breach of commercial contract. A detailed description of our significant legal proceedings are described in “Item 15. Exhibits and Financial Statement Schedules – Note 19. Legal and Regulatory Matters.” In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could have a material adverse effect on our business, results of operations and financial condition.

Our agreements with brand pharmaceutical companies, which are important to our business, are facing increased government scrutiny in the U.S., which may result in increased government actions and private litigation suits.

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic pharmaceutical products, as well as patent infringement litigation in which generic companies challenge the validity or enforceability of our patents and/or their applicability to their generic pharmaceutical products, and therefore settling patent litigations has been and is likely to continue to be an important part of our business. Parties to such settlement agreements in the U.S., including us, are required by law to file them with the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice for review. The FTC has publicly stated that, in its view, some of the brand - generic settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that “reverse payment” settlement agreements between brand and generic companies could violate antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the “Rule of Reason.” It is currently uncertain the effect the Supreme Court’s decision will have on our existing settlement agreements or its impact on our ability to enter into such settlement agreements in the future or the terms thereof. The Supreme Court’s decision may result in heightened scrutiny from the FTC of such settlement agreements and we may become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, may also become more active in bringing private litigation claims against us and other brand and generic pharmaceutical companies alleging that such settlement agreements violate antitrust laws.

In May 2012, we received a Civil Investigative Demand (“CID”) from the FTC concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation is to determine whether we, along with Medicis Pharmaceutical Corporation (now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc.) and six other companies, have engaged or are engaged in unfair methods of competition in or affecting commerce by entering into agreements regarding SOLODYN® or its generic equivalents and/or engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. In February 2014, we received a CID from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether we and Endo Pharmaceuticals, Inc. have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. To our knowledge, no proceedings by the FTC have been initiated against us at this time in either of the FTC’s investigations into SOLODYN® and Opana® ER; however no assurance can be given as to the timing or outcome of these investigations.

Private plaintiffs have also filed class action complaints against us and other manufacturers of SOLODYN®, Opana® ER and their respective generic equivalents. A detailed description of the SOLODYN® and Opana® ER FTC investigations and class action suits are described in “Item 15. Exhibits and Financial Statement Schedules – Note 19. Legal and Regulatory Matters.” The defense of antitrust litigation investigation and claims are generally expensive and time consuming, and we can give no assurance as to the timing or outcome of such investigation or claims or of any future private litigation or government action alleging that one of our settlement agreements violates antitrust laws.

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

We conduct research and development primarily to enable us to manufacture and market pharmaceuticals in accordance with FDA regulations. We spent approximately $79.1 million, $68.9 million, $81.3 million on research and development activities during the years ended December 31, 2014, 2013 and 2012, respectively. We are required to obtain FDA approval before marketing our drug products. The FDA approval process is costly and time consuming. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, our research and development expenditures may not result in the successful introduction of FDA-approved pharmaceuticals.

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

During each development stage, we may encounter obstacles that delay the process or approval and increase expenses, leading to significant risks that we will not achieve our goals and may be forced to abandon a potential product in which we have invested substantial amounts of time and money. These obstacles may include: preclinical failures; difficulty enrolling patients in clinical trials; delays in completing formulation and other work needed to support an application for approval; adverse reactions or other safety concerns arising during clinical testing; insufficient clinical trial data to support the safety or efficacy of the product candidate; and failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate or the facilities in which it is manufactured. For instance, during 2013, we discontinued our branded pharmaceutical development programs for the potential treatment of moderate to severe Restless Leg Syndrome (“RLS”) after the results from the study did not achieve the statistical criteria for its primary efficacy endpoints compared to placebo and our program for the potential treatment of epilepsy as a result of technical and competitive factors. As a result of the obstacles noted above, our investment in research and development of branded products can involve significant costs with no assurances of future revenues or profits.

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

In addition to the implementation of new fees and review procedures by the FDA, the FDA may also implement other changes that may directly affect some of our ANDA filings pending approval from the FDA, such as changes to guidance from the FDA regarding bioequivalency requirements for particular drugs. Such changes may cause our development of such generic drugs to be significantly more difficult or result in delays in FDA approval or result in our decision to abandon or terminate certain projects. Any changes in FDA requirements may make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus have a material adverse effect on our business, results of operations and financial condition.

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

In November 2014, we submitted a Market Authorization Application (“MAA”) to the European Medicines Agency (“EMA”) for IPX066, which was accepted for filing by the EMA later that month. We are, however, also seeking a license partner for the development and commercialization of IPX066 outside of the United States. No assurances, however, can be made that we will be able to receive regulatory approval from the EMA or that we will find a license partner for the development and commercialization of IPX066 outside of the United States. If we are unsuccessful in entering into a third party collaboration arrangement for the development and commercialization activities for IPX066 outside of the United States and/or are unable to satisfy our regulatory obligations with respect to IPX066 in such territories, we will be unable to obtain regulatory approval for IPX066 in certain jurisdictions outside of the United States, which could have a material adverse effect on our business, results of operations and financial condition.

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

Based on industry practice, generic drug manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products due to competitive pricing. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesalers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other customers. A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, rebates, allowances and chargebacks will not exceed our estimates.

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

In addition, marketing of the Zomig® products pursuant to our AZ Agreement with AstraZeneca and future marketing of our internally developed branded products approved by the FDA, including RYTARY™, requires and will continue to require much greater use of a direct sales force compared to marketing of our Global products. Our ability to realize significant revenues from marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. Any failure to attract or retain qualified sales personnel or to enter into third party arrangements on favorable terms for a contract sales force could negatively impact our sales revenue and have a material adverse effect on our business, results of operations and financial condition.

We have entered into employment agreements with our executive officers and certain other key employees. Under the employment agreements, the employee may terminate his or her employment upon 60 days prior written notice to us. All of our other key personnel are employed on an at-will basis with no formal employment agreements. We do not maintain “Key Man” life insurance on any executives.

We are subject to significant costs and uncertainties related to compliance with the extensive regulations that govern the manufacturing, labeling, distribution, and promotion of pharmaceutical products as well as environmental, safety and health regulations.

The manufacturing, distribution, processing, formulation, packaging, labeling and advertising of our products are subject to extensive regulation by federal agencies, including the FDA, DEA, FTC, Consumer Product Safety Commission and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations and agencies in California, Pennsylvania and elsewhere, as well as the laws and regulations of Taiwan. Such regulations are also subject to change by the relevant federal, state and international agencies. For instance, beginning on January 1, 2015, manufacturers, wholesale distributors, and repackagers of certain prescription drugs must provide and capture certain product tracing information under the Drug Quality and Security Act (“DQSA”). Title II of the DQSA, the Drug Supply Chain Security Act, requires companies in certain prescription drugs’ chain of distribution to build electronic, interoperable systems to identify and trace the products as they are distributed in the United States. Compliance with the DQSA or any future federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens. Compliance with other federal and state and local law regulations, including compliance with any newly enacted regulations, requires substantial expenditures of time, money and effort to ensure full technical compliance. Failure to comply with the FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and civil or criminal prosecution.

As discussed above, we received a warning letter in late May 2011 from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility citing deviations from cGMP. During 2012, 2013 and 2014, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. In July 2014, the FDA conducted an inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. We have taken a number of steps to review our quality control and manufacturing systems and standards and are working with third-party experts to assist us with our review and in enhancing such systems and standards. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out and the Form 483 observations resolved, it is possible we may be subject to additional regulatory action by the FDA as a result of the current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Additionally, the FDA has withheld and may continue to withhold approval of pending drug applications currently or previously listing our Hayward, California facility as a manufacturing location of finished dosage forms until the warning letter is closed out and the Form 483 observations on our Hayward facility are resolved. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter and the Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. Any such actions could significantly disrupt our business and harm our reputation, resulting in a material adverse effect on our business, results of operations and financial condition.

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

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, results of operations and financial condition. Further, prescription drug prices have been the focus of increased scrutiny by certain state attorneys general and the U.S. Department of Justice. Decreases in health care reimbursements or prices of our prescription drugs could limit our ability to sell our products or decrease our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

Our failure to comply with the legal and regulatory requirements governing the healthcare industry may result in substantial fines, sanctions and restrictions on our business activities.

Our practices and activities related to the sales and marketing of our products, as well as the pricing of our products, are subject to extensive regulation under U.S. federal and state healthcare statutes and regulations intended to combat fraud and abuse to federal and state healthcare payment programs, such as Medicare and Medicaid, Tri-Care, CHAMPUS, and Department of Defense programs. These laws include the federal Anti-Kickback Statute, the federal False Claims Act, and similar state laws and implementing regulations. For example, the payment of any incentive to a healthcare provider to induce the recommendation of our product or the purchase of our products reimbursable under a federal or state program is prohibited under these laws. Likewise, knowingly presenting or causing to be presented a false claim for payment to a federal or state health care program would expose a company to sanctions and penalties. Similarly, the inaccurate reporting of prices leading to inflated reimbursement rates would also be considered a violation of these laws. These laws and regulations are enforced by the U.S. Department of Justice, the U.S. Department of Health and Human Services, Office of Inspector General, state Medicaid Fraud Units and other state enforcement agencies.

Violations of these laws and regulations are punishable by criminal and civil sanctions, including substantial fines and penal sanctions, such as imprisonment. It is common for enforcement agencies to initiate investigations into sales and marketing practices, as well as pricing practices, regardless of merit. These types of investigations and any related litigation can result in: (i) large expenditures of cash for legal fees, payment for penalties, and compliance activities; (ii) limitations on operations; (iii) diversion of management resources; (iv) injury to our reputation; and (v) decreased demand for our products.

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

Healthcare costs have risen significantly over the past decade. On March 23, 2010, President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) and on March 30, 2010, the President signed the "Health Care and Education Reconciliation Act" (P.L. 111-152), collectively commonly referred to as the “Healthcare Reform Act” which, among other things, requires most individuals to have health insurance, effective January 1, 2014, establishes new regulations on health plans (with the earliest changes for certain benefits beginning with plan years commencing after September 23, 2010), creates insurance exchanges (effective January 2014) and imposes new requirements and changes in reimbursement or funding for healthcare providers, device manufacturers and pharmaceutical companies (with the earliest changes effective on March 23, 2010) and other changes staged in thereafter. The Health Care Reform Act also added substantial new provisions affecting compliance, some of which may require us to modify our business practices with health care practitioners. Pharmaceutical manufacturers are required, beginning from 2013, to comply with the federal Physician Payments Sunshine Act, which was passed as part of the Health Care Reform Act and requires pharmaceutical companies to monitor and report payments, gifts, the provision of samples and other remuneration made to physicians and other health care professionals and teaching hospitals. The Healthcare Reform Act imposes additional requirements and obligations upon our company, which, to a certain extent, will depend upon the mix of products we sell. These changes include, among other things:

●

revisions to the Medicaid rebate program by: (a) increasing the rebate percentage for branded drugs and authorized generics dispensed after December 31, 2009 to 23.1% of the average manufacturer price ("AMP"), with limited exceptions, (b) increasing the rebate for outpatient generic, multiple source drugs dispensed after December 31, 2009 to 13% of AMP; (c) changing the definition of AMP; and (d) extending the Medicaid rebate program effective January 1, 2011 to Medicaid managed care plans, with limited exception;

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

At December 31, 2014, our goodwill, which was originally generated as a result of the December 1999 merger of Global Pharmaceuticals Corporation and Impax Pharmaceuticals, Inc., was approximately $27.6 million, or approximately 3% of our total assets, and the carrying value of our intangible assets, composed primarily of the Zomig® , Actavis, Perrigo and Tolmar product rights acquired by us pursuant to agreements with the respective parties, was approximately $26.7 million, or approximately 2% of our total assets. We may never realize the value of our goodwill and intangibles. We regularly evaluate and will continue to regularly evaluate whether events or circumstances have occurred to indicate all, or a portion, of the carrying amount of goodwill or intangible assets may no longer be recoverable, in which case an impairment charge to earnings would become necessary. During the three month period ended September 30, 2013, we recorded a $13.2 million impairment charge to cost of revenues for our Global Division as a result of deteriorating market conditions. During the same period in 2013, we also recorded an intangible asset impairment charge of $0.8 million in research and development expenses as a result of a decision by management to withdraw one of our ANDAs and no longer seek FDA approval. The impairment charge represented the full carrying value of the ANDA. During the three month period ended March 31, 2014, as a result of a further decline in pricing, we revised our projections and performed an intangible asset impairment analysis. Based on the results of this analysis, we recorded a $2.9 million charge to cost of revenues for the Global Pharmaceuticals Division. Other than the impairment charges discussed above, as of December 31, 2014, the carrying value of our goodwill and intangible assets was not impaired based on our assessment performed in accordance with accounting principles generally accepted in the United States (“GAAP”). Further, any future acquisitions or investments in businesses could also result in an increase in goodwill, intangible assets and amortization expenses that could ultimately negatively impact our profitability. If the fair value of our goodwill or intangible assets is determined at some future date to be less than its recorded value, a change to earnings may be required. Any such charge or future determination requiring the write-off of a significant portion of the carrying value of our goodwill or intangible assets could have a material adverse effect on our business, results of operations and financial condition.

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

If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing, or by issuing additional equity securities, which could dilute the holdings of our then-existing stockholders. If we require financing, we cannot provide assurance that we will be able to obtain required financing when needed on acceptable terms or at all. Any such acquisitions or investments could also result in an increase in goodwill, intangible assets and amortization expenses that could ultimately negatively impact our profitability. If the fair value of our goodwill or intangible assets is determined at some future date to be less than its recorded value, a charge to earnings may be required. Further, our consolidated financial statements may also be impacted in future periods based on the accuracy of our valuations of any businesses we acquire. Such a charge to earnings or impact on our consolidated financial statements could be in amounts that are material to our business, results of operations and financial condition.

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

On October 8, 2014, we entered into a Stock Purchase Agreement pursuant to which we will acquire all the outstanding shares of common stock of Tower and Lineage, and the options and warrants to purchase or acquire shares of Tower common stock and shares of Lineage common stock will be cancelled, for a purchase price of $700 million in cash, subject to customary adjustments for working capital, net debt and transaction expenses. The closing of the transaction is subject to the satisfaction or waiver of certain customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the accuracy of the representations and warranties, and performance of covenants. In connection with the Stock Purchase Agreement, on January 2, 2015, we entered into a second amended and restated commitment letter (the “Commitment Letter”), which amended and restated the commitment letter dated as of October 8, 2014, as first amended and restated on October 22, 2014 with Barclays Bank plc (“Barclays”), Royal Bank of Canada (“Royal Bank”), Wells Fargo Bank, National Association (“Wells Fargo”) and Wells Fargo Securities, LLC (“Wells Fargo Securities” and together with Barclays, Royal Bank and Wells Fargo, the “Lenders”) pursuant to which the Lenders have severally but not jointly committed to provide a $50.0 million senior secured revolving credit facility and a $435.0 million senior secured term loan facility in an aggregate principal amount of up to $485.0 million for the purposes of financing the proposed acquisition of Tower and Lineage and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the Commitment Letter. The obligations of the Lenders to provide debt financing under the Commitment Letter is subject to a number of conditions, including (i) absence of a Material Adverse Effect (as defined in the Stock Purchase Agreement) that would result in a failure of a condition under the Stock Purchase Agreement, (ii) execution and delivery by us of definitive documentation with respect to the debt financing consistent with the term sheet attached to the Commitment Letter; (iii) the accuracy of certain specified representations and warranties in the debt documents; (iv) concurrent consummation of the proposed transaction in accordance with the Stock Purchase Agreement (v) delivery of certain customary closing documents (including, among others, a customary solvency certificate), specified items of collateral (where applicable) and certain Tower and Lineage financial statements; and (vi) payment of applicable costs, fees and expenses. The final termination date of the Commitment Letter is March 30, 2015.

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

Our primary properties consist of a leased 45,000 sq. ft. corporate headquarter facility, an owned 35,000 sq. ft. research and development center and an owned 50,000 sq. ft. manufacturing facility, all located in Hayward, California; a 113,000 sq. ft. packaging and warehousing facility located in Philadelphia, Pennsylvania, also owned by us, and a leased 44,000 sq. ft. facility located in New Britain, Pennsylvania, which houses sales, marketing and administration personnel and also serves as our distribution center. In addition, we own a 19,000 sq. ft. office building containing additional administrative and laboratory facilities in Hayward, a 50,400 sq. ft. warehouse building in Hayward, and a 13,300 sq. ft. building in Hayward which houses additional administrative support staff. We also lease two additional facilities aggregating 76,180 sq. ft. in Hayward, California, which are utilized for additional research and development, administrative services and equipment storage, one 9,250 sq. ft. facility in Hayward, California used to support manufacturing and quality assurance and one 40,000 sq. ft. facility in Montgomeryville, Pennsylvania. The expiration dates of these lease agreements range between June 30, 2015 and January 31, 2020. We also own a 388,000 sq. ft. manufacturing facility in Taiwan. Our properties are generally used to support the operations of both the Global Division and the Impax Division.

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

Stock Price

 Our common stock is traded on the NASDAQ Global Market under the symbol "IPXL". The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Market, as follows:

	Price Range per Share
	High	Low
Year Ending December 31, 2014
First Quarter	$28.50	$21.34
Second Quarter	$30.74	$23.02
Third Quarter	$31.04	$22.12
Fourth Quarter	$33.05	$23.31
Year Ending December 31, 2013
First Quarter	$22.38	$14.41
Second Quarter	$19.98	$15.05
Third Quarter	$22.01	$19.79
Fourth Quarter	$25.50	$19.39

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

Holders

 As of February 13, 2015, there were approximately 242 holders of record of our common stock, solely based upon the count our transfer agent provided us as of that date.

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

Unregistered Sales of Securities

 There were no sales of unregistered securities during the year ended December 31, 2014.

Purchases of Equity Securities by the Issuer

 The following table provides information regarding the purchases of our equity securities by us during the quarter ended December 31, 2014.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	200,099	$27.90	---	---

November 1, 2014 to November 30, 2014	0	0	---	---

December 1, 2014 to December 31, 2014	3,853	$29.94	---	---

Total	203,952	$27.94	---	---

(1)

Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our Second Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”).

Equity Compensation Plans

 The following table details information regarding our existing equity compensation plans as of December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,042,180	(1)	$14.78	2,595,124
Equity compensation plans not approved by security holders	---		---	116,525	(2)
Total:	3,042,180		$14.78	2,711,649

(1)	Represents options issued pursuant to the 2002 Plan, and the Impax Laboratories, Inc. 1999 Equity Incentive Plan.

(2)	Represents 116,525 shares of common stock available for future issuance under the Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.

See “Item 15. Exhibits and Financial Statement Schedules — Note 13. Employee Benefit Plans” and “Note 14. Share-Based Compensation” for information concerning our employee benefit plans and equity compensation plans.

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

The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of our financial position and results of operations for these periods.

	For the Years Ended December 31,
($ in 000s, except per share data)	2014	2013	2012	2011	2010

Statements of Operations Data:
Total revenues	$596,049	$511,502	$581,692	$512,919	$879,509
Research and development	79,114	68,854	81,320	82,701	86,223
Total operating expenses	223,837	205,687	199,562	158,684	145,939
Income (loss) from operations	88,816	(6,387)	82,992	99,611	393,324
Net income	57,353	101,259	55,873	65,495	250,418
Net income per share — basic	0.84	1.51	0.85	1.02	4.04
Net income per share — diluted	0.81	1.47	0.82	0.97	3.82

	As of December 31,
($ in 000s)	2014	2013	2012	2011	2010

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$414,856	$413,133	$298,918	$346,414	$348,401
Working capital	571,752	505,852	400,248	443,074	394,278
Total assets	1,079,197	996,923	863,970	793,859	693,318
Long-term debt	--	--	--	--	--
Total liabilities	191,320	186,720	172,867	190,918	185,331
Retained earnings	531,226	473,873	372,614	316,741	251,246
Total stockholders’ equity	887,877	810,203	691,103	602,941	507,987

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as other sections in this report, should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included elsewhere herein. All references to years mean the relevant 12-month period ended December 31.

Overview

 General

 We are a technology based, specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of controlled-release and niche generics, in addition to the development of branded products. As of February 6, 2015, we marketed 96 generic pharmaceuticals, which represent dosage variations of 29 different pharmaceutical compounds through our own Global Pharmaceuticals division; another five of our generic pharmaceuticals representing dosage variations of two different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of February 6, 2015, we had 21 applications pending at the FDA and 21 other products in various stages of development for which applications have not yet been filed.

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

In the brand-name pharmaceuticals market, we are developing products for the treatment of central nervous system (“CNS”) disorders. Our brand-name product portfolio currently consists of one internally developed branded pharmaceutical product, RYTARY™, for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 in addition to development-stage projects to which we are applying our formulation and development expertise to develop differentiated, modified, or controlled-release versions of currently marketed (either in the U.S. or outside the U.S.) drug substances. We also sell and promote branded pharmaceutical products developed by an unrelated third-party pharmaceutical company through our direct sales force. We intend to expand our brand-name products portfolio primarily through internal development and also through licensing and acquisition.

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

The Impax Division is engaged in the development of proprietary branded pharmaceutical products through improvements to already-approved pharmaceutical products to address CNS disorders. We have one internally developed branded pharmaceutical product, RYTARY™, for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and for which we currently plan to fully launch our sales and marketing efforts for the product in early April 2015. The Impax Division also has a number of other product candidates that are in varying stages of development. In addition, the Impax Division is engaged in product sales through a direct sales force focused on selling to physicians, primarily in the CNS community, pharmaceutical products developed by an unrelated third-party pharmaceutical company pursuant to a Distribution, License, Development and Supply Agreement. Additionally, we generate revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and we report such revenue in the line item “Research Partner” in our consolidated results of operations.

We have entered into several alliance, collaboration or license and distribution agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements may require us to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms which ultimately may prove to be unfavorable to us. Relationships with alliance and collaboration partners may also include risks due to the failure of a partner to perform under the agreement, incomplete marketplace information, inventories, development capabilities, regulatory compliance and commercial strategies of our partners and our agreements may be the subject of contractual disputes. For instance, we were previously dependent on an unrelated third-party pharmaceutical company to supply us with our authorized generic Adderall XR®, which we market and sell. We experienced disruptions related to the supply of such product during each of the years ended December 31, 2012, 2011 and 2010 and we filed suit against such third party supplier for breach of contract and other related claims due to a failure to fill our orders as required by the license and distribution agreement. We entered into a settlement agreement with the third party supplier in February 2013. If we suffer similar supply failures on our significant products in the future, or if we or our partners are not successful in commercializing the products covered by such alliance, collaboration or license and distribution agreements, our revenues and relationships with our customers may be materially adversely affected.

Critical Accounting Policies and Use of Estimates

 The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP) and the rules and regulations of the U.S. Securities & Exchange Commission (SEC) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue under the Company's several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2014.

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

Global Product sales, net, and Impax Product sales, net. Revenue from the sale of products is recognized when title and risk of loss of the product is transferred to the customer and the sales price is fixed and determinable. Provisions for discounts, early payments, rebates, sales returns and distributor chargebacks under terms customary in the industry are provided for in the same period the related sales are recorded. We record estimated reductions to revenue at the time of the initial sale and these estimates are based on the sales terms, historical experience and trend analysis.

Gross to Net Sales Accruals. We base our sales returns allowance on estimated on-hand inventories at our customers, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance.

Sales discount accruals are based on payment terms extended to customers.

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on actual billings received from the states. We adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze the historical invoices. This expense is recognized throughout the year as costs are incurred.

Rebates or administrative fees are offered to certain customers, group purchasing organizations and pharmacy benefit managers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from the date of sale. We provide a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of customer inventories, contract sales mix and average contract pricing. We regularly review the information related to these estimates and adjust the provision accordingly.

Chargeback accruals are based on the differentials between product acquisition prices paid by wholesalers and lower contract pricing paid by eligible customers.

Distributor service fee accruals are based on contractual fees to be paid to the wholesale distributor for services provided. TRICARE is a health care program of the U.S. Department of Defense Military Health System that provides civilian health benefits for military personnel, military retirees and their dependents. TRICARE rebate accruals are included in chargeback accruals and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.

A significant majority of our gross to net accruals are the result of chargebacks and rebates, with the majority of those programs having an accrual to payment cycle of approximately three months. In addition to this relatively short accrual to payment cycle, we receive monthly information from the wholesalers regarding their sales of our products and actual on hand inventory levels of our products. The three large wholesalers account for approximately 97% of our chargebacks and approximately 80% of our indirect sales rebates. This enables us to execute accurate provisioning procedures. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, returns represent the smallest gross to net adjustment. We have not experienced any significant changes in our estimates as it relates to our chargebacks, rebates or returns in each of the years in the three year period ended December 31, 2014.

The following tables are roll-forwards of the activity in the reserves for the years ended December 31, 2014, 2013 and 2012 with an explanation for any significant changes in the accrual percentages:

	As of December 31,
	2014	2013	2012
		($ in 000s)
Chargeback reserve

Beginning balance	$37,066	$18,410	$22,161
Provision recorded during the period	487,377	389,707	209,452
Credits issued during the period	(481,318)	(371,051)	(213,203)
Ending balance	$43,125	$37,066	$18,410

Provision as a percent of gross product sales	35%	34%	22%

The aggregate provision for chargebacks, as a percent of gross product sales, increased to 35% in 2014 from 34% in 2013 primarily as a result of an increase in the estimated provision for chargebacks related to our authorized generic Trilipix® and branded Zomig® products during the year ended December 31, 2014 due to price erosion resulting from increased competition, partially offset by lower chargeback rates on our authorized generic Renvela® tablets and generic Solaraze®, both launched during 2014.

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

	As of December 31,
	2014	2013	2012
		($ in 000s)
Rebate reserve

Beginning balance	$88,449	$46,011	$29,164
Provision recorded during the period	260,747	193,288	111,099
Credits issued during the period	(260,384)	(150,850)	(94,252)
Ending balance	$88,812	$88,449	$46,011

Provision as a percent of gross product sales	19%	17%	12%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 17% during the year ended December 31, 2013 to 19% during the year ended December 31, 2014 as a result of product sales mix, as well as the impact of additional rebates resulting from the recent formation of new alliances between major wholesalers and major retailers.

The increase in the provision for rebates as a percent of gross product sales from 2012 to 2013 was principally the result of product sales mix, as well as higher levels of rebates offered on our authorized generic Adderall XR® products.

	As of December 31,
	2014	2013	2012
		($ in 000s)
Returns reserve

Beginning balance	$28,089	$23,440	$24,101
Provision recorded during the period	12,016	11,015	3,003
Credits issued during the period	(12,931)	(6,366)	(3,664)
Ending balance	$27,174	$28,089	$23,440

Provision as a percent of gross product sales	1.0%	1.0%	0.3%

The provision for returns as a percent of gross product sales remained at 1.0% in 2014 compared to 2013.

The provision for returns as a percent of gross product sales increased to 1.0% in 2013 as compared to 0.3% in 2012. The primary factor driving the 2013 rate was due to a shifting sales mix within both the generic and brand product divisions.

Rx Partner and OTC Partner. Each of our Rx Partner and OTC Partner agreements contain multiple deliverables in the form of products, services and/or licenses over extended periods. Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 605-25 supplemented SAB 104 and provides guidance for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements that are material to our financial results, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue and related direct manufacturing costs over the estimated life of the agreement or our estimated expected period of performance using either the straight-line method or a modified proportional performance method.

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

OTC Partner revenue is related to our alliance and collaboration agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) and our supply agreement with L. Perrigo Company (“Perrigo”) with respect to the supply of over-the-counter pharmaceutical products. The OTC Partner sales channel is no longer a core area of our business, and the over-the-counter pharmaceutical products we sell through this sales channel are older products which are only sold to Pfizer and Perrigo. We are currently only required to manufacture the over-the-counter pharmaceutical products under our agreements with Pfizer and Perrigo. We recognize profit share revenue in the period earned.

Research Partner. We have entered into development agreements with unrelated third-party pharmaceutical companies under which we are collaborating in the development of five dermatological products, including four generic products and one branded dermatological product, and one branded CNS product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. We defer and recognize revenue received from the achievement of contingent research and development milestones in the period such payment is earned. We will recognize royalty fee income, if any, as current period revenue when earned.

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

As an illustration, the consideration received from the provision of research and development services under the Joint Development Agreement with Valeant Pharmaceuticals International, Inc. (“Valeant Agreement”), including the upfront fee and milestone payments received before January 1, 2011, have been initially deferred and are being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Valeant Agreement. The completion of the final deliverable under the Valeant Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Valeant Agreement, and therefore the earnings process will be complete. The expected period of performance was initially estimated to be a 48 month period, starting in December 2008, upon receipt of the $40.0 million upfront payment, and ending in November 2012. During the year ended December 31, 2012, we extended the end of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 and during the three month period ended March 31, 2013, we further extended the end of the revenue recognition period for the agreement from November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities under the agreement. All deferred revenue under the Valeant Agreement was completely recognized as of December 31, 2014.

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

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan generally vest over a three or four year period and generally have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model, wherein expected volatility is based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends. During the year ended December 31, 2014, we granted shares of restricted stock that will vest upon the achievement of certain stock price performance criteria. We valued these awards using a Monte Carlo simulation.

Income Taxes. We are subject to U.S. federal, state and local income taxes, Netherlands income tax and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values (GAAP) and the tax bases of our assets and liabilities.

Fair Value of Financial Instruments. Our cash and cash equivalents include a portfolio of high-quality credit securities, including U.S. Government sponsored entity securities, treasury bills, corporate bonds, short-term commercial paper, and/or high rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximated the market value at December 31, 2014. We carry our deferred compensation liability at fair value, based upon observable market values. We had no debt outstanding as of December 31, 2014. Our only remaining debt instrument at December 31, 2014 was our credit facility with Wells Fargo Bank, N.A., which would be subject to variable interest rates and principal payments should we decide to borrow under it. The credit facility matured in accordance with its terms on February 11, 2015.

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

Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles", rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Global Division and Impax Division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to the Global Division. We concluded the carrying value of goodwill was not impaired as of December 31, 2014 and 2013, as the fair value of the Global Division exceeded its carrying value at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. To date, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overview:

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31, 2014	December 31, 2013	Increase/ (Decrease)
(in $000’s)			$	%
Total revenues	$596,049	$511,502	$84,547	17%
Gross profit	312,653	199,300	113,353	57%

Income (loss) from operations	88,816	(6,387)	95,203	nm

Income before income taxes	90,559	146,940	(56,381)	(38)%
Provision for income taxes	33,206	45,681	(12,475)	(27)%
Net income	$57,353	$101,259	$(43,906)	(43)%

nm - not meaningful

Consolidated total revenues for the year ended December 31, 2014 increased $84.5 million, or 17%, as compared to the year ended December 31, 2013. New product launches increased revenues during the year ended December 31, 2014 by $84.4 million, or 17%, compared to the prior year period, primarily related to sales of our authorized generic Renvela® tablets and generic Solaraze®. Decreased product volumes (excluding new product launches) decreased revenues during the year ended December 31, 2014 by $20.3 million, or 4%, compared to the prior year period, while selling price and product mix increased revenues by $20.4 million, or 4%, compared to the prior year period. Revenues from our Global Division increased $150.7 million during the year ended December 31, 2014, as compared to the prior year period, driven primarily by sales of our authorized generic Renvela® tablets, in addition to higher sales of our Digoxin and generic Solaraze® products. Revenues from our Impax Division decreased $66.2 million in 2014 as compared to 2013, as a result of a decline in sales of our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Net income for the year ended December 31, 2014 was $57.4 million, a decrease of $43.9 million as compared to $101.3 million for the year ended December 31, 2013. The decrease from the prior year period was primarily attributable to a $102.0 million gain in connection with the settlement of litigation with Endo which we recorded as “Other Income” in the three month period ended March 31, 2013, as well as the receipt of a $48.0 million payment from Shire in the three month period ended March 31, 2013, in connection with the settlement of litigation and for which there were no corresponding gains or payments during the year ended December 31, 2014 and which were both partially offset by the tax consequences of the settlements. Also contributing to the change in net income was an increase in Global Product sales related to increased sales on several of our higher margin products, partially offset by a decline in sales of our Impax-labeled branded Zomig® products, as discussed above.

Global Division

The following table sets forth results of operations for the Global Division for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31, 2014	December 31, 2013	Increase/ (Decrease)
(in $000’s)			$	%
Revenues
Global Product sales, net	$528,512	$383,652	$144,860	38%
Rx Partner	14,114	11,639	2,475	21%
Other Revenues	6,456	3,049	3,407	nm
Total revenues	549,082	398,340	150,742	38%
Cost of revenues	260,459	253,836	6,623	3%
Gross profit	288,623	144,504	144,119	nm

Operating expenses:
Research and development	40,927	41,384	(457)	(1)%
Patent litigation	5,333	16,545	(11,212)	(68)%
Selling, general and administrative	17,144	17,684	(540)	(3)%
Total operating expenses	63,404	75,613	(12,209)	(16)%
Income from operations	$225,219	$68,891	$156,328	nm

nm - not meaningful

Revenues

Total revenues for the Global Division for the year ended December 31, 2014, were $549.1 million, an increase of 38% from the same period in 2013, resulting from increases in Global Product sales, net, and Other Revenues, as discussed below.

Global Product sales, net, were $528.5 million for the year ended December 31, 2014, an increase of 38% from the same period in 2013, primarily as a result of sales of our authorized generic Renvela® tablets launched during the three month period ended June 30, 2014 as well as higher sales of our Digoxin products, in addition to the launch of our generic Solaraze® during the fourth quarter of 2013.

Rx Partner revenues were $14.1 million for 2014, an increase of 21% over the prior year period resulting primarily from $3.3 million profit share earned pursuant to our agreement with Perrigo related to the launch of generic Astepro®.

Other Revenues were $6.5 million for the year ended December 31, 2014, with the increase from the prior year period primarily resulting from the receipt of a milestone payment pursuant to our agreement with a third-party pharmaceutical company.

Cost of Revenues

Cost of revenues was $260.5 million for the year ended December 31, 2014 and $253.8 million for the prior year, an increase of $6.6 million compared to the prior year period. Cost of revenues increased due to increased revenue as discussed above. Such increases were partially offset by $10.3 of higher intangible asset impairment charges taken in the prior year, as discussed in “Note 8 – Goodwill and Intangible Assets” and $13.0 million more in inventory reserves related to discontinued product and other reserves for pre-launch inventory taken during the year ended December 31, 2013.

Gross Profit

Gross profit for the year ended December 31, 2014 was $288.6 million, or approximately 53% of total revenues, as compared to $144.5 million, or approximately 36% of total revenues, in the prior year. Gross profit as a percent of total revenues increased in 2014 as compared to the prior year period largely due to favorable product contribution from higher margin products, including Renvela®, as well as the other items noted above under Cost of Revenues.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2014 were $40.9 million, a decrease of 1%, as compared to the same period of the prior year. Generic research and development expenses decreased in 2014 compared to the prior year period primarily due to lower external development spending of $5.8 million and a decrease in professional fees of $0.5 million as well as an intangible impairment charge of $0.8 million in the period ended December 31, 2013, for which there was no comparable charge in the current period. These decreases were partially offset by an overall increase of $4.6 million associated with internal development spending and an increase in personnel costs of $2.0 million, which included $0.7 million of severance expense associated with the reduction in workforce primarily related to our research and development organization during the fourth quarter ended December 31, 2014.

Patent Litigation

Patent litigation for the year ended December 31, 2014 was $5.3 million, a decrease of 68%, as compared to the same period of the prior year. The decrease in patent litigation expenses in 2014 of $11.2 million compared to the prior year period was the result of legal activity related to several cases in the prior period for which there was no corresponding activity in the present period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2014 were $17.1 million, a 3% decrease over the prior year period. The decrease from the prior year period was primarily due to $2.9 million in lower customer claims relating to failure to supply products in accordance with their contractual terms. This decrease was partially offset by an increase in personnel expense of $2.5 million primarily related to severance expenses associated with the reduction in workforce during the fourth quarter ended December 31, 2014.

Impax Division

 The following table sets forth results of operations for the Impax Division for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31, 2014	December 31, 2013	Increase/ (Decrease)
(in $000’s)			$	%
Revenues
Impax Product sales, net	$45,938	$111,900	$(65,962)	(59)%
Other Revenues	1,029	1,262	(233)	(18)%
Total revenue	46,967	113,162	(66,195)	(58)%
Cost of revenues	22,937	58,366	(35,429)	(61)%
Gross profit	24,030	54,796	(30,766)	(56)%

Operating expenses:
Research and development	38,187	27,470	10,717	39%
Selling, general and administrative	43,307	44,915	(1,608)	(4)%
Total operating expenses	81,494	72,385	9,109	13%
Loss from operations	$(57,464)	$(17,589)	$(39,875)	nm

nm - not meaningful

Revenues

Total revenues were $47.0 million for the year ended December 31, 2014, a decrease of $66.2 million compared to the year ended December 31, 2013, due to lower sales of our Impax-labeled branded Zomig® products which we began selling during the year ended December 31, 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. We continue to sell the branded Zomig® nasal spray.

Other Revenues for the year ended December 31, 2014 were relatively consistent with Other Revenues for the prior year period, representing the recognition of an initial $10.0 million upfront payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. We are currently recognizing this upfront payment as revenue on a straight-line basis over our expected period of performance during the development period, which we currently estimate to be the 112 month period ending September 2019.

Cost of Revenues

Cost of revenues were $22.9 million for the year ended December 31, 2014, a decrease of $35.4 million over the prior year period, commensurate with a reduction in revenues and lower amortization costs related to the loss of exclusivity on branded Zomig® tablets and orally disintegrating tablets in May 2013.

Gross Profit

Gross profit for the year ended December 31, 2014 was $24.0 million, a decrease of $30.8 million over the prior year period, commensurate with a reduction in revenues and other costs noted above.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2014 were $38.2 million, an increase of 39%, as compared to $27.5 million in the prior year period. The increase was primarily driven by an increase in research and development expenses related to our branded initiatives, a $2.0 million upfront fee paid to DURECT Corporation (“Durect”) under an agreement to acquire the exclusive worldwide rights to develop and commercialize Durect’s investigational transdermal bupivacaine patch for the treatment of pain associated with PHN, referred to as IPX239, and increased personnel costs of $2.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43.3 million in the year ended December 31, 2014, a decrease of $1.6 million as compared to $44.9 million in the prior year period. The decrease was primarily driven by a $1.4 million reduction in advertising and promotion expenses for Zomig® due to loss of exclusivity of branded Zomig® tablets and orally disintegrating tablets during 2013, a $1.0 million reduction in legal support of brand licensing initiatives and a $0.9 million reduction in sales force expenses due to a reduction in workforce. These reductions were partially offset by a $1.1 million increase in advertising and promotion expenses for pre-launch support for RYTARY™ and increased personnel costs of $0.5 million.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31, 2014	December 31, 2013	Increase/ (Decrease)
(in $000’s)			$	%
General and administrative expenses	$78,939	$57,689	$21,250	37%
Total operating expenses	78,939	57,689	21,250	37%
Loss from operations	(78,939)	(57,689)	(21,250)	(37)%

Other income (expense), net	313	152,447	(152,134)	nm
Interest income	1,473	1,299	174	13%
Interest expense	43	419	(376)	(90)%
Income (loss) before income taxes	(77,196)	95,638	(172,834)	nm
Provision for income taxes	$33,206	$45,681	$(12,475)	(27)%

nm - not meaningful

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $78.9 million, a $21.3 million increase, as compared to $57.7 million in the prior period. The increase was principally driven by increases in business development expenses of $10.2 million, information technology expenses of $3.8 million, legal expenses of $3.6 million, and net other costs of $3.5 million.

Other Income (Expense), Net

Other income, net of $0.3 million in the year ended December 31, 2014, a decrease of $152.1 million from the prior year period, primarily due to a prior year $102.0 million gain in connection with the settlement of litigation with Endo which we recorded as Other Income in the three month period ended March 31, 2013, as well as a $48.0 million payment received from Shire in connection with the settlement of litigation in the three month period ended March 31, 2013, for which there were no comparable charges during the current year period. In addition, we recorded a $3.0 million gain in connection with the settlement of litigation in Other Income during the three month period ended June 30, 2013, for which there was no comparable charge during the current year period. Partially offsetting this income in the prior year period was a $0.9 million loss on disposal of software in the three month period ended March 31, 2013.

Interest Income

Interest income in the year ended December 31, 2014 was $1.5 million, a slight increase from the same period in 2013.

Interest Expense

Interest expense in the year ended December 31, 2014 was less than $0.1 million, a decrease of $0.4 million from the same period in 2013, resulting from a reduction in the interest related to our liability for uncertain tax positions.

Income Taxes

During the year ended December 31, 2014, we recorded an aggregate tax provision of $33.2 million for U.S. domestic income taxes and for foreign income taxes, a decrease of $12.5 million compared to an aggregate tax provision of $45.7 million we recorded during the prior year period. The decrease in the tax provision during 2014 compared to the prior year period resulted from lower income before taxes in the year ended December 31, 2014 as compared to the prior year. The effective tax rate increased to 36% for the year ended December 31, 2014 as compared to 31% for the year ended December 31, 2013. The 2013 effective tax rate was lower due to two years of the federal tax benefit being recorded as a result of the legislation’s enactment date. In addition, the 2014 effective tax rate was affected by losses incurred in certain zero rate jurisdictions, for which there were no corresponding costs in the prior year period.

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

nm - not meaningful

Consolidated total revenues for 2013 decreased $70.2 million, or 12%, as compared to 2012. New product launches increased revenues during the year ended December 31, 2013 by $97.1 million, or 17%, compared to the prior year period, primarily related to our January 2013 launch of Oxymorphone Hydrochloride Extended-Release Tablets and our July 2013 launch of authorized generic Trilipix® delayed release capsules. Decreased product volumes (excluding new product launches) decreased revenues during the year ended December 31, 2013 by $85.5 million, or 15%, compared to the prior year period, while selling price and product mix decreased revenues by $81.8 million, or 14%, compared to the prior year period. Revenues from our Global Division decreased $50.3 million during the year ended December 31, 2013, as compared to the prior year period, driven primarily by lower sales of our authorized generic Adderall XR® and fenofibrate products, as discussed below. Revenues from our Impax Division decreased $19.8 million in 2013 as compared to 2012, as a result of a decline in sales of our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Net income for the year ended December 31, 2013 was $101.3 million, an increase of $45.4 million as compared to $55.9 million for the year ended December 31, 2012. The increase from the prior year period was primarily attributable to a $102.0 million gain in connection with the settlement of litigation with Endo which we recorded as Other Income in the three month period ended March 31, 2013, as well as the receipt of a $48.0 million payment from Shire in the three month period ended March 31, 2013, in connection with the settlement of litigation.

Global Division

The following table sets forth results of operations for the Global Division for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31,	December 31,	Increase/
	2013	2012	(Decrease)
(in $000’s)			$	%
Revenues
Global Product sales, net	$383,652	$421,875	$(38,223)	(9)%
Rx Partner	11,639	6,445	5,194	81%
Other Revenues	3,049	20,362	(17,313)	(85)%
Total revenues	398,340	448,682	(50,342)	(11)%
Cost of revenues	253,836	229,355	24,481	11%
Gross profit	144,504	219,327	(74,823)	(34)%

Operating expenses:
Research and development	41,384	48,604	(7,220)	(15)%
Patent litigation	16,545	9,772	6,773	69%
Selling, general and administrative	17,684	15,377	2,307	15%
Total operating expenses	75,613	73,753	1,860	3%
Income from operations	$68,891	$145,574	$(76,683)	(53)%

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

Other Revenues were $3.0 million for the year ended December 31, 2013, with the decrease from the prior year period resulting from the recognition of $9.0 million of previously deferred revenue related to our product marketed under our OTC Partner alliance agreement with Pfizer during the year ended December 31, 2012, for which there was no similar amount in the current year, as well as a $6.9 million decrease related to the extension of the revenue recognition period for the Valeant Agreement which resulted from changes in the estimated timing of completion of certain research and development activities under the agreement.

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

Gross Profit

Gross profit for the year ended December 31, 2013 was $144.5 million, or approximately 36% of total revenues, as compared to $219.3 million, or approximately 49% of total revenues, in the prior year. Gross profit as a percent of total revenues decreased in 2013 as compared to the prior year period primarily as the result of the intangible asset impairment charge noted above and an increase in expenses associated with new product launch delays caused by the warning letter related to our Hayward, California manufacturing facility, including a $6.4 million charge related to pre-launch inventory for products which will no longer be marketed and $6.7 million of inventory reserves recorded in the three month period ended March 31, 2013 for products discontinued by us during the period. Partially offsetting these reductions in gross profit margin was the benefit of lower profit share expenses related to sales of our authorized generic Adderall XR® during the year ended December 31, 2013 compared to the prior year period.

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

Impax Division

The following table sets forth results of operations for the Impax Division for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)
(in $000’s)			$	%
Revenues
Impax Product sales, net	$111,900	$118,115	$(6,215)	(5)%
Other Revenues	1,262	14,895	(13,633)	(92)%
Total revenue	113,162	133,010	(19,848)	(15)%
Cost of revenues	58,366	69,783	(11,417)	(16)%
Gross profit	54,796	63,227	(8,41)	(13)%

Operating expenses:
Research and development	27,470	32,716	(5,246)	(16)%
Selling, general and administrative	44,915	37,896	7,019	19%
Total operating expenses	72,385	70,612	1,773	3%
Loss from operations	$(17,589)	$(7,385)	$(10,204)	nm

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

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below Income from operations for the years ended December 31, 2013 and 2012:

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)
(in $000’s)			$	%
General and administrative expenses	$57,689	$55,197	$2,492	5%
Total operating expenses	57,689	55,197	2,492	5%
Loss from operations	(57,689)	(55,197)	(2,492)	(5)%

Other expense, net	152,447	(138)	152,585	nm
Interest income	1,299	1,089	210	19%
Interest expense	419	632	(213)	(34)%
Income (loss) before income taxes	95,638	(54,878)	150,516	nm
Provision for income taxes	$45,681	$27,438	$18,243	66%

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

Other Income (Expense), Net

Other income, net of $152.4 million in the year ended December 31, 2013, an increase of $152.6 million from the prior year period, primarily due to a $102.0 million gain in connection with the settlement of litigation with Endo which we recorded as Other Income in the three month period ended March 31, 2013, as well as a $48.0 million payment received from Shire in connection with the settlement of litigation in the three month period ended March 31, 2013. In addition, we recorded a $3.0 million gain in connection with the settlement of litigation in Other Income during the three month period ended June 30, 2013. Partially offsetting this income was a $0.9 million loss on disposal of software in the three month period ended March 31, 2013.

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

We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future. In addition, we are generally required to make cash expenditures to manufacture or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment, which may result in significant periodic uses of cash. We believe our existing cash and cash equivalents and short-term investment balances, together with cash expected to be generated from operations will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and/or licensing agreements, as well as from the debt and equity capital markets to fund capital expenditures, research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions or otherwise. Please refer to “Item 1. Financial Statements – Note 1. The Company” for details regarding our proposed acquisition of Tower Holdings, Inc. and Lineage Therapeutics, Inc.

Cash and Cash Equivalents

At December 31, 2014, we had $214.9 million in cash and cash equivalents, an increase of $30.3 million as compared to $184.6 million at December 31, 2013. As more fully discussed below, the increase in cash and cash equivalents during the year ended December 31, 2014 was driven by $32.8 million of cash provided by operating activities and $14.4 million of cash provided by financing activities, partially offset by net cash used in investing activities of $16.6 million.

Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013.

Net cash provided by operating activities for the year ended December 31, 2014 was $32.8 million, a decrease of $117.1 million as compared to the prior year $149.9 million net cash provided by operating activities. The period-over-period change in net cash provided by operating activities was driven by lower net income as a result of the payments received in connection with various legal settlements in 2013 as well as an increased investment in working capital. The increased net investment in working capital compared to the prior year was largely driven by accounts receivable and inventory. The 2014 increase in accounts receivable was primarily due to increased sales in the fourth quarter of 2014 compared to the fourth quarter of 2013. The increase in accounts receivable in 2013 was due to timing of cash collections as we experienced some delays in payments. The 2014 increase in inventory was incurred to support the 2015 launch of RYTARY™ as well as to support commercial activities on certain backordered products.

Net cash used in investing activities for the year ended December 31, 2014 was $16.6 million as compared to $115.9 million for the prior year. The decrease in cash used in investing activities was due primarily due to a year-over-year increase in cash provided by net maturities of short-term investments of $109.4 million. This change was caused by the receipt of over $150 million in legal settlements in 2013 and our subsequent investment in short-term investments. Purchases of property, plant and equipment for the year ended December 31, 2014 were $29.9 million as compared to $32.8 million for the prior year period, due to reduced spending on the Taiwan manufacturing facility, which was partially offset by increased remediation related projects.

Net cash provided by financing activities for the year ended December 31, 2014 was $14.4 million, representing an increase of $5.4 million as compared to the prior year $9.0 million of net cash provided by financing activities. The year-over-year increase in net cash provided by financing activities was due to a $2.9 million increase in the cash proceeds received from the exercise of stock options and contributions to the employee stock purchase plan and a $2.6 million increase in tax benefits related to the exercise of employee stock options.

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

Net cash used in investing activities for the year ended December 31, 2013 was $115.9 million as compared to $85.8 million for the prior year. The increase in cash used in investing activities was due to a year over year decrease in cash provided by net maturities of short-term investments of $157.0 million. This decrease was partially offset by a decrease in licensing payments of $92.8 million, representing a decrease of $83.8 million of licensing payments to AstraZeneca under the AZ Agreement, net of amounts received from AstraZeneca during the transition period, and a decrease of $9.0 million of licensing payments to Tolmar under the Tolmar Agreement. Purchases of property, plant and equipment for the year ended December 31, 2013 were $32.8 million as compared to $66.9 million for the prior year period.

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

Commitments and Contractual Obligations

Our contractual obligations as of December 31, 2014 were as follows:

	Payments Due by Period
($ in 000s)	Total	Less Than 1 Year	1-3 Years		3-5 Years		More Than 5 Years

Contractual Obligations:
Open Purchase Order Commitments	$42,627	$42,627	$	---	$	---	$	---
Operating Leases(a)	9,153	2,348		2,570		1,651		2,584
Construction Contracts(b)	428	428		---		---		---
Total(c)	$52,208	$45,403		$2,570		$1,651		$2,584

_____________________________

(a)

We lease office, warehouse, and laboratory facilities under non-cancelable operating leases through January 2020. We also lease certain equipment under various non-cancelable operating leases with various expiration dates through August 2019.

(b)	Construction contracts are related to ongoing expansion activities at our manufacturing facility in Taiwan.

(c)

Liabilities for uncertain tax positions FASB ASC Topic 740, Sub-topic 10, were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2014, we had a $4.8 million provision for uncertain tax positions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Outstanding Debt Obligations

Senior Lenders; Wells Fargo Bank, N.A.

As of December 31, 2014, we had a Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provided us with a revolving line of credit in the aggregate principal amount of up to $50,000,000 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $10,000,000 is available for letters of credit, the outstanding face amounts of which reduced availability under the Revolving Credit Facility on a dollar for dollar basis. Proceeds under the Credit Agreement could be used for working capital, general corporate and other lawful purposes. The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, was due and payable on the maturity date, which occurred on February 11, 2015. There were no balances outstanding under the Revolving Credit Facility as of December 31, 2014.

Our borrowings under the Credit Agreement were secured by substantially all of our personal property assets pursuant to a Security Agreement (the “Security Agreement”) entered into by us and the Administrative Agent. As further security, we also pledged to the Administrative Agent, 65% of our equity interest in our wholly owned subsidiary Impax Laboratories (Taiwan), Inc., all of our equity interests in our wholly owned domestic subsidiaries and must similarly pledge all or a portion of our equity interest in future subsidiaries. During the years ended December 31, 2014, 2013 and 2012, unused line fees incurred under the Credit Agreement were $124,000, $,139,000 and $95,000, respectively.

In connection with the Stock Purchase Agreement pursuant to which we will acquire Tower and Lineage, on January 2, 2015, we entered into a second amended and restated commitment letter (the “Commitment Letter”), which amended and restated the commitment letter dated as of October 8, 2014, as first amended and restated on October 22, 2014 with Barclays Bank plc (“Barclays”), Royal Bank of Canada (“Royal Bank”), Wells Fargo Bank, National Association (“Wells Fargo”) and Wells Fargo Securities, LLC (“Wells Fargo Securities” and together with Barclays, Royal Bank and Wells Fargo, the “Lenders”) pursuant to which the Lenders have severally but not jointly committed to provide a $50.0 million senior secured revolving credit facility and a $435.0 million senior secured term loan facility in an aggregate principal amount of up to $485.0 million for purposes of financing the Transaction and the related fees and expenses. The obligations of the Lender to provide debt financing under the Commitment Letter are subject to a number of customary conditions, including (i) absence of a Material Adverse Effect (as defined in the Stock Purchase Agreement) that would result in a failure of a condition under the Stock Purchase Agreement; (ii) execution and delivery by the Company of definitive documentation with respect to the debt financing consistent with the term sheet attached to the Commitment Letter; (iii) the accuracy of certain specified representations and warranties in the debt documents; (iv) concurrent consummation of the Transaction in accordance with the Stock Purchase Agreement; (v) delivery of certain customary closing documents (including, among others, a customary solvency certificate), specified items of collateral (where applicable) and certain Tower and Lineage financial statements; and (vi) payment of applicable costs, fees and expenses. The final termination date of the Commitment Letter is March 30, 2015.

Recent Accounting Pronouncements

In March 2013, the FASB issued updated guidance on foreign currency matters. The update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We adopted this guidance on January 1, 2014 and the adoption did not have a material effect on our consolidated financial statements.

In July 2013, the FASB issued updated guidance related to presentation of an unrecognized tax benefit. The guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss, or tax credit carryforward, rather than as a liability under certain circumstances. We adopted this guidance on January 1, 2014 and the adoption did not have a material effect on our consolidated financial statements.

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

In July 2014, the IRS issued final regulations related to the branded pharmaceutical drug (“BPD”) annual fee under the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The final regulations indicate that an entity’s obligation to pay its portion of the BPD fee in any given calendar year is not triggered by the first qualifying sale in that calendar year but instead by the qualifying sales in the previous year. As a result, during the three month period ended September 30, 2014, we recorded a charge of $0.7 million in connection with the implementation of this updated guidance.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

 Our cash and cash equivalents, and short-term investments include a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. Our entire portfolio matures in less than one year. The carrying value of the portfolio approximates the market value at December 31, 2014.

Our portfolio is subject to interest rate risk. Based on the average duration of our investments as of December 31, 2014 and 2013, an increase of one percentage point in interest rates would have resulted in increases in interest income of approximately $2.4 million and $2.0 million, respectively.

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

We had no debt outstanding as of December 31, 2014. Our only remaining debt instrument at December 31, 2014 was the Wells Fargo revolving credit facility, which would be subject to variable interest rates and principal payments should we decide to borrow against it. The credit facility matured in accordance with the terms therein on February 11, 2015.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, the end of our fiscal year, and has reviewed the results of this assessment with the Audit Committee of our Board of Directors. Management based its assessment on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on the assessment, management has concluded our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impax Laboratories, Inc.:

We have audited Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Impax Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Impax Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 26, 2015

Changes in Internal Control over Financial Reporting

 During the quarter ended December 31, 2014, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional information required by this item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2015 (“Proxy Statement”).

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

2.1

Stock Purchase Agreement, dated as of October 8, 2014, by and among the Company, Tower Holdings, Inc. (“Tower”), Lineage Therapeutics Inc. (“Lineage”), Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., the other stockholders of Tower and Lineage, the holders of options to purchase shares of Tower common stock and options to purchase shares of Lineage common stock, the holders of warrants to acquire shares of Tower common stock and warrants to acquire shares of Lineage common stock and, solely with respect to Section 8.3, Roundtable Healthcare Management II, LLC.(1)

3.1.1	Restated Certificate of Incorporation of the Company dated as of August 30, 2004.(2)

3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(3)

3.2	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.(4)

4.1	Specimen of Common Stock Certificate.(5)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(3)

10.1

Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(6)

10.1.1

Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association as Administrative Agent.(7)

10.1.2

Second Amendment to Credit Agreement, dated as of January 10, 2013, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(8)

10.1.3

Third Amendment to Credit Agreement, dated as of February 20, 2014, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(9)

10.2

Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(6)

10.3.1	Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(10)

10.3.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(10)

10.4	Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(5)

10.5.1	Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(11)

10.5.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(12)

10.5.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(12)

10.6.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(13)

10.6.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (13)

10.7.1	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(14)

10.7.2	Separation Agreement, dated as of June 24, 2013, between the Company and Larry Hsu, Ph.D.*(15)

10.7.3	Amendment, dated as of February 26, 2014, to the Separation Agreement by and between the Company and Larry Hsu, Ph.D., dated as of June 24, 2013.*(16)

10.8.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(14)

10.8.2	Confidential Separation and Release Agreement, dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(17)

10.9.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(14)

10.9.2	General Release and Waiver, effective as of July 17, 2012, between the Company and Arthur A. Koch, Jr.* (18)

10.10.1	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(14)

10.10.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of January 1, 2014, between the Company and Michael Nestor* (19)

10.11.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(20)

10.11.2	Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(20)

10.11.3	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg* (19)

10.12.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon, M.D.*(21)

10.12.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.*(22)

10.12.3	Amendment dated, as of April 1, 2014, to the Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.* (19)

10.12.4	Separation Agreement, dated as of October 22, 2014, between the Company and Carole Ben-Maimon, M.D.*

10.13.1	Employment Agreement, dated as of December 12, 2012, between the Company and Bryan M. Reasons.*(23)

10.13.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of December 12, 2012 between the Company and Bryan M. Reasons*(19)

10.14	Employment Agreement, dated as of April 21, 2014, by and between the Company and G. Frederick Wilkinson.*(24)

10.15.1	Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(25)

10.15.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(25)

10.15.3	Letter Agreement, dated as of April 1, 2014, between the Company and Jeffrey Nornhold.*(25)

10.16	Amended and Restated License and Distribution Agreement, dated as of February 7, 2013, between the Company and Shire LLC.(26)**

10.17.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(6)

10.17.2	Settlement Agreement, dated as of January 21, 2011, between the Company and Medicis Pharmaceutical Corporation.**(27)

10.17.3	First Amendment, dated as of January 26, 2011, to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.(20)

10.18	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, between the Company and AstraZeneca UK Limited.**(28)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014,  (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2014, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2014.

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

(1)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2014.

(2)   Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(3)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(4)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2014.

(5)   Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

(6)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(7)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(8)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.

(9)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2014.

(10) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(11) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2013.

(12) Incorporated by reference to the Company’s Registration Statement on Form S-8 (file No. 333-189360) filed on June 14, 2013.

(13) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(15) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(16) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014.

(20) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(21) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.

(24) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

(25) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(26) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(27) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(28) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.

Impax Laboratories, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 26, 2015

IMPAX LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$214,873	$184,612
Short-term investments	199,983	228,521
Accounts receivable, net	146,490	112,993
Inventory, net	80,570	70,107
Deferred income taxes	54,825	50,788
Prepaid expenses and other current assets	33,710	12,721
Total current assets	730,451	659,742

Property, plant and equipment, net	188,169	188,191
Other assets	64,455	57,820
Deferred income taxes	41,837	33,926
Intangible assets, net	26,711	29,670
Goodwill	27,574	27,574
Total assets	$1,079,197	$996,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,976	$26,824
Accrued expenses	110,470	111,523
Accrued profit sharing and royalty expenses	15,346	11,560
Deferred revenue	907	3,983
Total current liabilities	158,699	153,890

Deferred revenue	3,403	4,267
Other liabilities	29,218	28,563
Total liabilities	191,320	186,720

Commitments and contingencies (Notes 18 and 19)

Stockholders’ equity:
Preferred Stock, $0.01 par value, 2,000,000 shares authorized, no shares outstanding at December 31, 2014 and 2013	--	--
Common stock, $0.01 par value, 90,000,000 shares authorized and 71,470,802 and 69,927,609 shares issued at December 31, 2014 and 2013, respectively	714	699
Additional paid-in capital	364,103	336,648
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive (loss) income	(6,009)	1,140
Retained earnings	531,226	473,873
Total stockholders’ equity	887,877	810,203
Total liabilities and stockholders’ equity	$1,079,197	$996,923

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Global Division revenues, net	$549,082	$398,340	$448,682
Impax Division revenues, net	46,967	113,162	133,010
Total revenues	596,049	511,502	581,692
Cost of revenues	283,396	312,202	299,138
Gross profit	312,653	199,300	282,554
Operating expenses:
Research and development	79,114	68,854	81,320
Patent litigation	5,333	16,545	9,772
Selling, general and administrative	139,390	120,288	108,470
Total operating expenses	223,837	205,687	199,562
Income (loss) from operations	88,816	(6,387)	82,992
Other income (expense), net	313	152,447	(138)
Interest income	1,473	1,299	1,089
Interest expense	(43)	(419)	(632)
Income before income taxes	90,559	146,940	83,311
Provision for income taxes	33,206	45,681	27,438
Net income	$57,353	$101,259	$55,873
Net Income per share:
Basic	$0.84	$1.51	$0.85
Diluted	$0.81	$1.47	$0.82
Weighted average common shares outstanding:
Basic	68,185,552	66,921,181	65,660,271
Diluted	70,530,349	68,655,038	68,404,551

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

Comprehensive Income	Years Ended December 31,
	2014	2013	2012
Net income	$57,353	$101,259	$55,873
Currency translation adjustments	(7,149)	(4,104)	3,520
Comprehensive income	$50,204	$97,155	$59,393

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2014

(amounts in thousands)

	Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive Income	Retained
Stockholders’ Equity	Shares	Par Value	Capital	Stock	(Loss)	Earnings	Total
Balance at December 31, 2011	66,504	$667	$285,966	$(2,157)	$1,724	$316,741	$602,941

2012
Exercise of stock options, issuance of restricted stock and sale of common stock under ESPP	1,768	18	7,746				7,764
Share-based compensation expense			16,303				16,303
Tax benefit related to exercise of stock options and restricted stock			4,702				4,702
Currency translation adjustments					3,520		3,520
Net income						55,873	55,873
Balance at December 31, 2012	68,272	685	314,717	(2,157)	5,244	372,614	691,103

2013
Exercise of stock options, issuance of restricted stock and sale of common stock under ESPP	1,412	14	3,538				3,552
Share-based compensation expense			17,644				17,644
Tax benefit related to exercise of stock options and restricted stock			749				749
Currency translation adjustments					(4,104)		(4,104)
Net income						101,259	101,259
Balance at December 31, 2013	69,684	699	336,648	(2,157)	1,140	473,873	810,203

2014
Exercise of stock options, issuance of restricted stock and sale of common stock under ESPP	1,544	15	3,255				3,270
Share-based compensation expense			20,883				20,883
Tax benefit related to exercise of stock options and restricted stock			3,317				3,317
Currency translation adjustments					(7,149)		(7,149)
Net income						57,353	57,353
Balance at December 31, 2014	71,228	$714	$364,103	$(2,157)	$(6,009)	$531,226	$887,877

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$57,353	$101,259	$55,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,026	36,006	77,934
Intangible asset impairment	2,876	13,906	--
Provision for inventory reserves	7,964	12,476	(372)
In-process research and development charge	2,000	--	1,550
Accretion of interest income on short-term investments	(774)	(659)	(639)
Deferred income taxes – net and uncertain tax positions	(11,810)	(21,132)	(23,561)
Tax benefit related to the exercise of employee stock options	(3,317)	(749)	(4,702)
Deferred revenue	--	--	2,278
Deferred product manufacturing costs	--	--	(2,823)
Recognition of deferred revenue	(3,939)	(4,390)	(29,099)
Amortization of deferred product manufacturing costs	--	--	11,669
Accrued profit sharing and royalty expense	52,208	61,118	72,106
Payments of profit sharing and royalty expense	(48,422)	(54,494)	(107,935)
Share-based compensation expense	20,883	17,644	16,303
Changes in certain assets and liabilities:
Accounts receivable	(33,497)	(20,744)	61,524
Inventory	(24,302)	7,095	(33,692)
Prepaid expenses and other assets	(9,952)	(7,646)	(22,301)
Accounts payable and accrued expenses	(8,980)	4,698	28,462
Other liabilities	500	5,552	3,254
Net cash provided by operating activities	32,817	149,940	105,829

Cash flows from investing activities:
Purchase of short-term investments	(366,092)	(357,092)	(210,688)
Maturities of short-term investments	395,404	285,986	296,566
Purchases of property, plant and equipment	(29,913)	(32,785)	(66,900)
Payments for product licensing rights, net	(13,000)	(12,000)	(104,760)
Investment in cash surrender value of insurance	(3,000)	--	--
Net cash used in investing activities	(16,601)	(115,891)	(85,782)

Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP	11,097	8,213	12,614
Tax benefit related to the exercise of employee stock options and restricted stock	3,317	749	4,702
Net cash provided by financing activities	14,414	8,962	17,316

Effect of exchange rate changes on cash and cash equivalents	(369)	(561)	380

Net increase in cash and cash equivalents	30,261	42,450	37,743
Cash and cash equivalents, beginning of year	184,612	142,162	104,419
Cash and cash equivalents, end of year	$214,873	$184,612	$142,162

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental disclosure of non-cash investing and financing activities:

	Years Ended December 31,
	2014	2013	2012
(in $000s)
Cash paid for interest	$17	$89	$546
Cash paid for income taxes, net	$72,174	$34,272	$55,356

Unpaid vendor invoices of approximately $1,932,000, $6,210,000 and $10,017,000 which were accrued as of December 31, 2014, 2013 and 2012, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses.

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014, 2013, 2012

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

The Impax Division is engaged in the development of proprietary brand pharmaceutical products through improvements to already-approved pharmaceutical products to address central nervous system (“CNS”) disorders. The Impax Division currently has one internally developed branded pharmaceutical product, RYTARY™ (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015. The Company currently plans to fully launch its sales and marketing efforts for the product in early April 2015. The Impax Division is also currently engaged, through its specialty direct sales force, in the product sales and promotion of Zomig® (zolmitriptan) tablet, orally disintegrating tablet, and nasal spray formulations pursuant to the terms of a Distribution, License, Development and Supply Agreement (the “AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”). The Impax Division has a number of product candidates that are in varying stages of development. Additionally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company.

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases three facilities in Hayward, utilized for additional research and development, administrative services, equipment storage and quality assurance support. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as used for additional warehouse space. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility and leases an office in the Netherlands.

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

On April 21, 2014, the board of directors of the Company announced that it had appointed Fred Wilkinson as the Company’s new President and Chief Executive Officer effective as of April 29, 2014. Mr. Wilkinson succeeds Larry Hsu, Ph.D. who retired from his positions as President and Chief Executive Officer of the Company. In connection with Mr. Wilkinson’s appointment, Mr. Wilkinson and the Company entered into an Employment Agreement dated April 21, 2014 (the “Employment Agreement”). The Company will provide certain compensation and benefits as set forth in the Employment Agreement.

Management changes

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

On October 22, 2014, the Company announced that Carole S. Ben-Maimon, M.D., President of the Company’s Global Pharmaceuticals Division, informed the Company of her decision to retire from her position effective November 3, 2014. In connection with her retirement, Dr. Ben-Maimon entered into a Separation Agreement with the Company dated October 22, 2014 which provided Dr. Ben-Maimon with $1.9 million of certain termination benefits and payments that were recorded during the fourth quarter of 2014.

Workforce reductions

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

On October 30, 2014, the Company committed to a reduction in the Company’s workforce, eliminating approximately 41 positions, including 35 positions in the Company’s research and development (“R&D”) organization. The reduction in workforce is part of the Company’s reorganization of its R&D organizations by consolidating the product development and analytical functions of the generic and brand R&D organizations. The workforce reduction resulted in charges of $2.1 million for severance and related termination costs, of which $1.8 million was paid during the quarter ended December 31, 2014. The Company expects the remaining balance to be paid during the first quarter of 2015.

Acquisition of Tower Holdings, Inc. and Lineage Therapeutics Inc.

On October 8, 2014, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Company will acquire all the outstanding shares of common stock of Tower Holdings, Inc. (“Tower”), including its operating subsidiaries CorePharma, LLC and Amedra Pharmaceuticals LLC, and of Lineage Therapeutics Inc. (“Lineage”), (the “Transaction”) for a purchase price of $700.0 million in cash, subject to customary adjustments for working capital, net debt and transaction expenses. The closing of the Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the accuracy of the representations and warranties, and performance of covenants. The privately-held companies to be acquired in the Transaction specialize in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. Following the closing of the Transaction, which is expected to occur during the first quarter of 2015, Tower and Lineage will become wholly owned subsidiaries of the Company. The Company expects to finance the Transaction from cash on hand and borrowings under a new credit facility, as discussed in “Note 11 – Revolving Line of Credit.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) requires the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2014.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan) Inc., and an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at December 31, 2014. All significant intercompany accounts and transactions have been eliminated.

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

The following tables present the percentage of total accounts receivable and gross revenues represented by the Company’s five largest customers as of and for the years ended December 31, 2014, 2013 and 2012:

Percent of Total Accounts Receivable	2014	2013	2012

Customer #1	36.9%	28.8%	23.3%
Customer #2	28.2%	35.1%	31.9%
Customer #3	19.6%	18.5%	18.4%
Customer #4	1.8%	2.9%	--%
Customer #5	1.7%	--%	--%
Customer #6	--%	--%	3.7%
Customer #7	--%	--%	3.1%
Customer #8	--%	1.0%	--%
Total five largest customers	88.2%	86.3%	80.4%

Percent of Gross Revenues	2014	2013	2012

Customer #1	36.0%	30.6%	21.8%
Customer #2	20.7%	25.1%	25.2%
Customer #3	19.3%	20.3%	15.1%
Customer #4	2.5%	2.5%	--%
Customer #5	1.9%	--%	--%
Customer #6	--%	--%	9.2%
Customer #7	--%	2.4%	2.9%
Total five largest customers	80.4%	80.9%	74.2%

During the years ended December 31, 2014, 2013 and 2012, the Company’s top ten generic products accounted for 62%, 68% and 70%, respectively, of Global Product sales, net. In the Impax Division, revenue from sales of branded Zomig® products pursuant to the AZ Agreement with AstraZeneca accounted for 100% of the Company’s Impax Product sales, net. Refer to “Note 20 - Supplemental Financial Information” for more information.

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

The Company concluded the carrying value of goodwill was not impaired as of December 31, 2014 and 2013 as the fair value of the Global Division exceeded its carrying value at each date. The Company performs its annual goodwill impairment test in the fourth quarter of each year. The Company estimated the fair value of the Global Division using a discounted cash flow model for both the reporting unit and the enterprise. In addition, on a quarterly basis, the Company performs a review of its business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, the Company would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to determine the impact, if any, on the Company’s assessment of the reporting unit’s fair value. The Company has not to date deemed there to have been any significant adverse changes in the legal, regulatory, or general economic environment in which the Company conducts its business operations.

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

OTC Partner revenue is related to agreements with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) and L. Perrigo Company (“Perrigo”) with respect to the supply of over-the-counter pharmaceutical products. The OTC Partner sales channel is no longer a core area of the business, and the over-the-counter pharmaceutical products the Company sells through this sales channel are older products which are only sold to Pfizer and Perrigo. The Company is currently only required to manufacture the over-the-counter pharmaceutical products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research Partner:

The Research Partner contract includes revenue recognized under development agreements with unrelated third-party pharmaceutical companies. The development agreements generally obligate the Company to provide research and development services over multiple periods. In exchange for this service, the Company received upfront payments upon signing of each development agreement and is eligible to receive contingent milestone payments, based upon the achievement of contractually specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under one of these development agreements. The Company recognizes revenue received from the achievement of contingent research and development milestones in the period such payment is earned. Royalty fee income, if any, will be recognized as current period revenue when earned.

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

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are recorded as selling expense. Shipping costs were $2,382,000, $1,890,000 and $1,425,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and Development

Research and development activities are expensed as incurred and consist of self-funded research and development costs and costs associated with work performed by other participants under collaborative research and development agreements.

Derivatives

The Company does not engage in hedging transactions for trading or speculative purposes or to hedge exposure to currency or interest rate fluctuations. From time to time, the Company may engage in transactions that result in embedded derivatives (e.g., convertible debt securities). In accordance with FASB ASC Topic 815, “Derivatives and Hedging”, the Company records the embedded derivative at fair value on the balance sheet and records any related gains or losses in current earnings in the statement of operations.

Share-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of FASB ASC Topic 718, ”Stock Compensation”. Under FASB ASC Topic 718, the Company recognizes the grant date fair value of stock-based employee compensation as expense on a straight-line basis over the vesting period of the grant. The Company uses the Black Scholes option pricing model to determine the grant date fair value of employee stock options; the fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date such award was granted.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company provides for income taxes using the asset and liability method as required by FASB ASC Topic 740, “Income Taxes”. This approach recognizes the amount of federal, state, local taxes, and foreign taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. Under FASB ASC Topic 740, a valuation allowance is required when it is more likely than not all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

FASB ASC Topic 740, Sub-topic 10, ”Tax Positions”, defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with generally accepted accounting principles. Under FASB ASC Topic 740, Sub-topic 10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Additionally, FASB ASC Topic 740, Sub-topic 10 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the disclosure requirements of FASB ASC Topic 740, Sub-topic 10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total interest expense and other expense, respectively.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares adjusted for the dilutive effect of common stock equivalents outstanding during the period.

Other Comprehensive Income

The Company follows the provisions of FASB ASC Topic 220, ”Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company recorded foreign currency translation gains and losses, which are reported as comprehensive income. Foreign currency translation gains (losses) for the years ended December 31, 2014, 2013 and 2012 were $(7,149,000), $(4,104,000) and $3,520,000 respectively.

Deferred Financing Costs

The Company capitalizes direct costs incurred with obtaining debt financing, which are included in other assets on the consolidated balance sheet. Deferred financing costs, including costs incurred in obtaining debt financing, are amortized to interest expense over the term of the underlying debt on a straight-line basis, which approximates the effective interest method. The Company recognized amortization of $30,000, $30,000 and $30,000 in the years ended December 31, 2014, 2013 and 2012, respectively.

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

A summary of short-term investments as of December 31, 2014 and December 31, 2013 follows:

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Commercial paper	$68,972	$17	$--	$68,989
Corporate bonds	131,011	--	(101)	130,910
Total short-term investments	$199,983	$17	$(101)	$199,899

		Gross	Gross
(in $000’s)	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2013	Cost	Gains	Losses	Value
Commercial paper	$91,480	$26	$--	$91,506
Corporate bonds	137,041	13	(21)	137,033
Total short-term investments	$228,521	$39	$(21)	$228,539

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

	December 31,	December 31,
(in $000’s)	2014	2013
Gross accounts receivable	$287,362	$246,319
Less: Rebate reserve	(88,812)	(88,449)
Less: Chargeback reserve	(43,125)	(37,066)
Less: Other deductions	(8,935)	(7,811)
Accounts receivable, net	$146,490	$112,993

A roll forward of the chargeback and rebate reserves activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

(in $000’s)	December 31,	December 31,	December 31,
Rebate reserve	2014	2013	2012

Beginning balance	$88,449	$46,011	$29,164
Provision recorded during the period	260,747	193,288	111,099
Credits issued during the period	(260,384)	(150,850)	(94,252)
Ending balance	$88,812	$88,449	$46,011

(in $000’s)	December 31,	December 31,	December 31,
Chargeback reserve	2014	2013	2012

Beginning balance	$37,066	$18,410	$22,161
Provision recorded during the period	487,377	389,707	209,452
Credits issued during the period	(481,318)	(371,051)	(213,203)
Ending balance	$43,125	$37,066	$18,410

Other deductions include allowance for cash discounts and uncollectible amounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company had an allowance for uncollectible amounts of $515,000 and $539,000 at December 31, 2014 and 2013, respectively.

6. INVENTORY

Inventory, net of carrying value reserves at December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
(in $000’s)	2014	2013
Raw materials	$34,681	$27,981
Work in process	2,447	1,434
Finished goods	55,102	47,416
Total inventory	92,230	76,831

Less: Non-current inventory	11,660	6,724
Total inventory-current	$80,570	$70,107

Inventory carrying value reserves were $25,639,000 and $17,702,000 at December 31, 2014 and 2013, respectively. During the three month period ended March 31, 2013, the Company decided to discontinue the manufacture and distribution of certain unprofitable products after the Company conducted a strategic review of its currently manufactured generic product portfolio. As a result of this decision, the Company recorded an inventory reserve of $6,700,000 related to the discontinued products. In addition, upon receipt of the Complete Response Letter from the FDA for RYTARY™ in January 2013, the Company evaluated the impact of the expected delay of FDA approval on its ability to sell the associated inventory. The Company determined that a reserve of $5,000,000 was appropriate and recorded this amount in the three month period ended March 31, 2013. The Company subsequently received FDA approval for RYTARY™ on January 7, 2015. During the three month period ended March 31, 2013, the Company also recorded a $6,400,000 reserve for pre-launch inventory of a product manufactured for another third-party pharmaceutical company due to the anticipated delayed launch of such product as a result of the warning letter related to our Hayward, California manufacturing facility. The carrying value of unapproved inventory less reserves was $7,312,000 and $6,462,000 at December 31, 2014 and 2013, respectively.

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

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	December 31,	December 31,
(in $000’s)	2014	2013
Land	$5,773	$5,773
Buildings and improvements	154,374	139,657
Equipment	122,184	114,950
Office furniture and equipment	12,623	11,523
Construction-in-progress	9,404	15,910
Property, plant and equipment, gross	$304,358	$287,813

Less: Accumulated depreciation	(116,189)	(99,622)
Property, plant and equipment, net	$188,169	$188,191

Depreciation expense was $20,353,000, $16,782,000 and $15,982,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $27,574,000 at December 31, 2014 and 2013, and the Company attributes the entire carrying amount of goodwill to the Global Division. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2014 and 2013.

Intangible assets consisted of the following:

(in $000’s)	Initial	Accumulated			Carrying
December 31, 2014	Cost	Amortization	Impairment		Value
Intangible assets:
Zomig® product rights	$41,783	$(31,561)	$	---	$10,222
Tolmar product rights	33,450	(10,801)		(16,032)	6,617
Perrigo product rights	1,000	(297)		---	703
Ursodiol product rights	3,000	(331)		---	2,669
Other product rights	7,250	---		(750)	6,500
Total intangible assets	$86,483	$(42,990)		$(16,782)	$26,711

(in $000’s)	Initial	Accumulated			Carrying
December 31, 2013	Cost	Amortization	Impairment		Value
Intangible assets:
Zomig® product rights	$41,783	$(28,641)	$	---	$13,142
Tolmar product rights	31,450	(3,266)		(13,156)	15,028
Other product rights	2,250	---		(750)	1,500
Total intangible assets	$75,483	$(31,907)		$(13,906)	$29,670

The Zomig® product rights under the AZ Agreement with AstraZeneca were amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet and over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet. The Zomig® product rights under the AZ Agreement are also being amortized over a period of 72 months starting in July 2012 for the nasal spray.

In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. During the three month period ended September 30, 2013, as a result of the most recent market share data obtained by the Company and the Company’s revised five year projections for the Tolmar product lines, the Company performed an intangible asset impairment test on the Tolmar products. Based on the results of the impairment analysis, the Company recorded a $13.2 million impairment charge to cost of revenues for the Global Division in the three month period ended September 30, 2013. During the three month period ended March 31, 2014, as a result of a further decline in pricing, the Company revised its projections and performed an intangible asset impairment analysis. Based on the results of this analysis, the Company recorded a $2.9 million charge to cost of revenues for the Global Pharmaceuticals Division, which was 100% of the remaining net book value of this asset. The remaining carrying value of the Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012. During the fourth quarter of 2014, the Company paid a $2.0 million milestone related to the Diclofenac Sodium Gel 3% product to Tolmar pursuant to the Tolmar Agreement in accordance with the terms thereof. This milestone payment was capitalized as an intangible asset. Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 12 - Alliance and Collaboration Agreements.”

During the three month period ended June 30, 2014, the Company paid a $1.0 million milestone payment to Perrigo Company, plc (“Perrigo”) in conjunction with its launch of a generic version of Astepro nasal spray pursuant to a development agreement between the Company and an affiliate of Perrigo. The milestone was capitalized as an intangible asset acquisition and will be amortized over the expected cash flows of the product.

During the three month period ended September 30, 2014, the Company acquired from Actavis plc two generic products including one product marketed under an existing ANDA, the Ursodiol tablet, and one approved product that was not yet then marketed, the Lamotrigine orally disintegrating tablet. The entire purchase price of $8.0 million was allocated to identifiable intangible assets and the Ursodiol intangible will be amortized over an eight year period. As of the year ended December 31, 2014, the Lamotrigine product was considered in-process research and development and will begin amortizing when commercialized. Other product rights consist of ANDAs which have been filed with the FDA. During the three month period ended September 30, 2013, as a result of a decision by management to withdraw one of these ANDAs and no longer seek FDA approval, the Company recorded an intangible asset impairment charge of $0.8 million in research and development expense, representing the full carrying value of the ANDA. For the remaining ANDAs, the Company will either commence amortization upon FDA approval and commercialization over the estimated useful life of the product rights, or will expense the related costs immediately upon failure to obtain FDA approval.

Amortization expense is included as a component of Cost of Revenues on the Company’s consolidated statements of operations and was $11,083,000, $13,061,000 and $18,846,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The following schedule shows the expected amortization of the Zomig®, Tolmar, Perrigo and Ursodiol product rights for the next five years and thereafter:

Amortization
(in $000’s)	Expense

2015	$5,846
2016	4,618
2017	4,230
2018	2,625
2019	1,005
Thereafter	1,887
Total	$20,211

9. ACCRUED EXPENSES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	December 31, 2014	December 31, 2013
Payroll-related expenses	$33,812	$27,985
Product returns	27,174	28,089
Government rebates	18,272	23,351
Legal and professional fees	9,497	3,162
Income taxes payable	40	21,186
Physician detailing sales force fees	2,336	1,512
Litigation accrual	12,750	--
Other	6,589	6,238
Total accrued expenses	$110,470	$111,523

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Global Products and Impax Products sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance, collaboration and supply agreements are not subject to returns. A roll forward of the return reserve activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

(in $000's)	December 31,	December 31,	December 31,
Returns Reserve	2014	2013	2012

Beginning balance	$28,089	$23,440	$24,101
Provision related to sales recorded in the period	12,016	11,015	3,003
Credits issued during the period	(12,931)	(6,366)	(3,664)
Ending balance	$27,174	$28,089	$23,440

10. INCOME TAXES

The Company is subject to federal, state and local income taxes in the United States, and income taxes in Taiwan, R.O.C. and the Netherlands. The provision for income taxes is comprised of the following:

	For the Years Ended December 31,
(in $000’s)	2014	2013	2012
Current:
Federal taxes	$42,635	$67,407	$49,636
State taxes	2,467	2,569	1,721
Foreign taxes	832	742	453
Total current tax expense	45,934	70,718	51,810

Deferred:
Federal taxes	$(9,039)	$(21,050)	$(21,650)
State taxes	(3,597)	(1,965)	(2,537)
Foreign taxes	(92)	(2,022)	(185)
Total deferred tax (benefit) expense	(12,728)	(25,037)	(24,372)

Provision for income taxes	$33,206	$45,681	$27,438

A reconciliation of the difference between the tax provision at the federal statutory rate and actual income taxes on income before income taxes, which includes federal, state, and other income taxes, is as follows:

	For the Years Ended December 31,
(in $000’s)	2014		2013		2012
Income before income taxes	$90,559		$146,940		$83,311
Tax provision at the federal statutory rate	31,696	35.0%	51,429	35.0%	29,159	35.0%

Increase (decrease) in tax rate resulting from:
Tax rate differential and permanent items on foreign income	2,285	2.5%	383	0.3%	(1,259)	(1.5)%
State income taxes, net of federal benefit	887	1.0%	1,616	1.1%	1,906	2.3%
State research and development credits	(2,133)	(2.4)%	(1,787)	(1.2)%	(1,560)	(1.9)%
Federal research and development credits	(2,401)	(2.6)%	(1,900)	(1.3)%	---	--%
Share-based compensation	189	0.2%	92	0.1%	326	0.4%
Executive compensation	1,552	1.7%	336	0.2%	825	1.0%
Domestic manufacturing deduction	(679)	(0.7)%	(1,666)	(1.1)%	(2,010)	(2.4)%
Other permanent book/tax differences	170	0.2%	(967)	(0.7)%	(185)	(0.2)%
Provision for uncertain tax positions	952	1.1%	1,718	1.1%	801	0.9%
Revision of prior years’ estimates	664	0.7%	(1,150)	(0.8)%	(392)	(0.5)%
Prior year Federal research and development credits	---	--%	(1,950)	(1.3)%	---	--%
Other, net	24	0.0%	(473)	(0.3)%	(173)	(0.2)%
Provision for income taxes	$33,206	36.7%	$45,681	31.1%	$27,438	32.9%

On January 3, 2013, the research and development credit (the “R&D credit”) was reinstated retroactively as a part of The American Taxpayer Relief Act of 2012 for expenses paid or incurred from January 1, 2012 through December 31, 2012. Due to the fact that this legislation was not enacted prior to the Company’s 2012 year-end, no tax benefit related to potential R&D credits was reflected within the 2012 year-end tax provision. The 2012 R&D credit was reflected within the Company’s first quarter tax provision for the year ended December 31, 2013.

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

	December 31,
(in $000’s)	2014	2013
Deferred tax assets:
Deferred revenues	$1,550	$2,961
Accrued expenses	46,206	44,404
Inventory reserves	10,223	6,681
Net operating loss carryforwards	46	61
Depreciation and amortization	284	275
Acquired product rights and intangibles	18,788	15,147
Capitalized legal fees	12,829	11,245
R&D credit carryforwards	4,331	3,238
Share based compensation expense	4,397	4,786
Other	1,048	745
Deferred tax assets	$99,702	$89,543

Deferred tax liabilities:
Tax depreciation and amortization in excess of book amounts	$1,028	$2,592
Deferred manufacturing costs	65	65
Other	1,947	2,172
Deferred tax liabilities	$3,040	$4,829

Deferred tax assets, net	$96,662	$84,714

The breakdown between current and long-term deferred tax assets and tax liabilities is as follows:

	December 31,
(in $000’s)	2014	2013
Current deferred tax assets	$56,772	$52,959
Current deferred tax liabilities	(1,947)	(2,171)
Current deferred tax assets, net	54,825	50,788

Non-current deferred tax assets	42,930	36,583
Non-current deferred tax liabilities	(1,093)	(2,657)
Non-current deferred tax assets, net	41,837	33,926

Deferred tax assets, net	$96,662	$84,714

10. INCOME TAXES (continued)

A rollforward of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the Years Ended December 31,
(in $000’s)	2014	2013	2012
Unrecognized tax benefits beginning of year	$5,292	$2,920	$1,791
Gross change for current year positions	1,089	797	249
Gross change for prior period positions	310	1,575	1,231
Decrease due to settlements and payments	(174)	--	(351)
Unrecognized tax benefits end of year	$6,517	$5,292	$2,920

The amount of unrecognized tax benefits at December 31, 2014, 2013 and 2012 was $6.5 million, $5.3 million and $2.9 million respectively, of which $5.0 million, $4.1 million and $2.3 million would impact the Company’s effective tax rate, respectively, if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next twelve months. Interest expense related to income taxes is included in “Interest expense” on the consolidated statement of operations. Net interest expense related to unrecognized tax benefits for the year ended December 31, 2014 was $5,000 principally due to the settlement of the 2007-2009 California audit, compared to $299,000 in 2013. Accrued interest expense as of December 31, 2014 and 2013 was $597,000 and $602,000, respectively. Income tax penalties are included in “Other income (expense)” on the consolidated statements of operations. Accrued tax penalties are not significant.

The Company is currently not under audit for its federal income tax, but is currently under audit by the State of California Franchise Tax Board for the tax years ended December 31, 2010 and 2011. No provision has been made for U.S. federal deferred income taxes on accumulated earnings on foreign subsidiaries since it is the current intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary.

11. REVOLVING LINE OF CREDIT

As of December 31, 2014, the Company had a Credit Agreement, as amended (the “Credit Agreement”) with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Administrative Agent”). The Credit Agreement provided the Company with a revolving line of credit in the aggregate principal amount of up to $50,000,000 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $10,000,000 was available for letters of credit, the outstanding face amounts of which reduced availability under the Revolving Credit Facility on a dollar for dollar basis. Proceeds under the Credit Agreement could be used for working capital, general corporate and other lawful purposes. The Credit Agreement matured in accordance with the terms therein on February 11, 2015. The Company did not borrow any amounts under the Revolving Credit Facility.

The Company’s borrowings under the Credit Agreement were secured by substantially all of the personal property assets of the Company pursuant to a Security Agreement (the “Security Agreement”) entered into by the Company and the Administrative Agent. As further security, the Company also pledged to the Administrative Agent, 65% of the Company’s equity interest in its wholly owned subsidiary Impax Laboratories (Taiwan), Inc., all of the Company’s equity interests in its wholly owned domestic subsidiaries and must similarly pledge all or a portion of its equity interest in future subsidiaries. Under the Credit Agreement, among other things:

●

The outstanding principal amount of all revolving credit loans, together with accrued and unpaid interest thereon, was due and payable on the maturity date, which occurred on February 11, 2015. There were no balances outstanding under the credit facility as of December 31, 2014.

●

Borrowings under the Revolving Credit Facility bore interest, at the Company’s option, at either an Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 0.5% to 1.5%, or a LIBOR Rate (as defined in the Credit Agreement) plus the applicable margin in effect from time to time ranging from 1.5% to 2.5%. The Company was also required to pay an unused commitment fee ranging from 0.25% to 0.45% per annum based on the daily average undrawn portion of the Revolving Credit Facility. The applicable margin described above and the unused commitment fee in effect at any given time were determined based on the Company’s Total Net Leverage Ratio (as defined in the Credit Agreement), which was based upon the Company’s consolidated total debt, net of unrestricted cash in excess of $100 million, compared to Consolidated EBITDA (as defined in the Credit Agreement) for the immediately preceding four quarters.

●	The Company could prepay any outstanding loan under the Revolving Credit Facility without premium or penalty.

●

The Company was required under the Credit Agreement and the Security Agreement to comply with a number of affirmative, negative and financial covenants. Among other things, these covenants (i) required the Company to provide periodic reports, notices of material events and information regarding collateral, (ii) restricted the Company’s ability, subject to certain exceptions and baskets, to incur additional indebtedness, grant liens on assets, undergo fundamental changes, change the nature of its business, make investments, undertake acquisitions, sell assets, make restricted payments (including the ability to pay dividends and repurchase stock) or engage in affiliate transactions, and (iii) required the Company to maintain a Total Net Leverage Ratio (which was, generally, total funded debt, net of unrestricted cash in excess of $100 million, over EBITDA for the preceding four quarters) of less than 3.75 to 1.00, a Senior Secured Leverage Ratio (which was, generally, total senior secured debt over EBITDA for the preceding four quarters) of less than 2.50 to 1.00, Consolidated EBITDA of at least $50.0 million and Minimum Liquidity (which was, generally unrestricted cash and cash equivalents) of at least $100.0 million. As of December 31, 2014, the Company was in compliance with the various covenants contained in the Credit Agreement and the Security Agreement. Prior to the Company’s execution of the definitive agreement under which the Company will acquire Tower Holdings, Inc. and Lineage Therapeutics, Inc., the Company received the Administrative Agent’s consent that the execution of such agreement would not result in a breach of the covenants in the Credit Agreement.

●

The Credit Agreement contained customary events of default (subject to customary grace periods, cure rights and materiality thresholds), including, among others, failure to pay principal, interest or fees, violation of covenants, material inaccuracy of representations and warranties, cross-default and cross-acceleration of material indebtedness and other obligations, certain bankruptcy and insolvency events, certain judgments, certain events related to the Employee Retirement Income Security Act of 1974, as amended, and a change of control.

●

Following an event of default under the Credit Agreement, the Administrative Agent would be entitled to take various actions, including the acceleration of amounts due under the Credit Agreement and seek other remedies that may be taken by secured creditors.

During the years ended December 31, 2014, 2013 and 2012, unused line fees incurred under the Credit Agreement were $124,000, $139,000 and $95,000, respectively.

In connection with the Stock Purchase Agreement pursuant to which the Company will acquire Tower and Lineage, on January 2, 2015, the Company entered into a second amended and restated commitment letter (the “Commitment Letter”), which amended and restated the commitment letter dated as of October 8, 2014, as first amended and restated on October 22, 2014 with Barclays Bank plc (“Barclays”), Royal Bank of Canada (“Royal Bank”), Wells Fargo Bank, National Association (“Wells Fargo”) and Wells Fargo Securities, LLC (“Wells Fargo Securities” and together with Barclays, Royal Bank and Wells Fargo, the “Lenders”) pursuant to which the Lenders have severally but not jointly committed to provide a $50.0 million senior secured revolving credit facility and a $435.0 million senior secured term loan facility in an aggregate principal amount of up to $485.0 million for purposes of financing the Transaction and the related fees and expenses. The obligations of the Lender to provide debt financing under the Commitment Letter are subject to a number of customary conditions, including (i) absence of a Material Adverse Effect (as defined in the Stock Purchase Agreement) that would result in a failure of a condition under the Stock Purchase Agreement; (ii) execution and delivery by the Company of definitive documentation with respect to the debt financing consistent with the term sheet attached to the Commitment Letter; (iii) the accuracy of certain specified representations and warranties in the debt documents; (iv) concurrent consummation of the Transaction in accordance with the Stock Purchase Agreement; (v) delivery of certain customary closing documents (including, among others, a customary solvency certificate), specified items of collateral (where applicable) and certain Tower and Lineage financial statements; and (vi) payment of applicable costs, fees and expenses. The final termination date of the Commitment Letter is March 30, 2015.

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

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During 2013, the Company received a payment of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 under the line item “Other Income” on the consolidated statement of operations. Under the Amended and Restated Shire Agreement Shire was required to supply the AG Product and Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $21,089,000, $20,406,000 and $70,948,000 on sales of the AG Product during the years ended December 31, 2014, 2013 and 2012, respectively, with a corresponding charge included in the cost of revenues line in the consolidated statement of operations. Although the Supply Term expired on September 30, 2014, the Company is permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold. The Company will continue to pay a profit share to Shire on sales of such products.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012. During the fourth quarter ended December 31, 2013, the Company made a $12,000,000 payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the agreement. The upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statement of operations. The Company initially allocated $1,550,000 of the upfront payment to two products which are still in development and has recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. The Company is required to pay a profit share to Tolmar on sales of the topical products, of which the Company owed a profit share payable to Tolmar of $15,995,000, $3,905,000 and $551,000 during the years ended December 31, 2014, 2013 and 2012, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations. Under the Tolmar Agreement, the Company has the potential to pay up to an aggregate of $10,000,000 in additional contingent milestone payments if certain commercialization events occur.

Contingent milestone payments will be initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. As discussed in “Note 8 – Goodwill and Intangible Assets,” the Company recorded a $13.2 million intangible asset impairment charge to cost of revenues in the three month period ended September 30, 2013 related to the Tolmar product rights acquired under the Tolmar Agreement. During the fourth quarter of 2013, the Company made a $12.0 million payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the Tolmar Agreement. During the fourth quarter of 2014, the Company paid a $2.0 million milestone related to the Diclofenac Sodium Gel 3% or Solaraze product to Tolmar pursuant to the Tolmar Agreement.

The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of December 31, 2014, Tolmar borrowed $15,000,000 under the Tolmar Loan Agreement, which is included in “Other Assets” on the consolidated balance sheet. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

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

As of February 6, 2015, the Company was supplying Teva with Ditropan XL® 5,10 and 15 mg extended release tablets as the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market, have not yet been approved by the FDA or the Company’s obligations to supply such product had expired or were terminated in accordance with the agreement.

The following tables show the additions to and deductions from the deferred revenue under the Teva Agreement:

	For the Years Ended December 31,
(in $000’s)
Deferred revenue	2014		2013	2012
Beginning balance		$1,087	$2,396	$3,705

Less amounts recognized		(1,087)	(1,309)	(1,309)

Ending deferred revenue	$	---	$1,087	$2,396

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

OTC Partner Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”), for a term of approximately 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale. The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, Pfizer and the Company entered into an agreement with L. Perrigo Company (“Perrigo”) whereby the parties agreed that the Company would supply the Company’s generic Claritin-D® 5 mg/120 mg 12-hour extended release product tablets to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and Perrigo. As noted above, the Company is currently only required to manufacture the products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned.

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

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

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

The following table shows the additions to and deductions from deferred revenue under the Joint Development Agreement with Valeant:

(in $000’s)	Years Ended December 31,
Deferred revenue	2014		2013	2012
Beginning balance		$1,825	$3,650	$12,410
Less amount recognized		(1,825)	(1,825)	(8,760)
Ending deferred revenue	$	---	$1,825	$3,650

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 112 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in September 2019, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $4,310,000 as of December 31, 2014. Revenue recognized under the Endo Agreement is reported on the consolidated statement of operations, in the line item captioned Research Partner. The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through its Impax Pharmaceuticals Division. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012. The Company accounted for these payments as a reduction of the related receivable that was recorded in the initial purchase price allocation. The Company allocated $45,096,000 to an intangible asset, and the remaining $41,340,000 to prepaid royalty expense related to sales of Impax-labeled Zomig® products during 2012, with such royalty expense included in cost of revenues on the consolidated statement of operations. Beginning in January 2013, the Company was obligated to pay AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States.

12. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

Co-Promotion Agreement with Pfizer

In March 2010, the Company and Pfizer, Inc. (“Pfizer”) entered into the First Amendment to the Co-Promotion Agreement (originally entered into with Wyeth LLC, now a wholly owned subsidiary of Pfizer) ("Pfizer Co-Promotion Agreement"). The Company’s obligation to provide physician detailing sales calls under the Pfizer Co-Promotion Agreement ended on June 30, 2012. Prior to such time, the Company had received a fixed fee, effective January 1, 2010, for providing such physician detailing sales calls within a contractually defined range of an aggregate number of physician detailing sales calls rendered, determined on a quarterly basis. The Company recognized the physician detailing sales force fee revenue as the related services were performed and the performance obligations were met. The Company recognized $7,070,000 in the year ended December 31, 2012, which is included in the line item “Other Revenues” in “Note 20 - Supplementary Financial Information.”

Agreement with DURECT Corporation

During the three month period ended March 31, 2014, the Company entered into an agreement with DURECT Corporation (“Durect”) granting the Company the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, referred to by the Company as IPX239. The Company paid Durect a $2,000,000 up-front payment upon signing of the agreement which was recognized immediately as research and development expense. The Company has the potential to pay up to $61,000,000 in additional contingent milestone payments upon the achievement of predefined development and commercialization milestones. If IPX239 is commercialized, Durect would also receive a tiered royalty on product sales.

13. EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to contribute up to 25% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. The Company matches 50% of the employee contributions up to a maximum of 6% of employee compensation. Effective January 1, 2015, the Company updated its 401(k) policy and will match 100% of the employee contributions up to a maximum of 5% of employee compensation. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the Board of Directors. Participants are 100% vested in discretionary profit-sharing and matching contributions made by the Company after three years of service, and are 25% and 50% vested after one and two years of service, respectively. There were $1,615,000, $1,501,000 and $1,428,000 in matching contributions and no discretionary profit-sharing contributions made under this plan for the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Stock Purchase Plan

In February 2001, the Board of Directors of the Company approved the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”), with a 500,000 share reservation. The purpose of the ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. Under the ESPP plan, for the years ended December 31, 2014, 2013 and 2012, the Company sold shares of its common stock to its employees in the amount of 35,350, 39,748 and 44,731, respectively, for net proceeds of $788,000, $660,000 and $829,000, respectively.

Deferred Compensation Plan

In February 2002, the Board of Directors of the Company approved the Executive Non-Qualified Deferred Compensation Plan (“ENQDCP”) effective August 15, 2002 covering executive level employees of the Company as designated by the Board of Directors. Participants can defer up to 75% of their base salary and quarterly sales bonus and up to 100% of their annual performance based bonus. The Company matches 50% of employee deferrals up to 10% of base salary and bonus compensation. The maximum total match by the company cannot exceed 5% of total base and bonus compensation. Participants are vested in the employer match contribution at 20% each year, with 100% vesting after five years of employment. Participants can earn a return on their deferred compensation based on hypothetical investments in investment funds. Changes in the market value of the participant deferrals and earnings thereon are reflected as an adjustment to the liability for deferred compensation with an offset to compensation expense. There were $850,000, $764,000 and $717,000 in matching contributions under the ENQDCP for the years ended December 31, 2014, 2013 and 2012, respectively.

The deferred compensation liability is a non-current liability recorded at the value of the amount owed to the ENQDCP participants, with changes in the value of such amounts recognized as a compensation expense in the consolidated statement of operations. The calculation of the deferred compensation obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in the line item captioned “Other liabilities” on the consolidated balance sheet. The Company invests in corporate owned life insurance (“COLI”) policies, of which the cash surrender value is included in the line item captioned “Other assets” on the consolidated balance sheet. As of December 31, 2014 and 2013, the Company had a cash surrender value asset of $29,241,000 and $25,025,000, respectively, and a deferred compensation liability of $25,837,000 and $23,940,000, respectively, which approximated fair value. The asset representing the cash surrender value of the corporate owned life insurance and the deferred compensation liability are both Level 2 fair value measurements.

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

Impax Laboratories, Inc. 1999 Equity Incentive Plan

In October 2000, the Company’s stockholders approved an increase in the aggregate number of shares of common stock to be issued pursuant to the Company’s 1999 Equity Incentive Plan from 2,400,000 to 5,000,000 shares. Under the 1999 Equity Incentive Plan, 35,813, 50,312 and 115,785 stock options were outstanding at December 31, 2014, 2013 and 2012, respectively.

Impax Laboratories, Inc. Amended and Restated 2002 Equity Incentive Plan

Under the Company’s 2002 Plan, the aggregate number of shares of common stock for issuance pursuant to stock option grants and restricted stock awards was increased by the Company’s Board of Directors from 11,800,000 to 14,950,000 shares during 2013 and was approved by the Company’s stockholders. Under the 2002 Plan, stock options outstanding were 3,006,367, 3,720,593 and 4,061,436 at December 31, 2014, 2013 and 2012, respectively, and unvested restricted stock awards outstanding were 2,327,176, 2,123,835 and 1,954,570 at December 31, 2014, 2013 and 2012, respectively.

The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

		Weighted-
		Average
		Exercise
	Number of Shares	Price
Stock Options	Under Option	per Share
Outstanding at December 31, 2011	5,073,097	11.76
Options granted	278,500	20.90
Options exercised	(1,060,746)	11.16
Options forfeited	(113,630)	16.69
Outstanding at December 31, 2012	4,177,221	12.72
Options granted	506,000	18.06
Options exercised	(814,177)	9.28
Options forfeited	(98,139)	19.51
Outstanding at December 31, 2013	3,770,905	14.01
Options granted	386,600	25.27
Options exercised	(778,112)	13.76
Options forfeited	(337,213)	20.48
Outstanding at December 31, 2014	3,042,180	14.78

Options exercisable at December 31, 2014	2,458,207	$12.89

14. SHARE-BASED COMPENSATION (continued)

As of December 31, 2014, stock options outstanding and exercisable had average remaining contractual lives of 6.41 years and 5.45 years, respectively. Also, as of December 31, 2014, stock options outstanding and exercisable each had aggregate intrinsic values of $52,022,000 and $46,194,000, respectively and restricted stock awards outstanding had an aggregate intrinsic value of $73,724,936. As of December 31, 2014, the Company estimated 2,693,221 stock options and 2,060,233 restricted shares granted to employees which were vested or expected to vest.

The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan. A summary of the non-vested restricted stock awards is as follows:

	Non-Vested	Weighted-
	Restricted	Average
	Stock	Grant Date
Restricted Stock Awards	Awards	Fair Value
Non-vested at December 31, 2011	1,663,911	17.20
Granted	1,015,937	23.41
Vested	(585,392)	14.72
Forfeited	(139,886)	19.08
Non-vested at December 31, 2012	1,954,570	20.97
Granted	1,032,924	19.92
Vested	(617,302)	18.80
Forfeited	(246,357)	20.69
Non-vested at December 31, 2013	2,123,835	21.13
Granted	1,449,585	25.35
Vested	(796,966)	21.36
Forfeited	(449,278)	21.47
Non-vested at December 31, 2014	2,327,176	$23.61

Included in the 796,966 shares of restricted stock vested during the year ended December 31, 2014 are 284,842 shares with a weighted average fair value of $27.47 per share that were withheld for minimum withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of December 31, 2014, the Company had 2,711,649 shares available for issuance of either stock options or restricted stock awards, including 2,298,203 shares from the 2002 Plan, 296,921 shares from the 1999 Plan, and 116,525 shares from the ESPP Plan.

As of December 31, 2014, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $49,628,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.11 years. The intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $10,423,000, $8,780,000 and $12,380,000, respectively. The total fair value of restricted shares which vested during the years ended December 31, 2014, 2013 and 2012 was $16,959,000, $11,604,000 and $8,614,000, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2014	2013	2012
Volatility (range)	40.1%-41.7%	41.7%	48.5%-49.3%
Volatility (weighted average)	40.2%	41.7%	49.1%
Risk-free interest rate (range)	0.6%-1.9%	1.1%-1.9%	0.9%-1.0%
Risk-free interest rate (weighted average)	1.8%	1.2%	1.0%
Dividend yield	0%	0%	0%
Expected life (years)	6.07	6.19	6.19
Weighted average grant date fair value	$10.45	$7.54	$9.93

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

The amount of share-based compensation expense recognized by the Company is as follows:

	For the Years Ended December 31,
(in $000’s)	2014	2013	2012
Cost of revenues	$2,494	$2,035	$2,405
Research and development	5,072	4,885	4,658
Selling, general and administrative	13,317	10,724	9,240
Total	$20,883	$17,644	$16,303

In June 2013, the Company announced that Dr. Larry Hsu planned to retire as President and Chief Executive Officer of Impax and in April 2014, Dr. Hsu retired from those positions at Impax. Pursuant to his Separation Agreement, all option grants and restricted stock grants expected to vest in the 12 month period following his retirement date were accelerated and vested as of the retirement date. As a result, during the three month period ended June 30, 2013, the Company recorded $2.3 million of accelerated expense related to Dr. Hsu’s outstanding stock options and restricted stock.

On April 21, 2014, the board of directors of the Company announced that it had appointed Fred Wilkinson as the Company’s new President and Chief Executive Officer effective as of April 29, 2014. In accordance with Mr. Wilkinson’s employment agreement, the Company granted 150,000 shares of the Company’s restricted stock with a grant date fair value of $3.9 million, which will vest as to one-third of the underlying shares on each of the first three six-month anniversaries of April 29, 2014, subject to Mr. Wilkinson’s continued employment with the Company on such vesting date. Further, Mr. Wilkinson also received an award of 375,000 shares of restricted stock that will vest in three tranches based upon continued service by Mr. Wilkinson to the Company and the achievement of certain performance criteria as set forth in his employment agreement. The Company valued these restricted stock awards using a Monte Carlo simulation and is recognizing the $7.6 million value of these awards over the longer of the derived or explicit service period, which is two years.

On October 22, 2014, the Company announced that Carole S. Ben-Maimon, M.D., President of the Company’s Global Pharmaceuticals Division, informed the Company of her decision to retire from her position effective November 3, 2014. Pursuant to her Separation Agreement, all option grants and restricted stock grants expected to vest in the 12 month period following her retirement date were accelerated and vested as of the retirement date. As a result, during the three month period ended December 31, 2014, the Company recorded $0.5 million of accelerated expense related to Dr. Ben-Maimon’s outstanding stock options and restricted stock.

The after tax impact of recognizing the share-based compensation expense related to FASB ASC Topic 718 on basic earnings per common share was $0.20, $0.19 and $0.18 for the years ended December 31, 2014, 2013 and 2012, respectively, and diluted earnings per common share was $0.20, $0.19 and $0.17 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recognized a deferred tax benefit of $6,880,000, $4,829,000 and $4,335,000 in 2014, 2013 and 2012, respectively, related to share-based compensation expense recorded for non-qualified employee stock options and restricted stock awards.

The Company’s policy is to issue new shares to satisfy stock option exercises and to grant restricted share awards. There were no modifications, other than discussed above, to any stock options during the years ended December 31, 2014, 2013 or 2012.

15. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors of the Company, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Company’s Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the years ended December 31, 2014, 2013 and 2012, the Company did not issue any preferred stock.

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

A reconciliation of basic and diluted earnings per share is as follows:

	For the Years Ended December 31,
(in $000’s, except share and per share amounts)	2014	2013	2012
Numerator:
Net income	$57,353	$101,259	$55,873

Denominator:
Weighted average common shares outstanding	68,185,552	66,921,181	65,660,271
Effect of dilutive stock options and and restricted stock	2,344,797	1,733,857	2,744,280
Diluted weighted average common shares outstanding	70,530,349	68,655,038	68,404,551

Basic net income per share	$0.84	$1.51	$0.85
Diluted net income per share	$0.81	$1.47	$0.82

For the years ended December 31, 2014, 2013 and 2012, the Company excluded 946,288, 1,741,110 and 905,899, respectively, of stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.

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

The Impax Division is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders. The Impax Division currently has one internally developed branded pharmaceutical product, RYTARY™, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015. The Company has also filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 on November 5, 2014 and the filing was accepted by the EMA on November 26, 2014. The Company is also seeking to identify a licensing partner for the development and commercialization of IPX066 in countries outside of the U.S. The Impax Division is also engaged in the sale and distribution of branded Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories. Revenues from Impax-labeled branded Zomig® products are reported under the caption “Impax Product sales, net” in “Note 20 – Supplementary Financial Information.” The Impax Division also has a number of product candidates that are in varying stages of development. Finally, the Company generates revenue in the Impax Division from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 20 – Supplementary Financial Information.”

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

17. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s)	Global	Impax	Corporate	Total
Year Ended December 31, 2014	Division	Division	and Other	Company
Revenues, net	$549,082	$46,967	$--	$596,049
Cost of revenues	260,459	22,937	--	283,396
Research and development	40,927	38,187	--	79,114
Patent litigation	5,333	--	--	5,333
Selling, general and administrative	17,144	43,307	78,939	139,390
Income (loss) before income taxes	$225,219	$(57,464)	$(77,196)	$90,559

	Global	Impax	Corporate	Total
Year Ended December 31, 2013	Division	Division	and Other	Company
Revenues, net	$398,340	$113,162	$--	$511,502
Cost of revenues	253,836	58,366	--	312,202
Research and development	41,384	27,470	--	68,854
Patent litigation	16,545	--	--	16,545
Selling, general and administrative	17,684	44,915	57,689	120,288
Income (loss) before income taxes	$68,891	$(17,589)	$95,638	$146,940

	Global	Impax	Corporate	Total
Year Ended December 31, 2012	Division	Division	and Other	Company
Revenues, net	$448,682	$133,010	$--	$581,692
Cost of revenues	229,355	69,783	--	299,138
Research and development	48,604	32,716	--	81,320
Patent litigation	9,772	--	--	9,772
Selling, general and administrative	15,377	37,896	55,197	108,470
Income (loss) before income taxes	$145,574	$(7,385)	$(54,878)	$83,311

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $126,381,000 and $137,137,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at December 31, 2014 and 2013, respectively.

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases land, office, warehouse and laboratory facilities under non-cancelable operating leases expiring between June 2015 and January 2020. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $2,162,000, $1,932,000 and $1,719,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates between June 2015 and August 2019. Future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ended
(in $000s)	December 31,
2015	2,348
2016	1,580
2017	990
2018	848
2019	803
Thereafter	2,584
Total minimum lease payments	$9,153

Purchase Order Commitments

As of December 31, 2014, the Company had approximately $42,627,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

Taiwan Facility

The Company has entered into several contracts related to ongoing expansion activities at its Taiwan manufacturing facility. As of December 31, 2014, the Company had remaining obligations under these contracts of approximately $428,048.

19. LEGAL AND REGULATORY MATTERS

Patent Infringement Litigation

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

Takeda Pharmaceutical Co., Ltd, et al. v. Impax Laboratories, Inc. (Dexlansoprazole)

In April 2011, Takeda Pharmaceutical Co., Ltd., Takeda Pharmaceuticals North America, Inc., Takeda Pharmaceuticals LLC, and Takeda Pharmaceuticals America, Inc. (collectively, “Takeda”) filed suit against the Company in the U.S. District Court for the Northern District of California (the “District Court”) alleging patent infringement based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. The Company filed an answer and counterclaims. The trial court issued a claim construction ruling on April 11, 2012. In November 2012, the Company and Takeda filed cross motions for summary judgment regarding infringement and validity of the patents at issue. On April 8, 2013, the District Court ruled on the summary judgment motions as follows: (i) granted the Company’s motion for non-infringement of U.S. Patent No. 7,790,755, (ii) granted Takeda’s motion of infringement of U.S. Patent Nos. 6,664,276, 6,462,058 and 6,939,971 and (iii) denied the Company’s motion of invalidity for U.S. Patent No. 6,939,971. A bench trial was conducted beginning on June 5, 2013, and a decision was rendered on October 17, 2013, finding the asserted claims of U.S. Patent Nos. 6,462,058, 6,664,276, and 6,939,971 infringed and not invalid. The Company filed a notice of appeal of the District Court’s decision on the 6,462,058, 6,664,276, and 6,939,971 patents to the United States Court of Appeals for the Federal Circuit, and Takeda filed a notice of appeal of the District Court decision on the 7,790,755 patent to the Federal Circuit.

In May 2013, Takeda filed another complaint against the Company in the District Court, alleging infringement of U.S. Patent No. 8,173,158 based on the filing of the Company’s ANDA relating to Dexlansoprazole Delayed Release Capsules, 30 and 60 mg, generic to Dexilant®. Takeda filed an amended complaint in July 2013, alleging infringement of another patent, U.S. Patent No. 8,461,187. The Company filed an answer and counterclaims. Following a hearing on claim construction on June 12, 2014, the Court issued a claim construction order on June 6, 2014. The parties agreed to settle the matters on October 14, 2014 and the District Court and Federal Circuit cases have been dismissed.

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

In November 2014, Endo Pharmaceuticals Inc. and Mallinckrodt LLC filed suit against the Company in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of the Company’s Oxymorphone hydrochloride ANDA described above. Also in November 2014, Endo and Mallinckrodt filed a separate suit in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of the ThoRx Oxymorphone hydrochloride ANDA described above. ThoRx and the Company filed an answer and counterclaim to those suits in which they are named as a defendant. The cases are currently pending.

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

19. LEGAL AND REGULATORY MATTERS (continued)

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett’s ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014. Discovery is proceeding, and trial is set for September 6, 2016.

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

 Civil Investigative Demand from the FTC (Oxymorphone Hydrochloride)

On February 25, 2014, the Company received a CID from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether Endo Pharmaceuticals, Inc. (“Endo”) and the Company have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. The Company is cooperating with the FTC in producing documents, information and witnesses in response to the CID. To the knowledge of the Company, no proceedings by the FTC have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.

Opana ER® Antitrust Class Actions

From June 2014 to January 2015, eleven class action complaints were filed against the manufacturer of the brand drug Opana ER® and the Company.

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

On December 19, 2014, Plaintiff Kim Mahaffay, an indirect purchaser, filed a class action complaint in the Superior Court of the State of California, Alameda County, on behalf of herself and others similarly situated. On January 27, 2015, the Defendants removed the action to the United States District Court for the Northern District of California.

On January 12, 2015, Plaintiff Plumbers & Pipefitters Local 178 Health & Welfare Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Northern District of Illinois on behalf of itself and others similarly situated.

On December 12, 2014, the United States Judicial Panel on Multidistrict Litigation ordered the pending actions transferred to the Northern District of Illinois for coordinated pretrial proceedings, as In Re Opana ER Antitrust Litigation.

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with the Company to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Consolidated amended complaints have not yet been filed in the consolidated proceeding.

19. LEGAL AND REGULATORY MATTERS (continued)

Civil Investigation Demand from the Attorney General of the State of Alaska

On February 10, 2015, the “Company received three CIDs from the Office of the Attorney General of the State of Alaska (“Alaska AG”) concerning its investigations into the drugs Adderall XR®, Effexor XR® and Opana® ER (each a “Product” and collectively, the “Products”) and their generic equivalents. According to the Alaska AG, the investigation is to determine whether the Company may have violated Alaskan state law by entering into settlement agreements with the respective brand name manufacturer for each of the foregoing Products that delayed generic entry of such Product into the marketplace.  The Company intends to cooperate with the Alaska AG in producing documents and information in response to the CIDs. To the knowledge of the Company, no proceedings have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.

Justice Department Subpoena to Company Sales Representative

On November 3, 2014, a sales representative of the Company received a subpoena from the Justice Department’s Antitrust Division requesting the production of documents to and testimony before the grand jury of the Eastern District of Pennsylvania. The request relates to any communication or correspondence with any competitor (or an employee of any competitor) in the sale of generic prescription medications.

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively (“Securities Class Actions”), alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARY™ and its generic version of Concerta®. These two Securities Class Actions were subsequently consolidated, assigned to the same judge, and lead plaintiff has been chosen. The plaintiff’s consolidated amended complaint was filed on September 13, 2013. The Company filed a motion to dismiss the consolidated amended complaint on November 14, 2013. On April 18, 2014, the Court denied the Company’s motion to dismiss. On September 22, 2014, the Company, together with certain current and former officers and directors of the Company, agreed to settle this consolidated securities class action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. Pursuant to the settlement, the Company will pay $8.0 million for a full and complete release of all claims that were or could have been asserted against the Company or other defendants in this action. On January 16, 2015, the Court granted preliminary approval of the settlement. The Company will not be taking any charges for the settlement as the settlement amount will be paid for and covered by the Company's insurance policies. The settlement remains subject to final court approval and certain other conditions and does not resolve the related shareholder derivative litigations discussed below.

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

On August 13, 2014, a class action complaint was filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Linus Aruliah, individually and on behalf of all others similarly situated. The complaint alleged that the Company and those named officers and directors violated the federal securities laws by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Company’s Taiwan manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s then branded product candidate, RYTARY™ (which was subsequently approved by the FDA on January 7, 2015). On January 13, 2015, the Company, together with certain current and former officers and directors of the Company, agreed to settle this securities class action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. Pursuant to the settlement, the Company will pay $4.75 million for a full and complete release of all claims that were or could have been asserted against the Company or other defendants in this action. The Company will not be taking any charges for the settlement as the settlement amount will be paid for and covered by the Company’s insurance policies. The settlement remains subject to preliminary and final court approval and certain other conditions and does not resolve the related shareholder derivative litigations.

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

On November 10, 2014, International Union of Operating Engineers Local 478, derivatively on behalf of the Company, filed an action against certain current and former officers and directors of the Company in the United States District for the Northern District of California, asserting similar allegations as those by Randall Wickey.

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

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2014 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global Product sales, gross	$265,850	$375,269	$340,379	$322,707
Less:
Chargebacks	95,714	110,518	115,419	131,882
Rebates	52,054	74,079	64,442	66,685
Product returns	1,294	5,140	3,494	993
Other credits	10,671	21,571	13,449	8,288
Global Product sales, net	106,117	163,961	143,575	114,859

Rx Partner	2,435	9,204	1,447	1,028
Other Revenues	589	3,229	611	2,028
Global Division revenues, net	109,141	176,394	145,633	117,915

Impax Product sales, gross	20,643	24,375	23,840	23,348
Less:
Chargebacks	8,230	10,107	8,787	6,720
Rebates	1,070	938	469	1,010
Product returns	181	216	223	475
Other credits	1,853	1,654	2,261	2,074
Impax Product sales, net	9,309	11,460	12,100	13,069

Other Revenues	268	267	266	227
Impax Division revenues, net	9,577	11,727	12,366	13,296

Total net revenues	118,718	188,121	157,999	131,211

Gross profit	57,622	109,772	84,438	60,821

Net income	$6,425	$35,071	$15,737	$120

Net income per share (basic)	$0.09	$0.52	$0.23	$0.00
Net income per share (diluted)	$0.09	$0.50	$0.22	$0.00

Weighted average:
common shares outstanding:
Basic	67,702,296	68,095,159	68,254,327	68,678,779
Diluted	69,938,872	70,313,491	70,715,226	70,988,328

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

20. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

	2013 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Global Product sales, gross	$197,956	$217,721	$279,441	$288,315
Less:
Chargebacks	64,345	82,013	98,449	111,903
Rebates	30,572	35,649	54,530	68,363
Product Returns	94	1,989	2,857	1,989
Other credits	5,160	8,312	11,919	21,639
Global Product sales, net	97,785	89,758	111,686	84,423

Rx Partner	3,114	3,668	3,016	1,841
Other Revenues	737	539	1,046	727
Global Division revenues, net	101,636	93,965	115,748	86,991

Impax Product sales, gross	69,292	48,300	22,849	21,244
Less:
Chargebacks	7,790	10,095	8,422	6,690
Rebates	6,236	(1,735)	(812)	485
Product Returns	1,490	2,197	175	224
Other credits	7,255	2,409	(1,498)	361
Impax Product sales, net	46,521	35,334	16,562	13,484

Other Revenues	332	332	331	266
Impax Division revenues, net	46,853	35,666	16,893	13,750

Total net revenues	148,489	129,631	132,641	100,741

Gross profit	57,871	58,887	48,342	34,200

Net income (loss)	$105,442	$5,619	$(180)	$(9,622)

Net income (loss) per share (basic)	$1.59	$0.08	$0.00	$(0.14)
Net income (loss) per share (diluted)	$1.55	$0.08	$0.00	$(0.14)

Weighted average:
common shares outstanding:
Basic	66,487,470	66,748,864	67,051,121	67,385,969
Diluted	68,178,355	68,287,948	67,051,121	67,385,969

Quarterly computations of net income (loss) per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2012
(in $000’s)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts	Deductions	Balance at End of Period

Reserve for bad debts	$612	---	---	(59)	$553

For the Year Ended December 31, 2013
(in $000’s)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts	Deductions	Balance at End of Period

Reserve for bad debts	$553	---	---	(14)	$539

For the Year Ended December 31, 2014
(in $000’s)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts	Deductions	Balance at End of Period

Reserve for bad debts	$539	---	---	(24)	$515

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.

	By:	/s/ Fred Wilkinson
	Name:	Fred Wilkinson
	Title:	President and Chief Executive Officer
Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Fred Wilkinson	President, Chief Executive Officer	February 26, 2015
Fred Wilkinson	(Principal Executive Officer) and Director

/s/ Bryan M. Reasons	Senior Vice President, Finance, and	February 26, 2015
Bryan M. Reasons	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert L. Burr	Chairman of the Board	February 26, 2015
Robert L. Burr

/s/ Leslie Z. Benet, Ph.D.	Director	February 26, 2015
Leslie Z. Benet, Ph.D.

/s/ Allen Chao, Ph.D.	Director	February 26, 2015
Allen Chao, Ph.D.

/s/ Nigel Ten Fleming, Ph.D.	Director	February 26, 2015
Nigel Ten Fleming, Ph.D.

/s/ Larry Hsu, Ph.D.	Director	February 26, 2015
Larry Hsu, Ph.D.

/s/ Michael Markbreiter	Director	February 26, 2015
Michael Markbreiter

/s/ Peter R. Terreri	Director	February 26, 2015
Peter R. Terreri

/s/ Mary K. Pendergast	Director	February 26, 2015
Mary K. Pendergast

EXHIBIT INDEX
Exhibit No.	Description of Document

2.1

Stock Purchase Agreement, dated as of October 8, 2014, by and among the Company, Tower Holdings, Inc. (“Tower”), Lineage Therapeutics Inc. (“Lineage”), Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., the other stockholders of Tower and Lineage, the holders of options to purchase shares of Tower common stock and options to purchase shares of Lineage common stock, the holders of warrants to acquire shares of Tower common stock and warrants to acquire shares of Lineage common stock and, solely with respect to Section 8.3, Roundtable Healthcare Management II, LLC.(1)

3.1.1	Restated Certificate of Incorporation of the Company dated as of August 30, 2004.(2)

3.1.2	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(3)

3.2	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.(4)

4.1	Specimen of Common Stock Certificate.(5)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(3)

10.1

Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(6)

10.1.1

Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association as Administrative Agent.(7)

10.1.2

Second Amendment to Credit Agreement, dated as of January 10, 2013, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(8)

10.1.3

Third Amendment to Credit Agreement, dated as of February 20, 2014, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(9)

10.2

Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(6)

10.3.1	Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(10)

10.3.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(10)

10.4	Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(5)

10.5.1	Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(11)

10.5.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(12)

10.5.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(12)

10.6.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(13)

10.6.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (13)

10.7.1	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(14)

10.7.2	Separation Agreement, dated as of June 24, 2013, between the Company and Larry Hsu, Ph.D.*(15)

10.7.3	Amendment, dated as of February 26, 2014, to the Separation Agreement by and between the Company and Larry Hsu, Ph.D., dated as of June 24, 2013.*(16)

10.8.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(14)

10.8.2	Confidential Separation and Release Agreement, dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(17)

10.9.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(14)

10.9.2	General Release and Waiver, effective as of July 17, 2012, between the Company and Arthur A. Koch, Jr.* (18)

10.10.1	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(14)

10.10.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of January 1, 2014, between the Company and Michael Nestor* (19)

10.11.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(20)

10.11.2	Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(20)

10.11.3	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg* (19)

10.12.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon, M.D.*(21)

10.12.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.*(22)

10.12.3	Amendment dated, as of April 1, 2014, to the Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.* (19)

10.12.4	Separation Agreement, dated as of October 22, 2014, between the Company and Carole Ben-Maimon, M.D.*

10.13.1	Employment Agreement, dated as of December 12, 2012, between the Company and Bryan M. Reasons.*(23)

10.13.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of December 12, 2012 between the Company and Bryan M. Reasons*(19)

10.14	Employment Agreement, dated as of April 21, 2014, by and between the Company and G. Frederick Wilkinson.*(24)

10.15.1	Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(25)

10.15.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(25)

10.15.3	Letter Agreement, dated as of April 1, 2014, between the Company and Jeffrey Nornhold.*(25)

10.16	Amended and Restated License and Distribution Agreement, dated as of February 7, 2013, between the Company and Shire LLC.(26)**

10.17.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(6)

10.17.2	Settlement Agreement, dated as of January 21, 2011, between the Company and Medicis Pharmaceutical Corporation.**(27)

10.17.3	First Amendment, dated as of January 26, 2011, to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.(20)

10.18	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, between the Company and AstraZeneca UK Limited.**(28)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014,  (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2014, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2014.

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

(1)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2014.

(2)   Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(3)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(4)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 16, 2014.

(5)   Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

(6)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(7)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(8)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.

(9)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2014.

(10) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(11) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2013.

(12) Incorporated by reference to the Company’s Registration Statement on Form S-8 (file No. 333-189360) filed on June 14, 2013.

(13) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(14) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(15) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(16) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014.

(20) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(21) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.

(24) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

(25) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(26) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(27) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(28) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.