Form 10-Q
period 2015-03-31
IMPAX LABORATORIES INC
filed 2015-05-11
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of May 1, 2015, there were 71,702,203 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

 (unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$163,093	$214,873
Short-term investments	--	199,983
Accounts receivable, net	180,310	146,490
Inventory, net	121,120	80,570
Deferred income taxes	80,095	54,825
Prepaid expenses and other current assets	53,501	33,710
Total current assets	598,119	730,451

Property, plant and equipment, net	215,591	188,169
Other assets	66,351	64,455
Deferred income taxes	127	41,837
Intangible assets, net	750,025	26,711
Goodwill	152,050	27,574
Total assets	$1,782,263	$1,079,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,741	$--
Accounts payable	49,344	31,976
Accrued expenses	146,507	110,470
Accrued profit sharing and royalty expenses	26,122	15,346
Current portion of deferred revenue	3,923	907
Total current liabilities	244,637	158,699

Long-term debt	398,609	---
Deferred revenue	3,176	3,403
Deferred tax liability	202,967	---
Other liabilities	38,548	29,218
Total liabilities	887,937	191,320

Commitments and contingencies (Notes 10 and 18)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares outstanding at March 31, 2015 and December 31, 2014	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 71,872,067 and 71,470,802 shares issued at March 31, 2015 and December 31, 2014, respectively	719	714
Additional paid-in capital	373,980	364,103
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive loss	(3,109)	(6,009)
Retained earnings	524,893	531,226
Total stockholders’ equity	894,326	887,877
Total liabilities and stockholders’ equity	$1,782,263	$1,079,197

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Impax Generics revenues, net	$128,741	$109,141
Impax Specialty Pharma revenues, net	14,355	9,577
Total revenues	143,096	118,718
Cost of revenues	83,862	61,096
Gross profit	59,234	57,622

Operating expenses:
Research and development	14,962	21,741
Patent litigation expense	960	2,173
Selling, general and administrative	50,160	25,477
Total operating expenses	66,082	49,391
(Loss) income from operations	(6,848)	8,231
Other (loss) income, net	(166)	76
Interest income	284	388
Interest expense	(3,975)	(65)
(Loss) income before income taxes	(10,705)	8,630
(Benefit) provision for income taxes	(4,372)	2,205
Net (loss) income	$(6,333)	$6,425
Net (loss) income per share:
Basic	$(0.09)	$0.09
Diluted	$(0.09)	$0.09
Weighted average common shares outstanding:
Basic	68,967,875	67,702,296
Diluted	68,967,875	69,938,872

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(6,333)	$6,425
Currency translation adjustments	2,900	(2,435)
Comprehensive (loss) income	$(3,433)	$3,990

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,333)	$6,425
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,442	8,015
Charge for licensing agreement	--	2,000
Intangible asset impairment charge	--	2,876
Provision for inventory reserves	(822)	1,952
Accretion of interest income on short-term investments	(81)	(223)
Deferred income taxes – net and uncertain tax positions	(668)	(2,879)
Tax impact related to the exercise of employee stock options and restricted stock	(660)	(920)
Deferred revenue and product costs, net	2,517	--
Recognition of deferred revenue	(227)	(1,050)
Accrued profit sharing and royalty expense	20,652	10,608
Payments of profit sharing and royalty expense	(15,334)	(11,537)
Share-based compensation expense	6,488	4,386
Changes in certain assets and liabilities:
Accounts receivable	21,637	(6,528)
Inventory	(4,880)	(6,527)
Prepaid expenses and other assets	(10,048)	976
Accounts payable and accrued expenses	(1,631)	(26,163)
Other liabilities	2,605	1,513
Net cash provided by (used in) operating activities	23,657	(17,076)

Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(697,183)	--
Purchase of short-term investments	--	(133,754)
Maturities of short-term investments	200,064	101,443
Purchases of property, plant and equipment	(4,223)	(9,782)
Proceeds from sale of assets	4,000	--
Payments for licensing agreements and acquisitions	--	(2,000)
Net cash used in investing activities	(497,342)	(44,093)

Cash flows from financing activities:
Proceeds from issuance of term loan, gross	435,000	--
Payment of deferred financing fees	(17,831)	--
Tax impact related to the exercise of employee stock options and restricted stock	660	920
Proceeds from exercise of stock options and ESPP	3,065	5,977
Net cash provided by financing activities	420,894	6,897

Effect of exchange rate changes on cash and cash equivalents	1,011	(968)

Net decrease in cash and cash equivalents	(51,780)	(55,240)
Cash and cash equivalents, beginning of period	214,873	184,612
Cash and cash equivalents, end of period	$163,093	$129,372

Supplemental disclosure of non-cash investing and financing activities:

	Three Months Ended
(in $000's)	March 31, 2015	March 31, 2014
Cash paid for interest	$2,317	$1
Cash paid for income taxes	$6,615	$21,024

Accrued vendor invoices of approximately $1,326,000 and $4,165,000 at March 31, 2015 and 2014, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses and prepaid and other assets. Depreciation expense was $5,381,000 and $4,973,000 for the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. THE COMPANY & BASIS OF PRESENTATION

Impax Laboratories, Inc. (“Impax” or the “Company”) is a specialty pharmaceutical company that focuses on developing, manufacturing, marketing and distributing generic and branded pharmaceutical products. The Company has two reportable segments, referred to as “Impax Generics” and “Impax Specialty Pharma.” The Impax Generics division focuses on a broad range of therapeutic areas, including products having technically challenging drug-delivery mechanisms or unique product formulations. In addition to developing solid oral dosage products, the Impax Generic division’s portfolio includes alternative dosage form products, primarily through alliance and collaboration agreements with third parties. The Company’s Impax Specialty Pharma division is focused on the development and promotion, through the Company’s specialty sales force, of proprietary branded pharmaceutical products for the treatment of central nervous system (“CNS”) disorders and other select specialty segments. As described in detail below, in March 2015, the Company renamed its operating and reporting structure into its current structure; prior to such time, the Impax Generics division was referred to as “Global Pharmaceuticals” and the Impax Specialty Pharma division was referred to as “Impax Pharmaceuticals.”

Acquisition of Tower Holdings, Inc. (“Tower”) and Lineage Therapeutics Inc. (“Lineage”)

On October 8, 2014, the Company entered into an agreement to acquire Tower, including its operating subsidiaries CorePharma LLC (“CorePharma”) and Amedra Pharmaceuticals LLC (“Amedra Pharmaceuticals”), and Lineage for a purchase price of $700 million in cash, subject to customary adjustments for working capital, net debt and transaction expenses (the “Transaction”). The privately-held companies specialized in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. On March 9, 2015, Impax completed the Transaction. For additional information on the acquisition and the related financing of the acquisition, refer to “Note 8 – Business Acquisitions” and “Note 12 – Debt.”

In connection with the Transaction, the Company recorded an accrual for severance and related termination costs of $2.4 million in the three month period ended March 31, 2015 related to the elimination of approximately 10 positions at the acquired companies. As of March 31, 2015, approximately $0.1 million of such costs had been paid and significantly all of the remaining severance and termination costs are expected to be paid by December 31, 2015.

Revised Operating and Reporting Structure

In connection with the closing of the Transaction, Impax renamed the operating and reporting structure of its two divisions into Impax Generics and Impax Specialty Pharma. Impax Generics includes the Company’s legacy Global Pharmaceuticals business as well as the acquired CorePharma and Lineage businesses. Impax Specialty Pharma includes the legacy Impax Pharmaceuticals business as well as the acquired Amedra Pharmaceuticals business.

Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following four sales channels: the “Impax Generics” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who, in turn, sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 19 – Supplementary Financial Information.” The Company also generates revenue in Impax Generics from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.” The Company provides these services through the research and development group in Impax Generics. Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.”

Impax Specialty Pharma is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, RYTARY® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company began marketing in the United States (“U.S.”) in April 2015. The Company has also filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 on November 5, 2014 and the filing was accepted by the EMA on November 26, 2014. The Company is currently also seeking to identify a licensing partner for the development and commercialization of IPX066 in countries outside of the U.S. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products, the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories, and Albenza®, indicated for the treatment of tapeworm infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 19 – Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases three facilities in Hayward, utilized for additional research and development, administrative services, equipment storage and quality assurance support. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. In connection with the closing of the Transaction, the Company acquired leased manufacturing and warehousing facilities in Middlesex, New Jersey and leased office space utilized for administrative services in Horsham, Pennsylvania. Outside the United States, in Taiwan, Republic of China (“R.O.C.”), the Company owns a manufacturing facility.

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of comprehensive income, statements of cash flows, and financial condition for the interim periods shown, including normal recurring accruals and other items, noted below. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan), Inc., Impax Laboratories USA, LLC, ThoRx Laboratories, Inc., Impax International Holding, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) BV and Impax Laboratories (Netherlands) CV, Lineage Therapeutics Inc. and Tower Holdings, Inc., including operating subsidiaries CorePharma, LLC, Amedra Pharmaceuticals, LLC, Mountain, LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at March 31, 2015. All significant intercompany accounts and transactions have been eliminated.

The unaudited results of operations and cash flows for the interim period are not necessarily indicative of the expected results of the Company’s operations for any other interim period or for the full year ending December 31, 2015. The unaudited interim consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.

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

Impax Generics sales, net, and Impax Specialty Pharma sales, net

Impax Generics sales, net and Impax Specialty Pharma sales, net include revenue recognized related to shipments of generic and branded pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer. Impax Generics and Impax Specialty Pharma revenue, net may include deductions from the gross sales price related to estimates for chargebacks, rebates, distribution service fees, returns, shelf-stock, and other pricing adjustments. The Company records an estimate for these deductions in the same period when the revenue is recognized. A summary of each of these deductions is as follows:

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

Shelf-Stock Adjustments

Based upon competitive market conditions, the Company may reduce the selling price of certain Impax Generics products. The Company may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the original selling price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and declines in market price. The Company records an estimate for shelf-stock adjustments in the period it agrees to grant such a credit memo to a customer.

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

Research Partner

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

In April 2015, the FASB issued updated guidance on the presentation requirements for debt issuance costs and debt discount and premium. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance in the three month period ended March 31, 2015.

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

There were no short-term investments outstanding as of March 31, 2015. A summary of short-term investments as December 31, 2014 is as follows:

(in $000’s) December 31, 2014	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$68,972	$17	$--	$68,989
Corporate bonds	131,011	--	(101)	130,910
Total short-term investments	$199,983	$17	$(101)	$199,899

During the three month period ended March 31, 2015, the Company liquidated its entire portfolio of short-term investments to fund the purchase price of its March 9, 2015 acquisition of Tower and Lineage.

5. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	March 31, 2015	December 31, 2014
Gross accounts receivable	$453,067	$287,362
Less: Rebate reserve	(188,548)	(88,812)
Less: Chargeback reserve	(66,453)	(43,125)
Less: Other deductions	(17,756)	(8,935)
Accounts receivable, net	$180,310	$146,490

A roll forward of the rebate and chargeback reserves activity for the three months ended March 31, 2015 and the year ended December 31, 2014 is as follows:

(in $000’s) Rebate reserve	March 31, 2015	December 31, 2014
Beginning balance	$88,812	$88,449
Acquired balances	78,226	--
Provision recorded during the period	85,262	260,747
Credits issued during the period	(63,752)	(260,384)
Ending balance	$188,548	$88,812

(in $000’s) Chargeback reserve	March 31, 2015	December 31, 2014
Beginning balance	$43,125	$37,066
Acquired balances	25,260	--
Provision recorded during the period	132,168	487,377
Credits issued during the period	(134,100)	(481,318)
Ending balance	$66,453	$43,125

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company had an allowance for uncollectible amounts of $926,000 and $515,000 at March 31, 2015 and December 31, 2014, respectively.

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

Inventory, net of carrying value reserves at March 31, 2015 and December 31, 2014 consisted of the following:

(in $000’s)	March 31, 2015	December 31, 2014
Raw materials	$48,716	$34,681
Work in process	5,568	2,447
Finished goods	77,982	55,102
Total inventory	132,266	92,230
Less: Non-current inventory	11,146	11,660
Total inventory-current	$121,120	$80,570

In connection with the Transaction, the Company acquired $34.0 million in inventory, including approximately $3.0 million of non-currrent inventory included in Other Non-current Assets.

Inventory carrying value reserves were $31,473,000 and $25,639,000 at March 31, 2015 and December 31, 2014, respectively. The carrying value of unapproved inventory less reserves was $5,934,000 and $7,312,000 at March 31, 2015 and December 31, 2014, respectively.

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

To the extent inventory is not scheduled to be utilized in the manufacturing process and/or sold within 12 months of the balance sheet date, it is included as a component of other non-current assets. Amounts classified as non-current inventory consist of raw materials, net of valuation reserves. Raw materials generally have a shelf life of approximately three to five years, while finished goods generally have a shelf life of approximately two years.

7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	March 31, 2015	December 31, 2014
Land	$5,773	$5,773
Buildings and improvements	170,128	154,374
Equipment	136,351	122,184
Office furniture and equipment	14,352	12,623
Construction-in-progress	10,494	9,404
Property, plant and equipment, gross	$337,098	$304,358

Less: Accumulated depreciation	(121,507)	(116,189)
Property, plant and equipment, net	$215,591	$188,169

       In connection with the Transaction, the Company acquired $27.5 million in property, plant and equipment.

8. BUSINESS ACQUISITIONS

On March 9, 2015, the Company completed its previously announced acquisition of all of the outstanding shares of common stock of Tower and Lineage, pursuant to the Stock Purchase Agreement dated as of October 8, 2014, by and among the Company, Tower, Lineage, Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., and the other parties thereto, including holders of certain options and warrants to acquire the common stock of Tower or Lineage. In connection with the Transaction, options and warrants of Tower and Lineage were cancelled. The aggregate consideration for Tower and Lineage was approximately $700 million, which included the repayment of indebtedness of Tower and Lineage, and an additional amount for cash acquired and other working capital adjustments at closing of approximately $39 million, all of which are subject to post-closing adjustments. The Company financed the Transaction from cash on hand and the full amount of borrowings available under its new $435 million senior secured term loan pursuant to a credit agreement dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank plc, as administrative and collateral agent (the “Credit Agreement”). Pursuant to the Credit Agreement, the Company also entered into a new $50 million senior secured revolving credit facility, which was not drawn as of March 31, 2015. As a result of the Transaction, Tower and Lineage became wholly owned subsidiaries of the Company. The Company incurred acquisition-related costs related to the Transaction of approximately $9 million, of which approximately $6 million are included in selling, general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2015.

The Transaction allows the Company to expand its commercialized generic and branded product portfolios; the Company also intends to utilize its sales and marketing organization to promote the marketed products acquired in the Transaction.

Consideration

The Company has accounted for the Transaction as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the Transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation described below is subject to change. The Company expects to finalize the allocation of the purchase price upon receipt of final valuations for the intangible assets, final resolution of post-closing working capital adjustments and certain tax accounts that are based on the best estimates of management. The completion and filing of federal and state tax returns for the various purchased entities of the Transaction may result in adjustments to the carrying value of assets and liabilities. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the March 9, 2015 acquisition date.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The following tables summarize the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in the Transaction at the acquisition date, net of cash acquired of approximately $41 million:

(in $000’s)

Accounts receivable(1)	$55,451
Inventory	31,021
Income tax receivable and other prepaid expenses	11,704
Deferred income taxes	37,716
Property, plant and equipment	27,539
Intangible assets	727,600
Assets held for sale	4,000
Goodwill	124,476
Other non-current assets	6,861
Total assets assumed	1,026,368

Current liabilities	61,595
Other non-current liabilities	6,413
Deferred tax liability	261,177
Total liabilities assumed	329,185

Cash paid, net of cash acquired	$697,183

(1)	The accounts receivable acquired in the Transaction had a fair value of approximately $55 million, including an allowance for doubtful accounts of approximately $9 million, which represents the Company’s best estimate on March 9, 2015 (the closing date of the Transaction) of the contractual cash flows not expected to be collected by the acquired companies in the Transaction.

Intangible Assets

The following table identifies the Company’s preliminary allocations of purchase price to intangible assets including the weighted average amortization period in total and by major intangible asset class:

(in $000’s)	Estimated Fair Value	Weighted Average Estimated Useful Life (in years)
Currently marketed products	$380,900	13
Royalties and contract manufacturing relationships	80,800	12
In-process research and development	265,900	n/a
Total intangible assets	$727,600	12

The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value at the acquisition date of currently marketed products was 15% and for in-process research and development was 16% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

The Company recorded approximately $124 million of goodwill in connection with the Transaction, all of which will not be tax-deductible. Approximately $38 million of this goodwill was assigned to the Impax Specialty Pharma segment and approximately $86 million was assigned to the Impax Generics segment. Factors that contributed to the Company’s preliminary recognition of goodwill include the Company’s intent to expand its generic and branded pharmaceuticals product portfolios and to acquire certain benefits from the Tower and Lineage product pipelines through the Transaction in addition to the anticipated synergies that the Company expects to generate from the acquisition.

Revenues and Earnings from Tower and Lineage for the Three Months Ended March 31, 2015

Included in the Company’s consolidated statement of operations for the three months ended March 31, 2015 were revenues of approximately $14 million and loss before income taxes of approximately $5 million, representing the results of operations of Tower and Lineage and their subsidiaries.

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the three months ended March 31, 2015 and 2014 (assuming the closing of the acquisition of Tower and Lineage occurred on January 1, 2014) are as follows:

	Three Months Ended
	March 31,
	2015	2014
(in $000’s)
Total revenues	$175,533	$174,067
Net loss	(6,595)	(12,679)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Transaction taken place on January 1, 2014. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects primarily the following adjustments:

•	Adjustments to amortization expense related to identifiable intangible assets acquired;

•	Adjustments to depreciation expense related to property, plant and equipment acquired;

•

Adjustments to interest expense to reflect the long-term debt held by Tower and Lineage paid out and eliminated at the closing and the Company’s new Senior Secured Credit Facilities (described in detail in “Note 12. – Debt” below);

•

Adjustments to cost of revenues related to the fair value adjustments in inventory sold including elimination of approximately $1 million for the three months ended March 31, 2015 and additional costs of approximately $4 million for the corresponding comparative period;

•

Adjustments to selling, general and administrative expense related to severance and retention costs of approximately $3 million incurred as part of the Transaction.  These costs were eliminated in the pro forma results for the three months ended March 31, 2015 and included in the corresponding comparative period;

•	Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the Transaction include the elimination of $12 million of charges in the three month period ended March 31, 2015 which have been included in the three month period ended March 31, 2014 and $4 million of charges incurred in the second half of fiscal year 2014 which have been included in the three month period ended March 31, 2015; and

•

Adjustments to reflect the elimination of approximately $2.3 million in commitment fees related to its $435 million term loan that were incurred during the three months ended March 31, 2015 and inclusion in the corresponding comparative period.

All of the above adjustments were adjusted for the applicable tax impact.

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill was $152,050,000 at March 31, 2015 and $27,574,000 at December 31, 2014, respectively. In connection with the Transaction, the Company recorded approximately $124.5 million of goodwill. As of March 31, 2015, the Company attributes $114 million of goodwill to Impax Generics and $38 million to Impax Specialty Pharma. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2014.

Intangible assets consisted of the following:

(in $000’s) March 31, 2015	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Tower currently marketed products	$380,900	$(2,804)	$	---	$378,096
Tower in-process research and development	265,900	---		---	265,900
Tower royalties and CMO relationships	80,800	---		---	80,800
Zomig® product rights	41,783	(32,291)		---	9,492
Tolmar product rights	33,450	(11,351)		(16,032)	6,067
Perrigo product rights	1,000	(334)		---	666
Ursodiol product rights	3,000	(496)		---	2,504
Other product rights	7,250	---		(750)	6,500
Total intangible assets	$814,083	$(47,276)		$(16,782)	$750,025

(in $000’s) December 31, 2014	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(31,561)	$	---	$10,222
Tolmar product rights	33,450	(10,801)		(16,032)	6,617
Perrigo product rights	1,000	(297)		---	703
Ursodiol product rights	3,000	(331)		---	2,669
Other product rights	7,250	---		(750)	6,500
Total intangible assets	$86,483	$(42,990)		$(16,782)	$26,711

In connection with the Transaction, the Company acquired approximately $728 million of intangible assets (“Tower products”). See “Note 8 - Business Acquisitions.”

The Zomig® product rights under the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) were amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet and over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet. The Zomig® product rights under the AZ Agreement are also being amortized over a period of 72 months starting in July 2012 for the nasal spray. In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. During the three month period ended September 30, 2013, as a result of the most recent market share data obtained by the Company and the Company’s revised five year projections for the Tolmar product lines, the Company performed an intangible asset impairment test on the Tolmar products. Based on the results of the impairment analysis, the Company recorded a $13.2 million impairment charge to cost of revenues for Impax Generics in the three month period ended September 30, 2013. During the three month period ended March 31, 2014, as a result of a further decline in pricing, the Company revised its projections and performed an intangible asset impairment analysis. Based on the results of this analysis, the Company recorded a $2.9 million charge to cost of revenues for Impax Generics, which was 100% of the remaining net book value of this asset. The remaining carrying value of the Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012. Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 13 - Alliance and Collaboration Agreements.” During the three month period ended June 30, 2014, the Company paid a $1.0 million milestone payment to Perrigo Company, plc (“Perrigo”) in conjunction with its launch of a generic version of Astepro® nasal spray pursuant to a development agreement between the Company and an affiliate of Perrigo. The milestone was capitalized as an intangible asset acquisition and will be amortized over the expected cash flows of the product. During the three month period ended September 30, 2014, the Company acquired from Actavis two generic products including one product marketed under an existing ANDA, the Ursodiol tablet, and one approved product that was not yet then marketed, the Lamotrigine orally disintegrating tablet. The entire purchase price was allocated to identifiable intangible assets and the Ursodiol intangible will be amortized over an eight year period. The Lamotrigine product was considered in-process research and development and will begin amortizing when commercialized. The Company received FDA approval of the Lamotrigine tablet in blister packaging in January 2015 and launched the product in early April 2015. Other product rights consist of ANDAs which have been filed with the FDA. During the three month period ended September 30, 2013, as a result of a decision by management to withdraw one of these ANDAs and no longer seek FDA approval, the Company recorded an intangible asset impairment charge of $0.8 million in research and development expense, representing the full carrying value of the ANDA. For the remaining ANDAs, the Company will either commence amortization upon FDA approval and commercialization over the estimated useful life of the product rights, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statement of operations and was $4,286,000 and $2,430,000 for the three month periods ended March 31, 2015 and 2014, respectively.

The following schedule shows the expected amortization of the Tower, Zomig®, Tolmar, Perrigo and Ursodiol product rights as of March 31, 2015 for the next five years and thereafter:

(in $000s)	Amortization Expense
2015	$38,887
2016	35,986
2017	32,723
2018	37,922
2019	35,845
Thereafter	296,262
Totals	$477,625

10. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	March 31, 2015	December 31, 2014
Payroll-related expenses	$30,486	$33,812
Product returns	47,402	27,174
Government rebates	30,470	18,272
Legal and professional fees	13,484	9,497
Income taxes payable	258	40
Physician detailing sales force fees	2,545	2,336
Litigation accrual	12,750	12,750
Other	9,112	6,589
Total accrued expenses	$146,507	$110,470

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through Impax Generics and Impax Specialty Pharma sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are generally not subject to returns. A roll forward of the product returns reserve for the three month period ended March 31, 2015 and for the year ended December 31, 2014 is as follows:

(in $000’s) Returns Reserve	March 31, 2015	December 31, 2014
Beginning balance	$27,174	$28,089
Acquired balances	19,030	--
Provision related to sales recorded in the period	9,047	12,016
Credits issued during the period	(7,849)	(12,931)
Ending balance	$47,402	$27,174

Litigation Accrual

Included in accrued expenses is a $12,750,000 liability related to two consolidated securities class action settlements, as disclosed in “Note 18 - Legal and Regulatory Matters.” The settlement amounts will be paid for and covered by the Company's insurance policy; therefore, there is a corresponding $12,750,000 asset recorded in “Prepaid Expenses and Other Current Assets” on the consolidated balance sheet as of March 31, 2015 and December 31, 2014.

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of March 31, 2015, the Company had remaining obligations under these contracts of approximately $495,000.

Purchase Order Commitments

As of March 31, 2015, and excluding the Taiwan Facility Construction, the Company had $72,007,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

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

During the three month period ended March 31, 2015, the Company recognized an aggregate consolidated tax benefit of $4,372,000 for U.S. domestic and foreign income taxes. In the three month period ended March 31, 2014, the Company recognized an aggregate consolidated tax provision of $2,205,000 for U.S. domestic and foreign income taxes. The decrease in the tax provision resulted from lower consolidated income before taxes in the three month period ended March 31, 2015, as compared to the same period in the prior year. The effective tax rate of 41% for the three month period ended March 31, 2015 was higher than the effective tax rate of 26% for the prior year period as a result of a change in the timing and mix of U.S. and foreign income, and a higher add back for non-deductible executive compensation limited by section 162(m) of the Internal Revenue Code compared to the prior year period. The Company is closely monitoring the events and circumstances that determine the need for a valuation allowance related to state research and development tax credit carryforwards and have determined that it would be premature to set up the valuation allowance at this time.

12. DEBT

Prior Credit Facility

The Company was a party to a Credit Agreement, as amended, with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Prior Credit Facility”), which provided the Company with a revolving line of credit in the aggregate principal amount of up to $50.0 million. The Prior Credit Facility matured in accordance with the terms therein on February 11, 2015. The Company had not borrowed any amounts under the Prior Credit Facility.

Senior Secured Credit Facilities

In connection with the Transaction, the Company entered into a $50.0 million senior secured revolving credit facility and a $435.0 million senior secured term loan facility (collectively, the “Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC, as administrative and collateral agent.

The net proceeds from the term loan under the Senior Secured Credit Facilities (the “Term Loan”) were used to finance in part the consideration paid in the Transaction, to pay off certain existing indebtedness of Tower and its subsidiaries in connection with the Transaction and to pay fees and expenses related to the Transaction and the associated financings. The Term Loan will mature on March 9, 2021 and the revolving commitments and revolving loans under the Senior Secured Credit Facilities (the “Revolver”) will mature on March 9, 2020. No borrowings were drawn from the Revolver for the funding of the Transaction.

The Term Loan amortizes in equal quarterly installments in an amount equal to 1.25% of the original principal amount thereof, with the remaining balance due at final maturity. Interest is payable on the Senior Secured Credit Facilities at a rate equal to the LIBOR rate or the base rate, plus an applicable margin. The applicable margin on borrowings under the Revolver may be increased or reduced by 0.25% based on a step down based on the first lien net leverage ratio.

Up to $10.0 million of the Revolver is available for issuances of letters of credit and any such issuance of letters of credit will reduce the amount available under the Revolver on a dollar-for-dollar basis. The Company is required to pay a commitment fee to the lenders on the average daily unused portion of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be increased or reduced by 0.125% based on a step down based on the first lien net leverage ratio.

The Senior Secured Credit Facilities are guaranteed by each of the Company’s current and future direct and indirect wholly owned material domestic subsidiaries other than (i) unrestricted subsidiaries, (ii) certain immaterial subsidiaries, (iii) foreign subsidiaries and domestic subsidiaries that are “controlled foreign corporations”, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, captive insurance companies and certain special purpose vehicles, and (vi) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing the Senior Secured Credit Facilities or which would require governmental approval to provide a guarantee (unless such approval has been received).

The Senior Secured Credit Facilities are secured by a first priority security interest (subject to permitted liens and certain other exceptions), on substantially all of the Company’s and the Guarantors’ (as defined in the Credit Agreement) assets.

The Company may repay all or any portion of the outstanding Term Loans at any time, and may reduce the unutilized portion of the Revolver in whole or in part without premium or penalty, subject to redeployment costs in the case of prepayment of LIBOR borrowings other than on the last day of the relevant interest period.

Subject to certain exceptions and reinvestment rights, the Senior Secured Credit Facilities require that 100% of the net cash proceeds from certain asset sales and debt issuances and 75% (subject to step downs based on first lien net leverage ratio) from excess cash flow for each fiscal year of the Company (commencing with the fiscal year ending December 31, 2015) must be used to pay down outstanding borrowings under the Senior Secured Credit Facilities.

The Senior Secured Credit Facilities contain certain negative covenants (subject to exceptions, materiality thresholds and baskets) including, without limitation, negative covenants that limit the Company’s and its restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict the Company’s and its restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, or change fiscal year. The Senior Secured Credit Facilities also include a financial maintenance covenant whereby the Company must not permit its trailing 12 month total net leverage ratio to exceed 3.5:1.0, tested at the end of each fiscal quarter commencing with the fiscal quarter ending June 30, 2015.

The Senior Secured Credit Facilities contain events of default, including, without limitation (subject to customary grace periods and materiality thresholds), events of default upon (i) the failure to make payments under the Senior Secured Credit Facilities, (ii) violation of covenants, (iii) incorrectness of representations and warranties, (iv) cross-default and cross-acceleration to other material indebtedness in excess of $25.0 million, (v) bankruptcy events, (vi) material monetary judgments (to the extent not covered by insurance), (vii) certain matters arising under ERISA that could reasonably be expected to result in a material adverse effect, (viii) the actual or asserted invalidity of the documents governing the Senior Secured Credit Facilities, any material guarantees or the security interests (including priority thereof) required under the Senior Secured Credit Facilities and (ix) the occurrence of a change of control. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and any remaining commitments thereunder (including the Revolver) may be terminated.

In connection with the Senior Secured Credit Facilities, the Company incurred fees of $17.8 million which are reflected as a debt discount and are being amortized using the effective interest rate method over the term of the Senior Secured Credit Facilities. For the three month period ended March 31, 2015, approximately $0.2 million of amortization expense is included in interest expense on the Company's consolidated statement of operations. The Company also recorded $2.3 million in interest expenses related to a ticking fee paid to Barclays Bank PLC incurred prior to the funding of the Senior Secured Credit Facilities to lock in the financing terms beginning from the lenders’ commitment of the term loan to the actual allocation of the loan. For the three months ended March 31, 2015, accrued interest on the term loan was $1.5 million.

In addition, during the three month period ended March 31, 2015, unused line fees incurred under the Senior Secured Credit Facilities were $11,000.

Current and long-term debt are $18.7 million and $398.6 million, respectively, on the Company’s consolidated balance sheets as of March 31, 2015 and are presented net of unamortized debt discount of $3.0 million and $14.7 million, respectively.

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

13. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. Under the Amended and Restated Shire Agreement Shire was required to supply the AG Product and the Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product of which the company owed a profit share payable to Shire of $5,834,000 and $4,447,000 on sales of the AG Product during the three month periods ended March 31, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations. Although the Supply Term expired on September 30, 2014, the Company is permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold; the Company will pay a profit share to Shire on sales of such products.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012. During the fourth quarter of 2013, the Company made a $12,000,000 payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the agreement. The upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and is being amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statement of operations. The Company initially allocated $1,550,000 of the upfront payment to two products which are still in development and recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. The Company is required to pay a profit share to Tolmar on sales of the products, of which the Company owed a profit share payable to Tolmar of $7,540,000 and $2,961,436 on sales of the products during the three month periods ended March 31, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations. Under the Tolmar Agreement, the Company has the potential to pay up to an aggregate of $10,000,000 in additional contingent milestone payments if certain commercialization events occur.

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

               The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of March 31, 2015, Tolmar has borrowed the full amount of $15,000,000 under the Tolmar Loan Agreement. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceuticals Industries Limited, in June 2001 (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period.

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

As of May 1, 2015, the Company was supplying Teva with Ditropan XL® 5,10 and 15 mg extended release tablets as the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the agreement.

OTC Partners Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”), for a term of approximately 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale. The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, Pfizer and the Company entered into an agreement with L. Perrigo Company (“Perrigo”) whereby the parties agreed that the Company would supply the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and to Perrigo. As noted above, the Company is currently only required to manufacture the products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned.

Joint Development Agreement with Valeant Pharmaceuticals International, Inc.

In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement and a License and Settlement Agreement (“Joint Development Agreement”).The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40,000,000 upfront payment, paid by Valeant in December 2008. The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5,000,000 milestone payments, paid by Valeant in March 2009 and September 2009, a $2,000,000 milestone payment paid by Valeant in December 2009, and a $3,000,000 milestone payment paid by Valeant in March 2011. The Company has the potential to receive up to an additional $8,000,000 of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products. The Company began selling one of the four dermatology products during the year ended December 31, 2011. As of December 31, 2014, the full amount of deferred revenue under the Joint Development Agreement was recognized.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012. The Company accounted for these payments as a reduction of the related receivable that was recorded in the initial purchase price allocation. The Company allocated $45,096,000 to an intangible asset, and the remaining $41,340,000 to prepaid royalty expense related to sales of Impax-labeled Zomig® products during 2012, with such royalty expense included in cost of revenues on the consolidated statement of operations. Beginning in January 2013, the Company was obligated to pay AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. The Company owed a royalty payable to AstraZeneca of $4,025,000 and $2,615,000 during the three month periods ended March 31, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 112 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in September 2019, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $4,083,000 as of March 31, 2015. Revenue recognized under the Endo Agreement is reported in the line item “Other Revenues” in “Note 19 - Supplementary Financial Information.” The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through Impax Specialty Pharma. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

Product Acquisition Agreement with Teva Pharmaceuticals USA, Inc.

In August 2013, the Company, through its Amedra Pharmaceuticals subsidiary, entered into a product acquisition agreement (the “Teva Product Acquisition Agreement”) with Teva Pharmaceuticals USA, Inc. (“Teva”) pursuant to which the Company acquired the assets (including the ANDA and other regulatory materials) and related liabilities related to Teva’s mebendazole tablet product in all dosage forms (the “Mebendazole Tablet”). The Company has the potential to pay up to $3,500,000 in additional contingent milestone payments upon the achievement of predefined regulatory and commercialization milestones. The Company is also obligated to pay Teva a royalty payment based on net sales of the Mebendazole Tablet, including a specified annual minimum royalty payment, subject to customary reductions and the other terms and conditions set forth in the Teva Product Acquisition Agreement.

Master Development Agreement with RiconPharma LLC

In June 2013, the Company, through its Amedra Pharmaceuticals subsidiary, entered into a development agreement (the “Albendazole Agreement”) with RiconPharma LLC (“RiconPharma”). Under the terms of the Albendazole Agreement, RiconPharma is responsible for the development of Albendazole 400 mg tablets (the “Albendazole Tablet”) and the Company is responsible for the marketing and sale of the Albendazole Tablets. The Company made an incentive cash payment of $225,000 to RiconPharma during the fourth quarter of 2014 upon the achievement of a specified development milestone. The Company is also obligated to pay RiconPharma tiered royalty payments based on net sales of the Albendazole Tablet, subject to customary reductions and the other terms and conditions set forth in the agreement.

Master Development Agreement with RiconPharma LLC

In May 2011, the Company, through its CorePharma subsidiary, entered into an amended and restated master development Agreement with RiconPharma LLC (the “Amended and Restated Development Agreement”) which amended and restated the development agreement between the parties dated September 21, 2009, as amended. Under the Amended and Restated Development Agreement, RiconPharma is responsible for exclusively developing and manufacturing, on a non-exclusive basis, for the Company and the Company is responsible for commercializing Griseofulvin Ultra-microcrystalline 125 mg and 250 mg tablets. The Company has the potential to pay up to $500,000 in contingent milestone payments upon the achievement of certain specified commercialization milestones for each product, as specified in the agreement. The Company is also obligated to pay RiconPharma tiered profit share payments based on net sales of the products, subject to customary reductions and the other terms and conditions set forth in the agreement.

Product Agreement with Pfizer Inc.

In January 2008, the Company, through its CorePharma subsidiary, entered into a Product Agreement (the “Pfizer Product Agreement”) with Pfizer, formerly King Pharmaceuticals, Inc. (“Pfizer”), under which the Company received the non-exclusive right to manufacture, market and sell an authorized generic of Pfizer’s Skelaxin® 800 mg product (the “Pfizer AG Product”). The Company is obligated to pay Pfizer a distribution fee based on net sales of the Pfizer AG Product, subject to terms and conditions set forth in the Pfizer Product Agreement. Pursuant to a Manufacturing and Supply Agreement dated as of August 29, 2013 with Pfizer, the Company is also obligated to manufacture and supply the branded Skelaxin® 800 mg product to Pfizer in accordance with the terms of such agreement.

License, Supply and Distribution Agreement with Micro Labs Limited

In June 2012, the Company, through its CorePharma subsidiary, entered into a License, Supply and Distribution Agreement (“Micro Labs Agreement”) with Micro Labs Limited (“Micro Labs”), under which the Company received an exclusive license to commercialize and distribute a generic equivalent of Arthrotec® tablets (the “Diclofenac Sodium and Misoprostol Product”) in the U.S. and its possessions and territories, and Micro Labs agreed to exclusively supply such the Diclofenac Sodium and Misoprostol Product to the Company for the U.S. and its possessions and territories, in each case subject to the terms and conditions in the agreement. The Company has the potential to pay up to $750,000 in contingent milestone payments upon the achievement of predefined development milestones. The Company is also obligated to pay Micro Labs a profit share based on net sales of the Diclofenac Sodium and Misoprostol Product, subject to the terms and conditions set forth in the agreement.

14. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years. Total share-based compensation expense recognized in the consolidated statement of operations during the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(in $000’s)	2015	2014
Manufacturing expenses	$1,046	$896
Research and development	1,365	1,402
Selling, general and administrative	4,077	2,088
Total	$6,488	$4,386

The following table summarizes stock option activity during the three month period ended March 31, 2015:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2014	3,042,180	$14.78
Options granted	335,750	$40.66
Options exercised	(216,008)	$12.04
Options forfeited	--	$--
Outstanding at March 31, 2015	3,161,922	$17.72
Options exercisable at March 31, 2015	2,460,957	$12.91

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

A summary of the Company’s non-vested restricted stock awards activity during the three month period ended March 31, 2015 is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	2,327,176	$23.61
Granted	210,660	$39.09
Vested	(26,066)	$21.89
Forfeited	(29,681)	$24.40
Non-vested at March 31, 2015	2,482,089	$24.93

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

As of March 31, 2015, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $56,450,000 related to all of its share-based awards, which will be recognized over a weighted-average period of 2.09 years. As of March 31, 2015, the Company estimated 2,799,227 stock options and 2,197,376 shares of restricted stock awards granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the three month periods ended March 31, 2015 and 2014 was $4,221,000 and $3,789,000, respectively. The total fair value of restricted stock awards which vested during the three month periods ended March 31, 2015 and 2014 was $571,000 and $621,000, respectively. As of March 31, 2015, the Company had 2,190,892 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

15. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its certificate of incorporation, the Company is authorized to issue 2,000,000 shares, $0.01 par value per share, “blank check” preferred stock, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. During the three month periods ended March 31, 2015 and 2014, the Company did not issue any preferred stock.

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 90,000,000 shares of common stock with $0.01 par value.

16. EARNINGS PER SHARE

The Company's earnings per share (EPS) includes basic net income per share, computed by dividing net (loss) income (as presented on the consolidated statement of operations), by the weighted average number of shares of common stock outstanding for the period, along with diluted net (loss) income per share, computed by dividing net income by the weighted average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net (loss)  income per share of common stock for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
(in $000’s except share and per share amounts)	2015	2014

Numerator:
Net (loss) income	$(6,333)	$6,425

Denominator:
Weighted average common shares outstanding	68,967,875	67,702,296

Effect of dilutive stock options and restricted stock awards	--	2,236,576

Diluted weighted average common shares outstanding	68,967,875	69,938,872

Basic net (loss) income per share	$(0.09)	$0.09
Diluted net (loss) income per share	$(0.09)	$0.09

For the three month period ended March 31, 2015, the Company had a net loss. Only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share for the three month period ended March 31, 2015, as inclusion of the potential common shares would have been anti-dilutive. For the three month period ended March 31, 2014, the Company excluded 331,500 of shares issuable upon the exercise of stock options and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive. Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

17. SEGMENT INFORMATION

The Company has two reportable segments, Impax Generics and Impax Specialty Pharma. Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Impax Generics sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 19 – Supplementary Financial Information.” The Company also generates revenue in Impax Generics from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 19 – Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.”

Impax Specialty Pharma is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, RYTARY® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015. The Company has also filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 on November 5, 2014 and the filing was accepted by the EMA on November 26, 2014. The Company is currently also seeking to identify a licensing partner for the development and commercialization of IPX066 in countries outside of the U.S. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products including Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories, and Albenza®, indicated for the treatment of tapeworm infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 19 – Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 19 – Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 19 – Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of "Revenue Recognition" and in the “Summary of Significant Accounting Policies” in the Company's Form 10-K for the year ended December 31, 2014. The Company has no inter-segment revenue.

17. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s) Three Months Ended March 31, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other		Total Company
Revenues, net	$128,741	$14,355	$	---	$143,096
Cost of revenues	76,472	7,390		---	83,862
Research and development	10,863	4,099		---	14,962
Patent litigation expense	778	182		---	960
Selling, general and administrative	4,286	14,856		31,018	50,160
Income (loss) before provision for income taxes	$36,342	$(12,172)		$(34,875)	$(10,705)

(in $000’s) Three Months Ended March 31, 2014	Impax Generics	Impax Specialty Pharma	Corporate and Other		Total Company
Revenues, net	$109,141	$9,577	$	---	$118,718
Cost of revenues	57,022	4,074		---	61,096
Research and development	11,217	10,524		---	21,741
Patent litigation expense	2,173	---		---	2,173
Selling, general and administrative	2,383	9,221		13,873	25,477
Income (loss) before provision for income taxes	$36,346	$(14,242)		$(13,474)	$8,630

Foreign Operations

The Company’s wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $131,368,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at March 31, 2015.

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

18. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)

In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH (collectively, “Endo”) filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone hydrochloride, Extended Release tablets, 5, 7.5, 10, 15, 20, 30 and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. A bench trial was completed in April 2015. No decision has been received. In November 2014, Endo Pharmaceuticals Inc. and Mallinckrodt LLC filed suit against the Company in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of the Company’s Oxymorphone hydrochloride ANDA described above. Also in November 2014, Endo and Mallinckrodt filed a separate suit in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of the ThoRx Oxymorphone hydrochloride ANDA described above. ThoRx and the Company filed an answer and counterclaim to those suits in which they are named as a defendant. The cases are currently pending.

UCB Inc., et al. v. CorePharma LLC (Methylphenidate)

In March 2014, UCB Inc. and UCB Manufacturing (collectively, “UCB”) filed suit against CorePharma LLC, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey alleging patent infringement based on the filing of CorePharma’s ANDA relating to methylphenidate hydrochloride extended-release capsules, 10 mg, 20 mg, 30 mg, 40 mg, 50 mg and 60 mg, generic to Metadate CD®. On May 27, 2014, CorePharma filed an answer and counterclaims. Discovery is proceeding. A trial date has not been set.

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014. Discovery is proceeding, and trial is set for September 6, 2016.

Shire LLC v. CorePharma LLC (Mixed Amphephetamines)

In September 2014, Shire LLC (“Shire”) filed suit against CorePharma LLC, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey alleging patent infringement based on the filing of CorePharma’s ANDA relating to dextroamphetamine sulfate, dextroamphetamine saccharate, amphetamine aspartate monohydrate, amphetamine sulfate extended-release capsules, 5 mg, 10 mg, 15 mg, 20 mg, 25 mg and 30 mg, generic to Adderall XR®. On November 14, 2014, CorePharma filed an answer and counterclaims. Discovery is proceeding. A trial date has not been set.

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

Solodyn® Antitrust Class Actions

From July 2013 to April 2015, 15 class action complaints were filed against manufacturers of the brand drug Solodyn® and its generic equivalents, including the Company.

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

On March 26, 2015, Walgreen Co., The Kruger Co., Safeway Inc., HEB Grocery Company L.P., Albertson’s LLC, direct purchasers, filed a separate complaint in the United States District Court for the Middle District of Pennsylvania. On April 8, 2015, the Judicial Panel on Multi-District Litigation ordered the action be transferred to the District of Massachusetts, to be coordinated or consolidated with the coordinated proceedings.

On April 16, 2015, Rite Aid Corporation and Rite Aid Hdqtrs. Corp, direct purchasers, filed a separate complaint in the United States District Court for the Middle District of Pennsylvania.

 The consolidated amended complaints allege that Medicis engaged in anticompetitive schemes by, among other things, filing frivolous patent litigation lawsuits, submitting frivolous Citizen Petitions, and entering into anticompetitive settlement agreements with several generic manufacturers, including the Company, to delay generic competition of Solodyn® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Oral argument on defendants’ motion to dismiss the consolidated amended complaints took place on March 12, 2015, and the motion remains under submission.

Civil Investigative Demand from the FTC (Oxymorphone Hydrochloride)

On February 25, 2014, the Company received a CID from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether Endo Pharmaceuticals, Inc. (“Endo”), the Company have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. The Company is cooperating with the FTC in producing documents, information and witnesses in response to the CID. To the knowledge of the Company, no proceedings by the FTC have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.

 Opana ER® Antitrust Class Actions

From June 2014 to April 2015, 14 class action complaints were filed against the manufacturer of the brand drug Opana ER® and the Company.

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

On November 17, 2014, Louisiana Health Service & Indemnity Company d/b/a Blue Cross and Blue Shield of Louisiana, an indirect purchaser, filed a class action complaint in the United Stated District Court for the Middle District of Louisiana on behalf of itself and others similarly situated.

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

On March 26, 2015 Walgreen Co., The Kruger Co., Safeway Inc., HEB Grocery Company L.P., Albertson’s LLC, direct purchasers, filed a separate complaint in the United States District Court for the Northern District of Illinois.

On April 23, 2015, Rite Aid Corporation and Rite Aid Hdqtrs. Corp, direct purchasers, filed a separate complaint in the United States District Court for the Northern District of Illinois.

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with the Company to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Consolidated amended complaints were filed on May 4, 2015.

Civil Investigation Demand from the Attorney General of the State of Alaska

On February 10, 2015, the Company received three CIDs from the Office of the Attorney General of the State of Alaska (“Alaska AG”) concerning its investigations into the drugs Adderall XR®, Effexor XR® and Opana® ER (each a “Product” and collectively, the “Products”) and their generic equivalents. According to the Alaska AG, the investigation is to determine whether the Company may have violated Alaskan state law by entering into settlement agreements with the respective brand name manufacturer for each of the foregoing Products that delayed generic entry of such Product into the marketplace.  The Company intends to cooperate with the Alaska AG in producing documents and information in response to the CIDs. To the knowledge of the Company, no proceedings have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.

United States Department of Justice Investigations

Previously on November 6, 2014, the Company disclosed that one of its sales representatives received a grand jury subpoena from the Antitrust Division of the United States Justice Department (the "Justice Department"). In connection with this same investigation, on March 13, 2015, the Company received a grand jury subpoena from the Justice Department requesting the production of information and documents regarding the sales, marketing, and pricing of certain generic prescription medications. In particular, the Justice Department’s investigation currently focuses on four generic medications: digoxin tablets, terbutaline sulfate tablets, prilocaine/lidocaine cream, and calcipotriene topical solution. The Company has been cooperating and intends to continue cooperating with the investigation. However, no assurance can be given as to the timing or outcome of the investigation.

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively (“Securities Class Actions”), alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARY® and its generic version of Concerta®. These two Securities Class Actions were subsequently consolidated, assigned to the same judge, and lead plaintiff has been chosen. The plaintiff’s consolidated amended complaint was filed on September 13, 2013. The Company filed a motion to dismiss the consolidated amended complaint on November 14, 2013. On April 18, 2014, the Court denied the Company’s motion to dismiss. On September 22, 2014, the Company, together with certain current and former officers and directors of the Company, agreed to settle this consolidated securities class action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. Pursuant to the settlement, the Company will pay $8.0 million for a full and complete release of all claims that were or could have been asserted against the Company or other defendants in this action. On January 16, 2015, the Court granted preliminary approval of the settlement. The Company will not be taking any charges for the settlement as the settlement amount will be paid for and covered by the Company's insurance policies. The settlement remains subject to final court approval and certain other conditions and does not resolve the related shareholder derivative litigations discussed below.

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

On August 13, 2014, a class action complaint was filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Linus Aruliah, individually and on behalf of all others similarly situated. The complaint alleged that the Company and those named officers and directors violated the federal securities laws by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Company’s Taiwan manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s then branded product candidate, RYTARY® (which was subsequently approved by the FDA on January 7, 2015). On January 13, 2015, the Company, together with certain current and former officers and directors of the Company, agreed to settle this securities class action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. Pursuant to the settlement, the Company will pay $4.75 million for a full and complete release of all claims that were or could have been asserted against the Company or other defendants in this action. The Company will not be taking any charges for the settlement as the settlement amount will be paid for and covered by the Company’s insurance policies. The settlement remains subject to preliminary and final court approval and certain other conditions and does not resolve the related shareholder derivative litigations.

On September 22, 2014, Randall Wickey, derivatively on behalf of the Company, filed an action against certain current and former officers and directors of the Company in the United States District for the Northern District of California, alleging breaches of fiduciary duty in connection with the Company’s response to various FDA notices and warnings regarding problems in the manufacturing and quality control processes at the Company’s Hayward, California and Taiwan manufacturing facilities. On November 10, 2014, International Union of Operating Engineers Local 478, derivatively on behalf of the Company, filed an action against certain current and former officers and directors of the Company in the United States District for the Northern District of California, asserting similar allegations as those by Randall Wickey. These two derivative actions were consolidated on February 5, 2015 and a consolidated complaint was filed on February 20, 2015.

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

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly period noted is as follows:

(in $000’s except shares and per share amounts)	Quarter Ended March 31, 2015
Revenue:
Impax Generics sales, gross	$355,321
Less:
Chargebacks	126,607
Rebates	83,130
Product Returns	6,427
Other credits	13,198
Impax Generics sales, net	125,959

Rx Partner	2,239
Other Revenues	543
Impax Generics revenues, net	128,741

Impax Specialty Pharma sales, gross	29,219
Less:
Chargebacks	5,561
Rebates	2,132
Product Returns	2,620
Other credits	4,778
Impax Specialty Pharma sales, net	14,128

Other Revenues	227
Impax Specialty Pharma revenues, net	14,355

Total revenues	143,096

Gross profit	59,234

Net loss	$(6,333)

Net loss per share (basic)	$(0.09)
Net loss per share (diluted)	$(0.09)

Weighted average common shares outstanding:
Basic	68,967,875
Diluted	68,967,875

19. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly period noted is as follows:

(in $000’s except shares and per share amounts)	Quarter Ended March 31, 2014
Revenue:
Impax Generics sales, gross	$265,850
Less:
Chargebacks	95,714
Rebates	52,054
Product Returns	1,294
Other credits	10,671
Impax Generics sales, net	106,117

Rx Partner	2,435
Other Revenues	589
Impax Generics revenues, net	109,141

Impax Specialty Pharma sales, gross	20,643
Less:
Chargebacks	8,230
Rebates	1,070
Product Returns	181
Other credits	1,853
Impax Specialty Pharma sales, net	9,309

Other Revenues	268
Impax Specialty Pharma revenues, net	9,577

Total revenues	118,718

Gross profit	57,622

Net income	$6,425

Net income per share (basic)	$0.09
Net income per share (diluted)	$0.09

Weighted average common shares outstanding:
Basic	67,702,296
Diluted	69,938,872

20. SUBSEQUENT EVENTS

On May 8, 2015, the Company received a Form 483 with three inspectional observations, following the FDA’s inspection of its Hayward manufacturing facility beginning from early April through early May 2015. During the inspection, the Company was also able to confirm that the FDA’s July 2014 inspection at the Hayward facility was officially classified as Voluntary Action Indicated (VAI). The 2015 inspection included a general cGMP inspection as well as pre approval inspections (PAI) for multiple pending products at the FDA. The FDA did not provide any status or classification to these observations and, pursuant to its established regulatory process, will defer classification until it has reviewed the Company’s response to each observation. The Company is currently working on its responses to the FDA regarding the observations. To date, the Company has not been informed by the FDA as to whether a satisfactory re-inspection of the Hayward manufacturing facility will be required to close out the warning letter and resolve the 2014 and 2015 Form 483 observations on the Hayward manufacturing facility.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include fluctuations in our revenues and operating income, our ability to promptly correct the issues raised in the warning letter and Form 483 observations we received from the FDA, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, our ability to receive a return on our capital on our development of generic drugs, our ability to achieve expected results in our research and development efforts in our branded pharmaceutical products, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of IPX066 outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions and investments, the integration of the acquired businesses of Tower Holdings Inc. and Lineage Therapeutics being more difficult, time-consuming or costly than expected, operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Tower and Lineage acquisition, the retention of certain key employees of the acquired business being difficult, the acquired business's expected or targeted future financial and operating performance and results, the combined company's capacity to bring new products to market, and the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the Tower and Lineage acquisition within the expected time-frames or at all, the restrictions imposed by our credit facility, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2014. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

RYTARY® is a registered trademark of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Overview

We are a specialty pharmaceutical company that focuses on developing, manufacturing, marketing and distributing generic and branded products. We operate in two segments, referred to as “Impax Generics and “Impax Specialty Pharma”. Impax Generics concentrates its efforts on generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. Impax Specialty Pharma utilizes its specialty sales force to market proprietary branded pharmaceutical products for the treatment of central nervous system (“CNS”) disorders and other select specialty segments. Both Impax Generics and Impax Specialty Pharma generate revenue from research and development services provided to unrelated third-party pharmaceutical entities.

We plan to continue to expand Impax Generics through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. Generic products contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name products already approved for use in the United States by the FDA. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. Impax Generics also generates revenues from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical entity. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties, such as our development, supply and distribution agreement with TOLMAR, Inc. (“Tolmar”) pursuant to which we received an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending at the FDA, in the United States and its territories.

We sell and distribute generic pharmaceutical products primarily through four sales channels:

●	the “Impax Generics” sales channel: generic pharmaceutical prescription products we sell directly to wholesalers, large retail drug chains and others;

●	the “Private Label” sales channel: generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third parties who in turn sell the product under their own label;

●	the “Rx Partner” sales channel: generic prescription products sold through unrelated third-party pharmaceutical entities pursuant to alliance and collaboration agreements; and

●	the “OTC Partner” sales channel: sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities pursuant to alliance, collaboration and supply agreements.

As of May 1, 2015, we marketed 132 generic pharmaceutical products representing dosage variations of 41 different pharmaceutical compounds through Impax Generics, and five other generic pharmaceutical products, representing dosage variations of two different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of May 1, 2015, our marketed generic products include, but are not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®), oxymorphone hydrochloride extended release tablets (AB rated to original OPANA® ER) and the authorized generic epinephrine auto-injector product Adrenaclick®.

Impax Specialty Pharma is focused on developing proprietary branded pharmaceuticals products for the treatment of CNS disorders, which include migraine, multiple sclerosis, Parkinson’s disease and post herpetic neuralgia, as well as developing other select specialty products. Impax Specialty Pharma in involved in the promotion and sale of branded pharmaceutical products through our specialty sales force. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies.

Our branded pharmaceutical product portfolio consists of commercial CNS and other select specialty products, as well as development stage projects. In February 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulations pursuant to the terms of the AZ Agreement and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Our branded products portfolio also includes Albenza® for invasive tapeworm infections, and two additional marketed products, all acquired in our acquisition of Tower and Lineage.

We currently market one internally developed branded pharmaceutical product, RYTARY® (IPX066) for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015. We launched our sales and marketing efforts for the product in the United States in April 2015. As a result, we increased our Neurology sales team to 77 representatives. We filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 (RYTARY®) on November 5, 2014 and the filing was accepted by the EMA on November 26, 2014. We are seeking to identify a licensing partner for the development and commercialization of IPX066 in countries outside of the U.S.

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

During the quarters ended March 31, 2012 and March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and provided the FDA with updates regarding the completion status of our corrective actions. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. The FDA performed a re-inspection of our Hayward manufacturing facility during June and July 2014. At the conclusion of the re-inspection, the FDA issued a Form 483 with seven inspectional observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013. We provided the FDA with what we believe to be our complete written response and updates regarding the completion status of our corrective actions through December 2014. On May 8, 2015, we received a Form 483 with three inspectional observations, following the FDA’s inspection of our Hayward manufacturing facility beginning from early April through early May 2015. During the inspection, we were also able to confirm that the FDA’s July 2014 inspection at our Hayward facility was officially classified as Voluntary Action Indicated (VAI). The 2015 inspection included a general cGMP inspection as well as pre approval inspections (PAI) for multiple pending products at the FDA. The FDA did not provide any status or classification to these observations and, pursuant to its established regulatory process, will defer classification until it has reviewed the Company’s response to each observation. We are currently working on our responses to the FDA regarding the observations. To date, we have not been informed by the FDA as to whether a satisfactory re-inspection of our Hayward manufacturing facility will be required to close out the warning letter and resolve the 2014 and 2015 Form 483 observations on our Hayward manufacturing facility.

In July 2014, the FDA conducted an inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. At the time of the inspection, the FDA did not provide any status or classification to the Form 483 observations on our Taiwan manufacturing facility and, pursuant to its established regulatory process, would wait until they have received and reviewed our responses to classify the inspection. We received and responded to a request for additional information from the FDA regarding our Taiwan facility in December 2014. On January 7, 2015, we received approval from the FDA for RYTARY™, our first internally developed branded product for the treatment of Parkinson’s disease, which is manufactured in our Taiwan facility. In March 2015, we received correspondence from the FDA classifying our Taiwan manufacturing facility as acceptable.

On March 11, 2015, we received a Form 483 with two observations regarding adverse event reporting and annual report submissions in Horsham, Pennsylvania (one of the sites we acquired in the Tower and Lineage acquisition). We provided the FDA with what we believe to be our complete written responses relating to the observations in the Form 483 at the end of March 2015.

We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. We have taken a number of steps to review our quality control and manufacturing systems and standards and are working with third-party experts to assist us with our review and in enhancing such systems and standards. This work is ongoing and we are committed to improving our quality control and manufacturing practices. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out and the Form 483 observations resolved, it is possible we may be subject to additional regulatory action by the FDA as a result of current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our existing products, however the FDA has withheld and may continue to withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until the warning letter is closed out and the Form 483 observations on our Hayward facility are resolved. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter and Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we are unable promptly to correct the issues raised in the warning letter and Form 483 observations, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

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

Impax Generics sales, net, and Impax Specialty Pharma sales, net. Revenue from the sale of products is recognized when title and risk of loss of the product is transferred to the customer and the sales price is fixed and determinable. Provisions for discounts, early payments, rebates, sales returns and distributor chargebacks under terms customary in the industry are provided for in the same period the related sales are recorded. We record estimated reductions to revenue at the time of the initial sale and these estimates are based on the sales terms, historical experience and trend analysis.

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

The following tables are roll-forwards of the activity in the reserves for the three months ended March 31, 2015 and the year ended December 31, 2014 with an explanation for any significant changes in the accrual percentages:

	March 31, 2015	December 31, 2014
	($ in 000’s)
Chargeback reserve
Beginning balance	$43,125	$37,066
Acquired balances	25,260	--
Provision recorded during the period	132,168	487,377
Credits issued during the period	(134,100)	(481,318)
Ending balance	$66,453	$43,125

Provision as a percent of gross product sales	34%	35%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, decreased slightly from 35% during the year ended December 31, 2014 to 34% during the three months ended March 31, 2015.

	March 31, 2015	December 31, 2014
	($ in 000’s)
Rebate reserve
Beginning balance	$88,812	$88,449
Acquired balances	78,226	--
Provision recorded during the period	85,262	260,747
Credits issued during the period	(63,752)	(260,384)
Ending balance	$188,548	$88,812

Provision as a percent of gross product sales	22%	19%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 19% during the year ended December 31, 2014 to 22% during the three months ended March 31, 2015 as a result of the formation of alliances between major wholesalers and major retailers, an additional rebate offered to a major wholesaler effective in the first quarter of 2015 and the inclusion of product sales from the Tower acquisition which carry a higher rebate rate.

	March 31, 2015	December 31, 2014
	($ in 000’s)
Returns reserve
Beginning balance	$27,174	$28,089
Acquired balances	19,030	--
Provision related to sales recorded in the period	9,047	12,016
Credits issued during the period	(7,849)	(12,931)
Ending balance	$47,402	$27,174

Provision as a percent of gross product sales	2.4%	1.0%

As noted in the table above, the provision for returns as a percent of gross product sales increased from 1.0% during the year ended December 31, 2014 to 2.4% during the three months ended March 31, 2015 primarily as a result of higher returns accruals due to recent prior increases on certain generic products.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, and any new information regarding changes in the pricing programs which may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $30,470,000 (which includes $18,843,000 of acquired balances) and $18,272,000 as of March 31, 2015 and December 31, 2014, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $1,939,000 and $1,852,000 as of March 31, 2015 and December 31, 2014, respectively.

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

Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles," rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Impax Generics and Impax Specialty Pharma operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to Impax Generics. We concluded the carrying value of goodwill was not impaired as of December 31, 2014, as the fair value of Impax Generics exceeded its carrying value. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of Impax Generics using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. To date, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$143,096	$118,718	$24,378	21%

Gross profit	59,234	57,622	1,612	3%

(Loss) income from operations	(6,848)	8,231	(15,079)	nm

(Loss) income before income taxes	(10,705)	8,630	(19,335)	nm
(Benefit) provision for income taxes	(4,372)	2,205	(6,577)	nm
Net (loss) income	$(6,333)	$6,425	$(12,758)	nm

 *nm-not meaningful

Consolidated total revenues for the three month period ended March 31, 2015 increased by $24.4 million, or 21%, as compared to the same period in 2014. Consolidated total revenues for the three month period ended March 31, 2015 include $13.6 million in revenues from the Tower acquisition. New product launches increased revenues during the three month period ended March 31, 2015 by $1.2 million, or 1%, compared to the prior year period, primarily related to sales of our Ursodiol tablets, which we acquired from Actavis plc during the three month period ended September 30, 2014. Increased product volumes (including product volumes from the acquisition) increased revenues during the three month period ended March 31, 2015 by $31.9 million, or 27%, compared to the prior year period, while selling price and product mix decreased revenues by $8.7 million, or 7%, compared to the prior year period.

Revenues from our Impax Generics division increased by $19.6 million during the three month period ended March 31, 2015, as compared to the prior year period, driven primarily by sales of volumes from the acquired companies and from sales of our authorized generic Adderall XR®. Revenues from Impax Specialty Pharma division increased $4.8 million during the three month period ended March 31, 2015 as compared to the same period in 2014, as a result of increased revenues from our Impax-labeled branded Zomig® products as well as volumes from the acquired companies.

Net loss for the three month period ended March 31, 2015 was $6.3 million, a decrease of $12.8 million as compared to net income of $6.4 million for the three month period ended March 31, 2014. The decrease was primarily attributable to lower margins from product sales, and higher operating expenses in each case compared to the prior year period. In addition, we had higher amortization and costs related to the fair value of inventory of approximately $2.1 million and $1.1 million, respectively, related to the Tower acquisition.

Impax Generics

The following table sets forth results of operations for Impax Generics for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Generics sales, net	$125,959	$106,117	$19,842	19%
Rx Partner	2,239	2,435	(196)	(8)%
Other Revenues	543	589	(46)	(8)%
Total revenues	128,741	109,141	19,600	18%
Cost of revenues	76,472	57,022	19,450	34%
Gross profit	52,269	52,119	150	nm

Operating expenses:
Research and development	10,863	11,217	(354)	(3)%
Patent litigation expense	778	2,173	(1,395)	(64)%
Selling, general and administrative	4,286	2,383	1,903	80%
Total operating expenses	15,927	15,773	154	1%
Income from operations	$36,342	$36,346	$(4)	nm

*nm-not meaningful

Revenues

Total revenues for Impax Generics for the three month period ended March 31, 2015, were $128.7 million, an increase of 18% over the same period in 2014, principally resulting from the addition of $12.3 million in revenue from the Tower and Lineage acquisition and an increase in sales of our authorized generic Adderall XR®.

Cost of Revenues

Cost of revenues was $76.5 million for the three month period ended March 31, 2015, an increase of $19.5 million compared to the prior year period. Other than increased costs related to higher product sales, cost of revenues in the current year is being affected by lower product amortization costs and lower remediation costs, as compared to the prior year, partially offset by increased costs related to the step-up to fair value of inventory in connection with the Tower acquisition.

Gross Profit

Gross profit for the three month period ended March 31, 2015 was $52.3 million, or approximately 41% of total revenues, as compared to $52.1 million, or approximately 48% of total revenues, in the prior year period. Adjusting for the items noted in cost of revenues, gross margin would have decreased by approximately 15 percentage points in the current period compared to the prior year primarily due to the unfavorable product contribution of lower margin products and the timing of shipments of higher margin products.

Research and Development Expenses

Total research and development expenses for the three month period ended March 31, 2015 were $10.9 million, a decrease of 3%, as compared to $11.2 million in the prior year period. Generic research and development expenses decreased by $0.3 million as compared to the prior year period primarily due to an overall decrease in project spending in the current year period.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended March 31, 2015 were $0.8 million, as compared to $2.2 million for the three month period ended March 31, 2014. The decrease in patent litigation expenses of $1.4 million compared to the prior year period was the result of legal activity related to several cases in the prior year period for which there was no corresponding activity in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2015 were $4.3 million, as compared to $2.4 million for the three month period ended March 31, 2014. The increase of $1.9 million compared to the prior year period was primarily the result of an increase in customer failure to supply claims and the addition of the selling, general and administrative expenses related to the Tower acquisition.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Specialty Pharma sales, net	$14,128	$9,309	$4,819	52%
Other Revenues	227	268	(41)	(15)%
Total revenues	14,355	9,577	4,778	50%
Cost of revenues	7,390	4,074	3,316	81%
Gross profit	6,965	5,503	1,462	27%

Operating expenses:
Research and development	4,099	10,524	(6,425)	(61)%
Patent litigation expense	182	--	182	nm
Selling, general and administrative	14,856	9,221	5,635	61%
Total operating expenses	19,137	19,745	(608)	(3)%
Loss from operations	$(12,172)	$(14,242)	$2,070	15%

*nm-not meaningful

Revenues

Total revenues for Impax Specialty Pharma were $14.4 million for the three month period ended March 31, 2015, an increase of $4.8 million over the same period in the prior year, due to increased revenues from our Impax-labeled branded Zomig® products (primarily branded Zomig® nasal spray) and $1.4 million in revenues from the Tower acquisition.

During the three month period ended March 31, 2015, the Company began shipping RYTARY® to wholesalers prior to completion of training of its sales representatives. As a result of limited script data and certain contractual terms, the Company deferred approximately $3.0 million in net revenue related to RYTARY® in the current period.

Cost of Revenues

Cost of revenues was $7.4 million for the three month period ended March 31, 2015, an increase of $3.3 million over the prior year period. In addition to increased costs related to increased product sales, cost of revenues was negatively impacted in the three month period ended March 31, 2015 by higher product amortization costs as well as an increase of $0.8 million related to the step-up to fair value of inventory in connection with the Tower acquisition.

Gross Profit

Gross Profit was $7.0 million for the three month period ended March 31, 2015, an increase of $1.5 million over the same period in the prior year, due to increased revenues from our Impax-labeled branded Zomig® products (primarily branded Zomig® nasal spray) and $1.4 million in revenues from the Tower acquisition.

Research and Development Expenses

Total research and development expenses for the three month period ended March 31, 2015 were $4.1 million, a decrease of $6.4 million as compared to $10.5 million in the prior year period. The decrease was primarily driven by a reduction in research and development expenses related to our branded initiatives and decreased personnel costs of $1.6 million compared to the prior year period due to the restructuring and related reduction in workforce primarily in our research and development organization during the fourth quarter ended December 31, 2014. In addition, research and development expense during the prior year period included a $2.0 million upfront fee paid to DURECT Corporation (“Durect”) under an agreement to acquire the exclusive worldwide rights to develop and commercialize Durect’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, for which there was no comparable fee paid in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $14.9 million for the three month period ended March 31, 2015, an increase of $5.6 million as compared to $9.2 million in the prior year period. The increase was primarily driven by an increase in advertising and promotion expenses to support the launch of RYTARY®.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$31,018	$13,873	$17,145	nm
Loss from operations	(31,018)	(13,873)	(17,145)	nm

Other (expense) income, net	(166)	76	(242)	nm
Interest income	284	388	(104)	(27)%
Interest expense	(3,975)	(65)	(3,910)	nm
Loss before income taxes	(34,875)	(13,474)	(21,401)	nm
(Benefit) provision for income taxes	$(4,372)	$2,205	$(6,577)	nm

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended March 31, 2015 were $31.0 million, a $17.1 million increase over the same period in 2014. The increase was principally driven by increased business development expenses of $8.6 million of which $7.4 million are Transaction or Transaction integration-related activities, the inclusion of general and administrative expenses from the Tower acquisition of $3.2 million, increased information technology expenses of $1.6 million, increased legal expenses of $0.4 million, higher equity based compensation of $1.7 and net inflationary and other costs of $1.6 million. The $3.2 million of Tower related general and administrative expenses includes $2.4 million in employee severance costs related to the acquisition.

Other Expense, net

Other expense, net in the three month period ended March 31, 2015 was $0.2 million, as compared to income of less than $0.1 million in the three month period ended March 31, 2014, primarily related to an increase in foreign exchange losses.

Interest Income

Interest income in the three month period ended March 31, 2015 was $0.3 million, and was relatively consistent with the same period in 2014.

Interest Expense

Interest expense in the three month period ended March 31, 2015 was $4.0 million, an increase of $3.9 million as compared to the prior year period, primarily related to borrowings under the Company’s new $435 million senior secured term loan. Interest expense in the three month period ended March 31, 2015 includes $2.3 million in commitment fees incurred prior to the closing of the Tower acquisition, $1.5 million in interest expense incurred on such term loan as well as $0.2 million in amortization of deferred financing costs.

Income Taxes

During the three month period ended March 31, 2015, the Company recognized an aggregate consolidated tax benefit of $4.4 million for U.S. domestic and foreign income taxes. In the three month period ended March 31, 2014, the Company recognized an aggregate consolidated tax provision of $2.2 million for U.S. domestic and foreign income taxes. The decrease in the tax provision resulted from lower consolidated income before taxes in the three month period ended March 31, 2015, as compared to the same period in the prior year. The effective tax rate of 41% for the three month period ended March 31, 2015 was higher than the effective tax rate of 26% for the prior year period primarily as a result of a change in the timing and mix of U.S. and foreign income. Other contributing factors to the rate fluctuation included a larger add-back for non-deductible executive compensation limited by section 162(m) of the Internal Revenue Code; and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards.

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

Cash and Cash Equivalents

At March 31, 2015, we had $163.1 million in cash and cash equivalents, a decrease of $51.8 million as compared to December 31, 2014. As more fully discussed below, the decrease in cash and cash equivalents during the three month period ended March 31, 2015 was primarily driven by $497.3 million of net cash used in investing activities, partially offset by $420.9 million of cash provided by financing activities, $23.7 million of cash provided by operating activities and a $1.0 million increase related to the effect of exchange rate changes on cash.

Cash Flows

Three Month Period Ended March 31, 2015 Compared to the Three Month Period Ended March 31, 2014

Net cash provided by operating activities for the three month period ended March 31, 2015 was $23.7 million, an increase of $40.8 million as compared to the prior year period of $17.1 million net cash used in operating activities. The period over period increase in net cash provided by operating activities principally resulted from a reduced investment in working capital. The reduction in working capital was largely due to improved cash collections of the Company’s accounts receivable and management of accounts payable during the current period as well as the payment of a large income tax payable during the prior year period for which there was no such comparable payment in the current period.

Net cash used in investing activities for the three month period ended March 31, 2015, was $497.3 million, an increase of $453.2 million compared to $44.1 million of net cash used in investing activities in the prior year period. The period over period increase in net cash used was due primarily to cash used to fund the Tower acquisition purchase price of $697.2 million (net of cash acquired in the acquisition), partially offset by a change in net maturities of investments of $232.4 million with those cash proceeds used in part to fund the Tower acquisition.

Net cash provided by financing activities for the three month period ended March 31, 2015 was $420.9 million, representing an increase of $414.0 million as compared to $6.9 million of net cash provided by financing activities in the prior year period. The period over period increase in net cash provided by financing activities was due to the $435.0 million term loan issued in connection with the Tower acquisition which is shown net of deferred financing costs on the Company’s consolidated balance sheet.  Please refer to “Outstanding Debt Obligations” below for details regarding our senior secured revolving credit facility and senior secured term loan facility.

Outstanding Debt Obligations

Prior Credit Facility

We were a party to a Credit Agreement, as amended, with Wells Fargo Bank, N.A., as a lender and as administrative agent (the “Prior Credit Facility”), which provided us with a revolving line of credit in the aggregate principal amount of up to $50,000,000. The Prior Credit Facility matured in accordance with the terms therein on February 11, 2015. We had not borrowed any amounts under the Prior Credit Facility.

Senior Secured Credit Facilities

On March 9, 2015, we acquired all of the outstanding shares of common stock of Tower and Lineage (the “Transaction”).

In connection with the Transaction, we entered into a $50.0 million senior secured revolving credit facility and a $435.0 million senior secured term loan facility (collectively, the “Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among us, the lenders party thereto from time to time and Barclays Bank plc, as administrative and collateral agent.

The net proceeds from the term loan under the Senior Secured Credit Facilities (the “Term Loan”) were used to finance in part the consideration paid in the Transaction, to pay off certain existing indebtedness of Tower and its subsidiaries in connection with the Transaction and to pay fees and expenses related to the Transaction and the associated financings. The Term Loan will mature on March 9, 2021 and the revolving commitments and revolving loans under the Senior Secured Credit Facilities (the “Revolver”) will mature on March 9, 2020. No borrowings were drawn from the Revolver for the funding of the Transaction.

The Term Loan amortizes in equal quarterly installments in an amount equal to 1.25% of the original principal amount thereof, with the remaining balance due at final maturity. Interest is payable on the Senior Secured Credit Facilities at a rate equal to the LIBOR rate or the base rate, plus an applicable margin. The applicable margin on borrowings under the Revolver may be increased or reduced by 0.25% based on a step down based on the first lien net leverage ratio.

Up to $10.0 million of the Revolver is available for issuances of letters of credit and any such issuance of letters of credit will reduce the amount available under the Revolver on a dollar-for-dollar basis. We are required to pay a commitment fee to the lenders on the average daily unused portion of the Revolver at an initial rate of 0.50% per annum. The commitment fee rate may be increased or reduced by 0.125% based on a step down based on the first lien net leverage ratio.

The Senior Secured Credit Facilities are guaranteed by each of our current and future direct and indirect wholly owned material domestic subsidiaries other than (i) unrestricted subsidiaries, (ii) certain immaterial subsidiaries, (iii) foreign subsidiaries and domestic subsidiaries that are “controlled foreign corporations”, (iv) certain holding companies of foreign subsidiaries, (v) not-for-profit subsidiaries, captive insurance companies and certain special purpose vehicles, and (vi) any subsidiary that is prohibited by applicable law or contractual obligation from guaranteeing the Senior Secured Credit Facilities or which would require governmental approval to provide a guarantee (unless such approval has been received).

The Senior Secured Credit Facilities are secured by a first priority security interest (subject to permitted liens and certain other exceptions), on substantially all of the Company’s and the Guarantors’ (as defined in the Credit Agreement) assets.

We may repay all or any portion of the outstanding Term Loans at any time, and may reduce the unutilized portion of the Revolver in whole or in part without premium or penalty, subject to redeployment costs in the case of prepayment of LIBOR borrowings other than on the last day of the relevant interest period.

Subject to certain exceptions and reinvestment rights, the Senior Secured Credit Facilities require that 100% of the net cash proceeds from certain asset sales and debt issuances and 75% (subject to step downs based on first lien net leverage ratio) from excess cash flow for each of our fiscal years (commencing with the fiscal year ending December 31, 2015) must be used to pay down outstanding borrowings under the Senior Secured Credit Facilities.

The Senior Secured Credit Facilities contain certain negative covenants (subject to exceptions, materiality thresholds and baskets) including, without limitation, negative covenants that limit our and our restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments or modify certain debt instruments, pay dividends or other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict our and our restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, or change fiscal year. The Senior Secured Credit Facilities also include a financial maintenance covenant whereby we must not permit its trailing 12 month total net leverage ratio to exceed 3.5:1.0, tested at the end of each fiscal quarter commencing with the fiscal quarter ending June 30, 2015.

The Senior Secured Credit Facilities contain events of default, including, without limitation (subject to customary grace periods and materiality thresholds), events of default upon (i) the failure to make payments under the Senior Secured Credit Facilities, (ii) violation of covenants, (iii) incorrectness of representations and warranties, (iv) cross-default and cross-acceleration to other material indebtedness in excess of $25.0 million, (v) bankruptcy events, (vi) material monetary judgments (to the extent not covered by insurance), (vii) certain matters arising under ERISA that could reasonably be expected to result in a material adverse effect, (viii) the actual or asserted invalidity of the documents governing the Senior Secured Credit Facilities, any material guarantees or the security interests (including priority thereof) required under the Senior Secured Credit Facilities and (ix) the occurrence of a change of control. Upon the occurrence of certain events of default, the obligations under the Senior Secured Credit Facilities may be accelerated and any remaining commitments thereunder (including the Revolver) may be terminated.

In connection with the Senior Secured Credit Facilities, we incurred fees of $17.8 million which are reflected as a debt discount and are being amortized using effective interest rate method over the term of the Senior Secured Credit Facilities. For the three months ended March 31, 2015, approximately $0.2 million of amortization expense is included in interest expense on our consolidated statement of operations. We also recorded $2.3 million in interest expenses related to a ticking fee paid to Barclays Bank PLC incurred prior to the funding of the Senior Secured Credit Facilities to lock in the financing terms beginning from the lenders’ commitment of the term loan to the actual allocation of the loan. For the three months ended March 31, 2015, accrued interest on the term loan was $1.5 million.

In addition, during the three month period ended March 31, 2015, unused line fees incurred under the Senior Secured Credit Facilities were $11,000.

Current and long-term debt are $18.7 million and $398.6 million, respectively, on our consolidated balance sheets as of March 31, 2015 and are presented net of unamortized debt discount of $3.0 million and $14.7 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

As of March 31, 2015, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

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

In April 2015, the FASB issued updated guidance on the presentation requirements for debt issuance costs and debt discount and premium. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. We adopted this guidance during the three month period ended March 31, 2015.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash and cash equivalents, and short-term investments included a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. As a result, the portfolio was subject to interest rate risk. Based on the average duration of our investments as of December 31, 2014, an increase of one percentage point in interest rates would have resulted in an increase in interest income of approximately $2.4 million. The carrying value of the portfolio approximates the market value at December 31, 2014.

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

On March 9, 2015, we completed our previously announced acquisition of all of the outstanding shares of common stock of Tower and Lineage (the “Transaction”). The aggregate consideration for Tower and Lineage was approximately $700 million, which included the repayment of indebtedness of Tower and Lineage, and an additional amount of approximately $39 million for cash acquired and other working capital adjustments, all of which are subject to post-closing adjustments. We financed the Transaction from cash on hand and the full amount of borrowings available under our new $435 million senior secured term loan pursuant the Credit Agreement with Barclays Bank plc, as administrative agent and collateral agent. Pursuant to the Credit Agreement, we also entered into a new $50 million senior secured revolving credit facility, which was not drawn for the funding of the Transaction. However, in connection with the financing of the Transaction, we liquidated our entire portfolio of short-term investments.

Borrowings under our Credit Agreement generally bear interest based on the three-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin, and as a result the Company is subject to interest rate risk on the variable portion of the borrowings. Borrowings from the term loan under the Credit Agreement were $435 million at March 31, 2015 and will mature on March 9, 2021. Assuming a one percent increase in the applicable interest rate, annual interest expense under the term loan would increase by approximately $4.4 million during the year ended December 31, 2015. See “Item 1. Financial Statements – Note 12. Debt” for a more detailed description of our senior secured credit facilities included in this Quarterly Report on Form 10-Q for the three month period ended March 31, 2015.

We do not use derivative financial instruments and have no material foreign currency exchange exposure, or commodity price risks. See “Item 15. Exhibits and Financial Statement Schedules – Note 17. Segment Information” for more information regarding the value of our investment in Impax Laboratories (Taiwan), Inc., as filed on the Company’s Annual report on Form 10-K for the fiscal year ended December 31, 2014.

We do not believe that inflation has had a significant impact on our revenues or operations to date.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

During the quarter ended March 31, 2015, except as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

The terms of our senior secured credit facilities impose financial and operating restrictions on us.

We have a $50.0 million senior secured revolving credit facility and a $435.0 million senior secured term loan facility (the “Senior Secured Credit Facilities”) pursuant to a credit agreement, dated as of March 9, 2015, by and among us, the lenders party thereto from time to time and Barclays Bank plc, as administrative agent and collateral agent. Our Senior Secured Credit Facilities contain a number of negative covenants that limit our ability to engage in activities. These covenants limit or restrict, among other things, our ability to:

●     incur additional debt, guarantee other obligations or grant liens on our assets;

●     make certain loans or investments;

●     undertake certain acquisitions, mergers or consolidations, or dispose of assets;

●     make optional payments or modify certain debt instruments;

●     pay dividends or other payments on our capital stock, enter into arrangements that restrict our and our restricted subsidiaries’ ability to pay dividends or grant liens; or

●     engage in certain transactions with our affiliates.

The terms of our Senior Secured Credit Facilities also include a financial covenant which requires us to maintain a certain total net leverage ratio. These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests.

If we breach any of the covenants in our Senior Secured Credit Facilities, we may be in default and our borrowings under the facilities could be declared due and payable, including accrued interest and other fees, which could have a material adverse effect on our business, results of operations and financial condition.

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

During the quarters ended March 31, 2012 and March 31, 2013, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory and the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter. We provided the FDA with what we believe to be our complete written responses relating to the observations in the warning letter and the Form 483 issued in 2012. In connection with the Form 483 issued in 2013, we provided our written response to the FDA during the first quarter ended March 31, 2013 and provided the FDA with updates regarding the completion status of our corrective actions. In late October 2013, at the FDA’s request, we participated in a regulatory meeting with representatives of the FDA to provide additional information and clarifications on our response and updates related to the Form 483 issued in 2013. The FDA performed a re-inspection of our Hayward manufacturing facility during June and July 2014. At the conclusion of the re-inspection, the FDA issued a Form 483 with seven inspectional observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013. We provided the FDA with what we believe to be our complete written response and updates regarding the completion status of our corrective actions through December 2014. On May 8, 2015, we received a Form 483 with three inspectional observations, following the FDA’s inspection of our Hayward manufacturing facility beginning from early April through early May 2015. During the inspection, we were also able to confirm that the FDA’s July 2014 inspection at the Hayward facility was officially classified as Voluntary Action Indicated (VAI). The 2015 inspection included a general cGMP inspection as well as pre approval inspections (PAI) for multiple pending products at the FDA. The FDA did not provide any status or classification to these observations and, pursuant to its established regulatory process, will defer classification until it has reviewed the Company’s response to each observation. We are currently working on our responses to the FDA regarding the observations. To date, we have not been informed by the FDA as to whether a satisfactory re-inspection of our Hayward manufacturing facility will be required to close out the warning letter and resolve the 2014 and 2015 Form 483 observations on our Hayward manufacturing facility.

In July 2014, the FDA conducted an inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. At the time of the inspection, the FDA did not provide any status or classification to the Form 483 observations on our Taiwan manufacturing facility and, pursuant to its established regulatory process, would wait until they have received and reviewed our responses to classify the inspection. We received and responded to a request for additional information from the FDA regarding our Taiwan facility in December 2014. On January 7, 2015, we received approval from the FDA for RYTARY™, our first internally developed branded product for the treatment of Parkinson’s disease, which is manufactured in our Taiwan facility. In March 2015, we received correspondence from the FDA classifying our Taiwan manufacturing facility as acceptable.

On March 11, 2015, we received a Form 483 with two observations regarding adverse event reporting and annual report submissions in Horsham, Pennsylvania (one of the sites we acquired in the Tower and Lineage acquisition). We provided the FDA with what we believe to be our complete written responses relating to the observations in the Form 483 at the end of March 2015.

We are currently cooperating with the FDA to close out the warning letter and resolve the Form 483 observations. We have taken a number of steps to review our quality control and manufacturing systems and standards and are working with third-party experts to assist us with our review and in enhancing such systems and standards. This work is ongoing and we are committed to improving our quality control and manufacturing practices. We cannot be assured, however, that the FDA will be satisfied with our corrective actions and as such, we cannot be assured of when the warning letter will be closed out. Unless and until the warning letter is closed out and the Form 483 observations resolved, it is possible we may be subject to additional regulatory action by the FDA as a result of current or future FDA observations, including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. The warning letter and Form 483 observations do not currently place restrictions on our ability to manufacture and ship our existing products, however the FDA has withheld and may continue to withhold approval of pending drug applications listing our Hayward, California facility as a manufacturing location of finished dosage forms until the warning letter is closed out and the Form 483 observations on our Hayward facility are resolved. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take the warning letter and Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we are unable promptly to correct the issues raised in the warning letter and Form 483 observations, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended March 31, 2015.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	10,598 shares of common stock	$31.22	—	—
February 1, 2015 to February 28, 2015	--	--	—	—
March 1, 2015 to March 31, 2015	125 shares of common stock	$30.27	—	—

(1)

Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.     Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.     Mine Safety Disclosures.

Not Applicable.

ITEM 5.     Other Information.

Not Applicable.

ITEM 6.	Exhibits

Exhibit No.	Description of Document

3.1.1	Amendment No. 1 to Amended and Restated Bylaws of Impax Laboratories, Inc.

3.1.2	Amended and Restated Bylaws of Impax Laboratories, Inc., effective May 14, 2014

10.1	Credit Agreement dated as of March 9, 2015, by and among Impax Laboratories, Inc., the lenders party thereto from time to time and Barclays Bank plc, as administrative agent and collateral agent.(1)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2015 and 2014 and (v) Notes to Interim Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015		Impax Laboratories, Inc.

	By:	/s/ Fred Wilkinson

Name: Fred Wilkinson

Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1.1	Amendment No. 1 to Amended and Restated Bylaws of Impax Laboratories, Inc.

3.1.2	Amended and Restated Bylaws of Impax Laboratories, Inc., effective May 14, 2014

10.1	Credit Agreement dated as of March 9, 2015, by and among Impax Laboratories, Inc., the lenders party thereto from time to time and Barclays Bank plc, as administrative agent and collateral agent.(1)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2015 and 2014 and (v) Notes to Interim Consolidated Financial Statements.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2015.