Form 10-Q
period 2015-06-30
IMPAX LABORATORIES INC
filed 2015-08-10
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

As of August 3, 2015, there were 72,304,661 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

INDEX

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3

- Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014		3

- Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014		4

- Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014		5

- Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015		6

- Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014		7

- Notes to Interim Consolidated Financial Statements		9

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	56
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	80
Item 4:	Controls and Procedures	81

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings	82
Item 1A:	Risk Factors	82
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3:	Defaults Upon Senior Securities	85
Item 4:	Mine Safety Disclosures	85
Item 5:	Other Information	85
Item 6:	Exhibits	86

SIGNATURES		87

EXHIBIT INDEX		88

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

 Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

 (unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$190,291	$214,873
Short-term investments	---	199,983
Accounts receivable, net	241,720	146,490
Inventory, net	123,433	80,570
Deferred income taxes	84,157	54,825
Prepaid expenses and other current assets	63,416	33,710
Total current assets	703,017	730,451

Property, plant and equipment, net	214,630	188,169
Derivative asset	147,000	---
Other assets	69,809	64,455
Deferred income taxes	133	41,837
Intangible assets, net	740,453	26,711
Goodwill	157,267	27,574
Total assets	$2,032,309	$1,079,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,874	$31,976
Accrued expenses	154,139	110,470
Accrued profit sharing and royalty expenses	41,655	15,346
Current portion of deferred revenue	907	907
Total current liabilities	226,575	158,699

Long-term debt	414,391	---
Derivative liability	167,000	---
Deferred revenue	2,949	3,403
Deferred tax liability	196,745	---
Other liabilities	36,964	29,218
Total liabilities	1,044,624	191,320
Commitments and contingencies (Notes 12 and 20)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares outstanding at June 30, 2015 and December 31, 2014	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 72,031,480 and 71,470,802 shares issued at June 30, 2015 and December 31, 2014, respectively	720	714
Additional paid-in capital	468,506	364,103
Treasury stock - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive loss	(2,425)	(6,009)
Retained earnings	523,041	531,226
Total stockholders’ equity	987,685	887,877
Total liabilities and stockholders’ equity	$2,032,309	$1,079,197

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Impax Generics Division revenues, net	$174,679	$176,394	$303,420	$285,534
Impax Specialty Pharma Division revenues, net	39,503	11,727	53,858	21,305
Total revenues	214,182	188,121	357,278	306,839
Cost of revenues	129,331	78,349	213,193	139,445
Gross profit	84,851	109,772	144,085	167,394

Operating expenses:
Research and development	16,995	21,252	31,957	42,993
Patent litigation expense	1,494	1,767	2,454	3,940
Selling, general and administrative	48,309	32,817	98,469	58,294
Total operating expenses	66,798	55,836	132,880	105,227
Income from operations	18,053	53,936	11,205	62,167
Other income, net	961	31	795	107
Loss on debt extinguishment	(16,903)	---	(16,903)	---
Interest income	294	365	578	753
Interest expense	(6,953)	93	(10,928)	28
(Loss) income before income taxes	(4,548)	54,425	(15,253)	63,055
(Benefit) provision for income taxes	(2,696)	19,354	(7,068)	21,559
Net (loss) income	$(1,852)	$35,071	$(8,185)	$41,496
Net (loss) income per share:
Basic	$(0.03)	$0.52	$(0.12)	$0.61
Diluted	$(0.03)	$0.50	$(0.12)	$0.59
Weighted average common shares outstanding:
Basic	69,338,789	68,095,159	69,154,357	67,899,894
Diluted	69,338,789	70,313,491	69,154,357	70,195,329

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net (loss) income	$(1,852)	$35,071	$(8,185)	$41,496
Currency translation adjustments	684	2,420	3,584	(15)
Comprehensive (loss) income	$(1,168)	$37,491	$(4,601)	$41,481

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
Stockholders’ Equity	Shares	Par Value	Capital	Stock	(Loss)	Earnings	Total
Balance at December 31, 2014	71,228	$714	$364,103	$(2,157)	$(6,009)	$531,226	$887,877
Sale of warrants	---	---	88,320	---	---	---	88,320
Exercise of stock options, issuance of restricted stock and sale of common stock under ESPP	560	6	(1,795)	---	---	---	(1,789)
Share-based compensation expense	---	---	13,559	---	---	---	13,559
Tax benefit related to exercise of stock options and restricted stock	---	---	4,319	---	---	---	4,319
Currency translation adjustments	---	---	---	---	3,584	---	3,584
Net loss	---	---	---	---	---	(8,185)	(8,185)
Balance at June 30, 2015	71,788	$720	$468,506	$(2,157)	$(2,425)	$523,041	$987,685

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(8,185)	$41,496
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	30,714	16,303
Loss on early extinguishment of debt	16,903	---
Charge for licensing agreement	---	2,000
Intangible asset impairment charge	---	2,876
Provision for inventory reserves	(6,597)	10,320
Accretion of interest income on short-term investments	(81)	(421)
Deferred income taxes – net and uncertain tax positions	(9,464)	(4,786)
Tax impact related to the exercise of employee stock options and restricted stock	(4,319)	(1,507)
Deferred revenue	(454)	(2,100)
Accrued profit sharing and royalty expense	62,193	23,582
Payments of profit sharing and royalty expense	(41,957)	(22,063)
Share-based compensation expense	13,559	9,520
Changes in certain assets and liabilities:
Accounts receivable	(37,638)	(50,903)
Inventory	(6,146)	(25,400)
Prepaid expenses and other assets	(19,774)	5,671
Accounts payable and accrued expenses	(20,108)	6,273
Other liabilities	(1,231)	1,559
Net cash (used in) provided by operating activities	(32,585)	12,420

Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(697,183)	---
Purchase of short-term investments	---	(235,388)
Maturities of short-term investments	200,064	210,442
Purchases of property, plant and equipment	(8,482)	(18,271)
Proceeds from sale of assets	4,000	---
Payments for licensing agreements and acquisitions	(5,550)	(3,000)
Net cash used in investing activities	(507,151)	(46,217)

Cash flows from financing activities:
Proceeds from issuance of term loan, gross	435,000	---
Repayment of term loan	(435,000)
Payment of deferred financing fees	(36,440)	---
Proceeds from sale of convertible notes, net of issuance costs	600,000	---
Purchase of bond hedge derivative asset	(147,000)	---
Proceeds from sale of warrants	88,320	---
Tax impact related to the exercise of employee stock options and restricted stock	4,319	1,507
Proceeds from exercise of stock options and ESPP	5,383	7,660
Net cash provided by financing activities	514,582	9,167

Effect of exchange rate changes on cash and cash equivalents	572	(843)

Net decrease in cash and cash equivalents	(24,582)	(25,473)
Cash and cash equivalents, beginning of period	214,873	184,612
Cash and cash equivalents, end of period	$190,291	$159,139

Supplemental disclosure of non-cash investing and financing activities:

	Six Months Ended
(in $000's)	June 30, 2015	June 30, 2014
Cash paid for interest	$9,828	$16
Cash paid for income taxes	$24,422	$28,955

Accrued vendor invoices of approximately $1,299,000 and $2,282,000 at June 30, 2015 and 2014, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses and prepaid and other assets. Depreciation expense was $10,617,000 and $10,027,000 for the six months ended June 30, 2015 and 2014, respectively.

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

Acquisition of Tower Holdings, Inc. (“Tower”) and Lineage Therapeutics Inc. (“Lineage”)

On March 9, 2015, Impax completed its acquisition of Tower, including its operating subsidiaries CorePharma LLC (“CorePharma”) and Amedra Pharmaceuticals LLC (“Amedra Pharmaceuticals”), and Lineage for a purchase price of approximately $700 million in cash, subject to customary adjustments for working capital, net debt and transaction expenses (the “Transaction”). The privately-held companies specialized in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. For additional information on the acquisition and the related financing of the acquisition, refer to “Note 10 – Business Acquisitions” and “Note 14 – Debt.”

In connection with the Transaction, the Company recorded an accrual for severance and related termination costs of $2.4 million in the six month period ended June 30, 2015 related to the elimination of approximately 10 positions at the acquired companies. As of June 30, 2015, $0.9 million has been paid and the Company currently expects the remainder of this balance to be paid by December 31, 2015.

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

Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following four sales channels: the “Impax Generics” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who, in turn, sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 21 – Supplementary Financial Information.” The Company also generates revenue in Impax Generics from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 21 – Supplementary Financial Information.” The Company provides these services through the research and development group in Impax Generics. Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 21 – Supplementary Financial Information.”

Impax Specialty Pharma is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, RYTARY® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company began marketing in the United States (“U.S.”) in April 2015. The Company has also filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 on November 5, 2014 and the filing was accepted by the EMA on November 26, 2014. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories, and Albenza®, indicated for the treatment of tapeworm infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 21 – Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 21 – Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.

In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases three facilities in Hayward, utilized for additional research and development, administrative services, equipment storage and quality assurance support. In Pennsylvania, the Company owns a packaging, warehousing, and distribution center located in Philadelphia and leases a facility in New Britain used for sales and marketing, finance, and administrative personnel, as well as providing additional warehouse space. In connection with the closing of the Transaction, the Company acquired leased manufacturing and warehousing facilities in Middlesex, New Jersey and leased office space utilized for administrative services in Horsham, Pennsylvania. The Company also leases office space in Bridgewater, New Jersey. Outside the United States, in Taiwan, Republic of China (“R.O.C.”), the Company owns a manufacturing facility.

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of operations, statements of comprehensive income, statements of cash flows, statement of changes in stockholders’ equity and financial condition for the interim periods shown, including normal recurring accruals and other items, noted below. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan), Inc., Impax Laboratories USA, LLC, ThoRx Laboratories, Inc., Impax International Holding, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) BV and Impax Laboratories (Netherlands) CV, Lineage Therapeutics Inc. and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain, LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at June 30, 2015. All significant intercompany accounts and transactions have been eliminated.

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

The preparation of financial statements in conformity with GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on complex judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, fair value of derivative assets and liabilities and estimates used in applying the Company’s revenue recognition policy including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results.

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

Restructuring of Packaging and Distribution Operations

On June 30, 2015, the Company committed to a restructuring of its packaging and distribution operations. As a result of this restructuring, the Company will be closing its Philadelphia packaging site and all Company-wide distribution operations will be outsourced to United Parcel Services (UPS). In conjunction with the restructuring, approximately 93 positions will be eliminated. The Company recorded an accrual for severance and related termination costs of $2.6 million in the three month period ended June 30, 2015. No payments were made during the three months ended June 30, 2015 and the Company currently expects the remainder of this balance to be paid before December 31, 2015.

Update to Significant Accounting Policies

Derivatives

The Company generally does not use derivative instruments or engage in hedging activities in its ordinary course of business. Prior to June 30, 2015, the Company had no derivative assets or liabilities and did not engage in any hedging activities. As a result of the Company’s June 30, 2015 issuance of the convertible senior notes described in “Note 14 – Debt”, the conversion option of the notes met the criteria for an embedded derivative liability which required bifurcation and separate accounting. Contemporaneously with the issuance of the notes, the Company entered into a series of convertible note hedge and warrant transactions which in combination are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the notes. See “Note 5 – Derivatives” and “Note 17 – Stockholders’ Equity” for additional information regarding the note hedge transactions and warrant transactions. While the warrants sold were classified as equity and recorded in additional paid-in capital, the call options purchased were classified as a bond hedge derivative asset on the Company’s consolidated balance sheet. The Company engages a third-party valuation firm with expertise in valuing financial instruments to determine the fair value of the bond hedge derivative asset and conversion option derivative liability at each reporting period. The Company’s consolidated balance sheet reflects the fair value of the derivative asset and liability as of the reporting date, and changes in the fair value are reflected in current period earnings in other income or expense, as appropriate.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued updated guidance regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. This guidance will be the same for both U.S. GAAP and International Financial Reporting Standards (IFRS). In July 2015, the FASB deferred the effective date by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In April 2015, the FASB issued updated guidance on the presentation requirements for debt issuance costs and debt discount and premium. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance in the three month period ended March 31, 2015 and it did not have a material impact on the Company's results of operations.

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

There were no short-term investments outstanding as of June 30, 2015. A summary of short-term investments as of December 31, 2014 is as follows:

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

5. DERIVATIVES

As discussed in “Note 14 – Debt”, on June 30, 2015, the Company issued an aggregate principal amount of $600.0 million of 2.00% Convertible Senior Notes due June 2022 in a private placement offering (the “Notes”). The net proceeds from the offering, after deducting transaction costs, were approximately $581.4 million.

The conversion rate for the Notes is initially set at 15.7858 shares per $1,000 of principal amount, which is equivalent to an initial conversion price of $63.35 per share of the Company’s common stock. The Notes will mature on June 15, 2022, unless earlier redeemed, repurchased or converted and will bear interest at a rate of 2.00% per year payable semiannually in arrears on June 15 and December 15 of each year, beginning December 15, 2015.

Concurrently with the issuance of the Notes, the Company entered into convertible note hedge transactions with a financial institution (the “Note Hedge Transactions”), which are generally expected to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. The Company also entered into separate warrant transactions with such financial institution in which it sold net-share-settled (or, at the Company’s election subject to certain conditions, cash-settled) warrants to the financial institution initially relating to the same number of shares of the Company’s common stock initially underlying the Notes, subject to customary anti-dilution adjustments (together, the “Warrant Transactions”). The strike price of the warrants will initially be $81.2770 per share (subject to adjustment). The Warrant Transactions could have a dilutive effect to the Company’s stockholders to the extent that the market price per share of the Company’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

Derivative Asset

Pursuant to the Note Hedge Transactions, the Company purchased from the financial institution approximately 0.6 million call options on the Company’s common stock (the “Bond Hedge Derivative Asset”), for which it paid consideration of $147.0 million. Each call option entitles the Company to purchase 15.7858 shares of the Company’s common stock at an exercise price of $63.35 per share, is immediately exercisable, and has an expiration date of June 15, 2022, subject to earlier exercise. Taken together, the Note Hedge Transaction and the Warrant Transactions are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $63.35 per share (the conversion price of the Notes and the exercise price of the call options) to $81.277 (the exercise price of the warrants). The Company received proceeds of approximately $88.3 million from the sale of the warrants.

The fair value of the Bond Hedge Derivative Asset at June 30, 2015 was $147.0 million, which is shown as a long-term asset on the Company’s consolidated balance sheet. The fair value was determined by a model-derived valuation utilizing Level 2 inputs which are observable or whose significant value drivers are observable. The following table summarizes the inputs and assumptions used in the Black-Scholes model to calculate the fair value of Bond Hedge Derivative Asset as of June 30, 2015:

Common stock price	$45.92
Exercise price	$63.35
Risk-free interest rate	2.06%
Volatility	39%
Dividend yield	0%
Remaining contractual term (in years)	7.0

Derivative Liability

As of the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common stock available to share-settle the conversion option of the Notes. Until the Company’s stockholders approve a sufficient increase in the authorized number of shares of the Company’s common stock, the Company is required to settle the principal amount and conversion spread of the Notes in cash. Therefore, in accordance with guidance found in ASC 470-20 and ASC 815-15, the conversion option of the Notes was deemed an embedded derivative that must be bifurcated from the Notes (host contract) and accounted for separately as a derivative liability. This derivative liability will be remeasured at fair value at each reporting period, and changes in fair value will be charged to other income or expense, as appropriate.

The fair value of the conversion option derivative liability at June 30, 2015 was $167.0 million, which is shown as a long-term liability on the Company’s consolidated balance sheet. The fair value was determined by a model-derived valuation utilizing Level 2 inputs which are observable or whose significant value drivers are observable. The following table summarizes the inputs and assumptions used in the binomial lattice model to calculate the fair value as of June 30, 2015:

Common stock price	$45.92
Exercise price	$63.35
Risk-free interest rate	2.06%
Volatility	35%
Annual coupon rate	2%
Remaining contractual term (in years)	7.0

6. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2015 and December 31, 2014 due to their short-term nature.

Certain of the Company’s financial instruments are measured at fair value using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 - Inputs are quoted prices for identical instruments in active markets.

●

Level 2 - Inputs are quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level 3 - Inputs are unobservable and reflect the Company's own assumptions, based on the best information available, including the Company's own data.

The carrying amounts and fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are indicated below (in thousands):

	As of June 30, 2015 (Unaudited)
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Bond hedge derivative asset	$147,000	$147,000	$-	$147,000	$-
Deferred compensation plan (1)	$26,891	$26,891	$-	$26,891	$-

Liabilities
2% convertible senior notes due June 2022	$414,391	$600,000	$600,000	$-	$-
Conversion option derivative liability	$167,000	$167,000	$-	$167,000	$-
Deferred compensation plan (1)	$27,039	$27,039	$-	$27,039	$-

	As of December 31, 2014
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$199,983	$199,899	$199,899	$-	$-
Deferred compensation plan (1)	$29,241	$29,241	$-	$29,241	$-

Liabilities
Deferred compensation plan (1)	$25,837	$25,837	$-	$25,837	$-

(1)

The deferred compensation liability is a non-current liability recorded at the value of the amount owed to the plan participants, with changes in value recognized as a compensation expense in the Company’s consolidated statements of operations. The calculation of the deferred compensation obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in the line items captioned “Other liabilities” on the Company’s consolidated balance sheets. The Company invests in corporate-owned life insurance (“COLI”) policies, of which the cash surrender value is included in the line item captioned “Other assets” on the Company’s consolidated balance sheets.

7. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	June 30, 2015	December 31, 2014
Gross accounts receivable	$584,082	$287,362
Less: Rebate reserve	(233,653)	(88,812)
Less: Chargeback reserve	(83,788)	(43,125)
Less: Other deductions	(24,921)	(8,935)
Accounts receivable, net	$241,720	$146,490

A roll forward of the rebate and chargeback reserves activity for the six months ended June 30, 2015 and the year ended December 31, 2014 is as follows:

(in $000’s) Rebate reserve	June 30, 2015	December 31, 2014
Beginning balance	$88,812	$88,449
Acquired balances	77,640	--
Provision recorded during the period	227,709	260,747
Credits issued during the period	(160,508)	(260,384)
Ending balance	$233,653	$88,812

(in $000’s) Chargeback reserve	June 30, 2015	December 31, 2014
Beginning balance	$43,125	$37,066
Acquired balances	24,532	--
Provision recorded during the period	365,597	487,377
Credits issued during the period	(349,466)	(481,318)
Ending balance	$83,788	$43,125

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company had an allowance for uncollectible amounts of $1,207,000 and $515,000 at June 30, 2015 and December 31, 2014, respectively.

8. INVENTORY

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

Inventory, net of carrying value reserves at June 30, 2015 and December 31, 2014 consisted of the following:

(in $000’s)	June 30, 2015	December 31, 2014
Raw materials	$59,232	$34,681
Work in process	5,360	2,447
Finished goods	74,833	55,102
Total inventory	139,425	92,230
Less: Non-current inventory	15,992	11,660
Total inventory-current	$123,433	$80,570

In connection with the Transaction, the Company acquired $34.0 million in inventory, including approximately $3.0 million of non-current inventory included in “Other Non-current Assets” on the Company’s consolidated balance sheets.

Inventory carrying value reserves were $25,759,000 and $25,639,000 at June 30, 2015 and December 31, 2014, respectively. The carrying value of unapproved inventory less reserves was $5,815,000 and $7,312,000 at June 30, 2015 and December 31, 2014, respectively.

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

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	June 30, 2015	December 31, 2014
Land	$5,773	$5,773
Buildings and improvements	171,586	154,374
Equipment	138,963	122,184
Office furniture and equipment	14,861	12,623
Construction-in-progress	11,617	9,404
Property, plant and equipment, gross	$342,800	$304,358

Less: Accumulated depreciation	(128,170)	(116,189)
Property, plant and equipment, net	$214,630	$188,169

In connection with the Transaction, the Company acquired $27.5 million in property, plant and equipment.

In connection with the Company’s restructuring of its packaging and distribution operations discussed in “Note 1 – The Company & Basis of Presentation”, the Company currently intends to accelerate depreciation of certain buildings, leasehold improvements and machinery and equipment during the third quarter of 2015 in an aggregate amount of approximately $3.1 million.

10. BUSINESS ACQUISITIONS

On March 9, 2015, the Company completed its previously announced acquisition of all of the outstanding shares of common stock of Tower and Lineage, pursuant to the Stock Purchase Agreement dated as of October 8, 2014, by and among the Company, Tower, Lineage, Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., and the other parties thereto, including holders of certain options and warrants to acquire the common stock of Tower or Lineage. In connection with the Transaction, options and warrants of Tower and Lineage were cancelled. The aggregate consideration for Tower and Lineage was approximately $700 million, which included the repayment of indebtedness of Tower and Lineage, and an additional amount for cash acquired and other working capital adjustments at closing of approximately $39 million, all of which were subject to post-closing adjustments. The Company financed the Transaction from cash on hand and the full amount of borrowings available under a $435 million senior secured term loan pursuant to a credit agreement dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank plc, as administrative and collateral agent (the “Barclays Credit Agreement”). Pursuant to the Barclays Credit Agreement, the Company also entered into a new $50 million senior secured revolving credit facility. As a result of the Transaction, Tower and Lineage became wholly owned subsidiaries of the Company. The Barclays Credit Agreement was subsequently terminated in accordance with its terms on June 30, 2015 after the Company used a portion of the proceeds from its offering of the 2.00% Convertible Senior Notes due 2022 (as described below under “Note 14 – Debt”) to repay all of the outstanding indebtedness under the Barclays Credit Agreement. The revolving credit facility under the Barclays Credit Agreement was voluntarily terminated by the Company on June 30, 2015. The Company incurred acquisition-related costs related to the Transaction of approximately $9.0 million, of which approximately $6.0 million are included in selling, general and administrative expenses in the Company’s consolidated statement of operations for the six months ended June 30, 2015.

The Transaction allows the Company to expand its commercialized generic and branded product portfolios; the Company also uses its sales and marketing organization to promote the marketed products acquired in the Transaction.

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

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The following tables summarize the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in the Transaction at the acquisition date, updated as of June 30, 2015, net of cash acquired of approximately $41 million:

(in $000’s)
Accounts receivable(1)	$57,585
Inventory	31,021
Income tax receivable and other prepaid expenses	11,690
Deferred income taxes	37,716
Property, plant and equipment	27,539
Intangible assets	725,100
Assets held for sale	4,000
Goodwill	129,693
Other non-current assets	7,362
Total assets assumed	1,031,706

Current liabilities	65,672
Other non-current liabilities	7,799
Deferred tax liability	261,052
Total liabilities assumed	334,523

Cash paid, net of cash acquired	$697,183

(1)

The accounts receivable acquired in the Transaction had a fair value of approximately $57 million, including an allowance for doubtful accounts of approximately $9 million, which represents the Company’s best estimate on March 9, 2015 (the closing date of the Transaction) of the contractual cash flows not expected to be collected by the acquired companies in the Transaction.

Intangible Assets

The following table identifies the Company’s preliminary allocations of purchase price to intangible assets including the weighted average amortization period in total and by major intangible asset class:

(in $000’s)	Estimated Fair Value	Weighted Average Estimated Useful Life (in years)
Currently marketed products	$380,700	13
Royalties and contract manufacturing relationships	80,800	12
In-process research and development	263,600	n/a
Total intangible assets	$725,100	12

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

Goodwill

The Company recorded approximately $130 million of goodwill in connection with the Transaction, some of which will not be tax-deductible. Approximately $40 million of this goodwill was assigned to the Impax Specialty Pharma segment and approximately $90 million was assigned to the Impax Generics segment. Factors that contributed to the Company’s preliminary recognition of goodwill include the Company’s intent to expand its generic and branded pharmaceutical product portfolios and to acquire certain benefits from the Tower and Lineage product pipelines in addition to the anticipated synergies that the Company expects to generate from the acquisition.

Revenues and Earnings from Tower and Lineage for the Three and Six Months Ended June 30, 2015

Included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2015 were revenues of approximately $58 million and $72 million, respectively, and income before income taxes of approximately $4 million and loss before income taxes of approximately $1 million, respectively, representing the results of operations of Tower and Lineage and their subsidiaries.

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the three and six months ended June 30, 2015 and 2014 (assuming the closing of the acquisition of Tower and Lineage occurred on January 1, 2014) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
(in $000’s)
Total revenues	$214,182	$243,904	$389,715	$417,971
Net income (loss)	5,349	36,425	(6,158)	27,319

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

•

Adjustments to interest expense to reflect the long-term debt held by Tower and Lineage paid out and eliminated at the closing and the Barclays Senior Secured Credit Facilities (described in detail in “Note 14. – Debt” below);

•

Adjustments to cost of revenues related to the fair value adjustments in inventory sold including elimination of approximately $4 million and $5 million for the three and six months ended June 30, 2015, respectively, and additional costs of approximately $2 million and $6 million for the three and six months ended June 30, 2014, respectively;

•

Adjustments to selling, general and administrative expense related to severance and retention costs of approximately $3 million incurred as part of the Transaction.  These costs were eliminated in the pro forma results for the six months ended June 30, 2015 and included in the corresponding comparative period;

•

Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the Transaction include the elimination of $12 million of charges in the six month period ended June 30, 2015 which have been included in the six month period ended June 30, 2014 and $4 million of charges incurred in the second half of fiscal year 2014 which have been included in the six month period ended June 30, 2015; and

•

Adjustments to reflect the elimination of approximately $2.3 million in commitment fees related to its $435 million term loan with Barclays that were incurred during the six months ended June 30, 2015 and inclusion in the corresponding comparative period.

All of the above adjustments were adjusted for the applicable tax impact.

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill (including goodwill in connection with the Transaction) was $157,267,000 at June 30, 2015 and $27,574,000 at December 31, 2014. In connection with the Transaction, the Company recorded approximately $130 million of goodwill. As of June 30, 2015, the Company attributes $117 million of goodwill to Impax Generics and $40 million to Impax Specialty Pharma. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2014.

Intangible assets consisted of the following:

(in $000’s) June 30, 2015	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Tower currently marketed products	$380,700	$(10,376)	$	---	$370,324
Tower in-process research and development	263,600	---		---	263,600
Tower royalties and contract manufacturing relationships	80,800	(58)		---	80,742
Zomig® product rights	41,783	(33,022)		---	8,761
Tolmar product rights	38,450	(15,348)		(16,032)	7,070
Perrigo product rights	1,500	(320)		---	1,180
Acquired generics product rights	8,000	(774)		---	7,226
Other product rights	1,550	---		---	1,550
Total intangible assets	$816,383	$(59,898)		$(16,032)	$740,453

(in $000’s) December 31, 2014	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(31,561)	$	---	$10,222
Tolmar product rights	33,450	(10,801)		(16,032)	6,617
Perrigo product rights	1,000	(297)		---	703
Ursodiol product rights	3,000	(331)		---	2,669
Other product rights	7,250	---		(750)	6,500
Total intangible assets	$86,483	$(42,990)		$(16,782)	$26,711

In connection with the Transaction, the Company acquired approximately $725 million of intangible assets (“Tower products”).

The Zomig® product rights under the Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) were amortized on a straight-line basis over a period of 14 months starting in April 2012 and ending upon the expiration of the underlying patent for the tablet and over a period of 11 months starting in July 2012 and ending upon the expiration of the underlying patent for the orally disintegrating tablet. The Zomig® product rights under the AZ Agreement are also being amortized over a period of 72 months starting in July 2012 for the nasal spray. In June 2012, the Company entered into a Development, Supply and Distribution Agreement (the “Tolmar Agreement”) with TOLMAR, Inc. (“Tolmar”). Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for the marketing and sale of the products. During the three month period ended September 30, 2013, as a result of the most recent market share data obtained by the Company and the Company’s revised five year projections for the Tolmar product lines, the Company performed an intangible asset impairment test on the Tolmar products. Based on the results of the impairment analysis, the Company recorded a $13.2 million impairment charge to cost of revenues for Impax Generics in the three month period ended September 30, 2013. During the three month period ended March 31, 2014, as a result of a further decline in pricing, the Company revised its projections and performed an intangible asset impairment analysis. Based on the results of this analysis, the Company recorded a $2.9 million charge to cost of revenues for Impax Generics, which was 100% of the remaining net book value of this asset. The remaining carrying value of the Tolmar product rights are being amortized over the remaining estimated useful lives of the underlying products over a period ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the year ended December 31, 2012. Information concerning the AZ Agreement and the Tolmar Agreement can be found in “Note 15 - Alliance and Collaboration Agreements.” During the three month period ended June 30, 2014, the Company paid a $1.0 million milestone payment to Perrigo Company, plc (“Perrigo”) in conjunction with its launch of a generic version of Astepro® nasal spray pursuant to a development agreement between the Company and an affiliate of Perrigo. The milestone was capitalized as an intangible asset acquisition and will be amortized over the expected cash flows of the product. During the three month period ended September 30, 2014, the Company acquired from Actavis two generic products including one product marketed under an existing Abbreviated New Drug Application (“ANDA”), the Ursodiol tablet, and one approved product that was not yet then marketed, the Lamotrigine orally disintegrating tablet. The entire purchase price was allocated to identifiable intangible assets and the Ursodiol intangible will be amortized over an eight year period. The Lamotrigine product was considered in-process research and development. The Company received FDA approval of the Lamotrigine tablet in blister packaging in January 2015 and launched the product in early April 2015. The Company began amortizing the Lamotrigine intangible asset during the three month period ended June 30, 2015. During the quarter ended June 30, 2015, the Company paid a $5.0 million milestone related to certain Topical Products pursuant to the Tolmar Agreement. Other product rights consist of ANDAs which have been filed with the FDA. For the remaining ANDAs, the Company will either commence amortization upon FDA approval and commercialization over the estimated useful life of the product rights, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statements of operations and was $12,623,000 and $2,594,000 for the three month periods ended June 30, 2015 and 2014, respectively, and $16,909,000 and $5,024,000 for the six month periods ended June 30, 2015 and 2014, respectively.

The following schedule shows the expected amortization of the Tower, Zomig®, Tolmar, Perrigo and Acquired generics product rights as of June 30, 2015 for the next five years and thereafter:

(in $000s)	Amortization Expense
2015	$20,681
2016	22,854
2017	23,882
2018	33,945
2019	38,196
Thereafter	335,745
Totals	$475,303

12. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	June 30, 2015	December 31, 2014
Payroll-related expenses	$26,063	$33,812
Product returns	51,610	27,174
Government rebates	40,411	18,272
Legal and professional fees	11,169	9,497
Income taxes payable	1,296	40
Physician detailing sales force fees	2,057	2,336
Litigation accrual	12,750	12,750
Other	8,783	6,589
Total accrued expenses	$154,139	$110,470

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through Impax Generics and Impax Specialty Pharma sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are generally not subject to returns. A roll forward of the product returns reserve for the six month period ended June 30, 2015 and for the year ended December 31, 2014 is as follows:

(in $000’s) Returns Reserve	June 30, 2015	December 31, 2014
Beginning balance	$27,174	$28,089
Acquired balances	18,949	--
Provision related to sales recorded in the period	23,340	12,016
Credits issued during the period	(17,853)	(12,931)
Ending balance	$51,610	$27,174

Litigation Accrual

Included in accrued expenses is a $12,750,000 liability related to two consolidated securities class action settlements, as disclosed in “Note 20 - Legal and Regulatory Matters.” The settlement amounts will be paid for and covered by the Company's insurance policy; therefore, there is a corresponding $12,750,000 asset recorded in “Prepaid Expenses and Other Current Assets” on the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of June 30, 2015, the Company had remaining obligations under these contracts of approximately $738,000.

Purchase Order Commitments

As of June 30, 2015, and excluding the Taiwan Facility Construction, the Company had $49,051,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

13. INCOME TAXES

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

During the six month period ended June 30, 2015, the Company recognized an aggregate consolidated tax benefit of $7,068,000 for U.S. domestic and foreign income taxes. In the six month period ended June 30, 2014, the Company recognized an aggregate consolidated tax provision of $21,559,000 for U.S. domestic and foreign income taxes. The decrease in the tax provision during the current period resulted from lower consolidated income before taxes in the six month period ended June 30, 2015, as compared to the same period in the prior year. The effective tax rate of 46% for the six month period ended June 30, 2015 was higher than the effective tax rate of 34% for the prior year period as a result of a change in the timing and mix of U.S. and foreign income, and a higher add back for non-deductible executive compensation limited by section 162(m) of the Internal Revenue Code, which prohibits publicly held corporations from deducting more than $1 million per year in compensation paid to each of certain covered employees. The Company is closely monitoring the events and circumstances that determine the need for a valuation allowance related to state research and development tax credit carryforwards and have determined that it would be premature to set up the valuation allowance at this time.

14. DEBT

2% Convertible Senior Notes due June 2022

On June 30, 2015, the Company issued an aggregate principal amount of $600.0 million of 2.00% Convertible Senior Notes due June 2022 (the “Notes”) in a private placement offering, which are the Company’s senior unsecured obligations. The Notes were issued pursuant to an Indenture dated June 30, 2015 (the “Indenture”) between the Company and Wilmington Trust, N.A. as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be due and payable immediately. The Notes will mature on June 15, 2022, unless earlier redeemed, repurchased or converted. The Notes bear interest at a rate of 2.00% per year, and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.

The conversion rate for the Notes is initially set at 15.7858 shares per $1,000 of principal amount, which is equivalent to an initial conversion price of $63.35 per share of the Company’s common stock. If a Make-Whole Fundamental Change (as defined in the Indenture) occurs or becomes effective prior to the maturity date and a holder elects to convert its Notes in connection with the Make-Whole Fundamental Change, the Company is obligated to increase the conversion rate for the Notes so surrendered by a number of additional shares of the Company’s common stock as prescribed in the Indenture. Additionally, the conversion rate is subject to adjustment in the event of an equity restructuring transaction such as a stock dividend, stock split, spinoff, rights offering, or recapitalization through a large, nonrecurring cash dividend (“standard antidilution provisions,” per ASC 815-40 – Contracts in Entity’s Own Equity).

The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2021 only under the following circumstances:

(i)

If during any calendar quarter commencing after the quarter ending September 30, 2015 (and only during such calendar quarter) the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; or

(ii)

If during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 of principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last report sale price of the Company’s common stock and the conversion rate on each such trading day; or

(iii)	Upon the occurrence of corporate events specified in the Indenture.

On or after December 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their Notes at any time, regardless of the foregoing circumstances. The Company may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election and in the manner and subject to the terms and conditions provided in the Indenture.

Concurrently with the offering of the Notes and using a portion of the proceeds from the sale of the Notes, the Company entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. The Note Hedge Transactions and Warrant Transactions are separate transactions, in each case, entered into by the Company with a financial institution and are not part of the terms of the Notes. These transactions will not affect any holder’s rights under the Notes, and the holders of the Notes have no rights with respect to the Note Hedge Transactions and Warrant Transactions. See “Note 5 – Derivatives” and “Note 17 – Stockholders’ Equity” for additional information.

As of the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common available to settle the conversion option of the Notes in shares of the Company’s common stock. Unless and until the Company’s stockholders approve a sufficient increase in the authorized share count, the Company is required to settle the principal amount and conversion spread of the Notes in cash. Therefore, in accordance with guidance found in ASC 470-20 – Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-15 – Embedded Derivatives (“ASC 815-15”), the conversion option of the Notes was deemed an embedded derivative which must be bifurcated from the Notes (host contract) and accounted for separately as a derivative liability. The fair value of the conversion option derivative liability at June 30, 2015 was approximately $167.0 million, which was recorded with an offsetting debit to the book value of the debt. This debt discount will be amortized to interest expense over the term of the debt using the effective interest method.

In connection with the issuance of the Notes, the Company incurred approximately $18.6 million of debt issuance costs for banking, legal and accounting fees and other expenses. This was also recorded on the Company’s balance sheet as a debt discount, in accordance with the Company’s early adoption of Accounting Standards Update (“ASU”) No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and will be amortized to interest expense over the term of the debt using the effective interest method.

As the private offering closed on the last day of the quarter ended June 30, 2015, there was no related interest expense recorded for the quarter, and there was no accrued interest payable balance on the Notes as of June 30, 2015. As the Notes mature in 2022, they have been classified as long-term debt on the Company’s balance sheet, with a book balance of approximately $414.4 million as of June 30, 2015.

Loss on Early Extinguishment of Debt – Barclays $435.0 Million Term Loan

In connection with the acquisition of Tower during the first quarter of 2015, the Company entered into a $435.0 million senior secured term loan facility (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver” and collectively with the Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC, as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, the Company incurred debt issuance costs of approximately $17.8 million, which were previously reflected as a debt discount on the Company’s balance sheet in accordance with ASU 2015-03. Prior to repayment of the Term Loan on June 30, 2015, these debt issuance costs were to be amortized to interest expense over the term of the loan using the effective interest rate method.

On June 30, 2015, the Company used approximately $436.4 million of the proceeds from the sale of the Notes to repay the $435.0 million of principal and approximately $1.4 million of accrued interest due on its Term Loan under the Barclays Credit Agreement. In connection with this repayment of the loan, the Company recorded a loss on early extinguishment of debt of approximately $16.9 million related to the unamortized portion of the deferred debt issuance costs during the quarter ended June 30, 2015.

For the three months ended June 30, 2015, the Company incurred total interest expense on the Term Loan of approximately $6.8 million, of which $6.0 million was cash and $0.8 million was non-cash amortization of the deferred debt issuance costs. For the six months ended June 30, 2015, the Company incurred total interest expense on the Term Loan of approximately $10.7 million, of which $9.8 million was cash and $0.9 million was non-cash amortization of the deferred debt issuance costs. Included in the year-to-date cash interest expense of $9.8 million is approximately $2.3 million related to a ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders’ commitment of the Term Loan until the actual allocation of the loan occurred.

Closure of Credit Facility – Barclays $50.0 Million Revolver

On June 30, 2015, in connection with the repayment of the Term Loan, the Company voluntarily terminated the Barclays Revolver. There were no borrowings during the time the facility was in place.

For the three months ended June 30, 2015, the Company incurred unused line fees of approximately $67,000. For the six months ended June 30, 2015, the Company incurred unused line fees of approximately $82,000. All fees were paid in full as of June 30, 2015 as a condition to closing the Barclays Senior Secured Credit Facilities.

As a result of the repayment of the Barclays Senior Secured Credit Facilities described above, liens and other security interest held by the lenders on certain of the Company’s properties and assets were released and the Barclays Credit Agreement was terminated in accordance with its terms on June 30, 2015.

Closure of Credit Facility – Wells Fargo $50.0 Million Revolver

As of December 31, 2014, the Company was a party to a Credit Agreement, as amended, with Wells Fargo Bank, N.A. as lender and administrative agent (the “Wells Fargo Credit Facility”) which provided the Company with a revolving line of credit in the aggregate principal amount of up to $50.0 million. The Wells Fargo Credit Facility matured in accordance with the terms therein on February 11, 2015 and was not renewed. There were no borrowings under this facility during the time it was available to the Company.

New Revolving Credit Facility

See “Note 22 – Subsequent Events” for information on the Company’s credit facility with Royal Bank of Canada dated as of August 4, 2015.

15. ALLIANCE AND COLLABORATION AGREEMENTS

The Company has entered into several alliance, collaboration, license and distribution agreements, and similar agreements with respect to certain of its products and services, with unrelated third-party pharmaceutical companies. The consolidated statements of operations include revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform and revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods.

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

15. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. Under the Amended and Restated Shire Agreement Shire was required to supply the AG Product and the Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product of which the company owed a profit share payable to Shire of $11,339,000 and $10,160,000 on sales of the AG Product during the six month periods ended June 30, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations. Although the Supply Term expired on September 30, 2014, the Company is permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold; the Company will pay a profit share to Shire on sales of such products.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012. During the fourth quarter of 2013, the Company made a $12,000,000 payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the agreement. The upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and is being amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statements of operations. The Company initially allocated $1,550,000 of the upfront payment to two products which are still in development and recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. The Company is required to pay a profit share to Tolmar on sales of the products, of which the Company owed a profit share payable to Tolmar of $18,125,000 and $6,402,000 on sales of the products during the six month periods ended June 30, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations. Under the Tolmar Agreement, the Company has the potential to pay up to an aggregate of $5,000,000 in additional contingent milestone payments if certain commercialization events occur.

Contingent milestone payments will be initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments that are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. During the fourth quarter of 2014, the Company paid a $2.0 million milestone related to the Diclofenac Sodium Gel 3% or Solaraze product to Tolmar pursuant to the Tolmar Agreement. During the quarter ended June 30, 2015, the Company paid a $5.0 million milestone related to certain Topical Products pursuant to the Tolmar Agreement.

The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of June 30, 2015, Tolmar has borrowed the full amount of $15,000,000 under the Tolmar Loan Agreement. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

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

As of June 30, 2015, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5, 10 and 15 mg extended release tablets) and has agreed to supply another product (currently under development) to Teva; the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the agreement.

OTC Partners Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”), for a term of approximately 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale. The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, Pfizer and the Company entered into an agreement with L. Perrigo Company (“Perrigo”), which was subsequently amended whereby the parties agreed that the Company would supply the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and to Perrigo. As noted above, the Company is currently only required to manufacture the products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012. The Company accounted for these payments as a reduction of the related receivable that was recorded in the initial purchase price allocation. The Company allocated $45,096,000 to an intangible asset, and the remaining $41,340,000 to prepaid royalty expense related to sales of Impax-labeled Zomig® products during 2012, with such royalty expense included in cost of revenues on the consolidated statements of operations. Beginning in January 2013, the Company was obligated to pay AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. The Company owed a royalty payable to AstraZeneca of $7,851,000 and $6,420,000 during the six month periods ended June 30, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.

15. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 112 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in September 2019, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $3,856,000 as of June 30, 2015. Revenue recognized under the Endo Agreement is reported in the line item “Other Revenues” in “Note 21 - Supplementary Financial Information.” The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through Impax Specialty Pharma. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

16. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years. Total share-based compensation expense recognized in the consolidated statements of operations during the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000’s)	2015	2014	2015	2014
Manufacturing expenses	$1,192	$597	$2,238	$1,492
Research and development	1,367	1,379	2,732	2,781
Selling, general and administrative	4,512	3,158	8,589	5,247
Total	$7,071	$5,134	$13,559	$9,520

The following table summarizes stock option activity during the six month period ended June 30, 2015:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2014	3,042,180		$12.89
Options granted	398,850		$41.32
Options exercised	(375,508)		$12.51
Options forfeited	---	$	---
Outstanding at June 30, 2015	3,065,522		$18.52
Options exercisable at June 30, 2015	2,281,325		$13.79

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

A summary of the Company’s non-vested restricted stock awards activity during the six month period ended June 30, 2015 is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	2,327,176	$23.61
Granted	405,885	$42.80
Vested	(367,799)	$21.93
Forfeited	(82,010)	$26.96
Non-vested at June 30, 2015	2,283,252	$27.16

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

As of June 30, 2015, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $58,299,000 related to all of its share-based awards, which will be recognized over a weighted-average period of 2.09 years. As of June 30, 2015, the Company estimated 2,713,885 stock options and 2,021,347 shares of restricted stock awards granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the six month periods ended June 30, 2015 and 2014 was $9,644,403 and $5,005,000, respectively. The total fair value of restricted stock awards which vested during the six month periods ended June 30, 2015 and 2014 was $8,065,020 and $3,865,000, respectively. As of June 30, 2015, the Company had 2,127,879 shares of common stock available for issuance of stock options, restricted stock awards, and/or stock appreciation rights.

17. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its Restated Certificate of Incorporation (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of June 30, 2015.

Common Stock

Pursuant to its Certificate of Incorporation, the Company is authorized to issue 90,000,000 shares of common stock, $0.01 par value per share, of which 72,031,480 shares have been issued and 71,787,751 are outstanding as of June 30, 2015. In addition, the Company has reserved for issuance the following amounts of shares of its common stock for the purposes described below as of June 30, 2015:

(amount in millions)
Non-vested restricted stock grants(1)	2.28
Stock options outstanding(1)	3.07
Warrants outstanding (see below)	9.47
Total common shares reserved for issuance	14.82

(1)	See “Note 16 – Share-based Compensation.”

As of the June 30, 2015 issuance date of the Notes described in “Note 14 – Debt”, the Company did not have the necessary number of authorized but unissued shares of its common stock required to settle the conversion option of the Notes in shares of the Company’s common stock. Until the Company’s stockholders approve a sufficient increase in the authorized share count, the Company is required to settle the principal amount and conversion spread of the Notes in cash. The Notes are initially convertible into 9,471,480 shares of the Company’s common stock, based on an initial conversion price of $63.35 per share.

Warrants

As discussed in “Note 14 – Debt”, on June 30, 2015, the Company entered into a series of Note Hedge Transactions and Warrant Transactions with a financial institution which are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. Pursuant to the Warrant Transactions, the Company sold to a financial institution approximately 9.47 million warrants to purchase the Company’s common stock, for which it received proceeds of approximately $88.3 million. The warrants have an exercise price of $81.277 per share (subject to adjustment), are immediately exercisable, and have an expiration date of September 15, 2022.

18. EARNINGS PER SHARE

The Company's earnings per share (EPS) includes basic net income per share, computed by dividing net (loss) income (as presented on the consolidated statements of operations), by the weighted average number of shares of common stock outstanding for the period, along with diluted net (loss) income per share, computed by dividing net income by the weighted average number of shares of common stock adjusted for the dilutive effect of common stock equivalents outstanding during the period. A reconciliation of basic and diluted net income per share of common stock for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in $000’s except share and per share amounts)	2015	2014	2015	2014

Numerator:
Net (loss) income	$(1,852)	$35,071	$(8,185)	$41,496

Denominator:
Weighted average common shares outstanding	69,338,789	68,095,159	69,154,357	67,899,894

Effect of dilutive stock options and restricted stock awards	---	2,218,332	---	2,295,435

Diluted weighted average common shares outstanding	69,338,789	70,313,491	69,154,357	70,195,329

Basic net (loss) income per share	$(0.03)	$0.52	$(0.12)	$0.61
Diluted net (loss) income per share	$(0.03)	$0.50	$(0.12)	$0.59

For the three and six month periods ended June 30, 2015, the Company had a net loss. Only the weighted average of common shares outstanding has been used to calculate both basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2015, as inclusion of the potential common shares would have been anti-dilutive. Shares issuable which could potentially dilute future period earnings include 3.1 million stock options outstanding, 2.3 million non-vested restricted stock awards, 9.5 million shares issuable upon conversion of the Notes described in “Note 14 – Debt” and 9.5 million warrants.

For the three and six month periods ended June 30, 2014, the Company excluded 909,100 and 921,100, respectively, of shares issuable upon the exercise of stock options and unvested restricted stock awards from the computation of diluted net income per common share as the effect of these options and unvested restricted stock awards would have been anti-dilutive. Quarterly computations of net income (loss) per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

19. SEGMENT INFORMATION

The Company has two reportable segments, Impax Generics and Impax Specialty Pharma. Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Impax Generics sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 21 – Supplementary Financial Information.” The Company also generates revenue in Impax Generics from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 21 – Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 21 – Supplementary Financial Information.”

Impax Specialty Pharma is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, RYTARY® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015. The Company has also filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 on November 5, 2014 and the filing was accepted by the EMA on November 26, 2014. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products including Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories, and Albenza®, indicated for the treatment of tapeworm infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 21 – Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 21 – Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 21 – Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 21 – Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.

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

19. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s) Three Months Ended June 30, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other		Total Company
Revenues, net	$174,679	$39,503	$	---	$214,182
Cost of revenues	110,767	18,564		---	129,331
Research and development	12,891	4,104		---	16,995
Patent litigation expense	1,332	162		---	1,494
Selling, general and administrative	7,284	12,912		28,113	48,309
Income (loss) before provision for income taxes	$42,405	$3,761		$(50,714)	$(4,548)

(in $000’s) Three Months Ended June 30, 2014	Impax Generics	Impax Specialty Pharma	Corporate and Other		Total Company
Revenues, net	$176,394	$11,727	$	---	$188,121
Cost of revenues	69,872	8,477		---	78,349
Research and development	10,745	10,507		---	21,252
Patent litigation expense	1,767	---		---	1,767
Selling, general and administrative	4,572	11,734		16,511	32,817
Income (loss) before provision for income taxes	$89,438	$(18,991)		$(16,022)	$54,425

(in $000’s) Six Months Ended June 30, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other		Total Company
Revenues, net	$303,420	$53,858	$	---	$357,278
Cost of revenues	186,880	26,313		---	213,193
Research and development	23,754	8,203		---	31,957
Patent litigation expense	2,110	344		---	2,454
Selling, general and administrative	11,570	27,768		59,131	98,469
Income (loss) before provision for income taxes	$79,106	$(8,770)		$(85,589)	$(15,253)

(in $000’s) Six Months Ended June 30, 2014	Impax Generics	Impax Specialty Pharma	Corporate and Other		Total Company
Revenues, net	$285,534	$21,305	$	---	$306,839
Cost of revenues	126,894	12,551		---	139,445
Research and development	21,962	21,031		---	42,993
Patent litigation expense	3,940	---		---	3,940
Selling, general and administrative	6,955	20,955		30,384	58,294
Income (loss) before provision for income taxes	$125,783	$(33,232)		$(29,496)	$63,055

Foreign Operations

The Company’s wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., is constructing a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $135,986,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at June 30, 2015.

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

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014. Discovery is proceeding, and trial is set for September 6, 2016. On July 28, 2015, Lannett filed a petition for Inter Partes Review of U.S. Patent Nos. 6,750,237 and 7,220,767 related to the product in the U.S. Patent and Trademark Office before the Patent Trial and Appeal Board.

Shire LLC v. CorePharma LLC (Mixed Amphetamines)

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

20. LEGAL AND REGULATORY MATTERS (continued)

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

On April 16, 2015, Rite Aid Corporation and Rite Aid Hdqtrs. Corp, direct purchasers, filed a separate complaint in the United States District Court for the Middle District of Pennsylvania. On May 1, 2015, the Judicial Panel on Multi-District Litigation ordered the action be transferred to the District of Massachusetts, to be coordinated or consolidated with the coordinated proceedings.

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

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with the Company to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Consolidated amended complaints were filed on May 4, 2015. Defendants filed motions to dismiss the complaints on July 3, 2015. Plaintiffs’ oppositions to the motions to dismiss are due August 14, 2015. Oral argument on the motions to dismiss has not been scheduled.

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

United States Department of Justice Investigations

Previously on November 6, 2014, the Company disclosed that one of its sales representatives received a grand jury subpoena from the Antitrust Division of the United States Justice Department (the “Justice Department”). In connection with this same investigation, on March 13, 2015, the Company received a grand jury subpoena from the Justice Department requesting the production of information and documents regarding the sales, marketing, and pricing of certain generic prescription medications. In particular, the Justice Department’s investigation currently focuses on four generic medications: digoxin tablets, terbutaline sulfate tablets, prilocaine/lidocaine cream, and calcipotriene topical solution. The Company has been cooperating and intends to continue cooperating with the investigation. However, no assurance can be given as to the timing or outcome of the investigation.

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively (“Securities Class Actions”), alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, RYTARY® and its generic version of Concerta®. These two Securities Class Actions were subsequently consolidated, assigned to the same judge, and lead plaintiff has been chosen. The plaintiff’s consolidated amended complaint was filed on September 13, 2013. The Company filed a motion to dismiss the consolidated amended complaint on November 14, 2013. On April 18, 2014, the Court denied the Company’s motion to dismiss. On September 22, 2014, the Company, together with certain current and former officers and directors of the Company, agreed to settle this consolidated securities class action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. Pursuant to the settlement, the Company will pay $8.0 million for a full and complete release of all claims that were or could have been asserted against the Company or other defendants in this action. On January 16, 2015, the Court granted preliminary approval of the settlement and on July 23, 2015, the Court granted final approval of the settlement. The Company did not take any charges for the settlement as the settlement amount was paid for and covered by the Company’s insurance policies. The settlement does not resolve the related shareholder derivative litigations discussed below.

  On March 19, 2013, Virender Singh, derivatively on behalf of the Company, filed a state court action against certain current and former officers and directors for breach of fiduciary duty and unjust enrichment in the Superior Court of the State of California County of Santa Clara, asserting similar allegations as those in the Securities Class Actions. On November 6, 2014, plaintiff Singh filed a First Amended Complaint, adding allegations similar to those in the Aruliah Class Action (as described below). The parties have agreed to a settlement in this matter, which settlement the court preliminarily approved on July 8, 2015. The settlement remains subject to final court approval and certain other conditions.

On August 13, 2014, a class action complaint was filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Linus Aruliah, individually and on behalf of all others similarly situated (“Aruliah Class Action”). The complaint alleged that the Company and those named officers and directors violated the federal securities laws by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Company’s Taiwan manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s then branded product candidate, RYTARY® (which was subsequently approved by the FDA on January 7, 2015). On January 13, 2015, the Company, together with certain current and former officers and directors of the Company, agreed to settle this securities class action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. Pursuant to the settlement, the Company will pay $4.75 million for a full and complete release of all claims that were or could have been asserted against the Company or other defendants in this action. On June 22, 2015, the Court granted preliminary approval of the settlement. The Company will not be taking any charges for the settlement as the settlement amount will be paid for and covered by the Company’s insurance policies. The settlement remains subject to final court approval and certain other conditions and does not resolve the related shareholder derivative litigations.

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

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly period noted is as follows:

	2015 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30
Revenue:
Impax Generic Product sales, gross	$355,321	$572,079
Less:
Chargebacks	126,607	228,977
Rebates	83,130	139,477
Product Returns	6,427	7,528
Other credits	13,198	24,824
Impax Generic Product sales, net	125,959	171,273

Rx Partner	2,239	2,579
Other Revenues	543	827
Impax Generic Division revenues, net	128,741	174,679

Impax Specialty Pharma Product sales, gross	29,219	65,269
Less:
Chargebacks	5,561	4,452
Rebates	2,132	2,970
Product Returns	2,620	6,763
Other credits	4,778	11,809
Impax Specialty Pharma Product sales, net	14,128	39,275

Other Revenues	227	228
Impax Specialty Pharma Division revenues, net	14,355	39,503

Total revenues	143,096	214,182

Gross profit	59,234	84,851

Net loss	$(6,333)	$(1,852)

Net loss per share (basic)	$(0.09)	$(0.03)
Net loss per share (diluted)	$(0.09)	$(0.03)

Weighted average: common shares outstanding:
Basic	68,967,875	69,338,789
Diluted	68,967,875	69,338,789

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly period noted is as follows:

	2014 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30
Revenue:
Impax Generics Product sales, gross	$265,850	$375,269
Less:
Chargebacks	95,714	110,518
Rebates	52,054	74,079
Product Returns	1,294	5,140
Other credits	10,671	21,571
Impax Generics Product sales, net	106,117	163,961

Rx Partner	2,435	9,204
Other Revenues	589	3,229
Impax Generics Division revenues, net	109,141	176,394

Impax Specialty Pharma Product sales, gross	20,643	24,375
Less:
Chargebacks	8,230	10,107
Rebates	1,070	938
Product Returns	181	216
Other credits	1,853	1,654
Impax Specialty Pharma Product sales, net	9,309	11,460

Other Revenues	268	267
Impax Specialty Pharma Division revenues, net	9,577	11,727

Total revenues	118,718	188,121

Gross profit	57,622	109,772

Net income	$6,425	$35,071

Net income per share (basic)	$0.09	$0.52
Net income per share (diluted)	$0.09	$0.50

Weighted average common shares outstanding:
Basic	67,702,296	68,095,159
Diluted	69,938,872	70,313,491

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

22. SUBSEQUENT EVENTS

Senior Secured Revolving Credit Facility

On August 4, 2015, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) of up to $100 million, pursuant to a credit agreement, by and among the Company, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent (the “Revolving Credit Facility Agreement”). The Revolving Credit Facility is available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.75% based on the Company’s total net leverage ratio. The Revolving Credit Facility will mature on August 4, 2020. No borrowings have been drawn from the Revolving Credit Facility to date.

The Revolving Credit Facility is guaranteed by each of the Company’s current and future direct and indirect wholly owned material domestic subsidiaries (the “Guarantors”), other than certain subsidiaries as specified in the agreement, and is secured by a first priority security interest (subject to permitted liens and certain other exceptions), on substantially all of the Company’s and the Guarantors’ assets. The Company may reduce the unutilized portion of the Revolving Credit Facility in whole or in part without premium or penalty, subject to redeployment costs in the case of prepayment of LIBOR borrowings other than on the last day of any relevant interest period. The Revolving Credit Facility Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit the Company’s and its restricted subsidiaries’ ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict the Company’s and its restricted subsidiaries’ ability to pay dividends or grant liens, engage in transactions with affiliates, or change its fiscal year. The Revolving Credit Facility Agreement also includes a financial maintenance covenant whereby the Company must not permit its total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter commencing with the fiscal quarter ending December 31, 2015.   The Revolving Credit Facility Agreement contains specified events of default and upon the occurrence of certain events of default, the obligations under the Revolving Credit Facility Agreement may be accelerated and any remaining commitments thereunder may be terminated.

Paragraph IV Certification

On August 5, 2015, the Company received notice of a Paragraph IV certification filed by Actavis Laboratories FL, Inc. in connection with its submission of an Abbreviated New Drug Application (“ANDA”) for RYTARY® (carbidopa and levodopa) extended release capsules, 23.75 mg/95 mg, 36.25 mg/145 mg, 48.75 mg/195 mg, and 61.25 mg/245 mg, to the FDA. The Company is currently evaluating the Paragraph IV notice.

Sale of Daraprim®

On August 7, 2015, the Company sold its U.S. rights to the Daraprim® brand to Turing Pharmaceuticals AG for approximately $55 million. The Company acquired Daraprim® as part of the Company’s acquisition of Tower which was completed on March 9, 2015.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include fluctuations in our revenues and operating income, our ability to promptly correct the issues raised in the warning letter and Form 483 observations we received from the FDA, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, our ability to receive a return on our capital on our development of generic drugs, our ability to achieve expected results in our research and development efforts in our branded pharmaceutical products, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of IPX066 outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions and investments, the integration of the acquired businesses of Tower Holdings Inc. and Lineage Therapeutics being more difficult, time-consuming or costly than expected, operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Tower and Lineage acquisition, the retention of certain key employees of the acquired business being difficult, the acquired business's expected or targeted future financial and operating performance and results, the combined company’s capacity to bring new products to market, and the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the Tower and Lineage acquisition within the expected time-frames or at all, the restrictions imposed by our credit facility and indenture, our level of indebtedness and liabilities and the potential impact on cash flow available for our operations; uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2014. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

RYTARY® is a registered trademark of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Overview

We are a specialty pharmaceutical company that focuses on developing, manufacturing, marketing and distributing generic and branded products. We operate in two segments, referred to as “Impax Generics” and “Impax Specialty Pharma”. Impax Generics concentrates its efforts on generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. Impax Specialty Pharma utilizes its specialty sales force to market proprietary branded pharmaceutical products for the treatment of central nervous system (“CNS”) disorders and other select specialty segments. Both Impax Generics and Impax Specialty Pharma generate revenue from research and development services provided to unrelated third-party pharmaceutical entities.

We plan to continue to expand Impax Generics through targeted Abbreviated New Drug Applications (“ANDAs”) and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. Generic products contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name products already approved for use in the United States by the FDA. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. Impax Generics also generates revenues from research and development services provided under a joint development agreement with an unrelated third-party pharmaceutical entity. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties, such as our development, supply and distribution agreement with TOLMAR, Inc. (“Tolmar”) pursuant to which we received an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending at the FDA, in the United States and its territories.

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

As of August 3, 2015, we marketed 134 generic pharmaceutical products representing dosage variations of 43 different pharmaceutical compounds through Impax Generics, and five other generic pharmaceutical products, representing dosage variations of two different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of August 3, 2015, our marketed generic products include, but are not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®), oxymorphone hydrochloride extended release tablets (AB rated to original OPANA® ER) and the authorized generic epinephrine auto-injector product Adrenaclick®.

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

Our branded pharmaceutical product portfolio consists of commercial CNS and other select specialty products, as well as development stage projects. In February 2012, we licensed from AstraZeneca the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulations pursuant to the terms of the AZ Agreement and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. In June 2015, the FDA approved the Zomig® nasal spray for use in pediatric patients 12 years of age or older for the acute treatment of migraine with or without aura.

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

We have entered into several alliance and collaboration agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements typically obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. Our alliance and collaboration agreements often include milestones and provide for milestone payments upon achievement of these milestones. For more information about the types of milestone events in our agreements and how we categorize them, see “Item 1. Financial Statements — Note 15. Alliance and Collaboration Agreements.”

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

During the quarters ended March 31, 2012, March 31, 2013 and September 30, 2014, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory, the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter, and the Form 483 issued during the quarter ending September 30, 2014 contained seven inspectional observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013. On May 8, 2015, we received a Form 483 with three inspectional observations following the FDA’s inspection of our Hayward manufacturing facility beginning from early April through early May 2015. The May 2015 inspection included a general cGMP inspection as well as pre approval inspections (PAI) for multiple pending products at the FDA. At the time of the inspection, the FDA did not provide any status or classification to these observations and, pursuant to its established regulatory process, would defer classification until it has reviewed our response to each observation. We were, however, able to confirm that the FDA’s inspection at our Hayward facility in 2014 was officially classified as Voluntary Action Indicated (VAI). We have provided the FDA with what we believe to be our complete written responses relating to the observations from the May 2015 inspection. To date, we have not been informed by the FDA as to whether a satisfactory re-inspection of our Hayward manufacturing facility will be required to close out the warning letter on our Hayward manufacturing facility.

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

On March 11, 2015, we received a Form 483 with two observations regarding adverse event reporting and annual report submissions in Horsham, Pennsylvania (one of the sites we acquired in the Tower and Lineage acquisition). We provided the FDA with what we believe to be our complete written responses relating to the observations in the Form 483 at the end of March 2015 and are awaiting classification of the inspection from the Agency.

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

Impax Generics sales, net, and Impax Specialty Pharma sales, net. Revenue from the sale of products is recognized when title and risk of loss of the product is transferred to the customer and the sales price is fixed and determinable. We provide for provisions for discounts, early payments, rebates, sales returns and distributor chargebacks under terms customary in the industry in the same period the related sales are recorded. We record estimated reductions to revenue at the time of the initial sale and base and these estimates on the sales terms, historical experience and trend analysis.

Gross to Net Sales Accruals. We base our sales returns allowance on estimated on-hand inventories at our customers, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. We consider any changes from the historical trend rates in determining the current sales return allowance.

We base sales discount accruals on payment terms extended to customers.

We base government rebate accruals on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. We generally base U.S. Medicaid rebate accruals on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. We calculate the accrual of the rebates associated with Medicaid Managed Care Organizations based on actual billings received from the states. We adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze the historical invoices. We recognize this expense throughout the year as costs are incurred.

We offer rebates or administrative fees to certain customers, group purchasing organizations and pharmacy benefit managers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from the date of sale. We provide a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of customer inventories, contract sales mix and average contract pricing. We regularly review the information related to these estimates and adjust the provision accordingly.

We base chargeback accruals on the differentials between product acquisition prices paid by wholesalers and lower contract pricing paid by eligible customers.

We base distributor service fee accruals on contractual fees to be paid to the wholesale distributor for services provided. TRICARE is a health care program of the U.S. Department of Defense Military Health System that provides civilian health benefits for military personnel, military retirees and their dependents. TRICARE rebate accruals are included in chargeback accruals and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.

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

The following tables are roll-forwards of the activity in the reserves for the six months ended June 30, 2015 and the year ended December 31, 2014 with an explanation for any significant changes in the accrual percentages:

	June 30, 2015	December 31, 2014
	($ in 000’s)
Chargeback reserve
Beginning balance	$43,125	$37,066
Acquired balances	24,532	--
Provision recorded during the period	365,597	487,377
Credits issued during the period	(349,466)	(481,318)
Ending balance	$83,788	$43,125

Provision as a percent of gross product sales	36%	35%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, increased slightly from 35% during the year ended December 31, 2014 to 36% during the six months ended June 30, 2015.

	June 30, 2015	December 31, 2014
	($ in 000’s)
Rebate reserve
Beginning balance	$88,812	$88,449
Acquired balances	77,640	--
Provision recorded during the period	227,709	260,747
Credits issued during the period	(160,508)	(260,384)
Ending balance	$233,653	$88,812

Provision as a percent of gross product sales	22%	19%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 19% during the year ended December 31, 2014 to 22% during the six months ended June 30, 2015 as a result of product sales mix, the formation of alliances between major wholesalers and major retailers and the inclusion of product sales from the Tower acquisition which carried a higher rebate rate.

	June 30, 2015	December 31, 2014
	($ in 000’s)
Returns reserve
Beginning balance	$27,174	$28,089
Acquired balances	18,949	--
Provision related to sales recorded in the period	23,340	12,016
Credits issued during the period	(17,853)	(12,931)
Ending balance	$51,610	$27,174

Provision as a percent of gross product sales	2.3%	1.0%

As noted in the table above, the provision for returns as a percent of gross product sales increased from 1.0% during the year ended December 31, 2014 to 2.3% during the six months ended June 30, 2015 as a result of the Tower acquisition whose products carry a higher historical returns experience, higher than anticipated returns volume resulting from the loss of exclusivity on certain Zomig® products and higher returns accruals due to price increases on certain generic products.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, as well as any new information regarding changes in the pricing programs that may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $40,411,000 (which includes $28,126,000 of acquired balances) and $18,272,000 as of June 30, 2015 and December 31, 2014, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon its remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $1,306,000 and $1,852,000 as of June 30, 2015 and December 31, 2014, respectively.

Estimated Lives of Alliance and Collaboration Agreements. The revenues we receive under our alliance and collaboration agreements are not subject to adjustment for estimated chargebacks, rebates, product returns and other pricing adjustments as such adjustments are included in the amounts we receive from our alliance partners. However, because we may defer revenue we receive under our alliance agreements, and recognize it over the estimated life of the related agreement, or our expected period of performance, we are required to estimate the recognition period under each such agreement in order to determine the amount of revenue to be recognized in each period. Sometimes this estimate is based on the fixed term of the particular alliance agreement. In other cases, the estimate may be based on more subjective factors as noted in the following paragraph. While changes to the estimated recognition periods have been infrequent, such changes, should they occur, may have a significant impact on our consolidated financial statements.

As an illustration, the consideration received from the provision of research and development services under the Joint Development Agreement with Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant Agreement”), including the upfront fee and milestone payments received before January 1, 2011, has been initially deferred and is being recognized as revenue on a straight-line basis over our expected period of performance to provide research and development services under the Valeant Agreement. The completion of the final deliverable under the Valeant Agreement represents the end of our estimated expected period of performance, as we will have no further contractual obligation to perform research and development services under the Valeant Agreement, and therefore the earnings process will be complete. The expected period of performance was initially estimated to be a 48 month period, starting in December 2008, upon receipt of the $40.0 million upfront payment, and ending in November 2012. During the year ended December 31, 2012, we extended the end of the revenue recognition period for the Valeant Agreement from November 2012 to November 2013 and during the three month period ended March 31, 2013, we further extended the end of the revenue recognition period for the agreement from November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities under the agreement.

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan generally vest over a three or four year period and have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model. We determine expected volatility based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment, and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock and have no present intention to pay cash dividends.

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

Derivatives. We generally do not use derivative instruments or engage in hedging activities in our ordinary course of business. Prior to June 30, 2015, we had no derivative assets or liabilities and did not engage in any hedging activities. As a result of our June 30, 2015 issuance of the convertible senior notes described in “Note 14 – Debt”, the conversion option of the notes met the criteria for an embedded derivative liability which required bifurcation and separate accounting. Contemporaneously with the issuance of the notes, we entered into a series of convertible note hedge and warrant transactions which in combination are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the notes. See “Note 5 – Derivatives” and “Note 17 – Stockholders’ Equity” for additional information regarding the note hedge transactions and warrant transactions. While the warrants sold were classified as equity and recorded in additional paid-in capital, the call options purchased were classified as a bond hedge derivative asset on our consolidated balance sheet. We engage a third-party valuation firm with expertise in valuing financial instruments to determine the fair value of the bond hedge derivative asset and conversion option derivative liability at each reporting period. Our consolidated balance sheet reflects the fair value of the derivative asset and liability as of the reporting date, and changes in the fair value are reflected in current period earnings in other income or expense, as appropriate.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2014	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$214,182	$188,121	$26,061	14%

Gross profit	84,851	109,772	(24,921)	(23)%

Income from operations	18,053	53,936	(35,883)	(67)%

(Loss) income before income taxes	(4,548)	54,425	(58,973)	nm
(Benefit) provision for income taxes	(2,696)	19,354	(22,050)	nm
Net (loss) income	$(1,852)	$35,071	$(36,923)	nm

 *nm-not meaningful

Consolidated total revenues for the three month period ended June 30, 2015 increased by $26.1 million to $214.2 million, or 14%, as compared to the same period in 2014. Of the $214.2 million in consolidated total revenues for the three month period ended June 30, 2015, $58.5 million in revenues were from the Tower acquisition. The increase in revenues in the current year period from the Tower acquisition were largely offset by the loss of revenues from sales of our authorized generic Renvela® tablets during the current period. We received approximately $49.1 million in revenues from our launch of the specified allotment of the authorized generic Renvela® product during the prior year period. New product launches increased revenues during the three month period ended June 30, 2015 by $24.6 million, or 13%, compared to the prior year period, primarily related to sales of RYTARY® and Lamotrigine orally disintegrating tablets (ODT). Increased product volumes (including product volumes from the acquisition) increased revenues during the three month period ended June 30, 2015 by $22.2 million, or 12%, compared to the prior year period. The increase in consolidated total revenues from new product launches and product volumes were partially offset in the current period by decreased revenues of $20.7 million, or 11%, as compared to the prior year period, resulting from unfavorable product selling price and product mix.

Revenues from our Impax Generics division decreased by $1.7 million during the three month period ended June 30, 2015, as compared to the prior year period, driven primarily by the loss of sales of authorized generic Renvela® during the current period partially offset by revenues from the Tower acquisition. Revenues from Impax Specialty Pharma division increased $27.8 million during the three month period ended June 30, 2015 as compared to the same period in 2014, as a result of the launch of RYTARY® as well as the addition of sales volumes from the acquired companies.

Net loss for the three month period ended June 30, 2015 was $1.9 million, a decrease of $37.0 million as compared to net income of $35.1 million for the three month period ended June 30, 2014. The decrease was primarily attributable to lower margins from product sales and higher operating expenses in each case compared to the prior year period. We also had higher amortization and costs during the current year period related to the fair value of inventory of approximately $10.0 million and $4.2 million, respectively, related to the Tower acquisition, which were partially offset by lower Hayward facility remediation costs of $5.9 million. In addition, we had a loss on debt extinguishment of $16.9 million related to the payoff of our term loan with Barclays.

Impax Generics

The following table sets forth results of operations for Impax Generics for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,	June 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Generics sales, net	$171,273	$163,961	$7,312	4%
Rx Partner	2,579	9,204	(6,625)	(72)%
Other Revenues	827	3,229	(2,402)	(74)%
Total revenues	174,679	176,394	(1,715)	(1)%
Cost of revenues	110,767	69,872	40,895	59%
Gross profit	63,912	106,522	(42,610)	(40)%

Operating expenses:
Research and development	12,891	10,745	2,146	20%
Patent litigation expense	1,332	1,767	(435)	(25)%
Selling, general and administrative	7,284	4,572	2,712	59%
Total operating expenses	21,507	17,084	4,423	26%
Income from operations	$42,405	$89,438	$(47,033)	(53)%

Revenues

Total revenues for Impax Generics for the three month period ended June 30, 2015, were $174.7 million, a decrease of 1% over the same period in 2014, principally resulting from the loss of sales of authorized generic Renvela® during the current period, largely offset by the addition of $44.3 million in revenue from the Tower acquisition.

Cost of Revenues

Cost of revenues was $110.8 million for the three month period ended June 30, 2015, an increase of $40.9 million compared to the prior year period. Other than increased costs related to higher product sales, cost of revenues in the current period increased due to higher product amortization and costs related to the step-up to fair value of inventory in connection with the Tower acquisition, as well as higher severance costs related to the reorganization of our packaging and distribution operations. This increase was partially offset by lower remediation costs, as compared to the prior year period.

Gross Profit

Gross profit for the three month period ended June 30, 2015 was $63.9 million, or approximately 37% of total revenues, as compared to $106.5 million, or approximately 60% of total revenues, in the prior year period. The loss of sales of authorized generic Renvela® during the current year period, a high margin product, was the primary driver for the reduced gross profit compared to the prior year period.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2015 were $12.9 million, an increase of 20%, as compared to $10.7 million in the prior year period primarily due to the addition of research and development projects from the Tower acquisition.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended June 30, 2015 were $1.3 million, as compared to $1.8 million for the three month period ended June 30, 2014. The decrease in patent litigation expenses of $0.5 million compared to the prior year period was the result of legal activity related to several cases in the prior year period for which there was no corresponding activity in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2015 were $7.3 million, as compared to $4.6 million for the three month period ended June 30, 2014. The increase of $2.7 million compared to the prior year period was primarily the result of an increase in penalties paid to customers for delays or failures to supply product and the addition of the selling, general and administrative expenses from the Tower acquisition.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,	June 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Specialty Pharma sales, net	$39,275	$11,460	$27,815	nm
Other Revenues	228	267	(39)	(15)%
Total revenues	39,503	11,727	27,776	nm
Cost of revenues	18,564	8,477	10,087	nm
Gross profit	20,939	3,250	17,689	nm

Operating expenses:
Research and development	4,104	10,507	(6,403)	(61)%
Patent litigation expense	162	---	162	nm
Selling, general and administrative	12,912	11,734	1,178	10%
Total operating expenses	17,178	22,241	(5,063)	(23)%
Loss from operations	$3,761	$(18,991)	$22,752	nm

*nm-not meaningful

Revenues

Total revenues for Impax Specialty Pharma were $39.5 million for the three month period ended June 30, 2015, an increase of $27.8 million over the same period in the prior year, due to the launch of RYTARY® and $14.2 million in revenues from the Tower acquisition.

Cost of Revenues

Cost of revenues was $18.6 million for the three month period ended June 30, 2015, an increase of $10.1 million over the prior year period. In addition to increased costs related to increased product sales, cost of revenues increased during the current period due to higher amortization costs of $6.7 million and an increase of $3.5 million compared to the prior period related to the step-up to fair value of inventory, each in connection with the Tower acquisition. This increase compared to the prior year period was partially offset by a $3.6 million reserve included in the cost of revenues during the three months ended June 30, 2014 for pre-launch inventory related to RYTARY® as a result of a Complete Response Letter received in 2014 for which there was no similar amounts included in cost of revenues in the current year period.

Gross Profit

Gross profit for the three month period ended June 30, 2015 was $20.9 million, or approximately 53% of total revenues, as compared to $3.2 million, or approximately 28% of total revenues, in the prior year period. The revenue from RYTARY® was a primary driver for the increase in gross profit compared to the prior year period.

Research and Development Expenses

Total research and development expenses for the three month period ended June 30, 2015 were $4.1 million, a decrease of $6.4 million as compared to $10.5 million in the prior year period. The decrease was primarily driven by a reduction in research and development expenses related to our branded initiatives and decreased personnel costs of $2.5 million compared to the prior year period due to the restructuring and related reduction in workforce primarily in our research and development organization during the fourth quarter ended December 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.9 million for the three month period ended June 30, 2015, an increase of $1.2 million as compared to $11.7 million in the prior year period. The increase was primarily driven by an increase in advertising and promotion expenses to support the launch of RYTARY® and related salesforce expansion.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,	June 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$28,113	$16,511	$11,602	70%
Loss from operations	(28,113)	(16,511)	(11,602)	(70)%

Other income, net	961	31	930	nm
Loss on debt extinguishment	(16,903)	---	(16,903)	nm
Interest income	294	365	(71)	(19)%
Interest expense	(6,953)	93	(7,046)	nm
Loss before income taxes	(50,714)	(16,022)	(34,692)	nm
(Benefit) provision for income taxes	$(2,696)	$19,354	$(22,050)	nm

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2015 were $28.1 million, an $11.6 million increase over the same period in 2014. The increase was principally driven by higher business development expenses of $5.3 million (of which $3.9 million were transaction and/or integration-related activities related to the Tower acquisition), the inclusion of general and administrative expenses from the Tower acquisition of $1.9 million, increased information technology expenses of $1.9 million, increased legal expenses of $1.1 million and higher equity based compensation of $1.4 million.

Other Income, net

Other income, net in the three month period ended June 30, 2015 was $1.0 million, as compared to less than $0.1 million in the three month period ended June 30, 2014, primarily related to our sale of an ANDA during the current year period for $1.0 million.

Loss on extinguishment of debt

During the three month period ended June 30, 2015, we recognized a $16.9 million loss on extinguishment related to the repayment of our term loan with Barclays.

Interest Income

Interest income in the three month period ended June 30, 2015 was $0.3 million, and was relatively consistent with the same period in 2014.

Interest Expense

Interest expense in the three month period ended June 30, 2015 was $7.0 million, an increase of $7.0 million as compared to the prior year period, primarily related to borrowings under our $435 million senior secured term loan with Barclays (which was subsequently repaid in its entirety and terminated on June 30, 2015). Interest expense in the three month period ended June 30, 2015 included $6.0 million in interest expense incurred on the term loan as well as $0.7 million in amortization of deferred financing costs.

Income Taxes

During the three month period ended June 30, 2015, we recognized an aggregate consolidated tax benefit of $2.7 million for U.S. domestic and foreign income taxes. In the three month period ended June 30, 2014, we recognized an aggregate consolidated tax provision of $19.4 million for U.S. domestic and foreign income taxes. The decrease in the tax provision resulted from lower consolidated income before taxes in the three month period ended June 30, 2015, as compared to the same period in the prior year. The effective tax rate of 59% for the three month period ended June 30, 2015 was higher than the effective tax rate of 36% for the prior year period primarily as a result of a change in the timing and mix of U.S. and foreign income. Other contributing factors to the rate fluctuation included a larger add-back for non-deductible executive compensation limited by section 162(m) of the Internal Revenue Code, which prohibits publicly held corporations from deducting more than $1 million per year in compensation paid to each of certain covered employees, and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards.

Results of Operations

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Overview:

The following table sets forth our summarized, consolidated results of operations for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$357,278	$306,839	$50,439	16%

Gross profit	144,085	167,394	(23,309)	(14)%

Income from operations	11,205	62,167	(50,962)	(82)%

(Loss) income before income taxes	(15,253)	63,055	(78,308)	nm
(Benefit) provision for income taxes	(7,068)	21,559	(28,627)	nm
Net (loss) income	$(8,185)	$41,496	$(49,681)	nm

 *nm-not meaningful

Consolidated total revenues for the six month period ended June 30, 2015 increased by $50.4 million to $357.3 million, or 16%, as compared to the same period in 2014. Of the $357.3 million in consolidated total revenues for the six month period ended June 30, 2015, $72.1 million in revenues were from the Tower acquisition. New product launches increased revenues during the six month period ended June 30, 2015 by $25.8 million, or 8%, compared to the prior year period, primarily related to sales of RYTARY® and Lamotrigine ODT. Increased product volumes (including product volumes from the acquisition) increased revenues during the six month period ended June 30, 2015 by $53.2 million, or 17%, compared to the prior year period, while selling price and product mix decreased revenues by $28.5 million, or 9%, compared to the prior year period.

Revenues from our Impax Generics division increased by $17.9 million during the six month period ended June 30, 2015, as compared to the prior year period, driven primarily by the increase in revenues from the Tower acquisition, offset by decreased sales of authorized generic Renvela® during the current period. Revenues from the Impax Specialty Pharma division increased $32.6 million during the six month period ended June 30, 2015 as compared to the same period in 2014, as a result of the launch of RYTARY® as well as product volumes from the acquired companies.

Net loss for the six month period ended June 30, 2015 was $8.2 million, a decrease of $49.7 million as compared to net income of $41.5 million for the six month period ended June 30, 2014. The decrease was primarily attributable to lower margins from product sales and higher operating expenses, in each case compared to the prior year period. We also had higher amortization and costs related to the fair value of inventory of approximately $11.9 million and $5.4 million, respectively, related to the Tower acquisition, partially offset by reduced Hayward facility remediation costs of $11.3 million during the current year period. In addition, we had a loss on debt extinguishment of $16.9 million, related to the payoff of our term loan with Barclays.

Impax Generics

The following table sets forth results of operations for Impax Generics for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,	June 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Generics sales, net	$297,232	$270,078	$27,154	10%
Rx Partner	4,818	11,639	(6,821)	(59)%
Other Revenues	1,370	3,817	(2,447)	(64)%
Total revenues	303,420	285,534	17,886	6%
Cost of revenues	186,880	126,894	59,986	47%
Gross profit	116,540	158,640	(42,100)	(27)%

Operating expenses:
Research and development	23,754	21,962	1,792	8%
Patent litigation expense	2,110	3,940	(1,830)	(46)%
Selling, general and administrative	11,570	6,955	4,615	66%
Total operating expenses	37,434	32,857	4,577	14%
Income from operations	$79,106	$125,783	$(46,677)	(37)%

Revenues

Total revenues for Impax Generics for the six month period ended June 30, 2015, were $303.4 million, an increase of 6% over the same period in 2014, principally resulting from the addition of $56.6 million in revenue from the Tower acquisition as well as increased sales from Diclofenac Sodium and Lamotrigine ODT, offset by decreased revenues from sales of authorized generic Renvela® during the current period.

Cost of Revenues

Cost of revenues was $186.9 million for the six month period ended June 30, 2015, an increase of $60.0 million compared to the prior year period. Other than increased costs related to higher product sales, cost of revenues in the current period increased due to higher product amortization and costs related to the step-up to fair value of inventory in connection with the Tower acquisition, as well as higher severance costs related to the reorganization of our packaging and distribution operations. This increase was partially offset by lower remediation costs, as compared to the prior year period.

Gross Profit

Gross profit for the six month period ended June 30, 2015 was $116.5 million, or approximately 38% of total revenues, as compared to $158.6 million, or approximately 56% of total revenues, in the prior year period. The decrease in sales of authorized generic Renvela® during the current year period, previously a high margin product, was the primary driver for the reduced gross profit compared to the prior year period, as well as unfavorable product mix.

Research and Development Expenses

Total research and development expenses for the six month period ended June 30, 2015 were $23.8 million, an increase of 8%, as compared to $22.0 million in the prior year period. Generic research and development expenses increased by $1.8 million, as compared to the prior year period, primarily due to the addition of research and development projects from the Tower acquisition.

Patent Litigation Expenses

Patent litigation expenses for the six month period ended June 30, 2015 were $2.1 million, as compared to $3.9 million for the six month period ended June 30, 2014. The decrease in patent litigation expenses of $1.8 million compared to the prior year period was the result of legal activity related to several cases in the prior year period for which there was no corresponding activity in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six month period ended June 30, 2015 were $11.6 million, as compared to $7.0 million for the six month period ended June 30, 2014. The increase of $4.6 million compared to the prior year period was primarily the result of an increase in penalties paid to customers for delays or failures to supply product and the addition of the selling, general and administrative expenses from the Tower acquisition.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,	June 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Specialty Pharma sales, net	$53,403	$20,769	$32,634	nm
Other Revenues	455	536	(81)	(15)%
Total revenues	53,858	21,305	32,553	nm
Cost of revenues	26,313	12,551	13,762	nm
Gross profit	27,545	8,754	18,791	nm

Operating expenses:
Research and development	8,203	21,031	(12,828)	(61)%
Patent litigation expense	344	---	344	nm
Selling, general and administrative	27,768	20,955	6,813	33%
Total operating expenses	36,315	41,986	(5,671)	(14)%
Loss from operations	$(8,770)	$(33,232)	$24,462	74%

*nm-not meaningful

Revenues

Total revenues for Impax Specialty Pharma were $53.9 million for the six month period ended June 30, 2015, an increase of $32.6 million over the same period in the prior year, due to the launch of RYTARY® and $15.6 million in revenues from the Tower acquisition during the current period.

Cost of Revenues

Cost of revenues was $26.3 million for the six month period ended June 30, 2015, an increase of $13.8 million over the prior year period. In addition to increased costs related to increased product sales, cost of revenues increased in the six month period ended June 30, 2015 due to higher amortization and costs of $4.4 million related to the step-up to fair value of inventory, each incurred in connection with the Tower acquisition. This increase was partially offset by a $3.6 million reserve included in the cost of revenues during the six months ended June 30, 2014 for pre-launch inventory related to RYTARY® as a result of a Complete Response Letter received in 2014, for which there was no similar amounts included in cost of revenues in the current year period.

Gross Profit

Gross profit was $27.5 million for the six month period ended June 30, 2015, an increase of $18.8 million over the same period in the prior year, due to the launch of RYTARY® and increased profit from the Tower acquisition.

Research and Development Expenses

Total research and development expenses for the six month period ended June 30, 2015 were $8.2 million, a decrease of $12.8 million as compared to $21.0 million in the prior year period. The decrease was primarily driven by a reduction in research and development expenses related to our branded initiatives and decreased personnel costs of $4.1 million compared to the prior year period due to the restructuring and related reduction in workforce primarily in our research and development organization during the fourth quarter ended December 31, 2014. In addition, research and development expense during the prior year period included a $2.0 million upfront fee paid to DURECT Corporation (“Durect”) under an agreement to acquire the exclusive worldwide rights to develop and commercialize Durect’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, for which there was no comparable fee paid in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $27.8 million for the six month period ended June 30, 2015, an increase of $6.8 million as compared to $21.0 million in the prior year period. The increase was primarily driven by an increase in advertising and promotion expenses to support the launch of RYTARY® and related salesforce expansion.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the six month periods ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,	June 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$59,131	$30,384	$28,747	95%
Loss from operations	(59,131)	(30,384)	(28,747)	(95)%

Other income, net	795	107	688	nm
Loss on debt extinguishment	(16,903)	---	(16,903)	nm
Interest income	578	753	(175)	(23)%
Interest expense	(10,928)	28	(10,956)	nm
Loss before income taxes	(85,589)	(29,496)	(56,093)	nm
(Benefit) provision for income taxes	$(7,068)	$21,559	$(28,627)	nm

*nm-not meaningful

General and Administrative Expenses

General and administrative expenses for the six month period ended June 30, 2015 were $59.1 million, a $28.7 million increase over the same period in 2014. The increase was principally driven by higher business development expenses of $13.8 million of which $11.3 million were transaction and/or integration-related activities related to the Tower acquisition, the inclusion of general and administrative expenses from the Tower acquisition of $5.1 million, increased technology expenses of $3.5 million, increased legal expenses of $1.5 million and higher equity based compensation of $4.0 million and net other costs of $0.8 million. The $5.1 million of Tower related general and administrative expenses included $2.4 million in employee severance costs related to the acquisition.

Other Income, net

Other income, net in the six month period ended June 30, 2015 was $0.8 million, as compared to less than $0.1 million in the six month period ended June 30, 2014, primarily related to our sale of an ANDA by the Company for $1.0 million during the current year period.

Loss on debt extinguishment

During the six month period ended June 30, 2015, we recognized a $16.9 million loss on the extinguishment related to the repayment of our term loan with Barclays.

Interest Income

Interest income in the six month period ended June 30, 2015 was $0.6 million, and was relatively consistent with the same period in 2014.

Interest Expense

Interest expense in the six month period ended June 30, 2015 was $10.9 million, an increase of $10.9 million as compared to the prior year period, primarily related to borrowings under our $435 million senior secured term loan with Barclays (which was subsequently repaid in its entirety and terminated on June 30, 2015). Interest expense in the six month period ended June 30, 2015 included $2.3 million in commitment fees incurred prior to the closing of the Tower acquisition, $7.5 million in interest expense incurred on the term loan as well as approximately $1.0 million in amortization of deferred financing costs.

Income Taxes

During the six month period ended June 30, 2015, we recognized an aggregate consolidated tax benefit of $7.1 million for U.S. domestic and foreign income taxes. During the six month period ended June 30, 2014, we recognized an aggregate consolidated tax provision of $21.6 million for U.S. domestic and foreign income taxes. The decrease in the tax provision resulted from lower consolidated income before taxes in the six month period ended June 30, 2015, as compared to the same period in the prior year. The effective tax rate of 46% for the six month period ended June 30, 2015 was higher than the effective tax rate of 34% for the prior year period primarily as a result of a change in the timing and mix of U.S. and foreign income. Other contributing factors to the rate fluctuation included a larger add-back for non-deductible executive compensation limited by section 162(m) of the Internal Revenue Code, which prohibits publicly held corporations from deducting more than $1 million per year in compensation paid to each of certain covered employees, and an increase in the deferred tax asset related to a state research and development tax credit carryforward in a state with indefinite carryforwards.

Liquidity and Capital Resources

We have historically funded our operations with the proceeds from the sale of debt and equity securities and with cash from operations. Currently, our principal source of liquidity is cash from operations, consisting of the proceeds from the sales of our products and the provision of services.

We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future. In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment for such product sales, which may result in a significant use of cash. We believe our existing cash and cash equivalents, together with cash expected to be generated from operations, and our revolving line of credit pursuant to our revolving credit facility entered into on August 4, 2015, will be sufficient to meet our cash requirements through the next 12 months. We may seek additional financing through alliance, collaboration, and licensing agreements, as well as from the debt or equity capital markets to fund the planned capital expenditures, our research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions. We cannot assure that such financing will be available on favorable terms, or at all.

Cash and Cash Equivalents

At June 30, 2015, we had $190.3 million in cash and cash equivalents, a decrease of $24.6 million as compared to December 31, 2014. As more fully discussed below, the decrease in cash and cash equivalents during the six month period ended June 30, 2015 was primarily driven by $507.2 million of net cash used in investing activities and $32.6 million of net cash used in operating activities, partially offset by $514.6 million of cash provided by financing activities and a $0.6 million increase related to the effect of exchange rate changes on cash.

Cash Flows

Six Month Period Ended June 30, 2015 Compared to the Six Month Period Ended June 30, 2014

Net cash used in operating activities for the six month period ended June 30, 2015 was $32.6 million, a decrease of $45.0 million as compared to the prior year period of $12.4 million net cash provided by operating activities. The period over period decrease in net cash provided by operating activities principally resulted from the Company’s reduced net income. The reduction in net income compared to the prior year period was largely driven by the loss on sales of authorized generic Renvela® during the current year period. The increase in net working capital was largely offset by higher amortization and profit sharing accruals. The increase in working capital was largely due to the timing of income tax payments.

Net cash used in investing activities for the six month period ended June 30, 2015, was $507.2 million, an increase of $460.9 million compared to $46.2 million of net cash used in investing activities in the prior year period. The period over period increase in net cash used was due primarily to cash used to fund the Tower acquisition purchase price of $697.2 million (net of cash acquired in the acquisition), partially offset by a change in purchases of short-term investments and maturities of investments of $225.0 million with those cash proceeds used in part to fund the Tower acquisition.

Net cash provided by financing activities for the six month period ended June 30, 2015 was $514.6 million, representing an increase of $505.4 million as compared to $9.2 million of net cash provided by financing activities in the prior year period. The period over period increase in net cash provided by financing activities was due to the sale of our convertible notes.  Please refer to “Outstanding Debt Obligations” below for details regarding our debt obligations.

Outstanding Debt Obligations

2% Convertible Senior Notes due June 2022

On June 30, 2015, we issued an aggregate principal amount of $600.0 million of 2.00% Convertible Senior Notes due June 2022 (the “Notes”) in a private placement offering, which are our senior unsecured obligations. The Notes were issued pursuant to an Indenture dated June 30, 2015 (the “Indenture”) between us and Wilmington Trust, N.A. as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be due and payable immediately. The Notes will mature on June 15, 2022, unless earlier redeemed, repurchased or converted. The Notes bear interest at a rate of 2.00% per year, and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.

The conversion rate for the Notes is initially set at 15.7858 shares per $1,000 of principal amount, which is equivalent to an initial conversion price of $63.35 per share of our common stock. If a Make-Whole Fundamental Change (as defined in the Indenture) occurs or becomes effective prior to the maturity date and a holder elects to convert its Notes in connection with the Make-Whole Fundamental Change, we are obligated to increase the conversion rate for the Notes so surrendered by a number of additional shares of our common stock as prescribed in the Indenture. Additionally, the conversion rate is subject to adjustment in the event of an equity restructuring transaction such as a stock dividend, stock split, spinoff, rights offering, or recapitalization through a large, nonrecurring cash dividend (“standard antidilution provisions,” per ASC 815-40 – Contracts in Entity’s Own Equity).

The Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding December 15, 2021 only under the following circumstances:

(i)

If during any calendar quarter commencing after the quarter ending September 30, 2015 (and only during such calendar quarter) the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; or

(ii)

If during the five business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 of principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last report sale price of our common stock and the conversion rate on each such trading day; or

(iii)	Upon the occurrence of corporate events specified in the Indenture

On or after December 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their Notes at any time, regardless of the foregoing circumstances. We may satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election and in the manner and subject to the terms and conditions provided in the Indenture.

Concurrently with the offering of the Notes and using a portion of the proceeds from the sale of the Notes, we entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Notes. The Note Hedge Transactions and Warrant Transactions are separate transactions, in each case, entered into by us with a financial institution and are not part of the terms of the Notes. These transactions will not affect any holder’s rights under the Notes, and the holders of the Notes have no rights with respect to the Note Hedge Transactions and Warrant Transactions. See “Note 5 – Derivatives” and “Note 17 – Stockholders’ Equity” for additional information.

As of the June 30, 2015 issuance date of the Notes, we did not have the necessary number of authorized but unissued shares of its common available to settle the conversion option of the Notes in shares of our common stock. Unless and until our stockholders approve a sufficient increase in the authorized share count, we are required to settle the principal amount and conversion spread of the Notes in cash. Therefore, in accordance with guidance found in ASC 470-20 – Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-15 – Embedded Derivatives (“ASC 815-15”), the conversion option of the Notes was deemed an embedded derivative which must be bifurcated from the Notes (host contract) and accounted for separately as a derivative liability. The fair value of the conversion option derivative liability at June 30, 2015 was approximately $167.0 million, which was recorded with an offsetting debit to the book value of the debt. This debt discount will be amortized to interest expense over the term of the debt using the effective interest method.

In connection with the issuance of the Notes, we incurred approximately $18.6 million of debt issuance costs for banking, legal, and accounting fees and other expenses. This was also recorded on our balance sheet as a debt discount, in accordance with our early adoption of Accounting Standards Update (“ASU”) No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and will be amortized to interest expense over the term of the debt using the effective interest method.

As the private offering closed on the last day of the quarter ended June 30, 2015, there was no related interest expense recorded for the quarter, and there was no accrued interest payable balance on the Notes as of June 30, 2015. As the Notes mature in 2022, they have been classified as long-term debt on our balance sheet, with a book balance of approximately $414.4 million as of June 30, 2015.

Loss on Early Extinguishment of Debt – Barclays $435.0 Million Term Loan

In connection with the acquisition of Tower during the first quarter of 2015, we entered into a $435.0 million senior secured term loan facility (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver” and together with the Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among us, the lenders party thereto from time to time and Barclays Bank PLC, as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, we incurred debt issuance costs of approximately $17.8 million, which were previously reflected as a debt discount on our balance sheet in accordance with ASU 2015-03. Prior to repayment of the Term Loan on June 30, 2015, these debt issuance costs were amortized to interest expense over the term of the loan using the effective interest rate method.

On June 30, 2015, we used approximately $436.4 million of the proceeds from the sale of the Notes to repay the $435.0 million of principal and approximately $1.4 million of accrued interest due on our Term Loan under the Barclays Credit Agreement. In connection with this repayment of the loan, we recorded a loss on early extinguishment of debt of approximately $16.9 million related to the unamortized portion of the deferred debt issuance costs during the quarter ended June 30, 2015.

For the three months ended June 30, 2015, we incurred total interest expense on the Term Loan of approximately $6.8 million, of which $6.0 million was cash and $0.8 million was non-cash amortization of the deferred debt issuance costs. For the six months ended June 30, 2015, we incurred total interest expense on the Term Loan of approximately $10.7 million, of which $9.8 million was cash and $0.9 million was non-cash amortization of the deferred debt issuance costs. Included in the year-to-date cash interest expense of $9.8 million is approximately $2.3 million related to a ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders’ commitment of the Term Loan until the actual allocation of the loan occurred.

Closure of Credit Facility – Barclays $50.0 Million Revolver

On June 30, 2015, in connection with the repayment of the Term Loan, we voluntarily terminated our Barclays Revolver. There were no borrowings during the time the facility was in place.

For the three months ended June 30, 2015, we incurred unused line fees of approximately $67,000. For the six months ended June 30, 2015, we incurred unused line fees of approximately $82,000. All fees were paid in full as of June 30, 2015 as a condition to closing the facility.

As a result of the repayment of the Barclays Senior Secured Credit Facilities described above, liens and other security interest held by the lenders on certain of our properties and assets were released and the Barclays Credit Agreement was terminated in accordance with its terms on June 30, 2015.

Closure of Credit Facility – Wells Fargo $50.0 Million Revolver

As of December 31, 2014, we were a party to a Credit Agreement, as amended, with Wells Fargo Bank, N.A. as lender and administrative agent (the “Wells Fargo Credit Facility”) which provided us with a revolving line of credit in the aggregate principal amount of up to $50.0 million. The Wells Fargo Credit Facility matured in accordance with the terms therein on February 11, 2015 and was not renewed. There were no borrowings under this facility during the time it was available to us.

New Revolving Credit Facility

See “Note 22 – Subsequent Events” for information on our credit facility with Royal Bank of Canada dated August 4, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations

As of June 30, 2015, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

 In May 2014, the FASB issued updated guidance regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. This guidance will be the same for both U.S. GAAP and International Financial Reporting Standards (IFRS). In July 2015, the FASB deferred the effective date by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the effect that this guidance may have on our consolidated financial statements.

In April 2015, the FASB issued updated guidance on the presentation requirements for debt issuance costs and debt discount and premium. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. We adopted this guidance during the three month period ended March 31, 2015 and it did not have a material impact on our results of operations.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents and short-term investments included a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. As a result, the portfolio was subject to interest rate risk. Based on the average duration of our investments as of December 31, 2014, an increase of one percentage point in interest rates would have resulted in an increase in interest income of approximately $2.4 million. The carrying value of the portfolio approximates the market value at December 31, 2014.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. We limit our credit risk associated with cash equivalents and short-term investments by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly-rated money market funds. We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers.

Prior to June 30, 2015, we had no derivative assets or liabilities and did not engage in any hedging activities. As a result of our June 30, 2015 issuance of the Notes described in “Item 1. Financial Statements - Note 5. Derivatives”, the conversion option of the Notes met the criteria for an embedded derivative liability that required bifurcation and separate accounting. Contemporaneously with the issuance of the Notes, we entered into a series of convertible note hedge and warrant transactions, resulting in a derivative asset for the call options purchased. These derivative instruments are subject to remeasurement at each reporting period, with changes in fair value reflected in current period earnings. The variability in the fair value of the derivative instruments results from changes in inputs such as our stock price, our stock price volatility, and risk- free interest rates, which are subject to market volatility and are outside of the our control.

We do not use derivative financial instruments or engage in hedging activities in our ordinary course of business and have no material foreign currency exchange exposure or commodity price risks. See “Item 15. Exhibits and Financial Statement Schedules – Note 17. Segment Information” for more information regarding the value of our investment in Impax Laboratories (Taiwan), Inc., as filed on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.     Other Information

Item 1.        Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 1. Financial Statements – Note 20. Legal and Regulatory Matters” and is incorporated by reference herein.

Item 1A.     Risk Factors

During the quarter ended June 30, 2015, except as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

The terms of our senior secured credit facility and the indenture governing our 2.00% Convertible Senior Notes Due June 2022 impose financial and operating restrictions on us.

We have a $100.0 million senior secured revolving credit facility (the “Senior Secured Credit Facility”) pursuant to a credit agreement, dated as of August 4, 2015, by and among us, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent, and an indenture dated June 30, 2015 between us and Wilmington Trust, National Association (the “Indenture”) governing our 2.00% Convertible Senior Notes Due 2022 (the “Notes”). Our Senior Secured Credit Facility and Indenture contain a number of negative covenants that limit our ability to engage in activities. These covenants limit or restrict, among other things, our ability to:

•	incur additional debt, guarantee other obligations or grant liens on our assets;
•	make certain loans or investments;
•	undertake certain acquisitions, mergers or consolidations, or dispose of assets;
•	make optional payments or modify certain debt instruments;
•	pay dividends or other payments on our capital stock, enter into arrangements that restrict our and our restricted subsidiaries’ ability to pay dividends or grant liens; or
•	engage in certain transactions with our affiliates.

The terms of our Senior Secured Credit Facility also include a financial covenant which requires us to maintain a certain total net leverage ratio. These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests.  If we breach any of the covenants in our Senior Secured Credit Facility or Indenture, we may be in default and our borrowings under the facility and the Notes could be declared due and payable, including accrued interest and other fees, which could have a material adverse effect on our business, results of operations and financial condition.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At June 30, 2015, our total consolidated liabilities were $1.04 billion, including $600 million of outstanding convertible notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business;
•	dilution experienced by our existing stockholders as a result of the conversion of the convertible notes into shares of common stock; and
•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

We cannot assure you that we will be able to continue to maintain sufficient cash reserves or continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness then outstanding, we would be in default, which would permit the holders of the affected indebtedness to accelerate the maturity of such indebtedness and could cause defaults under our other indebtedness. Any default under any indebtedness could have a material adverse effect on our business, results of operations and financial condition.

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

During the quarters ended March 31, 2012, March 31, 2013 and September 30, 2014, the FDA conducted inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The Form 483 issued during the quarter ended March 31, 2012 contained observations primarily relating to our Quality Control Laboratory, the Form 483 issued during the quarter ended March 31, 2013 contained several observations pertaining to the operations of the Hayward facility, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter and the Form 483 issued during the quarter ending September 30, 2014 contained seven inspectional observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013. On May 8, 2015, we received a Form 483 with three inspectional observations following the FDA’s inspection of our Hayward manufacturing facility beginning from early April through early May 2015. The May 2015 inspection included a general cGMP inspection as well as pre approval inspections (PAI) for multiple pending products at the FDA. At the time of the inspection, the FDA did not provide any status or classification to these observations and, pursuant to its established regulatory process, would defer classification until it has reviewed our response to each observation. We were, however, able to confirm that the FDA’s inspection at our Hayward facility in 2014 was officially classified as Voluntary Action Indicated (VAI). We have provided the FDA with what we believe to be our complete written responses relating to the observations from the May 2015 inspection. To date, we have not been informed by the FDA as to whether a satisfactory re-inspection of our Hayward manufacturing facility will be required to close out the warning letter on our Hayward manufacturing facility.

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

On March 11, 2015, we received a Form 483 with two observations regarding adverse event reporting and annual report submissions in Horsham, Pennsylvania (one of the sites we acquired in the Tower and Lineage acquisition). We provided the FDA with what we believe to be our complete written responses relating to the observations in the Form 483 at the end of March 2015 and are awaiting classification of the inspection from the Agency.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended June 30, 2015.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	127,969 shares of common stock	$46.69	—	—
May 1, 2015 to May 31, 2015A	19,247 shares of common stock	$45.00	—	—
June 1, 2015 to June 30, 2015	-- shares of common stock	$--	—	—

(1)

Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.     Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.     Mine Safety Disclosures.

Not Applicable.

ITEM 5.     Other Information.

Not Applicable.

ITEM 6.	Exhibits

Exhibit No.	Description of Document

3.1.1	Amendment No. 2 to Amended and Restated Bylaws of Impax Laboratories, Inc.

3.1.2	Amendment No. 1 to Amended and Restated Bylaws of Impax Laboratories, Inc.

3.1.3	Amended and Restated Bylaws of Impax Laboratories, Inc., effective May 14, 2014.

4.1	Indenture, dated as of June 30, 2015, between Impax Laboratories, Inc., and Wilmington Trust, National Association, as trustee. (1)

10.1	Letter Agreement, dated June 25, 2015, between RBC Capital Markets LLC and Impax Laboratories, Inc., regarding the Base Warrants. (1)

10.2	Letter Agreement, dated June 25, 2015, between RBC Capital Markets LLC and Impax Laboratories, Inc., regarding the Base Call Option Transaction. (1)

10.3	Letter Agreement, dated June 26, 2015, between RBC Capital Markets LLC and Impax Laboratories, Inc., regarding the Additional Warrants. (1)

10.4	Letter Agreement, dated June 26, 2015, between RBC Capital Markets LLC and Impax Laboratories, Inc., regarding the Additional Call Option Transaction. (1)

10.5	Credit Agreement dated as of August 4, 2015, by and among Impax Laboratories, Inc., the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent. (2)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 18 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2015, (v) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2015 and 2014 and (vi) Notes to Interim Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2015		Impax Laboratories, Inc.

	By:	/s/ Fred Wilkinson

Name: Fred Wilkinson

Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1.1	Amendment No. 2 to Amended and Restated Bylaws of Impax Laboratories, Inc.

3.1.2	Amendment No. 1 to Amended and Restated Bylaws of Impax Laboratories, Inc.

3.1.3	Amended and Restated Bylaws of Impax Laboratories, Inc., effective May 14, 2014

4.1	Indenture, dated as of June 30, 2015, between Impax Laboratories, Inc., and Wilmington Trust, National Association, as trustee. (1)

10.1	Letter Agreement, dated June 25, 2015, between RBC Capital Markets LLC and Impax Laboratories, Inc., regarding the Base Warrants. (1)

10.2	Letter Agreement, dated June 25, 2015, between RBC Capital Markets LLC and Impax Laboratories, Inc., regarding the Base Call Option Transaction. (1)

10.3	Letter Agreement, dated June 26, 2015, between RBC Capital Markets LLC and Impax Laboratories, Inc., regarding the Additional Warrants. (1)

10.4	Letter Agreement, dated June 26, 2015, between RBC Capital Markets LLC and Impax Laboratories, Inc., regarding the Additional Call Option Transaction. (1)

10.5	Credit Agreement dated as of August 4, 2015, by and among Impax Laboratories, Inc., the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent. (2)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 18 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2015, (v) Consolidated Statements of Cash Flows for each of the three and six months ended June 30, 2015 and 2014 and (vi) Notes to Interim Consolidated Financial Statements.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2015.