Form 10-Q
period 2015-09-30
IMPAX LABORATORIES INC
filed 2015-11-09
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

As of November 2, 2015, there were 70,513,639 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

INDEX

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (unaudited)	3

- Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014		3

- Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014		4

- Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014		5

- Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015		6

- Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014		7

- Notes to Interim Consolidated Financial Statements		9

Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	58
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	85
Item 4:	Controls and Procedures	86

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings	87
Item 1A:	Risk Factors	87
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	88
Item 3:	Defaults Upon Senior Securities	89
Item 4:	Mine Safety Disclosures	89
Item 5:	Other Information	89
Item 6:	Exhibits	90

SIGNATURES

EXHIBIT INDEX

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

 Impax Laboratories, Inc.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share data)

 (unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$318,402	$214,873
Short-term investments	---	199,983
Accounts receivable, net	228,502	146,490
Inventory, net	130,272	80,570
Deferred income taxes	83,503	54,825
Prepaid expenses and other current assets	37,120	33,710
Total current assets	797,799	730,451

Property, plant and equipment, net	206,127	188,169
Derivative asset	87,000	---
Other assets	66,299	64,455
Deferred income taxes	131	41,837
Intangible assets, net	628,354	26,711
Goodwill	210,166	27,574
Total assets	$1,995,876	$1,079,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,271	$31,976
Accrued expenses	159,891	110,470
Accrued profit sharing and royalty expenses	37,423	15,346
Current portion of deferred revenue	907	907
Total current liabilities	235,492	158,699

Long-term debt	419,413	---
Derivative liability	111,000	---
Deferred revenue	2,722	3,403
Deferred income taxes	163,560	---
Other liabilities	35,024	29,218
Total liabilities	967,211	191,320
Commitments and contingencies (Notes 12 and 20)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, no shares outstanding at September 30, 2015 and December 31, 2014	---	---
Common stock, $0.01 par value, 90,000,000 shares authorized and 73,151,559 and 71,470,802 shares issued at September 30, 2015 and December 31, 2014, respectively	731	714
Additional paid-in capital	482,427	364,103
Treasury stock at cost - 243,729 shares	(2,157)	(2,157)
Accumulated other comprehensive loss	(11,132)	(6,009)
Retained earnings	558,796	531,226
Total stockholders’ equity	1,028,665	887,877
Total liabilities and stockholders’ equity	$1,995,876	$1,079,197

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Impax Generics Division revenues, net	$180,666	$145,633	$484,086	$431,167
Impax Specialty Pharma Division revenues, net	40,433	12,366	94,291	33,671
Total revenues	221,099	157,999	578,377	464,838
Cost of revenues	127,550	73,561	340,743	213,006
Gross profit	93,549	84,438	237,634	251,832

Operating expenses:
Research and development	18,631	18,756	50,588	61,749
Patent litigation expense	1,052	1,293	3,506	5,233
Selling, general and administrative	46,307	38,888	144,776	97,182
Total operating expenses	65,990	58,937	198,870	164,164
Income from operations	27,559	25,501	38,764	87,668
Other income, net	134	8	929	115
Loss on debt extinguishment	---	---	(16,903)	---
Gain on sale of asset	45,574	---	45,574	---
Net change in fair value of derivatives	(4,000)	---	(4,000)	---
Interest income	247	370	825	1,123
Interest expense	(8,182)	(25)	(19,110)	3
Income before income taxes	61,332	25,854	46,079	88,909
Provision for income taxes	25,577	10,117	18,509	31,676
Net income	$35,755	$15,737	$27,570	$57,233
Net income per share:
Basic	$0.51	$0.23	$0.40	$0.84
Diluted	$0.49	$0.22	$0.38	$0.81
Weighted-average common shares outstanding:
Basic	69,820,348	68,254,327	69,378,792	68,019,336
Diluted	72,777,746	70,715,226	72,548,557	70,304,933

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$35,755	$15,737	$27,570	$57,233
Currency translation adjustments	(8,707)	(2,798)	(5,123)	(2,813)
Comprehensive income	$27,048	$12,939	$22,447	$54,420

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Treasury	Comprehensive	Retained
Stockholders’ Equity	Shares	Par Value	Capital	Stock	Loss	Earnings	Total
Balance at December 31, 2014	71,228	$714	$364,103	$(2,157)	$(6,009)	$531,226	$887,877
Sale of warrants	---	---	88,320	---	---	---	88,320
Exercise of stock options, issuance of restricted stock and sale of common stock under ESPP	1,680	17	2,940	---	---	---	2,957
Share-based compensation expense	---	---	21,851	---	---	---	21,851
Tax benefit related to exercise of stock options and restricted stock	---	---	5,213	---	---	---	5,213
Currency translation adjustments	---	---	---	---	(5,123)	---	(5,123)
Net income	---	---	---	---	---	27,570	27,570
Balance at September 30, 2015	72,908	$731	$482,427	$(2,157)	$(11,132)	$558,796	$1,028,665

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

Impax Laboratories, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$27,570	$57,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,664	24,551
Loss on debt extinguishment	16,903	---
Gain on sale of asset	(45,574)	---
Net change in fair value of derivatives	4,000	---
Charge for licensing agreement	---	2,000
Intangible asset impairment charge	---	2,876
Provision for inventory reserves	(10,204)	5,833
Accretion of interest income on short-term investments	(81)	(603)
Non-cash interest expense	6,026	---
Deferred income taxes – net and uncertain tax positions	(8,833)	(8,741)
Tax impact related to the exercise of employee stock options and restricted stock	(5,213)	(1,736)
Deferred revenue	(681)	(3,150)
Accrued profit sharing and royalty expense	95,334	37,065
Payments of profit sharing and royalty expense	(79,330)	(35,014)
Share-based compensation expense	21,851	15,309
Changes in certain assets and liabilities:
Accounts receivable	(25,180)	(39,294)
Inventory	(8,818)	(19,315)
Prepaid expenses and other assets	7,025	1,771
Accounts payable and accrued expenses	(5,505)	13,555
Other liabilities	(2,878)	1,599
Net cash provided by operating activities	35,076	53,939

Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(691,348)	---
Purchase of short-term investments	---	(314,306)
Maturities of short-term investments	200,064	301,385
Purchases of property, plant and equipment	(14,709)	(23,968)
Proceeds from sale of assets	59,546	---
Payments for licensing agreements and acquisitions	(5,550)	(11,000)
Net cash used in investing activities	(451,997)	(47,889)

Cash flows from financing activities:
Proceeds from issuance of term loan	435,000	---
Repayment of term loan	(435,000)	---
Payment of deferred financing fees	(36,941)	---
Proceeds from sale of convertible notes	600,000	---
Purchase of bond hedge derivative asset	(147,000)	---
Proceeds from sale of warrants	88,320	---
Tax impact related to the exercise of employee stock options and restricted stock	5,213	1,736
Proceeds from exercise of stock options and ESPP	10,928	8,961
Net cash provided by financing activities	520,520	10,697

Effect of exchange rate changes on cash and cash equivalents	(70)	(889)

Net increase in cash and cash equivalents	103,529	15,858
Cash and cash equivalents, beginning of period	214,873	184,612
Cash and cash equivalents, end of period	$318,402	$200,470

Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended
(in $000's)	September 30, 2015	September 30, 2014
Cash paid for interest	$9,843	$16
Cash paid for income taxes	$24,599	$48,047

Accrued vendor invoices of approximately $992,000 and $911,000 at September 30, 2015 and 2014, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses and prepaid and other assets. Depreciation expense was $7,695,000 and $5,117,000 for the three months ended September 30, 2015 and 2014, respectively, and was $19,242,000 and $15,144,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

Acquisition of Tower Holdings, Inc. (“Tower”) and Lineage Therapeutics Inc. (“Lineage”)

On March 9, 2015, Impax completed its acquisition of Tower, including its operating subsidiaries CorePharma LLC (“CorePharma”) and Amedra Pharmaceuticals LLC (“Amedra Pharmaceuticals”), and Lineage for a purchase price of approximately $691.3 million, net of approximately $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage (the “Transaction”). The privately-held companies specialized in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. For additional information on the acquisition and the related financing of the acquisition, refer to “Note 10 – Business Acquisitions” and “Note 14 – Debt.”

In connection with the Transaction, the Company recorded an accrual for severance and related termination costs of $2.4 million in the nine month period ended September 30, 2015 related to the elimination of approximately 10 positions at the acquired companies. As of September 30, 2015, $1.0 million has been paid and the Company currently expects the remainder of this balance to be paid by the first half of 2016.

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

Impax Specialty Pharma is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, RYTARY® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company began marketing in the United States (“U.S.”) in April 2015. The Company has also filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 (brand name NUMIENT™ outside of the United States) and on September 24, 2015 the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a positive opinion recommending that NUMIENT™ be granted approval for the symptomatic treatment of adult patients with Parkinson’s disease. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories, and Albenza®, indicated for the treatment of tapeworm infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 21 – Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 21 – Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.

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

The accompanying unaudited interim consolidated financial statements of the Company, have been prepared based upon United States Securities and Exchange Commission (“SEC”) rules permitting reduced disclosure for interim periods, and include all adjustments necessary for a fair presentation of statements of income, statements of comprehensive income, statements of cash flows, statement of changes in stockholders’ equity and financial condition for the interim periods shown, including normal recurring accruals and other items, noted below. While certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules and regulations, the Company believes the disclosures are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan), Inc., Impax Laboratories USA, LLC, ThoRx Laboratories, Inc., Impax International Holding, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) BV and Impax Laboratories (Netherlands) CV, Lineage Therapeutics Inc. and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain, LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at September 30, 2015. All significant intercompany accounts and transactions have been eliminated.

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

Restructuring of Packaging and Distribution Operations

On June 30, 2015, the Company committed to a restructuring of its packaging and distribution operations. As a result of this restructuring, the Company will be closing its Philadelphia packaging site and all Company-wide distribution operations will be outsourced to United Parcel Services (UPS). In conjunction with the restructuring, approximately 93 positions have been eliminated. The Company recorded an accrual for severance and related termination costs of $2.6 million in the three month period ended June 30, 2015. As of September 30, 2015, $0.4 million has been paid and the Company currently expects the remainder of this balance to be paid by December 31, 2015.

Update to Significant Accounting Policies

Derivatives

The Company generally does not use derivative instruments or engage in hedging activities in its ordinary course of business. Prior to June 30, 2015, the Company had no derivative assets or liabilities and did not engage in any hedging activities. As a result of the Company’s June 30, 2015 issuance of the convertible senior notes described in “Note 14 – Debt”, the conversion option of the notes met the criteria for an embedded derivative liability which required bifurcation and separate accounting. Contemporaneously with the issuance of the notes, the Company entered into a series of convertible note hedge and warrant transactions which in combination are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the notes. See “Note 5 – Derivatives” and “Note 17 – Stockholders’ Equity” for additional information regarding the note hedge transactions and warrant transactions. While the warrants sold were classified as equity and recorded in additional paid-in capital, the call options purchased were classified as a bond hedge derivative asset on the Company’s consolidated balance sheet. The Company engages a third-party valuation firm with expertise in valuing financial instruments to determine the fair value of the bond hedge derivative asset and conversion option derivative liability at each reporting period. The Company’s consolidated balance sheet reflects the fair value of the derivative asset and liability as of the reporting date, and changes in the fair value are reflected in current period earnings, as appropriate.

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

In April 2015, the FASB issued updated guidance on the presentation requirements for debt issuance costs and debt discount and premium. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance in the three month period ended March 31, 2015, and it had no effect on the Company’s results of operations. In August 2015, the FASB issued updated guidance on the presentation and measurement of debt issuance costs associated with line-of-credit arrangements. The guidance previously issued in April 2015 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. The August update states that the debt issuance costs shall be presented as an asset and deferred debt issuance costs shall be amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this guidance in the three month period ended September 30, 2015, and it had no effect on the Company’s results of operations.

In July 2015, the FASB issued updated guidance regarding the accounting for and measurement of inventory. The update requires that inventory measured using first-in, first-out (FIFO) shall be measured at the lower of cost and net realizable value. When there is evidence that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The guidance will be effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In September 2015, the FASB issued updated guidance regarding the accounting for and disclosure of measurement-period adjustments that occur in periods after a business combination is consummated. This update requires that the acquirer recognize measurement-period adjustments in the reporting period in which they are determined. Prior period information should not be revised. This update also requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in the current-period income statement that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The effective date for annual and interim periods begins after December 15, 2016. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

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

There were no short-term investments outstanding as of September 30, 2015. A summary of short-term investments as of December 31, 2014 is as follows:

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

The fair value of the Bond Hedge Derivative Asset at September 30, 2015 was $87.0 million, which is shown as a long-term asset on the Company’s consolidated balance sheet. The fair value was determined by a model-derived valuation utilizing Level 2 inputs which are observable or whose significant value drivers are observable. The following table summarizes the inputs and assumptions used in the Black-Scholes model to calculate the fair value of Bond Hedge Derivative Asset as of September 30, 2015:

Common stock price	$35.21
Exercise price	$63.35
Risk-free interest rate	1.69%
Volatility	40%
Dividend yield	0%
Remaining contractual term (in years)	6.7

Derivative Liability

As of the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common stock available to share-settle the conversion option of the Notes. Until the Company’s stockholders approve a sufficient increase in the authorized number of shares of the Company’s common stock, the Company is required to settle the principal amount and conversion spread of the Notes in cash. Therefore, in accordance with guidance found in ASC 470-20 and ASC 815-15, the conversion option of the Notes was deemed an embedded derivative that must be bifurcated from the Notes (host contract) and accounted for separately as a derivative liability. This derivative liability will be remeasured at fair value at each reporting period, and changes in fair value will be reflected in current period earnings, as appropriate.

The fair value of the conversion option derivative liability at September 30, 2015 was $111.0 million, which is shown as a long-term liability on the Company’s consolidated balance sheet. The fair value was determined by a model-derived valuation utilizing Level 2 inputs which are observable or whose significant value drivers are observable. The following table summarizes the inputs and assumptions used in the binomial lattice model to calculate the fair value as of September 30, 2015:

Common stock price	$35.21
Exercise price	$63.35
Risk-free interest rate	1.69%
Volatility	40%
Annual coupon rate	2%
Remaining contractual term (in years)	6.7

During the three month period ended September 30, 2015, the Company recognized in its consolidated statement of income $4.0 million of net expense related to the change in the fair value of the derivative instruments.

6.  FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of September 30, 2015 and December 31, 2014 due to their short-term nature.

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

●	Level 3 - Inputs are unobservable and reflect the Company's own assumptions, based on the best information available, including the Company's own data.

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are indicated below:

	As of September 30, 2015 (in thousands)
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Bond hedge derivative asset	$87,000	$87,000	$-	$87,000	$-
Deferred compensation plan (1)	$25,249	$25,249	$-	$25,249	$-

Liabilities
2% convertible senior notes due June 2022	$419,413	$541,500	$541,500	$-	$-
Conversion option derivative liability	$111,000	$111,000	$-	$111,000	$-
Deferred compensation plan (1)	$24,762	$24,762	$-	$24,762	$-

	As of December 31, 2014 (in thousands)
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$199,983	$199,899	$199,899	$-	$-
Deferred compensation plan (1)	$29,241	$29,241	$-	$29,241	$-

Liabilities
Deferred compensation plan (1)	$25,837	$25,837	$-	$25,837	$-

(1)

The deferred compensation liability is a non-current liability recorded at the value of the amount owed to the plan participants, with changes in value recognized as a compensation expense in the Company’s consolidated statements of income. The calculation of the deferred compensation obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in the line items captioned “Other liabilities” on the Company’s consolidated balance sheets. The Company invests in corporate-owned life insurance (“COLI”) policies, of which the cash surrender value is included in the line item captioned “Other assets” on the Company’s consolidated balance sheets.

7.  ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows:

(in $000’s)	September 30, 2015	December 31, 2014
Gross accounts receivable	$575,750	$287,362
Less: Rebate reserve	(238,893)	(88,812)
Less: Chargeback reserve	(83,890)	(43,125)
Less: Other deductions	(24,465)	(8,935)
Accounts receivable, net	$228,502	$146,490

A roll-forward of the rebate and chargeback reserves activity for the nine months ended September 30, 2015 and the year ended December 31, 2014 is as follows:

(in $000’s) Rebate reserve	September 30, 2015	December 31, 2014
Beginning balance	$88,812	$88,449
Acquired balances	75,448	--
Provision recorded during the period	368,929	260,747
Credits issued during the period	(294,296)	(260,384)
Ending balance	$238,893	$88,812

(in $000’s) Chargeback reserve	September 30, 2015	December 31, 2014
Beginning balance	$43,125	$37,066
Acquired balances	24,532	--
Provision recorded during the period	584,078	487,377
Credits issued during the period	(567,845)	(481,318)
Ending balance	$83,890	$43,125

Other deductions include allowance for uncollectible amounts and cash discounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers, with such allowances for specific amounts on certain accounts. The Company had an allowance for uncollectible amounts of $3,259,000 and $515,000 at September 30, 2015 and December 31, 2014, respectively.

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

Inventory, net of carrying value reserves at September 30, 2015 and December 31, 2014 consisted of the following:

(in $000’s)	September 30, 2015	December 31, 2014
Raw materials	$58,292	$34,681
Work in process	7,112	2,447
Finished goods	78,363	55,102
Total inventory	143,767	92,230
Less: Non-current inventory	13,495	11,660
Total inventory-current	$130,272	$80,570

In connection with the Transaction, the Company acquired $34.0 million in inventory, including approximately $3.0 million of non-current inventory included in “Other Non-current Assets” on the Company’s consolidated balance sheets.

Inventory carrying value reserves were $22,107,000 and $25,639,000 at September 30, 2015 and December 31, 2014, respectively. The carrying value of unapproved inventory less reserves was $9,713,300 and $7,312,000 at September 30, 2015 and December 31, 2014, respectively.

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

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

(in $000’s)	September 30, 2015	December 31, 2014
Land	$5,773	$5,773
Buildings and improvements	167,172	154,374
Equipment	135,698	122,184
Office furniture and equipment	14,917	12,623
Construction-in-progress	16,200	9,404
Property, plant and equipment, gross	339,760	304,358

Less: Accumulated depreciation	(133,633)	(116,189)
Property, plant and equipment, net	$206,127	$188,169

In connection with the Transaction, the Company acquired $27.5 million in property, plant and equipment.

In connection with the Company’s restructuring of its packaging and distribution operations discussed in “Note 1 – The Company & Basis of Presentation”, the Company recorded $2.4 million of accelerated depreciation on certain buildings, leasehold improvements and machinery and equipment, in addition to $0.4 million of accelerated lease expense during the third quarter of 2015.

10. BUSINESS ACQUISITIONS

On March 9, 2015, the Company completed its previously announced acquisition of all of the outstanding shares of common stock of Tower and Lineage, pursuant to the Stock Purchase Agreement dated as of October 8, 2014, by and among the Company, Tower, Lineage, Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., and the other parties thereto, including holders of certain options and warrants to acquire the common stock of Tower or Lineage. In connection with the Transaction, options and warrants of Tower and Lineage were cancelled. The total consideration paid for Tower and Lineage was approximately $691.3 million, net of approximately $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage. The Company incurred acquisition-related costs related to the Transaction of approximately $11 million, of which approximately $7 million are included in selling, general and administrative expenses in the Company’s consolidated statement of income for the nine months ended September 30, 2015.

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

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The following tables summarize the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in the Transaction at the acquisition date, net of cash acquired of approximately $41.5 million:

(in $000’s)
Accounts receivable(1)	$56,851
Inventory	31,259
Income tax receivable and other prepaid expenses	11,690
Deferred income taxes	24,508
Property, plant and equipment	27,540
Intangible assets	632,600
Assets held for sale	4,000
Goodwill	182,592
Other non-current assets	3,844
Total assets assumed	974,884

Current liabilities	64,938
Other non-current liabilities	7,799
Deferred tax liability	210,799
Total liabilities assumed	283,536

Cash paid, net of cash acquired	$691,348

(1)

The accounts receivable acquired in the Transaction had a fair value of approximately $57 million, including an allowance for doubtful accounts of approximately $9 million, which represents the Company’s best estimate on March 9, 2015 (the closing date of the Transaction) of the contractual cash flows not expected to be collected by the acquired companies in the Transaction.

Intangible Assets

The following table identifies the Company’s preliminary allocations of purchase price to intangible assets including the weighted-average amortization period in total and by major intangible asset class:

(in $000’s)	Estimated Fair Value	Weighted-Average Estimated Useful Life (years)
Currently marketed products	$381,100	13
Royalties and contract manufacturing relationships	80,800	12
In-process research and development	170,700	n/a
Total intangible assets	$632,600	12

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

Goodwill

The Company recorded approximately $182.6 million of goodwill in connection with the Transaction, some of which will not be tax-deductible. Approximately $60.2 million of this goodwill was assigned to the Impax Specialty Pharma segment and approximately $122.4 million was assigned to the Impax Generics segment. Factors that contributed to the Company’s preliminary recognition of goodwill include the Company’s intent to expand its generic and branded pharmaceutical product portfolios and to acquire certain benefits from the Tower and Lineage product pipelines in addition to the anticipated synergies that the Company expects to generate from the acquisition.

Revenues and Earnings from Tower and Lineage for the Three and Nine Months Ended September 30, 2015

Included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2015 were revenues of approximately $47.9 million and $120.0 million, respectively, and loss before income taxes of approximately $0.3 million and $1.3 million, respectively, representing the results of operations of Tower and Lineage and their subsidiaries.

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2015 and 2014 (assuming the closing of the acquisition of Tower and Lineage occurred on January 1, 2014) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
(in $000’s)
Total revenues	$221,099	$222,817	$610,814	$640,788
Net income	$39,097	$19,614	$40,007	$43,835

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Transaction taken place on January 1, 2014. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects primarily the following adjustments:

•	Adjustments to amortization expense related to identifiable intangible assets acquired. Net income for the three and nine month periods ending September 30, 2015 reflects the lack of amortization expense for an acquired intangible asset with a short remaining estimated useful life, which causes the asset to be fully amortized by the end of 2014 under the pro forma assumption that the acquisition took place January 1, 2014;

•	Adjustments to depreciation expense related to property, plant and equipment acquired;

•

Adjustments to interest expense to reflect the long-term debt held by Tower and Lineage paid out and eliminated at the closing and the Barclays Senior Secured Credit Facilities (described in detail in “Note 14. – Debt” below);

•

Adjustments to cost of revenues related to the fair value adjustments in inventory sold including elimination of approximately $1 million and $6 million for the three and nine months ended September 30, 2015, respectively, and additional costs of approximately $6 million for the nine months ended September 30, 2014, respectively;

•

Adjustments to selling, general and administrative expense related to severance and retention costs of approximately $3 million incurred as part of the Transaction.  These costs were eliminated in the pro forma results for the nine months ended September 30, 2015 and included in the corresponding comparative period;

•

Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the Transaction include the elimination of $12 million of charges in the nine month period ended September 30, 2015 which have been included in the nine month period ended September 30, 2014 and $4 million of charges incurred in the second half of fiscal year 2014 which have been included in the nine month period ended September 30, 2015; and

•

Adjustments to reflect the elimination of approximately $2.3 million in commitment fees related to its $435 million term loan with Barclays that were incurred during the nine months ended September 30, 2015 and inclusion in the corresponding comparative period.

All of the above adjustments were adjusted for the applicable tax impact.

11. GOODWILL AND INTANGIBLE ASSETS

Goodwill (including goodwill in connection with the Transaction) was $210,166,000 at September 30, 2015 and $27,574,000 at December 31, 2014. In connection with the Transaction, the Company recorded approximately $183 million of goodwill. As of September 30, 2015, the Company attributes $150 million of goodwill to Impax Generics and $60 million to Impax Specialty Pharma. Goodwill is tested at least annually for impairment or whenever events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. The Company concluded the carrying value of goodwill was not impaired as of December 31, 2014.

Intangible assets consisted of the following:

(in $000’s)	Initial Cost	Accumulated Amortization	Impairment		Products Sold	Carrying Value
September 30, 2015
Amortized intangible assets:
Tower currently marketed products	$381,100	$(18,808)	$	---	$(9,291)	$353,001
Tower in-process research and development	170,700	---		---	---	170,700
Tower royalties and contract manufacturing relationships	80,800	(105)		---	---	80,695
Zomig® product rights	41,783	(33,752)		---	---	8,031
Tolmar product rights	38,450	(16,077)		(16,032)	---	6,341
Perrigo product rights	1,500	(344)		---	---	1,156
Acquired generics product rights	8,000	(1,120)		---	---	6,880
Other product rights	1,550	---		---	---	1,550
Total intangible assets	$723,883	$(70,206)		$(16,032)	$(9,291)	$628,354

(in $000’s) December 31, 2014	Initial Cost	Accumulated Amortization	Impairment		Carrying Value
Amortized intangible assets:
Zomig® product rights	$41,783	$(31,561)	$	---	$10,222
Tolmar product rights	33,450	(10,801)		(16,032)	6,617
Perrigo product rights	1,000	(297)		---	703
Ursodiol product rights	3,000	(331)		---	2,669
Other product rights	7,250	---		(750)	6,500
Total intangible assets	$86,483	$(42,990)		$(16,782)	$26,711

In connection with the Transaction, the Company acquired approximately $633 million of intangible assets (“Tower products”). In July 2015, the Company received an unsolicited offer from Turing Pharmaceuticals AG to purchase the U.S. rights to Daraprim®, one of the intangible assets acquired from the Tower acquisition, as well as the active pharmaceutical ingredient for the product and the finished goods inventory on hand. The sale closed in August 2015, and the Company received proceeds of approximately $55.5 million at the closing. The carrying value of the Daraprim® rights at the time of the sale was approximately $9.3 million, net of $0.2 million of accumulated amortization. The Company recognized a gain on the sale of the intangible asset of approximately $45.6 million, net of expenses.

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

Other product rights consist of ANDAs which have been filed with the FDA. For the remaining ANDAs, the Company will either commence amortization upon FDA approval and commercialization over the estimated useful life of the product rights, or will expense the related costs immediately upon failure to obtain FDA approval. Amortization expense is included as a component of cost of revenues on the consolidated statements of income and was $10,307,000 and $2,463,000 for the three month periods ended September 30, 2015 and 2014, respectively, and $27,216,000 and $7,487,000 for the nine month periods ended September 30, 2015 and 2014, respectively.

The following schedule shows the expected amortization of product rights as of September 30, 2015 for the next five years and thereafter:

(in $000s)	Amortization Expense
Remainder of 2015	$10,447
2016	22,046
2017	22,977
2018	33,059
2019	37,667
Thereafter	329,908
Totals	$456,104

12. ACCRUED EXPENSES, COMMITMENTS AND CONTINGENCIES

The following table sets forth the Company’s accrued expenses:

(in $000’s)	September 30, 2015	December 31, 2014
Payroll-related expenses	$31,146	$33,812
Product returns	52,862	27,174
Government rebates	49,325	18,272
Legal and professional fees	7,453	9,497
Income taxes payable	494	40
Physician detailing sales force fees	1,319	2,336
Litigation accrual	4,750	12,750
Interest payable	3,000	---
Other	9,542	6,589
Total accrued expenses	$159,891	$110,470

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. At the time of sale, the Company estimates a provision for product returns based upon historical experience for sales made through Impax Generics and Impax Specialty Pharma sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance and collaboration agreements are generally not subject to returns. A roll forward of the product returns reserve for the nine month period ended September 30, 2015 and for the year ended December 31, 2014 is as follows:

(in $000’s) Returns Reserve	September 30, 2015	December 31, 2014
Beginning balance	$27,174	$28,089
Acquired balances	18,949	--
Provision related to sales recorded in the period	34,427	12,016
Credits issued during the period	(27,688)	(12,931)
Ending balance	$52,862	$27,174

Taiwan Facility Construction

The Company has entered into several contracts relating to ongoing construction at its manufacturing facility located in Jhunan, Taiwan, R.O.C. As of September 30, 2015, the Company had remaining obligations under these contracts of approximately $837,000.

Purchase Order Commitments

As of September 30, 2015, and excluding the Taiwan Facility Construction, the Company had $48,131,000 of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

13. INCOME TAXES

The Company calculates its interim income tax provision in accordance with FASB ASC Topics 270 and 740. At the end of each interim period, the Company makes an estimate of the annual U. S. domestic and foreign jurisdictions’ expected effective tax rates and applies these rates to its respective year-to-date taxable income or loss. The computation of the annual estimated effective tax rates at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, projections of the proportion of income (or loss) earned and taxed in the United States, and the various state and local tax jurisdictions, as well as tax jurisdictions outside the United States, along with permanent differences, and the likelihood of deferred tax asset utilization. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired or additional information is obtained. The computation of the annual estimated effective tax rate includes modifications, which were projected for the year, for share-based compensation and state research and development credits, among others. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the respective change occurs.

During the nine month period ended September 30, 2015, the Company recognized an aggregate consolidated tax provision of $18,509,000 for U.S. domestic and foreign income taxes. In the nine month period ended September 30, 2014, the Company recognized an aggregate consolidated tax provision of $31,676,000 for U.S. domestic and foreign income taxes. The decrease in the tax provision during the current period resulted from lower consolidated income before taxes in the nine month period ended September 30, 2015, as compared to the same period in the prior year. The effective tax rate of 40% for the nine month period ended September 30, 2015 was higher than the effective tax rate of 36% for the prior year period as a result of a change in the timing and mix of U.S. and foreign income. Other contributing factors to the rate fluctuation included a higher add back for non-deductible executive compensation limited by section 162(m) of the Internal Revenue Code, which prohibits publicly held corporations from deducting more than $1 million per year in compensation paid to each of certain covered employees, and non-deductible acquisition-related transaction costs. The Company is closely monitoring the events and circumstances that determine the need for a valuation allowance related to state research and development tax credit carryforwards and have determined that it would be premature to set up the valuation allowance at this time.

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

As of the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common available to settle the conversion option of the Notes in shares of the Company’s common stock. Unless and until the Company’s stockholders approve a sufficient increase in the authorized share count, the Company is required to settle the principal amount and conversion spread of the Notes in cash. Therefore, in accordance with guidance found in ASC 470-20 – Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-15 – Embedded Derivatives (“ASC 815-15”), the conversion option of the Notes was deemed an embedded derivative which must be bifurcated from the Notes (host contract) and accounted for separately as a derivative liability. The fair value of the conversion option derivative liability at September 30, 2015 was $111.0 million, which was recorded with an offsetting debit to the book value of the debt. This debt discount will be amortized to interest expense over the term of the debt using the effective interest method.

In connection with the issuance of the Notes, the Company incurred approximately $18.7 million of debt issuance costs for banking, legal and accounting fees and other expenses. This was also recorded on the Company’s balance sheet as a debt discount, in accordance with the Company’s early adoption of Accounting Standards Update (“ASU”) No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and will be amortized to interest expense over the term of the debt using the effective interest method.

As the private offering closed on the last day of the quarter ended June 30, 2015, there was no related interest expense recorded for the second quarter, and there was no accrued interest payable balance on the Notes as of June 30, 2015. For the quarter ended September 30, 2015, the Company recognized $8.1 million of interest expense related to the convertible notes, of which $3 million was cash and $5.1 million was non-cash accretion of the debt discount recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company’s balance sheet, with a book balance of approximately $419.4 million as of September 30, 2015.

Royal Bank of Canada $100.0 Million Revolver

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

Loss on Early Extinguishment of Debt – Barclays $435.0 Million Term Loan

In connection with the acquisition of Tower during the first quarter of 2015, the Company entered into a $435.0 million senior secured term loan facility (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver” and collectively with the Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC, as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, the Company incurred debt issuance costs for banking, legal and accounting fees and other expenses of approximately $17.8 million, which were previously reflected as a debt discount on the Company’s balance sheet in accordance with ASU 2015-03. Prior to repayment of the Term Loan on June 30, 2015, these debt issuance costs were to be amortized to interest expense over the term of the loan using the effective interest rate method.

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

For the six months ended June 30, 2015, the Company incurred total interest expense on the Term Loan of approximately $10.7 million, of which $9.8 million was cash and $0.9 million was non-cash amortization of the deferred debt issuance costs. Included in the year-to-date cash interest expense of $12.8 million is approximately $2.3 million related to a ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders’ commitment of the Term Loan until the actual allocation of the loan occurred.

15. ALLIANCE AND COLLABORATION AGREEMENTS

The Company has entered into several alliance, collaboration, license and distribution agreements, and similar agreements with respect to certain of its products and services, with unrelated third-party pharmaceutical companies. The consolidated statements of income include revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform and revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods.

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

15. ALLIANCE AND COLLABORATION AGREEMENTS (continued)

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. Under the Amended and Restated Shire Agreement Shire was required to supply the AG Product and the Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product of which the company owed a profit share payable to Shire of $15,375,000 and $15,567,000 on sales of the AG Product during the nine month periods ended September 30, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of income. Although the Supply Term expired on September 30, 2014, the Company is permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold; the Company will pay a profit share to Shire on sales of such products.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. The Company paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and a $1,000,000 milestone payment in the year ended December 31, 2012. During the fourth quarter of 2013, the Company made a $12,000,000 payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of the agreement. The upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and is being amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statements of income. The Company initially allocated $1,550,000 of the upfront payment to two products which are still in development and recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. The Company is required to pay a profit share to Tolmar on sales of the products, of which the Company owed a profit share payable to Tolmar of $35,369,000 and $10,493,000 on sales of the products during the nine month periods ended September 30, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of income. Under the Tolmar Agreement, the Company has the potential to pay up to an aggregate of $5,000,000 in additional contingent milestone payments if certain commercialization events occur.

Contingent milestone payments will be initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments that are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. During the fourth quarter of 2014, the Company paid a $2.0 million milestone related to the Diclofenac Sodium Gel 3% or generic Solaraze® product to Tolmar pursuant to the Tolmar Agreement. During the quarter ended June 30, 2015, the Company paid a $5.0 million milestone related to certain topical products pursuant to the Tolmar Agreement.

               The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company has agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of September 30, 2015, Tolmar has borrowed the full amount of $15,000,000 under the Tolmar Loan Agreement. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

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

As of September 30, 2015, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5, 10 and 15 mg extended release tablets) and has agreed to supply another product (currently under development) to Teva; the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the agreement.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012. The Company accounted for these payments as a reduction of the related receivable that was recorded in the initial purchase price allocation. The Company allocated $45,096,000 to an intangible asset, and the remaining $41,340,000 to prepaid royalty expense related to sales of Impax-labeled Zomig® products during 2012, with such royalty expense included in cost of revenues on the consolidated statements of income. Beginning in January 2013, the Company was obligated to pay AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. The Company owed a royalty payable to AstraZeneca of $11,474,000 and $9,374,000 during the nine month periods ended September 30, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of income.

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

The Company is recognizing the $10,000,000 upfront payment as revenue on a straight-line basis over a period of 112 months, which is the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in September 2019, the estimated date of FDA approval of the Company's NDA. The FDA approval of the Endo Agreement Product NDA represents the end of the Company’s expected period of performance, as the Company will have no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process will be completed. Deferred revenue is recorded as a liability captioned “Deferred revenue” on the consolidated balance sheet and deferred revenue under the Endo Agreement was $3,630,000 as of September 30, 2015. Revenue recognized under the Endo Agreement is reported in the line item “Other Revenues” in “Note 21 - Supplementary Financial Information.” The Company determined the straight-line method aligns revenue recognition with performance as the level of research and development activities performed under the Endo Agreement are expected to be performed on a ratable basis over the Company’s estimated expected period of performance. Upon FDA approval of the Company’s Endo Agreement Product NDA, the Company will have the right (but not the obligation) to begin manufacture and sale of such product. The Company will sell its manufactured branded product to customers in the ordinary course of business through Impax Specialty Pharma. The Company will account for any sale of the product covered by the Endo Agreement as current period revenue. The co-promotion service fee paid to Endo, as described above, if any, will be accounted for as a current period selling expense as incurred.

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

Master Development Agreement with RiconPharma LLC

In June 2013, the Company, through its Amedra Pharmaceuticals subsidiary, entered into a development agreement (the “Albendazole Agreement”) with RiconPharma LLC (“RiconPharma”). Under the terms of the Albendazole Agreement, RiconPharma is responsible for the development of Albendazole tablets (the “Albendazole Tablet”) and the Company is responsible for the marketing and sale of the Albendazole Tablets. The Company made an incentive cash payment of $225,000 to RiconPharma during the fourth quarter of 2014 upon the achievement of a specified development milestone. The Company is also obligated to pay RiconPharma tiered royalty payments based on net sales of the Albendazole Tablet, subject to customary reductions and the other terms and conditions set forth in the agreement.

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

16. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (“2002 Plan”) and generally vest over a three or four year period and have a term of ten years. Total share-based compensation expense recognized in the consolidated statements of income during the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in $000’s)	2015	2014	2015	2014
Manufacturing expenses	$1,436	$771	$3,674	$2,263
Research and development	1,755	1,363	4,486	4,144
Selling, general and administrative	5,101	3,655	13,691	8,902
Total	$8,292	$5,789	$21,851	$15,309

The following table summarizes stock option activity during the nine month period ended September 30, 2015:

	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2014	3,042,180	$14.78
Options granted	398,850	$41.32
Options exercised	(1,019,328)	$9.84
Options forfeited	(1,200)	$18.94
Outstanding at September 30, 2015	2,420,502	$21.24
Options exercisable at September 30, 2015	1,668,799	$16.03

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

A summary of the Company’s non-vested restricted stock awards activity during the nine month period ended September 30, 2015 is presented below:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2014	2,327,176	$23.61
Granted	946,705	$45.64
Vested	(411,686)	$21.95
Forfeited	(135,035)	$27.60
Non-vested at September 30, 2015	2,727,160	$31.30

The Company grants restricted stock awards to certain eligible employees and directors as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan, and typically specify that the shares of common stock underlying the restricted stock awards are issued at the time of grant, but are not outstanding until they vest. The restricted stock awards generally vest ratably over a three or four year period from the date of grant.

As of September 30, 2015, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $71,530,000 related to all of its share-based awards, which will be recognized over a weighted-average period of 2.21 years. As of September 30, 2015, the Company estimated 2,142,854 stock options and 2,414,336 shares underlying restricted stock awards granted to employees which were vested or expected to vest. The intrinsic value of stock options exercised during the nine month periods ended September 30, 2015 and 2014 was $33,043,000 and $5,178,000, respectively. The total fair value of restricted stock awards which vested during the nine month periods ended September 30, 2015 and 2014 was $9,037,000 and $4,830,000, respectively. As of September 30, 2015, the Company had 1,652,820 shares of common stock available for issuance pursuant to stock options, restricted stock awards, and/or stock appreciation rights.

17. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its Restated Certificate of Incorporation (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of September 30, 2015.

Common Stock

Pursuant to its Certificate of Incorporation, the Company is authorized to issue 90,000,000 shares of common stock, $0.01 par value per share, of which 73,151,559 shares have been issued and 70,162,673 are outstanding as of September 30, 2015. In addition, the Company has reserved for issuance the following amounts of shares of its common stock for the purposes described below as of September 30, 2015:

(amount in millions)
Shares issued(1)	73.15
Stock options outstanding(1)	2.42
Warrants outstanding (see below)	9.47
Total common stock shares issued and reserved for issuance	85.04

(1)	See “Note 16 – Share-based Compensation.”

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

18. EARNINGS PER SHARE

The Company's basic earnings per common share (EPS) is computed by dividing net income available to the Company’s common stockholders (as presented on the consolidated statements of income), by the weighted-average number of shares of the Company’s common stock outstanding during the period. The Company’s restricted stock awards (non-vested shares) are issued at the time of grant but are not considered outstanding shares until the vesting criteria (service and/or performance) have been satisfied.

For purposes of calculating diluted EPS, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested shares using the treasury stock method and the number of shares of common stock issuable upon conversion of the Company’s outstanding convertible senior notes payable. In the case of the Company’s outstanding convertible senior notes payable, the diluted EPS calculation is further affected by an add-back of interest expense, net of tax, to the numerator under the assumption that the interest would not have been incurred if the convertible notes had been converted into common stock.

Quarterly computations of EPS amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

A reconciliation of basic and diluted net income per share of common stock for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in $000’s except per share amounts)	2015		2014		2015		2014

Earnings Per Common Share - Basic:
Net income	$35,755		$15,737		$27,570		$57,233

Weighted-average common shares outstanding	69,820		68,254		69,379		68,019

Basic earnings per share	$0.51		$0.23		$0.40		$0.84

Earnings Per Common Share - Diluted:
Net income	$35,755		$15,737		$27,570		$57,233

Add-back interest expense on outstanding convertible notes payable, net of tax	--	(1)	--	(2)	--	(1)	--	(2)

Adjusted net income	$35,755		$15,737		$27,570		$57,233

Weighted-average common shares outstanding	69,820		68,254		69,379		68,019

Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares	2,958	(3)	2,461		3,170	(3)	2,286

Weighted-average incremental shares assuming conversion of outstanding notes payable	--	(1)	--	(2)	--	(1)	--	(2)

Diluted weighted-average common shares outstanding	72,778	(4)	70,715	(5)	72,549	(4)	70,305	(5)
Diluted net income per share	$0.49		$0.22		$0.38		$0.81

(1)

The add-back of interest expense incurred on the Company’s outstanding convertible senior notes payable, net of tax, to the numerator and the weighted-average incremental shares assuming conversion of the outstanding convertible notes payable to the denominator were excluded from the calculation of diluted EPS because the Company is currently required to settle the conversion of the notes in cash. See “Note 14 – Debt” and “Note 17 – Stockholders’ Equity” for additional information.

(2)	Not applicable to the prior year period presented.

(3)

The approximately 9.47 million warrants outstanding have been excluded from the denominator of the diluted EPS calculation under the treasury stock method because the weighted-average exercise price of the warrants exceeds the average market price of the Company’s common stock for the periods presented and to do so would be anti-dilutive.

(4)

As of September 30, 2015, shares issuable but not included in the Company’s calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million for warrants to purchase the Company’s common stock and 9.47 million shares for conversion of outstanding convertible senior notes payable. In addition, for the three and nine month periods ended September 30, 2015, the Company excluded 376,400 and 333,000, respectively, of shares issuable upon the exercise of stock options and non-vested restricted stock awards from the computation of diluted net income per common share as the effect of these options and non-vested restricted stock awards would have been anti-dilutive.

(5)

For the three and nine month periods ended September 30, 2014, the Company excluded 581,600 and 923,850, respectively, of shares issuable upon the exercise of stock options and non-vested restricted stock awards from the computation of diluted net income per common share as the effect of these options and non-vested restricted stock awards would have been anti-dilutive.

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

Impax Specialty Pharma is engaged in the development of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, RYTARY® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015. The Company has also filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 (brand name NUMIENT™ outside of the United States) on November 5, 2014 and on September 24, 2015 the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a positive opinion recommending that NUMIENT™ be granted approval for the symptomatic treatment of adult patients with Parkinson’s disease. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products including Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories, and Albenza®, indicated for the treatment of tapeworm infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 21 – Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 21 – Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 21 – Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 21 – Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.

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

19. SEGMENT INFORMATION (continued)

The tables below present segment information reconciled to total Company consolidated financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment:

(in $000’s) Three Months Ended September 30, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$180,666	$40,433	---	$221,099
Cost of revenues	112,716	14,834	---	127,550
Research and development	14,346	4,285	---	18,631
Patent litigation expense	397	655	---	1,052
Selling, general and administrative	5,103	11,418	29,786	46,307
Income before provision for income taxes	$48,104	$9,241	$3,987	$61,332

(in $000’s) Three Months Ended September 30, 2014	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$145,633	$12,366	---	$157,999
Cost of revenues	68,488	5,073	---	73,561
Research and development	10,213	8,543	---	18,756
Patent litigation expense	1,066	227	---	1,293
Selling, general and administrative	4,867	10,794	23,227	38,888
Income (loss) before provision for income taxes	$60,999	$(12,271)	$(22,874)	$25,854

(in $000’s) Nine Months Ended September 30, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$484,086	$94,291	---	$578,377
Cost of revenues	299,596	41,147	---	340,743
Research and development	38,100	12,488	---	50,588
Patent litigation expense	2,507	999	---	3,506
Selling, general and administrative	16,673	39,186	88,917	144,776
Income (loss) before provision for income taxes	$127,210	$471	$(81,602)	$46,079

(in $000’s) Nine Months Ended September 30, 2014	Impax Generics	Impax Specialty Pharma	Corporate and Other		Total Company
Revenues, net	$431,167	$33,671	$	---	$464,838
Cost of revenues	195,382	17,624		---	213,006
Research and development	32,175	29,574		---	61,749
Patent litigation expense	5,006	227		---	5,233
Selling, general and administrative	11,822	31,749		53,611	97,182
Income (loss) before provision for income taxes	$186,782	$(45,503)		$(52,370)	$88,909

Foreign Operations

The Company’s wholly owned subsidiary, Impax Laboratories (Taiwan) Inc., constructed a manufacturing facility in Jhunan, Taiwan R.O.C. which is utilized for manufacturing, research and development, warehouse, and administrative functions, with approximately $132,651,000 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheet at September 30, 2015.

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

20. LEGAL AND REGULATORY MATTERS (continued)

Patent Infringement Litigation

Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)

In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH (collectively, “Endo”) filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone hydrochloride, Extended Release tablets, 5, 7.5, 10, 15, 20, 30 and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. A bench trial was completed in April 2015. In August 2015, the Court entered judgment that the products described in the Company’s and ThoRx’s ANDAs would, if marketed, infringe certain claims of the patents asserted by Endo and Grunenthal. The court also found that the asserted claims of patents owned by Endo were not invalid, but that the asserted claims of patents owned by Grunenthal were invalid. As a result, the court enjoined the Company and ThoRx from marketing their products until expiration of the Endo patents in 2023. All parties have filed notices of appeal with respect to the Court's judgment, and the appeal is pending.

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

UCB Inc., et al. v. CorePharma LLC (Methylphenidate)

In March 2014, UCB Inc. and UCB Manufacturing (collectively, “UCB”) filed suit against CorePharma LLC, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey alleging patent infringement based on the filing of CorePharma’s ANDA relating to methylphenidate hydrochloride extended-release capsules, 10 mg, 20 mg, 30 mg, 40 mg, 50 mg and 60 mg, generic to Metadate CD®. On May 27, 2014, CorePharma filed an answer and counterclaims. The parties have settled and the case was dismissed on September 2, 2015.

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014. Discovery is proceeding, and trial is set for September 6, 2016. On July 28, 2015, Lannett filed petitions for Inter Partes Review of U.S. Patent Nos. 6,750,237 and 7,220,767 related to the product in the U.S. Patent and Trademark Office before the Patent Trial and Appeal Board (“PTAB”). Patent owner preliminary responses are due in these PTAB proceedings by November 4, 2015.

Impax Laboratories Inc., et al. v. Actavis Laboratories, Inc. and Actavis Pharma Inc. (RYTARY®)

In September 2015, the Company filed suit against Actavis Laboratories, Inc. and Actavis Pharma Inc. (collectively, “Actavis”) in the United States District Court for the District of New Jersey, alleging patent infringement based on the filing of the Actavis ANDA relating to carbidopa and levodopa extended release capsules, generic to RYTARY®.

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

On March 26, 2015, Walgreen Co., The Kruger Co., Safeway Inc., HEB Grocery Company L.P., Albertson’s LLC, direct purchasers, filed a separate complaint in the United States District Court for the Middle District of Pennsylvania. On April 8, 2015, the Judicial Panel on Multi-District Litigation ordered the action be transferred to the District of Massachusetts, to be coordinated or consolidated with the coordinated proceedings. The original complaint filed by the plaintiffs asserted claims only against defendant Medicis. On October 5, 2015, the plaintiffs filed an amended complaint asserting claims against the Company and the other generic defendants.

On April 16, 2015, Rite Aid Corporation and Rite Aid Hdqtrs. Corp, direct purchasers, filed a separate complaint in the United States District Court for the Middle District of Pennsylvania. On May 1, 2015, the Judicial Panel on Multi-District Litigation ordered the action be transferred to the District of Massachusetts, to be coordinated or consolidated with the coordinated proceedings. The original complaint filed by the plaintiffs asserted claims only against defendant Medicis. On October 5, 2015, the plaintiffs filed an amended complaint asserting claims against the Company and the other generic defendants.

 The consolidated amended complaints allege that Medicis engaged in anticompetitive schemes by, among other things, filing frivolous patent litigation lawsuits, submitting frivolous Citizen Petitions, and entering into anticompetitive settlement agreements with several generic manufacturers, including the Company, to delay generic competition of Solodyn® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On August 14, 2015, the Court granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaints. Discovery is ongoing. No trial date has been scheduled.

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

In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with the Company to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Consolidated amended complaints were filed on May 4, 2015. Defendants filed motions to dismiss the complaints on July 3, 2015. Those motions have been briefed and are under submission.

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

  On March 19, 2013, Virender Singh, derivatively on behalf of the Company, filed a state court action against certain current and former officers and directors for breach of fiduciary duty and unjust enrichment in the Superior Court of the State of California County of Santa Clara, asserting similar allegations as those in the Securities Class Actions. On November 6, 2014, plaintiff Singh filed a First Amended Complaint, adding allegations similar to those in the Aruliah Class Action (as described below). The parties have agreed to a settlement in this matter and the court granted final approval of the settlement on October 13, 2015.

On September 24, 2014, Nicholas Karant, derivatively on behalf of the Company, filed an action against certain current and former officers and directors in the United States District Court for the Northern District of California, asserting similar allegations as those by Virender Singh. On June 25, 2015, the court dismissed Mr. Karant’s complaint without prejudice.

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

On September 22, 2014, Randall Wickey, derivatively on behalf of the Company, filed an action against certain current and former officers and directors of the Company in the United States District Court for the Northern District of California, alleging breaches of fiduciary duty in connection with the Company’s response to various FDA notices and warnings regarding problems in the manufacturing and quality control processes at the Company’s Hayward, California and Taiwan manufacturing facilities. On November 10, 2014, International Union of Operating Engineers Local 478, derivatively on behalf of the Company, filed an action against certain current and former officers and directors of the Company in the United States District Court for the Northern District of California, asserting similar allegations as those by Randall Wickey. These two derivative actions were consolidated on February 5, 2015 and a consolidated complaint was filed on February 20, 2015. On October 6, 2015, the court dismissed the consolidated complaint with prejudice.

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

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2015 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30
Revenue:
Impax Generic Product sales, gross	$355,321	$572,079	$565,261
Less:
Chargebacks	126,607	228,977	212,588
Rebates	83,130	139,477	140,142
Product Returns	6,427	7,528	6,690
Other credits	13,198	24,824	27,385
Impax Generic Product sales, net	125,959	171,273	178,456

Rx Partner	2,239	2,579	1,957
Other Revenues	543	827	253
Impax Generic Division revenues, net	128,741	174,679	180,666

Impax Specialty Pharma sales, gross	29,219	65,269	69,286
Less:
Chargebacks	5,561	4,452	5,893
Rebates	2,132	2,970	1,078
Product Returns	2,620	6,763	4,399
Other credits	4,778	11,809	17,710
Impax Specialty Pharma sales, net	14,128	39,275	40,206

Other Revenues	227	228	227
Impax Specialty Pharma revenues, net	14,355	39,503	40,433

Total revenues	143,096	214,182	221,099

Gross profit	59,234	84,851	93,549

Net income	$(6,333)	$(1,852)	$35,755

Net income (loss) per share (basic)	$(0.09)	$(0.03)	$0.51
Net income (loss) per share (diluted)	$(0.09)	$(0.03)	$0.49

Weighted-average common shares outstanding:
Basic	68,967,875	69,338,789	69,820,348
Diluted	68,967,875	69,338,789	72,777,746

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

21. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited) (continued)

Selected financial information for the quarterly periods noted is as follows:

	2014 Quarters Ended:
(in $000’s except shares and per share amounts)	March 31	June 30	September 30
Revenue:
Impax Generic Product sales, gross	$265,850	$375,269	$340,379
Less:
Chargebacks	95,714	110,518	115,419
Rebates	52,054	74,079	64,442
Product Returns	1,294	5,140	3,494
Other credits	10,671	21,571	13,449
Impax Generic Product sales, net	106,117	163,961	143,575

Rx Partner	2,435	9,204	1,447
Other Revenues	589	3,229	611
Impax Generic Division revenues, net	109,141	176,394	145,633

Impax Specialty Pharma sales, gross	20,643	24,375	23,840
Less:
Chargebacks	8,230	10,107	8,787
Rebates	1,070	938	469
Product Returns	181	216	223
Other credits	1,853	1,654	2,261
Impax Specialty Pharma sales, net	9,309	11,460	12,100

Other Revenues	268	267	266
Impax Specialty Pharma revenues, net	9,577	11,727	12,366

Total revenues	118,718	188,121	157,999

Gross profit	57,622	109,772	84,438

Net income	$6,425	$35,071	$15,737

Net income per share (basic)	$0.09	$0.52	$0.23
Net income per share (diluted)	$0.09	$0.50	$0.22

Weighted-average common shares outstanding:
Basic	67,702,296	68,095,159	68,254,327
Diluted	69,938,872	70,313,491	70,715,226

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

22. SUBSEQUENT EVENTS

Special Meeting of the Stockholders

On November 9, 2015, the Company filed a definitive proxy statement with the SEC related to the Company’s Special Meeting of the Stockholders to be held on December 8, 2015 for the Company’s stockholders to approve the proposal to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 90 million shares to 150 million shares.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.

Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, our ability to receive a return on our capital on our development of generic drugs, our ability to achieve expected results in our research and development efforts in our branded pharmaceutical products, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of IPX066 outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions and investments, the integration of the acquired businesses of Tower Holdings Inc. and Lineage Therapeutics being more difficult, time-consuming or costly than expected, operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Tower and Lineage acquisition, the retention of certain key employees of the acquired business being difficult, the acquired business's expected or targeted future financial and operating performance and results, the combined company’s capacity to bring new products to market, and the possibility that we may be unable to achieve expected synergies and operating efficiencies in connection with the Tower and Lineage acquisition within the expected time-frames or at all, the restrictions imposed by our credit facility and indenture, our level of indebtedness and liabilities and the potential impact on cash flow available for our operations; uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2014. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

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

As of November 2, 2015, we marketed 140 generic pharmaceutical products representing dosage variations of 46 different pharmaceutical compounds through Impax Generics, and five other generic pharmaceutical products, representing dosage variations of two different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of November 2, 2015, our marketed generic products include, but are not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®), diclofenac sodium gel 3% (generic to Solaraze®), oxymorphone hydrochloride extended release tablets (AB rated to original OPANA® ER) and the authorized generic epinephrine auto-injector product Adrenaclick®.

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

We currently market one internally developed branded pharmaceutical product, RYTARY® (IPX066) for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015. We launched our sales and marketing efforts for the product in the United States in April 2015. As a result, we increased our Neurology sales team to 77 representatives. We filed the required documents for a Market Authorization Application to the European Medicines Agency (EMA) for IPX066 (brand name NUMIENT™ outside of the United States) on November 5, 2014 and on September 24, 2015, the Committee for Medicinal Products for Human Use (CHMP) of the EMA adopted a positive opinion recommending that NUMIENT™ be granted approval for the symptomatic treatment of adult patients with Parkinson’s disease.

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

During the quarters ended March 31, 2012, March 31, 2013, September 30, 2014 and June 30, 2015, the FDA conducted cGMP inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The 2012 Form 483 contained five observations, the 2013 Form 483 contained 12 observations, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter, the 2014 Form 483 contained seven observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013 and the 2015 Form 483 contained three observations. The 2015 inspection included a general cGMP inspection as well as pre-approval inspections (PAI) for multiple pending products at the FDA. On September 8, 2015, we announced that we had received written notice from the FDA verifying that we had successfully addressed all the violations contained in the May 2011 warning letter. We have also received the Establishment Inspection Reports (EIR) for each of the FDA inspections referenced above indicating acceptance of our corrective actions and closure by the FDA of each inspection that resulted in the issuance of the above-mentioned Form 483s. Since our receipt of the September 2015 notification from the FDA regarding the warning letter, the FDA has approved for sale a number of products that are manufactured at our Hayward facility.

In July 2014, the FDA conducted a cGMP and PAI inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. We received and responded to a request for additional information from the FDA regarding our Taiwan facility in December 2014 and in March 2015, we received an EIR and notification from the FDA classifying our Taiwan manufacturing facility as acceptable.

In March 2015, the FDA conducted a Pharmacovigilance Inspection of our Horsham, Pennsylvania operation (one of the sites acquired in the Tower acquisition) and at the conclusion of the inspection, we received a Form 483 with two observations. In August 2015, we received an EIR and notification from the FDA that the inspection was considered closed.

We remain committed to continuing to improve our quality control and manufacturing practices. We cannot be assured, however, that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. If we receive any future FDA observations, we may be subject to regulatory action including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we receive any future Form 483 observations or warning letters from the FDA, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

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

The following tables are roll-forwards of the activity in the reserves for the nine months ended September 30, 2015 and the year ended December 31, 2014 with an explanation for any significant changes in the accrual percentages:

	September 30, 2015	December 31, 2014
	($ in 000’s)
Chargeback reserve
Beginning balance	$43,125	$37,066
Acquired balances	24,532	--
Provision recorded during the period	584,078	487,377
Credits issued during the period	(567,845)	(481,318)
Ending balance	$83,890	$43,125

Provision as a percent of gross product sales	35%	35%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, remained at 35% during the year ended December 31, 2014 and the nine months ended September 30, 2015.

	September 30, 2015	December 31, 2014
	($ in 000’s)
Rebate reserve
Beginning balance	$88,812	$88,449
Acquired balances	75,448	--
Provision recorded during the period	368,929	260,747
Credits issued during the period	(294,296)	(260,384)
Ending balance	$238,893	$88,812

Provision as a percent of gross product sales	22%	19%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 19% during the year ended December 31, 2014 to 22% during the nine months ended September 30, 2015 as a result of product sales mix, the formation of alliances between major wholesalers and major retailers and the inclusion of product sales from the Tower acquisition which carried a higher rebate rate.

	September 30, 2015	December 31, 2014
	($ in 000’s)
Returns reserve
Beginning balance	$27,174	$28,089
Acquired balances	18,949	--
Provision related to sales recorded in the period	34,427	12,016
Credits issued during the period	(27,688)	(12,931)
Ending balance	$52,862	$27,174

Provision as a percent of gross product sales	2.1%	1.0%

As noted in the table above, the provision for returns as a percent of gross product sales increased from 1.0% during the year ended December 31, 2014 to 2.1% during the nine months ended September 30, 2015 as a result of the Tower acquisition whose products carry a higher historical returns experience, higher than anticipated returns volume resulting from the loss of exclusivity on certain Zomig® products and higher returns accruals due to price increases on certain generic products.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, as well as any new information regarding changes in the pricing programs that may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $49,325,000 (which includes $28,126,000 of acquired balances) and $18,272,000 as of September 30, 2015 and December 31, 2014, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon its remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $1,447,000 and $1,852,000 as of September 30, 2015 and December 31, 2014, respectively.

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

Goodwill. In accordance with FASB ASC Topic 350, “Goodwill and Other Intangibles,” rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Impax Generics and Impax Specialty Pharma operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute the entire carrying amount of goodwill to Impax Generics. We concluded the carrying value of goodwill was not impaired as of December 31, 2014, as the fair value of Impax Generics exceeded its carrying value. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of Impax Generics using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of the reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. To date, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Derivatives. We generally do not use derivative instruments or engage in hedging activities in our ordinary course of business. Prior to June 30, 2015, we had no derivative assets or liabilities and did not engage in any hedging activities. As a result of our June 30, 2015 issuance of the convertible senior notes described in “Item 1. Financial Statements - Note 14 – Debt”, the conversion option of the notes met the criteria for an embedded derivative liability which required bifurcation and separate accounting. Contemporaneously with the issuance of the notes, we entered into a series of convertible note hedge and warrant transactions which in combination are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the notes. See “Item 1. Financial Statements - Note 5 – Derivatives” and “Note 17 – Stockholders’ Equity” for additional information regarding the note hedge transactions and warrant transactions. While the warrants sold were classified as equity and recorded in additional paid-in capital, the call options purchased were classified as a bond hedge derivative asset on our consolidated balance sheet. We engage a third-party valuation firm with expertise in valuing financial instruments to determine the fair value of the bond hedge derivative asset and conversion option derivative liability at each reporting period. Our consolidated balance sheet reflects the fair value of the derivative asset and liability as of the reporting date, and changes in the fair value are reflected in current period earnings in other income or expense, as appropriate.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Overview:

The following table sets forth our summarized, consolidated results of operations for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$221,099	$157,999	$63,100	40%

Gross profit	93,549	84,438	9,111	11%

Income from operations	27,559	25,501	2,058	8%

Income before income taxes	61,332	25,854	35,478	*
Provision for income taxes	25,577	10,117	15,460	*
Net income	$35,755	$15,737	$20,018	*

 * Percentage exceeds 100%

Consolidated total revenues for the three month period ended September 30, 2015 increased by 40% or $63.1 million to $221.1 million, compared to $158.0 million in the prior year period. The increase was primarily due to the addition of product revenues from the Tower acquisition, increased sales of diclofenac sodium gel, a product licensed under the Company’s agreement with Tolmar, and the addition of sales from RYTARY® and seven generic products launched in the second and third quarters of 2015. The increase in third quarter 2015 revenues was partially offset by the absence of authorized generic RENVELA® sales during the current period. Product volumes (including acquisitions) increased revenues by approximately 31.5%, while product selling price decreased revenues by approximately 1.6%, in each case compared to the prior year period. New product launches increased revenues by approximately 10% compared to the prior year period.

Revenues from our Impax Generics division increased by $35.0 million during the three month period ended September 30, 2015, as compared to the prior year period, driven primarily by revenues from the Tower acquisition and increased sales volume from diclofenac sodium gel 3%, partially offset by reduced sales from our other existing products, and by the loss of authorized generic Renvela® during the current year period. Revenues from Impax Specialty Pharma division increased $28.1 million during the three month period ended September 30, 2015 as compared to the prior year period, as a result of the launch of RYTARY® as well as the addition of sales volumes from the Tower acquired companies.

Net income for the three month period ended September 30, 2015 was $35.8 million, an increase of $20.0 million as compared to net income of $15.7 million for the three month period ended September 30, 2014. The increase in net income was primarily attributable to the gain of $45.6 million from the sale of our rights to Daraprim® during the third quarter of 2015, partially offset by interest expense on the convertible notes outstanding as well as expense related to the change in fair value of our derivatives on our convertible notes, each in the current year period. There was no comparable convertible note and related derivative activity in the prior year period.

Impax Generics

The following table sets forth results of operations for Impax Generics for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,	September 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Generics sales, net	$178,456	$143,575	$34,881	24%
Rx Partner	1,957	1,447	510	35%
Other Revenues	253	611	(358)	(59)%
Total revenues	180,666	145,633	35,033	24%
Cost of revenues	112,716	68,488	44,228	65%
Gross profit	67,950	77,145	(9,195)	(12)%

Operating expenses:
Research and development	14,346	10,213	4,133	40%
Patent litigation expense	397	1,066	(669)	(63)%
Selling, general and administrative	5,103	4,867	236	5%
Total operating expenses	19,846	16,146	3,700	23%
Income from operations	$48,104	$60,999	$(12,895)	(21)%

Revenues

Total revenues for Impax Generics for the three month period ended September 30, 2015, were $180.7 million, an increase of 24% over the same period in 2014, principally resulting from the addition of revenue from the Tower acquisition as well as increased sales volumes from diclofenac sodium gel partially offset by the loss of sales of authorized generic Renvela® during the current period.

Cost of Revenues

Cost of revenues was $112.7 million for the three month period ended September 30, 2015, an increase of $44.2 million compared to the prior year period. Other than increased costs related to higher product sales, cost of revenues in the current period increased due to higher product amortization and costs related to the step-up to fair value of inventory in connection with the Tower acquisition, as well as accelerated depreciation related to the reorganization of our packaging and distribution operations which we announced on June 30, 2015. This increase in cost of revenues was partially offset by lower remediation costs, as compared to the prior year period.

Gross Profit

Gross profit for the three month period ended September 30, 2015 was $67.9 million, or approximately 38% of total revenues, as compared to $77.1 million, or approximately 53% of total revenues, in the prior year period. The decline in gross profit and gross margin was primarily driven by product mix. The loss of sales during the current year period of authorized generic Renvela®, a high margin product, was replaced by lower margin products from the Tower acquisition and sales of diclofenac sodium gel.

Research and Development Expenses

Total research and development expenses for the three month period ended September 30, 2015 were $14.3 million, an increase of 40%, as compared to $10.2 million in the prior year period, primarily due to the addition of research and development projects from the Tower acquisition.

Patent Litigation Expenses

Patent litigation expenses for the three month period ended September 30, 2015 were $0.4 million, as compared to $1.1 million for the three month period ended September 30, 2014. The decrease in patent litigation expenses of $0.7 million compared to the prior year period was the result of legal activity related to several cases in the prior year period for which there was no corresponding activity in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2015 were $5.1 million, as compared to $4.9 million for the three month period ended September 30, 2014. The increase of $0.2 million compared to the prior year period was primarily the result of the addition of the selling, general and administrative expenses from the Tower acquisition, partially offset by lower expenses due to a reduction in personnel.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,	September 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Specialty Pharma sales, net	$40,206	$12,100	$28,106	*
Other Revenues	227	266	(39)	(15)%
Total revenues	40,433	12,366	28,067	*
Cost of revenues	14,834	5,073	9,761	*
Gross profit	25,599	7,293	18,306	*

Operating expenses:
Research and development	4,285	8,543	(4,258)	(50)%
Patent litigation expense	655	227	428	*
Selling, general and administrative	11,418	10,794	624	6%
Total operating expenses	16,358	19,564	(3,206)	(16)%
Income (loss) from operations	$9,241	$(12,271)	$21,512	*

* Percentage exceeds 100%

Revenues

Total revenues for Impax Specialty Pharma were $40.4 million for the three month period ended September 30, 2015, an increase of $28.1 million over the same period in the prior year, primarily due to sales from the launch of RYTARY® and revenues from the Tower acquisition.

Cost of Revenues

Cost of revenues was $14.8 million for the three month period ended September 30, 2015, an increase of $9.8 million over the prior year period. In addition to increased costs related to increased product sales, cost of revenues increased during the current year period due to higher amortization costs and costs related to the step-up to fair value of inventory, each in connection with the Tower acquisition.

Gross Profit

Gross profit for the three month period ended September 30, 2015 was $25.6 million, or approximately 63% of total revenues, as compared to $7.3 million, or approximately 59% of total revenues, in the prior year period. The revenue from RYTARY® and revenue from the Tower acquisition were the primary drivers for the increase in gross profit compared to the prior year period.

Research and Development Expenses

Total research and development expenses for the three month period ended September 30, 2015 were $4.3 million, a decrease of $4.2 million as compared to $8.5 million in the prior year period. The decrease was primarily driven by a reduction in research and development expenses related to our branded initiatives and decreased costs related to reduced personnel compared to the prior year period due to the restructuring and related reduction in workforce primarily in our research and development organization during the fourth quarter ended December 31, 2014.

 Patent Litigation Expenses

Patent litigation expenses for the three month period ended September 30, 2015 were $0.7 million, as compared to $0.2 million for the three month period ended September 30, 2014. The increase in patent litigation expense was the result of legal activity related to a patent matter in the current period for which there was no corresponding activity in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.4 million for the three month period ended September 30, 2015, an increase of $0.6 million as compared to $10.8 million in the prior year period. The increase in expense during the current period was primarily driven by an increase in advertising and promotion expenses to support the launch of RYTARY® and related salesforce expansion.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,	September 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$29,786	$23,227	$6,559	28%
Unallocated corporate expenses	(29,786)	(23,227)	(6,559)	(28)%

Other income, net	134	8	126	*
Gain on sale of asset	45,574	---	45,574	*
Net change in fair value of derivatives	(4,000)	---	(4,000)	*
Interest income	247	370	(123)	(33)%
Interest expense	(8,182)	(25)	(8,157)	*
Income (loss) before income taxes	3,987	(22,874)	26,861	*
Provision for income taxes	$25,577	$10,117	$15,460	*

* Percentage exceeds 100%

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2015 were $29.8 million, a $6.6 million increase over the same period in 2014. The increase was principally driven by higher equity-based compensation compared to the prior year period, increased information technology expenses and the inclusion of general and administrative expenses from the Tower acquisition in the current year period.

Other Income, net

Other income, net in the three month period ended September 30, 2015 was $0.1 million, as compared to less than $0.1 million in the three month period ended September 30, 2014.

Gain on sale of asset

During the three month period ended September 30, 2015 we recognized a gain of $45.6 million on the sale of our rights to Daraprim®, for which there was no corresponding amount in the prior year period.

Net change in fair value of derivatives

During the three month period ended September 30, 2015, we recognized a $4.0 million expense related to the net change in the fair value of our derivative instruments related to our convertible senior notes at June 30, 2015 compared to September 30, 2015. We engage a third-party valuation firm with expertise in valuing financial instruments to determine the fair value of our bond hedge derivative asset and conversion option derivative liability at each reporting period.

Interest Income

Interest income in the three month period ended September 30, 2015 was less than $0.3 million, and was relatively consistent with the same period in 2014.

Interest Expense

Interest expense in the three month period ended September 30, 2015 was $8.2 million, compared to minimal interest expense during the prior year period, primarily related to approximately $8.1 million of interest expense incurred on our outstanding convertible notes, of which $3.0 million was cash and $5.1 million was non-cash accretion of the debt discount attributable to the deferred financing costs and bifurcation of the conversion option of our convertible senior notes, which reduced the carrying value of the notes on our consolidated balance sheet.

Income Taxes

During the three month period ended September 30, 2015, we recognized an aggregate consolidated tax provision of $25.6 million for U.S. domestic and foreign income taxes. In the three month period ended September 30, 2014, we recognized an aggregate consolidated tax provision of $10.1 million for U.S. domestic and foreign income taxes. The increase in the tax provision resulted from higher consolidated income before taxes in the three month period ended September 30, 2015, as compared to the same period in the prior year. The effective tax rate of 42% for the three month period ended September 30, 2015 was higher than the effective tax rate of 39% for the prior year period primarily as a result of a change in the timing and mix of U.S. and foreign income. Other contributing factors to the rate fluctuation included a larger add-back for non-deductible executive compensation limited by section 162(m) of the Internal Revenue Code, which prohibits publicly held corporations from deducting more than $1 million per year in compensation paid to each of certain covered employees.

Results of Operations

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Overview:

The following table sets forth our summarized, consolidated results of operations for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30, 2015	September 30, 2014	Increase/ (Decrease)
(in $000’s)	(unaudited)
			$	%
Total revenues	$578,377	$464,838	$113,539	24%

Gross profit	237,634	251,832	(14,198)	(6)%

Income from operations	38,764	87,668	(48,904)	(56)%

Income before income taxes	46,079	88,909	(42,830)	(48)%
Provision for income taxes	18,509	31,676	(13,167)	(42)%
Net income	$27,570	$57,233	$(29,663)	(52)%

Consolidated total revenues for the nine month period ended September 30, 2015 increased by $113.5 million to $578.4 million, or 24%, as compared to the same period in 2014. The increase in consolidated total revenues during the current year period was primarily due to the addition of product revenues from our acquisition of Tower, increased sales of diclofenac sodium gel, the addition of sales from RYTARY® and seven generic products launched in the second and third quarters of 2015. The year to date increase in revenue was partially offset by the absence of authorized generic RENVELA® sales during the current period. Year to date product volumes (including from acquisitions) increased revenues by approximately 22.4%, while product selling price decreased revenues by approximately 6.3%, in each case compared to the prior year period. New product launches increased revenues by approximately 8.4% compared to the prior year period.

Revenues from our Impax Generics division increased by $52.9 million during the nine month period ended September 30, 2015, as compared to the prior year period, driven primarily by the increase in revenues from the Tower acquisition and increased sales volume from diclofenac sodium gel, partially offset by the absence of sales of authorized generic Renvela® during the current period, for which there were sales during the prior year period. Revenues from the Impax Specialty Pharma division increased by $60.6 million during the nine month period ended September 30, 2015 as compared to the same period in 2014, as a result of the launch of RYTARY® as well as product volumes from the acquired companies during the current year period.

Net income for the nine month period ended September 30, 2015 was $27.6 million, a decrease of $29.6 million as compared to net income of $57.2 million for the nine month period ended September 30, 2014. The decrease was primarily attributable to lower margins from product sales and higher operating expenses, in each case compared to the prior year period. We also experienced higher amortization charges related to intangible assets and costs related to the fair value of inventory, resulting from the Tower acquisition. This was partially offset by reduced Hayward facility remediation costs during the current year period. In addition, we had a loss on debt extinguishment, related to the repayment of our term loan with Barclays, as well as higher interest expense related to the Barclays term loan and to our convertible notes and a net loss on the change in the fair value of our derivatives in connection with the call spread overlay on our convertible notes. The decrease in net income during the current year period was partially offset by the gain of $45.6 million from the sale of our rights to Daraprim® during the current year period.

Impax Generics

The following table sets forth results of operations for Impax Generics for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Generics sales, net	$475,688	$413,653	$62,035	15%
Rx Partner	6,775	13,086	(6,311)	(48)%
Other Revenues	1,623	4,428	(2,805)	(63)%
Total revenues	484,086	431,167	52,919	12%
Cost of revenues	299,596	195,382	104,214	53%
Gross profit	184,490	235,785	(51,295)	(22)%

Operating expenses:
Research and development	38,100	32,175	5,925	18%
Patent litigation expense	2,507	5,006	(2,499)	(50)%
Selling, general and administrative	16,673	11,822	4,851	41%
Total operating expenses	57,280	49,003	8,277	17%
Income from operations	$127,210	$186,782	$(59,572)	(32)%

Revenues

Total revenues for Impax Generics for the nine month period ended September 30, 2015, were $484.1 million, an increase of 12% over the same period in 2014, principally resulting from the addition of product revenue from the Tower acquisition as well as increased sales from diclofenac sodium gel and seven generic products including Lamotrigine ODT, partially offset by the absence of revenues from sales of authorized generic Renvela® during the current year period, for which there were sales during the prior year period.

Cost of Revenues

Cost of revenues was $299.6 million for the nine month period ended September 30, 2015, an increase of $104.2 million compared to the prior year period. In addition to increased costs related to higher product sales, cost of revenues in the current period increased due to higher product amortization and costs related to the step-up to fair value of inventory in connection with the Tower acquisition, as well as closing and severance costs related to the reorganization of our packaging and distribution operations announced on June 30, 2015. This increase was partially offset by lower remediation costs, as compared to the prior year period.

Gross Profit

Gross profit for the nine month period ended September 30, 2015 was $184.5 million, or approximately 38% of total revenues, as compared to $235.8 million, or approximately 55% of total revenues, in the prior year period. The decline in gross profit and gross margin was primarily driven by product mix. The loss of sales during the current year period of authorized generic Renvela®, a high margin product, was replaced by lower margin products from the Tower acquisition and sales of diclofenac sodium gel.

Research and Development Expenses

Total research and development expenses for the nine month period ended September 30, 2015 were $38.1 million, an increase of 18%, as compared to $32.2 million in the prior year period. Generic research and development expenses increased by $5.9 million, as compared to the prior year period, primarily due to the addition of research and development projects from the Tower acquisition.

Patent Litigation Expenses

Patent litigation expenses for the nine month period ended September 30, 2015 were $2.5 million, as compared to $5.0 million for the nine month period ended September 30, 2014. The decrease in patent litigation expenses of $2.5 million compared to the prior year period was the result of legal activity related to several cases in the prior year period for which there was no corresponding activity in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine month period ended September 30, 2015 were $16.7 million, as compared to $11.8 million for the nine month period ended September 30, 2014. The increase of $4.9 million compared to the prior year period was primarily the result of an increase in penalties paid to customers for delays or failures to supply product and the addition of the selling, general and administrative expenses from the Tower acquisition during the current year period.

Impax Specialty Pharma

The following table sets forth results of operations for Impax Specialty Pharma for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
Revenues:
Impax Specialty Pharma sales, net	$93,609	$32,869	$60,740	*
Other Revenues	682	802	(120)	(15)%
Total revenues	94,291	33,671	60,620	*
Cost of revenues	41,147	17,624	23,523	*
Gross profit	53,144	16,047	37,097	*

Operating expenses:
Research and development	12,488	29,574	(17,086)	(58)%
Patent litigation expense	999	227	772	*
Selling, general and administrative	39,186	31,749	7,437	23%
Total operating expenses	52,673	61,550	(8,877)	(14)%
Income (loss) from operations	$471	$(45,503)	$45,974	*

* Percentage exceeds 100%

Revenues

Total revenues for Impax Specialty Pharma were $94.3 million for the nine month period ended September 30, 2015, an increase of $60.6 million over the same period in the prior year, due to the launch of RYTARY® and revenues from the Tower acquisition during the current period.

Cost of Revenues

Cost of revenues was $41.1 million for the nine month period ended September 30, 2015, an increase of $23.5 million over the prior year period. In addition to increased costs related to increased product sales, cost of revenues increased in the nine month period ended September 30, 2015 due to higher amortization and costs related to the step-up to fair value of inventory, each incurred in connection with the Tower acquisition. This increase was partially offset by a reserve included in the cost of revenues during the nine months ended September 30, 2014 for pre-launch inventory related to RYTARY® as a result of a Complete Response Letter received in 2014, for which there was no similar amounts included in cost of revenues in the current year period.

Gross Profit

Gross profit for the nine month period ended September 30, 2015 was $53.1 million or approximately 56.4% of total revenues, as compared to $16.0 million, or approximately 47.7% of total revenues in the prior year period. The revenue from RYTARY® and revenue from the Tower acquisition were the primary drivers of the increase in gross profit compared to the prior year period.

Research and Development Expenses

Total research and development expenses for the nine month period ended September 30, 2015 were $12.5 million, a decrease of $17.1 million as compared to $29.6 million in the prior year period. The decrease during the current year period was primarily driven by a reduction in research and development expenses related to our branded initiatives and decreased costs related to reduced personnel compared to the prior year period due to the restructuring and related reduction in workforce primarily in our research and development organization during the fourth quarter ended December 31, 2014. In addition, research and development expense during the prior year period included a $2.0 million upfront fee paid to DURECT Corporation (“Durect”) under an agreement to acquire the exclusive worldwide rights to develop and commercialize Durect’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, for which there was no comparable fee paid in the current year period.

Patent Litigation Expenses

Patent litigation expenses for the nine month period ended September 30, 2015 were $1.0 million, as compared to $0.2 million for the nine month period ended September 30, 2014. The increase in patent litigation expense was the result of legal activity related to a patent matter in the current year period for which there was no corresponding activity in the prior year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $39.2 million for the nine month period ended September 30, 2015, an increase of $7.5 million as compared to $31.7 million in the prior year period. The increase was primarily driven by an increase in advertising and promotion expenses to support the launch of RYTARY® and related salesforce expansion.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,	September 30,	Increase/
	2015	2014	(Decrease)
(in $000’s)	(unaudited)
			$	%
General and administrative expenses	$88,917	$53,611	$35,306	66%
Unallocated corporate expenses	(88,917)	(53,611)	(35,306)	(66)%

Other income, net	929	115	814	*
Loss on debt extinguishment	(16,903)	---	(16,903)	*
Gain on sale of asset	45,574	---	45,574	*
Net change in fair value of derivatives	(4,000)	---	(4,000)	*
Interest income	825	1,123	(298)	(27)%
Interest expense	(19,110)	3	(19,113)	*
Loss before income taxes	(81,602)	(52,370)	(29,232)	(56)%
Provision for income taxes	$18,509	$31,676	$(13,167)	(42)%

* Percentage exceeds 100%

General and Administrative Expenses

General and administrative expenses for the nine month period ended September 30, 2015 were $88.9 million, a $35.3 million increase over the same period in 2014. The increase was principally driven by higher business development expenses, the majority of which was transaction and/or integration activities related to the Tower acquisition, the inclusion of general and administrative expenses from the Tower acquisition, increased information technology expenses and higher equity based compensation. The Tower related general and administrative expenses included $2.4 million in employee severance costs related to the acquisition.

Other Income, net

Other income, net in the nine month period ended September 30, 2015 was $0.9 million, as compared to $0.1 million in the nine month period ended September 30, 2014, primarily related to our sale of an ANDA during the current year period for $1.0 million.

Loss on debt extinguishment

During the nine month period ended September 30, 2015, we recognized a $16.9 million loss on the extinguishment related to the repayment of our term loan with Barclays, for which there was no comparable loss in the prior year period.

Gain on sale of asset

During the nine month period ended September 30, 2015 we recognized a gain of $45.6 million on the sale of our rights to Daraprim®, for which there was no comparable amount in the prior year period.

Net change in fair value of derivatives

During the nine month period ended September 30, 2015, we recognized a $4.0 million expense from the net change in the fair value of our derivative instruments related to our convertible senior notes at June 30, 2015 compared to September 30, 2015. We engage a third-party valuation firm with expertise in valuing financial instruments to determine the fair value of our bond hedge derivative asset and conversion option derivative liability at each reporting period.

Interest Income

Interest income in the nine month period ended September 30, 2015 was $0.8 million, and was relatively consistent with the same period in 2014.

Interest Expense

Interest expense in the nine month period ended September 30, 2015 was $19.1 million, primarily related to interest expenses on debt issued in connection with the Tower acquisition as well as interest accrued on our outstanding convertible notes. Interest expense in the nine month period ended September 30, 2015 included $2.3 million in commitment fees incurred prior to the closing of the Tower acquisition.

Income Taxes

During the nine month period ended September 30, 2015, we recognized an aggregate consolidated tax provision of $18.5 million for U.S. domestic and foreign income taxes. During the nine month period ended September 30, 2014, we recognized an aggregate consolidated tax provision of $31.7 million for U.S. domestic and foreign income taxes. The decrease in the tax provision resulted from lower consolidated income before taxes in the nine month period ended September 30, 2015, as compared to the same period in the prior year. The effective tax rate of 40% for the nine month period ended September 30, 2015 was higher than the effective tax rate of 36% for the prior year period primarily as a result of a change in the timing and mix of U.S. and foreign income. Other contributing factors to the rate fluctuation included a larger add-back for non-deductible executive compensation limited by section 162(m) of the Internal Revenue Code, which prohibits publicly held corporations from deducting more than $1 million per year in compensation paid to each of certain covered employees, and non-deductible acquisition-related transaction costs.

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

Special Meeting of the Stockholders

On November 9, 2015, we filed a definitive proxy statement with the SEC related to our Special Meeting of the Stockholders to be held on December 8, 2015, for our stockholders to approve our proposal to amend our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 90 million shares to 150 million shares.

Cash and Cash Equivalents

At September 30, 2015, we had $318.4 million in cash and cash equivalents, an increase of $103.5 million as compared to December 31, 2014. As more fully discussed below, the increase in cash and cash equivalents during the nine month period ended September 30, 2015 was primarily driven by $35.1 million of net cash provided by operating activities, and $520.5 million of cash provided for financing activities, partially offset by $452.0 million of net cash used in investing activities and a $0.1 million decrease related to the effect of exchange rate changes on cash.

Cash Flows

Nine Month Period Ended September 30, 2015 Compared to the Nine Month Period Ended September 30, 2014

Net cash provided by operating activities for the nine month period ended September 30, 2015 was $35.1 million, a decrease of $18.8 million as compared to the prior year period of $53.9 million net cash provided by operating activities. The period over period decrease in net cash provided by operating activities principally resulted from our reduced net income, partially offset by higher share based compensation and non-cash interest related to our convertible notes. The reduction in net income compared to the prior year period was largely driven by the absence of sales of authorized generic Renvela® and higher operating expenses during the current year period. The gain on sale of our rights to Daraprim® during the current year period was offset by higher amortization costs as a result of the Tower acquisition, improvements in working capital, as well as higher net profit sharing accruals.

Net cash used in investing activities for the nine month period ended September 30, 2015, was $452.0 million, an increase of $404.1 million compared to $47.9 million in net cash used in investing activities in the prior year period. The period over period increase in net cash used was due primarily to cash used to fund the Tower acquisition purchase price of $691.3 million (net of cash acquired in the acquisition), partially offset by a change in purchases of short-term investments and a change in maturities of investments of $213.0 million with those cash proceeds used in part to fund the Tower acquisition. Net cash flow from investing activities also included $55.5 million in proceeds from the sale of our rights to Daraprim® during the current year period.

Net cash provided by financing activities for the nine month period ended September 30, 2015 was $520.5 million, representing an increase of $509.8 million as compared to $10.7 million of net cash provided by financing activities in the prior year period. The period over period increase in net cash provided by financing activities was due to the sale of our convertible notes and related bond hedge activities.  Please refer to “Outstanding Debt Obligations” below for details regarding our debt obligations.

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

Concurrently with the offering of the Notes and using a portion of the proceeds from the sale of the Notes, we entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Notes. The Note Hedge Transactions and Warrant Transactions are separate transactions, in each case, entered into by us with a financial institution and are not part of the terms of the Notes. These transactions will not affect any holder’s rights under the Notes, and the holders of the Notes have no rights with respect to the Note Hedge Transactions and Warrant Transactions. See “Item 1. Financial Statements - Note 5 – Derivatives” and “Note 17 – Stockholders’ Equity” for additional information.

As of the June 30, 2015 issuance date of the Notes, we did not have the necessary number of authorized but unissued shares of its common available to settle the conversion option of the Notes in shares of our common stock. Unless and until our stockholders approve a sufficient increase in the authorized share count, we are required to settle the principal amount and conversion spread of the Notes in cash. Therefore, in accordance with guidance found in ASC 470-20 – Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-15 – Embedded Derivatives (“ASC 815-15”), the conversion option of the Notes was deemed an embedded derivative which must be bifurcated from the Notes (host contract) and accounted for separately as a derivative liability. The fair value of the conversion option derivative liability at September 30, 2015 was approximately $111.0 million, which was recorded with an offsetting debit to the book value of the debt. This debt discount will be amortized to interest expense over the term of the debt using the effective interest method.

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

As the private offering closed on the last day of the quarter ended June 30, 2015, there was no related interest expense recorded for the second quarter, and there was no accrued interest payable balance on the Notes as of June 30, 2015. For the quarter ended September 30, 2015, we recognized $8.1 million of interest expense related to the convertible notes, of which $3.0 million was cash and $5.1 million was non-cash accretion of the debt discount recorded. As the Notes mature in 2022, they have been classified as long-term debt on our balance sheet, with a book balance of approximately $419.4 million as of September 30, 2015.

Royal Bank of Canada $100.0 Million Revolver

On August 4, 2015, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) of up to $100 million, pursuant to a credit agreement, by and among us, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent (the “Revolving Credit Facility Agreement”). The Revolving Credit Facility is available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.75% based on our total net leverage ratio. The Revolving Credit Facility will mature on August 4, 2020. No borrowings have been drawn from the Revolving Credit Facility to date.

Loss on Early Extinguishment of Debt – Barclays $435.0 Million Term Loan

In connection with the acquisition of Tower during the first quarter of 2015, we entered into a $435.0 million senior secured term loan facility (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver” and together with the Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among us, the lenders party thereto from time to time and Barclays Bank PLC, as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, we incurred debt issuance costs for banking, legal and accounting fees and other expenses of approximately $17.8 million, which were previously reflected as a debt discount on our balance sheet in accordance with ASU 2015-03. Prior to repayment of the Term Loan on June 30, 2015, these debt issuance costs were amortized to interest expense over the term of the loan using the effective interest rate method.

On June 30, 2015, we used approximately $436.4 million of the proceeds from the sale of the Notes to repay the $435.0 million of principal and approximately $1.4 million of accrued interest due on our Term Loan under the Barclays Credit Agreement. In connection with this repayment of the loan, we recorded a loss on early extinguishment of debt of approximately $16.9 million related to the unamortized portion of the deferred debt issuance costs during the quarter ended September 30, 2015.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations

As of September 30, 2015, there were no significant changes to our contractual obligations as set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued updated guidance regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. This guidance will be the same for both U.S. GAAP and International Financial Reporting Standards (IFRS). In July 2015, the FASB deferred the effective date by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the effect that this guidance may have on its consolidated financial statements.

In April 2015, the FASB issued updated guidance on the presentation requirements for debt issuance costs and debt discount and premium. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. We adopted this guidance in the three month period ended March 31, 2015, and it had no effect on the Company’s results of operations. In August 2015, the FASB issued updated guidance on the presentation and measurement of debt issuance costs associated with line-of credit arrangements. The guidance issued in April 2015 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. This update states that the debt issuance costs shall be presented as an asset and deferred debt issuance costs shall be amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this guidance in the three month period ended September 30, 2015, and it had no effect on the Company’s results of operations.

In July 2015, the FASB issued updated guidance regarding the accounting for and measurement of inventory. The update requires that inventory measured using first-in, first-out (FIFO) shall be measured at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The guidance will be effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the effect that this guidance may have on our consolidated financial statements.

In September 2015, the FASB issued updated guidance regarding the accounting for and disclosure of measurement-period adjustments that occur in periods after a business combination is consummated. This update requires that the acquirer recognize measurement-period adjustments in the reporting period in which they are determined. Prior period information should not be revised. This update also requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in the current-period income statement that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The effective date for annual and interim periods begins after December 15, 2016. We are currently evaluating the effect that this guidance may have on our consolidated financial statements.

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk

Our cash equivalents and short-term investments included a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. We had no short-term investments as of September 30, 2015. As a result, the portfolio was subject to interest rate risk. Based on the average duration of our investments as of December 31, 2014, an increase of one percentage point in interest rates would have resulted in an increase in interest income of approximately $2.4 million. The carrying value of the portfolio approximates the market value at December 31, 2014.

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

We do not use derivative financial instruments or engage in hedging activities in our ordinary course of business and have no material foreign currency exchange exposure or commodity price risks. See “Item 15. Exhibits and Financial Statement Schedules – Note 19. Segment Information” for more information regarding the value of our investment in Impax Laboratories (Taiwan), Inc., as filed on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.     Risk Factors

During the quarter ended September 30, 2015, except as set forth below and as set forth in our Quarterly Report on Form 10-Q for the quarter June 30, 2015, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

We have in the past received a warning letter and Form 483 observations from the FDA which we have recently resolved. If we receive any future Form 483 observations or warning letters, however, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

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

During the quarters ended March 31, 2012, March 31, 2013, September 30, 2014 and June 30, 2015, the FDA conducted cGMP inspections of our Hayward manufacturing facility and at the conclusion of each inspection, we received a Form 483. The 2012 Form 483 contained five observations, the 2013 Form 483 contained 12 observations, three of which were designated by the FDA as repeat observations from inspections that occurred prior to the warning letter, the 2014 Form 483 contained seven observations, two of which were designated by the FDA as repeat observations from the inspection that occurred in 2013 and the 2015 Form 483 contained three observations. The 2015 inspection included a general cGMP inspection as well as pre-approval inspections (PAI) for multiple pending products at the FDA. On September 8, 2015, we announced that we had received written notice from the FDA verifying that we had successfully addressed all the violations contained in the May 2011 warning letter. We have also received the Establishment Inspection Reports (EIR) for each of the FDA inspections referenced above indicating acceptance of our corrective actions and closure by the FDA of each inspection that resulted in the issuance of the above-mentioned Form 483s. Since our receipt of the September 2015 notification from the FDA regarding the warning letter, the FDA has approved for sale a number of products that are manufactured at our Hayward facility.

In July 2014, the FDA conducted a cGMP and PAI inspection of our Taiwan manufacturing facility and at the conclusion of the inspection, we received a Form 483 with ten observations. We received and responded to a request for additional information from the FDA regarding our Taiwan facility in December 2014 and in March 2015, we received an EIR and notification from the FDA classifying our Taiwan manufacturing facility as acceptable.

In March 2015, the FDA conducted a Pharmacovigilance Inspection of our Horsham, Pennsylvania operation (one of the sites acquired in the Tower acquisition) and at the conclusion of the inspection, we received a Form 483 with two observations. In August 2015, we received an EIR and notification from the FDA that the inspection was considered closed.

We remain committed to continuing to improve our quality control and manufacturing practices. We cannot be assured, however, that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. If we receive any future FDA observations, we may be subject to regulatory action including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such Form 483 observations into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we receive any future Form 483 observations or warning letters from the FDA, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the purchases of our equity securities by us during the three months ended September 30, 2015.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or programs
July 1, 2015 to July 31, 2015	16,978 shares of common stock		$46.77	—	—
August 1, 2015 to August 31, 2015	--- shares of common stock	$	---	—	—
September 1, 2015 to September 30, 2015	162 shares of common stock		$37.69	—	—

(1)

Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

ITEM 3.     Defaults Upon Senior Securities.

Not Applicable.

ITEM 4.     Mine Safety Disclosures.

Not Applicable.

ITEM 5.     Other Information.

Not Applicable.

ITEM 6.	Exhibits

Exhibit No.	Description of Document

3.1.1	Amendment No. 3 to Amended and Restated Bylaws of Impax Laboratories, Inc.*

3.1.2	Amendment No. 2 to Amended and Restated Bylaws of Impax Laboratories, Inc.*

3.1.3	Amendment No. 1 to Amended and Restated Bylaws of Impax Laboratories, Inc.*

3.1.4	Amended and Restated Bylaws of Impax Laboratories, Inc., effective May 14, 2014.*

10.1

Credit Agreement dated as of August 4, 2015, by and among Impax Laboratories, Inc., the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent. (1)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 18 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for each of the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015, (v) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2015 and 2014 and (vi) Notes to Interim Consolidated Financial Statements.*

*	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2015		Impax Laboratories, Inc.

	By:	/s/ Fred Wilkinson

Name: Fred Wilkinson

Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons

Name: Bryan M. Reasons

Title: Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1.1	Amendment No. 3 to Amended and Restated Bylaws of Impax Laboratories, Inc.*

3.1.2	Amendment No. 2 to Amended and Restated Bylaws of Impax Laboratories, Inc.*

3.1.3	Amendment No. 1 to Amended and Restated Bylaws of Impax Laboratories, Inc.*

3.1.4	Amended and Restated Bylaws of Impax Laboratories, Inc., effective May 14, 2014.*

10.1

Credit Agreement dated as of August 4, 2015, by and among Impax Laboratories, Inc., the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent. (1)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 18 in the Notes to the unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Income for each of the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for each of the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015, (v) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2015 and 2014 and (vi) Notes to Interim Consolidated Financial Statements.*

*	Filed herewith
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2015.