Form 10-K
period 2015-12-31
IMPAX LABORATORIES INC
filed 2016-02-22
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(510) 476-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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
Yes ☐  No ☒

The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The NASDAQ Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015), was approximately $2,660,350,000.

As of February 12, 2016, there were 72,602,791 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 17, 2016 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Annual Report on Form 10-K. Such risks and uncertainties include fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of NUMIENT™ (IPX066) outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions and investments, the risks related to our acquisitions of or investments in technologies, products or businesses, the restrictions imposed by our credit facility and indenture, our level of indebtedness and liabilities and the potential impact on cash flow available for operations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described below in “Item 1A. Risk Factors.” You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

Rytary® is a registered trademark and NUMIENT™ is a trademark of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

PART I.

Item 1.        Business

Overview

We are a specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development and marketing of branded products. We operate in two segments, referred to as “Impax Generics” and “Impax Specialty Pharma”. The Impax Generics division concentrates its efforts on the development, manufacture, sale and distribution of our generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. The Impax Specialty Pharma division is engaged in the development of proprietary brand pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing the treatment of central nervous system (“CNS”) disorders. The Impax Specialty Pharma division is also engaged in the promotion, sale and distribution of several branded products, including our internally developed branded pharmaceutical product, Rytary®, an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease (“PD”), post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication which was approved by the FDA in January 2015, and Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”). Each of the Impax Generics and Impax Specialty Pharma divisions also generates revenue from research and development services provided to unrelated third-party pharmaceutical entities. See “Item 15. Exhibits and Financial Statement Schedules — Note 23. Segment Information,” for financial information about our segments for the years ended December 31, 2015, 2014 and 2013.

On March 9, 2015, we completed our acquisition of Tower Holdings, Inc. (“Tower”), including its operating subsidiaries CorePharma LLC (“CorePharma”) and Amedra Pharmaceuticals LLC (“Amedra Pharmaceuticals”), and Lineage Therapeutics, Inc. (“Lineage”) for a purchase price of approximately $691.3 million, net of approximately $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage (the “Tower acquisition”). The privately-held companies specialized in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. For additional information on the Tower acquisition, and the related financing of the acquisition, refer to “Item 15. Exhibits and Financial Statement Schedules - Note 2. Business Acquisitions” and “Note 14. Debt”.

In connection with the closing of the Tower acquisition, we renamed the operating and reporting structure of our two divisions into Impax Generics and Impax Specialty Pharma. Impax Generics includes our legacy Global Pharmaceuticals business as well as the acquired CorePharma and Lineage businesses. Impax Specialty Pharma includes the legacy Impax Pharmaceuticals business as well as the acquired Amedra Pharmaceuticals business.

Our Strategy

We plan to continue to expand our Impax Generics division by targeting complex solid oral and alternative dosage form Abbreviated New Drug Applications (“ANDAs”) with high revenue potential, including products with the potential to be first-to-file or first-to-market. Our products and product candidates are generally difficult to formulate and manufacture, providing certain competitive advantages. In addition to our product pipeline of 25 pending applications at the FDA as of February 16, 2016, we are continuing to evaluate and pursue external growth initiatives including acquisitions and partnerships.

The following information summarizes our generic pharmaceutical product development activities since inception through February 16, 2016:

●

112 ANDAs approved by the U.S. Food and Drug Administration (“FDA”),including one tentatively approved (i.e. satisfying substantive FDA requirements but remaining subject to statutory restrictions). In addition, we have rights to market and/or share in profits to 14 approved ANDAs held by our third party alliance partners. The approved ANDAs (including those held by our partners) include generic versions of brand name pharmaceuticals such as Adderall®, Lamictal ODT®, Lofibra®, Opana ER® (NDA 021610) and Solaraze®.

●	25 applications pending at the FDA that represent approximately $7.9 billion in 2015 U.S. product sales.

●	A number of products in various stages of development for which applications have not yet been filed.

A core component of our strategy includes an ongoing focus in our Impax Specialty Pharma division on proprietary brand-name pharmaceutical products to treat CNS disorders and other specialty segments. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies. We plan to continue investing in our development pipeline, both internally and through acquisitions and partnerships primarily focused on late-stage and next generation product opportunities.

Impax Generics Division

In the generic pharmaceutical market, we focus our efforts on developing, manufacturing, selling and distributing complex solid dose and alternative dosage form products covering a broad range of therapeutic areas and having technically challenging drug-delivery mechanisms or unique product development formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. Generic products contain the same active ingredient and are of the same route of administration, dosage form, strength and indication(s) as brand-name products already approved for use in the United States by the FDA. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our experience to develop bioequivalent versions of such brand-name products. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present certain competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. We have generally obtained rights to our alternative dosage form products through third party alliance and collaboration agreements, such as through our partnership agreement with TOLMAR, Inc. (“Tolmar”).

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

As of February 16, 2016, we marketed 139 generic pharmaceutical products representing dosage variations of 55 different pharmaceutical compounds through our Impax Generics division, and five other generic pharmaceutical products, representing dosage variations of two different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of February 16, 2016, our marketed generic products include, but are not limited to, authorized generic Adderall XR®, fenofibrate (generic to Lofibra®) and oxymorphone hydrochloride extended release tablets (AB rated to original OPANA® ER).

As of February 16, 2016, we had 25 applications pending at the FDA. The following table lists our publicly identified product applications pending at the FDA as of February 16, 2016:

Product	Generic of
Colesevelam Tablets 625 mg	Welchol®
Dutasteride/Tamsulosin Capsules 0.5 mg/0.4 mg	Jalyn®
Fenofibric Acid DR Capsules 45 and 135 mg	Trilipix®
Fentanyl Buccal Tablet 100, 200, 400, 600, 800 mcg	Fentora®
Oxycodone ER Tablets (new formulation) 10, 15, 20, 30, 40, 60, 80 mg	Oxycontin®
Oxymorphone ER Tablets version 5, 7.5, 10, 15, 20, 30 and 40 mg (new formulation)	Opana® ER
Risedronate Sodium DR Tablets 35 mg	Atelvia®
Sevelamer Carbonate Tablets 800 mg	Renvela®
Methylphenidate HCI ER Capsules	Metadate CD®

Impax Specialty Pharma

The Impax Specialty Pharma division is primarily focused on the development and promotion through our specialty sales force of proprietary branded pharmaceutical products for the treatment of CNS disorders, which include migraine, multiple sclerosis, Parkinson’s disease and postherpetic neuralgia. We estimate there are approximately 16,000 neurologists in the United States. Historically, a concentrated number of these neurologists are responsible for writing the majority of neurology prescriptions. CNS is the largest therapeutic category in the United States with 2015 sales of about $72 billion, or 16.4% of the $437 billion U.S. prescription drug market.  CNS product sales grew 2% in 2015, compared to 11% growth for the overall pharmaceutical market, while total CNS prescriptions increased 0.4%, slightly less than the overall pharmaceutical industry growth rate of 1.2%. (Source: IMS Health).

Our branded pharmaceutical product portfolio consists of commercial CNS products and development stage projects. Our internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, was approved by the FDA on January 7, 2015 and we began marketing the product in the United States in April 2015. During the fourth quarter of 2015, we received marketing authorization from the European Commission for NUMIENTTM (the brand name of IPX066 outside of the United States) and we are currently engaged in discussions with potential partners to market NUMIENTTM outside the United States.

Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories, and Albenza®, indicated for the treatment of tapeworm infections.

We have a couple of product candidates that are in varying stages of development and we currently intend to expand our portfolio of branded pharmaceutical products primarily through internal development and through licensing and acquisitions, with a focus on late-stage product opportunities.

Alliance and Collaboration Agreements

We have entered into several alliance and collaboration agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements typically obligate us to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. Our alliance and collaboration agreements often include milestones and provide for payments upon achievement of these milestones. For more information about the types of milestone events in our agreements and how we categorize them, see “Item 15. Exhibits and Financial Statement Schedules — Note 20. Alliance and Collaboration Agreements.”

Impax Generics Division – Alliance and Collaboration Agreements

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

Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and we are responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of our generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to us as of the end of the Supply Term. We are required to pay a profit share to Shire on sales of the AG Product, of which we owed a profit share payable to Shire of $19,540,000, $21,089,000 and $20,406,000 on sales of the AG Product during the years ended December 31, 2015, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line in our consolidated statement of operations. Although the Supply Term expired on September 30, 2014, we are permitted under the terms of the agreement to sell AG Products that we hold in our inventory or owed to us by Shire under the agreement until all such products are sold. We will continue to pay a profit share to Shire on sales of such products.

Development, Supply and Distribution Agreement with Tolmar, Inc.

In June 2012, we entered into a Development, Supply and Distribution Agreement with Tolmar (“Tolmar Agreement”). Under the terms of the Tolmar Agreement, Tolmar granted us an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten then approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and we are responsible for marketing and sale of the products. We are required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement. We owed a profit share payable to Tolmar of $77,683,000, $15,995,000 and $3,905,000 on sales of the topical products during the years ended December 31, 2015, 2014 and 2013, respectively, with a corresponding charge included in the Cost of Revenues line item on our consolidated statement of operations.

We paid Tolmar a $21,000,000 upfront payment upon signing of the agreement and pursuant to the terms of the agreement, are also required to make payments to Tolmar upon the achievement of certain specified milestone events. During the year ended December 31, 2012, we made a $1,000,000 milestone payment and during the fourth quarter ended December 31, 2013, we made a $12,000,000 payment to Tolmar, in each case upon Tolmar’s achievement of a regulatory milestone event. During the fourth quarter of 2014, we paid a $2,000,000 milestone payment to Tolmar related to the Diclofenac Sodium Gel 3% (Solaraze®) product pursuant to the Tolmar Agreement in accordance with the terms thereof. During the second quarter of 2015, we paid a $5.0 million milestone related to certain topical products pursuant to the Tolmar Agreement.

Product Acquisition Agreement with Teva Pharmaceuticals USA, Inc.

In August 2013, we, through our Amedra Pharmaceuticals subsidiary, entered into a product acquisition agreement (the “Teva Product Acquisition Agreement”) with Teva Pharmaceuticals USA, Inc. (“Teva”) pursuant to which we acquired the assets (including the ANDA and other regulatory materials) and related liabilities related to Teva’s mebendazole tablet product in all dosage forms (the “Mebendazole Tablet”). We have the potential to pay up to $3,500,000 in additional contingent milestone payments upon the achievement of predefined regulatory and commercialization milestones. We are also obligated to pay Teva a royalty payment based on net sales of the Mebendazole Tablet, including a specified annual minimum royalty payment, subject to customary reductions and the other terms and conditions set forth in the Teva Product Acquisition Agreement.

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

	Year Ended December 31,
	2015		2014		2013
$’s in 000’s
Gross Revenue and % Gross Revenue
Rx Partner	$9,307	1%	$14,114	1%	$11,639	1%
OTC Partner	$1,744	1%	$1,319	1%	$1,173	1%

Rx Partner Alliance Agreement with Teva

We entered into a Strategic Alliance Agreement with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited, in June 2001, which was subsequently amended (“Teva Agreement”). The Teva Agreement commits us to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period or such longer period as may be mutually agreed between the parties. As of December 31, 2015, we were supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5, 10 and 15 mg extended release tablets) and have agreed to supply another product (currently under development) to Teva; the other products under the Teva Agreement have either been returned to us, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or our obligations to supply such product had expired or were terminated in accordance with the agreement.

For more information about the Teva Agreement, see “Item 15. Exhibits and Financial Statement Schedules – Note 20. Alliance and Collaboration Agreements.”

OTC Partner Alliance Agreements

We have a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) for a term of approximately 15 years, relating to our Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. We previously developed the products and are currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale. The agreement included payments by us upon achievement of development milestones, as well as royalties paid to us by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, we and Pfizer entered into an agreement with L. Perrigo Company (“Perrigo”), which was subsequently amended whereby the parties agreed that we would supply our Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of our business, and the over-the-counter pharmaceutical products we sell to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and to Perrigo. As noted above, we are currently only required to manufacture the products under its agreements with Pfizer and Perrigo. We recognize profit share revenue in the period earned.

Research Partner Alliance Agreement

In November 2008, we entered into a Joint Development Agreement with Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), providing for collaboration in the development of five dermatological products, including four of our generic products and one branded advanced form of Valeant’s SOLODYN® product. Valeant paid us an upfront fee of $40.0 million in December 2008. We have also received an aggregate of $15.0 million in milestone payments consisting of two $5.0 million milestone payments, paid by Valeant in March 2009 and September 2009, a $2.0 million milestone payment received in December 2009, and a $3.0 million milestone payment received in March 2011. We have the potential to receive up to an additional $8.0 million of contingent regulatory milestone payments as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® product under this agreement. We believe that all of the milestones under this agreement are substantive and expect to recognize the proceeds from these regulatory milestones as revenue when achieved. We do not expect to receive any of these additional milestone payments during the fiscal year ending December 31, 2016. To the extent we commercialize any of the four generic dermatology products covered by the agreement, we will pay to Valeant a gross profit share on sales of such products. We began selling one of the four dermatology products during the year ended December 31, 2011. During the three month period ended March 31, 2013, we extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014 due to changes in the estimated timing of completion of certain research and development activities. All deferred revenue under the Joint Development Agreement was recognized as of December 31, 2014.

Impax Specialty Pharma – Alliance and Collaboration Agreements

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to us representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. Under the terms of the AZ Agreement, we made quarterly payments totaling $130.0 million to AstraZeneca during the year ended December 31, 2012. Beginning in January 2013, we became obligated to pay AstraZeneca tiered royalty payments based on net sales of Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. We are also obligated to pay to AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. We owed a royalty payable to AstraZeneca of $16,848,000, $14,262,000 and $36,113,000 for the years ended December 31, 2015, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of income.

Beginning after December 31, 2015, we may terminate the AZ Agreement for convenience upon specified notice. We may also terminate the AZ Agreement if certain of AstraZeneca’s annual manufacturing costs reflected in the supply price increase by more than a certain threshold. The AZ Agreement may also be terminated under certain other circumstances, including for material breach, as set forth in the AZ Agreement.

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, we entered into a Development and Co-Promotion Agreement (“Endo Agreement”) with Endo Pharmaceuticals Inc. ("Endo") under which we agreed to collaborate in the development and commercialization of a next-generation advanced form of our lead brand product candidate ("Endo Agreement Product"). The Endo Agreement was terminated upon mutual agreement by the parties effective December 23, 2015. Under the provisions of the Endo Agreement, in June 2010, Endo paid to us a $10.0 million upfront payment. Prior to termination of the agreement, we also had the potential to receive up to an additional $30.0 million of contingent milestone payments.

Agreement with DURECT Corporation

In 2014, we entered into an agreement with DURECT Corporation (“Durect”) granting us the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia (PHN), which we refer to as IPX239. We paid Durect a $2,000,000 up-front payment upon signing of the agreement. We also have the potential to pay up to $61,000,000 in additional contingent milestone payments upon the achievement of predefined development and commercialization milestones. If IPX239 is commercialized, we would also be obligated to pay Durect a tiered royalty based on product sales.

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

Competition

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Allergan Inc., Mylan N.V., Sun Pharmaceutical Industries Ltd., Lannett Company, Inc., Lupin Pharmaceuticals, Inc., Endo International plc and Sandoz.

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

In the brand-name pharmaceutical market, our principal competitors are pharmaceutical companies that are focused on Parkinson’s disease and other CNS disorders. In addition, with respect to products that we are developing internally and/or any additional products we may in-license from third parties, we expect that we will face increased competition from large pharmaceutical companies, drug delivery companies and other specialty pharmaceutical companies that have focused on the same disorders as our branded products.

A description of the competition we face from brand-name and generic pharmaceutical companies is included in “Item 1A. Risk Factors”.

Sales and Marketing

We market and sell our generic pharmaceutical prescription drug products within the continental United States and the Commonwealth of Puerto Rico. We have not made sales in any other jurisdictions over the last three fiscal years. We derive a substantial portion of our revenue from sales to a limited number of customers. The customer base for our products consists primarily of drug wholesalers, warehousing chain drug stores, mass merchandisers, and mail-order pharmacies. We market our products both directly, through our Impax Generics and Impax Specialty Pharma divisions, and indirectly through our Rx Partner and OTC Partner alliance and collaboration agreements. Together, our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, CVS Caremark Corporation and N.C. Mutual, accounted for 89% of our gross revenue for the year ended December 31, 2015. These five customers individually accounted for 46%, 22%, 19%, 1% and 1%, respectively, of our total gross revenue for the year ended December 31, 2015. We do not have long-term contracts in effect with our five major customers. A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

Manufacturing and Distribution

We source our finished dosage form products from our own facilities in Hayward, California; Middlesex, New Jersey; and Taiwan. We also use several contract manufacturers for this purpose. During 2015, we restructured our packaging and distribution operations. As a result, we closed our Philadelphia packaging site and all of our company-wide distribution operations were outsourced to United Parcel Services (UPS).

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

Those of our raw materials that are available from a limited number of suppliers include Bendroflumethiazide, Chloroquine Phosphate, Colestipol, Digoxin, Fenofibrate, Methyltestosterone, Nadolol and Pyridostigmine, all of which are active pharmaceutical ingredients. The manufacturers of several of these products are sole-source suppliers. Only a couple of our active ingredients are covered by long-term supply agreements and, although to date we have only experienced occasional interruptions in supplies, we cannot assure that we will continue to receive uninterrupted or adequate supplies of such raw materials.

Any inability to obtain raw materials on a timely basis, or any significant price increases not passed on to customers, could have a material adverse effect on our business, results of operations and financial condition.

Quality Control

We have in the past received a warning letter and Form 483 observations from the FDA regarding certain operations within our manufacturing network.

●	In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility citing deviations from current Good Manufacturing Practices (“cGMP”), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls.

●

During fiscal years 2012, 2013 and 2014, the FDA conducted cGMP inspections of our Hayward manufacturing facility and during the quarter ended June 30, 2015, the FDA conducted a cGMP and Pre-Approval Inspection at the facility. At the conclusion of each inspection, we received a Form 483.

●	In July 2014, we received a Form 483 after the FDA conducted a cGMP and Pre-Approval Inspection of our Taiwan manufacturing facility.

●	In March 2015, we received a Form 483 at our Horsham, Pennsylvania operations after the FDA conducted a pharmacovigilance inspection.

During 2015, we successfully resolved the warning letter on our Hayward manufacturing facility and we also received the Establishment Inspection Reports (“EIRs”) for each of the aforementioned FDA inspections indicating acceptance of our corrective actions and closure by the FDA of each such inspection. Since our receipt of the 2015 notification from the FDA regarding closure of the warning letter, the FDA has approved a number of products that are manufactured at our Hayward facility.

We remain committed to continuing to improve our quality control and manufacturing practices. We cannot be assured, however, that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. If we receive any future FDA observations, we may be subject to regulatory action including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such Form 483 observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we receive any future Form 483 observations or warning letters from the FDA, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

Research and Development

We conduct most of our research and development activities at our facilities in Hayward, California and Middlesex, NJ, with a staff of 157 employees as of December 31, 2015. In addition, we have outsourced a number of research and development projects to third-party laboratories.

We spent approximately $77.0 million, $78.6 million and $68.9 million on research and development activities during the years ended December 31, 2015, 2014 and 2013, respectively, as more fully set out in the tables below (in millions). The research and development expenses in the year ended December 31, 2015 included $6.4 million related to an impairment of acquired in-process research and development product rights, included in the line item “Other” below.

(amounts in millions)		Impax
	Impax Generics	Specialty Pharma	Total Impax
Year Ended December 31, 2015
Clinical study expenses	$4.6	$0.8	$5.4
Personnel expenses	28.6	10.0	38.6
Experimental materials	4.3	-	4.3
Outside services	5.8	4.5	10.3
Facility expenses	4.2	.4	4.6
Legal expenses	0.4	0.2	0.6
Other	11.0	2.2	13.2
Total	$58.9	$18.1	$77.0

		Impax
	Impax	Specialty	Total
	Generics	Pharma	Impax
Year Ended December 31, 2014
Clinical study expenses	$10.2	$7.6	$17.8
Personnel expenses	17.1	17.7	34.8
Experimental materials	5.0	0.7	5.7
Outside services	2.7	4.9	7.6
Facility expenses	2.7	1.1	3.8
Legal expenses	0.3	0.5	0.8
Other	2.9	5.2	8.1
Total	$40.9	$37.7	$78.6

		Impax
	Impax	Specialty	Total
	Generics	Pharma	Impax
Year Ended December 31, 2013
Clinical study expenses	$14.9	$6.0	$20.9
Personnel expenses	14.9	15.7	30.6
Experimental materials	2.8	1.1	3.9
Outside services	2.4	1.4	3.8
Facility expenses	2.6	1.1	3.7
Legal expenses	0.9	0.4	1.3
Other	2.9	1.8	4.7
Total	$41.4	$27.5	$68.9

We do not generally track research and development expense by individual product in either the Impax Generics division or the Impax Specialty Pharma division.

In the Impax Generics division, we focus our research and development efforts based on drug-delivery technology and on products that we believe may have certain competitive advantages, rather than on any particular therapeutic area. As of February 16, 2016, the Impax Generics division had 25 product applications pending with the FDA and another 18 products in development. Accordingly, we believe that our generic pipeline products will, in the aggregate, generate a significant amount of revenue for us in the future. However, while a generic product is still in development, we are unable to predict the level of commercial success that the product may ultimately achieve given the uncertainties relating to the successful and timely completion of bioequivalence studies, ANDA filing, receipt of marketing approval and resolution of any related patent litigation, as well as the amount of competition in the market at the time of product launch and thereafter and other factors detailed in “Item 1A. Risk Factors.” Additionally, we do not believe that any individual generic pipeline product is currently significant in terms of accrued or anticipated research and development expense given the large volume of products under development in the Impax Generics division, as detailed above. Further, on a per product basis, development costs for generic products tend to be significantly lower than for branded products, as the process for establishing bioequivalence is significantly less extensive than the standard clinical trial process. The regulatory approval process is significantly less onerous as well compared to the process for branded products.

In the Impax Specialty Pharma division, we currently market one internally developed branded pharmaceutical product, Rytary® (IPX066) for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which we launched in the United States in April 2015. We also have a number of product candidates that are in varying stages of development. While we believe the pipeline products in this division are potentially viable, profitable product candidates for us, given the uncertainties relating to the successful completion of clinical trials, the FDA approval process for branded products, reimbursement levels, the amount of competition at the time of product launch and thereafter and other factors detailed in “Item 1A. Risk Factors,” such pipeline products are too early in the development process to be considered significant at this point in time.

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

As noted above, the submission of an NDA is not a guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and instead request additional information, in which case, the application must be resubmitted with the supplemental information. After the application is deemed filed by the FDA, FDA staff will review an NDA to determine, among other things, whether a product is safe and efficacious for its intended use.

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

Available Information

We maintain an Internet website at the following address: www.impaxlabs.com. We make available on or through our Internet website certain reports and amendments to those reports, as applicable, that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. Our website also includes our Code of Conduct and the charters of our Audit Committee, Nominating Committee, Compensation Committee and Compliance Committee of our Board of Directors. We make this information available on our website free of charge, as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Exchange Act.

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

Employees

As of December 31, 2015, we had 1,290 full-time employees, of which 563 were in operations, 157 in research and development, 328 in the quality area, 181 in legal and administration, and 61 in sales and marketing. None of our employees are subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.

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

Our revenues and operating results may vary significantly from year-to-year and quarter to quarter as well as in comparison to the corresponding quarter of the preceding year. Variations may result from, among other factors:

●	the timing of FDA approvals we receive;
●	the timing of process validation, product launches, and market acceptance of such products launched;
●	changes in the amount we spend to research, develop, acquire, license or promote new products;
●	the outcome of our clinical trial programs;
●	serious or unexpected health or safety concerns with our products, the brand products we have genericized, or our product candidates;
●	the introduction of new products by others that render our products obsolete or noncompetitive;
●	the ability to maintain selling prices and gross margins on our products;
●	changes in our policies regarding returns, rebates, allowances and chargebacks for our products;
●	the outcome of our patent infringement litigation and other litigation matters and expenditures as a result of such litigation;
●	the ability to comply with complex governmental regulations which deal with many aspects of our business;
●	changes in coverage and reimbursement policies of health plans and other health insurers, including changes to Medicare, Medicaid and similar state programs;
●	increases in the cost of raw materials used to manufacture our products;
●	manufacturing and supply interruptions, including product rejections or recalls due to failure to comply with manufacturing specifications;
●	the ability of our license partner(s) to secure regulatory approval, gain market share, sales volume, and sales milestone levels;
●	timing of revenue recognition related to our alliance and collaboration agreements;
●	the ability to protect our intellectual property and avoid infringing the intellectual property of others;
●	our ability to manage our growth and integrate acquired businesses successfully; and
●	the addition or loss of customers.

As an illustration, we earned significant revenues and gross profit from sales of our authorized generic Adderall XR® products during fiscal years 2012, 2013 and 2014 and from sales of our authorized generic Renvela® products during fiscal year 2014. With respect to our authorized generic Adderall XR® products, we were dependent on a third party pharmaceutical company to supply us with such products we market and sell through our Generics Division. Our supply agreement with such third party for the supply of generic Adderall XR® products expired on September 30, 2014. Although we continue to market and sell generic Adderall XR® products that we have in inventory, unless we are able to timely and successfully launch our corresponding generic product to Adderall XR®, we will not be able to continue to earn uninterrupted future revenue from the sale of such products after we exhaust our inventory. With respect to our generic Renvela® products, during the second quarter of fiscal year 2014, we were granted a license to sell an allotment of a specified number of bottles of the product under the terms of a third party settlement agreement and the sales from such product, a high margin product, contributed to significant revenue in our Generics Division during fiscal 2014. We did not receive any revenues from our authorized generic Renvela® products in fiscal year 2015, which contributed to reduced gross profit in our Generics Division during certain periods in 2015, as compared to the corresponding periods in the prior year.

In our branded products division, we earned significant revenues and gross profit from sales of our Impax-labeled Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulation products that we began selling during the year ended December 31, 2012 pursuant to our Distribution, License, Development and Supply Agreement with AstraZeneca.  In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we experienced diminution of our sales revenue and gross profit from those products as a result of generic competition. We launched authorized generic versions of those products in the United States. We continue to commercialize the branded Zomig® nasal spray which has U.S. patents expiring as late as May 2021, which patents have been challenged by an ANDA filer seeking to market a generic to Zomig® nasal spray. During fiscal year 2015, we began marketing Rytary®, our internally developed extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication for sale in the United States, which contributed to sales revenue in our branded products division during the year. We have patents covering Rytary® that expire as late as December 2028, which patents have been challenged by an ANDA filer seeking to market a generic version of Rytary®.

Any diminution of sales revenue and/or gross profit from such products or our other significant products due to existing or additional competition, product supply or any other reasons in future periods may materially and adversely affect our results of operations in such periods.

Due to the fluctuations in revenue and operating results due to factors discussed in greater detail below, our quarterly operating results are difficult to predict and may fluctuate significantly from period to period. We cannot predict with any certainty the timing or level of sales of our products in the future. As a result, period-to-period comparisons of our operating results should not be relied upon as indications of our future performance and any full-year financial forecast should not be relied upon as a guarantee of future performance for that year or for any given quarter within that year. If our quarterly sales or operating results fall below the expectations of investors or securities analysts, the value of our securities could decline substantially and our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

We have in the past received a warning letter and Form 483 observations from the FDA which we have recently resolved. If we receive any future Form 483 observations or warning letters, however, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

We have in the past received a warning letter and Form 483 observations from the FDA regarding certain operations within our manufacturing network.

●

In late May 2011, we received a warning letter from the FDA related to an on-site FDA inspection of our Hayward, California manufacturing facility citing deviations from current Good Manufacturing Practices (“cGMP”), which are extensive regulations governing manufacturing practices for finished pharmaceutical products and which establish requirements for manufacturing processes, stability testing, record keeping and quality standards and controls.

●

During fiscal years 2012, 2013 and 2014, the FDA conducted cGMP inspections of our Hayward manufacturing facility and during the quarter ended June 30, 2015, the FDA conducted a cGMP and Pre-Approval Inspection at the facility. At the conclusion of each inspection, we received a Form 483.

●	In July 2014, we received a Form 483 after the FDA conducted a cGMP and Pre-Approval Inspection of our Taiwan manufacturing facility.

●	In March 2015, we received a Form 483 at our Horsham, Pennsylvania operations after the FDA conducted a pharmacovigilance inspection.

During 2015, we successfully resolved the warning letter on our Hayward manufacturing facility and we also received the Establishment Inspection Reports (“EIRs”) for each of the aforementioned FDA inspections indicating acceptance of our corrective actions and closure by the FDA of each such inspection. Since our receipt of the 2015 notification from the FDA regarding closure of the warning letter, the FDA has approved a number of products that are manufactured at our Hayward facility.

We remain committed to continuing to improve our quality control and manufacturing practices. We cannot be assured, however, that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. If we receive any future FDA observations, we may be subject to regulatory action including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such Form 483 observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we receive any future Form 483 observations or warning letters from the FDA, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

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

As of February 16, 2016, we had 25 product applications pending at the FDA and 18 product candidates under development for generic versions of brand-name pharmaceuticals. In our branded products division, we have a few product candidates in various stages of development. The development and commercialization process for our products, particularly of our branded products, is time-consuming, costly and involves a high degree of business risk. The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development. Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market them successfully or profitably or, with respect to our generics products, we may not be able to market them at all if we do not prevail in the patent infringement litigation in which we are involved. Our future results of operations will depend significantly upon our ability to timely develop, receive FDA approval for, and market new pharmaceutical products or otherwise acquire new products.

A substantial portion of our total revenues is derived from sales to a limited number of customers.

We derive a substantial portion of our revenue from sales to a limited number of customers. In 2015, our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, CVS Caremark Corporation and N.C. Mutual accounted for 46%, 22%, 19%, 1% and 1%, respectively, or an aggregate of 89%, of our gross revenue.

A reduction in, or loss of business with, any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

A substantial portion of our total revenues is derived from sales of a limited number of products.

We derive a substantial portion of our revenue from sales of a limited number of products. In 2015, our top five products accounted for 17%, 12%, 8%, 7% and 6%, or an aggregate of 50%, of our product sales, net. The sale of our products can be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

Sales of our products may be adversely affected by the continuing consolidation of our customer base.

A significant proportion of our sales is made to relatively few retail drug chains, wholesalers, and managed care organizations. These customers are continuing to undergo significant consolidation. Such consolidation has provided and may continue to provide them with additional purchasing leverage, and consequently may increase the pricing pressures that we face. Additionally, the emergence of large buying groups representing independent retail pharmacies, and the prevalence and influence of managed care organizations and similar institutions, enable those groups to extract price discounts on our products.

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

The pharmaceutical industry is highly competitive and many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. Further, the pharmaceutical industry has in recent years seen increased consolidation, resulting in larger competitors and placing further pressure on prices, development activities and customer retention. In addition, pharmaceutical manufacturers’ customer base consists of an increasingly limited number of large pharmaceutical wholesalers, chain drug stores that warehouse products, mass merchandisers and mail order pharmacies. Our competitors may be able to develop products competitive with or more effective or less expensive than our own for many reasons, including that they may have:

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

In the generic products market, we face competition from other generic pharmaceutical companies, which may impact our selling price and revenues from such products. The FDA approval process often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. As competition from other generic pharmaceutical companies intensifies, selling prices and gross profit margins often decline, which has been our experience with our existing products. Moreover, with respect to products for which we file a Paragraph IV certification, if we are not the first ANDA filer challenging a listed patent for a product, we are at a significant disadvantage to the competitor that first filed an ANDA for that product containing such a challenge, which is awarded 180 days of market exclusivity for the product. Conversely, in some cases when we are the first ANDA filer to challenge a listed patent, we may forfeit our 180 days of market exclusivity under certain circumstances. In that case, a competitor may obtain ANDA approval earlier than we obtain ANDA approval, in which case we will be at a disadvantage to such competitor. Accordingly, the level of market share, revenue and gross profit attributable to a particular generic product that we develop is generally related to the number of competitors in that product’s market and the timing of that product’s regulatory approval and launch, in relation to competing approvals and launches. Although we cannot assure, we strive to develop and introduce new products in a timely and cost effective manner to be competitive in our industry (see “Item 1 Business — Regulation”). Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices and reduced margins for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

In addition to the competition we face from other generic pharmaceutical companies related to our generic products, we also face competition from brand-name pharmaceutical companies that may try to prevent, discourage or delay the use of generic versions through various measures, including introduction of new branded products, legislative initiatives, changing dosage forms or dosing regimens, regulatory processes, filing new patents or patent extensions, lawsuits, citizens’ petitions, and negative publicity prior to introduction of a generic product. In addition, brand-name competitors may lower their prices to compete with generic products, increase advertising, or launch, either through an affiliate or licensing arrangements with another company, an authorized generic at or near the time the first generic product is launched, reducing the generic product market exclusivity provided by the Hatch-Waxman Act.

Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Allergan, Inc., Mylan N.V., Sun Pharmaceutical Industries Ltd., Lannett Company, Inc., Lupin Pharmaceuticals, Inc., Endo International plc and Sandoz.

In the brand-name pharmaceutical market, our principal competitors are pharmaceutical companies that are focused on Parkinson’s disease and other CNS disorders. In addition, with respect to products that we are developing internally and/or any additional products we may in-license from third parties, we expect that we will face increased competition from large pharmaceutical companies, drug delivery companies and other specialty pharmaceutical companies that have focused on the same disorders as our branded products.

Any of the actions by our competitors as described above may significantly impact sales of our generic and branded products, which could have a material adverse effect on our business, results of operations and financial condition.

We have experienced operating losses and negative cash flow from operations in the past, and our future profitability is uncertain.

Although we have in recent years been profitable, we do not know whether our business will continue to be profitable or generate positive cash flow, and our ability to remain profitable or obtain positive cash flow is uncertain. To remain operational and profitable, we must, among other things:

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

A substantial portion of our manufacturing capacity as well as our current production is attributable to our manufacturing facilities located in Hayward, California, Middlesex, New Jersey and Taiwan, R.O.C. and to certain third party suppliers. A significant disruption at any one of these facilities within our internal or third party supply chain, even on a short-term basis, whether due to an adverse quality or compliance observation, including a total or partial suspension of production and/or distribution by regulatory authorities, an act of God, civil or political unrest, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to the economic, political, legal and other risks of maintaining facilities and conducting clinical trials in foreign countries.

In 2010, we commenced shipment of commercial product from our new manufacturing facility in Taiwan, and we plan to increase our commercial manufacturing operations in Taiwan in the future. In addition, certain clinical trials for our product candidates are conducted at multiple sites in Europe. These foreign operations are subject to risks inherent in maintaining operations and doing business abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, expropriation or nationalization of property, changes in laws and regulations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax or tariff laws, more limited intellectual property protection in certain foreign jurisdictions, and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks. Further, as our global operations require compliance with a complex set of foreign and U.S. laws and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act of 1977, as amended, and local laws which also prohibit payments to governmental officials or certain payments or remunerations to customers, there is a risk that some provisions may be inadvertently breached. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. These foreign economic, political, legal and other risks could impact our operations and have an adverse effect on our business, results of operations and financial condition.

We are involved in various legal proceedings, including patent litigation that can delay or prevent our commercialization of generic products or accelerate generic competition for our branded products, all of which are uncertain, force us to incur substantial expense to defend and/or expose us to substantial liability.

Patent infringement litigation involves many complex technical and legal issues and its outcome is often difficult to predict, and the risk involved in doing so can be substantial. For generic product manufacturers, the potential consequences to such generic companies in the event of an unfavorable outcome include delaying generic launch until patent expiration and potential damages measured by the profits lost by the branded product manufacturer rather than the profits earned by the generic pharmaceutical company.  For brand drug manufacturers, an unfavorable outcome may significantly accelerate generic competition ahead of patent expiration. Such litigation usually involves significant expense and can delay or prevent introduction or sale of our products. Our generic products division is routinely subject to patent infringement litigation brought by branded pharmaceutical manufacturers seeking to delay FDA approval to manufacture and market generic forms of their branded products. Likewise, our branded products division is currently involved in patent infringement litigation against generic drug manufacturers seeking FDA approval to market their generic drugs prior to expiration of patents covering our branded products.

We and/or our third party partners are routinely subject to patent infringement suits related to our Generics Division products, including as of February 16, 2016, one related to oxymorphone hydrochloride tablets. If this or any of our future patent litigation matters involving generic products are resolved unfavorably, we or our alliance or collaboration partners may be enjoined from manufacturing, developing or selling the generic product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell generic products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. In our branded products division, as of February 16, 2016, we were involved in two patent infringement suits, one related to Zomig® nasal spray and the other related to Rytary®. If these patent litigation matters involving our branded products are resolved unfavorably, our Zomig® nasal spray product and/or Rytary® may face generic competition significantly earlier than the date of patent expirations for the products. We have incurred substantial expense to defend the foregoing patent litigation suits; during fiscal year 2015, we incurred costs of approximately $4.6 million in connection with our participation in the patent litigation matters described above, as well as for other matters that were resolved in 2015. Although it is not currently possible to quantify the liability we could incur if any of the above referenced patent litigation suits are decided against us, any unfavorable outcome on such matters could have a material adverse effect on our business, results of operations and financial condition.

In addition to patent infringement litigation claims, we are or may become a party to other litigation in the ordinary course of our business, including, among others, matters alleging product liability, other intellectual property rights infringement, violations of securities laws, employment discrimination or breach of commercial contract. A detailed description of our significant legal proceedings are described in “Item 15. Exhibits and Financial Statement Schedules – Note 22. Legal and Regulatory Matters.” In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could have a material adverse effect on our business, results of operations and financial condition.

Our agreements with brand pharmaceutical companies, which are important to our business, are facing increased government scrutiny in the United States, which may result in increased government actions and private litigation suits.

We are involved in numerous patent litigations in which we challenge the validity or enforceability of innovator companies’ listed patents and/or their applicability to our generic pharmaceutical products, as well as patent infringement litigation in which generic companies challenge the validity or enforceability of our patents and/or their applicability to their generic pharmaceutical products, and therefore settling patent litigations has been and is likely to continue to be an important part of our business. Parties to such settlement agreements in the United States, including us, are required by law to file them with the Federal Trade Commission (“FTC”) and the Antitrust Division of the Department of Justice for review. The FTC has publicly stated that, in its view, some of the brand - generic settlement agreements violate the antitrust laws and has brought actions against some brand and generic companies that have entered into such agreements. In June 2013, the U.S. Supreme Court in its decision in FTC v. Actavis determined that “reverse payment” settlement agreements between brand and generic companies could violate antitrust laws. The Supreme Court held that such settlement agreements are neither immune from antitrust attack nor presumptively illegal but rather should be analyzed under the “Rule of Reason.” It is currently uncertain the effect the Supreme Court’s decision will have on our existing settlement agreements or its impact on our ability to enter into such settlement agreements in the future or the terms thereof. The Supreme Court’s decision may result in heightened scrutiny from the FTC of such settlement agreements and we may become subject to increased FTC investigations or enforcement actions arising from such settlement agreements. Further, private plaintiffs, including direct and indirect purchasers of our products, may also become more active in bringing private litigation claims against us and other brand and generic pharmaceutical companies alleging that such settlement agreements violate antitrust laws.

In May 2012, we received a Civil Investigative Demand (“CID”) from the FTC concerning its investigation into the drug SOLODYN® and its generic equivalents. According to the FTC, the investigation was to determine whether we, along with Medicis Pharmaceutical Corporation (now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc.) and six other companies, had engaged or were engaged in unfair methods of competition in or affecting commerce by entering into agreements regarding SOLODYN® or its generic equivalents and/or engaging in other conduct regarding the sale or marketing of SOLODYN® or its generic equivalents. On November 6, 2015, the FTC issued a letter to us indicting that it had closed its investigation of the SOLODYN® agreements with no further action by the FTC. In February 2014, we received a CID from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether we and Endo Pharmaceuticals, Inc. have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. The FTC’s investigation related to Opana® ER currently remains open. To our knowledge, no proceedings by the FTC have been initiated against us at this time in the FTC’s investigation into Opana® ER; however, no assurance can be given as to the timing or outcome of such investigation.

Private plaintiffs have also filed class action complaints against us and other manufacturers of SOLODYN®, Opana® ER and their respective generic equivalents. A detailed description of the SOLODYN® and Opana® ER FTC investigations and class action suits are described in “Item 15. Exhibits and Financial Statement Schedules – Note 22. Legal and Regulatory Matters.” The defense of antitrust litigation investigation and claims are generally expensive and time consuming, and we can give no assurance as to the timing or outcome of such investigation or claims or of any future private litigation or government action alleging that one of our settlement agreements violates antitrust laws.

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

We continually evaluate the performance of our products, and may determine that it is in our best interest to discontinue the manufacture and distribution of certain of our products. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the appropriate products to discontinue or that our decision to discontinue various products is prudent if market conditions change. In addition, we cannot assure you that the discontinuance of products will reduce our operating expenses or will not cause us to incur material charges associated with such a decision. Furthermore, the discontinuance of existing products entails various risks, including, in the event that we decide to sell the discontinued product, the risk that we will not be able to find a purchaser for such products or that the purchase price obtained will not be equal to at least the book value of the net assets for such products. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our discontinued products, which could prevent us from selling other products to them in the future. Moreover, we may incur other significant liabilities and costs associated with our discontinuance of products, which could have a material adverse effect on our business, results of operations and financial condition.

We expend a significant amount of resources on research and development efforts that may not lead to successful product introductions or the recovery of our research and development expenditures.

We conduct research and development primarily to enable us to manufacture and market pharmaceuticals in accordance with FDA regulations. We spent approximately $77.0 million, $78.6 million and $68.9 million on research and development activities during the years ended December 31, 2015, 2014 and 2013, respectively. We are required to obtain FDA approval before marketing our drug products. The FDA approval process is costly and time consuming. Typically, research expenses related to the development of innovative products and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, our research and development expenditures may not result in the successful introduction of FDA-approved pharmaceuticals.

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

We currently do not have a license partner for commercialization of NUMIENT™ outside of the United States.

In November 2015, the European Commission granted marketing authorization for NUMIENT™ (IPX066) (referred to as Rytary® in the United States).  The review of the NUMIENT™ application was conducted under the centralized licensing procedure as a therapeutic innovation, and the authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway. To date, we have not launched commercialization activities for NUMIENT™ outside of the United States and we do not currently have a license partner for the commercialization of the product outside of the United States. We previously were a party to a License, Development and Commercialization Agreement with Glaxo Group Limited (“GSK”) dated December 15, 2010 whereby GSK received an exclusive license to develop and commercialize IPX066 throughout the world, except in the United States and Taiwan, and certain follow-on products at the option of GSK. The License, Development and Commercialization Agreement with GSK was subsequently terminated and GSK’s rights to develop and commercialize the product outside the United States and Taiwan were transferred back to us in 2013. We are currently engaged in discussions with potential partners to market NUMIENT™ outside of the United States; however, no assurances can be made that we will find such a partner. If we are unsuccessful in entering into such third party collaboration arrangements for ex-United States commercialization activities of NUMIENT™, such failure could have a material adverse effect on our business, results of operations and financial condition.

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

We typically purchase the ingredients, other materials and supplies that we use in the manufacturing of our products, as well as certain finished products, from a small number of foreign and domestic suppliers. The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier or the supplier was not in compliance with FDA or other applicable requirements, the FDA approval of a new supplier could delay the manufacture of the drug involved. As a result, there is no guarantee we will always have timely and sufficient access to a required raw material or other product. In addition, some materials used in our products are currently available from only one supplier or a limited number of suppliers. Generally, we would need as long as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that it intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. Further, a significant portion of our raw materials may be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

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

Those of our raw materials that are available from a limited number of suppliers include Bendroflumethiazide, Chloroquine Phosphate, Colestipol, Digoxin, Fenofibrate, Methyltestosterone, Nadolol and Pyridostigmin, all of which are active pharmaceutical ingredients. The manufacturers of several of these products are sole-source suppliers. Only a couple of our active ingredients are covered by long-term supply agreements and, although we have to date only experienced occasional interruptions in supplies, we cannot assure you that we will continue to receive uninterrupted or adequate supplies of such raw materials.

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

The global economy has undergone a period of significant volatility which has led to diminished credit availability, declines in consumer confidence and increases in unemployment rates. There remains caution about the stability of the U.S. economy, and we cannot assure that further deterioration in the financial markets will not occur. These economic conditions have resulted in, and could lead to further, reduced consumer spending related to healthcare in general and pharmaceutical products in particular.

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

In addition, marketing of our branded products, such as the Zomig® products pursuant to our AZ Agreement with AstraZeneca and Rytary®, requires much greater use of a direct sales force compared to marketing of our generic products. Our ability to realize significant revenues from marketing and sales activities depends on our ability to attract and retain qualified sales personnel. Competition for qualified sales personnel is intense. Any failure to attract or retain qualified sales personnel could negatively impact our sales revenue and have a material adverse effect on our business, results of operations and financial condition.

We have entered into employment agreements with our executive officers and certain other key employees. Under the employment agreements, the employee may terminate his or her employment upon 60 days prior written notice to us. All of our other key personnel are employed on an at-will basis with no formal employment agreements. We do not maintain “Key Man” life insurance on any executives.

We are subject to significant costs and uncertainties related to compliance with the extensive regulations that govern the manufacturing, labeling, distribution, promotion and sale of pharmaceutical products as well as environmental, safety and health regulations.

The manufacturing, distribution, processing, formulation, packaging, labeling, promotion and sale of our products are subject to extensive regulation by federal agencies, including the FDA, DEA, FTC, Consumer Product Safety Commission and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations and agencies in California, New Jersey, Pennsylvania and elsewhere, as well as the laws and regulations of Taiwan. Such regulations are also subject to change by the relevant federal, state and international agencies. For instance, beginning from January 1, 2015, manufacturers, wholesale distributors, and repackagers of certain prescription drugs are required to provide and capture certain product tracing information under the Drug Quality and Security Act (“DQSA”). Title II of the DQSA, referred to as the Drug Supply Chain Security Act, requires companies in certain prescription drugs’ chain of distribution to build electronic, interoperable systems to identify and trace the products as they are distributed in the United States. Compliance with the DQSA or any future federal or state electronic pedigree requirements may increase the Company's operational expenses and impose significant administrative burdens.

Regulatory agencies such as the FDA regularly inspect our manufacturing facilities and the facilities of our third party suppliers. The failure of one of our facilities, or a facility of one of our third party suppliers, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility. As discussed above, we have in the past received a warning letter and Form 483 observations from the FDA regarding certain operations within our manufacturing network. During 2015, we successfully resolved the warning letter and we also received the EIRs for each of the FDA inspections resulting in the Form 483 indicating acceptance of our corrective actions and closure by the FDA of each inspection. Although we remain committed to continuing to improve our quality control and manufacturing practices, we cannot be assured that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. If we receive any future FDA observations, we may be subject to regulatory action including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such Form 483 observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we receive any future Form 483 observations or warning letters from the FDA, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

With respect to environmental, safety and health laws and regulations, we cannot accurately predict the outcome or timing of future expenditures that we may be required to make in order to comply with such laws as they apply to our operations and facilities. We are also subject to potential liability for the remediation of contamination associated with both present and past hazardous waste generation, handling, and disposal activities. We are subject periodically to environmental compliance reviews by environmental, safety, and health regulatory agencies. Environmental laws are subject to change and we may become subject to stricter environmental standards in the future and face larger capital expenditures in order to comply with environmental laws.

Compliance with federal and state and local law regulations, including compliance with any newly enacted regulations, requires substantial expenditures of time, money and effort to ensure full technical compliance. Failure to comply with the FDA, EPA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, results of operations and financial condition. Further, prescription drug prices have been the focus of increased scrutiny by the government, including certain state attorneys general, members of congress and the U.S. Department of Justice. Decreases in health care reimbursements or prices of our prescription drugs could limit our ability to sell our products or decrease our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

Our failure to comply with the legal and regulatory requirements governing sales, marketing and pricing of our products may result in substantial fines, sanctions and restrictions on our business activities.

Our practices and activities related to the sales and marketing of our products, as well as the pricing of our products, are subject to extensive regulation under U.S. federal and state healthcare statutes and regulations intended to combat fraud and abuse to federal and state healthcare payment programs, such as Medicare and Medicaid, Tri-Care, CHAMPUS, and Department of Defense programs. These laws include the federal Anti-Kickback Statute, the federal False Claims Act, and similar state laws and implementing regulations. For example, the payment of any incentive to a healthcare provider to induce the recommendation of our product or the purchase of our products reimbursable under a federal or state program is prohibited under these laws. Likewise, knowingly presenting or causing to be presented a false claim for payment to a federal or state health care program would expose a company to sanctions and penalties. Similarly, the inaccurate reporting of prices leading to inflated reimbursement rates would also be considered a violation of these laws. The Physician Payment Sunshine Act enacted in 2010 imposes reporting and disclosure requirements on drug manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers. Failure to submit this required information may result in significant civil monetary penalties. These laws and regulations are enforced by the U.S. Department of Justice, the U.S. Department of Health and Human Services, Office of Inspector General, state Medicaid Fraud Units and other state enforcement agencies.

Violations of the laws and regulations described above are punishable by criminal and civil sanctions, including substantial fines and penal sanctions, such as imprisonment. It is common for enforcement agencies to initiate investigations into sales and marketing practices, as well as pricing practices, regardless of merit. These types of investigations and any related litigation can result in: (i) large expenditures of cash for legal fees, payment for penalties, and compliance activities; (ii) limitations on operations; (iii) diversion of management resources; (iv) injury to our reputation; and (v) decreased demand for our products.

While we have developed corporate compliance programs based on what we believe to be current best practices, we cannot assure you that we or our employees or agents are or will be in compliance with all applicable federal or state regulations and laws. Further, the criteria for determining compliance are often complex and subject to change and interpretation. If we are in violation of any of these requirements or any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could include the imposition of significant criminal and civil fines and penalties, exclusion from federal healthcare programs or other sanctions, any which could have a material and adverse effect on our business, results of operations and financial condition.

We have entered into, and anticipate entering into, contracts with various U.S. government agencies. Unfavorable provisions in government contracts, some of which may be customary, may harm our business, results of operations and financial condition.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively commonly referred to as the “Healthcare Reform Act” may affect the operational results of companies in the pharmaceutical industry such as ours by imposing additional costs. Effective January 1, 2010, the Health Care Reform Act, amongst other changes, increased the minimum Medicaid drug rebates for pharmaceutical companies and revised the definition of “average manufacturer price” for reporting purposes, which may affect the amount of our Medicaid drug rebates to states. Beginning in 2011, the law also imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

The Healthcare Reform Act contemplates the promulgation of significant future regulatory action which may also further affect our business. The Healthcare Reform Act and any further changes to health care laws or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, results of operations and financial condition.

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

At December 31, 2015, our goodwill, which includes goodwill generated as a result of the Tower acquisition, in addition to goodwill generated as a result of the December 1999 merger of Global Pharmaceuticals Corporation and Impax Pharmaceuticals, Inc., was approximately $210.2 million, or approximately 11% of our total assets. The carrying value of our intangible assets, composed of product rights, in-process research and development, and royalties was approximately $602.0 million, or approximately 31% of our total assets. The increase in carrying value of $576.9 million from the December 31, 2014 carrying value of $26.7 million was attributable to the Tower acquisition. We may never realize the value of our goodwill and intangibles. We regularly evaluate and will continue to regularly evaluate whether events or circumstances have occurred to indicate all, or a portion, of the carrying amount of goodwill or intangible assets may no longer be recoverable, in which case an impairment charge to earnings would become necessary. Goodwill and intangible assets are tested at least annually for impairment in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. We perform this impairment testing during the fourth quarter of our fiscal year. During the three month period ended September 30, 2013, we recorded a $13.2 million impairment charge to cost of revenues for our Impax Generics division as a result of deteriorating market conditions. During the same period in 2013, we also recorded an intangible asset impairment charge of $0.8 million in research and development expenses as a result of a decision by management to withdraw one of our ANDAs and no longer seek FDA approval. The impairment charge represented the full carrying value of the ANDA. During the three month period ended March 31, 2014, as a result of a further decline in pricing, we revised our projections and performed an intangible asset impairment analysis. Based on the results of this analysis, we recorded a $2.9 million charge to cost of revenues for the Impax Generics division during 2014. As a result of our annual impairment testing performed during the fourth quarter of 2015, we recorded a total impairment charge related to our intangible assets of approximately $13.7 million, of which $7.3 million was recorded to cost of revenues and $6.4 million was recorded to research and development expenses on our Consolidated Statements of Income. The impairment charge was primarily attributable to deteriorating market conditions for two of the intangible assets acquired in the Tower acquisition. There was no impairment charge related to goodwill as a result of our annual testing in 2015. Any future acquisitions or investments in businesses could also result in an increase in goodwill, intangible assets and amortization expenses that could have a negative impact on our profitability. If the fair value of our goodwill or intangible assets is determined at some future date to be less than its recorded value, a change to earnings may be required. Any such charge or future determination requiring the write-off of a significant portion of the carrying value of our goodwill or intangible assets could have a material adverse effect on our business, results of operations and financial condition.

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

We regularly review the potential acquisition of technologies, products, product rights and complementary businesses. We may choose to enter into such transactions at any time. Nonetheless, we cannot provide assurance that we will be able to identify suitable acquisition or investment candidates. To the extent that we do identify candidates that we believe to be suitable, we cannot provide assurance that we will be able to make such acquisitions or investments on commercially advantageous terms or at all. Further, there are a number of risks and uncertainties relating to closing such transactions. If such transactions are not completed for any reason, we will be subject to several risks, including the following: (i) the market price of shares of our common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a negative perception by the market of us generally and a decline in the market price of our common stock; and (ii) many costs relating to the such transactions may be payable by us whether or not such transactions are completed.

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

Additionally, acquisitions involve numerous risks, including difficulties in assimilating the personnel, operations and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which we have limited or no prior experience, and the potential loss of key employees of the acquired company. There may be overlap between our products or customers and those of an acquired entity that may create conflicts in relationships or other commitments detrimental to the integrated businesses. If we are unable to successfully or timely integrate the operations of acquired companies with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the acquisition, and our business, results of operations and financial condition could be materially and adversely affected.

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

We have a $100.0 million senior secured revolving credit facility (the “Senior Secured Credit Facility”) pursuant to a credit agreement, dated as of August 4, 2015, by and among us, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent. We are also party to an indenture dated June 30, 2015 between us and Wilmington Trust, National Association (the “Indenture”) governing our 2.00% Convertible Senior Notes Due 2022 (the “Notes”). Our Senior Secured Credit Facility and Indenture contain a number of negative covenants that limit our ability to engage in activities. These covenants limit or restrict, among other things, our ability to:

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

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, results of operations and financial condition and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2015, our total consolidated liabilities were $860.1 million, including $600 million of outstanding convertible notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;
●	limiting our flexibility in planning for, or reacting to, changes in our business;
●	dilution experienced by our existing stockholders as a result of the conversion of the convertible notes into shares of common stock; and
●	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

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

Terrorist attacks at or nearby our facilities in Hayward, California, Middlesex, New Jersey, or our manufacturing facility in Taiwan may negatively affect our operations. While we do not believe that we are more susceptible to such attacks than other companies, such attacks could directly affect our physical facilities or those of our suppliers or customers and could make the transportation of our products more difficult and more expensive and ultimately affect our sales.

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

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.           Properties

Our primary properties consist of various owned and leased facilities in California, Pennsylvania and New Jersey as well as a significant manufacturing facility that we own in Taiwan. The expiration dates of the lease agreements range between June 1, 2016 and January 31, 2020. Our properties are generally used to support the operations of both the Impax Generics division and the Impax Specialty Pharma division. The table below shows the square feet owned or leased by function at each location.

Location	Owned	Leased	Total	Function
Hayward, CA	35,000	--	35,000	Research & development
Hayward, CA	50,000	--	50,000	Manufacturing
Hayward, CA	19,000	--	19,000	Administration & lab
Hayward, CA	50,400	--	50,400	Warehouse
Hayward, CA	13,300	--	13,300	Manufacturing support
Hayward, CA	--	76,180	76,180	Warehouse & lab
Hayward, CA	--	45,000	45,000	Corporate offices
Hayward, CA	--	88,677	88,677	Manufacturing & lab
California Properties	167,700	209,857	377,557

Philadelphia, PA	113,000	--	113,000	Packaging & warehouse
Chalfont, PA	--	44,000	44,000	Administration
Montgomeryville, PA	--	40,000	40,000	Administration
Pennsylvania Properties	113,000	84,000	197,000

Middlesex, NJ	--	37,500	37,500	Manufacturing
Middlesex, NJ	--	18,593	18,593	Packaging
Middlesex, NJ	--	20,651	20,651	Research & development
Middlesex, NJ	--	32,516	32,516	Administration
Bridgewater, NJ	--	32,806	32,806	Administration
New Jersey Properties	--	142,066	142,066

Taiwan	397,917	--	397,917	Manufacturing *
Totals	678,617	435,923	1,114,540

* This facility is on land that is leased from the state.

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

Item 3.           Legal Proceedings

Information pertaining to legal proceedings can be found in “Item 15. Exhibits and Financial Statement Schedules – Note 22. Legal and Regulatory Matters” and is incorporated by reference herein.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II.

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price

Our common stock is traded on the NASDAQ Global Market under the symbol "IPXL". The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Market, as follows:

	Price Range per Share
	High	Low
Year Ending December 31, 2015
First Quarter	$47.70	$29.76
Second Quarter	$52.10	$42.25
Third Quarter	$51.42	$31.85
Fourth Quarter	$45.00	$31.83

Year Ending December 31, 2014
First Quarter	$28.50	$21.34
Second Quarter	$30.74	$23.02
Third Quarter	$31.04	$22.12
Fourth Quarter	$33.05	$23.31

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG IMPAX LABORATORIES, INC., RUSSELL 2000 INDEX AND DOW JONES U.S. PHARMACEUTICALS INDEX

Impax Laboratories, Inc.
NASDAQ Composite-Total Returns
Russell 2000 Index
DJ US Pharmaceuticals Index
DOLLARS
250
200
150
100
50
0
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015

ASSUMES $100 INVESTED ON DECEMBER 31, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DECEMBER 31, 2015

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

Holders

As of February 12, 2016, there were approximately 220 holders of record of our common stock, solely based upon the count our transfer agent provided us as of that date.

Dividends

We have never paid cash dividends on our common stock and have no present plans to do so. Our current policy is to retain all earnings, if any, for use in the operation of our business. The payment of future cash dividends, if any, will be at the discretion of our Board of Directors and will be dependent upon our earnings, financial condition, capital requirements and other factors as our Board of Directors may deem relevant.

Special Meeting of Stockholders

On November 9, 2015, we filed a definitive proxy statement with the SEC related to our Special Meeting of Stockholders which was held on December 8, 2015, and where our stockholders approved our proposal to amend our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 90 million shares to 150 million shares, which amendment has occurred.

Unregistered Sales of Securities

There were no sales of unregistered securities during the year ended December 31, 2015.

Purchases of Equity Securities by the Issuer

The following table provides information regarding the purchases of our equity securities by us during the quarter ended December 31, 2015.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	195,370	$35.92	—	—

November 1, 2015 to November 30, 2015	—	—	—	—

December 1, 2015 to December 31, 2015	—	—	—	—

Total	195,370	$35.92	—	—

(1)

Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our Second Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”).

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,405,371	(1)	$21.39	1,812,055
Equity compensation plans not approved by security holders	---		---	81,250	(2)
Total:	2,405,371		$21.39	1,893,305

(1)	Represents options issued pursuant to the 2002 Plan, and the Impax Laboratories, Inc. 1999 Equity Incentive Plan.

(2)	Represents 81,250 shares of common stock available for future issuance under the Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.

See “Item 15. Exhibits and Financial Statement Schedules — Note 18. Employee Benefit Plans” and “Note 17. Share-Based Compensation” for information concerning our employee benefit plans and equity compensation plans.

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

The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of our financial position and results of operations for these periods.

(In thousands, except per share data)	For the Years Ended December 31,
Statements of Income Data:	2015	2014	2013	2012	2011
Total revenues	$860,469	$596,049	$511,502	$581,692	$512,919
Research and development	76,982	78,642	68,854	81,320	82,701
Total operating expenses	282,836	223,837	205,687	199,562	158,684
Income (loss) from operations	69,568	88,816	(6,387)	82,992	99,611
Net income	38,997	57,353	101,259	55,873	65,495
Net income per share — basic	0.56	0.84	1.51	0.85	1.02
Net income per share — diluted	0.54	0.81	1.47	0.82	0.97

(In thousands)	As of December 31,
Balance Sheet Data:	2015	2014	2013	2012	2011
Cash, cash equivalents and short-term investments	$340,351	$414,856	$413,133	$298,918	$346,414
Working capital	495,312	516,927	505,852	400,248	443,074
Total assets	1,922,487	1,079,197	996,923	863,970	793,859
Long-term debt	424,595	--	--	--	--
Total liabilities	860,078	191,320	186,720	172,867	190,918
Retained earnings	570,223	531,226	473,873	372,614	316,741
Total stockholders’ equity	1,062,409	887,877	810,203	691,103	602,941

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

Overview

We are a specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development and marketing of branded products. We operate in two segments, referred to as “Impax Generics” and “Impax Specialty Pharma”. Impax Generics concentrates its efforts on generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. Impax Specialty Pharma utilizes its specialty sales force to market proprietary branded pharmaceutical products for the treatment of CNS disorders and other select specialty segments. Both Impax Generics and Impax Specialty Pharma generate revenue from research and development services provided to unrelated third-party pharmaceutical entities.

We plan to continue to expand Impax Generics through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties. As of February 16, 2016, we marketed 139 generic pharmaceuticals, which represent dosage variations of 55 different pharmaceutical compounds through our Impax Generics division; another five of our generic pharmaceuticals representing dosage variations of two different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of February 16, 2016, we had 25 applications pending at the FDA and 18 other products in various stages of development for which applications have not yet been filed.

The Impax Generics division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following sales channels:

●	the “Impax Generics sales channel” for sales of generic prescription products we sell directly to wholesalers, large retail drug chains, and others;
●

the “Private Label Product sales channel” for generic pharmaceutical over-the-counter and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label;

●	the “Rx Partner sales channel” for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and
●

the “OTC Partner sales channel” for sales of generic pharmaceutical over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements.

We sell our Impax Generics division products within the continental United States and the Commonwealth of Puerto Rico. We have no sales in foreign countries. Revenues from the Impax Generics sales channel and the Private Label Product sales channel are reported under the caption “Impax Generics sales, net” in our consolidated statements of income. We also generate revenue in our Impax Generics division from research and development services provided under a joint development agreement with another pharmaceutical company, and we report such revenue under the caption “Other Revenues” in “Item 15. Exhibits and Financial Statement Schedules – Note 24. Supplementary Financial Information.”

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

Our branded pharmaceutical product portfolio consists of commercial CNS and other select specialty products, as well as development stage projects. In February 2012, we licensed from AZ the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulations pursuant to the terms of the AZ Agreement and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. In June 2015, the FDA approved the Zomig® nasal spray for use in pediatric patients 12 years of age or older for the acute treatment of migraine with or without aura. Our branded products portfolio also includes Albenza® for invasive tapeworm infections, and two additional marketed products, all acquired in our acquisition of Tower and Lineage.

We currently market one internally developed branded pharmaceutical product, Rytary® (IPX066), for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which we launched in the United States in April 2015. In November 2015, the European Commission granted marketing authorization for NUMIENT™ (IPX066) (referred to as Rytary® in the United States). The review of the NUMIENT™ application was conducted under the centralized licensing procedure as a therapeutic innovation, and the authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway.

We have entered into several alliance, collaboration or license and distribution agreements with respect to certain of our products and services and may enter into similar agreements in the future. These agreements may require us to relinquish rights to certain of our technologies or product candidates, or to grant licenses on terms which ultimately may prove to be unfavorable to us. Relationships with alliance and collaboration partners may also include risks due to the failure of a partner to perform under the agreement, incomplete marketplace information, inventories, development capabilities, regulatory compliance and commercial strategies of our partners and our agreements may be the subject of contractual disputes. For instance, we have historically experienced some disruptions in supply of certain products. If we suffer similar supply failures on our significant products in the future, or if we or our partners are not successful in commercializing the products covered by such alliance, collaboration or license and distribution agreements, our revenues and relationships with our customers may be materially adversely affected.

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the our revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue under the our several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2015.

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

A significant majority of our gross to net accruals are the result of chargebacks and rebates, with the majority of those programs having an accrual to payment cycle of approximately three months. In addition to this relatively short accrual to payment cycle, we receive monthly information from the wholesalers regarding their sales of our products and actual on hand inventory levels of our products. During the year ended December 31, 2015, the three large wholesalers account for approximately 98% of our chargebacks and approximately 77% of our indirect sales rebates. This enables us to execute accurate provisioning procedures. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, returns represent the smallest gross to net adjustment. We have not experienced any significant changes in our estimates as it relates to our chargebacks, rebates or returns in each of the years in the three-year period ended December 31, 2015.

The following tables are roll-forwards of the activity in the reserves for the years ended December 31, 2015, 2014 and 2013 with an explanation for any significant changes in the accrual percentages:

(In thousands)	As of December 31,
Chargeback Reserve	2015	2014	2013
Beginning balance	$43,125	$37,066	$18,410
Acquired balances	24,532	---	---
Provision recorded during the period	833,157	487,377	389,707
Credits issued during the period	(798,184)	(481,318)	(371,051)
Ending balance	$102,630	$43,125	$37,066

Provision as a percent of gross product sales:	34%	35%	34%

The aggregate provision for chargebacks, as a percent of gross product sales, decreased to 34% in 2015 from 35% in 2014 primarily as a result of product sales mix and inclusion of product sales from the Tower acquisition.

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

(In thousands)	As of December 31,
Rebate Reserve	2015	2014	2013
Beginning balance	$88,812	$88,449	$46,011
Acquired balance	75,447	---	---
Provision recorded during the period	571,642	260,747	193,288
Credits issued during the period	(470,672)	(260,384)	(150,850)
Ending balance	$265,229	$88,812	$88,449

Provision as a percent of gross product sales:	23%	19%	17%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 19% during the year ended December 31, 2014 to 23% during the year ended December 31, 2015 as a result of product sales mix, the formation of alliances between major wholesalers and major retailers and the inclusion of product sales from the Tower acquisition which carry a higher rebate rate.

The provision for rebates, as a percent of gross product sales, increased from 17% during the year ended December 31, 2013 to 19% during the year ended December 31, 2014 as a result of product sales mix, as well as the impact of additional rebates resulting from the recent formation of new alliances between major wholesalers and major retailers.

(In thousands)	As of December 31,
Returns Reserve	2015	2014	2013
Beginning balance	$27,174	$28,089	$23,440
Acquired balances	11,364	---	---
Provision recorded during the period	43,967	12,016	11,015
Credits issued during the period	(33,555)	(12,931)	(6,366)
Ending balance	$48,950	$27,174	$28,089

Provision as a percent of gross product sales:	2%	1%	1%

The provision for returns as a percent of gross product sales increased to 2% in 2015 compared to1% in 2014 as a result of the Tower acquisition whose products carry a higher historical returns experience, higher than anticipated returns volume resulting from the loss of exclusivity on certain Zomig® products and higher returns accruals due to price increases on certain generic products.

The provision for returns as a percent of gross product sales remained at 1% in 2014 compared to 2013.

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

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Options and restricted shares granted under the 2002 Plan generally vest over a three or four year period and generally have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model, wherein expected volatility is based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends. During the year ended December 31, 2014, we granted shares of restricted stock that vested upon the achievement of certain stock price performance criteria during the year ended December 31, 2015. We valued these awards using a Monte Carlo simulation.

Income Taxes. We are subject to U.S. federal, state and local income taxes, Netherlands income tax and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values (GAAP) and the tax bases of our assets and liabilities.

Fair Value of Financial Instruments. Our deferred compensation liability is carried at the value of the amount owed to participants, and is derived from observable market data by reference to hypothetical investments. The carrying values of other financial assets and liabilities such as accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Intangible Assets

The following table identifies our preliminary allocations of the Tower acquisition purchase price to the intangible assets acquired in the acquisition by category:

	Estimated Fair Value (in thousands)	Weighted- Average Estimated Useful Life (in years)
Currently marketed product rights	$381,100	13
Royalties	80,800	12
In-process research and development	170,700	n/a
Total intangible assets	$632,600	12

The estimated fair value of the in-process research and development and identifiable intangible assets acquired in the Tower acquisition was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value at the Tower acquisition date of currently marketed products was 15%. For in-process research and development, the discount rate used was 16% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles", rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment by applying a fair-value-based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Impax Generics division and Impax Specialty Pharma division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute approximately $60.2 million of goodwill to the Impax Specialty Pharma division and approximately $150.0 million of goodwill to the Impax Generics division. We concluded the carrying value of goodwill was not impaired as of December 31, 2015 and 2014, as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their respective carrying values at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. To date, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations.

Results of Operations - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overview:

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
			Increase/
	2015	2014	(Decrease)
			$	%
Total revenues	$860,469	$596,049	$264,420	44%
Gross profit	352,404	312,653	39,751	13%

Income from operations	69,568	88,816	(19,248)	(22)%

Income before income taxes	59,368	90,559	(31,191)	(34)%
Provision for income taxes	20,371	33,206	(12,835)	(39)%
Net income	$38,997	$57,353	$(18,356)	(32)%

Consolidated total revenues for the year ended December 31, 2015 increased by 44% or $264.5 million to $860.5 million, compared to $596.0 million for the year ended December 31, 2014. The increase in consolidated total revenues during 2015 was primarily due to the addition of product revenues from our acquisition of Tower and increased sales of diclofenac sodium gel and the addition of sales from Rytary® and 14 generic products launched in 2015. The year-over-year increase in revenue was partially offset by the absence of authorized generic Renvela® sales during 2015, for which there were sales during the prior year. Product volumes (including from acquisitions) increased revenues by approximately 36.0%, while product selling price decreased revenues by approximately 4%, in each case compared to the prior year. New product launches increased revenues by approximately 12% compared to the prior year.

Revenues from our Impax Generics division increased by $161.9 million during 2015, as compared to the prior year, driven primarily by the increase in revenues from the Tower acquisition and increased sales volume from diclofenac sodium gel, partially offset by the absence of sales of authorized generic Renvela® during 2015, for which there were sales during the prior year. Revenues from the Impax Specialty Pharma division increased by $102.6 million during 2015, as compared to the prior year, as a result of the launch of Rytary® as well as product volumes from the Tower acquired companies during 2015.

Net income for the year ended December 31, 2015 was $39.0 million, a decrease of $18.4 million as compared to $57.4 million for the year ended December 31, 2014. The decrease was primarily attributable to lower margins from product sales and higher operating expenses, in each case compared to the prior year. We also experienced higher amortization and impairment charges related to intangible assets, higher severance costs related to the restructuring of our packaging and distribution facilities announced on June 30, 2015 as well as costs related to the fair value of inventory resulting from the Tower acquisition. Such increased costs were partially offset by reduced Hayward facility remediation costs during 2015. In addition, we had a loss on debt extinguishment related to the repayment of our term loan with Barclays, as well as higher interest expense related to the Barclays term loan and to our convertible notes and a net loss on the change in the fair value of our derivatives in connection with the call spread overlay on our convertible notes, in each case during 2015 for which we did not have similar charges during the prior year period. The decrease in net income during 2015 was partially offset by the gain of $45.6 million from the sale of our rights to Daraprim® in 2015.

Impax Generics

The following table sets forth results of operations for the Impax Generics division for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
			Increase/
	2015	2014	(Decrease)
Revenues			$	%
Impax Generics sales, net	$699,844	$528,512	$171,332	32%
Rx Partner	9,307	14,114	(4,807)	(34)%
Other Revenues	1,781	6,456	(4,675)	(72)%
Total revenues	710,932	549,082	161,850	29%
Cost of revenues	450,045	260,459	189,586	73%
Gross profit	260,887	288,623	(27,736)	(10)%

Operating expenses:
Research and development	58,838	40,927	17,911	44%
Patent litigation	2,942	5,333	(2,391)	(45)%
Selling, general and administrative	29,641	17,144	12,497	73%
Total operating expenses	91,421	63,404	28,017	44%
Income from operations	$169,466	$225,219	$(55,753)	(25)%

Revenues

Total revenues for the Impax Generics division for the year ended December 31, 2015 were $710.9 million, an increase of 29% from the same period in 2014, principally resulting from the addition of product revenue from the Tower acquisition as well as increased sales from diclofenac sodium gel and 14 generic products launched during 2015 including Lamotrigine ODT, partially offset by the absence of revenues from sales of authorized generic Renvela® during 2015, for which there were sales during the prior year.

Cost of Revenues

Cost of revenues was $450.0 million for the year ended December 31, 2015, an increase of $189.5 million compared to cost of revenues of $260.5 million in the prior year. In addition to increased costs related to higher product sales, cost of revenues in the current period increased due to higher product amortization, intangible asset impairment charges, costs related to the step-up to fair value of inventory in connection with the Tower acquisition, as well as closing and severance costs related to the restructuring of our packaging and distribution operations announced on June 30, 2015. This increase was partially offset by lower remediation costs, as compared to the prior year.

Gross Profit

Gross profit for the year ended December 31, 2015 was $260.9 million, or approximately 37% of total revenues, as compared to $288.6 million, or approximately 53% of total revenues, in the prior year. The decline in gross profit and gross margin was primarily driven by product mix. Sales during 2014 of authorized generic Renvela®, a high margin product, for which we had no sales in 2015, were replaced by lower margin products from the Tower acquisition and sales of diclofenac sodium gel which carry a 50% profit share with our third party partner.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2015 were $58.8 million, an increase of 44%, as compared to the prior year. Generic research and development expenses increased in 2015 compared to the prior year, primarily due to the addition of research and development projects from the Tower acquisition including intangible asset impairment charges of $6.4 million.

Patent Litigation Expenses

Patent litigation expenses for the year ended December 31, 2015 were $2.9 million, a decrease of 45%, as compared to the prior year. The decrease in patent litigation expenses in 2015 of $2.4 million compared to the prior year was the result of legal activity related to several cases in the prior year for which there was no corresponding activity in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2015 were $29.6 million, a 73% increase over the prior year. The increase during 2015 from the prior year was primarily the result of an increase in accounts receivable reserves and an increase in penalties paid to customers for delays or failures to supply product and the addition of the selling, general and administrative expenses from the Tower acquisition that were partially offset by lower personnel expense during 2015.

Impax Specialty Pharma

The following table sets forth results of operations for the Impax Specialty Pharma division for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
			Increase/
	2015	2014	(Decrease)
Revenues			$	%
Impax Product sales, net	$145,226	$45,938	$99,288	*
Other Revenues	4,311	1,029	3,282	*
Total revenue	149,537	46,967	102,570	*
Cost of revenues	58,020	22,937	35,083	*
Gross profit	91,517	24,030	67,487	*

Operating expenses:
Research and development	18,144	37,715	(19,571)	(52)%
Patent litigation	1,625	472	1,153	*
Selling, general and administrative	52,427	43,307	9,120	21%
Total operating expenses	72,196	81,494	(9,298)	(11)%
Income (loss) from operations	$19,321	$(57,464)	$76,785	*

* Percentage exceeds 100%

Revenues

Total revenues for the Impax Specialty Pharma division were $149.5 million for the year ended December 31, 2015, an increase of $102.6 million compared to the year ended December 31, 2014, due to revenues from the launch of Rytary® and revenues from the Tower acquisition during 2015.

Cost of Revenues

Cost of revenues was $58.0 million for the year ended December 31, 2015, an increase of $35.1 million over the prior year. In addition to increased costs related to increased product sales, cost of revenues increased in 2015 due to higher amortization and costs related to the step-up to fair value of inventory, each incurred in connection with the Tower acquisition. This increase was partially offset by a reserve included in the cost of revenues during 2014 for pre-launch inventory related to Rytary® as a result of a Complete Response Letter received in 2014, for which there were no similar amounts included in cost of revenues in 2015.

Gross Profit

Gross profit for the year ended December 31, 2015 was $91.5 million or approximately 61% of total revenues, as compared to $24.0 million or approximately 51% of total revenues in the prior year. The revenue from Rytary® and revenue from the Tower acquisition were the primary drivers of the increase in gross profit compared to the prior year. This increase during 2015 was partially offset by a reserve included in the cost of revenues during 2014 for pre-launch inventory related to Rytary® as a result of a Complete Response Letter received in 2014, for which there were no similar amounts included in cost of revenues in 2015.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2015 were $18.1 million, a decrease of 52%, as compared to $37.7 million in the prior year. The decrease was primarily driven by a reduction in research and development expenses related to our branded initiatives and decreased costs related to reduced personnel compared to 2014 due to the restructuring and related reduction in workforce primarily in our research and development organization during the quarter ended December 31, 2014. In addition, research and development expense during 2014 included a $2.0 million upfront fee paid to Durect under an agreement to acquire the exclusive worldwide rights to develop and commercialize Durect’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, for which there was no comparable payment made in 2015.

Patent Litigation Expenses

Patent litigation expenses for the year ended December 31, 2015 were $1.6 million, an increase of $1.1 million compared to the prior year amount of $0.5 million. The increase was the result of legal activity related to several cases in 2015 for which there was no corresponding activity in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $52.4 million in the year ended December 31, 2015, an increase of $9.1 million as compared to $43.3 million in the prior year. The increase was primarily driven by an increase in advertising and promotion expenses to support the launch of Rytary® and related salesforce expansion as well as selling expenses from the Tower acquisition.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	Increase/ (Decrease)
			$	%
General and administrative expenses	$119,219	$78,939	$40,280	51%
Unallocated corporate expenses	(119,219)	(78,939)	(40,280)	(51)%

Interest income	1,042	1,473	(431)	(29)%
Interest expense	(27,268)	(43)	(27,225)	*
Gain on sale of asset	45,574	---	45,574	*
Loss on debt extinguishment	(16,903)	---	(16,903)	*
Net change in fair value of derivatives	(13,000)	---	(13,000)	*
Other income, net	355	313	42	13%
Loss before income taxes	(129,419)	(77,196)	(52,223)	(68)%
Provision for income taxes	$20,371	$33,206	$(12,835)	(39)%

* Percentage exceeds 100%

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $119.2 million, a $40.3 million increase, as compared to $78.9 million in the prior period. The increase was principally driven by higher business development expenses, the majority of which was transaction and/or integration activities related to the Tower acquisition, the inclusion of general and administrative expenses from the Tower acquisition, increased finance and information technology expenses as well as higher equity based compensation, in each case compared to the prior year. The Tower-related general and administrative expenses included $2.4 million in employee severance costs related to the acquisition.

Other Income, Net

Other income, net of $0.4 million in the year ended December 31, 2015, was consistent with the prior year, primarily related to our sale of an ANDA during 2015 for $1.0 million. Partially offsetting this income in 2015 was a fixed asset impairment, for which there was no corresponding charge in the prior year.

Loss on debt extinguishment

During the year ended December 31, 2015, we recognized a $16.9 million loss on the extinguishment of debt related to unamortized debt issuance costs upon the repayment of our term loan with Barclays, for which there was no comparable loss in the prior year.

Gain on sale of asset

During the year ended December 31, 2015, we recognized a gain of $45.6 million on the sale of our rights to Daraprim®, for which there was no comparable amount in the prior year.

Net change in fair value of derivatives

During the year ended December 31, 2015, we recognized a $13.0 million expense from the net change in the fair value of our derivative instruments related to our convertible senior notes at June 30, 2015 compared to December 8, 2015. We did not incur a corresponding charge in the prior year. See “Note 8. Derivatives” for additional information.

Interest Income

Interest income in the year ended December 31, 2015 was $1.0 million, a slight decrease from 2014.

Interest Expense

Interest expense in the year ended December 31, 2015 was $27.3 million, primarily related to interest expenses on debt issued in connection with the Tower acquisition as well as interest accrued on our outstanding convertible notes which were issued in 2015 and for which we did not incur similar expense during the prior year. Interest expense in 2015 also included $2.3 million in commitment fees incurred prior to the closing of the Tower acquisition, for which there were no corresponding fees in the prior year.

Income Taxes

During the year ended December 31, 2015, we recorded an aggregate tax provision of $20.4 million for U.S. domestic income taxes and for foreign income taxes, a decrease of $12.8 million compared to an aggregate tax provision of $33.2 million we recorded during the prior year.  The decrease in the tax provision during 2015 compared to the prior year resulted from lower income before taxes in the year ended December 31, 2015.  The effective tax rate decreased to 34% for the year ended December 31, 2015 compared to 37% for the year ended December 31, 2014.  The 2015 effective tax rate was lower due to a change in the timing and mix of U.S. and foreign income. Other contributing factors to the rate fluctuation included favorable book-tax differences for federal tax benefits, including the R&D credit and domestic manufacturing deduction, on the Tower entities which we acquired in 2015.

Results of Operations - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Overview

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
			Increase/
	2014	2013	(Decrease)
			$	%
Total revenues	$596,049	$511,502	$84,547	17%
Gross profit	312,653	199,300	113,353	57%

Income (loss) from operations	88,816	(6,387)	95,203	*

Income before income taxes	90,559	146,940	(56,381)	(38)%
Provision for income taxes	33,206	45,681	(12,475)	(27)%
Net income	$57,353	$101,259	$(43,906)	(43)%

* Percentage exceeds 100%

Consolidated total revenues for the year ended December 31, 2014 increased $84.5 million, or 17%, as compared to the year ended December 31, 2013. New product launches increased revenues during the year ended December 31, 2014 by $84.4 million, or 17%, compared to 2013, primarily related to sales of our authorized generic Renvela® tablets and generic Solaraze®. Decreased product volumes (excluding new product launches) decreased revenues during the year ended December 31, 2014 by $20.3 million, or 4%, compared to 2013, while selling price and product mix increased revenues by $20.4 million, or 4%, compared to 2013. Revenues from our Impax Generics division increased $150.7 million during the year ended December 31, 2014, as compared to 2013, driven primarily by sales of our authorized generic Renvela® tablets, in addition to higher sales of our Digoxin and generic Solaraze® products. Revenues from our Impax Specialty Pharma division decreased $66.2 million in 2014 as compared to 2013, as a result of a decline in sales of our Impax-labeled branded Zomig® products. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States.

Net income for the year ended December 31, 2014 was $57.4 million, a decrease of $43.9 million as compared to $101.3 million for the year ended December 31, 2013. The decrease from 2013 was primarily attributable to a $102.0 million gain in connection with the settlement of litigation with Endo which we recorded as “Other Income” in the three month period ended March 31, 2013, as well as the receipt of a $48.0 million payment from Shire in the three month period ended March 31, 2013, in connection with the settlement of litigation and for which there were no corresponding gains or payments during the year ended December 31, 2014 and which were both partially offset by the tax consequences of the settlements. Also contributing to the change in net income was an increase in Impax Generics division revenue related to increased sales on several of our higher margin products, partially offset by a decline in sales of our Impax-labeled branded Zomig® products, as discussed above.

Impax Generics

The following table sets forth results of operations for the Impax Generics division for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
			Increase/
	2014	2013	(Decrease)
Revenues			$	%
Impax Generics sales, net	$528,512	$383,652	$144,860	38%
Rx Partner	14,114	11,639	2,475	21%
Other Revenues	6,456	3,049	3,407	*
Total revenues	549,082	398,340	150,742	38%
Cost of revenues	260,459	253,836	6,623	3%
Gross profit	288,623	144,504	144,119	100%

Operating expenses:
Research and development	40,927	41,384	(457)	(1)%
Patent litigation	5,333	16,545	(11,212)	(68)%
Selling, general and administrative	17,144	17,684	(540)	(3)%
Total operating expenses	63,404	75,613	(12,209)	(16)%
Income from operations	$225,219	$68,891	$156,328	*

* Percentage exceeds 100%

Revenues

Total revenues for the Impax Generics division for the year ended December 31, 2014, were $549.1 million, an increase of 38% from 2013, resulting from increases in Impax Generics sales, net, and Other Revenues, as discussed below.

Impax Generics sales, net, were $528.5 million for the year ended December 31, 2014, an increase of 38% from 2013, primarily as a result of sales of our authorized generic Renvela® tablets launched during the three month period ended June 30, 2014, higher sales of our Digoxin products and the launch of our generic Solaraze® during the fourth quarter of 2013.

Rx Partner revenues were $14.1 million for the year ended December 31, 2014, an increase of 21% over the prior year resulting primarily from a $3.3 million profit share earned pursuant to our agreement with Perrigo related to the launch of generic Astepro®.

Other Revenues were $6.5 million for the year ended December 31, 2014, with the increase from the prior year primarily resulting from the receipt of a milestone payment pursuant to our agreement with a third-party pharmaceutical company.

Cost of Revenues

Cost of revenues was $260.5 million for the year ended December 31, 2014 and $253.8 million for the prior year, an increase of $6.6 million compared to the prior year. Cost of revenues increased due to increased revenue as discussed above. Such increases were partially offset by $10.3 of higher intangible asset impairment charges taken in the prior year, as discussed in “Note 12. Goodwill and Intangible Assets” and $13.0 million more in inventory reserves related to discontinued product and other reserves for pre-launch inventory taken during the year ended December 31, 2013.

Gross Profit

Gross profit for the year ended December 31, 2014 was $288.6 million, or approximately 53% of total revenues, as compared to $144.5 million, or approximately 36% of total revenues, in the prior year. Gross profit as a percent of total revenues increased in 2014 as compared to the prior year largely due to favorable product contribution from higher margin products, including Renvela®, as well as the other items noted above under Cost of Revenues.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2014 were $40.9 million, a decrease of 1%, as compared to the same period of the prior year. Generic research and development expenses decreased in 2014 compared to the prior year primarily due to lower external development spending of $5.8 million and a decrease in professional fees of $0.5 million. In addition, during 2013, we incurred an intangible impairment charge of $0.8 million, for which there was no comparable charge in 2014. These decreases were partially offset by an overall increase of $4.6 million associated with internal development spending and an increase in personnel costs of $2.0 million, which included $0.7 million of severance expense associated with the reduction in workforce primarily related to our research and development organization during the fourth quarter ended December 31, 2014.

Patent Litigation Expenses

Patent litigation expenses for the year ended December 31, 2014 were $5.3 million, a decrease of 68%, as compared to the prior year. The decrease in patent litigation expenses in 2014 of $11.2 million compared to the prior year was the result of legal activity related to several cases in 2013 for which there was no corresponding activity in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2014 were $17.1 million, a 3% decrease over the prior year. The decrease from the prior year was primarily due to $2.9 million in lower customer claims relating to failure to supply products in accordance with their contractual terms. This decrease was partially offset by an increase in personnel expense of $2.5 million primarily related to severance expenses associated with the reduction in workforce primarily related to our research and development organization during the fourth quarter ended December 31, 2014.

Impax Specialty Pharma

The following table sets forth results of operations for the Impax Specialty Pharma division for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
			Increase/
	2014	2013	(Decrease)
Revenues			$	%
Impax Product sales, net	$45,938	$111,900	$(65,962)	(59)%
Other Revenues	1,029	1,262	(233)	(18)%
Total revenue	46,967	113,162	(66,195)	(58)%
Cost of revenues	22,937	58,366	(35,429)	(61)%
Gross profit	24,030	54,796	(30,766)	(56)%

Operating expenses:
Research and development	38,187	27,470	10,717	39%
Selling, general and administrative	43,307	44,915	(1,608)	(4)%
Total operating expenses	81,494	72,385	9,109	13%
Loss from operations	$(57,464)	$(17,589)	$(39,875)	*

* Percentage exceeds 100%

Revenues

Total revenues for the Impax Specialty Pharma division were $47.0 million for the year ended December 31, 2014, a decrease of $66.2 million compared to the year ended December 31, 2013, due to lower sales of our Impax-labeled branded Zomig® products which we began selling during the year ended December 31, 2012. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. We continue to sell the branded Zomig® nasal spray.

Other Revenues for the year ended December 31, 2014 were relatively consistent with Other Revenues for the prior year, representing the recognition of an initial $10.0 million upfront payment we received in June 2010 under a Development and Co-Promotion Agreement with Endo Pharmaceuticals, Inc. During 2014, we recognized this upfront payment as revenue on a straight-line basis over our expected period of performance during the development period, which we estimated to be the 112 month period ending September 2019.

Cost of Revenues

Cost of revenues were $22.9 million for the year ended December 31, 2014, a decrease of $35.4 million over the prior year, commensurate with a reduction in revenues and lower amortization costs related to the loss of exclusivity on branded Zomig® tablets and orally disintegrating tablets in May 2013.

Gross Profit

Gross profit for the year ended December 31, 2014 was $24.0 million, a decrease of $30.8 million over the prior year, commensurate with a reduction in revenues and other costs noted above.

Research and Development Expenses

Total research and development expenses for the year ended December 31, 2014 were $38.2 million, an increase of 39%, as compared to $27.5 million in the prior year. The increase was primarily driven by an increase in research and development expenses related to our branded initiatives and increased personnel costs of $2.0 million, in each case compared to 2013. We also paid a $2.0 million upfront fee to Durect under an agreement to acquire the exclusive worldwide rights to develop and commercialize Durect’s investigational transdermal bupivacaine patch for the treatment of pain associated with PHN, referred to as IPX239, for which there was no corresponding charge in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $43.3 million in the year ended December 31, 2014, a decrease of $1.6 million as compared to $44.9 million in the prior year. The decrease compared to 2013 was primarily driven by a $1.4 million reduction in advertising and promotion expenses for Zomig® due to loss of exclusivity of branded Zomig® tablets and orally disintegrating tablets during 2013, a $1.0 million reduction in legal support of brand licensing initiatives and a $0.9 million expense due to a reduction in the sales force workforce. These reductions were partially offset by a $1.1 million increase in advertising and promotion expenses for pre-launch support for Rytary™ and increased personnel costs of $0.5 million during 2014.

Corporate and other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
			Increase/
	2014	2013	(Decrease)
			$	%
General and administrative expenses	$78,939	$57,689	$21,250	37%
Total operating expenses	78,939	57,689	21,250	37%
Loss from operations	(78,939)	(57,689)	(21,250)	(37)%

Other income (expense), net	313	152,447	(152,134)	100%
Interest income	1,473	1,299	174	13%
Interest expense	43	419	(376)	(90)%
Income (loss) before income taxes	(77,196)	95,638	(172,834)	*
Provision for income taxes	$33,206	$45,681	$(12,475)	(27)%

* Percentage exceeds 100%

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $78.9 million, a $21.3 million increase, as compared to $57.7 million in 2013. The increase was principally driven by increases in business development expenses of $10.2 million, information technology expenses of $3.8 million, legal expenses of $3.6 million, and net other costs of $3.5 million during 2014.

Other Income (Expense), Net

Other income, net of $0.3 million in the year ended December 31, 2014, a decrease of $152.1 million from the prior year, primarily due to a $102.0 million gain during 2013 in connection with the settlement of litigation with Endo which we recorded as Other Income in the three month period ended March 31, 2013, as well as a $48.0 million payment received from Shire in connection with the settlement of litigation in the three month period ended March 31, 2013, for which there were no comparable charges during 2014. In addition, we recorded a $3.0 million gain in connection with the settlement of litigation in Other Income during the three month period ended June 30, 2013, for which there was no comparable charge during 2014. Partially offsetting this income in the prior year period was a $0.9 million loss on disposal of software in the three month period ended March 31, 2013.

Interest Income

Interest income in the year ended December 31, 2014 was $1.5 million, a slight increase from 2013.

Interest Expense

Interest expense in the year ended December 31, 2014 was less than $0.1 million, a decrease of $0.4 million from 2013, resulting from a reduction in the interest related to our liability for uncertain tax positions.

Income Taxes

During the year ended December 31, 2014, we recorded an aggregate tax provision of $33.2 million for U.S. domestic income taxes and for foreign income taxes, a decrease of $12.5 million compared to an aggregate tax provision of $45.7 million we recorded during the prior year. The decrease in the tax provision during 2014 compared to the prior year resulted from lower income before taxes in the year ended December 31, 2014 as compared to the prior year. The effective tax rate increased to 36% for the year ended December 31, 2014 as compared to 31% for the year ended December 31, 2013. The 2013 effective tax rate was lower due to two years of the federal tax benefit being recorded as a result of the legislation’s enactment date. In addition, the 2014 effective tax rate was affected by losses incurred in certain zero rate jurisdictions, for which there were no corresponding costs in the prior year period.

Liquidity and Capital Resources

We generally fund our operations with cash from operations; however, we have used proceeds from the sale of debt and equity securities in the past. Our cash from operations consists primarily of the proceeds from the sales of our products and services.

We expect to incur significant operating expenses, including research and development activities and patent litigation expenses, for the foreseeable future. In addition, we are generally required to make cash expenditures to manufacture or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment, which may result in significant periodic uses of cash. We believe our existing cash and cash equivalents, together with cash expected to be generated from operations, and our revolving line of credit will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and/or licensing agreements, as well as from the debt and equity capital markets to fund capital expenditures, research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions or otherwise. We cannot assure that such financing will be available on favorable terms, or at all.

Cash and Cash Equivalents

At December 31, 2015, we had $340.4 million in cash and cash equivalents, an increase of $125.5 million as compared to $214.9 million at December 31, 2014. As more fully discussed below, the increase in cash and cash equivalents during the year ended December 31, 2015 was driven by $521.4 million of net cash provided by financing activities and $71.9 million of net cash provided by operating activities, partially offset by net cash used in investing activities of $467.5 million.

Cash Flows

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014.

Net cash provided by operating activities for the year ended December 31, 2015 was $71.9 million, an increase of $39.1 million as compared to the prior year $32.8 million net cash provided by operating activities. The significant factors contributing to the increased cash flow from operations during 2015 included increased net profit sharing accruals driven by the product sales mix experienced in the fourth quarter of 2015, increased amortization and impairment charges related to the Tower acquisition, increased share based compensation expense, as well as an add back for the write off of deferred financing costs which occurred in the second quarter of 2015. These increases were partially offset by reduced net income which was largely driven by the absence of sales of authorized generic Renvela® and a deduction for the gain on sale of our rights to Daraprim® during 2015.

Net cash used in investing activities for the year ended December 31, 2015 was $467.5 million as compared to $16.6 million for the prior year. The period over period increase in net cash used was due primarily to cash used to fund the Tower acquisition purchase price of $691.3 million (net of cash acquired in the acquisition), partially offset by a change in purchases of short term investments and a change in maturities of investments of $170.8 million with those cash proceeds used in part to fund the Tower acquisition. Net cash flow from investing activities also included $55.5 million in proceeds from the sale of our rights to Daraprim® during 2015.

Net cash provided by financing activities for the year ended December 31, 2015 was $521.4 million, representing an increase of $507.0 million as compared to the prior year $14.4 million of net cash provided by financing activities. The year-over-year increase in net cash provided by financing activities was due to the sales of our convertible notes and related bond hedge activities. Please refer to “Outstanding Debt Obligations” below for further details.

Cash Flows - Year Ended December 31, 2014 Compared to Year Ended December 31, 2013.

Net cash provided by operating activities for the year ended December 31, 2014 was $32.8 million, a decrease of $117.1 million as compared to the prior year $149.9 million net cash provided by operating activities. The period-over-period change in net cash provided by operating activities was driven by lower net income as a result of the payments received in connection with various legal settlements in 2013 as well as an increased investment in working capital. The increased net investment in working capital in 2014 compared to 2013 was largely driven by accounts receivable and inventory. The 2014 increase in accounts receivable was primarily due to increased sales in the fourth quarter of 2014 compared to the fourth quarter of 2013. The increase in accounts receivable in 2013 was due to timing of cash collections as we experienced some delays in payments. The 2014 increase in inventory was incurred to support the 2015 launch of Rytary™ as well as to support commercial activities on certain backordered products.

Net cash used in investing activities for the year ended December 31, 2014 was $16.6 million as compared to $115.9 million for the prior year. The decrease in cash used in investing activities during 2014 was due primarily due to a year-over-year increase in cash provided by net maturities of short-term investments of $109.4 million. This change was caused by the receipt of over $150 million in legal settlements in 2013 and our subsequent investment in short-term investments. Purchases of property, plant and equipment for the year ended December 31, 2014 were $29.9 million as compared to $32.8 million for the prior year, due to reduced spending on the Taiwan manufacturing facility, which was partially offset by increased remediation related projects.

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

Commitments and Contractual Obligations

Our contractual obligations as of December 31, 2015 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Open Purchase Order Commitments	$67,091	$67,091	$--	$--	$--
Operating Leases(a)	22,756	5,797	9,026	3,476	4,457
Construction Contracts(b)	262	262	--	--	--
Total(c)	$90,109	$73,150	$9,026	$3,476	$4,457

(a)

We lease office, warehouse, and laboratory facilities under non-cancelable operating leases with expiration dates through December 2026. We also lease certain equipment under various non-cancelable operating leases with various expiration dates through December 2018.

(b)	Construction contracts are related to ongoing expansion activities at our manufacturing facility in Taiwan.
(c)

Liabilities for uncertain tax positions FASB ASC Topic 740, Sub-topic 10, were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2015, we had a $4.4 million provision for uncertain tax positions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015 and 2014.

Outstanding Debt Obligations

2% Convertible Senior Notes due June 2022

On June 30, 2015, we issued an aggregate principal amount of $600.0 million of 2.00% Convertible Senior Notes due June 2022 (the “Notes”) in a private placement offering, which are our senior unsecured obligations. The Notes were issued pursuant to an Indenture dated June 30, 2015 (the “Indenture”) between us and Wilmington Trust, N.A., as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be due and payable immediately. The Notes will mature on June 15, 2022, unless earlier redeemed, repurchased or converted. The Notes bear interest at a rate of 2.00% per year, and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.

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

On or after December 15, 2021 until the close of business on the second scheduled trading day immediately preceding the maturity date, the holders may convert their Notes at any time, regardless of the foregoing circumstances. We may satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election and in the manner and subject to the terms and conditions provided in the Indenture.

Concurrently with the offering of the Notes and using a portion of the proceeds from the sale of the Notes, we entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Notes. The Note Hedge Transactions and Warrant Transactions are separate transactions, in each case, entered into by us with a financial institution and are not part of the terms of the Notes. These transactions will not affect any holder’s rights under the Notes, and the holders of the Notes have no rights with respect to the Note Hedge Transactions and Warrant Transactions. See “Note 8. Derivatives” and “Note 15. Stockholders’ Equity” for additional information.

At the June 30, 2015 issuance date of the Notes, we did not have the necessary number of authorized but unissued shares of its common stock available to settle the conversion option of the Notes in shares of our common stock. Therefore, in accordance with guidance found in ASC 470-20 – Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-15 – Embedded Derivatives (“ASC 815-15”), the conversion option of the Notes was deemed an embedded derivative requiring bifurcation from the Notes (host contract) and separate accounting as a derivative liability. The fair value of the conversion option derivative liability at June 30, 2015 was $167.0 million, which was recorded as a reduction to the carrying value of the debt. This debt discount will be amortized to interest expense over the term of the debt using the effective interest method. Although we received stockholder approval on December 8, 2015 to amend our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock (which amendment has occurred), the debt discount related to the conversion option derivative liability remains and continues to be amortized to interest expense. The effect of the increase in the authorized number of shares of our common stock on the derivative liability is discussed in “Note 8. Derivatives.”

In connection with the issuance of the Notes, we incurred approximately $18.7 million of debt issuance costs for banking, legal and accounting fees and other expenses during the year ended December 31, 2015. This was also recorded on our balance sheet as a reduction to the carrying value of the debt, in accordance with our early adoption of Accounting Standards Update (“ASU”) No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and will be amortized to interest expense over the term of the debt using the effective interest method.

For the year ended December 31, 2015, we recognized $16.3 million of interest expense related to the Notes, of which $6.0 million was cash and $10.3 million was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, such interest has been classified as long-term debt on our consolidated balance sheet, with a carrying value of approximately $424.6 million as of December 31, 2015.

Royal Bank of Canada $100.0 Million Revolver

On August 4, 2015, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) of up to $100 million, pursuant to a credit agreement, by and among us, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent (the “Revolving Credit Facility Agreement”). The Revolving Credit Facility is available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.75% based on our total net leverage ratio. The Revolving Credit Facility will mature on August 4, 2020. No borrowings were drawn from the Revolving Credit Facility during the year ended December 31, 2015.

Loss on Early Extinguishment of Debt – Barclays $435.0 Million Term Loan

In connection with the acquisition of Tower during the first quarter of 2015, we entered into a $435.0 million senior secured term loan facility (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver” and collectively with the Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among us, the lenders party thereto from time to time and Barclays Bank PLC, as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, we incurred debt issuance costs for banking, legal and accounting fees and other expenses of approximately $17.8 million. Prior to repayment of the Term Loan on June 30, 2015, these debt issuance costs were to be amortized to interest expense over the term of the loan using the effective interest rate method.

On June 30, 2015, we used approximately $436.4 million of the proceeds from the sale of the Notes to repay the $435.0 million of principal and approximately $1.4 million of accrued interest due on the Term Loan under the Barclays Credit Agreement. In connection with this repayment of the loan, we recorded a loss on early extinguishment of debt of approximately $16.9 million related to the unamortized portion of the deferred debt issuance costs during the quarter ended June 30, 2015.

For the six months ended June 30, 2015, we incurred total interest expense on the Term Loan of approximately $10.7 million, of which $9.8 million was cash and $0.9 million was non-cash amortization of the deferred debt issuance costs. Included in the 2015 year-to-date cash interest expense of $15.8 million is approximately $2.3 million related to a ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders’ commitment of the Term Loan until the actual allocation of the loan occurred.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. This update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date, of the previously issued revenue recognition guidance, by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the effect that this guidance may have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which provided guidance on the presentation requirements for debt issuance costs and debt discount and premium. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. We adopted this guidance in the three month period ended March 31, 2015, and it had no effect on our results of operations.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”, with guidance regarding the accounting for and measurement of inventory. The update requires that inventory measured using first-in, first-out (FIFO) shall be measured at the lower of cost and net realizable value. When there is evidence that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The guidance will be effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the effect that this guidance may have on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” with guidance on the presentation and measurement of debt issuance costs associated with line-of -credit arrangements. ASU 2015-03 previously issued in April 2015 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 states that the debt issuance costs shall be presented as an asset and that such deferred debt issuance costs shall be amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted this guidance in the three month period ended September 30, 2015, and it had no effect on our results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments”, with guidance regarding the accounting for and disclosure of measurement-period adjustments that occur in periods after a business combination is consummated. This update requires that the acquirer recognize measurement-period adjustments in the reporting period in which they are determined and, as such, eliminates the previous requirement to retrospectively account for these adjustments. This update also requires an entity to present separately on the face of the income statement, or disclose in the notes, the amount recorded in the current-period income statement that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The effective date for annual and interim periods begins after December 15, 2016. We are currently evaluating the effect that this guidance may have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We elected to early-adopt this update on a retrospective basis, which resulted in $54.8 million of current deferred tax assets being reclassified to long-term as of December 31, 2014. The adoption of this update had no effect on our results of operations.

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

Our cash equivalents and short-term investments included a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. We had no short-term investments as of December 31, 2015 and the carrying value of the portfolio at December 31, 2014 approximated the market value of the related assets. As a result of the short-term investments at December 31, 2014, the portfolio was subject to interest rate risk. Based on the average duration of our investments as of December 31, 2014, an increase of one percentage point in interest rates would have resulted in an increase in interest income of approximately $2.4 million.

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

As discussed above under “– Outstanding Debt Obligations,” we are party to the Revolving Credit Facility of up to $100 million, which is available for working capital and other general corporate purposes.

We also issued the Notes in a private placement offering on June 30, 2015, which are our senior unsecured obligations, as described above under “Outstanding Debt Obligations.”

Prior to June 30, 2015, we had no derivative assets or liabilities and did not engage in any hedging activities. As a result of our June 30, 2015 issuance of the Notes described above under “Outstanding Debt Obligations” and in “Item 15. Exhibits and Financial Statement Schedules - Note 14. Debt”, we entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Notes. See “Item 15. Exhibits and Financial Statement Schedules - Note 8. Derivatives” for additional information.

We do not use derivative financial instruments or engage in hedging activities in our ordinary course of business and have no material foreign currency exchange exposure or commodity price risks. See “Item 15. Exhibits and Financial Statement Schedules – Note 23. Segment Information” for more information regarding the value of our investment in Impax Laboratories (Taiwan), Inc.

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.          Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective at the reasonable assurance level as of December 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, the end of our fiscal year, and has reviewed the results of this assessment with the Audit Committee of our Board of Directors. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on the assessment, management has concluded our internal control over financial reporting was effective as of the end of the fiscal year 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

The scope of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2015 included our consolidated operations except for the operations of Tower and Lineage, which we acquired in March 2015. Tower and Lineage represented 2% and 14% of our consolidated assets and consolidated revenues as of and for the year ended December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impax Laboratories, Inc.:

We have audited Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Impax Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Impax Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The scope of management’s assessment of the effectiveness of their internal control over financial reporting as of December 31, 2015 included Impax Laboratories, Inc.’s consolidated operations except for the operations of Tower Holdings, Inc. and Lineage Therapeutics Inc., which Impax Laboratories, Inc. acquired in March 2015. Tower Holdings, Inc. and Lineage Therapeutics Inc. represented 2% and 14% of Impax Laboratories, Inc. and subsidiaries’ consolidated assets and consolidated revenues as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Impax Laboratories, Inc. also excluded an evaluation of the internal control over financial reporting of Tower Holdings, Inc. and Lineage Therapeutics Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2016

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.         Other Information

None.

PART III.

Item 10.         Directors, Executive Officers and Corporate Governance

Code of Conduct

We have adopted a Code of Conduct, which was amended and restated effective February 16, 2016 (“Code of Conduct”). The Code of Conduct applies to all of our directors, employees, including our Chief Executive Officer, Chief Financial Officer and any other accounting officer, controller or persons performing similar functions, and contingent workers and business partners who perform work on our behalf. The Code of Conduct is available on our website (www.impaxlabs.com) and accessible via the “Investor Relations” page. Any amendments to, or waivers of, the Code of Conduct will be disclosed on our website within four business days following the date of such amendment or waiver.

Additional information required by this item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2016 (“Proxy Statement”).

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

PART IV.

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

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated as of December 9, 2015.(2)

3.1.2	Restated Certificate of Incorporation of the Company dated as of August 30, 2004.(3)

3.1.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(4)

3.2.1	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective as of October 7, 2015.(5)

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective as of July 7, 2015.(5)

3.2.3	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective as of March 24, 2015.(5)

3.2.4	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.(5)

4.1	Specimen of Common Stock Certificate.(6)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(4)

4.3	Indenture, dated as of June 30, 2015, between the Company, and Wilmington Trust, National Association, as trustee.(7)

10.1

Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(8)

10.1.1

Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association as Administrative Agent.(9)

10.1.2

Second Amendment to Credit Agreement, dated as of January 10, 2013, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(10)

10.1.3

Third Amendment to Credit Agreement, dated as of February 20, 2014, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(11)

10.2

Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(8)

10.3	Letter Agreement, dated as of June 25, 2015, between RBC Capital Markets LLC and the Company regarding the Base Warrants.(7)

10.4	Letter Agreement, dated as of June 25, 2015 between RBC Capital Markets LLC and the Company regarding the Base Call Option Transaction.(7)

10.5	Letter Agreement, dated as of June 26, 2015, between RBC Capital Markets LLC and the Company regarding the Additional Warrants.(7)

10.6	Letter Agreement, dated as of June 26, 2015, between RBC Capital Markets LLC and the Company regarding the Additional Call Option Transaction.(7)

10.7	Credit Agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC, as administrative agent and collateral agent.(12)

10.8	Credit Agreement, dated as of August 4, 2015, by and among the Company, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent.(13)

10.9.1	Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(14)

10.9.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(14)

10.10	Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(6)

10.11.1	Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(15)

10.11.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(16)

10.11.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(16)

10.12.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(17)

10.12.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (17)

10.13.1	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(18)

10.13.2	Separation Agreement, dated as of June 24, 2013, between the Company and Larry Hsu, Ph.D.*(19)

10.13.3	Amendment, dated as of February 26, 2014, to the Separation Agreement by and between the Company and Larry Hsu, Ph.D., dated as of June 24, 2013.*(20)

10.14.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(18)

10.14.2	Confidential Separation and Release Agreement, dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(21)

10.15.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(18)

10.15.2	General Release and Waiver, effective as of July 17, 2012, between the Company and Arthur A. Koch, Jr.* (22)

10.16.1	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(18)

10.16.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of January 1, 2014, between the Company and Michael Nestor.*(23)

10.17.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(24)

10.17.2	Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(24)

10.17.3	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(23)

10.18.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon, M.D.*(25)

10.18.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.*(26)

10.18.3	Amendment dated, as of April 1, 2014, to the Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.*(23)

10.18.4	Separation Agreement, dated as of October 22, 2014, between the Company and Carole Ben-Maimon, M.D.*(27)

10.19.1	Employment Agreement, dated as of December 12, 2012, between the Company and Bryan M. Reasons.*(28)

10.19.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of December 12, 2012 between the Company and Bryan M. Reasons.*(23)

10.20	Employment Agreement, dated as of April 21, 2014, by and between the Company and G. Frederick Wilkinson.*(29)

10.21.1	Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(30)

10.21.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(30)

10.21.3	Letter Agreement, dated as of April 1, 2014, between the Company and Jeffrey Nornhold.*(30)

10.22	Amended and Restated License and Distribution Agreement, dated as of February 7, 2013, between the Company and Shire LLC.**(31)

10.23.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(8)

10.23.2	Settlement Agreement, dated as of January 21, 2011, between the Company and Medicis Pharmaceutical Corporation.**(32)

10.23.3	First Amendment, dated as of January 26, 2011, to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.(24)

10.24	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, between the Company and AstraZeneca UK Limited.**(33)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015,  (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2015, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2015.

*   Management contract, compensatory plan or arrangement.

** Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which portions are omitted and filed separately with the SEC.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2014.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2015.

(3) Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2015.

(6) Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

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

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2014.

(12) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2015.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2015.

(14) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(15) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2013.

(16) Incorporated by reference to the Company’s Registration Statement on Form S-8 (file No. 333-189360) filed on June 14, 2013.

(17) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(19) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(20) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014.

(24) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(25) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(26) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.

(27) Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 26, 2015.

(28) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.

(29) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

(30) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(31) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(33) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.

Impax Laboratories, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Our report dated February 22, 2016, on the effectiveness of internal control over financial reporting as of December 31, 2015, contains an explanatory paragraph that states that the scope of management’s assessment of their effectiveness of internal control over financial reporting as of December 31, 2015 included Impax Laboratories, Inc.’s consolidated operations except for the operations of Tower Holdings, Inc. and Lineage Therapeutics Inc., which Impax Laboratories, Inc. acquired in March 2015. Tower Holdings, Inc. and Lineage Therapeutics Inc. represented 2% and 14% of Impax Laboratories, Inc. and subsidiaries’ consolidated assets and consolidated revenues as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Impax Laboratories, Inc. also excluded an evaluation of the internal control over financial reporting of Tower Holdings, Inc. and Lineage Therapeutics Inc.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2016

IMPAX LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$340,351	$214,873
Short-term investments	--	199,983
Accounts receivable, net	324,451	146,490
Inventory, net	125,582	80,570
Prepaid expenses and other current assets	31,689	33,710
Total current assets	822,073	675,626

Property, plant and equipment, net	214,156	188,169
Intangible assets, net	602,020	26,711
Goodwill	210,166	27,574
Deferred income taxes	315	96,662
Other non-current assets	73,757	64,455
Total assets	$1,922,487	$1,079,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,325	$31,976
Accrued expenses	204,711	110,470
Accrued profit sharing and royalty expenses	65,725	15,346
Current portion of deferred revenue	--	907
Total current liabilities	326,761	158,699

Long-term debt, net	424,595	--
Deferred income taxes	72,770	--
Deferred revenue, net of current portion	--	3,403
Other non-current liabilities	35,952	29,218
Total liabilities	860,078	191,320

Commitments and contingencies (Note 21 and Note 22)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; No issued or outstanding shares at December 31, 2015 and 2014	--	--
Common stock, $0.01 par value; 150,000,000 shares authorized; 72,926,205 issued and 72,682,476 outstanding shares at December 31, 2015; 71,470,802 issued and 71,227,073 outstanding shares at December 31, 2014	729	714
Treasury stock at cost: 243,729 shares at December 31, 2015 and 2014	(2,157)	(2,157)
Additional paid-in capital	504,077	364,103
Retained earnings	570,223	531,226
Accumulated other comprehensive loss	(10,463)	(6,009)
Total stockholders’ equity	1,062,409	887,877
Total liabilities and stockholders’ equity	$1,922,487	$1,079,197

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

 (In thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Impax Generics, net	$710,932	$549,082	$398,340
Impax Specialty Pharma, net	149,537	46,967	113,162
Total revenues	860,469	596,049	511,502
Cost of revenues	508,065	283,396	312,202
Gross profit	352,404	312,653	199,300

Operating expenses:
Research and development	76,982	78,642	68,854
Patent litigation	4,567	5,805	16,545
Selling, general and administrative	201,287	139,390	120,288
Total operating expenses	282,836	223,837	205,687
Income (loss) from operations	69,568	88,816	(6,387)

Other income (expense):
Interest expense	(27,268)	(43)	(419)
Interest income	1,042	1,473	1,299
Gain on sale of asset	45,574	--	--
Loss on debt extinguishment	(16,903)	--	--
Net change in fair value of derivatives	(13,000)	--	--
Other, net	355	313	152,447
Income before income taxes	59,368	90,559	146,940
Provision for income taxes	20,371	33,206	45,681
Net income	$38,997	$57,353	$101,259

Net income per common share:
Basic	$0.56	$0.84	$1.51
Diluted	$0.54	$0.81	$1.47

Weighted-average common shares outstanding:
Basic	69,640,417	68,185,552	66,921,181
Diluted	72,027,344	70,530,349	68,655,038

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$38,997	$57,353	$101,259
Other comprehensive loss component:
Currency translation adjustments	(4,454)	(7,149)	(4,104)
Comprehensive income	$34,543	$50,204	$97,155

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Common Stock			Additional		Other
	Number of	Par	Treasury	Paid-in	Retained	Comprehensive
	Shares	Value	Stock	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	68,272	$685	$(2,157)	$314,717	$372,614	$5,244	$691,103

Net income	-	-	-	-	101,259	-	101,259
Other comprehensive loss:
Currency translation adjustment	-	-	-	-	-	(4,104)	(4,104)
Exercises of stock options, issuances of restricted stock and sales of common stock under ESPP	1,412	14	-	3,538	-	-	3,552
Share-based compensation	-	-	-	17,644	-	-	17,644
Tax benefit related to exercises of stock options and vestings of restricted stock	-	-	-	749	-	-	749
Balance, December 31, 2013	69,684	$699	$(2,157)	$336,648	$473,873	$1,140	$810,203

Net income	-	-	-	-	57,353	-	57,353
Other comprehensive loss:
Currency translation adjustment	-	-	-	-	-	(7,149)	(7,149)
Exercises of stock options, issuances of restricted stock and sales of common stock under ESPP	1,544	15	-	3,255	-	-	3,270
Share-based compensation	-	-	-	20,883	-	-	20,883
Tax benefit related to exercises of stock options and vestings of restricted stock	-	-	-	3,317	-	-	3,317
Balance, December 31, 2014	71,228	$714	$(2,157)	$364,103	$531,226	$(6,009)	$887,877

Net income	-	-	-	-	38,997	-	38,997
Other comprehensive loss:
Currency translation adjustment	-	-	-	-	-	(4,454)	(4,454)
Exercises of stock options, issuances of restricted stock and sales of common stock under ESPP	1,698	15	-	(3,533)	-	-	(3,518)
Share-based compensation	-	-	-	28,613	-	-	28,613
Sale of warrants	-	-	-	88,320	-	-	88,320
Reclassification of derivatives to equity, net of related taxes	-	-	-	21,038	-	-	21,038
Tax benefit related to exercises of stock options and vestings of restricted stock	-	-	-	5,536	-	-	5,536
Balance, December 31, 2015	72,926	$729	$(2,157)	$504,077	$570,223	$(10,463)	$1,062,409

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$38,997	$57,353	$101,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,637	34,026	36,006
Non-cash interest expense	11,230	--	--
Share-based compensation expense	28,613	20,883	17,644
Tax benefit from employees’ exercises of stock options and vestings of restricted stock	(5,536)	(3,317)	(749)
Deferred income taxes – net and uncertain tax positions	(29,558)	(11,810)	(21,132)
Gain on sale of intangible asset	(45,574)	--	--
Loss on debt extinguishment	16,903	--	--
Net change in fair value of derivatives	13,000	--	--
Intangible asset impairment charges	13,664	2,876	13,906
Accrued profit sharing and royalty expense	160,848	52,208	61,118
Payments of profit sharing and royalty expense	(116,542)	(48,422)	(54,494)
Provision for inventory reserves	(8,179)	7,964	12,476
Recognition of deferred revenue	(4,310)	(3,939)	(4,390)
Other	(81)	1,226	(659)
Changes in certain assets and liabilities:
Accounts receivable	(121,110)	(33,497)	(20,744)
Inventory	(5,856)	(24,302)	7,095
Prepaid expenses and other assets	9,330	(9,952)	(7,646)
Accounts payable and accrued expenses	48,106	(8,980)	4,698
Other liabilities	(656)	500	5,552
Net cash provided by operating activities	71,926	32,817	149,940

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	(691,348)	--	--
Proceeds from sale of assets acquired	59,546	--	--
Purchases of property, plant and equipment	(25,199)	(29,913)	(32,785)
Payments for licensing agreements and acquisitions	(5,850)	(13,000)	(12,000)
Investment in cash surrender value of insurance	(4,750)	(3,000)	--
Maturities of short-term investments	200,064	395,404	285,986
Purchases of short-term investments	--	(366,092)	(357,092)
Net cash used in investing activities	(467,537)	(16,601)	(115,891)

Cash flows from financing activities:
Proceeds from sale of convertible notes	600,000	--	--
Proceeds from issuance of term loan	435,000	--	--
Repayment of term loan	(435,000)	--	--
Payment of deferred financing fees	(36,941)	--	--
Purchase of bond hedge derivative asset	(147,000)	--	--
Proceeds from sale of warrants	88,320	--	--
Tax benefit from employees’ exercises of stock options and vestings of restricted stock awards	5,536	3,317	749
Proceeds from exercises of stock options and ESPP	11,472	11,097	8,213
Net cash provided by financing activities	521,387	14,414	8,962

Effect of exchange rate changes on cash and cash equivalents	(298)	(369)	(561)

Net increase in cash and cash equivalents	125,478	30,261	42,450
Cash and cash equivalents, beginning of year	214,873	184,612	142,162
Cash and cash equivalents, end of year	$340,351	$214,873	$184,612

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,365	$17	$89
Cash paid for income taxes, net	$43,223	$72,174	$34,272

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

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

Tower Acquisition

On March 9, 2015, Impax completed its acquisition of Tower Holdings, Inc. (“Tower”), including its operating subsidiaries CorePharma LLC (“CorePharma”) and Amedra Pharmaceuticals LLC (“Amedra Pharmaceuticals”), and Lineage Therapeutics Inc. (“Lineage”) for a purchase price of approximately $691.3 million, net of approximately $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage (the “Tower acquisition”). The privately-held companies specialized in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. For additional information on the acquisition and the related financing of the acquisition, refer to “Note 2. Business Acquisition” and “Note 14. Debt.”

In connection with the Tower acquisition, the Company recorded an accrual for severance and related termination costs of $2.4 million during 2015 related to the elimination of approximately 10 positions at the acquired companies. As of December 31, 2015, $2.1 million has been paid and the Company currently expects the remainder of this balance to be paid by the first half of 2016.

Revised Operating and Reporting Structure

In connection with the closing of the Tower acquisition, Impax renamed the operating and reporting structure of its two divisions into Impax Generics and Impax Specialty Pharma. Impax Generics includes the Company’s legacy Global Pharmaceuticals business as well as the acquired CorePharma and Lineage businesses. Impax Specialty Pharma includes the legacy Impax Pharmaceuticals business as well as the acquired Amedra Pharmaceuticals business.

Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following four sales channels: the “Impax Generics” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who, in turn, sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 24. Supplementary Financial Information.” The Company also generates revenue in Impax Generics from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 24. Supplementary Financial Information.” The Company provides these services through the research and development group in Impax Generics. Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 24. Supplementary Financial Information.”

Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company began marketing in the United States (“U.S.”) in April 2015. The Company received marketing authorization from the European Commission for NUMIENT™ (the brand name of IPX066 outside of the United States) during the fourth quarter of fiscal year 2015. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement (“AZ Agreement”) with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories, and Albenza®, indicated for the treatment of tapeworm infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 24. Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 24. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. See “Note 23. Segment Information,” for financial information about our segments for the years ended December 31, 2015, 2014 and 2013.

The Company owns and/or leases facilities in California, Pennsylvania, New Jersey and Taiwan, Republic of China (“R.O.C.”). In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases two facilities in Hayward, utilized for additional research and development, equipment storage and quality assurance support. In Pennsylvania, the Company leases facilities in New Britain and Montgomeryville used for sales and marketing, finance, and administrative personnel. In addition, the Company owns a packaging plant in Philadelphia, PA that was closed in conjunction with the restructuring of packaging and distribution operations announced in June 2015 and, discussed below. In New Jersey, the Company leases manufacturing, packaging, research and development and warehousing facilities in Middlesex, New Jersey and office space in Bridgewater, New Jersey. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

CEO Transition

On June 25, 2013, the Company announced that Dr. Larry Hsu planned to retire as President and Chief Executive Officer of Impax and on April 21, 2014, Dr. Hsu retired from those positions at Impax. Dr. Hsu subsequently resigned as a member of the Company’s Board of Directors, effective July 2, 2015. In connection with his retirement as the Company’s President and Chief Executive Officer, Dr. Hsu entered into a Separation Agreement with the Company dated June 24, 2013 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company provided Dr. Hsu with certain termination benefits and payments. The Company recorded $5.0 million in costs associated with Dr. Hsu’s retirement in the three month period ended June 30, 2013, comprised of $2.7 million of separation pay and benefits and $2.3 million of accelerated expense related to Dr. Hsu’s outstanding stock options and restricted stock. Refer to “Note 17. Share-based Compensation” for more information on the acceleration of Dr. Hsu’s equity awards.

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

On October 22, 2014, the Company announced that Carole S. Ben-Maimon, M.D., President of the Company’s Generics Division, informed the Company of her decision to retire from her position effective November 3, 2014. In connection with her retirement, Dr. Ben-Maimon entered into a Separation Agreement with the Company dated October 22, 2014 which provided Dr. Ben-Maimon with $1.9 million of certain termination benefits and payments that were recorded during the fourth quarter of 2014.

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

On October 30, 2014, the Company committed to a reduction in the Company’s workforce, eliminating approximately 41 positions, including 35 positions in the Company’s research and development (“R&D”) organization. The reduction in workforce is part of the Company’s reorganization of its R&D organizations by consolidating the product development and analytical functions of the generic and brand R&D organizations. The workforce reduction resulted in charges of $2.1 million for severance and related termination costs, which were recorded during the quarter ended December 31, 2014. As of December 31, 2015, all accrued severance and related termination costs had been paid.

Restructuring of Packaging and Distribution Operations

On June 30, 2015, the Company committed to a restructuring of its packaging and distribution operations. As a result of this restructuring, the Company closed its Philadelphia packaging site and all Company-wide distribution operations were outsourced to United Parcel Services (UPS). In conjunction with the restructuring, approximately 93 positions have been eliminated. The Company recorded an accrual for severance and related termination costs of $2.6 million in the three month period ended June 30, 2015. As of December 31, 2015, $0.9 million has been paid and the Company currently expects the remainder of this balance to be paid by December 31, 2016.

Restructuring of Technical Operations and R&D

In November 2015, management assessed the headcount in the technical operations and research and development groups, primarily as a result of the resolution of the warning letter at the Hayward facility. The Company eliminated 27 positions and recorded an accrual for severance and related termination costs of $2.5 million during the quarter ended December 31, 2015. As of December 31, 2015, $0.9 million has been paid and the Company currently expects the remainder of this balance to be paid by early 2017.

2. BUSINESS ACQUISITION

On March 9, 2015, the Company completed the Tower acquisition, which included the acquisition of all of the outstanding shares of common stock of Tower and Lineage, pursuant to the Stock Purchase Agreement dated as of October 8, 2014, by and among the Company, Tower, Lineage, Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., and the other parties thereto, including holders of certain options and warrants to acquire the common stock of Tower or Lineage. In connection with the Tower acquisition, the options and warrants of Tower and Lineage that were outstanding at the time of the acquisition were cancelled. The total consideration paid for Tower and Lineage was approximately $691.3 million, net of approximately $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage. The Company incurred acquisition-related costs of $10.9 million, of which $6.7 million are included in selling, general and administrative expenses in the Company’s consolidated statement of income for the year ended December 31, 2015.

The Tower acquisition allows the Company to expand its commercialized generic and branded product portfolios. The Company also leverages its sales and marketing organization to promote the marketed products acquired.

Consideration

The Company has accounted for the Tower acquisition as a business combination under the acquisition method of accounting. The Company has preliminarily allocated the purchase price for the transaction based upon the estimated fair value of net assets acquired and liabilities assumed at the date of acquisition. Accordingly, the preliminary purchase price allocation described below is subject to change, as the Company expects to finalize the allocation of the purchase price upon the resolution of certain tax accounts that are based on the best estimates of management. The completion and filing of federal and state tax returns for the various purchased entities of Tower may result in adjustments to the carrying value of assets and liabilities. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the March 9, 2015 acquisition date.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The following tables summarize the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date, net of cash acquired of approximately $41.5 million (in thousands):

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

(1)

The accounts receivable acquired in the transaction had a fair value of approximately $57.0 million, including an allowance for doubtful accounts of approximately $9.0 million, which represents the Company’s best estimate on March 9, 2015 (the closing date of the transaction) of the contractual cash flows not expected to be collected by the acquired companies.

Intangible Assets

The following table identifies the Company’s preliminary allocations of purchase price to the intangible assets acquired by category:

	Estimated Fair Value (in thousands)	Weighted- Average Estimated Useful Life (in years)
Currently marketed product rights	$381,100	13
Royalties	80,800	12
In-process research and development	170,700	n/a
Total intangible assets	$632,600	12

The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital/asset contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream as well as other factors. The discount rates used to arrive at the present value at the acquisition date of currently marketed products was 15%. For in-process research and development, the discount rate used was 16% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill

The Company recorded approximately $182.6 million of goodwill in connection with the Tower acquisition, some of which will not be tax-deductible. Approximately $60.2 million of this goodwill was assigned to the Impax Specialty Pharma segment and approximately $122.4 million was assigned to the Impax Generics segment. Factors that contributed to the Company’s preliminary recognition of goodwill include the Company’s intent to expand its generic and branded pharmaceutical product portfolios and to acquire certain benefits from the Tower and Lineage product pipelines in addition to the anticipated synergies that the Company expects to generate from the acquisition.

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the years ended December 31, 2015 and 2014 (assuming the closing of the acquisition of Tower and Lineage occurred on January 1, 2014) are as follows:

	Year Ended December 31,
	2015	2014
Total revenues	$892,906	$819,838
Net income	$54,285	$30,838

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

The unaudited pro forma information reflects primarily the following adjustments:

•

Adjustments to amortization expense related to identifiable intangible assets acquired. Net income for the year ended December 31, 2015 reflects the lack of amortization expense for an acquired intangible asset with a short remaining estimated useful life, which causes the asset to be fully amortized by the end of 2014 under the pro forma assumption that the acquisition took place January 1, 2014;

•	Adjustments to depreciation expense related to property, plant and equipment acquired;

•

Adjustments to interest expense to reflect the long-term debt held by Tower and Lineage paid out and eliminated at the closing and the Barclays Senior Secured Credit Facilities (described in detail in “Note 14. Debt” below);

•

Adjustments to cost of revenues related to the fair value adjustments in inventory sold including elimination of approximately $6 million for the year ended December 31, 2015 and additional costs of approximately $6 million for the year ended December 31, 2014;

•

Adjustments to selling, general and administrative expense related to severance and retention costs of approximately $3 million incurred as part of the Transaction.  These costs were eliminated in the pro forma results for the year ended December 31, 2015 and included in the pro forma results for the year ended December 31, 2014;

•

Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the Tower acquisition include the elimination of $12 million of charges in the year ended December 31, 2015 which have been included in the year ended December 31, 2014; and

•

Adjustments to reflect the elimination of approximately $2.3 million in commitment fees related to the $435 million term loan with Barclays that were incurred during the year ended December 31, 2015 and were included in the pro forma results for the year ended December 31, 2014.

All of the above adjustments were adjusted for the applicable tax impact.

3. BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories (Taiwan), Inc., Impax Laboratories USA, LLC, ThoRx Laboratories, Inc., Impax International Holding, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) B.V., Impax Laboratories (Netherlands) C.V., Lineage and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain, LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech, Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at December 31, 2015. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company translates the assets and liabilities of the Taiwan dollar functional currency of its majority-owned affiliate Prohealth and its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. into the U.S. dollar reporting currency using exchange rates in effect at the end of each reporting period. The revenues and expenses of these entities are translated using an average of the rates in effect during the reporting period. Gains and losses from these translations are recorded as currency translation adjustments included in the consolidated statements of comprehensive income and the consolidated statements of changes in stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) requires the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, derivatives, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy, including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2015.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Short-Term Investments

Short-term investments represented investments in fixed rate financial instruments with maturities of greater than three months but less than 12 months at the time of purchase. The Company’s short-term investments were held in U.S. Treasury securities, corporate bonds, and high grade commercial paper, which are not insured by the FDIC. They were stated at amortized cost, which approximated fair value due to their short-term maturity, generally based upon observable market values of similar securities.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers; these allowances are for specific amounts on certain accounts based on facts and circumstances determined on a case-by-case basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents, and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents by placing its investments with high quality money market funds, corporate debt, and short-term commercial paper and in securities backed by the U.S. Government. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. The Company does not require collateral to secure amounts owed to it by its customers.

The following tables present the percentage of total accounts receivable and gross revenues represented by the Company’s five largest customers as of and for the years ended December 31, 2015, 2014 and 2013:

Percent of Total Accounts Receivable	2015	2014	2013
Customer #1	52.4%	36.9%	28.8%
Customer #2	24.8%	28.2%	35.1%
Customer #3	14.4%	19.6%	18.5%
Customer #4	1.0%	1.8%	2.9%
Customer #5	0.7%	0.6%	0.9%
Customer #6	0.6%	1.7%	1.4%
Customer #7	0.5%	1.7%	2.0%
Total five largest customers	94.4%	90.5%	89.6%

Percent of Gross Revenues	2015	2014	2013
Customer #1	45.6%	36.0%	30.6%
Customer #2	21.7%	20.7%	25.1%
Customer #3	18.8%	19.3%	20.3%
Customer #4	1.4%	2.5%	2.5%
Customer #5	1.1%	1.8%	1.8%
Customer #6	0.4%	1.9%	0.3%
Customer #7	--%	1.5%	2.4%
Total five largest customers	89.0%	83.7%	83.0%

During the years ended December 31, 2015, 2014 and 2013, the Company’s top ten products accounted for 75%, 62% and 68%, respectively, of total Impax product sales, net. Refer to “Note 24. Supplemental Financial Information” for more information.

In July 2015, the Company received an unsolicited offer from Turing Pharmaceuticals AG (“Turing”) to purchase the U.S. rights to Daraprim®, one of the marketed products acquired in the Tower acquisition, as well as the active pharmaceutical ingredient for the product and the finished goods inventory on hand. Pursuant to the terms of the Asset Purchase Agreement between the Company and Turing dated August 7, 2015 (the “Turing APA”), the Company also granted a limited license to sell the existing Daraprim® product under the Company’s labeler code with the Company’s trade dress. The sale closed on August 7, 2015.

In accordance with the terms of the Turing APA, the Company received and is initially responsible for processing and paying (subject to reimbursement by Turing), all chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code.  Under the terms of the Turing APA, Turing is responsible for liabilities related to chargebacks and rebates that arise as a result of Turing’s marketing or selling related activities.

During the fourth quarter of 2015, the Company began receiving invoices for chargebacks from wholesalers and rebates from various state Medicaid agencies for Daraprim® purchases made by governmental agencies during the third quarter of 2015.  As a result, the Company recorded a $40.6 million receivable representing an estimate for the third and fourth quarter 2015 reimbursement amounts owed by Turing to the Company.  In addition, the Company recorded an accrued liability for the corresponding offsetting amount owed to wholesalers, Medicaid and other governmental agencies. The Company and Turing are currently in the process of finalizing the reimbursement amount owed by Turing to the Company for such chargebacks and rebates.   If Turing for any reason does not, or is unable to, make such reimbursement payments to the Company, it could result in a material charge to the Company.

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

Intangible Assets

The Company’s intangible assets include both indefinite lived and finite lived assets. Indefinite lived intangible assets are not amortized. In-process research and development assets acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Finite lived intangible assets are amortized over the estimated useful life based on the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line amortization method is used. All of the Company’s intangible assets are tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing requires management to estimate the future undiscounted cash flows of the finite lived intangible assets using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in the impairment testing. The Company recognizes an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value.

Goodwill

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 350, "Goodwill and Other Intangibles", rather than recording periodic amortization, goodwill is subject to an annual assessment for impairment by applying a fair value based test. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. The Company considers the Impax Generics division and the Impax Specialty Pharma division operating segments to each be a reporting unit. The Company attributes $60.2 million of goodwill to the Impax Specialty Pharma division and $150.0 million of goodwill to the Impax Generics division.

The Company concluded the carrying value of goodwill was not impaired as of December 31, 2015 and 2014 as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their carrying value at each date. The Company performs its annual goodwill impairment test in the fourth quarter of each year. The Company estimated the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise. In addition, on a quarterly basis, the Company performs a review of its business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, the Company would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to determine the impact, if any, on the Company’s assessment of the reporting unit’s fair value. The Company has not to date deemed there to have been any significant adverse changes in the legal, regulatory, or general economic environment in which the Company conducts its business operations.

Derivatives

The Company generally does not use derivative instruments or engage in hedging activities in its ordinary course of business. Prior to June 30, 2015, the Company had no derivative assets or liabilities and did not engage in any hedging activities. As a result of the Company’s June 30, 2015 issuance of the convertible senior notes described in “Note 14. Debt”, the conversion option of the notes temporarily met the criteria for an embedded derivative liability which required bifurcation and separate accounting. Concurrently with the issuance of the notes, the Company entered into a series of convertible note hedge and warrant transactions which in combination are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the notes. See “Note 8. Derivatives” and “Note 15. Stockholders’ Equity” for additional information regarding the note hedge transactions and warrant transactions. While the warrants sold were classified as equity and recorded in additional paid-in capital, the call options purchased were temporarily classified as a bond hedge derivative asset on the Company’s consolidated balance sheet. The Company engaged a third-party valuation firm with expertise in valuing financial instruments to determine the fair value of the bond hedge derivative asset and conversion option derivative liability at each reporting period. The Company’s interim consolidated balance sheets reflected the fair value of the derivative asset and liability as of the reporting date, and changes in the fair value were reflected in current period earnings, as appropriate. As result of the amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock discussed in “Note 15. Stockholders’ Equity,” both the derivative asset and liability were reclassified to additional paid-in capital. The Company had no derivative assets or liabilities and did not engage in any hedging activities as of December 31, 2015.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, stockholder lawsuits, and product and clinical trial liability. In accordance with FASB ASC Topic 450, "Contingencies", the Company records accruals for such loss contingencies when it is probable a liability will have been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with FASB ASC Topic 450, does not recognize gain contingencies until realized. The Company records an accrual for legal costs in the period incurred. A discussion of contingencies is included in “Note 21. Commitments and Contingencies,” and “Note 22. Legal and Regulatory Matters” footnotes below.

Deferred Financing Costs

The Company capitalizes direct costs incurred to obtain debt financing and amortizes these costs to interest expense using the effective interest method over the term of the debt. These costs are recorded as a debt discount and the unamortized costs are netted against the related debt on the Company’s consolidated balance sheet. For line-of-credit arrangements with no outstanding borrowing, the costs incurred to obtain the credit facility are amortized to interest expense using the straight-line method over the term of the line-of-credit arrangement. The unamortized balance is included in other assets on the Company’s consolidated balance sheet..

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

Impax Generics revenues, net, and Impax Specialty Pharma revenues, net

The Impax Generics revenues, net and Impax Specialty Pharma revenues, net include revenue recognized related to shipments of generic and branded pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer. Impax Generics and Impax Specialty Pharma revenue, net may include deductions from the gross sales price related to estimates for chargebacks, rebates, distribution service fees, returns, shelf-stock, and other pricing adjustments. The Company records an estimate for these deductions in the same period when revenue is recognized. A summary of each of these deductions is as follows:

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

Shelf-Stock Adjustments

Based upon competitive market conditions, the Company may reduce the selling price of certain Impax Generics division products. The Company may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and declines in market price. The Company records an estimate for shelf-stock adjustments in the period it agrees to grant such a credit memo to a customer.

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

The Company applies the updated guidance of ASC 605-25 “Multiple Element Arrangements” to the Strategic Alliance Agreement, as amended with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (“Teva Agreement”). The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes deferred revenue on a straight-line basis over the expected period of performance for such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.

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

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are recorded as selling expense. Shipping costs were $2,304,000, $2,382,000 and $1,890,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development Expenses

Research and development activities are expensed as incurred and consist of self-funded research and development costs and costs associated with work performed by other participants under collaborative research and development agreements.

Share-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of FASB ASC Topic 718 “Stock Compensation”. Under FASB ASC Topic 718, the Company recognizes the grant date fair value of stock-based employee compensation as expense on a straight-line basis over the vesting period of the grant. The Company uses the Black Scholes option pricing model to determine the grant date fair value of employee stock options; the fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date such award was granted.

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

FASB ASC Topic 740, Sub-topic 10 “Tax Positions”, defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with generally accepted accounting principles. Under FASB ASC Topic 740, Sub-topic 10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Additionally, FASB ASC Topic 740, Sub-topic 10 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the disclosure requirements of FASB ASC Topic 740, Sub-topic 10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total interest expense and other expense, respectively.

Other Comprehensive Income

The Company follows the provisions of FASB ASC Topic 220, ”Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company recorded foreign currency translation gains and losses, which are reported as comprehensive income. Foreign currency translation losses for the years ended December 31, 2015, 2014 and 2013 were $4,454,000, $7,149,000 and $4,104,000 respectively.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. This update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date, of the previously issued revenue recognition guidance by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which provided guidance on the presentation requirements for debt issuance costs and debt discount and premium. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance. The updated guidance is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted for financial statements that have not been previously issued. The Company adopted this guidance during 2015, and it had no effect on the Company’s results of operations.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory”, with guidance regarding the accounting for and measurement of inventory. The update requires that inventory measured using first-in, first-out (FIFO) shall be measured at the lower of cost and net realizable value. When there is evidence that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The guidance will be effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, with guidance on the presentation and measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 previously issued in April 2015 did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this guidance during 2015, and it had no effect on the Company’s results of operations.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments”, with guidance regarding the accounting for and disclosure of measurement-period adjustments that occur in periods after a business combination is consummated. This update requires that the acquirer recognize measurement-period adjustments in the reporting period in which they are determined and, as such, eliminates the previous requirement to retrospectively account for these adjustments. This update also requires an entity to present separately on the face of the income statement, or disclose in the notes, the amount recorded in the current-period income statement that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The effective date for annual and interim periods begins after December 15, 2015. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position, depending on the tax jurisdiction that they relate to. This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company elected to early-adopt this update on a retrospective basis, which resulted in $54.8 million of current deferred tax assets being reclassified to long-term as of December 31, 2014. The adoption of this update had no effect on the Company’s results of operations.

6. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of December 31, 2015 and 2014 due to their short-term nature.

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

●	Level 3 - Inputs are unobservable and reflect the Company's own assumptions, based on the best information available, including the Company's own data.

The carrying amounts and fair values of the Company’s financial instruments at December 31, 2015 and 2014 are indicated below (in thousands):

	As of December 31, 2015
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred compensation plan asset (1)	$30,726	$30,726	$-	$30,726	$-

Liabilities
2% convertible senior notes due June 2022 (2)	$600,000	$602,250	$602,250	$-	$-
Deferred compensation plan liability (1)	$25,581	$25,581	$-	$25,581	$-

	As of December 31, 2014
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Short-term investments	$199,983	$199,899	$199,899	$-	$-
Deferred compensation plan asset (1)	$29,241	$29,241	$-	$29,241	$-

Liabilities
Deferred compensation plan liability (1)	$25,837	$25,837	$-	$25,837	$-

(1)

The deferred compensation plan liability is a non-current liability recorded at the value of the amount owed to the plan participants, with changes in value recognized as a compensation expense in the Company’s consolidated statements of income. The calculation of the deferred compensation obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in the line items captioned “Other non-current liabilities” on the Company’s consolidated balance sheets. The Company invests in corporate-owned life insurance (“COLI”) policies, of which the cash surrender value is included in the line item captioned “Other non-current assets” on the Company’s consolidated balance sheets.

(2)

The difference between the amount shown as the carrying value in the above table and the amount shown on the Company’s consolidated balance sheet at December 31, 2015 represents the unamortized discounts related to deferred debt issuance costs and the bifurcation of the conversion feature of the Notes.

7. SHORT-TERM INVESTMENTS

Investments consist of commercial paper and corporate bonds. The Company’s policy was to invest in only high quality “AAA-rated” or investment-grade securities. Investments in debt securities were accounted for as “held-to-maturity” and were recorded at amortized cost, which approximates fair value, generally based upon observable market values of similar securities. The Company has historically held all investments in debt securities until maturity, and has the ability and intent to continue to do so. All of the Company’s investments had remaining contractual maturities of less than 12 months and were classified as short-term. Upon maturity, the Company used a specific identification method.

The Company had no short-term investments as of December 31, 2015. A summary of short-term investments as of December 31, 2014 is as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2014	Cost	Gains	Losses	Value
Commercial paper	$68,972	$17	$--	$68,989
Corporate bonds	131,011	--	(101)	130,910
Total short-term investments	$199,983	$17	$(101)	$199,899

8. DERIVATIVES

 As discussed in “Note 14. Debt”, on June 30, 2015, the Company issued an aggregate principal amount of $600.0 million of 2.00% Convertible Senior Notes due June 2022 in a private placement offering (the “Notes”). Concurrently with the issuance of the Notes, the Company entered into convertible note hedge transactions with a financial institution (the “Note Hedge Transactions”), which are generally expected to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes.

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

The fair value of the Bond Hedge Derivative Asset at December 8, 2015 was $125.0 million, which was determined by a model-derived valuation utilizing Level 2 inputs which are observable or whose significant value drivers are observable. The following table summarizes the inputs and assumptions used in the Black-Scholes model to calculate the fair value of Bond Hedge Derivative Asset as of December 8, 2015:

Common stock price	$42.56
Exercise price	$63.35
Risk-free interest rate	1.9%
Volatility	40%
Dividend yield	0%
Remaining contractual term (in years)	6.5

Derivative Liability

As of the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common stock available to share-settle the conversion option of the Notes. Therefore, in accordance with guidance found in ASC 470-20 and ASC 815-15, the conversion option of the Notes was deemed an embedded derivative that required bifurcation from the Notes (host contract) and separate accounting as a derivative liability. The Company recorded the $167.0 million fair value of the conversion option derivative liability as a debt discount at June 30, 2015 on the Company's consolidated balance sheet.

The fair value of the conversion option derivative liability at December 8, 2015 was $158.0 million, which was determined by a model-derived valuation utilizing Level 2 inputs which are observable or whose significant value drivers are observable. The following table summarizes the inputs and assumptions used in the binomial lattice model to calculate the fair value as of December 8, 2015:

Common stock price	$42.56
Exercise price	$63.35
Risk-free interest rate	1.9%
Volatility	40%
Annual coupon rate	2%
Remaining contractual term (in years)	6.5

Reclassification to Additional Paid-in Capital

The Company held a Special Meeting of the Stockholders of the Company (the “Special Meeting”) on December 8, 2015, at which time the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 90,000,000 shares to 150,000,000 shares (the “Amendment”), which Amendment was subsequently filed with the Secretary of State of Delaware by the Company and effected. As a result of the increase in the authorized shares of common stock, both the derivative asset and the derivative liability met the derivative scope exception and were reclassified to additional paid-in capital, net of related taxes.

During the six month period ended December 31, 2015, the Company recognized in its consolidated statement of income $13.0 million of net expense related to the change in the fair value of the derivative instruments before the liability was reclassified to equity as described above.

9. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows (in thousands):

	December 31,	December 31,
	2015	2014
Gross accounts receivable	$738,730	$287,362
Less: Rebate reserve	(265,229)	(88,812)
Less: Chargeback reserve	(102,630)	(43,125)
Less: Distribution services reserve	(12,576)	(1,331)
Less: Discount reserve	(18,657)	(7,089)
Less: Uncollectible accounts reserve	(15,187)	(515)
Accounts receivable, net	$324,451	$146,490

A roll-forward of the chargeback and rebate reserves activity for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	December 31,	December 31,	December 31,
Rebate reserve	2015	2014	2013
Beginning balance	$88,812	$88,449	$46,011
Acquired balances	75,447	--	--
Provision recorded during the period	571,642	260,747	193,288
Credits issued during the period	(470,672)	(260,384)	(150,850)
Ending balance	$265,229	$88,812	$88,449

	December 31,	December 31,	December 31,
Chargeback reserve	2015	2014	2013
Beginning balance	$43,125	$37,066	$18,410
Acquired balances	24,532	--	--
Provision recorded during the period	833,157	487,377	389,707
Credits issued during the period	(798,184)	(481,318)	(371,051)
Ending balance	$102,630	$43,125	$37,066

10. INVENTORY

Inventory, net of carrying value reserves at December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Raw materials	$52,366	$34,681
Work in process	4,417	2,447
Finished goods	82,311	55,102
Total inventory	139,094	92,230

Less: Non-current inventory	13,512	11,660
Total inventory-current	$125,582	$80,570

Inventory carrying value reserves were $24,136,000 and $25,639,000 at December 31, 2015 and 2014, respectively. During the three month period ended March 31, 2013, the Company decided to discontinue the manufacture and distribution of certain unprofitable products after the Company conducted a strategic review of its currently manufactured generic product portfolio. As a result of this decision, the Company recorded an inventory reserve of $6,700,000 related to the discontinued products. In addition, upon receipt of the Complete Response Letter from the FDA for Rytary™ in January 2013, the Company evaluated the impact of the expected delay of FDA approval on its ability to sell the associated inventory. The Company determined that a reserve of $5,000,000 was appropriate and recorded this amount in the three month period ended March 31, 2013. The Company subsequently received FDA approval for Rytary™ on January 7, 2015. During the three month period ended March 31, 2013, the Company also recorded a $6,400,000 reserve for pre-launch inventory of a product manufactured for another third-party pharmaceutical company due to the anticipated delayed launch of such product as a result of the warning letter related to the Company’s Hayward, California manufacturing facility.

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch, FDA approval is expected in the near term, and/or the related litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory; and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding brand product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices. The carrying value of unapproved inventory less reserves was $8,658,000 and $7,312,000 at December 31, 2015 and 2014, respectively.

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

11. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014
Land	$5,773	$5,773
Buildings and improvements	165,322	154,374
Equipment	135,998	122,184
Office furniture and equipment	14,548	12,623
Construction-in-progress	25,659	9,404
Property, plant and equipment, gross	$347,300	$304,358

Less: Accumulated depreciation	(133,144)	(116,189)
Property, plant and equipment, net	$214,156	$188,169

Depreciation expense was $25.5 million, $20.4 million and $16.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Unpaid vendor invoices relating to purchases of property, plant and equipment of approximately $4.5 million, $1.9 million and $6.2 million which were accrued as of December 31, 2015, 2014 and 2013, respectively, are excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses in the Company’s consolidated statements of cash flows for those respective years.

12. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company’s finite lived intangible assets consist of marketed product rights and royalties received from product sales from the Company's third party partners. The Company’s indefinite lived intangible assets consist of acquired in-process research and development (IPR&D) product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, the Company will immediately expense the related capitalized cost. The following tables show the gross carrying values and accumulated amortization, where applicable, of the Company’s intangible assets by type for the Company's consolidated balance sheets presented (in thousands):

	Gross
	Carrying	Accumulated	Intangible
December 31, 2015	Value	Amortization	Assets, Net
Amortized intangible assets:
Marketed product rights	$458,676	$(82,906)	$375,770
Royalties	2,200	(189)	2,011
	460,876	(83,095)	377,781
Non-amortized intangible assets:
Acquired IPR&D product rights	145,640	-	145,640
Acquired future royalty rights	78,600	-	78,600
	224,240	-	224,240
Total intangible assets	$685,115	$(83,095)	$602,020

	Gross
	Carrying	Accumulated	Intangible
December 31, 2014	Value	Amortization	Assets, Net
Amortized intangible assets:
Marketed product rights	$63,329	$(43,118)	$20,211
Non-amortized intangible assets:
Acquired IPR&D product rights	6,500	-	6,500
Total intangible assets	$69,829	$(43,118)	$26,711

As discussed in “Note 2. Business Acquisition,” the substantial increase in the Company’s intangible asset balances since December 31, 2014 was attributable to the Tower acquisition in March 2015.

In July 2015, the Company received an unsolicited offer from Turing Pharmaceuticals AG to purchase the U.S. rights to Daraprim®, one of the marketed products acquired in the Tower acquisition, as well as the active pharmaceutical ingredient for the product and the finished goods inventory on hand. The sale closed in August 2015, and the Company received proceeds of $55.5 million at the closing. The net book value of the Daraprim® product rights at the time of the sale was $9.3 million. The Company recognized a gain on the sale of the intangible asset of $45.6 million, net of expenses. Additionally in connection with the Tower acquisition, the Company acquired and then promptly resold at cost $4.0 million of product rights which were required by the FTC to be divested as part of the FTC’s approval of the Tower acquisition.

As a result of the annual intangible asset impairment testing performed during the fourth quarter of 2015, the Company recorded an impairment charge of $13.7 million, of which $7.3 million was recorded in cost of revenues and $6.4 million was recorded in research and development expenses in the Company’s consolidated statement of income. The impairment charge was generally attributable to deteriorating market conditions for a small number of marketed products or, for acquired IPR&D product rights, a delay to the anticipated product launch or an economic decision by management not to move forward with the development or marketing of a product. The Company recorded an impairment charge of $2.9 million to cost of revenues in the Company’s consolidated statement of income in 2014 as a result of continued severe price erosion on one of its market products, which price erosion began in 2013. The Company recorded total impairment charges of $13.9 million in 2013, of which $13.1 million was recorded in cost of revenues and $0.8 million was recorded in research and development expenses on the Company’s consolidated statement of income. These impairment charges related to one currently marketed product experiencing severe price erosion due to new competition and one IPR&D product for which the ANDA was withdrawn.

The Company recognized amortization expense of $40.2 million, $11.1 million and $13.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, in cost of revenues in the consolidated statements of income presented. The following table shows the expected amortization of the Company’s finite lived intangible assets as of December 31, 2015 (in thousands):

Amortization
For the year ending December 31,	Expense
2016	$26,753
2017	27,527
2018	32,217
2019	38,863
2020	37,042
Thereafter	215,379
Total	$377,781

Goodwill

Goodwill on the Company’s consolidated balance sheet at December 31, 2015 is the result of the 2015 Tower acquisition and the Company’s 1999 merger of Impax Pharmaceuticals, Inc. with Global Pharmaceuticals Corporation. Goodwill had a carrying value of $210.2 million and $27.6 million at December 31, 2015 and 2014, respectively, and the increase in the carrying value in 2015 was entirely attributable to the Tower acquisition. At December 31, 2015, the Company attributed $150.0 million and $60.2 million to the Impax Generics division and the Impax Specialty Pharma division, respectively. At December 31, 2014, the Company attributed the entire carrying amount of goodwill to the Impax Generics division. The Company concluded based on the results of the annual testing performed that the carrying value of goodwill was not impaired as of December 31, 2015 or 2014.

13. ACCRUED EXPENSES

The following table sets forth the Company’s accrued expenses (in thousands):

	December 31,	December 31,
	2015	2014
Payroll-related expenses	$37,419	$33,812
Product returns	48,950	27,174
Accrued shelf stock	6,619	1,852
Government rebates	91,717	18,272
Legal and professional fees	5,929	9,497
Income taxes payable	830	40
Physician detailing sales force fees	1,132	2,336
Litigation accrual	--	12,750
Interest payable	500	--
Other	11,615	4,737
Total accrued expenses	$204,711	$110,470

Product Returns

The Company maintains a return policy to allow customers to return product within specified guidelines. The Company estimates a provision for product returns as a percentage of gross sales based upon historical experience for sales made through its Impax Generics and Impax Specialty Pharma sales channels. Sales of product under the Private Label, Rx Partner and OTC Partner alliance, collaboration and supply agreements are not subject to returns. A roll forward of the return reserve activity for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	December 31,	December 31,	December 31,
Returns Reserve	2015	2014	2013
Beginning balance	$27,174	$28,089	$23,440
Acquired balances	11,364	--	--
Provision related to sales recorded in the period	43,967	12,016	11,015
Credits issued during the period	(33,555)	(12,931)	(6,366)
Ending balance	$48,950	$27,174	$28,089

14. DEBT

2% Convertible Senior Notes due June 2022

On June 30, 2015, the Company issued an aggregate principal amount of $600.0 million of 2.00% Convertible Senior Notes due June 2022 (the “Notes”) in a private placement offering, which are the Company’s senior unsecured obligations. The Notes were issued pursuant to an Indenture dated June 30, 2015 (the “Indenture”) between the Company and Wilmington Trust, N.A., as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be due and payable immediately. The Notes will mature on June 15, 2022, unless earlier redeemed, repurchased or converted. The Notes bear interest at a rate of 2.00% per year, and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2015.

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

Concurrently with the offering of the Notes and using a portion of the proceeds from the sale of the Notes, the Company entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. The Note Hedge Transactions and Warrant Transactions are separate transactions, in each case, entered into by the Company with a financial institution and are not part of the terms of the Notes. These transactions will not affect any holder’s rights under the Notes, and the holders of the Notes have no rights with respect to the Note Hedge Transactions and Warrant Transactions. See “Note 8, Derivatives” and “Note 15, Stockholders’ Equity” for additional information.

At the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common available to settle the conversion option of the Notes in shares of the Company’s common stock. Therefore, in accordance with guidance found in ASC 470-20 – Debt with Conversion and Other Options (“ASC 470-20”) and ASC 815-15 – Embedded Derivatives (“ASC 815-15”), the conversion option of the Notes was deemed an embedded derivative requiring bifurcation from the Notes (host contract) and separate accounting as a derivative liability. The fair value of the conversion option derivative liability at June 30, 2015 was $167.0 million, which was recorded as a reduction to the carrying value of the debt. This debt discount will be amortized to interest expense over the term of the debt using the effective interest method. Although the Company received stockholder approval on December 8, 2015 to amend the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock (which amendment has occurred), the debt discount remains and continues to be amortized to interest expense. The effect of the increase in the authorized share count on the derivative liability is discussed in “Note 8, Derivatives.”

In connection with the issuance of the Notes, the Company incurred approximately $18.7 million of debt issuance costs for banking, legal and accounting fees and other expenses. This amount was also recorded on the Company’s balance sheet as a reduction to the carrying value of the debt, in accordance with the Company’s early adoption of Accounting Standards Update (“ASU”) No. 2015-03 – Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and will be amortized to interest expense over the term of the debt using the effective interest method.

For the year ended December 31, 2015, the Company recognized $16.3 million of interest expense related to the Notes, of which $6.0 million was cash and $10.3 million was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company’s consolidated balance sheet, with a carrying value of approximately $424.6 million as of December 31, 2015.

Royal Bank of Canada $100.0 Million Revolver

On August 4, 2015, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) of up to $100 million, pursuant to a credit agreement, by and among the Company, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent (the “Revolving Credit Facility Agreement”). The Revolving Credit Facility is available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.75% based on the Company’s total net leverage ratio. The Revolving Credit Facility will mature on August 4, 2020. No borrowings have been drawn from the Revolving Credit Facility during the year ended December 31, 2015.

Loss on Early Extinguishment of Debt – Barclays $435.0 Million Term Loan

In connection with the acquisition of Tower during the first quarter of 2015, the Company entered into a $435.0 million senior secured term loan facility (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver” and collectively with the Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC, as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, the Company incurred debt issuance costs for banking, legal and accounting fees and other expenses of approximately $17.8 million. Prior to repayment of the Term Loan on June 30, 2015, these debt issuance costs were to be amortized to interest expense over the term of the loan using the effective interest rate method.

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

For the six months ended June 30, 2015, the Company incurred total interest expense on the Term Loan of approximately $10.7 million, of which $9.8 million was cash and $0.9 million was non-cash amortization of the deferred debt issuance costs. Included in the 2015 year-to-date cash interest expense of $15.8 million is approximately $2.3 million related to a ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders’ commitment of the Term Loan until the actual allocation of the loan occurred.

15. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its Restated Certificate of Incorporation (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of December 31, 2015 or 2014.

Common Stock

A Special Meeting of the Stockholders of the Company (the “Special Meeting”) occurred on December 8, 2015, at which time the Company’s stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 90,000,000 shares to 150,000,000 shares (the “Amendment”), which Amendment was subsequently filed with the Secretary of State of Delaware by the Company and effected. At December 31, 2015, the Company had 72,926,205 shares of its common stock issued and 72,682,476 shares of its common stock outstanding. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of December 31, 2015 (in thousands):

Shares issued	72,926
Stock options outstanding(1)	2,405
Conversion of Notes payable(2)	9,471
Warrants outstanding (see below)	9,471
Total shares of common stock issued and reserved for issuance	94,273

(1)  See “Note 17. Share-based Compensation”

(2)  See “Note 14. Debt”

Warrants

As discussed in “Note 14. Debt”, on June 30, 2015, the Company entered into a series of Note Hedge Transactions and Warrant Transactions with a financial institution which are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. Pursuant to the Warrant Transactions, the Company sold to a financial institution 9.47 million warrants to purchase the Company’s common stock, for which it received proceeds of $88.3 million. The warrants have an exercise price of $81.277 per share (subject to adjustment), are immediately exercisable, and have an expiration date of September 15, 2022.

Additional paid-in capital

As a result of the Amendment and the increase in the number of authorized shares of the Company's common stock described above, both the derivative asset and the derivative liability met the derivative scope exception and were reclassified to additional paid-in capital. The net effect of the reclassification of the derivatives and the related tax effect was a $21 million increase in additional paid-in capital on the Company's consolidated balance sheet.

16. EARNINGS PER SHARE

The Company's basic earnings per common share (“EPS”) is computed by dividing net income available to the Company’s common stockholders (as presented on the consolidated statements of income) by the weighted-average number of shares of the Company’s common stock outstanding during the period. The Company’s restricted stock awards (non-vested shares) are issued and outstanding at the time of grant but are excluded from the Company’s computation of weighted-average shares outstanding in the determination of basic EPS until vesting occurs.

For purposes of calculating diluted EPS, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock awards using the treasury stock method and the number of shares of common stock issuable upon conversion of the Company’s outstanding convertible notes payable. In the case of the Company’s outstanding convertible notes payable, the diluted EPS calculation is further affected by an add-back of interest expense, net of tax, to the numerator under the assumption that the interest would not have been incurred if the convertible notes had been converted into common stock.

The following is a reconciliation of basic and diluted net income per share of common stock for the three years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	For the years ended December 31,
	2015		2014		2013
Basic Earnings Per Common Share:
Net income	$38,997		$57,353		$101,259
Weighted-average common shares outstanding	69,640		68,186		66,921

Basic earnings per share	$0.56		$0.84		$1.51

Diluted Earnings Per Common Share:
Net income	$38,997		$57,353		$101,259

Add-back of interest expense on outstanding convertible notes payable, net of tax	--	(1)	--	(2)	--	(2)
Adjusted net income	$38,997		$57,353		$101,259

Weighted-average common shares outstanding	69,640		68,186		66,921
Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares and ESPP share issuance	2,387	(3)	2,344		1,734
Weighted-average incremental shares assuming conversion of outstanding notes payable	--	(1)	--	(2)	--	(2)
Diluted weighted-average common shares outstanding	72,027	(4)	70,530	(5)	68,655	(6)

Diluted net income per share	$0.54		$0.81		$1.47

(1)

The numerator and denominator adjustments related to the Company’s convertible notes payable were excluded from the computation because the add-back of interest expense, net of tax, to the numerator had a greater effect on the quotient than the inclusion of the incremental shares assuming conversion of the convertible notes payable in the denominator, resulting in anti-dilution.

(2)	Not applicable to the period presented.

(3)

As of December 31, 2015, the approximately 9.47 million warrants outstanding have been excluded from the denominator of the diluted EPS computation under the treasury stock method because the exercise price of the warrants exceeds the average market price of the Company’s common stock for the period, so inclusion in the calculation would be anti-dilutive.

(4)

As of December 31, 2015, shares issuable but not included in the Company’s computation of diluted EPS, which could potentially dilute future earnings, include 9.47 million for warrants to purchase the Company’s common stock and 9.47 million shares for conversion of outstanding convertible senior notes payable. In addition, for the year ended December 31, 2015, the Company excluded from the computation as anti-dilutive 1,688,266 and 1,521,097 shares issuable upon the exercise of stock options and vesting of non-vested restricted stock awards, respectively.

(5)

For the year ended December 31, 2014, the Company excluded 946,288 stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.

(6)

For the year ended December 31, 2013, the Company excluded 1,741,110 stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.

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

Impax Laboratories, Inc. 1999 Equity Incentive Plan

In October 2000, the Company’s stockholders approved an increase in the aggregate number of shares of common stock to be issued pursuant to the Company’s 1999 Equity Incentive Plan from 2,400,000 to 5,000,000 shares. Under the 1999 Equity Incentive Plan, 10,938, 30,438 and 44,937 stock options were outstanding at December 31, 2015, 2014 and 2013, respectively.

Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan

Under the Company’s 2002 Plan, the aggregate number of shares of common stock for issuance pursuant to stock option grants and restricted stock awards was increased by the Company’s Board of Directors from 11,800,000 to 14,950,000 shares during 2013, which was approved by the Company’s stockholders. Under the 2002 Plan, stock options outstanding were 2,394,433, 3,006,367 and 3,720,593 at December 31, 2015, 2014 and 2013, respectively, and non-vested restricted stock awards outstanding were 2,146,498, 2,327,176 and 2,123,835 at December 31, 2015, 2014 and 2013, respectively.

The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

		Weighted-
		Average
		Exercise
	Number of Shares	Price
Stock Options	Under Option	per Share
Outstanding at December 31, 2012	4,177,221	$12.72
Options granted	506,000	18.06
Options exercised	(814,177)	9.28
Options forfeited	(98,139)	19.51
Outstanding at December 31, 2013	3,770,905	14.01
Options granted	386,600	25.27
Options exercised	(778,112)	13.76
Options forfeited	(337,213)	20.48
Outstanding at December 31, 2014	3,042,180	14.78
Options granted	406,950	41.27
Options exercised	(1,042,198)	9.87
Options forfeited	(1,561)	16.7
Outstanding at December 31, 2015	2,405,371	21.39

Options exercisable at December 31, 2015	1,645,568	$16.10

As of December 31, 2015, stock options outstanding and exercisable had average remaining contractual lives of 6.97 years and 5.26 years, respectively. Also, as of December 31, 2015, stock options outstanding and exercisable each had aggregate intrinsic values of $52,370,000 and $48,873,000, respectively, and restricted stock awards outstanding had an aggregate intrinsic value of $91,784,000. As of December 31, 2015, the Company estimated 2,129,458 stock options and 1,900,280 restricted shares granted to employees which were vested or expected to vest.

The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan and are issued and outstanding at the time of grant, though are subject to forfeiture if the vesting conditions are not met. A summary of the non-vested restricted stock awards is as follows:

	Non-Vested	Weighted-
	Restricted	Average
	Stock	Grant Date
Restricted Stock Awards	Awards	Fair Value
Non-vested at December 31, 2012	1,954,570	$20.97
Granted	1,032,924	19.92
Vested	(617,302)	18.80
Forfeited	(246,357)	20.69
Non-vested at December 31, 2013	2,123,835	21.13
Granted	1,449,585	25.35
Vested	(796,966)	21.36
Forfeited	(449,278)	21.47
Non-vested at December 31, 2014	2,327,176	23.61
Granted	973,742	45.40
Vested	(930,159)	22.64
Forfeited	(224,261)	29.01
Non-vested at December 31, 2015	2,146,498	$33.20

Included in the 930,159 shares of restricted stock vested during the year ended December 31, 2015 are 370,449 shares with a weighted-average fair value of $40.48 per share that were withheld for minimum withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of December 31, 2015, the Company had 1,893,305 shares available for issuance of either stock options or restricted stock awards, including 1,515,134 shares from the 2002 Plan, 296,921 shares from the 1999 Plan, and 81,250 shares from the ESPP Plan.

As of December 31, 2015, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $63,014,000 related to all of its share-based awards, which will be recognized over a weighted average period of 2.15 years. The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $33,043,000, $10,423,000 and $8,780,000, respectively. The total fair value of restricted shares which vested during the years ended December 31, 2015, 2014 and 2013 was $21,061,000, $16,959,000 and $11,604,000, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2015			2014			2013
Volatility (range)	39.9	-	40.1%	40.1%	-	41.7%		41.7%
Volatility (weighted average)		40.0%			40.2%			41.7%
Risk-free interest rate (range)	0.8	-	1.8%	0.6%	-	1.9%	1.1%	-	1.9%
Risk-free interest rate (weighted average)		1.7%			1.8%			1.2%
Dividend yield		0%			0%			0%
Expected life (years)		6.18			6.07			6.19
Weighted average grant date fair value		$17.08			$10.45			$7.54

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

The amount of share-based compensation expense recognized by the Company is as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cost of revenues	$4,479	$2,494	$2,035
Research and development	5,996	5,072	4,885
Selling, general and administrative	18,138	13,317	10,724
Total	$28,613	$20,883	$17,644

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

On April 21, 2014, the Board of Directors of the Company announced that it had appointed Fred Wilkinson as the Company’s new President and Chief Executive Officer effective as of April 29, 2014. In accordance with Mr. Wilkinson’s employment agreement, the Company granted 150,000 shares of the Company’s restricted stock with a grant date fair value of $3.9 million, which vested as to one-third of the underlying shares on each of the first three six-month anniversaries of April 29, 2014, subject to Mr. Wilkinson’s continued employment with the Company on such vesting date. Further, Mr. Wilkinson also received an award of 375,000 shares of restricted stock that will vest in three tranches based upon continued service by Mr. Wilkinson to the Company and the achievement of certain performance criteria as set forth in his employment agreement. The Company valued these restricted stock awards using a Monte Carlo simulation and is recognizing the $7.6 million value of these awards over the longer of the derived or explicit service period, which is two years.

On October 22, 2014, the Company announced that Carole S. Ben-Maimon, M.D., President of the Company’s Impax Generics division, informed the Company of her decision to retire from her position effective November 3, 2014. Pursuant to her Separation Agreement, all option grants and restricted stock grants expected to vest in the 12 month period following her retirement date were accelerated and vested as of the retirement date. As a result, during the three month period ended December 31, 2014, the Company recorded $0.5 million of accelerated expense related to Dr. Ben-Maimon’s outstanding stock options and restricted stock.

The after tax impact of recognizing the share-based compensation expense related to FASB ASC Topic 718 on basic earnings per common share was $0.20, $0.20 and $0.19 for the years ended December 31, 2015, 2014 and 2013, respectively, and diluted earnings per common share was $0.20, $0.20 and $0.19 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recognized a deferred tax benefit of $9,150,000, $6,880,000 and $4,829,000 in the years ended December 31, 2015, 2014 and 2013, respectively, related to share-based compensation expense recorded for non-qualified employee stock options and restricted stock awards.

The Company’s policy is to issue new shares to satisfy stock option exercises and to grant restricted share awards. There were no modifications, other than discussed above, to any stock options during the years ended December 31, 2015, 2014 or 2013.

18. EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to contribute up to 25% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. Prior to January 1, 2015, the Company matched 50% of the employee contributions up to a maximum of 6% of employee compensation. Effective January 1, 2015, the Company updated its 401(k) policy to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the Board of Directors. Participants are 100% vested in discretionary profit-sharing and matching contributions made by the Company after three years of service, and are 25% and 50% vested after one and two years of service, respectively. There were $3,656,000, $1,615,000 and $1,501,000 in matching contributions and no discretionary profit-sharing contributions made under this plan for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

In February 2001, the Board of Directors approved the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”), with a 500,000 share reservation. The purpose of the ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. Under the ESPP plan, for the years ended December 31, 2015, 2014 and 2013, the Company sold shares of its common stock to its employees in the amount of 35,275, 35,350 and 39,748, respectively, for net proceeds of $1,184,000, $788,000 and $660,000, respectively.

Deferred Compensation Plan

In February 2002, the Board of Directors approved the Executive Non-Qualified Deferred Compensation Plan (“ENQDCP”) effective August 15, 2002 covering executive level employees of the Company as designated by the Board of Directors. Participants can defer up to 75% of their base salary and quarterly sales bonus and up to 100% of their annual performance based bonus. The Company matches 50% of employee deferrals up to 10% of base salary and bonus compensation. The maximum total match by the Company cannot exceed 5% of total base and bonus compensation. Participants are vested in the employer match contribution at 20% each year, with 100% vesting after five years of employment. Participants can earn a return on their deferred compensation based on hypothetical investments in investment funds. Changes in the market value of the participant deferrals and earnings thereon are reflected as an adjustment to the liability for deferred compensation with an offset to compensation expense. There were $1,098,000, $850,000 and $764,000 in matching contributions under the ENQDCP for the years ended December 31, 2015, 2014 and 2013, respectively.

The deferred compensation liability is a non-current liability recorded at the value of the amount owed to the ENQDCP participants, with changes in the value of such amounts recognized as a compensation expense in the consolidated statement of operations. The calculation of the deferred compensation obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in the line item captioned “Other liabilities” on the consolidated balance sheets. The Company invests in corporate owned life insurance (“COLI”) policies, of which the cash surrender value is included in the line item captioned “Other assets” on the consolidated balance sheets. As of December 31, 2015 and 2014, the Company had a cash surrender value asset of $30,726,000 and $29,241,000, respectively, and a deferred compensation liability of $25,581,000 and $25,837,000, respectively, which approximated fair value. The asset representing the cash surrender value of the corporate owned life insurance and the deferred compensation liability are both Level 2 fair value measurements.

19. INCOME TAXES

The Company is subject to federal, state and local income taxes in the United States, and income taxes in Taiwan, R.O.C. and the Netherlands. The provision for income taxes is comprised of the following (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal taxes	$48,078	$42,635	$67,407
State taxes	2,286	2,467	2,569
Foreign taxes	(442)	832	742
Total current tax expense	49,922	45,934	70,718

Deferred:
Federal taxes	$(23,605)	$(9,039)	$(21,050)
State taxes	(5,733)	(3,597)	(1,965)
Foreign taxes	(213)	(92)	(2,022)
Total deferred tax (benefit) expense	(29,551)	(12,728)	(25,037)

Provision for income taxes	$20,371	$33,206	$45,681

A reconciliation of the difference between the tax provision at the federal statutory rate and actual income taxes on income before income taxes, which includes federal, state, and other income taxes, is as follows (in thousands):

	For the Years Ended December 31,
	2015		2014		2013
Income before income taxes	$59,368		$90,559		$146,940
Tax provision at the federal statutory rate	20,779	35.0%	31,696	35.0%	51,429	35.0%

Increase (decrease) in tax rate resulting from:
Tax rate differential and permanent items on foreign income	412	0.7%	2,285	2.5%	383	0.3%
State income taxes, net of federal benefit	365	0.6%	887	1.0%	1,616	1.1%
State research and development credits	(2,357)	(4.0)%	(2,133)	(2.4)%	(1,787)	(1.2)%
Federal research and development credits	(2,672)	(4.5)%	(2,401)	(2.6)%	(1,900)	(1.3)%
Share-based compensation	968	1.6%	189	0.2%	92	0.1%
Executive compensation	3,140	5.3%	1,552	1.7%	336	0.2%
Domestic manufacturing deduction	(1,422)	(2.4)%	(679)	(0.7)%	(1,666)	(1.1)%
Other permanent book/tax differences	2,003	3.4%	170	0.2%	(967)	(0.7)%
Provision for uncertain tax positions	184	0.3%	952	1.1%	1,718	1.1%
Revision of prior years’ estimates	859	1.5%	664	0.7%	(1,150)	(0.8)%
Prior year Federal research and development credits	--	--%	---	--%	(1,950)	(1.3)%
Taiwan Rural Area Investment Tax Credit	(2,134)	(3.6)%	---	--%	---	--%
Other, net	246	0.4%	24	0.0%	(473)	(0.3)%
Provision for income taxes	$20,371	34.3%	$33,206	36.7%	$45,681	31.1%

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

Deferred income taxes result from temporary differences between the financial statement carrying values and the tax bases of the Company’s assets and liabilities. Deferred tax assets principally result from deferred revenue related to certain of the Company’s alliance and collaboration agreements (see “Note 20. Alliance and Collaboration Agreements” below for a discussion of the Company's alliance and collaboration agreements), certain accruals and reserves currently not deductible for tax purposes, acquired product rights and intangibles, capitalized legal and share based compensation expense. Deferred tax liabilities principally result from the use of accelerated depreciation methods for income tax purposes. The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Deferred revenues	$--	$1,550
Accrued expenses	83,414	46,206
Inventory reserves	9,585	10,223
Net operating loss carryforwards	38	46
Depreciation and amortization	362	284
Acquired product rights and intangibles	20,912	18,788
Capitalized legal fees	7,352	12,829
R&D credit carryforwards	6,149	4,331
Share based compensation expense	5,471	4,397
Other	389	1,048
Deferred tax assets	$133,672	$99,702

Deferred tax liabilities:
Tax depreciation and amortization in excess of book amounts	$7,367	$1,028
Acquired product rights and intangibles	188,018	--
Deferred manufacturing costs	65	65
Derivative	8,894	--
Other	1,783	1,947
Deferred tax liabilities	$206,127	$3,040

Deferred tax assets (liabilities), net	$(72,455)	$96,662

A rollforward of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Unrecognized tax benefits beginning of year	$6,517	$5,292	$2,920
Gross change for current year positions	1,079	1,089	797
Gross change for prior period positions	(673)	310	1,575
Gross change due to Tower acquisition	1,037	--	--
Decrease due to settlements and payments	(2,280)	(174)	--
Unrecognized tax benefits end of year	$5,680	$6,517	$5,292

The amount of unrecognized tax benefits at December 31, 2015, 2014 and 2013 was $5.7 million, $6.5 million and $5.3 million respectively, of which $4.3 million, $5.0 million and $4.1 million would impact the Company’s effective tax rate, respectively, if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next 12 months. Interest expense related to income taxes is included in “Interest expense” on the consolidated statement of operations. Net interest expense related to unrecognized tax benefits for the year ended December 31, 2015 was $8,000 principally due to the settlement of the 2010-2011 California audit and the filing of a Tennessee Voluntary Disclosure Agreement for the years 2011-2014, compared to $5,000 in 2014. Accrued interest expense as of December 31, 2015 and 2014 was $589,000 and $597,000, respectively. Income tax penalties are included in “Other income (expense)” on the consolidated statements of operations. Accrued tax penalties of $598,000 were booked in 2015 related to the 2010-2011 California audit.

The Company is currently not under audit for its federal income tax. No provision has been made for U.S. federal deferred income taxes on accumulated earnings on foreign subsidiaries since it is the current intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary.

20. ALLIANCE AND COLLABORATION AGREEMENTS

The Company has entered into several alliance, collaboration, license and distribution agreements, and similar agreements with respect to certain of its products and services, with unrelated third-party pharmaceutical companies. The statement of operations includes revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage the technology platform of the Company or of such third party partners and revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods, and revenue recognized under a promotional services agreement which obligates the Company or the third party partner to provide research and development services over multiple periods.

The Company’s alliance and collaboration agreements often include milestones and provide for milestone payments upon achievement of these milestones. Generally, the milestone events contained in the Company’s alliance and collaboration agreements coincide with the progression of the Company’s or the partner’s products and technologies from pre-commercialization to commercialization.

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

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During 2013, the Company received a payment of $48,000,000 from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 under the line item “Other Income” on the consolidated statement of operations. Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $19,540,000, $21,089,000 and $20,406,000 on sales of the AG Product during the years ended December 31, 2015, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line in the consolidated statement of operations. Although the Supply Term expired on September 30, 2014, the Company was permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold. The Company continued to pay a profit share to Shire on sales of such products during the year ended December 31, 2015.

Development, Supply and Distribution Agreement with TOLMAR, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten then approved products and one product pending approval at the FDA, in the United States and its territories. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.

The Company paid Tolmar a $21 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, is also required to make payments to Tolmar upon the achievement of certain specified milestone events. Such contingent milestone payments will initially be recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. During the year ended December 31, 2012, the Company made a $1.0 million milestone payment and, during the fourth quarter of 2013, the Company made a $12.0 million payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of pursuant to the Tolmar Agreement. The $21 million upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statement of operations. The Company initially allocated $1.55 million of the upfront payment to two products which were in development and has recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1,000,000 milestone paid in the year ended December 31, 2012 as a research and development expense. The Company is required to pay a profit share to Tolmar on sales of the topical products, of which the Company owed a profit share payable to Tolmar of $77,683,000, $15,995,000 and $3,905,000 during the years ended December 31, 2015, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations. During the fourth quarter of 2014, the Company paid a $2.0 million milestone related to the Diclofenac Sodium Gel 3% or Solaraze® product to Tolmar pursuant to the Tolmar Agreement. During the second quarter of 2015, the Company paid a $5.0 million milestone related to certain topical products pursuant to the Tolmar Agreement.

As discussed in “Note 12. Goodwill and Intangible Assets,” the Company recorded a $13.1 million intangible asset impairment charge to cost of revenues in the three month period ended September 30, 2013 related to the Tolmar product rights acquired under the Tolmar Agreement.

The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15,000,000. As of December 31, 2015 and 2014, Tolmar owed the Company $15,000,000 under the Tolmar Loan Agreement, which is included in “Other Assets” on the consolidated balance sheets. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.

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

As of December 31, 2015, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets) and has agreed to supply another product (currently under development) to Teva; the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market the Company’s obligations to supply such product had expired or were terminated in accordance with the agreement.

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

Joint Development Agreement

The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40 million upfront payment upon signing of the Joint Development Agreement in December 2008. The Company has also received an aggregate of $15,000,000 in milestone payments composed of two $5 million milestone payments, paid by Valeant in March 2009 and September 2009, a $2 million milestone payment paid by Valeant in December 2009, and a $3 million milestone payment paid by Valeant in March 2011. The Company has the potential to receive up to an aggregate of $8 million of additional contingent milestone payments, upon the achievement of certain specified regulatory events, each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products. The Company began selling one of the four generic dermatology products during the year ended December 31, 2011. As of December 31, 2014, the full amount of deferred revenue under the Joint Development Agreement was recognized.

The Joint Development Agreement results in three items of revenue for the Company, as follows:

(1)

Research & Development Services. Revenue received from the provision of research and development services including the $40,000,000 upfront payment and the $12,000,000 of milestone payments received prior to January 1, 2011, have been deferred and are being recognized on a straight-line basis over the expected period of performance of the research and development services. During the three month period ended March 31, 2013, the Company extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced periodic amount of revenue recognized in current and future periods. Revenue from the remaining $8,000,000 of contingent milestone payments, including the $3,000,000 received from Valeant in March 2011, will be recognized using the Milestone Method of accounting. Deferred revenue was recorded as a liability captioned “Deferred revenue.” Revenue recognized under the Joint Development Agreement is included in “Note 24. Supplementary Financial Information”, in the line item captioned “Other Revenues”.

(2)

Royalty Fees Earned — Valeant’s Sale of Advanced Form SOLODYN® (Brand) Product. Under the Joint Development Agreement, the Company granted Valeant a license for the advanced form of the SOLODYN® product, with the Company receiving royalty fee income under such license for a period ending eight years after the first commercial sale of the advanced form SOLODYN® product. Commercial sales of the new SOLODYN® product, if any, are expected to commence upon FDA approval of Valeant’s NDA. The royalty fee income, if any, from the new SOLODYN® product, will be recognized by the Company as current period revenue when earned.

(3)	Accounting for Sales of the Company’s Four Generic Dermatology Products. Upon FDA approval of the Company’s ANDA for each of the four generic products covered by the Joint Development Agreement, the Company will have the right (but not the obligation) to begin manufacture and sale of its four generic dermatology products. The Company sells its manufactured generic products to all Impax Generics division customers in the ordinary course of business through its Impax Generics Product sales channel. The Company accounts for the sale, if any, of the generic products covered by the Joint Development Agreement as current period revenue according to the Company’s revenue recognition policy applicable to its Impax Generics products. To the extent the Company sells any of the four generic dermatology products covered by the Joint Development Agreement, the Company pays Valeant a gross profit share, with such profit share payments accounted for as a current period cost of revenues in the consolidated statement of operations.

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.

In June 2010, the Company and Endo Pharmaceuticals, Inc. ("Endo") entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead branded product candidate ("Endo Agreement Product"). The Endo Agreement was terminated upon mutual agreement by the parties effective December 23, 2015. Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $10,000,000 upfront payment. Prior to termination of the agreement, the Company also had the potential to receive up to an additional $30 million of contingent milestone payments.

Prior to the termination of the Endo Agreement, the Company had recognized the $10 million upfront payment as revenue on a straight-line basis over a period of 112 months, which was the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in September 2019, the estimated date of FDA approval of the Company's NDA for the Endo Agreement Product. The FDA approval of the Endo Agreement Product NDA represented the end of the Company’s expected period of performance, as the Company would have had no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process would have been completed on such date. Deferred revenue under the Endo Agreement was $0 and $4,310,000 as of December 31, 2015 and 2014, respectively. Revenue recognized under the Endo Agreement was reported in “Note 24. Supplementary Financial Information” in the line item captioned “Other Revenues”.

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

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012. Beginning in January 2013, the Company was obligated to pay AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. The Company owed a royalty payable to AstraZeneca of $16,848,000, $14,262,000 and $36,113,000 for the years ended December 31, 2015, 2014 and 2013, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of income.

Agreement with DURECT Corporation

In 2014, the Company entered into an agreement with DURECT Corporation (“Durect”) granting the Company the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, referred to by the Company as IPX239. The Company paid Durect a $2 million up-front payment upon signing of the agreement which the Company recognized immediately as research and development expense. The Company has the potential to pay up to an aggregate of $61 million in additional contingent milestone payments upon the achievement of certain specified development and commercialization events under the agreement. If IPX239 is commercialized, the Company would also be required to pay a tiered royalty based on product sales.

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

21. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases land, office, warehouse and laboratory facilities under non-cancelable operating leases expiring between March 2016 and December 2026. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $4,146,000, $2,162,000 and $1,932,000, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates between September 2016 and December 2018. Future minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2016	$5,797
2017	4,784
2018	4,242
2019	2,376
2020	1,100
Thereafter	4,457
Total minimum lease payments	$22,756

Purchase Order Commitments

As of December 31, 2015, the Company had $67.1 million of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

Taiwan Facility

The Company has entered into several contracts related to ongoing expansion activities at its Taiwan manufacturing facility. As of December 31, 2015, the Company had remaining obligations under these contracts of $0.3 million.

22. LEGAL AND REGULATORY MATTERS

Patent Litigation

There is substantial litigation in the pharmaceutical, biological, and biotechnology industries with respect to the manufacture, use, and sale of new products which are the subject of conflicting patent and intellectual property claims. One or more patents often cover the brand name products for which the Company is developing generic versions and the Company typically has patent rights covering the Company’s branded products.

Under federal law, when a drug developer files an ANDA for a generic drug seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 day period, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic drug developer, or 30 months from the date the notice was received, whichever is sooner. The Company’s generic products division is typically subject to patent infringement litigation brought by branded pharmaceutical manufacturers in connection with the Company’s Paragraph IV certifications seeking an order delaying the approval of the Company’s ANDA until expiration of the patent(s) at issue in the litigation. Likewise, the Company’s branded products division is currently involved in patent infringement litigation against generic drug manufacturers who have filed Paragraph IV certifications to market their generic drugs prior to expiration of the Company’s patents at issue in the litigation.

The uncertainties inherent in patent litigation make the outcome of such litigation difficult to predict. For the Company’s generic products division, the potential consequences in the event of an unfavorable outcome in such litigation include delaying launch of its generic products until patent expiration. If the Company were to launch its generic product prior to successful resolution of a patent litigation, the Company could be liable for potential damages measured by the profits lost by the branded product manufacturer rather than the profits earned by the Company if we are found to infringe a valid, enforceable patent.  For the Company’s branded products division, an unfavorable outcome may significantly accelerate generic competition ahead of expiration of the patents covering the Company’s branded products. All such litigation typically involves significant expense.

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

Although the outcome and costs of the asserted and unasserted claims is difficult to predict, the Company does not currently expect the ultimate liability, if any, for such matters to have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Patent Infringement Litigation

Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)

In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH (collectively, “Endo”) filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone hydrochloride, Extended Release tablets, 5, 7.5, 10, 15, 20, 30 and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. A bench trial was completed in April 2015. In August 2015, the Court entered judgment that the products described in the Company’s and ThoRx’s ANDAs would, if marketed, infringe certain claims of the patents asserted by Endo. The Court also found that the asserted claims of patents owned by Endo were not invalid, but that the asserted claims of patents owned by Grunenthal were invalid. As a result, the Court enjoined the Company and ThoRx from marketing their products until expiration of the Endo patents in 2023. Endo filed post-trial motions to correct and amend the judgment, which are currently pending. All parties have filed notices of appeal with respect to the Court's judgment. The appeals are deactivated until resolution of the post-trial motions.

In November 2014, Endo Pharmaceuticals Inc. and Mallinckrodt LLC filed suit against the Company in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of the Company’s Oxymorphone hydrochloride ANDA described above. Also in November 2014, Endo and Mallinckrodt filed a separate suit in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of ThoRx’s Oxymorphone hydrochloride ANDA described above. ThoRx and the Company filed an answer and counterclaim to those suits in which they are named as a defendant. ThoRx and the Company filed a motion to stay the litigation, which is pending.

Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014. Discovery is proceeding, and trial is set for September 6, 2016. A Markman hearing was held on November 16, 2015, and a claim construction order was issued on December 1, 2015. On July 28, 2015, Lannett filed petitions for Inter Partes Review (“IPR”) of U.S. Patent Nos. 6,750,237 and 7,220,767 related to the product in the U.S. Patent and Trademark Office before the Patent Trial and Appeal Board (“PTAB”). Patent owner filed its preliminary responses in these PTAB proceedings on November 4, 2015. In January 2016, the PTAB denied Lannett’s petitions, declining to institute IPR proceedings with respect to the patents.

Impax Laboratories Inc., et al. v. Actavis Laboratories, Inc. and Actavis Pharma Inc. (Rytary®)

In September 2015, the Company filed suit against Actavis Laboratories, Inc. and Actavis Pharma Inc. (collectively, “Actavis”) in the United States District Court for the District of New Jersey, alleging patent infringement based on the filing of the Actavis ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. Actavis filed an answer and counterclaims on November 19, 2015. Discovery is proceeding. A claim construction hearing is set for November/December 2016 and trial is scheduled for September 2017.

Shire LLC v. CorePharma LLC (Mixed Amphetamines)

In September 2014, Shire LLC (“Shire”) filed suit against CorePharma LLC, a wholly-owned subsidiary of the Company, in the United States District Court for the District of New Jersey alleging patent infringement based on the filing of CorePharma’s ANDA relating to dextroamphetamine sulfate, dextroamphetamine saccharate, amphetamine aspartate monohydrate, amphetamine sulfate extended-release capsules, 5 mg, 10 mg, 15 mg, 20 mg, 25 mg and 30 mg, generic to Adderall XR®. On November 14, 2014, CorePharma filed an answer and counterclaims. The case was settled and the Court dismissed the case on February 2, 2016.

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

On November 6, 2015, the Company received a letter from FTC Secretary Donald S. Clark, informing the Company that the FTC has closed its investigation regarding the SOLODYN® agreements with no further action by the Commission.

Solodyn® Antitrust Class Actions

From July 2013 to January 2016, 18 complaints were filed as class actions on behalf of direct and indirect purchasers, as well as by certain direct purchasers, against manufacturers of the brand drug Solodyn® and its generic equivalents, including the Company.

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

      On January 25, 2016, CVS Pharmacy, Inc. filed a separate complaint in the United States District Court for the Middle District of Pennsylvania.  The complaint asserts claims against the Company, Medicis, and the other generic defendants.

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

Civil Investigative Demand from the FTC (Oxymorphone Hydrochloride)

On February 25, 2014, the Company received a CID from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether Endo Pharmaceuticals, Inc. (“Endo”) and the Company have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. The Company is cooperating with the FTC in producing documents, information and witnesses in response to the CID. To the knowledge of the Company, no proceedings by the FTC have been initiated against the Company at this time; however, no assurance can be given as to the timing or outcome of this investigation.

 Opana ER® Antitrust Class Actions

From June 2014 to April 2015, 14 complaints were filed as class actions on behalf of direct and indirect purchasers, as well as by certain direct purchasers, against the manufacturer of the brand drug Opana ER® and the Company.

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

On February 1, 2016, CVS Pharmacy, Inc. filed a separate complaint in the United States District Court for the Northern District of Illinois.

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

On February 10, 2016, the Court denied defendants’ motion to dismiss the direct purchasers’ consolidated amended complaint. On the same date, the Court granted in part and denied in part defendants’ motion to dismiss the indirect purchasers’ consolidated amended complaint. In particular, the Court dismissed with prejudice the indirect purchasers’ claims under the state laws of Illinois, Puerto Rico, Rhode Island, Kansas and Mississippi and gave the indirect purchasers twenty-one (21) days to re-plead other state law claims. The Court has not ruled on defendants’ separate motion to dismiss the retailers’ complaints. Discovery has not commenced. No trial date has been scheduled.

Civil Investigation Demand from the Attorney General of the State of Alaska

On February 10, 2015, the Company received three CIDs from the Office of the Attorney General of the State of Alaska (“Alaska AG”) concerning its investigations into the drugs Adderall XR®, Effexor XR® and Opana® ER (each a “Product” and collectively, the “Products”) and their generic equivalents. According to the Alaska AG, the investigation is to determine whether the Company may have violated Alaskan state law by entering into settlement agreements with the respective brand name manufacturer for each of the foregoing Products that delayed generic entry of such Product into the marketplace.  The Company has cooperated with the Alaska AG in producing documents and information in response to the CIDs. To the knowledge of the Company, no proceedings have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.

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

Securities and Derivative Class Actions

On March 7, 2013 and April 8, 2013, two class action complaints were filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Denis Mulligan, individually and on behalf of others similarly situated, and Haverhill Retirement System, individually and on behalf of others similarly situated, respectively (“Securities Class Actions”), alleging that the Company and those named officers and directors violated the federal securities law by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Hayward, California manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s branded product candidate, Rytary® and its generic version of Concerta®. These two Securities Class Actions were subsequently consolidated, assigned to the same judge, and a lead plaintiff was chosen. The plaintiff’s consolidated amended complaint was filed on September 13, 2013. The Company filed a motion to dismiss the consolidated amended complaint on November 14, 2013. On April 18, 2014, the Court denied the Company’s motion to dismiss. On September 22, 2014, the Company, together with certain current and former officers and directors of the Company, agreed to settle this consolidated securities class action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. Pursuant to the settlement, the Company paid $8.0 million for a full and complete release of all claims that were or could have been asserted against the Company or other defendants in this action. On January 16, 2015, the Court granted preliminary approval of the settlement and on July 23, 2015, the Court granted final approval of the settlement. The Company did not take any charges for the settlement as the settlement amount was paid for and covered by the Company’s insurance policies. The settlement did not resolve the related shareholder derivative litigations discussed below.

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

On August 13, 2014, a class action complaint was filed against the Company and certain current and former officers and directors of the Company in the United States District Court for the Northern District of California by Linus Aruliah, individually and on behalf of all others similarly situated (“Aruliah Class Action”). The complaint alleged that the Company and those named officers and directors violated the federal securities laws by making materially false and misleading statements and/or failed to disclose material adverse facts to the public in connection with manufacturing deficiencies at the Company’s Taiwan manufacturing facility, including but not limited to the impact the deficiencies would have on the Company’s ability to gain approval from the FDA for the Company’s then branded product candidate, Rytary® (which was subsequently approved by the FDA on January 7, 2015). On January 13, 2015, the Company, together with certain current and former officers and directors of the Company, agreed to settle this securities class action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. Pursuant to the settlement, the Company paid $4.75 million for a full and complete release of all claims that were or could have been asserted against the Company or other defendants in this action. On June 22, 2015, the Court granted preliminary approval of the settlement. On December 21, 2015, the Court granted final approval of the settlement. The Company did not take any charges for the settlement as the settlement amount will be paid for and covered by the Company’s insurance policies.

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

AWP Litigation

On December 30, 2015, Plumbers’ Local Union No. 690 Health Plan and others similarly situated filed a class action against several generic drug manufacturers, including the Company, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division, alleging that the Company and others violated the law, including the Pennsylvania Unfair Trade Practices and Consumer Protection law, by inflating the Average Wholesale Price (“AWP”) of certain generic drugs.

On February 5, 2016, Delaware Valley Health Care Coalition filed suit asserting similar allegations against the same defendants in the same court.

23. SEGMENT INFORMATION

The Company has two reportable segments, Impax Generics and Impax Specialty Pharma. Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Impax Generics sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 24. Supplementary Financial Information.” The Company also generates revenue in Impax Generics from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 24. Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 24. Supplementary Financial Information.”

Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company launched in April 2015. In November 2015, the European Commission granted marketing authorization for NUMIENT™ (IPX066) (referred to as Rytary® in the United States). The review of the NUMIENT™ application was conducted under the centralized licensing procedure as a therapeutic innovation, and authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products including Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories, and Albenza®, indicated for the treatment of tapeworm infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 24. Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 24. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.

The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of "Revenue Recognition" and in “Note 4. Summary of Significant Accounting Policies.” The Company has no inter-segment revenue.

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses, and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

		Impax
	Impax	Specialty	Corporate	Total
Year Ended December 31, 2015	Generics	Pharma	and Other	Company
Revenues, net	$710,932	$149,537	$--	$860,469
Cost of revenues	450,045	58,020	--	508,065
Research and development	58,838	18,144	--	76,982
Patent litigation	2,942	1,625	--	4,567
Selling, general and administrative	29,641	52,427	119,219	201,287
Income (loss) before income taxes	$169,466	$19,321	$(129,419)	$59,368

		Impax
	Impax	Specialty	Corporate	Total
Year Ended December 31, 2014	Generics	Pharma	and Other	Company
Revenues, net	$549,082	$46,967	$--	$596,049
Cost of revenues	260,459	22,937	--	283,396
Research and development	40,927	37,715	--	78,642
Patent litigation	5,333	472	--	5,808
Selling, general and administrative	17,144	43,307	78,939	139,390
Income (loss) before income taxes	$225,219	$(57,464)	$(77,196)	$90,559

	Impax	Impax
	Impax	Specialty	Corporate	Total
Year Ended December 31, 2013	Generics	Pharma	and Other	Company
Revenues, net	$398,340	$113,162	$--	$511,502
Cost of revenues	253,836	58,366	--	312,202
Research and development	41,384	27,470	--	68,854
Patent litigation	16,545	--	--	16,545
Selling, general and administrative	17,684	44,915	57,689	120,288
Income (loss) before income taxes	$68,891	$(17,589)	$95,638	$146,940

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with $131.6 and $126.4 of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheets at December 31, 2015 and 2014, respectively.

24. SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

Selected financial information for the quarterly periods noted is as follows (in thousands, except share and per share data):

	2015 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue:
Impax Generics sales, gross	$355,321	$572,079	$565,261	$705,574
Less:
Chargebacks	126,607	228,977	212,588	239,920
Rebates	83,130	140,340	141,646	200,721
Product returns	6,427	7,528	6,276	8,888
Other credits	13,198	23,961	26,295	31,889
Impax Generics sales, net	125,959	171,273	178,456	224,156

Rx Partner	2,239	2,579	1,957	2,532
Other Revenues	543	827	253	158
Impax Generics revenues, net	128,741	174,679	180,666	226,846

Impax Specialty Pharma sales, gross	29,219	65,269	69,286	86,274
Less:
Chargebacks	5,561	4,452	5,893	9,159
Rebates	1,418	1,318	1,078	1,991
Product returns	2,620	6,763	2,824	2,641
Other credits	5,492	13,461	19,285	20,866
Impax Specialty Pharma sales, net	14,128	39,275	40,206	51,617

Other Revenues	227	228	227	3,629
Impax Specialty Pharma revenues, net	14,355	39,503	40,433	55,246

Total net revenues	143,096	214,182	221,099	282,092

Gross profit	59,234	84,851	93,549	114,770

Net (loss) income	$(6,333)	$(1,852)	$35,755	$11,427

Net (loss) income per common share:
Basic	$(0.09)	$(0.03)	$0.51	$0.16
Diluted	$(0.09)	$(0.03)	$0.49	$0.16

Weighted-average common shares outstanding:
Basic	68,967,875	69,338,789	69,820,348	70,416,757
Diluted	68,967,875	69,338,789	72,777,746	72,041,760

Quarterly computations of net (loss) income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

	2014 Quarters Ended
	March 31	June 30	September 30	December 31
Revenue:
Impax Generics sales, gross	$265,850	$375,269	$340,379	$322,707
Less:
Chargebacks	95,714	110,518	115,419	131,882
Rebates	52,054	74,079	64,442	66,685
Product returns	1,294	5,140	3,494	993
Other credits	10,671	21,571	13,449	8,288
Impax Generics sales, net	106,117	163,961	143,575	114,859

Rx Partner	2,435	9,204	1,447	1,028
Other Revenues	589	3,229	611	2,028
Impax Generics revenues, net	109,141	176,394	145,633	117,915

Impax Specialty Pharma sales, gross	20,643	24,375	23,840	23,348
Less:
Chargebacks	8,230	10,107	8,787	6,720
Rebates	1,070	938	469	1,010
Product returns	181	216	223	475
Other credits	1,853	1,654	2,261	2,074
Impax Specialty Pharma sales, net	9,309	11,460	12,100	13,069

Other Revenues	268	267	266	227
Impax Specialty Pharma revenues, net	9,577	11,727	12,366	13,296

Total net revenues	118,718	188,121	157,999	131,211

Gross profit	57,622	109,772	84,438	60,821

Net income	$6,425	$35,071	$15,737	$120

Net income per common share:
Basic	$0.09	$0.52	$0.23	$0.00
Diluted	$0.09	$0.50	$0.22	$0.00

Weighted-average common shares outstanding:
Basic	67,702,296	68,095,159	68,254,327	68,678,779
Diluted	69,938,872	70,313,491	70,715,226	70,988,328

Quarterly computations of net income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

25. SUBSEQUENT EVENTS

On January 15, 2016, the Company announced that the FDA approved the Company's supplemental new drug application for EMVERM™ (mebendazole) 100 mg chewable tablets. EMVERM is indicated for the treatment of Enterobius vermicularis (pinworm), Trichuris trichiura (whipworm), Ascaris lumbricoides (common roundworm), Ancylostoma duodenale (common hookworm), Necator americanus (American hookworm) in single or mixed infections.

On February 17, 2016, the Company announced that the FDA approved the Company’s abbreviated new drug application for dextroamphetamine saccharate, amphetamine aspartate monohydrate, dextroamphetamine sulfate and amphetamine sulfate (mixed salts of a single-entity amphetamine product) extended-release capsules, CII, 5 mg, 10 mg, 15 mg, 20 mg, 25 mg and 30 mg, a generic version of Adderall XR®.

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at	Charge to	Charge to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period

For the Year Ended December 31, 2013:
Reserve for bad debts	$553	---	---	(14)	$539

For the Year Ended December 31, 2014:
Reserve for bad debts	$539	---	---	(24)	$515

For the Year Ended December 31, 2015:
Reserve for bad debts	$515	5,122	9,550*	---	$15,187

* Represents reserve for bad debts acquired.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.

By:	/s/ Fred Wilkinson
Name:	Fred Wilkinson
Title:	President and Chief Executive Officer

Date: February 22, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Fred Wilkinson	President, Chief Executive Officer	February 22, 2016
Fred Wilkinson	(Principal Executive Officer) and Director

/s/ Bryan M. Reasons	Senior Vice President, Finance and	February 22, 2016
Bryan M. Reasons	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert L. Burr	Chairman of the Board	February 22, 2016
Robert L. Burr

/s/ Leslie Z. Benet, Ph.D.	Director	February 22, 2016
Leslie Z. Benet, Ph.D.

/s/ Allen Chao, Ph.D.	Director	February 22, 2016
Allen Chao, Ph.D.

/s/ Nigel Ten Fleming, Ph.D.	Director	February 22, 2016
Nigel Ten Fleming, Ph.D.

/s/ Janet S. Vergis	Director	February 22, 2016
Janet S. Vergis

/s/ Michael Markbreiter	Director	February 22, 2016
Michael Markbreiter

/s/ Peter R. Terreri	Director	February 22, 2016
Peter R. Terreri

/s/ Mary K. Pendergast	Director	February 22, 2016
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

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated as of December 9, 2015.(2)

3.1.2	Restated Certificate of Incorporation of the Company dated as of August 30, 2004.(3)

3.1.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(4)

3.2.1	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective as of October 7, 2015.(5)

3.2.2	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective as of July 7, 2015.(5)

3.2.3	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective as of March 24, 2015.(5)

3.2.4	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.(5)

4.1	Specimen of Common Stock Certificate.(6)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(4)

4.3	Indenture, dated as of June 30, 2015, between the Company, and Wilmington Trust, National Association, as trustee.(7)

10.1

Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.**(8)

10.1.1

Amendment dated as of March 19, 2012 to the Credit Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association as Administrative Agent.(9)

10.1.2

Second Amendment to Credit Agreement, dated as of January 10, 2013, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(10)

10.1.3

Third Amendment to Credit Agreement, dated as of February 20, 2014, to the Credit Agreement, dated as of February 11, 2011, as amended, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(11)

10.2

Security Agreement, dated as of February 11, 2011, by and among the Company, the Guarantors named therein, the Lenders named therein and Wells Fargo Bank, National Association, as Administrative Agent.(8)

10.3	Letter Agreement, dated as of June 25, 2015, between RBC Capital Markets LLC and the Company regarding the Base Warrants.(7)

10.4	Letter Agreement, dated as of June 25, 2015 between RBC Capital Markets LLC and the Company regarding the Base Call Option Transaction.(7)

10.5	Letter Agreement, dated as of June 26, 2015, between RBC Capital Markets LLC and the Company regarding the Additional Warrants.(7)

10.6	Letter Agreement, dated as of June 26, 2015, between RBC Capital Markets LLC and the Company regarding the Additional Call Option Transaction.(7)

10.7	Credit Agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC, as administrative agent and collateral agent.(12)

10.8	Credit Agreement, dated as of August 4, 2015, by and among the Company, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent.(13)

10.9.1	Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(14)

10.9.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(14)

10.10	Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(6)

10.11.1	Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(15)

10.11.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(16)

10.11.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan.*(16)

10.12.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(17)

10.12.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (17)

10.13.1	Employment Agreement, dated as of January 1, 2010, between the Company and Larry Hsu, Ph.D.*(18)

10.13.2	Separation Agreement, dated as of June 24, 2013, between the Company and Larry Hsu, Ph.D.*(19)

10.13.3	Amendment, dated as of February 26, 2014, to the Separation Agreement by and between the Company and Larry Hsu, Ph.D., dated as of June 24, 2013.*(20)

10.14.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(18)

10.14.2	Confidential Separation and Release Agreement, dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(21)

10.15.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(18)

10.15.2	General Release and Waiver, effective as of July 17, 2012, between the Company and Arthur A. Koch, Jr.* (22)

10.16.1	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(18)

10.16.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of January 1, 2014, between the Company and Michael Nestor.*(23)

10.17.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(24)

10.17.2	Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(24)

10.17.3	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(23)

10.18.1	Offer of Employment Letter, dated as of August 18, 2011, between the Company and Carole Ben-Maimon, M.D.*(25)

10.18.2	Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.*(26)

10.18.3	Amendment dated, as of April 1, 2014, to the Employment Agreement, dated as of November 7, 2011, between the Company and Carole Ben-Maimon, M.D.*(23)

10.18.4	Separation Agreement, dated as of October 22, 2014, between the Company and Carole Ben-Maimon, M.D.*(27)

10.19.1	Employment Agreement, dated as of December 12, 2012, between the Company and Bryan M. Reasons.*(28)

10.19.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of December 12, 2012 between the Company and Bryan M. Reasons.*(23)

10.20	Employment Agreement, dated as of April 21, 2014, by and between the Company and G. Frederick Wilkinson.*(29)

10.21.1	Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(30)

10.21.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(30)

10.21.3	Letter Agreement, dated as of April 1, 2014, between the Company and Jeffrey Nornhold.*(30)

10.22	Amended and Restated License and Distribution Agreement, dated as of February 7, 2013, between the Company and Shire LLC.**(31)

10.23.1	Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.**(8)

10.23.2	Settlement Agreement, dated as of January 21, 2011, between the Company and Medicis Pharmaceutical Corporation.**(32)

10.23.3	First Amendment, dated as of January 26, 2011, to the Joint Development Agreement, dated as of November 26, 2008, between the Company and Medicis Pharmaceutical Corporation.(24)

10.24	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, between the Company and AstraZeneca UK Limited.**(33)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 16 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015,  (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2015, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2015.

*   Management contract, compensatory plan or arrangement.

** Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which portions are omitted and filed separately with the SEC.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2014.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2015.

(3) Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2015.

(6) Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.

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

(10) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2013.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2014.

(12) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 12, 2015.

(13) Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2015.

(14) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(15) Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2013.

(16) Incorporated by reference to the Company’s Registration Statement on Form S-8 (file No. 333-189360) filed on June 14, 2013.

(17) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.

(19) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(20) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.

(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014.

(24) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

(25) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(26) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 9, 2011.

(27) Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 26, 2015.

(28) Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.

(29) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.

(30) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(31) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(33) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.