Form 10-Q
period 2016-03-31
IMPAX LABORATORIES INC
filed 2016-05-10
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________
Commission file number 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 6, 2016, there were 73,814,326 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$412,178	$340,351
Accounts receivable, net	214,448	324,451
Inventory, net	133,563	125,582
Prepaid expenses and other current assets	22,185	31,689
Total current assets	782,374	822,073

Property, plant and equipment, net	219,400	214,156
Intangible assets, net	596,752	602,020
Goodwill	208,382	210,166
Deferred income taxes	284	315
Other non-current assets	79,107	73,757
Total assets	$1,886,299	$1,922,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,724	$56,325
Accrued expenses	213,112	204,711
Accrued profit sharing and royalty expenses	38,709	65,725
Total current liabilities	302,545	326,761

Long-term debt, net	429,878	424,595
Deferred income taxes	47,464	72,770
Other non-current liabilities	36,986	35,952
Total liabilities	816,873	860,078

Commitments and contingencies (Notes 20 and 21)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; No shares issued or outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 73,339,655 issued and 73,095,926 outstanding shares at March 31, 2016; 72,926,205 issued and 72,682,476 outstanding shares at December 31, 2015	733	729
Treasury stock at cost: 243,729 shares at March 31, 2016 and December 31, 2015	(2,157)	(2,157)
Additional paid-in capital	518,455	504,077
Retained earnings	559,815	570,223
Accumulated other comprehensive loss	(7,420)	(10,463)
Total stockholders’ equity	1,069,426	1,062,409
Total liabilities and stockholders' equity	$1,886,299	$1,922,487

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Impax Generics, net	$170,079	$128,741
Impax Specialty Pharma, net	55,429	14,355
Total revenues	225,508	143,096
Cost of revenues	122,918	83,862
Gross profit	102,590	59,234

Operating expenses:
Selling, general and administrative	44,298	50,160
Research and development	19,022	14,962
Patent litigation	1,319	960
Total operating expenses	64,639	66,082
Income (loss) from operations	37,951	(6,848)

Other income (expense):
Interest expense	(8,331)	(3,975)
Interest income	333	284
Reserve for Turing receivable	(48,043)	—
Other, net	596	(166)
Loss before income taxes	(17,494)	(10,705)
Benefit from income taxes	(7,086)	(4,372)
Net loss	$(10,408)	$(6,333)

Net loss per common share:
Basic	$(0.15)	$(0.09)
Diluted	$(0.15)	$(0.09)

Weighted-average common shares outstanding:
Basic	70,665,394	68,967,875
Diluted	70,665,394	68,967,875

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(10,408)	$(6,333)
Other comprehensive loss component:
Currency translation adjustment	3,043	2,900
Comprehensive loss	$(7,365)	$(3,433)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,408)	$(6,333)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,720	10,442
Non-cash interest expense	5,305	—
Share-based compensation expense	7,278	6,488
Tax benefit from employees’ exercises of stock options and vestings of restricted stock awards	(445)	(660)
Deferred income taxes - net and uncertain tax positions	(12,078)	(668)
Accrued profit sharing and royalty expenses, net of payments	(27,016)	5,318
Reserve for Turing receivable	48,043	—
Provision for inventory reserves	6,777	(822)
Deferred revenue, net of revenue recognized	—	2,290
Other	—	(81)
Changes in certain assets and liabilities:
Accounts receivable	61,960	21,637
Inventory	(20,020)	(4,880)
Prepaid expenses and other assets	(1,572)	(10,048)
Accounts payable and accrued expenses	2,178	(1,631)
Other liabilities	1,735	2,605
Net cash provided by operating activities	77,457	23,657

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	—	(697,183)
Proceeds from sale of intangible assets	—	4,000
Purchases of property, plant and equipment	(10,882)	(4,223)
Payments for licensing agreements	(3,500)	—
Maturities of short-term investments	—	200,064
Net cash used in investing activities	(14,382)	(497,342)

Cash flows from financing activities:
Proceeds from issuance of term loan	—	435,000
Payment of deferred financing fees	—	(17,831)
Tax benefit from employees’ exercises of stock options and vestings of restricted stock awards	445	660
Proceeds from exercises of stock options and ESPP	7,662	3,065
Net cash provided by financing activities	8,107	420,894

Effect of exchange rate changes on cash and cash equivalents	645	1,011

Net increase (decrease) in cash and cash equivalents	71,827	(51,780)
Cash and cash equivalents, beginning of period	340,351	214,873
Cash and cash equivalents, end of period	$412,178	$163,093

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$2,317
Cash paid for income taxes	$2,475	$6,615

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF BUSINESS
Impax Laboratories, Inc. (“Impax” or the “Company”) is a specialty pharmaceutical company that focuses on developing, manufacturing, marketing and distributing generic and branded pharmaceutical products. The Company has two reportable segments, referred to as “Impax Generics” and “Impax Specialty Pharma.” The Impax Generics division focuses on a broad range of therapeutic areas, including products having technically challenging drug-delivery mechanisms or unique product formulations. In addition to developing solid oral dosage products, the Impax Generics division’s portfolio includes alternative dosage form products, primarily through alliance and collaboration agreements with third parties. The Company’s Impax Specialty Pharma division is focused on the development and promotion, through the Company’s specialty sales force, of proprietary branded pharmaceutical products for the treatment of central nervous system (“CNS”) disorders and other select specialty segments.
Tower Acquisition
On March 9, 2015, Impax completed its acquisition of Tower Holdings, Inc. (“Tower”), including its operating subsidiaries CorePharma LLC (“CorePharma”) and Amedra Pharmaceuticals LLC (“Amedra Pharmaceuticals”), and Lineage Therapeutics Inc. (“Lineage”) for a purchase price of $691.3 million, net of $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage and post-closing working capital adjustments (collectively, the “Tower acquisition”). The privately-held companies specialized in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. For additional information on the acquisition and the related financing of the acquisition, refer to “Note 2. Business Acquisition” and “Note 13. Debt.”
Operating and Reporting Structure
The Company currently operates in two divisions: the Impax Generics division and the Impax Specialty Pharma division. The Impax Generics division includes the Company’s legacy Global Pharmaceuticals business as well as the acquired CorePharma and Lineage businesses from the Tower acquisition. The Impax Specialty Pharma division includes the legacy Impax Pharmaceuticals business as well as the acquired Amedra Pharmaceuticals business from the Tower acquisition.
Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following four sales channels: the “Impax Generics” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who, in turn, sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 23. Supplementary Financial Information.” The Company also generates revenue in Impax Generics from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.” The Company provides these services through the research and development group in Impax Generics. Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.”
Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary branded pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company began marketing in the United States in April 2015. The Company received marketing authorization from the European Commission for NUMIENT™ (the brand name of IPX066 outside of the United States) during the fourth quarter of fiscal year 2015. In addition to Rytary®, Impax Specialty Pharma is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories (the "AZ Agreement"), and EMVERMTM (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 23.

Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. See “Note 22. Segment Information,” for financial information about our segments for the three months ended March 31, 2016 and 2015.
The Company owns and/or leases facilities in California, Pennsylvania, New Jersey and Taiwan, Republic of China (“R.O.C.”). In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases two facilities in Hayward, utilized for additional research and development, equipment storage and quality assurance support. In Pennsylvania, the Company leases facilities in New Britain and Montgomeryville used for sales and marketing, finance, and administrative personnel. In addition, the Company previously owned a packaging plant in Philadelphia, PA that was closed and sold in February 2016 in conjunction with the Company's restructuring of its packaging and distribution operations announced in June 2015 and discussed below in "Note 17. Restructurings". In New Jersey, the Company leases manufacturing, packaging, research and development and warehousing facilities in Middlesex, New Jersey and office space in Bridgewater, New Jersey. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

2. BUSINESS ACQUISITION
On March 9, 2015, the Company completed the Tower acquisition, which included the acquisition of all of the outstanding shares of common stock of Tower and Lineage, pursuant to the Stock Purchase Agreement dated as of October 8, 2014, by and among the Company, Tower, Lineage, Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., and the other parties thereto, including holders of certain options and warrants to acquire the common stock of Tower or Lineage. In connection with the Tower acquisition, all of the options and warrants of Tower and Lineage that were outstanding at the time of the acquisition were cancelled. The total consideration paid for Tower and Lineage was $691.3 million, net of $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage and post-closing working capital adjustments. The Company incurred total acquisition-related costs of $10.9 million, of which $5.7 million were incurred during the three months ended March 31, 2015 and included in selling, general and administrative expenses in the Company’s consolidated statement of operations for that period. In connection with the Tower acquisition, the Company recorded an accrual for severance and related termination costs of $2.4 million during 2015 related to the elimination of approximately 10 positions at the acquired companies. As of March 31, 2016, less than $0.1 million remains to be paid and the Company currently expects this balance to be paid during the second quarter of 2016.
The Tower acquisition allows the Company to expand its commercialized generic and branded product portfolios. The Company also leverages its sales and marketing organization to promote the marketed products acquired.
Consideration
The Company has accounted for the Tower acquisition as a business combination under the acquisition method of accounting. The Company has allocated the purchase price for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value
The following tables summarize the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in the transaction at the acquisition date, net of cash acquired of $41.5 million (in thousands):

Accounts receivable (1)	$56,851
Inventory	31,259
Income tax receivable and other prepaid expenses	2,407
Deferred income taxes	37,041
Property, plant and equipment	27,540
Intangible assets	632,600
Intangible assets held for sale	4,000
Goodwill	180,808
Other non-current assets	3,844
Total assets assumed	976,350

Current liabilities	67,706
Other non-current liabilities	7,291
Deferred tax liabilities	210,005
Total liabilities assumed	285,002

Cash paid, net of cash acquired (2)	$691,348

(1)
The accounts receivable acquired in the Tower acquisition had a fair value of $56.9 million, net of an allowance for doubtful accounts of $9.0 million, which represented the Company’s best estimate on March 9, 2015 (the closing date of the transaction) of the contractual cash flows not expected to be collected by the acquired companies.

(2)	The initial net purchase price of $697.2 million was subject to post-closing working capital adjustments, which resulted in the return of $5.9 million to the Company during the third quarter of 2015.
Intangible Assets
The following table identifies the Company’s allocations, by category, of the Tower purchase price to the intangible assets acquired:

	Estimated Fair Value	Weighted-Average Estimated Useful Life (years)
Currently marketed product rights	$381,100	13
Current and future royalty rights	80,800	12
In-process research and development product rights	170,700	n/a
Total intangible assets	$632,600	12
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

Goodwill
The Company recorded $180.8 million of goodwill in connection with the Tower acquisition, some of which will not be tax-deductible. Goodwill of $59.7 million was assigned to the Impax Specialty Pharma segment and $121.1 million was assigned to the Impax Generics segment. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand its generic and branded pharmaceutical product portfolios and to acquire certain benefits from the Tower and Lineage product pipelines in addition to the anticipated synergies that the Company expects to generate from the acquisition.
Unaudited Pro Forma Results of Operations
The following table reflects the unaudited pro forma combined results of operations for the three months ended March 31, 2015 (assuming the closing of the Tower acquisition occurred on January 1, 2014) (in thousands):

Three Months Ended March 31, 2015
Total revenues	$175,533
Net loss	$(6,595)
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

•
Adjustments to interest expense to reflect the long-term debt held by Tower and Lineage paid out and eliminated at the closing and the Company's Senior Secured Credit Facilities with Barclays Bank PLC (described in "Note 13. Debt" below);

•	Adjustments to cost of revenues related to the fair value adjustments in inventory sold including elimination of $1 million for the three months ended March 31, 2015;

•
Adjustments to selling, general and administrative expense related to severance and retention costs of $3 million incurred as part of the transaction.  These costs were eliminated in the pro forma results for the three months ended March 31, 2015;

•
Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the transaction include the elimination of $12 million of charges in the pro forma results for the three month period ended March 31, 2015; and

•
Adjustments to reflect the elimination of $2.3 million in commitment fees related to the Company's $435 million term loan with Barclays Bank PLC (described in "Note 13. Debt" below) that were incurred during the three months ended March 31, 2015.

All of the items above were adjusted for the applicable tax impact.

3. BASIS OF PRESENTATION
Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and Rule10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments necessary for a fair presentation of the accompanying balance sheets and statements of operations, comprehensive loss, and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.
Principles of Consolidation
The Company's unaudited interim consolidated financial statements include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories USA, LLC, Impax Laboratories (Taiwan), Inc., ThoRx Laboratories, Inc., Impax International Holdings, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) C.V., Impax Laboratories (Netherlands) B.V., Impax Laboratories Ireland Limited, Lineage and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech (Taiwan), Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at March 31, 2016. All significant intercompany accounts and transactions have been eliminated.
Foreign Currency Translation
The Company translates the assets and liabilities of the Taiwan dollar functional currency of its majority-owned affiliate Prohealth and its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. into the U.S. dollar reporting currency using exchange rates in effect at the end of each reporting period. The revenues and expenses of these entities are translated using an average of the rates in effect during the reporting period. Gains and losses from these translations are recorded as currency translation adjustments included in the consolidated statements of comprehensive loss.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on complex judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy, including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's complete Summary of Significant Accounting Policies can be found in "Item 15. Exhibits and Financial Statement Schedules - Note 4. Summary of Significant Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. Certain significant accounting policies have been repeated below.
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
The Company accounts for material revenue arrangements which contain multiple deliverables in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605-25, Revenue Recognition - Multiple-Element Arrangements ("ASC 605-25"), which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

•	the delivered item has value to the customer on a stand-alone basis; and

•
if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

Under ASC 605-25, if both of the criteria above are not met, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognized generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a modified proportional performance method.
The Company accounts for milestones related to research and development activities in accordance with FASB ASC Topic 605-28, Revenue Recognition - Milestone Method ("ASC 605-28"). ASC 605-28 allows for the recognition of consideration, which is contingent on the achievement of a substantive milestone, in its entirety in the period the milestone is achieved. A milestone is considered to be substantive if all of the following criteria are met:

•
the milestone is commensurate with either (1) the performance required to achieve the milestone or (2) the enhancement of the value of the delivered items resulting from the performance required to achieve the milestone;

•	the milestone relates solely to past performance; and

•	the milestone payment is reasonable relative to all of the deliverables and payment terms within the agreement.
Impax Generics revenues, net and Impax Specialty Pharma revenues, net
The Impax Generics revenues, net and Impax Specialty Pharma revenues, net include revenue recognized related to shipments of generic and branded pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer. Net revenues may include deductions from the gross sales price related to estimates for chargebacks, rebates, distribution service fees, returns, shelf-stock adjustments, and other pricing adjustments. The Company records an estimate for these deductions in the same period when revenue is recognized. A description of each of these gross-to-net deductions follows.

•	Chargebacks
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

•	Rebates

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

•	Distribution Service Fees
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

•	Returns
The Company allows its customers to return product if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and if such products are returned within six months prior to or until twelve months following, the product’s expiration date. The Company estimates and recognizes an accrued provision for product returns as a percentage of gross sales based upon historical experience. The product return reserve is estimated using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and estimated return rates which may be adjusted based on various assumptions including: changes to internal policies and procedures, business practices, commercial terms with customers, and the competitive position of each product; the amount of inventory in the wholesale and retail supply chain; the introduction of new products; and changes in market sales information. The Company also considers other factors, including significant market changes which may impact future expected returns and actual product returns. The Company monitors actual returns on a quarterly basis and may record specific provisions for returns it believes are not covered by historical percentages.

•	Shelf-Stock Adjustments
Based upon competitive market conditions, the Company may reduce the selling price of certain Impax Generics division products. The Company may issue a credit against the sales amount to a customer based upon their remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from the Company. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the initial sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by the Company in response to market conditions, including estimated launch dates of competing products and declines in market price. The Company records an estimate for shelf-stock adjustments in the period it agrees to grant such a credit memo to a customer.

•	Cash Discounts
The Company offers cash discounts to its customers, generally 2% to 3% of the gross selling price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. An estimate of cash discounts is recorded in the same period when revenue is recognized.

•	Medicaid and Other U.S. Government Pricing Programs
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

•	Rx Partner and OTC Partner

The Rx Partner and OTC Partner contracts include revenue recognized under alliance and collaboration agreements between the Company and unrelated third-party pharmaceutical companies. The Company has entered into these alliance agreements to develop marketing and/or distribution relationships with its partners to fully leverage its technology platform.
The Rx Partners and OTC Partners alliance agreements obligate the Company to deliver multiple goods and/or services over extended periods. Such deliverables include manufactured pharmaceutical products, exclusive and semi-exclusive marketing rights, distribution licenses, and research and development services. In exchange for these deliverables the Company receives payments from its agreement partners for product shipments and research and development services, and may also receive other payments including royalties, profit sharing payments, and upfront and periodic milestone payments. Revenue received from the alliance agreement partners for product shipments under these agreements is not subject to deductions for chargebacks, rebates, product returns, and other pricing adjustments. Royalty and profit sharing amounts the Company receives under these agreements are calculated by the respective agreement partner, with such royalty and profit share amounts generally based upon estimates of net product sales or gross profit which include estimates of deductions for chargebacks, rebates, product returns, and other adjustments the alliance agreement partners may negotiate with their respective customers. The Company records the agreement partner's adjustments to such estimated amounts in the period the agreement partner reports the amounts to the Company.
The Company applies the guidance of ASC 605-25 to the Strategic Alliance Agreement, as amended, with Teva Pharmaceuticals Curacao N.V., a subsidiary of Teva Pharmaceutical Industries Limited (the “Teva Agreement”). The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes deferred revenue on a straight-line basis over the expected period of performance for such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.
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

•	Research Partner
The Research Partner contract revenue results from development agreements the Company enters into with unrelated third-party pharmaceutical companies. The development agreements generally obligate the Company to provide research and development services over multiple periods. In exchange for this service, the Company generally receives upfront payments upon signing of each development agreement and is eligible to receive contingent milestone payments, payment of which is based upon the achievement of contractually specified events. Additionally, the Company may also receive royalty payments from the sale, if any, of a successfully developed and commercialized product under one of these development agreements. The Company recognizes revenue received from the achievement of contingent research and development milestones in the period such payment is earned. Royalty revenue, if any, will be recognized as current period revenue when earned.
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
In accordance with the terms of the Turing APA and in accordance with federal laws and regulations, the Company received, and is initially responsible for processing and paying (subject to reimbursement by Turing), all chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code.  Under the terms of the Turing APA, Turing is responsible for liabilities related to chargebacks and rebates that arise as a result of Turing’s marketing or selling related activities in connection with Daraprim®.
During the fourth quarter of 2015, the Company began receiving invoices for chargebacks from wholesalers and rebates from various state Medicaid agencies for Daraprim® purchases made by governmental agencies during the third quarter of 2015.  As a result, the Company recorded a $40.6 million receivable from Turing as of December 31, 2015, representing actual invoices received related to the third quarter of 2015 and an estimate for invoices not yet received related to the third and fourth quarters of 2015. During the first quarter of 2016, the Company received additional invoices related to the third and fourth quarters of 2015 and recorded an estimate for invoices not yet received related to the first quarter of 2016. In total, the Company recorded an additional $7.4 million receivable from Turing during the three month period ended March 31, 2016, resulting in an estimated accounts receivable balance due to the Company of $48.0 million as of March 31, 2016, with over $20 million of such amount representing overdue unpaid invoices due from Turing for chargebacks and Medicaid rebate liability as of March 31, 2016. The Company has also recorded as of March 31, 2016 an estimated accrued liability of $42.9 million for amounts owed to wholesalers, Medicaid and other governmental agencies for Daraprim®. The difference of $5.1 million represents payments made by the Company on Turing's behalf during the first quarter of 2016. As of May 6, 2016, the amount of total payments made by the Company on Turing’s behalf was $19.2 million.

As a result of the uncertainty of the Company collecting the reimbursement amounts owed by Turing that has developed since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company recorded a reserve in the amount of $48.0 million on the Company’s consolidated statement of operations in other income (expense) for the three month period ended March 31, 2016, representing the full amount of the estimated receivable due from Turing as of March 31, 2016.

On May 2, 2016, the Company filed suit against Turing in the United States District Court for the Southern District of New York alleging breach of the terms of the Turing APA seeking (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Turing APA for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for in excess of $20 million of Medicaid rebate liability and for future amounts that may be due.  If the Company receives an unfavorable outcome in its suit against Turing or if Turing for any reason does not, or is unable to, make its reimbursement payments to the Company, it could result in a material charge to the Company and could have a material adverse effect on the Company’s business, results of operation and financial condition.

5. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” (Topic 606) regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. This update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”, which deferred the effective date, of the previously issued revenue recognition guidance by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments”, with guidance regarding the accounting for and disclosure of measurement-period adjustments that occur in periods after a business combination is consummated. This update requires that the acquirer recognize measurement-period adjustments in the reporting period in which they are determined and, as such, eliminates the previous requirement to retrospectively account for these adjustments. This update also requires an entity to present separately on the face of the income statement, or disclose in the notes, the amount recorded in the current-period income statement that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The effective date for annual and interim periods begins after December 15, 2015. The Company adopted this guidance during 2016, and it did not have a material effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. The guidance will be effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments (Topic 815), with guidance regarding the accounting for embedded derivatives related to debt contracts. The update clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. The update also indicates that entities are not required to separately assess whether the contingency itself is clearly and closely related. The guidance will be effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), with guidance regarding the simplification of accounting for share-based payment award transactions. The update changes the accounting for such areas as the accounting and cash flow classification for excess tax benefits and deficiencies; forfeitures; and tax withholding requirements and cash flow classification. The guidance will be effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.
6. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS
The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of March 31, 2016 and December 31, 2015 due to their short-term nature.
Certain of the Company’s financial instruments are measured at fair value using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 - Inputs are quoted prices for identical instruments in active markets.

•
Level 2 - Inputs are quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Inputs are unobservable and reflect the Company's own assumptions, based on the best information available, including the Company's own data.
The carrying amounts and fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are indicated below (in thousands):

	As of March 31, 2016
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan assets(1)	$30,733	$30,733	$—	$30,733	$—
Liabilities
2% Convertible senior notes due June 2022(2)	$600,000	$536,472	$536,472	$—	$—
Deferred Compensation Plan liabilities(1)	$27,766	$27,766	$—	$27,766	$—

	As of December 31, 2015
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan assets(1)	$30,726	$30,726	$—	$30,726	$—
Liabilities
2% Convertible senior notes due June 2022(2)	$600,000	$602,250	$602,250	$—	$—
Deferred Compensation Plan liabilities(1)	$25,581	$25,581	$—	$25,581	$—

(1)
The Deferred Compensation Plan liabilities are non-current liabilities recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense in the Company’s consolidated statements of operations. The calculation of the Deferred Compensation Plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in the line items captioned “Other non-current liabilities” on the Company’s consolidated balance sheets. The Company invests participant contributions in corporate-owned life insurance (“COLI”) policies, for which the cash surrender value is included in the line item captioned “Other non-current assets” on the Company’s consolidated balance sheets.

(2)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015 represents the unaccreted discounts related to deferred debt issuance costs and bifurcation of the conversion feature of the notes.

7. SHORT-TERM INVESTMENTS
Prior to December 31, 2014, the Company invested its excess cash in high quality (AAA-rated) short-maturity marketable debt securities, such as commercial paper and corporate bonds. The Company historically held all of its investments in marketable debt securities until maturity. Accordingly, these investments were accounted for as “held-to-maturity” securities and were recorded at amortized cost, which approximated fair value. During the first quarter of 2015, the Company allowed all of its investments in marketable debt securities to mature. The proceeds from these maturities of $200.1 million were used to fund the Tower acquisition on March 9, 2015. The Company held no short-term investments as of March 31, 2016 and December 31, 2015.

8.  ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows (in thousands):

	March 31, 2016	December 31, 2015
Gross accounts receivable (1)	$729,060	$738,730
Less: Rebate reserve	(320,013)	(265,229)
Less: Chargeback reserve	(104,293)	(102,630)
Less: Distribution services reserve	(11,638)	(12,576)
Less: Discount reserve	(15,469)	(18,657)
Less: Uncollectible accounts reserve (2)	(63,199)	(15,187)
Accounts receivable, net	$214,448	$324,451
(1) Includes estimated $48.0 million and $40.6 million as of March 31, 2016 and December 31, 2015, respectively, receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities.
(2) As a result of the uncertainty of collection that has developed since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company recorded a reserve of $48.0 million as of March 31, 2016, which represents the full amount of the estimated receivable due from Turing as of that date. See "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for additional information regarding the Turing receivable.
A roll-forward of the rebate and chargeback reserves activity for the three months ended March 31, 2016 and the year ended December 31, 2015 is as follows (in thousands):

Rebate reserve	March 31, 2016	December 31, 2015
Beginning balance	$265,229	$88,812
Acquired balances	—	75,447
Provision recorded during the period for Impax Generics rebates	185,476	571,642
Credits issued during the period for Impax Generics rebates	(130,692)	(470,672)
Ending balance	$320,013	$265,229
The payment mechanisms for rebates in the Impax Generics and Impax Specialty Pharma divisions are different, which impacts the location on the Company's balance sheet. Impax Specialty Pharma rebates are classified as Accrued Expenses on the Company's consolidated balance sheets.

Chargeback reserve	March 31, 2016	December 31, 2015
Beginning balance	$102,630	$43,125
Acquired balances	—	24,532
Provision recorded during the period	223,465	833,157
Credits issued during the period	(221,802)	(798,184)
Ending balance	$104,293	$102,630

9.  INVENTORY
Inventory, net of carrying value reserves, at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$57,065	$52,366
Work in-process	5,935	4,417
Finished goods	89,827	82,311
Total inventory	152,827	139,094
Less: Non-current inventory	19,264	13,512
Total current inventory	$133,563	$125,582
Inventory carrying value reserves were $30.9 million and $24.1 million at March 31, 2016 and December 31, 2015, respectively.
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch, FDA approval is expected in the near term, and/or the related litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory; and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding branded product, and once a generic product is approved, the pre-launch inventory is typically sold within the next three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices. The carrying value of unapproved inventory less reserves was $5.3 million and $8.7 million at March 31, 2016 and December 31, 2015, respectively.
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

10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net of accumulated depreciation, consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$5,603	$5,773
Buildings and improvements	169,400	165,322
Equipment	136,599	135,998
Office furniture and equipment	14,975	14,548
Construction in-progress	30,238	25,659
Property, plant and equipment, gross	356,815	347,300

Less: Accumulated depreciation	(137,415)	(133,144)
Property, plant and equipment, net	$219,400	$214,156
Depreciation expense was $6.3 million and $5.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
Unpaid vendor invoices relating to purchases of property, plant and equipment of $4.5 million and $1.3 million, which were accrued as of March 31, 2016 and March 31, 2015, respectively, have been excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses in the Company’s consolidated statements of cash flows.
11. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The Company’s finite-lived intangible assets, consisting of marketed product rights and royalties received from product sales from the Company’s third party partners, are amortized over the estimated useful life of the asset based on the pattern of economic benefit expected to be realized or, if that pattern is not readily determinable, on a straight-line basis. The remaining weighted-average amortization period for the Company's finite-lived intangible assets not yet fully amortized is 10.9 years as of March 31, 2016. The Company’s indefinite-lived intangible assets consist of acquired in-process research and development ("IPR&D") product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, the Company will immediately expense the related capitalized cost.
The following tables show the gross carrying values and accumulated amortization, where applicable, of the Company’s intangible assets by type for the Company’s consolidated balance sheets presented (in thousands):

March 31, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$544,976	$(91,618)	$453,358
Royalties	2,200	(246)	1,954
	547,176	(91,864)	455,312
Non-amortized intangible assets:
Acquired IPR&D product rights	62,840	—	62,840
Acquired future royalty rights	78,600	—	78,600
	141,440	—	141,440
Total intangible assets	$688,616	$(91,864)	$596,752

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$458,675	$(82,906)	$375,769
Royalties	2,200	(189)	2,011
	460,875	(83,095)	377,780
Non-amortized intangible assets:
Acquired IPR&D product rights	145,640	—	145,640
Acquired future royalty rights	78,600	—	78,600
	224,240	—	224,240
Total intangible assets	$685,115	$(83,095)	$602,020
During the first quarter of 2016, the Company capitalized $3.5 million of milestone payments due to an affiliate of Teva under the terms of the product agreement between the parties and related to the FDA's approval and the Company's subsequent commercial launch of EMVERMTM (mebendazole) 100 mg chewable tablets. As of December 31, 2015, the EMVERMTM acquired IPR&D product right had a carrying value of $82.8 million, which was the fair value assigned by the Company during the purchase price allocation accounting for the Tower acquisition. As a result of the Company's commercial launch of the product during the first quarter of 2016, the Company transferred the total $86.3 million of asset value from non-amortized, indefinite-lived acquired IPR&D product rights to amortized, finite-lived marketed product rights and began amortization of the asset. The EMVERMTM marketed product right intangible asset will be amortized over an estimated useful life of nine years based on the pattern of economic benefit expected to be realized through 2024.
The Company recognized amortization expense of $8.8 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively, in cost of revenues in the consolidated statements of operations presented. Assuming no changes to the gross carrying amount of finite-lived intangible assets, amortization expense for fiscal years 2016 through 2020 is estimated to be in the range of $37.8 million to $59.1 million annually.
Goodwill
Goodwill on the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015 is the result of the 2015 Tower acquisition and the 1999 merger of Impax Pharmaceuticals, Inc. with Global Pharmaceuticals Corporation. Goodwill had a carrying value of $208.4 million and $210.2 million at March 31, 2016 and December 31, 2015, respectively. The change in the carrying value during the first quarter 2016 compared to December 31, 2015 was entirely attributable to the finalization of the purchase price allocation for the Tower acquisition as a result of the completion and filing of federal and state tax returns for the various entities acquired, which resulted in the adjustment of goodwill. At March 31, 2016, the Company attributed $148.7 million and $59.7 million to the Impax Generics division and the Impax Specialty Pharma division, respectively.

12. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses (in thousands):

	March 31, 2016	December 31, 2015
Payroll-related expenses	$23,500	$37,419
Product returns	56,044	48,950
Accrued shelf stock	9,995	6,619
Government rebates (1)	99,606	91,717
Legal and professional fees	8,965	5,929
Income taxes payable	2,558	830
Physician detailing sales force fees	327	1,132
Interest payable	3,500	500
Other	8,617	11,615
Total accrued expenses	$213,112	$204,711
(1) Includes estimated $42.9 million and $40.6 million as of March 31, 2016 and December 31, 2015, respectively, of liabilities for Daraprim® chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code, which amounts are subject to reimbursement by Turing in accordance with the terms of the Company's purchase agreement with Turing. The Company made payments of $5.1 million on Turing's behalf during the first quarter of 2016. See "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for additional information related to the Turing receivable.

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
A roll-forward of the return reserve activity for the three months ended March 31, 2016 and the year ended December 31, 2015 is as follows (in thousands):

Returns Reserve	March 31, 2016	December 31, 2015
Beginning balance	$48,950	$27,174
Acquired balances	—	11,364
Provision related to sales recorded in the period	13,421	43,967
Credits issued during the period	(6,327)	(33,555)
Ending balance	$56,044	$48,950

13. DEBT
2% Convertible Senior Notes due June 2022
On June 30, 2015, the Company issued an aggregate principal amount of $600.0 million of 2.00% Convertible Senior Notes due June 2022 (the “Notes”) in a private placement offering, which are the Company’s senior unsecured obligations. The Notes were issued pursuant to an Indenture dated June 30, 2015 (the “Indenture”) between the Company and Wilmington Trust, N.A. as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be due and payable immediately. The Notes will mature on June 15, 2022, unless earlier redeemed, repurchased or converted. The Notes bear interest at a rate of 2.00% per year, and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning from December 15, 2015.
The conversion rate for the Notes is initially set at 15.7858 shares per $1,000 of principal amount, which is equivalent to an initial conversion price of $63.35 per share of the Company’s common stock. If a Make-Whole Fundamental Change (as defined in the Indenture) occurs or becomes effective prior to the maturity date and a holder elects to convert its Notes in connection with the Make-Whole Fundamental Change, the Company is obligated to increase the conversion rate for the Notes so surrendered by a number of additional shares of the Company’s common stock as prescribed in the Indenture. Additionally, the conversion rate is subject to adjustment in the event of an equity restructuring transaction such as a stock dividend, stock split, spinoff, rights offering, or recapitalization through a large, nonrecurring cash dividend (“standard antidilution provisions,” per FASB ASC Topic 815-40, Contracts in Entity’s Own Equity ("ASC 815-40")).
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
If during the 5 business day period after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 of principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last report sale price of the Company’s common stock and the conversion rate on each such trading day; or

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
Concurrently with the offering of the Notes and using a portion of the proceeds from the sale of the Notes, the Company entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. The Note Hedge Transactions and Warrant Transactions are separate transactions, in each case, entered into by the Company with a financial institution and are not part of the terms of the Notes. These transactions will not affect any holder’s rights under the Notes, and the holders of the Notes have no rights with respect to the Note Hedge Transactions and Warrant Transactions. See “Note 14. Stockholders’ Equity” for additional information.
At the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common stock available to share-settle the conversion option of the Notes. Therefore, in accordance with guidance found in FASB ASC Topic 470-20, Debt with Conversion and Other Options, and FASB Topic ASC 815-15, Embedded Derivatives, the conversion option of the Notes was deemed an embedded derivative requiring bifurcation from the Notes (host contract) and separate accounting as a derivative liability. The fair value of the conversion option derivative liability at June 30, 2015 was $167.0 million, which was recorded as a reduction to the carrying value of the debt and will be accreted to interest expense over the term of the debt using the effective interest method. Although the Company received stockholder approval on December 8, 2015 to amend the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock (which amendment has occurred), the debt discount remains and continues to be accreted to interest expense. See “Note 14. Stockholders’ Equity” for additional information.
In connection with the issuance of the Notes, the Company incurred $18.7 million of debt issuance costs for banking, legal and accounting fees and other expenses. This amount was also recorded on the Company’s balance sheet as a reduction to the carrying value of the debt, in accordance with the Company’s early adoption of ASU No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), and will be accreted to interest expense over the term of the debt using the effective interest method.
For the three months ended March 31, 2016, the Company recognized $8.3 million of interest expense related to the Notes, of which $3.0 million was cash and $5.3 million was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company's consolidated balance sheets, with a carrying value of $429.9 million and $424.6 million as of March 31, 2016 and December 31, 2015, respectively. Accrued interest payable on the Notes of $3.5 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively, is included in accrued expenses on the Company's consolidated balance sheets.

Royal Bank of Canada $100.0 Million Revolver
On August 4, 2015, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) of up to $100 million, pursuant to a credit agreement by and among the Company, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent (the “Revolving Credit Facility Agreement”). The Revolving Credit Facility is available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.75% based on the Company’s total net leverage ratio. The Revolving Credit Facility will mature on August 4, 2020. No borrowings have been drawn from the Revolving Credit Facility from its inception through March 31, 2016.
Loss on Early Extinguishment of Debt – Barclays $435.0 Million Term Loan
In connection with the acquisition of Tower during the first quarter of 2015, the Company entered into a $435.0 million senior secured term loan facility (the “Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver,” and collectively with the Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC ("Barclays"), as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, the Company incurred debt issuance costs for banking, legal and accounting fees and other expenses of $17.8 million, which were previously reflected as a discount to the carrying value of the debt on the Company’s consolidated balance sheet in accordance with ASU 2015-03. Prior to repayment of the Term Loan on June 30, 2015, this debt discount was accreted to interest expense over the term of the loan using the effective interest rate method.
On June 30, 2015, the Company used $436.4 million of the proceeds from the sale of the Notes to repay the $435.0 million of principal and $1.4 million of accrued interest due on its Term Loan under the Barclays Credit Agreement. In connection with this repayment of the loan, for the quarter ended June 30, 2015, the Company recorded a loss on early extinguishment of debt of $16.9 million related to the unaccreted portion of the debt discount.
For the three months ended March 31, 2015, the Company incurred total interest expense related to the Term Loan of $4.0 million, of which $3.8 million was cash and $0.2 million was non-cash accretion of the debt discount recorded. The cash interest expense includes a $2.3 million ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders' commitment of the Term Loan until the actual allocation of the loan occurred at the closing of the Tower acquisition.

14. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of March 31, 2016 and December 31, 2015.

Common Stock
Pursuant to its Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value per share, of which 73,339,655 shares have been issued and 73,095,926 shares were outstanding as of March 31, 2016. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of March 31, 2016 (in thousands):

Shares issued	73,340
Stock options outstanding(1)	2,480
Conversion of Notes payable (2)	9,471
Warrants outstanding (see below)	9,471
Total shares of common stock issued and reserved for issuance	94,762
(1)See “Note 16. Share-based Compensation.”
(2)See “Note 13. Debt.”

Warrants
As discussed in “Note 13. Debt,” on June 30, 2015, the Company entered into a series of Note Hedge Transactions and Warrant Transactions with a financial institution which are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. Pursuant to the Warrant Transactions, the Company sold to a financial institution 9.47 million warrants to purchase the Company’s common stock, for which it received proceeds of $88.3 million. The warrants have an exercise price of $81.277 per share (subject to adjustment), are immediately exercisable, and have an expiration date of September 15, 2022.
Additional Paid-in Capital
Pursuant to the Note Hedge Transactions, the Company purchased from a financial institution 0.6 million call options on the Company's common stock, for which it paid consideration of $147.0 million. Each call option entitles the Company to purchase 15.7858 shares of the Company's common stock at an exercise price of $63.35 per share, is immediately exercisable, and has an expiration date of June 15, 2022, subject to earlier exercise. At the time of the Note Hedge Transactions, because of an insufficient number of authorized but unissued shares of the Company's common stock, these call options did not meet the criteria for equity classification under ASC 815-40 and were accounted for as a derivative asset.
As of December 8, 2015, pursuant to the approval of the Company's stockholders to increase the number of authorized shares the Company may issue, the call options purchased pursuant to the Note Hedge Transactions (formerly a derivative asset) and the conversion option of the Notes (formerly an embedded derivative liability) were reclassified to equity in additional paid-in capital. The net effect of the reclassification of these derivatives was a $21.0 million, net of tax, increase in additional paid-in capital reflected on the Company's December 31, 2015 consolidated balance sheet.

15. EARNINGS PER SHARE
The Company's basic earnings per common share (“EPS”) is computed by dividing net income available to the Company’s common stockholders (as presented on the consolidated statements of operations) by the weighted-average number of shares of the Company’s common stock outstanding during the period. The Company’s restricted stock awards (non-vested shares) are issued and outstanding at the time of grant but are excluded from the Company’s computation of weighted-average shares outstanding in the determination of basic EPS until vesting occurs.
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

The following is a reconciliation of basic and diluted net loss per share of common stock for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016		2015
Basic Loss Per Common Share:
Net loss	$(10,408)		$(6,333)
Weighted-average common shares outstanding	70,665		68,968
Basic loss per share	$(0.15)		$(0.09)

Diluted Loss Per Common Share:
Net loss	$(10,408)		$(6,333)
Add-back of interest expense on outstanding convertible notes payable, net of tax	—	(1)	—	(2)
Adjusted net loss	$(10,408)		$(6,333)

Weighted-average common shares outstanding	70,665		68,968
Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares and ESPP share issuance	—	(3)	—	(4)
Weighted-average incremental shares assuming conversion of outstanding notes payable	—	(1)	—	(2)
Diluted weighted-average common shares outstanding	70,665	(3)	68,968	(4)
Diluted net loss per share	$(0.15)		$(0.09)

(1)
For the three month period ended March 31, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. Accordingly, there were no numerator or denominator adjustments related to the Company’s convertible notes payable.

(2)	Not applicable to the period presented.

(3)
For the three month period ended March 31, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of March 31, 2016, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding convertible notes payable, 2.48 million stock options outstanding and 2.15 million non-vested restricted stock awards.

(4)
For the three month period ended March 31, 2015, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of March 31, 2015, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 3.16 million stock options outstanding and 2.48 million non-vested restricted stock awards.

16. SHARE-BASED COMPENSATION
The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Second Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”) and generally vest over a three or four year period and have a term of 10 years.
Impax Laboratories, Inc. 1999 Equity Incentive Plan ("1999 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 1999 Plan is 5,000,000 shares. There were 938 and 10,938 stock options outstanding at March 31, 2016 and December 31, 2015, respectively, under the 1999 Plan.

Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan ("2002 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company's 2002 Plan is 14,950,000 shares. There were 2,479,249 and 2,394,433 stock options outstanding at March 31, 2016 and December 31, 2015, respectively, and 2,153,083 and 2,146,498 non-vested restricted stock awards outstanding at March 31, 2016 and December 31, 2015, respectively, under the 2002 Plan.

The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2015	2,405,371	$21.39
Options granted	426,390	$13.10
Options exercised	(351,574)	$20.95
Options forfeited	—	$—
Outstanding at March 31, 2016	2,480,187	$23.50
Options exercisable at March 31, 2016	1,376,812	$16.35
As of March 31, 2016, stock options outstanding and exercisable had average remaining contractual lives of 7.71 years and 5.58 years, respectively. Also, as of March 31, 2016, stock options outstanding and exercisable each had aggregate intrinsic values of $26.1 million and $22.3 million, respectively, and restricted stock awards outstanding had an aggregate intrinsic value of $68.9 million. As of March 31, 2016, the Company estimated there were 2,195,692 stock options and 1,906,109 restricted shares granted to employees which were vested or expected to vest.

The Company grants restricted stock to certain eligible employees as a component of its long-term incentive compensation program. The restricted stock award grants are made in accordance with the Company’s 2002 Plan and are issued and outstanding at the time of grant but are subject to forfeiture if the vesting conditions are not met. A summary of the non-vested restricted stock awards is as follows:

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2015	2,146,498	$33.20
Granted	186,264	$33.42
Vested	(72,690)	$35.67
Forfeited	(106,989)	$32.49
Non-vested at March 31, 2016	2,153,083	$33.17
Included in the 72,690 shares of restricted stock vested during the three months ended March 31, 2016 are 27,206 shares with a weighted-average fair value of $36.89 per share that were withheld for minimum withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of March 31, 2016, the Company had 1,405,039 shares available for issuance of either stock options or restricted stock awards, including 1,036,675 shares from the 2002 Plan, 296,921 shares from the 1999 Plan, and 71,443 shares from the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”) Plan.

As of March 31, 2016, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $65.5 million related to all of its share-based awards, which will be recognized over a weighted average period of 2.1 years. The intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $4.0 million and $4.2 million, respectively. The total fair value of restricted shares which vested during the three months ended March 31, 2016 and 2015 was $2.6 million and $0.6 million, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the Company’s common stock. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest from three to four years and have a term of 10 years.

The amount of share-based compensation expense recognized by the Company is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Manufacturing expenses	$1,368	$1,046
Research and development	1,340	1,365
Selling, general and administrative	4,570	4,077
Total	$7,278	$6,488

17. RESTRUCTURINGS
Middlesex, New Jersey Manufacturing and Packaging Operations

In March 2016, the Company's Board of Directors approved a plan of restructuring designed to reduce costs, improve operating efficiencies and enhance the Company's long-term competitive position by closing the Company's Middlesex, New Jersey manufacturing and packaging site and transferring the products and the functions performed there to the Company's other facilities or to third-party manufacturers. This plan will take up to two years to complete, over which time 215 positions are currently expected to be eliminated. This plan does not impact the Company's R&D activities at the Middlesex site.

Management currently estimates that over the next two years the Company will incur aggregate pre-tax charges in connection with this plan of $45.0 million to $53.0 million, of which approximately half will be incurred in 2016 and the remainder by the second quarter of 2018. The following is a summary of the total estimated charges to be incurred by major type of cost:

Type of Cost
Technical transfer of products
Asset impairment and accelerated depreciation charges
Employee retention and termination benefits
Facilities lease terminations and asset retirement obligations
Total estimated restructuring charges

Amount Expected to be Incurred
$12.0 million to $14.0 million
$19.0 million to $23.0 million
$12.0 million to $14.0 million
$2.0 million
$45.0 million to $53.0 million

During the quarter ending March 31, 2016, the Company recorded an accrual for severance and retention payments of $0.7 million and recognized expenses of $0.6 million and $0.1 million for accelerated depreciation and legal and professional fees, respectively, related to the restructuring. The total charges of $1.4 million were recognized in cost of goods sold in the Company's consolidated statement of operations for the three month period ended March 31, 2016. Severance and retention payments are being accrued over the estimated service period.

Hayward, California Technical Operations and R&D

In November 2015, management assessed the headcount in the technical operations and research and development groups in Hayward, California, primarily as a result of the resolution of the warning letter at the Hayward facility, and determined that a reduction in force was necessary to adjust the headcount to the operating conditions of the post-warning letter resolution environment. The Company eliminated 27 positions and recorded an accrual for severance and related employee termination benefits of $2.5 million during the quarter ended December 31, 2015. As of March 31, 2016, $1.1 million has been paid and the Company currently expects the remainder of this balance to be paid by early 2017.
Philadelphia, Pennsylvania Packaging and Distribution Operations
On June 30, 2015, the Company committed to a plan of restructuring of its packaging and distribution operations and as a result of this plan, the Company closed its Philadelphia packaging site and all Company-wide distribution operations were outsourced to United Parcel Services ("UPS") during the fiscal year ended December 31, 2015. The Company eliminated 93 positions and recorded an accrual for severance and related employee termination benefits of $2.6 million during the quarter ended June 30, 2015. As of March 31, 2016, $1.6 million has been paid and the Company currently expects the remainder of this balance to be paid by the end of 2016.

18. INCOME TAXES
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

During the three month period ended March 31, 2016 and 2015, the Company recognized aggregate consolidated tax benefits of $7.1 million and $4.4 million, respectively, for U.S. domestic and foreign income taxes. The effective tax rate for the three months ended March 31, 2016 and 2015 was 41% for both periods. The amount of tax benefit recorded for the three months ended March 31, 2016 reflects the Company’s estimate as of such date of the annual effective tax rate applied to the year-to-date loss. A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable as described above under "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" is also reflected in income tax benefit for the three months ended March 31, 2016. Excluding discrete items, the Company’s estimate of the annualized effective tax rate for the three months ended March 31, 2016 was 34%. The effective tax rate, including the effects of discrete tax income tax items, was 41% for the three months ended March 31, 2016. Due to the taxable loss for the three months ended March 31, 2016, the discrete tax benefit increased the tax rate. The increase in the aggregate tax benefit resulted from higher consolidated loss before taxes in the three month period ended March 31, 2016, as compared to the same period in the prior year. The increase in tax benefit was also a result of a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; the inclusion of the federal research and development credit which was permanently reinstated in December of 2015; and an increase in the deferred tax asset related to a state R&D tax credit carryforward in a state with indefinite carryforwards. The Company is closely monitoring the events and circumstances that determine the need for a valuation allowance related to state research and development tax credit carryforwards and have determined that, based upon the evaluation of the provisions of ASC 740, no valuation allowance will be recorded at this time.
Lineage is currently under audit for federal income tax by the U.S. Internal Revenue Service ("IRS") for the 2013 tax year, which pre-dates the Company’s acquisition of Lineage. The Company and the former stockholders of Lineage are currently cooperating with the IRS in connection with the audit. Under the terms of the Stock Purchase Agreement related to the Tower acquisition, the Company is not responsible for pre-acquisition income tax liabilities. Neither the Company nor any of its other affiliates is currently under audit for federal income tax. No provision has been made for U.S. federal deferred income taxes on accumulated earnings on foreign subsidiaries since it is the current intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary.

19. ALLIANCE AND COLLABORATION AGREEMENTS
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
Regulatory Milestone Events:

•
Filing or acceptance of regulatory applications for marketing approval such as a New Drug Application in the United States or Marketing Authorization Application in Europe. Generally, it takes six to 12 months to prepare and submit regulatory filings and two months for a regulatory filing to be accepted for substantive review.

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

Commercialization Milestones Events:

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

License and Distribution Agreement with Shire
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During 2013, the Company received a payment of $48.0 million from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 under the line item “Other Income” on the consolidated statement of operations. Under the Amended and Restated Shire Agreement, Shire was

required to supply the AG Product and the Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $4.0 million and $5.8 million on sales of the AG Product during the three months ended March 31, 2016 and 2015, respectively, with a corresponding charge included in the cost of revenues line in the consolidated statement of operations. Although the Supply Term expired on September 30, 2014, the Company was permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold. The Company continued to pay a profit share to Shire on sales of such products during the three months ended March 31, 2016.
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
The Company paid Tolmar a $21.0 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, is also required to make payments to Tolmar upon the achievement of certain specified milestone events. Such contingent milestone payments will initially be recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. During the year ended December 31, 2012, the Company made a $1.0 million milestone payment and, during the fourth quarter of 2013, the Company made a $12.0 million payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of pursuant to the Tolmar Agreement. The $21.0 million upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statements of operations. The Company initially allocated $1.55 million of the upfront payment to two products which were in development and has recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1.0 million milestone paid in the year ended December 31, 2012 as a research and development expense. The Company is required to pay a profit share to Tolmar on sales of the topical products, of which the Company owed a profit share payable to Tolmar of $24.7 million and $7.5 million during the three months ended March 31, 2016 and 2015, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations. During the fourth quarter of 2014, the Company paid a $2.0 million milestone related to the Diclofenac Sodium Gel 3% or Solaraze® product to Tolmar pursuant to the Tolmar Agreement. During the second quarter of 2015, the Company paid a $5.0 million milestone related to certain topical products pursuant to the Tolmar Agreement.
The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15.0 million. As of March 31, 2016 and December 31, 2015, Tolmar owed the Company $15.0 million under the Tolmar Loan Agreement, which is included in “Other Assets” on the consolidated balance sheets. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Tolmar may prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium.
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
As of March 31, 2016, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets) and has agreed to supply another product (currently under development) to Teva; the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the agreement.
OTC Partners Alliance Agreement
In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”), for a term of 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market. The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale. The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, Pfizer and the Company entered into an agreement with L. Perrigo Company (“Perrigo”), which was subsequently amended whereby the parties agreed that the Company would supply the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and to Perrigo. As noted above, the Company is currently only required to manufacture the products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned.
Agreements with Valeant Pharmaceuticals International, Inc.
In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement and a License and Settlement Agreement (the “Joint Development Agreement”). The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40.0 million upfront payment, paid by Valeant in December 2008. The Company has also received an aggregate of $15.0 million in milestone payments composed of two $5 million milestone payments, paid by Valeant in March 2009 and September 2009, a $2.0 million milestone payment paid by Valeant in December 2009, and a $3.0 million milestone payment paid by Valeant in March 2011. The Company has the potential to receive up to an additional $8.0 million of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products. The Company began selling one of the four dermatology products during the year ended December 31, 2011. As of December 31, 2014, the full amount of deferred revenue under the Joint Development Agreement was recognized.
The Joint Development Agreement results in three items of revenue for the Company, as follows:

(1)
Research & Development Services. Revenue received from the provision of research and development services including the $40.0 million upfront payment and the $12.0 million of milestone payments received prior to January 1, 2011, have been deferred and are being recognized on a straight-line basis over the expected period of performance of the research and development services. During the three month period ended March 31, 2013, the Company extended the revenue recognition period for the Joint Development Agreement from the previous recognition period ending in November 2013 to December 2014, due to changes in the estimated timing of completion of certain research and development activities. This change was made on a prospective basis, and resulted in a reduced periodic amount of revenue recognized in current and future periods. Revenue from the remaining $8.0 million of contingent milestone payments, including the $3.0 million received from Valeant in March 2011, will be recognized using the Milestone Method of accounting. Revenue recognized under the Joint Development Agreement is included in “Note 23. Supplementary Financial Information,” in the line item captioned “Other Revenues.”

(2)
Royalty Fees Earned - Valeant’s Sale of Advanced Form SOLODYN® (Brand) Product. Under the Joint Development Agreement, the Company granted Valeant a license for the advanced form of the SOLODYN® product, with the Company receiving royalty fee income under such license for a period ending eight years after the first commercial sale of the advanced form SOLODYN® product. Commercial sales of the new SOLODYN® product, if any, are expected to commence upon FDA approval of Valeant’s NDA. The royalty fee income, if any, from the new SOLODYN® product, will be recognized by the Company as current period revenue when earned.

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

Development and Co-Promotion Agreement with Endo Pharmaceuticals Inc.
In June 2010, the Company and Endo Pharmaceuticals, Inc. ("Endo") entered into a Development and Co-Promotion Agreement (“Endo Agreement”) under which the Company and Endo agreed to collaborate in the development and commercialization of a next-generation advanced form of the Company’s lead branded product candidate ("Endo Agreement Product"). The Endo Agreement was terminated upon mutual agreement by the parties effective December 23, 2015. Under the provisions of the Endo Agreement, in June 2010, Endo paid to the Company a $10.0 million upfront payment. Prior to termination of the agreement, the Company also had the potential to receive up to an additional $30.0 million of contingent milestone payments.
Prior to the termination of the Endo Agreement, the Company had recognized the $10.0 million upfront payment as revenue on a straight-line basis over a period of 112 months, which was the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in September 2019, the estimated date of FDA approval of the Company's NDA for the Endo Agreement Product. The FDA approval of the Endo Agreement Product NDA represented the end of the Company’s expected period of performance, as the Company would have had no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process would have been completed on such date. There was no deferred revenue under the Endo Agreement as of March 31, 2016 and December 31, 2015. Revenue recognized under the Endo Agreement was reported in “Note 23. Supplementary Financial Information” in the line item captioned “Other Revenues”.
The Company and Endo also entered into a Settlement and License Agreement in June 2010 (the “Endo Settlement Agreement”) pursuant to which Endo agreed to make a payment to the Company should prescription sales of Opana® ER (as defined in the Endo Settlement Agreement) fall below a predetermined contractual threshold in the quarter immediately prior to the Company launching a generic version of Opana® ER. As a result of the Company’s launch of its generic version of Opana ER in January 2013 and Endo’s prescription sales of Opana ER during the fourth quarter of 2012, the Company recorded a $102.0 million settlement gain during the three month period ended March 31, 2013. Payment of the $102.0 million settlement was received from Endo in April 2013.
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
Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43,564,000 during 2012. Beginning in January 2013, the Company was obligated to pay AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. The Company owed a royalty payable to AstraZeneca of $4,019,000 and $4,025,000 during the three months ended March 31, 2016 and 2015, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.
Agreement with DURECT Corporation
During the three month period ended March 31, 2014, the Company entered into an agreement with DURECT Corporation (“Durect”) granting the Company the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia (PHN), referred to by the Company as IPX239. The Company paid Durect a $2 million up-front payment upon signing of the agreement which was recognized immediately as research and development expense. The Company has the potential to pay up to $61 million in additional contingent milestone payments upon the achievement of predefined development and commercialization milestones. If IPX239 is commercialized, Durect would also receive a tiered royalty on product sales.
Product Acquisition Agreement with Teva Pharmaceuticals USA, Inc.
In August 2013, the Company, through its Amedra Pharmaceuticals subsidiary, entered into a product acquisition agreement (the “Teva Product Acquisition Agreement”) with Teva Pharmaceuticals USA, Inc. (“Teva”) pursuant to which the Company acquired the assets (including the ANDA and other regulatory materials) and related liabilities related to Teva’s mebendazole tablet product in all dosage forms. During the first quarter of 2016, the Company recognized $3.5 million of milestone payments due to Teva under the terms of the agreement related to the FDA's approval and the Company's subsequent launch of EMVERM™ (mebendazole) 100 mg chewable tablets. The Company is also obligated to pay Teva a royalty payment based on net sales of EMVERM™, including a specified annual minimum royalty payment, subject to customary reductions and the other terms and conditions set forth in the Teva Product Acquisition Agreement.

20. COMMITMENTS AND CONTINGENCIES
Executive Employment Agreements
The Company is a party to employment and separation agreements with certain members of its executive management team that provide for severance and other payments following termination of their employment for various reasons.
Lease Agreements
The Company leases land, office space, manufacturing, warehouse and research and development facilities, and equipment under non-cancelable operating leases expiring at various dates through December 2026.
Purchase Order Commitments
As of March 31, 2016, the Company had $66.1 million of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.
Taiwan Facility Expansion
The Company has entered into several contracts related to ongoing expansion activities at its Taiwan manufacturing facility. As of March 31, 2016, the Company had remaining obligations under these contracts of $1.8 million.

21. LEGAL AND REGULATORY MATTERS
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
Under federal law, when a drug developer files an ANDA for a generic drug seeking approval before expiration of a patent, which has been listed with the FDA as covering the brand name product, the developer must certify its product will not infringe the listed patent(s) and/or the listed patent is invalid or unenforceable (commonly referred to as a “Paragraph IV” certification). Notices of such certification must be provided to the patent holder, who may file a suit for patent infringement within 45 days of the patent holder’s receipt of such notice. If the patent holder files suit within the 45 days period, the FDA can review and approve the ANDA, but is prevented from granting final marketing approval of the product until a final judgment in the action has been rendered in favor of the generic drug developer, or 30 months from the date the notice was received, whichever is sooner. The Company’s generic products division is typically subject to patent infringement litigation brought by branded pharmaceutical manufacturers in connection with the Company’s Paragraph IV certifications seeking an order delaying the approval of the Company’s ANDA until expiration of the patent(s) at issue in the litigation. Likewise, the Company’s branded products division is currently involved in patent infringement litigation against generic drug manufacturers who have filed Paragraph IV certifications to market their generic drugs prior to expiration of the Company’s patents at issue in the litigation.
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
Although the outcome and costs of the asserted and unasserted claims is difficult to predict, based on the information presently known to management, the Company does not currently expect the ultimate liability, if any, for such matters to have a material adverse effect on its business, financial condition, results of operations, or cash flows.
Patent Infringement Litigation
Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)
In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH (collectively, “Endo”) filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone hydrochloride, Extended Release tablets, 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. A bench trial was completed in April 2015. In August 2015, the Court entered judgment that the products described in the Company’s and ThoRx’s ANDAs would, if marketed, infringe certain claims of the patents asserted by Endo and Grunenthal. The Court also found that the asserted claims of patents owned by Endo were not invalid, but that the asserted claims of patents owned by Grunenthal were invalid. As a result, the Court enjoined the Company and ThoRx from marketing their products until expiration of the Endo patents in 2023. Endo filed post-trial motions to correct and amend the judgment, which were decided on April 29, 2016. The Court has requested further post-trial briefing. All parties have filed notices of appeal with respect to the Court's judgment. The appeals are deactivated until resolution of the post-trial proceedings.
In November 2014, Endo Pharmaceuticals Inc. and Mallinckrodt LLC filed suit against the Company in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of the Company’s Oxymorphone hydrochloride ANDA described above. Also in November 2014, Endo and Mallinckrodt filed a separate suit in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of the

ThoRx Oxymorphone hydrochloride ANDA described above. ThoRx and the Company filed an answer and counterclaim to those suits in which they are named as a defendant. The cases are currently stayed pending the outcome of further proceedings in related cases in these District of Delaware cases and/or an appellate decision in the New York proceedings described above.
In May 2016, Endo Pharmaceuticals Inc. filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging that the Company’s marketed oxymorphone hydrochloride tablets infringe certain patents owned by Endo. Endo’s complaint also alleges that the Company and Endo entered into a settlement and license agreement with respect to these products, but that the Company later breached that contract and breached its implied duty of good faith and fair dealing with respect to that agreement. The Company has not yet responded to the complaint.
Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)
In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014. Discovery is proceeding, and trial is set for September 6, 2016. On July 28, 2015, Lannett filed petitions for Inter Partes Review (“IPR”) of U.S. Patent Nos. 6,750,237 and 7,220,767 related to the product in the U.S. Patent and Trademark Office before the Patent Trial and Appeal Board (“PTAB”). Patent owner filed its preliminary responses in these PTAB proceedings on November 4, 2015. In January and February 2016, the PTAB denied Lannett’s petitions, declining to institute IPR proceedings with respect to the patents.
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
From July 2013 to January 2016, 18 complaints were filed as class actions on behalf of direct and indirect purchasers, as well as by certain direct purchasers against manufacturers of the brand drug Solodyn® and its generic equivalents, including the Company.
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
On January 25, 2016, CVS Pharmacy, Inc., a direct purchaser, filed a separate complaint in the United States District Court for the Middle District of Pennsylvania.  On February 11, 2016, the Judicial Panel on Multi-District Litigation ordered the action to be transferred to the District of Massachusetts to be coordinated or consolidated with the coordinated proceedings.
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
Opana ER® FTC Antitrust Suit
As previously disclosed, on February 25, 2014, the Company received a Civil Investigative Demand ("CID") from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether Endo Pharmaceuticals, Inc. (“Endo”) and the Company have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. On March

30, 2016, the FTC filed a complaint against the Company, Endo, and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the Company and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of the Company’s ANDA for generic original Opana® ER.
Opana ER® Antitrust Class Actions
From June 2014 to February 2016, 14 complaints were filed as class actions on behalf of direct and end-payor (indirect) purchasers, as well as by certain direct purchasers, against the manufacturer of the brand drug Opana ER® and the Company.
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
In each case, the complaints allege that Endo engaged in an anticompetitive scheme by, among other things, entering into an anticompetitive settlement agreement with the Company to delay generic competition of Opana ER® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. Consolidated amended complaints were filed on May 4, 2015 by direct purchaser plaintiffs and end-payor (indirect) purchaser plaintiffs.
On July 3, 2015, defendants filed motions to dismiss the consolidated amended complaints, as well as the complaints of the “Opt-Out Plaintiffs” (Walgreen Co., The Kruger Co., Safeway Inc., HEB Grocery Company L.P., Albertson’s LLC, Rite Aid Corporation and Rite Aid Hdqtrs. Corp.).

On February 1, 2016, CVS Pharmacy, Inc. filed a complaint in the United States District Court for the Northern District of Illinois. The parties agreed that CVS Pharmacy, Inc. would be bound by the court’s ruling on the defendants’ motion to dismiss the Opt-Out Plaintiffs’ complaints.
On February 10, 2016, the court granted in part and denied in part defendants’ motion to dismiss the end-payor purchaser plaintiffs’ consolidated amended complaint, and denied defendants’ motion to dismiss the direct purchaser plaintiffs’ consolidated amended complaint. The end-payor purchaser plaintiffs have filed a second consolidated amended complaint and the Company has moved to dismiss certain state law claims.
On February 25, 2016, the court granted defendants’ motion to dismiss the Opt-Out Plaintiffs’ complaints, with leave to amend. The Opt-Out Plaintiffs and CVS Pharmacy, Inc. have filed amended complaints and the Company has filed its answer.
Discovery is ongoing. No trial date has been scheduled.
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
Generic Drug Pricing Class Action
On March 2, 2016, the International Union of Operating Engineers Local 30 Benefits Fund filed a class action lawsuit against the Company in the United States District Court for the Eastern District of Pennsylvania, alleging that the Company, in concert with others, engaged in a conspiracy to fix, maintain, and stabilize the price of digoxin in violation of federal and state antitrust law. To date, eight additional putative class action complaints containing similar allegations have been filed against the Company. On March 25, 2016, the Tulsa Firefighters Health and Welfare Trust and the NECA-IBEW Welfare Trust Fund filed complaints in the United States District Court for the Eastern District of Pennsylvania. On April 4, 2016, Pipe Trade Services MN filed a complaint in the United States District Court for the Eastern District of Pennsylvania. On April 25, 2016, Edward Carpinelli filed a complaint in the United States District Court for the Eastern District of Pennsylvania. On April 27, 2016, Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund filed a complaint in the United States District Court for the Eastern District of Pennsylvania. On May 2, 2016, Nina Diamond filed a complaint in the United States District Court for the Eastern District of Pennsylvania. On May 5, 2016, UFCW Local 1500 Welfare Fund filed a complaint in the Eastern District of Pennsylvania. On May 6, 2016, Minnesota Laborers Health & Welfare Fund filed a complaint in the United States District Court for the Eastern District of Pennsylvania. Discovery in these proceedings has not commenced.
AWP Actions

On December 30, 2015, Plumbers’ Local Union No. 690 Health Plan and others similarly situated filed a class action against several generic drug manufacturers, including the Company, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division, alleging that the Company and others violated the law, including the Pennsylvania Unfair Trade Practices and Consumer Protection law, by inflating the Average Wholesale Price (“AWP”) of certain generic drugs. The case has since been removed to federal court in the United States District Court for the Eastern District of Pennsylvania. By virtue of an amended complaint filed on March 29, 2016, the suit has been amended to comprise a nationwide class of third party payors that allegedly reimbursed or purchased certain generic drugs based on AWP and to assert causes of action under the laws of other states in addition to Pennsylvania.
On February 5, 2016, Delaware Valley Health Care Coalition filed a lawsuit based on substantially similar allegations in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division that seeks declaratory judgment.
CID from the U.S. Attorney Office, Southern District of New York
On March 8, 2016, the Company received a CID from the U.S. Attorney Office, Southern District of New York, Civil Frauds Unit. The CID requests information and documents relating to the Company and any pharmacy benefit manager (“PBM”) concerning Zomig®, including any contracts between the Company and PBMs, as well as services performed by and payments to the PBMs pursuant to those contracts. The Company intends to cooperate with the U.S. Attorney Office in response to the CID. To the knowledge of the Company, no proceedings by the U.S. Attorney Office have been initiated against the Company at this time; however, no assurance can be given as to the timing or outcome of this investigation.
Impax Laboratories, Inc. v. Turing Pharmaceuticals AG
On May 2, 2016, the Company filed suit against Turing Pharmaceuticals AG ("Turing") in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from the Company the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the “Purchase Agreement”).  Specifically, the Company seeks (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Purchase Agreement for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for in excess of $20 million of chargebacks and Medicaid rebate liability when due and for future amounts that may be due.
22. SEGMENT INFORMATION
The Company has two reportable segments, Impax Generics and Impax Specialty Pharma. Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Impax Generics sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 23. Supplementary Financial Information.” The Company also generates revenue in Impax Generics from research and development services provided under a joint development agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” revenue in “Note 23. Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are also reported under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.”
Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company launched in April 2015. In November 2015, the European Commission granted marketing authorization for NUMIENT™ (IPX066) (referred to as Rytary® in the United States). The review of the NUMIENT™ application was conducted under the centralized licensing procedure as a therapeutic innovation, and authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products including Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories, and EMVERMTM (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworn, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections.
Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 23. Supplementary Financial Information.” Finally, the Company generates revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company, and reports such revenue under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.
The Company’s chief operating decision maker evaluates the financial performance of the Company’s segments based upon segment income (loss) before income taxes. Items below income (loss) from operations are not reported by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. Additionally, general and administrative expenses, certain selling expenses, certain litigation settlements, and non-operating income and expenses are included below in “Corporate and Other.” The Company does not report balance sheet information by segment since it is not reviewed by the Company’s chief operating decision maker. The accounting policies for the Company’s segments are the same as those described above in the discussion of "Revenue Recognition" in “Note 4. Summary of Significant Accounting Policies.” The Company has no inter-segment revenue.
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Three Months Ended March 31, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$170,079	$55,429	$—	$225,508
Cost of revenues	$110,122	$12,796	$—	$122,918
Selling, general and administrative	$4,774	$13,818	$25,706	$44,298
Research and development	$14,595	$4,427	$—	$19,022
Patent litigation expense	$114	$1,205	$—	$1,319
Income (loss) before income taxes	$40,474	$23,183	$(81,151)	$(17,494)

Three Months Ended March 31, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$128,741	$14,355	$—	$143,096
Cost of revenues	$76,472	$7,390	$—	$83,862
Selling, general and administrative	$4,286	$14,856	$31,018	$50,160
Research and development	$10,863	$4,099	$—	$14,962
Patent litigation expense	$778	$182	$—	$960
Income (loss) before income taxes	$36,342	$(12,172)	$(34,875)	$(10,705)
Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with $134.7 million and $131.6 million of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively.

23. SUPPLEMENTARY FINANCIAL INFORMATION (unaudited)
Selected financial information for the quarterly period noted is as follows:

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2016
Revenue:
Impax Generic Product sales, gross	$611,281
Less:
Chargebacks	217,354
Rebates	185,476
Product Returns	11,913
Other credits	29,354
Impax Generic Product sales, net	167,184

Rx Partner	2,835
Other Revenues	60
Impax Generic Division revenues, net	170,079

Impax Specialty Pharma sales, gross	82,073
Less:
Chargebacks	6,111
Rebates	2,853
Product Returns	1,508
Other credits	16,172
Impax Specialty Pharma sales, net	55,429

Other Revenues	—
Impax Specialty Pharma revenues, net	55,429

Total revenues	225,508

Gross profit	102,590

Net loss	$(10,408)

Net loss per common share:
Basic	$(0.15)
Diluted	$(0.15)

Weighted-average common shares outstanding:
Basic	70,665,394
Diluted	70,665,394

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2015
Revenue:
Impax Generic Product sales, gross	$355,321
Less:
Chargebacks	126,607
Rebates	83,130
Product Returns	6,427
Other credits	13,198
Impax Generic Product sales, net	125,959

Rx Partner	2,239
Other Revenues	543
Impax Generic Division revenues, net	128,741

Impax Specialty Pharma sales, gross	29,219
Less:
Chargebacks	5,561
Rebates	2,132
Product Returns	2,620
Other credits	4,778
Impax Specialty Pharma sales, net	14,128

Other Revenues	227
Impax Specialty Pharma revenues, net	14,355

Total revenues	143,096

Gross profit	59,234

Net loss	$(6,333)

Net loss per common share:
Basic	$(0.09)
Diluted	$(0.09)

Weighted-average common shares outstanding:
Basic	68,967,875
Diluted	68,967,875

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.
Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of NUMIENTTM IPX066 outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions and investments, the risks related to the Company’s acquisitions of or investments in technologies, products or businesses , the restrictions imposed by our credit facility and indenture, the Company’s level of indebtedness and liabilities and the potential impact on cash flow available for operations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2015. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

Rytary® is a registered trademark of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Overview
We are a specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development, manufacture and marketing of branded products. We operate in two segments, referred to as “Impax Generics” and “Impax Specialty Pharma”. Impax Generics concentrates its efforts on generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. Impax Specialty Pharma utilizes its specialty sales force to market proprietary branded pharmaceutical products for the treatment of CNS disorders and other select specialty segments. Both Impax Generics and Impax Specialty Pharma generate revenue from research and development services provided to unrelated third-party pharmaceutical entities. We currently sell our generic and branded products within the continental United States and the Commonwealth of Puerto Rico. We currently have no sales in foreign countries.

We plan to continue to expand Impax Generics through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties. As of May 6, 2016, we marketed 121 generic pharmaceuticals, which represent dosage variations of 40 different pharmaceutical compounds through our Impax Generics division; another five of our generic pharmaceuticals representing dosage variations of two different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of May 6, 2016, we had 21 applications pending at the FDA and 23 other products in various stages of development for which applications have not yet been filed.

The Impax Generics division develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following sales channels:

•	the “Impax Generics sales channel” for sales of generic prescription products we sell directly to wholesalers, large retail drug chains, and others;

•
the “Private Label Product sales channel” for generic pharmaceutical over-the-counter and prescription products we sell to unrelated third-party customers who in-turn sell the product to third parties under their own label;

•	the “Rx Partner sales channel” for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and

•
the “OTC Partner sales channel” for sales of generic pharmaceutical over-the-counter products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements.

Revenues from the Impax Generics sales channel and the Private Label Product sales channel are reported under the caption “Impax Generics sales, net” in our consolidated statements of operations. We also generate revenue in our Impax Generics division from research and development services provided under a joint development agreement with another pharmaceutical company, and we report such revenue under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.”

Impax Specialty Pharma is focused on developing proprietary branded pharmaceuticals products for the treatment of CNS disorders, which include migraine, multiple sclerosis, Parkinson’s disease and post herpetic neuralgia, as well as developing other select specialty products. Impax Specialty Pharma is involved in the promotion and sale of branded pharmaceutical products through our specialty sales force. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies.

Our branded pharmaceutical product portfolio consists of commercial CNS and other select specialty products, as well as development stage projects. In February 2012, we licensed from AZ the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulations pursuant to the terms of the AZ Agreement and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. In June 2015, the FDA approved the Zomig® nasal spray for use in pediatric patients 12 years of age or older for the acute treatment of migraine with or without aura. In addition to the Zomig® products and our internally developed pharmaceutical product, Rytary® for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015, we are currently engaged in the sales and marketing of EMVERMTM (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworn, whipworm, common roundworm, common hookworm, and two other products, all acquired in our acquisition of Tower and Lineage which closed in March 2015. In November 2015, the European Commission granted marketing authorization for NUMIENT™ (referred to as Rytary® in the United States). The review of the NUMIENT™ application was conducted under the centralized licensing procedure as a therapeutic innovation, and the authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway.

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

Quality Control

Regulatory agencies such as the FDA regularly inspect our manufacturing facilities and the facilities of our third party suppliers. The failure of one of our facilities, or a facility of one of our third party suppliers, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility. We have in the past received a warning letter from the FDA regarding certain operations within our manufacturing network at our Hayward manufacturing facility, which we subsequently resolved in 2015. We remain committed to continuing to improve our quality control and manufacturing practices, however, we cannot be assured that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. If we receive any future FDA observations, we may be subject to regulatory action including, among others, monetary sanctions or penalties, product recalls or seizure, injunctions, total or partial suspension of production and/or distribution, and suspension or withdrawal of regulatory approvals. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such Form 483 observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. If we receive any future Form 483 observations or warning letters from the FDA, our business, consolidated results of operations and consolidated financial condition could be materially and adversely affected.

Critical Accounting Policies and Use of Estimates
The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying our revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue under our several alliance and collaboration agreements. Actual results may differ from estimated results.

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
Impax Generics sales, net, and Impax Specialty Pharma sales, net. We recognize revenue from the sale of products when title and risk of loss of the product is transferred to the customer and the sales price is fixed and determinable. Provisions for discounts, early payments, rebates, sales returns and distributor chargebacks under terms customary in the industry are provided for in the same period the related sales are recorded. We record estimated reductions to revenue at the time of the initial sale and these estimates are based on the sales terms, historical experience and trend analysis.
Gross to Net Sales Accruals.

Sales returns accruals are based on estimated on-hand inventories at our customers, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance.

Sales discount accruals are based on payment terms extended to customers.

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on actual billings received from the states. We adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze the historical invoices. This expense is recognized throughout the year as costs are incurred. TRICARE is a health care program of the U.S. Department of Defense Military Health System that provides civilian health benefits for military personnel, military retirees and their dependents. TRICARE rebate accruals are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.

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

A significant majority of our gross to net accruals are the result of chargebacks and rebates, with the majority of those programs having an accrual to payment cycle of three months. In addition to this relatively short accrual to payment cycle, we receive monthly information from the wholesalers regarding their sales of our products and actual on hand inventory levels of our products. During the three months ended March 31, 2016, the three large wholesalers account for 98% of our chargebacks and 83% of our indirect sales rebates. This enables us to execute accurate provisioning procedures. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, returns represent the smallest gross to net adjustment. We have not experienced any significant changes in our estimates as it relates to our chargebacks, rebates or returns in the three month and one year periods ended March 31, 2016 and December 31, 2015, respectively.

The following tables are roll-forwards of the activity in the reserves for the three months ended March 31, 2016 and the year ended December 31, 2015 with an explanation for any significant changes in the accrual percentages (in thousands):

	March 31, 2016	December 31, 2015
Chargeback reserve
Beginning balance	$102,630	$43,125
Acquired balances	—	24,532
Provision recorded during the period	223,465	833,157
Credits issued during the period	(221,802)	(798,184)
Ending balance	$104,293	$102,630
Provision as a percent of gross product sales	32%	34%
As noted in the table above, the provision for chargebacks, as a percent of gross product sales, decreased from 34% during the year ended December 31, 2015 to 32% during the three months ended March 31, 2016 as a result of product sales mix and the inclusion of product sales from the Tower acquisition.

	March 31, 2016	December 31, 2015
Rebate reserve
Beginning balance	$265,229	$88,812
Acquired balances	—	75,447
Provision recorded during the period	188,329	571,642
Credits issued during the period	(130,455)	(470,672)
Ending balance	$323,103	$265,229
Provision as a percent of gross product sales	27%	23%
As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 23% during the year ended December 31, 2015 to 27% during the three months ended March 31, 2016 as a result of product sales mix, the formation of alliances between major wholesalers and major retailers and the inclusion of product sales from the Tower acquisition which carried a higher rebate rate.

	March 31, 2016	December 31, 2015
Returns reserve
Beginning balance	$48,950	$27,174
Acquired balances	—	11,364
Provision related to sales recorded in the period	13,421	43,967
Credits issued during the period	(6,327)	(33,555)
Ending balance	$56,044	$48,950
Provision as a percent of gross product sales	1.9%	2.0%
The provision for returns as a percent of gross product sales decreased to 1.9% during the three month period ended March 31, 2016 compared to 2.0% during the year ended December 31, 2015 as a result of slightly lower historical returns experience.
Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, as well as any new information regarding changes in the pricing programs that may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $99,606,000 and $91,717,000 as of March 31, 2016 and December 31, 2015, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon its remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $9,995,000 and $6,619,000 as of March 31, 2016 and December 31, 2015, respectively.
Rx Partner and OTC Partner. Each of our Rx Partner and OTC Partner agreements contain multiple deliverables in the form of products, services and/or licenses over extended periods. FASB ASC Topic 605-25 supplemented SAB 104 and provides guidance for accounting for such multiple-element revenue arrangements. With respect to our multiple-element revenue arrangements that are material to our financial results, we determine whether any or all of the elements of the arrangement should be separated into individual units of accounting under FASB ASC Topic 605-25. If separation into individual units of accounting is appropriate, we recognize revenue for each deliverable when the revenue recognition criteria specified by SAB 104 are achieved for the deliverable. If separation is not appropriate, we recognize revenue and related direct manufacturing costs over the estimated life of the agreement or our estimated expected period of performance using either the straight-line method or a modified proportional performance method.

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

Share-Based Compensation. We recognize the grant date fair value of each stock option and restricted share over its vesting period. Stock options and restricted shares granted under the 2002 Plan generally vest over a three or four year period and generally have a term of 10 years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model, wherein expected volatility is based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends. During the year ended December 31, 2015, we granted shares of restricted stock that will vest upon the achievement of certain stock price performance criteria during the year ended December 31, 2016. We valued these awards using a Monte Carlo simulation.
Income Taxes. We are subject to U.S. federal, state and local income taxes, Netherlands income tax and Taiwan R.O.C. income taxes. We create a deferred tax asset, or a deferred tax liability, when we have temporary differences between the financial statement carrying values (in accordance with U.S. GAAP) and the tax bases of our assets and liabilities.

Fair Value of Financial Instruments. We carry our deferred compensation liability at the value of the amount owed to participants and derive it from observable market data by reference to hypothetical investments. The carrying values of other financial assets and liabilities such as cash equivalents, accounts receivable, prepaid and other current assets, and accounts payable approximate their fair values due to their short-term nature.

Contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, covering a wide range of matters, including, among others, patent litigation, stockholder lawsuits, and product and clinical trial liability. In accordance with FASB ASC Topic 450, “Contingencies”, we record accrued loss contingencies when it is probable a liability will be incurred and the amount of loss can be reasonably estimated and we do not recognize gain contingencies until realized.

Intangible Assets. Our intangible assets include both indefinite lived and finite lived assets. Indefinite lived intangible assets are not amortized. In-process research and development assets acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Finite lived intangible assets are amortized over the estimated useful life based on the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line amortization method is used. All of our intangible assets are tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing requires management to estimate the future undiscounted cash flows of the finite lived intangible assets using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in the impairment testing. We recognize an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value.
Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles", rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Impax Generics division and Impax Specialty Pharma division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute $59.7 million of goodwill to the Impax Specialty Pharma division and $148.7 million of goodwill to the Impax Generics division. We concluded the carrying value of goodwill was not impaired as of December 31, 2015 as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their respective carrying values at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. As of March 31, 2016, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations that would require us to perform an interim impairment test.

Results of Operations
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Overview
The following table sets forth our summarized, consolidated results of operations for the three month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Total revenues	$225,508	$143,096	$82,412	58%
Gross profit	102,590	59,234	43,356	73%
Income (loss) from operations	37,951	(6,848)	44,799	*
Loss before income taxes	(17,494)	(10,705)	(6,789)	63%
Benefit from income taxes	(7,086)	(4,372)	(2,714)	62%
Net loss	$(10,408)	$(6,333)	$(4,075)	64%
* Percentage exceeds 100%
Consolidated total revenues for the three month period ended March 31, 2016 increased by 58% or $82.4 million to $225.5 million, compared to $143.1 million in the prior year period. The increase was primarily due to the addition of product revenues from the Tower acquisition that closed in March 2015, increased sales of diclofenac sodium gel, a product licensed under our agreement with Tolmar, and the addition of sales from Rytary®, which we launched in April 2015. Product volumes (including acquisitions) and new product launches increased total revenues by 44.3% and 23.8%, respectively, while product selling price decreased total revenues by 10.6%, in each case compared to the prior year period.
Revenues from our Impax Generics division increased by $41.3 million during the three month period ended March 31, 2016, as compared to the prior year period, driven primarily by revenues resulting from the Tower acquisition and increased sales volume from diclofenac sodium gel, partially offset by reduced sales from our other existing products, in each case compared to the prior year period. Revenues from Impax Specialty Pharma division increased $41.1 million during the three month period ended March 31, 2016 as compared to the prior year period, as a result of sales from Rytary® as well as increased sales volumes from products acquired in the Tower acquisition, including sales from our anthelmintic products franchise.
Net loss for the three month period ended March 31, 2016 was $10.4 million, an increase of $4.1 million as compared to a net loss of $6.3 million for the three month period ended March 31, 2015. The increase in net loss compared to the prior year period was primarily attributable to the $48.0 million reserve recorded as a result of the uncertainty of collection of the receivable from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities, partially offset by higher profit as a result of an overall increase in consolidated total revenues during the current period as noted above. Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” for information related to the Turing reserve.

Impax Generics
The following table sets forth results of operations for Impax Generics for the three month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Generics sales, net	$167,184	$125,959	$41,225	33%
Rx Partner	2,835	2,239	596	27%
Other Revenues	60	543	(483)	(89)%
Total revenues	170,079	128,741	41,338	32%
Cost of revenues	110,122	76,472	33,650	44%
Gross profit	59,957	52,269	7,688	15%

Operating expenses:
Selling, general and administrative	4,774	4,286	488	11%
Research and development	14,595	10,863	3,732	34%
Patent litigation expenses	114	778	(664)	(85)%
Total operating expenses	19,483	15,927	3,556	22%
Income from operations	$40,474	$36,342	$4,132	11%
Revenues
Total revenues for Impax Generics for the three month period ended March 31, 2016, were $170.1 million, an increase of 32% over the same period in 2015, principally resulting from the increased sales volumes of diclofenac sodium gel as well as the addition of revenue resulting from the Tower acquisition partially offset by the decrease in sales from our other existing products.
Cost of Revenues
Cost of revenues was $110.1 million for the three month period ended March 31, 2016, an increase of $33.7 million compared to the prior year period, principally resulting from the increased costs related to increased product sales, increased product amortization incurred in connection with the Tower acquisition, and costs related to the Middlesex manufacturing and packaging restructuring, partially offset by the absence of Hayward remediation costs in the current period compared to Hayward remediation costs of $3.1 million in the prior year period.
Gross Profit
Gross profit for the three month period ended March 31, 2016 was $60.0 million, or 35% of total revenues, as compared to $52.3 million, or 41% of total revenues, in the prior year period. The increase in gross profit was primarily driven by the increase in sales from diclofenac sodium gel and the decrease in gross margin was attributable to higher sales from our lower margin products in each case compared to the prior year period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three month period ended March 31, 2016 were $4.8 million, as compared to $4.3 million for the three month period ended March 31, 2015. The increase of $0.5 million compared to the prior year period was primarily due to an increase in personnel costs related to the sales and marketing teams and an increase in annual FDA fees, partially offset by a decrease in trade accounts receivable reserve expense.
Research and Development Expenses
Total research and development expenses for the three month period ended March 31, 2016 were $14.6 million, an increase of 34%, as compared to $10.9 million in the prior year period, primarily due to an increase in external development costs due to increased research and development portfolio projects and the inclusion of research and development expenses from the Tower acquired companies, partially offset by lower personnel costs in the research and development team due to vacancies.

Patent Litigation Expenses
Patent litigation expenses for the three month period ended March 31, 2016 were $0.1 million, as compared to $0.8 million for the three month period ended March 31, 2015. The decrease in patent litigation expenses of $0.7 million compared to the prior year period was the result of legal activity related to cases in the prior year period for which there was no corresponding activity in the current year period.
Impax Specialty Pharma
The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Specialty Pharma sales, net	$55,429	$14,128	$41,301	*
Other Revenues	—	227	(227)	*
Total revenues	55,429	14,355	41,074	*
Cost of revenues	12,796	7,390	5,406	73%
Gross profit	42,633	6,965	35,668	*

Operating expenses:
Selling, general and administrative	13,818	14,856	(1,038)	(7)%
Research and development	4,427	4,099	328	8%
Patent litigation expenses	1,205	182	1,023	*
Total operating expenses	19,450	19,137	313	2%
Income (loss) from operations	$23,183	$(12,172)	$35,355	*
* Percentage exceeds 100%
Revenues
Total revenues for Impax Specialty Pharma were $55.4 million for the three month period ended March 31, 2016, an increase of $41.1 million over the same period in the prior year, primarily due to sales from Rytary® which we launched in April 2015 and EMVERM™ and increased revenues resulting from the Tower acquisition, including sales from our anthelmintic products franchise.
Cost of Revenues
Cost of revenues was $12.8 million for the three month period ended March 31, 2016, an increase of $5.4 million over the prior year period. In addition to increased costs related to increased product sales, cost of revenues increased during the current year period due to higher amortization costs in connection with the Tower acquisition.
Gross Profit
Gross profit for the three month period ended March 31, 2016 was $42.6 million, or 77% of total revenues, as compared to $7.0 million, or 49% of total revenues, in the prior year period. The revenue from sales of Rytary® and revenues resulting from the Tower acquisition, including sales from our anthelmintic products franchise, were the primary drivers for the increase in gross profit and gross margin compared to the prior year period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $13.8 million for the three month period ended March 31, 2016, a decrease of $1.0 million as compared to $14.9 million in the prior year period. The decrease in expenses during the current period was primarily driven by training expenses incurred during the three month period ending March 31, 2015 to support the launch of Rytary®, for which there was no comparable expense during the current period. The decrease in expenses during the current period compared to the prior year period was partially offset by increased expenses during the current period related to the

Company's sales force expansion to support Rytary® and increased advertising and promotion expenses to support the new indication of Zomig® nasal spray approved by the FDA in June 2015.
Research and Development Expenses
Total research and development expenses for the three month period ended March 31, 2016 were $4.4 million, an increase of $0.3 million as compared to $4.1 million in the prior year period. The increase was primarily driven by an increase in research and development expenses related to our branded initiatives.
Patent Litigation Expenses
Patent litigation expenses for the three month period ended March 31, 2016 were $1.2 million, as compared to $0.2 million for the three month period ended March 31, 2015. The increase in patent litigation expense was the result of legal activity related to a patent matter in the current period for which there was no corresponding activity in the prior year period.
Corporate and Other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
General and administrative expenses	$25,706	$31,018	$(5,312)	(17)%
Unallocated corporate expenses	(25,706)	(31,018)	5,312	(17)%

Interest expense	(8,331)	(3,975)	(4,356)	*
Interest income	333	284	49	17%
Reserve for Turing receivable	(48,043)	—	(48,043)	*
Other income (expense), net	596	(166)	762	*
Loss before income taxes	(81,151)	(34,875)	(46,276)	*
Benefit for income taxes	$(7,086)	$(4,372)	$(2,714)	62%
* Percentage exceeds 100%
General and Administrative Expenses
General and administrative expenses for the three month period ended March 31, 2016 were $25.7 million, a $5.3 million decrease over the same period in 2015. The decrease was principally driven by Tower acquisition related costs in the prior year period, for which there were no comparable costs in the current period.
Interest Expense
Interest expense in the three month period ended March 31, 2016 was $8.3 million, compared to $4.0 million of interest expense during the prior year period. The current year $8.3 million of interest expense was incurred on our outstanding convertible notes, of which $3.0 million was cash and $5.3 million was non-cash accretion of the debt discount attributable to the deferred financing costs and bifurcation of the conversion option of our convertible senior notes, which also reduced the carrying value of the notes on our consolidated balance sheet. The prior year interest expense of $4.0 million related to our $435 million senior loan with Barclays Bank PLC (which was later paid off and terminated from the proceeds of our convertible notes issued subsequently in June 2015), consisting of $2.3 million in commitment fees incurred prior to the closing of the Tower acquisition, $1.5 million of interest expense and $0.2 million in amortization of deferred financing costs.
Interest Income
Interest income in the three month period ended March 31, 2016 was $0.3 million and was relatively consistent with the same period in 2015.
Reserve for Turing Receivable

During the three month period ended March 31, 2016, we recorded a reserve of $48.0 million, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of March 31, 2016. Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” for additional information related to the Turing receivable.

Other Income (Expense), net
Other income, net in the three month period ended March 31, 2016 was $0.6 million, as compared to other expense, net of $0.2 million in the three month period ended March 31, 2015. The income in the current year was primarily driven by a legal settlement payment received during the current period for which there was no comparable amount in the prior year period.
Income Taxes
During the three month period ended March 31, 2016 and 2015, we recognized aggregate consolidated tax benefits of $7.1 million and $4.4 million, respectively, for U.S. domestic and foreign income taxes. The effective tax rate for the three months ended March 31, 2016 and 2015 was 41% for both periods. The amount of tax benefit recorded for the three months ended March 31, 2016 reflects our estimate as of such date of the annual effective tax rate applied to the year-to-date loss. A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable as described above under "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Accounting Policies - Concentration of Credit Risk" is also reflected in income tax benefit for the three months ended March 31, 2016. Excluding discrete items, our estimate of the annualized effective tax rate for the three months ended March 31, 2016 was 34%. The effective tax rate, including the effects of discrete tax income tax items, was 41% for the three months ended March 31, 2016. Due to the taxable loss for the three months ended March 31, 2016, the discrete tax benefit increased the tax rate. The increase in the aggregate tax benefit resulted from higher consolidated loss before taxes in the three month period ended March 31, 2016, as compared to the same period in the prior year. The increase in tax benefit was also a result of a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; the inclusion of the federal research and development credit which was permanently reinstated in December of 2015; and an increase in the deferred tax asset related to a state R&D tax credit carryforward in a state with indefinite carryforwards. We are closely monitoring the events and circumstances that determine the need for a valuation allowance related to state research and development tax credit carryforwards and have determined that, based upon the evaluation of the provisions of ASC 740, no valuation allowance will be recorded at this time.

Liquidity and Capital Resources

We generally fund our operations with cash flows from operating activities, although we have also funded our operations with proceeds from the sale of debt and equity securities. Our cash flows from operating activities consist primarily of the proceeds from sales of our products and services.

We expect to incur significant operating expenses, including research and development and patent litigation expenses, for the foreseeable future. In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment, which may result in a significant use of cash. We believe our existing cash and cash equivalents, together with cash expected to be generated from operations and our revolving line of credit facility, will be sufficient to meet our cash requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration and licensing agreements, as well as from the debt and equity capital markets, to fund capital expenditures, research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions or otherwise. We cannot be assured that such financing will be available on favorable terms, or at all.

Cash and Cash Equivalents

At March 31, 2016, we had $412.2 million in cash and cash equivalents, an increase of $71.8 million as compared to December 31, 2015. As more fully discussed below, the increase in cash and cash equivalents during the three month period ended March 31, 2016 was primarily driven by $77.5 million of net cash provided by operating activities and $8.1 million of net cash provided by financing activities, partially offset by $14.4 million of cash used in investing activities.

Cash Flows - Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Net cash provided by operating activities for the three month period ended March 31, 2016 was $77.5 million, an increase of $53.8 million compared to $23.7 million for the same period of the prior year. The period over period increase in net cash provided by operating activities principally resulted from an increase in income from operations and improvement in working capital, primarily attributable to a reduction in accounts receivable and increased non-cash expenses during the current period, including depreciation, amortization, and a portion of interest expense, which were added back to the net loss to determine cash flows from operating activities. The reduction in accounts receivable was largely due to improved cash collections of our accounts receivable. Depreciation and amortization expense increased primarily as a result of higher asset balances resulting from the Tower acquisition, and non-cash interest expense increased as a result of the accretion of the debt discounts related to our 2% Convertible Senior Notes due June 2022.

Net cash used in investing activities for the three month period ended March 31, 2016 was $14.4 million, a decrease of $483.0 million compared to $497.3 million for the same period of the prior year. The period over period decrease in net cash used in investing activities was due primarily to $697.2 million of cash used (net of cash acquired) to fund the Tower acquisition during the three month period ended March 31, 2015, partially offset by proceeds from maturities of short-term investments of $200.1 million, with those cash proceeds used to fund part of the Tower acquisition purchase price in 2015. There were no similar significant transactions during the three month period ended March 31, 2016.

Net cash provided by financing activities for the three month period ended March 31, 2016 was $8.1 million, a decrease of $412.8 million compared to $420.9 million for the same period of the prior year. The period over period decrease in net cash provided by financing activities was primarily due to the $435.0 million Barclays term loan issued in connection with the Tower acquisition, which was offset by $17.8 million of associated debt issuance costs, during the three month period ended March 31, 2015. There were no similar significant transactions during the three month period ended March 31, 2016. Please refer to “Outstanding Debt Obligations” below for further details on our current indebtedness and credit facility.

Outstanding Debt Obligations
2% Convertible Senior Notes due June 2022
On June 30, 2015, we issued an aggregate principal amount of $600.0 million of 2.00% Convertible Senior Notes due June 2022 (the “Notes”) in a private placement offering, which are our senior unsecured obligations. The Notes were issued pursuant to an Indenture dated June 30, 2015 (the “Indenture”) between us and Wilmington Trust, N.A. as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be due and payable immediately. The Notes will mature on June 15, 2022, unless earlier redeemed, repurchased or converted. The Notes bear interest at a rate of 2.00% per year, and interest is payable semiannually in arrears on June 15 and December 15 of each year, beginning from December 15, 2015.
The conversion rate for the Notes is initially set at 15.7858 shares per $1,000 of principal amount, which is equivalent to an initial conversion price of $63.35 per share of our common stock. If a Make-Whole Fundamental Change (as defined in the Indenture) occurs or becomes effective prior to the maturity date and a holder elects to convert its Notes in connection with the Make-Whole Fundamental Change, we are obligated to increase the conversion rate for the Notes so surrendered by a number of additional shares of our common stock as prescribed in the Indenture. Additionally, the conversion rate is subject to adjustment in the event of an equity restructuring transaction such as a stock dividend, stock split, spinoff, rights offering, or recapitalization through a large, nonrecurring cash dividend (“standard antidilution provisions,” per ASC 815-40).
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

Concurrently with the offering of the Notes and using a portion of the proceeds from the sale of the Notes, we entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Notes. The Note Hedge Transactions and Warrant Transactions are separate transactions, in each case, entered into by us with a financial institution and are not part of the terms of the Notes. These transactions will not affect any holder’s rights under the Notes, and the holders of the Notes have no rights with respect to the Note Hedge Transactions and Warrant Transactions. See "Note 13. Debt" and “Note 14. Stockholders’ Equity” for additional information.
For the three months ended March 31, 2016, we recognized $8.3 million of interest expense related to the Notes, of which $3.0 million was cash and $5.3 million was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on our consolidated balance sheets, with a carrying value of $429.9 million and $424.6 million as of March 31, 2016 and December 31, 2015, respectively. Accrued interest payable on the Notes of $3.5 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively, is included in accrued expenses on our consolidated balance sheets.
Royal Bank of Canada $100.0 Million Revolver
On August 4, 2015, we entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) of up to $100 million, pursuant to a credit agreement, by and among us, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent (the “Revolving Credit Facility Agreement”). The Revolving Credit Facility is available for working capital and other general corporate purposes. Borrowings under the Revolving Credit Facility will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.75% based on our total net leverage ratio. The Revolving Credit Facility will mature on August 4, 2020. No borrowings have been drawn from the Revolving Credit Facility from its inception through March 31, 2016.
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Commitments and Contractual Obligations

As of March 31, 2016, there were no significant changes to our contractual obligations as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 5. Recent Accounting Pronouncements" above.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash equivalents and short-term investments included a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. We had no short-term investments as of March 31, 2016 or December 31, 2015.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. We limit our credit risk associated with cash equivalents and short-term investments by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly-rated money market funds. As discussed above under “Outstanding Debt Obligations,” we are party to the Revolving Credit Facility of up to $100 million, which is available for working capital and other general corporate purposes. We also issued the Notes in a private placement offering on June 30, 2015, which are our senior unsecured obligations, as described above under “Outstanding Debt Obligations.”
We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers. As discussed above under "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” we recorded a reserve in the amount of $48.0 million on our consolidated statement of operations for the period ended March 31, 2016, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of March 31, 2016.

We do not use derivative financial instruments or engage in hedging activities in our ordinary course of business and have no material foreign currency exchange exposure or commodity price risks. See “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 22. Segment Information” for more information regarding the value of our investment in Impax Laboratories (Taiwan), Inc.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2016 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
Information pertaining to legal proceedings can be found in “Item 1. Financial Statements - Notes to Interim Consolidated Financial Statements - Note 21. Legal and Regulatory Matters” and is incorporated by reference herein.
Item 1A. Risk Factors
During the quarter ended March 31, 2016, except as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.
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

We and/or our third party partners are routinely subject to patent infringement suits related to our Generics Division products, including as of May 6, 2016, one related to oxymorphone hydrochloride tablets. If this or any of our future patent litigation matters involving generic products are resolved unfavorably, we or our alliance or collaboration partners may be enjoined from manufacturing, developing or selling the generic product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell generic products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. In our branded products division, as of May 6, 2016, we were involved in two patent infringement suits, one related to Zomig® nasal spray and the other related to Rytary®. If these patent litigation matters involving our branded products are resolved unfavorably, our Zomig® nasal spray product and/or Rytary® may face generic competition significantly earlier than the date of patent expirations for the products. We have incurred substantial expense to defend the foregoing patent litigation suits. Although it is not currently possible to quantify the liability we could incur if any of the above referenced patent litigation suits are decided against us, any unfavorable outcome on such matters could have a material adverse effect on our business, results of operations and financial condition.

In addition to patent infringement litigation claims, we are or may become a party to other litigation in the ordinary course of our business, including, among others, matters alleging product liability, other intellectual property rights infringement, violations of antitrust and securities laws, employment discrimination or breach of commercial contracts. For instance, on May 2, 2016, we filed suit against Turing Pharmaceuticals AG (“Turing”) in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from us the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the “Turing APA”). Specifically, the suit seeks (i) a declaratory judgment that we may revoke Turing’s right to sell Daraprim® under our labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Turing APA for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse us for in excess of $20 million of chargebacks and Medicaid rebate liability and for future amounts that may be due.  If Turing for any reason does not, or is unable to, make its reimbursement payments to us, it could result in a material charge to us. We recorded a reserve in the amount of $48 million on our consolidated statements of operations for the period ended March 31, 2016, representing the full amount of the estimated receivable due from Turing as of

March 31, 2016. An unfavorable outcome in our suit against Turing, similar to an unfavorable outcome in any of our other significant legal proceedings, could have a material adverse effect on our business, results of operation and financial condition.

A detailed description of our significant legal proceedings are described in “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 21. Legal and Regulatory Matters.” In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could have a material adverse effect on our business, results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding the purchases of our equity securities by us during the three months ended March 31, 2016.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	13,651	$40.45	—	—
February 1, 2016 to February 29, 2016	13,314	$33.27	—	—
March 1, 2016 to March 31, 2015	241	$35.63	—	—

(1)
Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

Item 3.    Defaults Upon Senior Securities.
Not Applicable.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Not Applicable.

Item 6.    Exhibits.

Exhibit No.	Description of Document
11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2016 and 2015 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2016		Impax Laboratories, Inc.
(Registrant)

	By:	/s/ Fred Wilkinson
Fred Wilkinson
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for each of the three months ended March 31, 2016 and 2015 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith