Form 10-Q
period 2016-06-30
IMPAX LABORATORIES INC
filed 2016-08-09
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________
Commission file number 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No ☒

As of August 4, 2016, there were 73,859,323 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$366,846	$340,351
Accounts receivable, net	237,454	324,451
Inventory, net	148,079	125,582
Prepaid expenses and other current assets	24,339	31,689
Total current assets	776,718	822,073

Property, plant and equipment, net	223,475	214,156
Intangible assets, net	581,791	602,020
Goodwill	208,382	210,166
Deferred income taxes	597	315
Other non-current assets	58,973	73,757
Total assets	$1,849,936	$1,922,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,518	$56,325
Accrued expenses	201,810	204,711
Accrued profit sharing and royalty expenses	13,620	65,725
Total current liabilities	265,948	326,761

Long-term debt, net	435,265	424,595
Deferred income taxes	38,172	72,770
Other non-current liabilities	37,161	35,952
Total liabilities	776,546	860,078

Commitments and contingencies (Notes 20 and 21)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; No shares issued or outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 74,106,376 issued and 73,862,647 outstanding shares at June 30, 2016; 72,926,205 issued and 72,682,476 outstanding shares at December 31, 2015	741	729
Treasury stock at cost: 243,729 shares at June 30, 2016 and December 31, 2015	(2,157)	(2,157)
Additional paid-in capital	525,182	504,077
Retained earnings	557,114	570,223
Accumulated other comprehensive loss	(7,490)	(10,463)
Total stockholders’ equity	1,073,390	1,062,409
Total liabilities and stockholders' equity	$1,849,936	$1,922,487

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Impax Generics, net	$121,695	$174,679	$291,774	$303,420
Impax Specialty Pharma, net	50,895	39,503	106,324	53,858
Total revenues	172,590	214,182	398,098	357,278
Cost of revenues	99,606	129,331	222,524	213,193
Gross profit	72,984	84,851	175,574	144,085

Operating expenses:
Selling, general and administrative	44,908	48,309	89,206	98,469
Research and development	21,746	16,995	40,768	31,957
Patent litigation	1,929	1,494	3,248	2,454
Total operating expenses	68,583	66,798	133,222	132,880
Income from operations	4,401	18,053	42,352	11,205

Other income (expense):
Interest expense	(8,454)	(6,953)	(16,785)	(10,928)
Interest income	340	294	673	578
Reserve for Turing receivable	—	—	(48,043)	—
Loss on debt extinguishment	—	(16,903)	—	(16,903)
Other, net	(237)	961	359	795
Loss before income taxes	(3,950)	(4,548)	(21,444)	(15,253)
Benefit from income taxes	(1,249)	(2,696)	(8,335)	(7,068)
Net loss	$(2,701)	$(1,852)	$(13,109)	$(8,185)

Net loss per common share:
Basic	$(0.04)	$(0.03)	$(0.18)	$(0.12)
Diluted	$(0.04)	$(0.03)	$(0.18)	$(0.12)

Weighted-average common shares outstanding:
Basic	71,100,123	69,338,789	70,882,759	69,154,357
Diluted	71,100,123	69,338,789	70,882,759	69,154,357

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,701)	$(1,852)	$(13,109)	$(8,185)
Other comprehensive loss component:
Currency translation adjustments	(70)	684	2,973	3,584
Comprehensive loss	$(2,771)	$(1,168)	$(10,136)	$(4,601)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,109)	$(8,185)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,419	29,786
Non-cash interest expense	10,714	928
Share-based compensation expense	15,662	13,559
Tax benefit from employees’ exercises of stock options and vestings of restricted stock awards	(540)	(4,319)
Deferred income taxes, net and uncertain tax positions	(21,294)	(9,464)
Intangible asset impairment charges	2,491	—
Accrued profit sharing and royalty expenses, net of payments	(52,105)	20,236
Reserve for Turing receivable	48,043	—
Loss on debt extinguishment	—	16,903
Provision for inventory reserves	9,300	(6,597)
Other	(144)	(535)
Changes in certain assets and liabilities:
Accounts receivable	38,954	(37,638)
Inventory	(33,588)	(6,146)
Prepaid expenses and other assets	(5,185)	(19,774)
Accounts payable and accrued expenses	(13,324)	(20,108)
Other liabilities	1,489	(1,231)
Net cash provided by (used in) operating activities	23,783	(32,585)

Cash flows from investing activities:
Payment for business acquisition, net of cash acquired	—	(697,183)
Proceeds from sales of intangible assets acquired and immediately divested	—	4,000
Purchases of property, plant and equipment	(20,512)	(8,482)
Proceeds from sales of property, plant and equipment	1,346	—
Payments for licensing agreements	(3,500)	(5,550)
Proceeds from repayment of Tolmar loan	15,000	—
Maturities of short-term investments	—	200,064
Net cash used in investing activities	(7,666)	(507,151)

Cash flows from financing activities:
Proceeds from sale of convertible notes	—	600,000
Proceeds from issuance of term loan	—	435,000
Repayment of term loan	—	(435,000)
Payment of deferred financing fees	—	(36,440)
Purchase of bond hedge derivative asset	—	(147,000)
Proceeds from sale of warrants	—	88,320
Tax benefit from employees’ exercises of stock options and vestings of restricted stock awards	540	4,319
Proceeds from exercises of stock options and ESPP	9,178	5,383
Net cash provided by financing activities	9,718	514,582

Effect of exchange rate changes on cash and cash equivalents	660	572

Net increase (decrease) in cash and cash equivalents	26,495	(24,582)
Cash and cash equivalents, beginning of period	340,351	214,873
Cash and cash equivalents, end of period	$366,846	$190,291

Supplemental disclosure of cash flow information:
Cash paid for interest	6,012	9,828
Cash paid for income taxes	22,449	24,422

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
Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following four sales channels: the “Impax Generics” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who, in turn, sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 23. Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are reported under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.”
Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary branded pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the U.S. Food and Drug Administration ("FDA") on January 7, 2015 and which the Company began marketing in the United States in April 2015. The Company received marketing authorization from the European Commission for NUMIENT™ (the brand name of IPX066 outside of the United States) during the fourth quarter of fiscal year 2015. In addition to Rytary®, Impax Specialty Pharma is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories (the "AZ Agreement"), and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 23. Supplementary Financial Information.” Finally, the Company generated revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company (which was terminated by mutual agreement of the parties effective

December 23, 2015), and reports such revenue under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. See “Note 22. Segment Information” for financial information about our segments for the three and six months ended June 30, 2016 and 2015.

Operating Locations

The Company owns and/or leases facilities in California, Pennsylvania, New Jersey and Taiwan, Republic of China (“R.O.C.”). In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases two facilities in Hayward, utilized for additional research and development, equipment storage and quality assurance support. In Pennsylvania, the Company leases facilities in Chalfont, Montgomeryville, and Horsham used for sales and marketing, finance, and administrative personnel. In addition, the Company previously owned a packaging plant in Philadelphia, PA that was closed and sold in February 2016 in conjunction with the Company's restructuring of its packaging and distribution operations announced in June 2015 and discussed below in "Note 17. Restructurings." In New Jersey, the Company leases manufacturing, packaging, research and development and warehousing facilities in Middlesex, New Jersey and office space in Bridgewater, New Jersey. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

2. BUSINESS ACQUISITION
On March 9, 2015, the Company completed the Tower acquisition, which included the acquisition of all of the outstanding shares of common stock of Tower and Lineage, pursuant to the Stock Purchase Agreement dated as of October 8, 2014, by and among the Company, Tower, Lineage, Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., and the other parties thereto, including holders of certain options and warrants, to acquire the common stock of Tower and Lineage. In connection with the Tower acquisition, all of the options and warrants of Tower and Lineage that were outstanding at the time of the acquisition were cancelled. The total consideration paid for Tower and Lineage was $691.3 million, net of $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage and post-closing working capital adjustments. The Company incurred total acquisition-related costs of $10.9 million, of which $6.8 million were incurred during the six months ended June 30, 2015 and included in selling, general and administrative expenses in the Company’s consolidated statement of operations for that period. In connection with the Tower acquisition, the Company recorded an accrual for severance and related termination costs of $2.4 million during 2015 related to the elimination of approximately 10 positions at the acquired companies. As of June 30, 2016, the Company had paid all severance and related termination costs related to the Tower acquisition.
The Tower acquisition allows the Company to expand its commercialized generic and branded product portfolios. The Company has also leveraged its sales and marketing organization to promote the marketed products acquired.
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

Accounts receivable (1)	$56,851
Inventory	31,259
Income tax receivable and other prepaid expenses	2,407
Property, plant and equipment	27,540
Intangible assets	632,600
Intangible assets held for sale	4,000
Goodwill	180,808
Deferred income taxes	37,041
Other non-current assets	3,844
Total assets acquired	976,350

Current liabilities	67,706
Deferred tax liabilities	210,005
Other non-current liabilities	7,291
Total liabilities assumed	285,002

Cash paid, net of cash acquired (2)	$691,348

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
The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital /contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors. The discount rates used to arrive at the present value at the acquisition date of currently marketed products was 15%. For in-process research and development, the discount rate used was 16% to reflect the internal rate of return and incremental commercial uncertainty in the cash flow projections. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results.

Goodwill
The Company recorded $180.8 million of goodwill in connection with the Tower acquisition, some of which will not be tax-deductible. Goodwill of $59.7 million was assigned to the Impax Specialty Pharma segment and $121.1 million was assigned to the Impax Generics segment. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand its generic and branded pharmaceutical product portfolios and to acquire certain benefits from the Tower and Lineage product pipelines, in addition to the anticipated synergies that the Company expects to generate from the acquisition.
Unaudited Pro Forma Results of Operations
The following table reflects the unaudited pro forma combined results of operations for the six months ended June 30, 2015 (assuming the closing of the Tower acquisition occurred on January 1, 2014) (in thousands):

Six Months Ended June 30, 2015
Total revenues	$389,715
Net income (loss)	$(6,158)
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

•	Adjustments to cost of revenues related to the fair value adjustments in inventory sold, including elimination of $5 million for the six months ended June 30, 2015, respectively;

•
Adjustments to selling, general and administrative expense related to severance and retention costs of $3 million incurred as part of the transaction.  These costs were eliminated in the pro forma results for the six months ended June 30, 2015;

•
Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the transaction include the elimination of $12 million of charges in the pro forma results for the six month period ended June 30, 2015; and

•
Adjustments to reflect the elimination of $2.3 million in commitment fees related to the Company's $435 million term loan with Barclays Bank PLC (described in "Note 13. Debt" below) that were incurred during the six months ended June 30, 2015.

All of the items above were adjusted for the applicable tax impact.

3. BASIS OF PRESENTATION
Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments necessary for a fair presentation of the accompanying balance sheets and statements of operations, comprehensive loss, and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.
Principles of Consolidation
The Company's unaudited interim consolidated financial statements include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories USA, LLC, Impax Laboratories (Taiwan), Inc., ThoRx Laboratories, Inc., Impax International Holdings, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) C.V., Impax Laboratories (Netherlands) B.V., Impax Laboratories Ireland Limited, Lineage and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech (Taiwan), Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at June 30, 2016. All significant intercompany accounts and transactions have been eliminated.
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
The Company applies the guidance of ASC 605-25 to the Strategic Alliance Agreement, as amended, with Teva Pharmaceuticals USA, Inc., an affiliate of Teva Pharmaceutical Industries Limited (the “Teva Agreement”). The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes deferred revenue on a straight-line basis over the expected period of performance for such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.
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
In accordance with the terms of the Turing APA and in accordance with federal laws and regulations, the Company receives, and is initially responsible for processing and paying (subject to reimbursement by Turing), all chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code.  Under the terms of the Turing APA, Turing is responsible for liabilities related to chargebacks and rebates that arise as a result of Turing’s marketing or selling related activities in connection with Daraprim®.
During the fourth quarter of 2015, the Company began receiving invoices for chargebacks from wholesalers and rebates from various state Medicaid agencies for Daraprim® purchases made by governmental agencies during the third quarter of 2015.  As a result, the Company recorded a $40.6 million receivable from Turing as of December 31, 2015, representing actual invoices received related to the third quarter of 2015 and an estimate for invoices not yet received related to the third and fourth quarters of 2015. During the first and second quarters of 2016, the Company received additional invoices related to the third and fourth quarters of 2015, respectively, and recorded an estimate for invoices not yet received related to the first and second quarters of 2016. In total, the Company recorded an additional $7.4 million receivable from Turing during the six month period ended June 30, 2016, resulting in an estimated accounts receivable balance due to the Company of $48.0 million as of June 30, 2016, with over $30.0 million of such amount representing overdue unpaid invoices due from Turing for chargebacks and Medicaid rebate liability as of June 30, 2016. The Company also recorded as of June 30, 2016 an estimated accrued liability of $24.4 million for amounts owed to wholesalers, Medicaid and other governmental agencies for Daraprim®. The difference of $23.6 million between the estimated accounts receivable due from Turing and the estimated accrued liability represents payments made by the Company on Turing's behalf during the first and second quarters of 2016. As of August 4, 2016, the amount of total payments made by the Company on Turing’s behalf was $30.2 million.

As a result of the uncertainty of the Company collecting the reimbursement amounts owed by Turing that developed since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company recorded a reserve in the amount of $48.0 million on the Company’s consolidated statement of operations in "Other income (expense)" for the three month period ended March 31, 2016, representing the full amount of the estimated receivable due from Turing as of March 31, 2016. There was no change to the reserve as of June 30, 2016.

On May 2, 2016, the Company filed suit against Turing in the United States District Court for the Southern District of New York alleging breach of the terms of the Turing APA seeking (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Turing APA for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $30 million, and for future amounts that may be due.  See “Note 21. Legal and Regulatory Matters” for a description of the Company’s suit against Turing. If the Company receives an unfavorable outcome in its suit against Turing or if Turing for any reason does not, or is unable to, make its reimbursement payments to the Company, it could have a material adverse effect on the Company’s business, results of operation and financial condition.

5. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers” (Topic 606) regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. This update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of the previously issued revenue recognition guidance by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. In April 2016 and May 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" and ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," respectively. Both of these updates provide improvements and clarification to the previously issued revenue recognition guidance. The guidance can be applied using one of two methods: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory,” with guidance regarding the accounting for and measurement of inventory. The update requires that inventory measured using first-in, first-out ("FIFO") shall be measured at the lower of cost and net realizable value. When there is evidence that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The guidance will be effective for annual and interim periods beginning after December 15, 2016. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): “Simplifying the Accounting for Measurement-Period Adjustments,” with guidance regarding the accounting for and disclosure of measurement-period adjustments that occur in periods after a business combination is consummated. This update requires that the acquirer recognize measurement-period adjustments in the reporting period in which they are determined and, as such, eliminates the previous requirement to retrospectively account for these adjustments. This update also requires an entity to present separately on the face of the income statement, or disclose in the notes, the amount recorded in the current-period income statement that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The effective date for annual and interim periods begins after December 15, 2015. The Company adopted this guidance during 2016, and it did not have a material effect on the Company’s consolidated financial statements.
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

6. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS
The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2016 and December 31, 2015 due to their short-term nature.
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
The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are indicated below (in thousands):

	As of June 30, 2016
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan assets(1)	$30,980	$30,980	$—	$30,980	$—
Liabilities
2% Convertible senior notes due June 2022(2)	$600,000	$524,988	$524,988	$—	$—
Deferred Compensation Plan liabilities(1)	$27,768	$27,768	$—	$27,768	$—

	As of December 31, 2015
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan assets(1)	$30,726	$30,726	$—	$30,726	$—
Liabilities
2% Convertible senior notes due June 2022(2)	$600,000	$602,250	$602,250	$—	$—
Deferred Compensation Plan liabilities(1)	$25,581	$25,581	$—	$25,581	$—

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

(2)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at June 30, 2016 and December 31, 2015 represents the unaccreted discounts related to deferred debt issuance costs and bifurcation of the conversion feature of the notes.

7. SHORT-TERM INVESTMENTS
Prior to December 31, 2014, the Company invested its excess cash in high quality (AAA-rated) short-maturity marketable debt securities, such as commercial paper and corporate bonds. The Company historically held all of its investments in marketable debt securities until maturity. Accordingly, these investments were accounted for as “held-to-maturity” securities and were recorded at amortized cost, which approximated fair value. During the first quarter of 2015, the Company allowed all of its investments in marketable debt securities to mature. The proceeds from these maturities of $200.1 million were used to fund the Tower acquisition on March 9, 2015. The Company held no short-term investments as of June 30, 2016 and December 31, 2015.

8.  ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows (in thousands):

	June 30, 2016	December 31, 2015
Gross accounts receivable (1)	$778,444	$738,730
Less: Rebate reserve	(359,755)	(265,229)
Less: Chargeback reserve	(92,543)	(102,630)
Less: Distribution services reserve	(12,704)	(12,576)
Less: Discount reserve	(14,731)	(18,657)
Less: Uncollectible accounts reserve (2)	(61,257)	(15,187)
Accounts receivable, net	$237,454	$324,451
(1) Includes estimated $48.0 million and $40.6 million as of June 30, 2016 and December 31, 2015, respectively, receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities.
(2) As a result of the uncertainty of collection that developed since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company recorded a reserve of $48.0 million as of June 30, 2016, which represents the full amount of the estimated receivable due from Turing as of that date. See "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for additional information regarding the Turing receivable.
A roll-forward of the rebate and chargeback reserves activity for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows (in thousands):

Rebate reserve	June 30, 2016	December 31, 2015
Beginning balance	$265,229	$88,812
Acquired balances	—	75,447
Provision recorded during the period for Impax Generics rebates	363,573	571,642
Credits issued during the period for Impax Generics rebates	(269,047)	(470,672)
Ending balance	$359,755	$265,229
The payment mechanisms for rebates in the Impax Generics and Impax Specialty Pharma divisions are different, which impacts the location on the Company's balance sheet. Impax Specialty Pharma rebates are classified as Accrued Expenses on the Company's consolidated balance sheets.

Chargeback reserve	June 30, 2016	December 31, 2015
Beginning balance	$102,630	$43,125
Acquired balances	—	24,532
Provision recorded during the period	430,155	833,157
Credits issued during the period	(440,242)	(798,184)
Ending balance	$92,543	$102,630

9.  INVENTORY
Inventory, net of carrying value reserves, at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$55,589	$52,366
Work in-process	5,632	4,417
Finished goods	102,664	82,311
Total inventory	163,885	139,094
Less: Non-current inventory	15,806	13,512
Total current inventory	$148,079	$125,582
Inventory carrying value reserves were $33.4 million and $24.1 million at June 30, 2016 and December 31, 2015, respectively.
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch, FDA approval is expected in the near term, and/or the related litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory; and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding branded product, and once a generic product is approved, the pre-launch inventory is typically sold within the subsequent three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices. The carrying value of unapproved inventory less reserves was $7.8 million and $8.7 million at June 30, 2016 and December 31, 2015, respectively.
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

10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net of accumulated depreciation, consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$5,603	$5,773
Buildings and improvements	170,968	165,322
Equipment	140,069	135,998
Office furniture and equipment	15,983	14,548
Construction in-progress	36,093	25,659
Property, plant and equipment, gross	368,716	347,300
Less: Accumulated depreciation	(145,241)	(133,144)
Property, plant and equipment, net	$223,475	$214,156
Depreciation expense was $14.2 million and $10.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
Unpaid vendor invoices relating to purchases of property, plant and equipment of $5.7 million and $1.3 million, which were accrued as of June 30, 2016 and June 30, 2015, respectively, have been excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses in the Company’s consolidated statements of cash flows.

11. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The Company’s finite-lived intangible assets, consisting of marketed product rights and royalties received from product sales by the Company’s third-party partners, are amortized over the estimated useful life of the asset based on the pattern of economic benefit expected to be realized or, if that pattern is not readily determinable, on a straight-line basis. The remaining weighted-average amortization period for the Company's finite-lived intangible assets not yet fully amortized is 10.7 years as of June 30, 2016. The Company’s indefinite-lived intangible assets consist of acquired in-process research and development ("IPR&D") product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, the Company will immediately expense the related capitalized cost.
The following tables show the gross carrying values and accumulated amortization, where applicable, of the Company’s intangible assets by type for the consolidated balance sheets presented (in thousands):

June 30, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$543,430	$(104,030)	$439,400
Royalties	2,200	(302)	1,898
	545,630	(104,332)	441,298
Non-amortized intangible assets:
Acquired IPR&D product rights	61,893	—	61,893
Acquired future royalty rights	78,600	—	78,600
	140,493	—	140,493
Total intangible assets	$686,123	$(104,332)	$581,791

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$458,675	$(82,906)	$375,769
Royalties	2,200	(189)	2,011
	460,875	(83,095)	377,780
Non-amortized intangible assets:
Acquired IPR&D product rights	145,640	—	145,640
Acquired future royalty rights	78,600	—	78,600
	224,240	—	224,240
Total intangible assets	$685,115	$(83,095)	$602,020
During the first quarter of 2016, the Company capitalized $3.5 million of milestone payments due to an affiliate of Teva under the terms of the product agreement between the parties and related to the FDA's approval and the Company's subsequent commercial launch of Emverm® (mebendazole) 100 mg chewable tablets. As of December 31, 2015, the Emverm® acquired IPR&D product right had a carrying value of $82.8 million, which was the fair value assigned by the Company during the purchase price allocation accounting for the Tower acquisition. As a result of the Company's commercial launch of the product during the first quarter of 2016, the Company transferred the total $86.3 million of asset value from non-amortized, indefinite-lived acquired IPR&D product rights to amortized, finite-lived marketed product rights and began amortization of the asset. The Emverm® marketed product right intangible asset will be amortized over an estimated useful life of nine years based on the pattern of economic benefit expected to be realized through 2024.
During the second quarter of 2016, the Company recognized a total of $1.5 million of impairment charges within cost of revenues on the Company's consolidated statements of operations related to two currently marketed products, which were acquired as part of the Tower acquisition, primarily due to active pharmaceutical ingredient ("API") supply issues and minimal sales activity, resulting in immediate discontinuation of one product and rapid phase-out of the other. Additionally, one of the Company's IPR&D generic products, also acquired as part of the Tower acquisition, was determined to be impaired as a result of the commercial launch of a competitor's generic product, resulting in a $1.0 million charge to research and development expenses on the Company's consolidated statements of operations.
The Company recognized amortization expense of $12.5 million and $21.2 million for the three and six months ended June 30, 2016, respectively, and $12.6 million and $16.9 million for the three and six months ended June 30, 2015, respectively, in cost of revenues on its consolidated statements of operations. Assuming no changes to the gross carrying amount of finite-lived intangible assets, amortization expense for fiscal years 2016 through 2020 is estimated to be in the range of $37.7 million to $58.8 million annually.
Goodwill
Goodwill on the Company’s consolidated balance sheets at June 30, 2016 and December 31, 2015 is the result of the 2015 Tower acquisition and the 1999 merger of Impax Pharmaceuticals, Inc. with Global Pharmaceuticals Corporation. Goodwill had a carrying value of $208.4 million and $210.2 million at June 30, 2016 and December 31, 2015, respectively. The change in the carrying value during the six months ended June 30, 2016 compared to December 31, 2015 was entirely attributable to the finalization of the purchase price allocation during the first quarter of 2016 for the Tower acquisition as a result of the completion and filing of federal and state tax returns for the various entities acquired, which resulted in the adjustment of goodwill. At June 30, 2016, the Company attributed $148.7 million and $59.7 million to the Impax Generics division and the Impax Specialty Pharma division, respectively.

12. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses (in thousands):

	June 30, 2016	December 31, 2015
Payroll-related expenses	$25,855	$37,419
Product returns	60,190	48,950
Accrued shelf stock	6,945	6,619
Government rebates (1)	86,439	91,717
Legal and professional fees	13,279	5,929
Income taxes payable	—	830
Physician detailing sales force fees	394	1,132
Interest payable	500	500
Other	8,208	11,615
Total accrued expenses	$201,810	$204,711

(1) Includes estimated $24.4 million and $40.6 million as of June 30, 2016 and December 31, 2015, respectively, of liabilities for Daraprim® chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code, which amounts are subject to reimbursement by Turing in accordance with the terms of the Company's purchase agreement with Turing. The Company made payments of $23.6 million on Turing's behalf during the first and second quarters of 2016. See "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for additional information related to the Turing receivable.

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
A roll-forward of the return reserve activity for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows (in thousands):

Returns Reserve	June 30, 2016	December 31, 2015
Beginning balance	$48,950	$27,174
Acquired balances	—	11,364
Provision related to sales recorded in the period	24,937	43,967
Credits issued during the period	(13,697)	(33,555)
Ending balance	$60,190	$48,950

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
For the three and six months ended June 30, 2016, the Company recognized $8.5 million and $16.8 million, respectively, of interest expense related to the Notes, of which $3.0 million and $6.0 million, respectively, was cash and $5.5 million and $10.8 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company's consolidated balance sheets, with a carrying value of $435.3 million and $424.6 million as of June 30, 2016 and December 31, 2015, respectively. Accrued interest payable on the Notes of $0.5 million as of both June 30, 2016 and December 31, 2015 is included in accrued expenses on the Company's consolidated balance sheets.
Royal Bank of Canada Credit Facilities
On August 4, 2015, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) of up to $100 million, pursuant to a credit agreement by and among the Company, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent. The Revolving Credit Facility is available for working capital and other general corporate purposes. No borrowings have been drawn from the Revolving Credit Facility from its inception through June 30, 2016. The Revolving Credit Facility was originally set to mature on August 4, 2020. Refer to "Note 24. Subsequent Events" for additional information on the significant changes to the Company's Revolving Credit Facility.

Loss on Early Extinguishment of Debt – Barclays $435.0 million Term Loan
In connection with the acquisition of Tower during the first quarter of 2015, the Company entered into a $435.0 million senior secured term loan facility (the “Barclays Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver,” and collectively with the Barclays Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC ("Barclays"), as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, the Company incurred debt issuance costs for banking, legal and accounting fees and other expenses of $17.8 million, which were previously reflected as a discount to the carrying value of the debt on the Company’s consolidated balance sheet in accordance with ASU 2015-03. Prior to repayment of the Barclays Term Loan on June 30, 2015, this debt discount was accreted to interest expense over the term of the loan using the effective interest rate method.
On June 30, 2015, the Company used $436.4 million of the proceeds from the sale of the Notes to repay the $435.0 million of principal and $1.4 million of accrued interest due on its Barclays Term Loan under the Barclays Credit Agreement. In connection with this repayment of the loan, for the quarter ended June 30, 2015, the Company recorded a loss on early extinguishment of debt of $16.9 million related to the unaccreted portion of the debt discount.
For the three months ended June 30, 2015, the Company incurred total interest expense related to the Barclays Term Loan of $6.8 million, of which $6.0 million was cash and $0.8 million was non-cash accretion of the debt discount recorded. For the six months ended June 30, 2015, the Company incurred total interest expense related to the Barclays Term Loan of $10.7 million, of which $9.8 million was cash and $0.9 million was non-cash accretion of the debt discount recorded. Included in the prior year-to-date cash interest expense of $9.8 million is a $2.3 million ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Barclays Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders' commitment of the Barclays Term Loan until the actual allocation of the loan occurred at the closing of the Tower acquisition.

14. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of June 30, 2016 and December 31, 2015.
Common Stock
Pursuant to its Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value per share, of which 74,106,376 shares have been issued and 73,862,647 shares were outstanding as of June 30, 2016. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of June 30, 2016 (in thousands):

Shares issued	74,106
Stock options outstanding(1)	2,453
Conversion of Notes payable (2)	9,471
Warrants outstanding (see below)	9,471
Total shares of common stock issued and reserved for issuance	95,501
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
As of December 8, 2015, pursuant to the Company's amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock, the call options purchased pursuant to the Note Hedge Transactions (formerly a derivative asset) and the conversion option of the Notes (formerly an embedded derivative liability) were reclassified to equity in additional paid-in capital. The net effect of the reclassification of these derivatives was a $21.0 million, net of tax, increase in additional paid-in capital reflected on the Company's December 31, 2015 consolidated balance sheet.

15. EARNINGS PER SHARE
The Company's basic earnings per common share (“EPS”) is computed by dividing net income (loss) available to the Company’s common stockholders (as presented on the consolidated statements of operations) by the weighted-average number of shares of the Company’s common stock outstanding during the period. The Company’s restricted stock awards (non-vested shares) are issued and outstanding at the time of grant but are excluded from the Company’s computation of weighted-average shares outstanding in the determination of basic EPS until vesting occurs.
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

The following is a reconciliation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Basic Loss Per Common Share:
Net loss	$(2,701)		$(1,852)		$(13,109)		$(8,185)
Weighted-average common shares outstanding	71,100		69,339		70,883		69,154
Basic loss per share	$(0.04)		$(0.03)		$(0.18)		$(0.12)

Diluted Loss Per Common Share:
Net loss	$(2,701)		$(1,852)		$(13,109)		$(8,185)
Add-back of interest expense on outstanding convertible notes payable, net of tax	—	(1)	—	(1)	—	(1)	—	(1)
Adjusted net loss	$(2,701)		$(1,852)		$(13,109)		$(8,185)

Weighted-average common shares outstanding	71,100		69,339		70,883		69,154
Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares and ESPP share issuance	—	(2)	—	(3)	—	(2)	—	(3)
Weighted-average incremental shares assuming conversion of outstanding notes payable	—	(1)	—	(1)	—	(1)	—	(1)
Diluted weighted-average common shares outstanding	71,100	(2)	69,339	(3)	70,883	(2)	69,154	(3)
Diluted net loss per share	$(0.04)		$(0.03)		$(0.18)		$(0.12)

(1)
For the three and six month periods ended June 30, 2016 and 2015, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. Accordingly, there were no numerator or denominator adjustments related to the Company’s convertible notes payable.

(2)
For the three and six month periods ended June 30, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of June 30, 2016, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding convertible notes payable, 2.45 million stock options outstanding and 2.63 million non-vested restricted stock awards.

(3)
For the three and six month periods ended June 30, 2015, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of June 30, 2015, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, include 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding convertible notes payable, 3.07 million stock options outstanding and 2.28 million non-vested restricted stock awards.

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
Impax Laboratories, Inc. 1999 Equity Incentive Plan ("1999 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 1999 Plan is 5,000,000 shares. There were 938 and 10,938 stock options outstanding at June 30, 2016 and December 31, 2015, respectively, under the 1999 Plan.

Impax Laboratories, Inc. Second Amended and Restated 2002 Equity Incentive Plan ("2002 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company's 2002 Plan is 14,950,000 shares. There were 2,451,915 and 2,394,433 stock options outstanding at June 30, 2016 and December 31, 2015, respectively, and 2,630,117 and 2,146,498 non-vested restricted stock awards outstanding at June 30, 2016 and December 31, 2015, respectively, under the 2002 Plan.

The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2015	2,405,371	$21.39
Options granted	489,840	$12.86
Options exercised	(420,092)	$20.74
Options forfeited	(22,266)	$38.10
Outstanding at June 30, 2016	2,452,853	$23.65
Options exercisable at June 30, 2016	1,493,835	$17.15
As of June 30, 2016, stock options outstanding and exercisable had average remaining contractual lives of 7.56 years and 5.71 years, respectively. Also, as of June 30, 2016, stock options outstanding and exercisable each had aggregate intrinsic values of $20.1 million and $18.7 million, respectively, and restricted stock awards outstanding had an aggregate intrinsic value of $75.8 million. As of June 30, 2016, the Company estimated there were 2,171,494 stock options and 2,328,424 restricted shares granted to employees which were vested or expected to vest.

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

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2015	2,146,498	$33.20
Granted	1,043,132	$32.71
Vested	(385,566)	$26.79
Forfeited	(173,947)	$32.85
Non-vested at June 30, 2016	2,630,117	$33.97
Included in the 385,566 shares of restricted stock vested during the six months ended June 30, 2016 are 126,647 shares with a weighted-average fair value of $33.66 per share that were withheld for minimum withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of June 30, 2016, the Company had 643,386 shares available for issuance of either stock options or restricted stock awards, including 282,756 shares from the 2002 Plan, 296,921 shares from the 1999 Plan, and 63,709 shares from the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”) Plan.

As of June 30, 2016, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $81.1 million related to all of its share-based awards, which will be recognized over a weighted average period of 2.4 years. The intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $4.9 million and $9.6 million, respectively. The total fair value of restricted shares which vested during the six months ended June 30, 2016 and 2015 was $10.3 million and $8.1 million, respectively.

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

The amount of share-based compensation expense recognized by the Company is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Manufacturing expenses	$1,880	$1,192	$3,248	$2,238
Research and development	1,607	1,367	2,947	2,732
Selling, general and administrative	4,898	4,512	9,467	8,589
Total	$8,385	$7,071	$15,662	$13,559

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

Management currently estimates that over the next two years the Company will incur aggregate pre-tax charges in connection with this plan of $45.0 million, of which approximately half will be incurred in 2016 and the remainder by the second quarter of 2018. The following is a summary of the total estimated charges to be incurred by major type of cost (in millions):

Type of Cost	Amount Expected to be Incurred
Employee retention and severance payments	$15.0
Technical transfer of products	14.5
Asset impairment and accelerated depreciation charges	13.0
Facilities lease terminations and asset retirement obligations	2.2
Legal and professional fees	0.3
Total estimated restructuring charges	$45.0

Employee retention and severance payments are being accrued over the estimated service period. For the three months ended June 30, 2016, the Company recorded to cost of goods sold accrued expenses for employee retention and severance payments of $1.9 million and accelerated depreciation and technical transfer expenses of $1.7 million and $1.6 million, respectively. For the six months ended June 30, 2016, the Company recorded to cost of goods sold accrued expenses for employee retention and severance payments of $2.6 million and accelerated depreciation, technical transfer and legal and professional fees and expenses of $2.3 million, $1.6 million and $0.1 million, respectively. At June 30, 2016, the $2.6 million balance of accrued employee retention and severance payments was included in accrued expenses on the Company’s consolidated balance sheet.

Hayward, California Technical Operations and R&D
In November 2015, the Company's management assessed the headcount in the technical operations and research and development groups in Hayward, California, primarily as a result of the resolution of the warning letter at the Hayward facility, and determined that a reduction-in-force was necessary to adjust the headcount to the operating conditions of the post-warning letter resolution environment. The Company eliminated 27 positions and recorded an accrual for severance and related employee termination benefits of $2.5 million during the quarter ended December 31, 2015. As of June 30, 2016, $1.8 million has been paid, and the Company currently expects the remainder of this balance to be paid by early 2017.
Philadelphia, Pennsylvania Packaging and Distribution Operations
On June 30, 2015, the Company committed to a plan of restructuring of its packaging and distribution operations and as a result of this plan, the Company closed its Philadelphia packaging site and all Company-wide distribution operations were outsourced to United Parcel Services during the fiscal year ended December 31, 2015. The Company eliminated 93 positions and recorded an accrual for severance and related employee termination benefits of $2.6 million during the quarter ended June 30, 2015. As of June 30, 2016, the full $2.6 million had been paid.

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

The Company's effective tax rate for the six month periods ended June 30, 2016 and 2015 was 39% and 46%, respectively. During the six month period ended June 30, 2016 and 2015, the Company recognized aggregate consolidated tax benefits of $8.3 million and $7.1 million, respectively, for U.S. domestic and foreign income taxes. The amount of tax benefit recorded for the six months ended June 30, 2016 reflects the Company’s estimate as of such date of the annual effective tax rate applied to the year-to-date loss. A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable as described above under "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" is also reflected in income tax benefit for the six months ended June 30, 2016. Excluding discrete items, the Company’s estimate of the annualized effective tax rate for the six months ended June 30, 2016 was 32%. The effective tax rate, including the effects of discrete tax income tax items, was 39% for the six months ended June 30, 2016. Due to the taxable loss for the six months ended June 30, 2016, the discrete tax benefit increased the tax rate. The increase in the aggregate tax benefit compared to the prior year period resulted from higher consolidated loss before taxes in the six month period ended June 30, 2016, as compared to the same period in the prior year. The increase in tax benefit during the six month period ended June 30, 2016 was also a result of a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; the inclusion of the federal research and development credit which was permanently reinstated in December of 2015; and an increase in the deferred tax asset related to a state R&D tax credit carryforward in a state with indefinite carryforwards. The Company is closely monitoring the events and circumstances that determine the need for a valuation allowance related to state research and development tax credit carryforwards and have determined that, based upon the evaluation of the provisions of ASC 740, no valuation allowance will be recorded at this time.
As of June 30, 2016, Lineage was in the process of closing an audit for federal income tax by the U.S. Internal Revenue Service ("IRS") for the 2013 tax year, which pre-dates the Company’s acquisition of Lineage. The Company and the former stockholders of Lineage cooperated with the IRS in connection with the audit. Under the terms of the Stock Purchase Agreement related to the Tower acquisition, the Company is not responsible for pre-acquisition income tax liabilities. Lineage audit results have been discussed with the Company and communicated to the former stockholders of Lineage. As of June 30, 2016,the Company had been informed that a no change letter would be issued by the IRS. Neither the Company nor any of its other affiliates is currently under audit for federal income tax. No provision has been made for U.S. federal deferred income taxes on accumulated earnings on foreign subsidiaries since it is the current intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary. See "Note. 24 - Subsequent Events" for additional information on the results of the IRS audit.

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

License and Distribution Agreement with Shire
In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During 2013, the Company received a payment of $48.0 million from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 under the line item “Other Income” on the consolidated statement of operations. Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and the Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $5.5 million and $11.3 million on sales of the AG Product during the six months ended June 30, 2016 and 2015, respectively, with a corresponding charge included in the cost of revenues line in the consolidated statement of operations. Although the Supply Term expired on September 30, 2014, the Company was permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold. The Company continued to pay a profit share to Shire on sales of such products during the six months ended June 30, 2016.
Development, Supply and Distribution Agreement with TOLMAR, Inc.
In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products in the United States and its territories; the parties agreed in 2015 to terminate development efforts of one product under the Tolmar Agreement that had been pending approval at the FDA. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. As of June 30, 2016, the Company was currently marketing and selling four approved products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.
The Company paid Tolmar a $21.0 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, is also required to make payments to Tolmar upon the achievement of certain specified milestone events. Such contingent milestone payments will initially be recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. During the year ended December 31, 2012, the Company made a $1.0 million milestone payment and, during the fourth quarter of 2013, the Company made a $12.0 million payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of pursuant to the Tolmar Agreement. The $21.0 million upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statements of operations. The Company initially allocated $1.55 million of the upfront payment to two products which were in development and has recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1.0 million milestone paid in the year ended December 31, 2012 as a research and development expense. The Company is required to pay a profit share to Tolmar on sales of the topical products, of which the Company owed a profit share payable to Tolmar of $28.6 million and $18.1 million during the six months ended June 30, 2016 and 2015, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations. During the fourth quarter of 2014, the Company paid a $2.0 million milestone related to the Diclofenac Sodium Gel 3% or Solaraze® product to Tolmar pursuant to the Tolmar Agreement. During the second quarter of 2015, the Company paid a $5.0 million milestone related to certain topical products pursuant to the Tolmar Agreement.
The Company entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which the Company agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15.0 million. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement was payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Pursuant to the Tolmar Loan Agreement, Tolmar could prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium. In May 2016, Tolmar repaid in full the $15.0 million due to the Company under the Tolmar Loan Agreement.
Strategic Alliance Agreement with Teva

The Company entered into a Strategic Alliance Agreement with Teva Pharmaceutical USA, Inc. (“Teva USA”), an affiliate of Teva, which was subsequently amended (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company is required to develop the products, obtain FDA approval to market the products, and manufacture the products for Teva. The revenue the Company earns from the sale of product under the Teva Agreement consists of Teva’s reimbursement of the Company’s manufacturing costs plus a profit share on Teva’s sales of the product to its customers. The Company invoices Teva for the manufacturing costs or products it ships to Teva and payment is due within 30 days. Teva has the right to determine all terms and conditions of the product sales to its customers. Within 30 days of the end of each calendar quarter, Teva is required to provide the Company with a report of its net sales and profits during the quarter and to pay the Company its share of the profits resulting from those sales. Net sales are Teva’s gross sales less discounts, rebates, chargebacks, returns, and other adjustments, all of which are based upon fixed percentages, except chargebacks, which are estimated by Teva and subject to a true-up reconciliation.
As of June 30, 2016, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets); the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the agreement. Refer to "Note 24. Subsequent Events" for additional information on developments related to the Teva Agreement.
OTC Partners Alliance Agreement
In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”), for a term of 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets (the "D12 Product") and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market (the "D-24 Product"). The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale. The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, Pfizer and the Company entered into an agreement with L. Perrigo Company (“Perrigo”), which was subsequently amended whereby the parties agreed that the Company would supply the Company’s D-12 Product to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and to Perrigo. As noted above, the Company is currently only required to manufacture the products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned. On March 31, 2016, the Company entered into an asset purchase agreement with Perrigo (the "Perrigo APA") whereby the Company agreed to, among other things, sell the assets related to the D-12 Product and D-24 Product, including the ANDAs for both products, to Perrigo. Under the terms of the Perrigo APA, the Company will continue to supply the D-12 Product to Pfizer and Perrigo until the date that is the earliest of (i) the date Perrigo’s manufacturing facility is approved to manufacture the D-12 Product and (ii) December 31, 2017 (the "Supply End Date"). On the Supply End Date, the Company will transfer its supply agreement with Pfizer in its entirety to Perrigo in accordance with the Perrigo APA. The closing of the transactions covered under the Perrigo APA is currently expected to occur during the second half of 2016.

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
Prior to the termination of the Endo Agreement, the Company had recognized the $10.0 million upfront payment as revenue on a straight-line basis over a period of 112 months, which was the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in September 2019, the estimated date of FDA approval of the Company's NDA for the Endo Agreement Product. The FDA approval of the Endo Agreement Product NDA represented the end of the Company’s expected period of performance, as the Company would have had no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process would have been completed on such date. There was no deferred revenue under the Endo Agreement as of June 30, 2016 and December 31, 2015. Revenue recognized under the Endo Agreement was reported in “Note 23. Supplementary Financial Information” in the line item captioned “Other Revenues”.
The Company and Endo also entered into a Settlement and License Agreement in June 2010 (the “Endo Settlement Agreement”) pursuant to which Endo agreed to make a payment to the Company should prescription sales of Opana® ER (as defined in the Endo Settlement Agreement) fall below a predetermined contractual threshold in the quarter immediately prior to the Company launching a generic version of Opana® ER. As a result of the Company’s launch of its generic version of Opana ER in January 2013 and Endo’s prescription sales of Opana ER during the fourth quarter of 2012, the Company recorded a $102.0 million settlement gain during the three month period ended March 31, 2013. Payment of the $102.0 million settlement was received from Endo in April 2013. In May 2016, Endo filed suit against the Company alleging that the Company breached the Endo Settlement Agreement with respect to the Company’s marketed generic version of Opana® ER products. Refer to “Note 21. Legal and Regulatory Matters” for a description of the legal proceeding related to the suit.

Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited
In January 2012, the Company entered into the AZ Agreement with AstraZeneca and the parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the “AZ Amendment”). Under the terms of the AZ Agreement, AstraZeneca granted to the Company an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on the Company’s behalf and AstraZeneca paid to the Company the gross profit on such Zomig® products. The Company is obligated to fulfill certain minimum requirements with respect to the promotion of currently approved Zomig® products as well as other dosage strengths of such products approved by the FDA in the future. The Company may, but has no obligation to, develop and commercialize additional products containing zolmitriptan and additional indications for Zomig®, subject to certain restrictions as set forth in the AZ Agreement. Subject to the terms of the AZ Amendment, the Company will be responsible for conducting clinical studies and preparing regulatory filings related to the development of any such additional products and would bear all related costs. During the term of the AZ Agreement, AstraZeneca will continue to be the holder of the NDA for existing Zomig® products, as well as any future dosage strengths thereof approved by the FDA, and will be responsible for certain regulatory and quality-related activities for such Zomig® products. AstraZeneca will manufacture and supply Zomig® products to the Company and the Company will purchase its requirements of Zomig® products from AstraZeneca until a date determined in the AZ Agreement. Thereafter, AstraZeneca may terminate its supply obligations upon certain advance notice to the Company, in which case the Company would have the right to manufacture or have manufactured its own requirements for the applicable Zomig® product. Under the terms of the AZ Amendment, under certain conditions and depending on the nature and terms of the study agreed to with the FDA, the Company agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act (“PREA”) for approval of the nasal formulation of Zomig® for the acute treatment of migraine in pediatric patients ages six through 11 years old, as further described in the study protocol mutually agreed to by the parties (the “PREA Study”). In consideration for the Company conducting the PREA Study at its own expense, the AZ Amendment provides for the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement to be reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. In the event the royalty reduction amounts exceed the royalty payments payable by the Company to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca will be required to pay the Company an amount equal to the difference between the royalty reduction amount and the royalty payment payable by the Company to AstraZeneca. The Company’s commitment to perform the PREA Study may be terminated, without penalty, under certain circumstances as set forth in the AZ Amendment.
Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43.6 million during 2012. Beginning in January 2013, the Company was obligated to pay AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement will be reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30 million. The Company owed a royalty payable to AstraZeneca of $7.4 million and $7.9 million during the six months ended June 30, 2016 and 2015, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.
Agreement with DURECT Corporation
During the three month period ended March 31, 2014, the Company entered into an agreement with DURECT Corporation (“Durect”) granting the Company the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia (PHN), referred to by the Company as IPX239. The Company paid Durect a $2.0 million up-front payment upon signing of the agreement which was recognized immediately as research and development expense. The Company has the potential to pay up to $61.0 million in additional contingent milestone payments upon the achievement of predefined development and commercialization milestones. If IPX239 is commercialized, Durect would also receive a tiered royalty on product sales.
Amedra Product Acquisition Agreement with Teva Pharmaceuticals USA, Inc.

In August 2013, the Company, through its Amedra Pharmaceuticals subsidiary, entered into a product acquisition agreement (the “Teva Product Acquisition Agreement”) with Teva Pharmaceuticals USA, Inc. (“Teva”) pursuant to which the Company acquired the assets (including the ANDA and other regulatory materials) and related liabilities related to Teva’s mebendazole tablet product in all dosage forms. During the first quarter of 2016, the Company recognized $3.5 million of milestone payments due to Teva under the terms of the agreement related to the FDA's approval and the Company's subsequent launch of Emverm® (mebendazole) 100 mg chewable tablets. The Company is also obligated to pay Teva a royalty payment based on net sales of Emverm®, including a specified annual minimum royalty payment, subject to customary reductions and the other terms and conditions set forth in the Teva Product Acquisition Agreement.

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
Purchase Order Commitments
As of June 30, 2016, the Company had $82.7 million of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.
Taiwan Facility Expansion
The Company has entered into several contracts related to ongoing expansion activities at its Taiwan manufacturing facility. As of June 30, 2016, the Company had remaining obligations under these contracts of $1.4 million.

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
Patent Infringement Litigation
Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)
In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH (collectively, “Endo”) filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone hydrochloride, Extended Release tablets, 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. A bench trial was completed in April 2015. In June 2016, the Court entered an amended judgment in both cases that the products described in the Company’s and ThoRx’s ANDAs would, if marketed, infringe certain claims of the patents asserted by Endo and Grunenthal. The Court also found that the asserted claims of patents owned by Endo were not invalid, but that the asserted claims of patents owned by Grunenthal were invalid. As a result, the Court enjoined the Company and ThoRx from marketing their products until expiration of the Endo patents in 2023. The Company and ThoRx are appealing the Court’s judgment.
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
In May 2016, Endo Pharmaceuticals Inc. filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging that the Company’s marketed oxymorphone hydrochloride tablets infringe certain patents owned by Endo. Endo’s complaint also alleges that the Company and Endo entered into a settlement and license agreement with respect to these products, but that the Company later breached that contract and breached its implied duty of good faith and fair dealing with respect to that agreement. The Company filed a motion to dismiss the complaint on July 11, 2016 and Endo filed an amended complaint on August 1, 2016. The Company has not yet responded to the amended complaint.
Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)
In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014. Discovery is proceeding, and trial is set for September 6, 2016. On July 28, 2015, Lannett filed petitions for Inter Partes Review (“IPR”) of U.S. Patent Nos. 6,750,237 and 7,220,767 related to the product in the U.S. Patent and Trademark Office before the Patent Trial and Appeal Board (“PTAB”). Patent owner filed its preliminary responses in these PTAB proceedings on November 4, 2015. In January and February 2016, the PTAB denied Lannett’s petitions, declining to institute IPR proceedings with respect to the patents.  Discovery is scheduled to close in August 2016, and trial is set for September 6, 2016.
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
Opana ER® FTC Antitrust Suit
As previously disclosed, on February 25, 2014, the Company received a Civil Investigative Demand ("CID") from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether Endo Pharmaceuticals, Inc. (“Endo”) and the Company have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. On March 30, 2016, the FTC filed a complaint against the Company, Endo, and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the Company and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of the Company’s ANDA for generic original Opana® ER.  In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that is challenged by FTC. Those motions are pending.
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
In re Generic Digoxin and Doxycycline Class Action

From March 2016 to July 2016, 19 complaints were filed as class actions on behalf of direct and indirect purchasers against manufacturers of generic digoxin and doxycycline and the Company.

On March 2, 2016, Plaintiff International Union of Operating Engineers Local 30 Benefits Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated. The plaintiff filed an amended complaint on June 9, 2016.

On March 25, 2016, Plaintiff Tulsa Firefighters Health and Welfare Trust, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On March 25, 2016, Plaintiff NECA-IBEW Welfare Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On April 4, 2016, Plaintiff Pipe Trade Services MN, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On April 25, 2016, Plaintiff Edward Carpinelli, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On April 27, 2016, Plaintiff Fraternal Order of Police, Miami Lodge 20, Insurance Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On May 2, 2016, Plaintiff Nina Diamond, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On May 5, 2016, Plaintiff UFCW Local 1500 Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On May 6, 2016, Plaintiff Minnesota Laborers Health and Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On May 12, 2016, Plaintiff The City of Providence, Rhode Island, an indirect purchaser, filed a class action complaint in the United States District Court for the District of Rhode Island on behalf of itself and others similarly situated.

On May 18, 2016, Plaintiff KPH Healthcare Services, Inc. a/k/a Kinney Drugs, Inc., a direct purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On May 19, 2016, Plaintiff Philadelphia Federation of Teachers Health and Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On June 8, 2016, Plaintiff United Food & Commercial Workers and Employers Arizona Health and Welfare Trust, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On June 17, 2016, Plaintiff Ottis McCrary, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On June 20, 2016, Plaintiff Rochester Drug Co-Operative, Inc., a direct purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On June 27, 2016, Plaintiff César Castillo Inc., a direct purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On June 29, 2016, Plaintiff Plumbers & Pipefitters Local 33 Health and Welfare Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On July 1, 2016, Plaintiff Plumbers & Pipefitters Local 178 Health and Welfare Trust Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On July 15, 2016, Plaintiff Ahold USA, Inc., a direct purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On May 19, 2016, several indirect purchaser plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate the actions in the United States District Court for the Eastern District of Pennsylvania. The Judicial Panel ordered the actions consolidated in the Eastern District of Pennsylvania and ordered that the actions be renamed “In re Generic Digoxin and Doxycycline Antitrust Litigation”.
AWP Actions
On December 30, 2015, Plumbers’ Local Union No. 690 Health Plan and others similarly situated filed a class action against several generic drug manufacturers, including the Company, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division, alleging that the Company and others violated the law, including the Pennsylvania Unfair Trade Practices and Consumer Protection law, by inflating the Average Wholesale Price (“AWP”) of certain generic drugs. The case has since been removed to federal court in the United States District Court for the Eastern District of Pennsylvania. By virtue of an amended complaint filed on March 29, 2016, the suit has been amended to comprise a nationwide class of third party payors that allegedly reimbursed or purchased certain generic drugs based on AWP and to assert causes of action under the laws of other states in addition to Pennsylvania. On May 17, 2016, this case was stayed.
On February 5, 2016, Delaware Valley Health Care Coalition filed a lawsuit based on substantially similar allegations in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division that seeks declaratory judgment. On May 20, 2016, this case was stayed pending resolution of the federal court action described above.
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
Impax Laboratories, Inc. v. Turing Pharmaceuticals AG
On May 2, 2016, the Company filed suit against Turing Pharmaceuticals AG ("Turing") in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from the Company the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the “Purchase Agreement”).  Specifically, the Company seeks (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Purchase Agreement for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $30 million, and for future amounts that may be due.  Turing has filed its answer and a counterclaim against the Company alleging breach of contract and breach of the duty of good faith and fair dealing. Discovery is ongoing and is scheduled to be completed by September 15, 2016. No trial date has been set.
22. SEGMENT INFORMATION
The Company has two reportable segments, Impax Generics and Impax Specialty Pharma. Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Impax Generics sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 23. Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are reported under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.”
Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company launched in April 2015. In November 2015, the European Commission granted marketing authorization for NUMIENT™ (IPX066) (referred to as Rytary® in the United States). The review of the NUMIENT™ application was conducted under the centralized licensing procedure as a therapeutic innovation, and authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products including Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories, and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections.
Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 23. Supplementary Financial Information.” Finally, the Company generated revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company (which was terminated by mutual agreement of the parties effective December 23, 2015), and reports such revenue under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.
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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Three Months Ended June 30, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$121,695	$50,895	$—	$172,590
Cost of revenues	$84,339	$15,267	$—	99,606
Selling, general and administrative	$1,565	$16,133	$27,210	44,908
Research and development	$17,089	$4,657	$—	21,746
Patent litigation expense	$155	$1,774	$—	1,929
Income (loss) before provision for income taxes	$18,547	$13,064	$(35,561)	$(3,950)

Three Months Ended June 30, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$174,679	$39,503	$—	$214,182
Cost of revenues	$110,767	$18,564	$—	$129,331
Selling, general and administrative	$7,284	$12,912	$28,113	$48,309
Research and development	$12,891	$4,104	$—	$16,995
Patent litigation expense	$1,332	$162	$—	$1,494
Income (loss) before provision for income taxes	$42,405	$3,761	$(50,714)	$(4,548)

Six Months Ended June 30, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$291,774	$106,324	$—	$398,098
Cost of revenues	$194,461	$28,063	$—	$222,524
Selling, general and administrative	$6,339	$29,951	$52,916	$89,206
Research and development	$31,684	$9,084	$—	$40,768
Patent litigation expense	$269	$2,979	$—	$3,248
Income (loss) before income taxes	$59,021	$36,247	$(116,712)	$(21,444)

Six Months Ended June 30, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$303,420	$53,858	$—	$357,278
Cost of revenues	$186,880	$26,313	$—	$213,193
Selling, general and administrative	$11,570	$27,768	$59,131	$98,469
Research and development	$23,754	$8,203	$—	$31,957
Patent litigation expense	$2,110	$344	$—	$2,454
Income (loss) before income taxes	$79,106	$(8,770)	$(85,589)	$(15,253)
Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with $145.6 million and $131.6 million of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively.

23. SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)
Selected financial information for the quarterly period noted is as follows:

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016
Revenue:
Impax Generic Product sales, gross	$611,281	$531,226
Less:
Chargebacks	217,354	197,864
Rebates	185,476	178,097
Product Returns	11,913	10,237
Other credits	29,354	25,075
Impax Generic Product sales, net	167,184	119,953

Rx Partner	2,835	1,669
Other Revenues	60	73
Impax Generic Division revenues, net	170,079	121,695

Impax Specialty Pharma sales, gross	82,073	81,254
Less:
Chargebacks	6,111	8,826
Rebates	2,853	2,430
Product Returns	1,508	1,279
Other credits	16,172	17,824
Impax Specialty Pharma sales, net	55,429	50,895

Other Revenues	—	—
Impax Specialty Pharma revenues, net	55,429	50,895

Total revenues	225,508	172,590

Gross profit	102,590	72,984

Net loss	$(10,408)	$(2,701)

Net loss per common share:
Basic	$(0.15)	$(0.04)
Diluted	$(0.15)	$(0.04)

Weighted-average common shares outstanding:
Basic	70,665,394	71,100,123
Diluted	70,665,394	71,100,123

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015
Revenue:
Impax Generic Product sales, gross	$355,321	$572,079
Less:
Chargebacks	126,607	228,977
Rebates	83,130	139,477
Product Returns	6,427	7,528
Other credits	13,198	24,824
Impax Generic Product sales, net	125,959	171,273

Rx Partner	2,239	2,579
Other Revenues	543	827
Impax Generic Division revenues, net	128,741	174,679

Impax Specialty Pharma sales, gross	29,219	65,269
Less:
Chargebacks	5,561	4,452
Rebates	2,132	2,970
Product Returns	2,620	6,763
Other credits	4,778	11,809
Impax Specialty Pharma sales, net	14,128	39,275

Other Revenues	227	228
Impax Specialty Pharma revenues, net	14,355	39,503

Total revenues	143,096	214,182

Gross profit	59,234	84,851

Net loss	$(6,333)	$(1,852)

Net loss per common share:
Basic	$(0.09)	$(0.03)
Diluted	$(0.09)	$(0.03)

Weighted-average common shares outstanding:
Basic	68,967,875	69,338,789
Diluted	68,967,875	69,338,789

24. SUBSEQUENT EVENTS
Completion and Financing of the Teva Transaction

Teva Transaction

On June 20, 2016, the Company entered into definitive agreements with Teva and affiliates of Allergan plc ("Allergan") for the acquisition of a broad portfolio of generic products across solid oral, inhalable, injectable and topical dosage forms and the return to the Company of its rights to its pending ANDAs for the generic equivalent to Concerta® (methylphenidate hydrochloride) for an aggregate purchase price of $585.8 million in cash at closing plus contingent consideration consisting of future payments of up to $40.0 million as discussed below (the "Teva Transaction"). The Teva Transaction was part of the divestiture process mandated by the Federal Trade Commission (the "FTC") in connection with the acquisition by Teva of the U.S. generics business of Allergan.

On August 3, 2016, the Company closed the Teva Transaction and completed the acquisition of the following assets:

•	A portfolio of 15 currently marketed generic products;

•	One approved generic product and two tentatively approved strengths of a currently marketed product, which have not yet launched;

•	One pipeline generic product and one pipeline strength of a currently marketed product, which are pending FDA approval;

•	The full commercial rights to the Company's pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product previously partnered with Teva; and

•	One generic product under development.

The acquisition of the foregoing currently marketed and pipeline products fits with the Company’s strategic priorities of maximizing its Generics Division’s platform and optimizing research and development. Through the Teva Transaction, the Company expects to expand its portfolio of difficult-to-manufacture or limited-competition products and maximize utilization of its existing manufacturing facilities in Hayward, California and Taiwan.

As part of the Teva Transaction, and subject to and effective with its closing, the Company and Teva entered into a letter agreement whereby the parties agreed to terminate all of the rights and obligations of each party with respect to generic Concerta® under the Teva Agreement as discussed in “ Note 19. Alliance and Collaboration Agreements,” including any and all licenses, rights or interests granted by the Company to Teva with respect to such product. In consideration thereof, the Company will make certain specified contingent payments to Teva in the aggregate amount of up to $40.0 million, payable upon the achievement of specified commercialization events related to generic Concerta® as set forth in the letter agreement. The acquisition of full commercial rights to generic Concerta® pursuant to the letter agreement provides the Company with an additional potential product launch.

The Teva Transaction will be accounted for in accordance with the acquisition method of accounting for business combinations, which requires the Company to record the assets acquired and the liabilities assumed on its consolidated balance sheet at their respective fair values on the acquisition date. The results of operations for the acquired products will be included in the Company’s consolidated financial statements from the date of acquisition.

Due to the Company’s limited access to product-related information prior to the closing of the acquisition and the limited time that has elapsed from the closing of the acquisition date to the filing date of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, the initial accounting for the business combination is incomplete. As a result, the Company is unable to provide contingent consideration disclosures and the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for net working capital, pre-acquisition contingencies, intangible assets and goodwill in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 . The Company is also unable to include the effects of the acquisition in pro forma revenues and earnings of the combined entity in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. The Company intends to include the required information in its next Quarterly Report on Form 10-Q for the quarter ending September 30, 2016.

Financing

On August 3, 2016, the Company also entered into a restatement agreement with Royal Bank of Canada, as administrative agent, and the lenders and guarantors party thereto (the "Restatement Agreement"). The Restatement Agreement amends and restates the Company's existing Revolving Credit Facility Agreement (as amended and restated, the "Amended and Restated Credit

Agreement") to, among other things, (i) add a term loan feature to allow for the borrowing of up to $400.0 million of term loans (the "Term Loan Facility") by the Company in accordance with the terms of the Amended and Restated Credit Agreement and (ii) increase the aggregate principal amount of revolving loans permitted under the Amended and Restated Credit Agreement (the "Revolving Credit Facility," and, together with the Term Loan Facility, the "RBC Credit Facilities"), from $100.0 million to $200.0 million and (iii) extend the maturity date of the Revolving Credit Facility from August 4, 2020 to August 3, 2021.

Borrowings under the Amended and Restated Credit Agreement will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.25% based on the Company's total net leverage ratio. Up to $12.5 million of the Revolving Credit Facility is available for issuance of letters of credit and any such letters of credit will reduce the amount available under the Revolving Credit Facility on a dollar-for-dollar basis. The Company is required to pay a commitment fee to the lenders on the average daily unused portion of the Revolving Credit Facility at 0.50% or 0.375% per annum, depending the Company's total net leverage ratio.
The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit the Company's and its restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict the Company's and its restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change its fiscal year. The Amended and Restated Credit Agreement also includes a financial maintenance covenant whereby the Company must not permit its total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter.
The Amended and Restated Credit Agreement contains events of default, including, without limitation (subject to customary grace periods and materiality thresholds), events of default upon (i) the failure to make payments pursuant to the terms of the Amended and Restated Credit Agreement, (ii) violation of covenants, (iii) incorrectness of representations and warranties, (iv) cross-default and cross-acceleration to other material indebtedness, (v) bankruptcy events, (vi) material monetary judgments (to the extent not covered by insurance), (vii) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, that could reasonably be expected to result in a material adverse effect, (viii) the actual or asserted invalidity of the documents governing the RBC Credit Facilities, any material guarantees or the security interests (including priority thereof) required under the Amended and Restated Credit Agreement and (ix) the occurrence of a change of control (as defined therein). Upon the occurrence of certain events of default, the obligations under the Amended and Restated Credit Agreement may be accelerated and any remaining commitments thereunder may be terminated.
The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million (inclusive of transaction costs) of cash on the Company's consolidated balance sheet, were used to finance the Teva Transaction at closing on August 3, 2016. The full amount of the $200.0 million Revolving Credit Facility remains available to the Company for working capital and other general corporate purposes.
Appointment of President of Generics Division
On August 1, 2016, Douglas S. Boothe joined the Company as President of the Generics Division. Mr. Boothe became a member of the Company's Executive Committee, reporting directly to the Chief Executive Officer, and is now responsible for all aspects of the Company's Generics business.
In connection with his appointment as President of the Generics Division of the Company, Mr. Boothe and the Company entered into an Employment Agreement dated July 14, 2016 (the “Employment Agreement”). The initial term of the Employment Agreement expires on August 1, 2018, unless further extended or earlier terminated as provided in the Employment Agreement. The Employment Agreement automatically renews for single one-year periods unless either party provides at least 90 days written notice of non-renewal prior to the end of the applicable term or unless it is terminated earlier.
Receipt of No Change Letter - Lineage IRS Audit
In early August 2016, the Company received a "no change letter" from the IRS indicating that the IRS had determined that no changes were required to Lineage's tax return for the 2013 tax year, which was the period under IRS examination, and that the IRS had closed its audit. Neither the Company nor any of its affiliates is currently under audit for federal income tax.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.
Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of NUMIENTTM IPX066 outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions and investments, the risks related to the Company’s acquisitions of or investments in technologies, products or businesses, the restrictions imposed by our credit facility and indenture, the Company’s level of indebtedness and liabilities and the potential impact on cash flow available for operations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2015. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

Rytary® and Emverm® are registered trademarks of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

Overview
We are a specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development, manufacture and marketing of branded products. We operate in two segments, referred to as “Impax Generics” and “Impax Specialty Pharma.” Impax Generics concentrates its efforts on generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. Impax Specialty Pharma utilizes its specialty sales force to market proprietary branded pharmaceutical products for the treatment of CNS disorders and other select specialty segments. Impax Specialty Pharma also generated revenue from research and development services provided to an unrelated third-party pharmaceutical entity (which agreement was terminated by mutual agreement of the parties effective December 23, 2015). We currently sell our generic and branded products within the continental United States and the Commonwealth of Puerto Rico. We currently have no sales in foreign countries.

We plan to continue to expand Impax Generics through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties. As of June 30, 2016, we marketed 199 generic pharmaceuticals, which represent dosage variations of 70 different pharmaceutical compounds through our Impax Generics division; another five of our generic pharmaceuticals representing dosage variations of two different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of June 30, 2016, we had 20 applications pending at the FDA and 23 other products in various stages of development for which applications have not yet been filed.

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

Our branded pharmaceutical product portfolio consists of commercial CNS and other select specialty products, as well as development stage projects. In February 2012, we licensed from AZ the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulations pursuant to the terms of the AZ Agreement (which was subsequently amended) and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. In June 2015, the FDA approved the Zomig® nasal spray for use in pediatric patients 12 years of age or older for the acute treatment of migraine with or without aura. In addition to the Zomig® products and our internally developed pharmaceutical product, Rytary® for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015, we are currently engaged in the sales and marketing of Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and two other products, all acquired in our acquisition of Tower and Lineage which closed in March 2015. In November 2015, the European Commission granted marketing authorization for NUMIENT™ (referred to as Rytary® in the United States). The review of the NUMIENT™ application was conducted under the centralized licensing procedure as a therapeutic innovation, and the authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway.

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

A significant majority of our gross to net accruals are the result of chargebacks and rebates, with the majority of those programs having an accrual to payment cycle of three months. In addition to this relatively short accrual to payment cycle, we receive monthly information from the wholesalers regarding their sales of our products and actual on hand inventory levels of our products. During the six months ended June 30, 2016, the three large wholesalers account for 97% of our chargebacks and 83% of our indirect sales rebates. This enables us to execute accurate provisioning procedures. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, returns represent the smallest gross to net adjustment. We have not experienced any significant changes in our estimates as it relates to our chargebacks, rebates or returns in the six month and one year periods ended June 30, 2016 and December 31, 2015, respectively.

The following tables are roll-forwards of the activity in the reserves for the six months ended June 30, 2016 and the year ended December 31, 2015 with an explanation for any significant changes in the accrual percentages (in thousands):

	June 30, 2016	December 31, 2015
Chargeback reserve
Beginning balance	$102,630	$43,125
Acquired balances	—	24,532
Provision recorded during the period	430,155	833,157
Credits issued during the period	(440,242)	(798,184)
Ending balance	$92,543	$102,630
Provision as a percent of gross product sales	33%	34%
As noted in the table above, the provision for chargebacks, as a percent of gross product sales, decreased from 34% during the year ended December 31, 2015 to 33% during the six months ended June 30, 2016 as a result of product sales mix and the inclusion of product sales from the Tower acquisition.

	June 30, 2016	December 31, 2015
Rebate reserve
Beginning balance	$265,229	$88,812
Acquired balances	—	75,447
Provision recorded during the period	368,856	571,642
Credits issued during the period	(271,089)	(470,672)
Ending balance	$362,996	$265,229
Provision as a percent of gross product sales	28%	23%
As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 23% during the year ended December 31, 2015 to 28% during the six months ended June 30, 2016 as a result of product sales mix, the formation of alliances between major wholesalers and major retailers and the inclusion of product sales from the Tower acquisition which carried a higher rebate rate. The table above represents rebates in both the Impax Generics and Impax Specialty Pharma divisions. The payment mechanisms for rebates in the Impax Generics and Impax Specialty Pharma divisions are different, which impacts the location on our balance sheet. Only rebates in the Impax Generics division are shown in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 8. Accounts Receivable," as Impax Specialty Pharma rebates are classified as Accrued Expenses on our consolidated balance sheets.

	June 30, 2016	December 31, 2015
Returns reserve
Beginning balance	$48,950	$27,174
Acquired balances	—	11,364
Provision related to sales recorded in the period	24,937	43,967
Credits issued during the period	(13,697)	(33,555)
Ending balance	$60,190	$48,950
Provision as a percent of gross product sales	1.9%	2.0%
The provision for returns as a percent of gross product sales decreased to 1.9% during the six month period ended June 30, 2016 compared to 2.0% during the year ended December 31, 2015 as a result of slightly lower historical returns experience.
Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, as well as any new information regarding changes in the pricing programs that may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $86.4 million and $91.7 million as of June 30, 2016 and December 31, 2015, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon its remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $6.9 million and $6.6 million as of June 30, 2016 and December 31, 2015, respectively.
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
Research Partner. We have entered into development agreements with unrelated third-party pharmaceutical companies under which we are collaborating in the development of five dermatological products, including four generic products and one branded dermatological product. Under each of the development agreements, we received an upfront fee with the potential to receive additional milestone payments upon completion of contractually specified clinical and regulatory milestones. Additionally, we may also receive royalty payments from the sale, if any, of a successfully developed and commercialized branded product under one of the development agreements. We defer and recognize revenue received from the achievement of contingent research and development milestones in the period such payment is earned. We will recognize royalty fee income, if any, as current period revenue when earned.
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
Share-Based Compensation. We recognize the grant date fair value of each stock option and restricted share over its vesting period. Stock options and restricted shares granted under the 2002 Plan generally vest over a three or four year period and generally have a term of 10 years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model, wherein expected volatility is based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends. During the year ended December 31, 2014, we granted shares of restricted stock that vested upon the achievement of certain stock price performance criteria. We valued these awards using a Monte Carlo simulation.
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

Contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, covering a wide range of matters, including, among others, patent litigation, stockholder lawsuits, and product and clinical trial liability. In accordance with FASB ASC Topic 450, “Contingencies”, we record accrued loss contingencies when it is probable a liability will be incurred and the amount of loss can be reasonably estimated. We do not recognize gain contingencies until they have been realized.

Intangible Assets. Our intangible assets include both indefinite-lived and finite-lived assets. Indefinite-lived intangible assets are not amortized. In-process research and development assets acquired in a business combination are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Finite-lived intangible assets are amortized over the estimated useful life based on the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, the straight-line amortization method is used. All of our intangible assets are tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing requires management to estimate the future undiscounted cash flows of the finite lived intangible assets using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in the impairment testing. We recognize an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value.
Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles," rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Impax Generics division and Impax Specialty Pharma division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute $59.7 million of goodwill to the Impax Specialty Pharma division and $148.7 million of goodwill to the Impax Generics division. We concluded the carrying value of goodwill was not impaired as of December 31, 2015 as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their respective carrying values at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. As of June 30, 2016, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations that would require us to perform an interim impairment test.

Results of Operations
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
Overview
The following table sets forth our summarized, consolidated results of operations for the three month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Total revenues	$172,590	$214,182	$(41,592)	(19)%
Gross profit	72,984	84,851	(11,867)	(14)%
Income from operations	4,401	18,053	(13,652)	(76)%
Loss before income taxes	(3,950)	(4,548)	598	(13)%
Benefit from income taxes	(1,249)	(2,696)	1,447	(54)%
Net loss	$(2,701)	$(1,852)	$(849)	46%
Consolidated total revenues for the three month period ended June 30, 2016 decreased by 19% or $41.6 million to $172.6 million, compared to $214.2 million in the prior year period. The decrease was primarily due to lower Impax Generics division product sales partially offset by an increase in sales of Impax Specialty Pharma division products. Existing product selling price decreased total revenues by 14.2% and product volumes decreased total revenues by 7.0%, while volumes from new product launches increased total revenues by 1.9%.
Revenues from our Impax Generics division decreased by $53.0 million during the three month period ended June 30, 2016, as compared to the prior year period, driven primarily by increased competition in diclofenac sodium gel and metaxalone as well as lower market share of generic Adderall XR®, in each case compared to the prior year period. In addition, during the second quarter of 2016, the Company recorded shelf-stock adjustments totaling $15.0 million on diclofenac sodium gel and metaxalone as a result of a decline in price during the current year period. Revenues from Impax Specialty Pharma division increased $11.4 million during the three month period ended June 30, 2016 as compared to the prior year period, primarily as a result of sales from Rytary® as well as increased sales from products acquired in the Tower acquisition, including sales from our anthelmintic products franchise.
Net loss for the three month period ended June 30, 2016 was $2.7 million, an increase of $0.8 million as compared to a net loss of $1.9 million for the three month period ended June 30, 2015. The increase in net loss compared to the prior year period was primarily attributable to lower gross profit as a result of lower Impax Generics division sales combined with higher operating expenses, which were partially offset by the absence of a loss on debt extinguishment in the current period compared to a loss of $16.9 million incurred in the second quarter 2015.

Impax Generics
The following table sets forth results of operations for Impax Generics for the three month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Generics sales, net	$119,953	$171,273	$(51,320)	(30)%
Rx Partner	1,669	2,579	(910)	(35)%
Other Revenues	73	827	(754)	(91)%
Total revenues	121,695	174,679	(52,984)	(30)%
Cost of revenues	84,339	110,767	(26,428)	(24)%
Gross profit	37,356	63,912	(26,556)	(42)%

Operating expenses:
Selling, general and administrative	1,565	7,284	(5,719)	(79)%
Research and development	17,089	12,891	4,198	33%
Patent litigation expenses	155	1,332	(1,177)	(88)%
Total operating expenses	18,809	21,507	(2,698)	(13)%
Income from operations	$18,547	$42,405	$(23,858)	(56)%
Revenues
Total revenues for Impax Generics for the three month period ended June 30, 2016, were $121.7 million, a decrease of 30% over the same period in 2015, driven primarily by increased competition in diclofenac sodium gel and metaxalone as well as lower market share of generic Adderall XR®, in each case compared to the prior year period. In addition, during the second quarter of 2016, the Company recorded shelf-stock adjustments totaling $15.0 million on diclofenac sodium gel and metaxalone as a result of a decline in price during the current year period.
Cost of Revenues
Cost of revenues was $84.3 million for the three month period ended June 30, 2016, a decrease of $26.4 million compared to the prior year period, principally resulting from the decreased costs related to lower product revenue as well as an overall net decrease in other production costs such as lower remediation costs, absence of inventory step-up charges in the current period compared to $0.7 million of such charges in the prior year period, and improved production efficiencies. Such reduced costs in the current year period were partially offset by higher severance costs incurred in conjunction with the previously announced closure of our Middlesex, New Jersey facility and intangible asset impairment charges.
Gross Profit
Gross profit for the three month period ended June 30, 2016 was $37.4 million, or 31% of total revenues, as compared to $63.9 million, or 37% of total revenues, in the prior year period. The decrease in gross profit was primarily driven by the decrease in sales of certain products as described above. The decrease in gross margin in the current period compared to the prior year period was primarily attributable to lower sales from our higher margin products versus the product sales mix for the prior year period as well as the impact of the $15.0 million in shelf-stock adjustments.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three month period ended June 30, 2016 were $1.6 million, as compared to $7.3 million for the three month period ended June 30, 2015. The decrease of $5.7 million compared to the prior year period was primarily due to a decrease in failure-to-supply claims and trade accounts receivables reserves in the current period.
Research and Development Expenses
Total research and development expenses for the three month period ended June 30, 2016 were $17.1 million, an increase of 33%, as compared to $12.9 million in the prior year period, primarily due to an increase in project spend due to a ramp up of the research and development activities for both internal and external development projects and an asset impairment charge related to a generic product partially offset by lower spending on various other research and development projects, as compared to the prior year period.
Patent Litigation Expenses
Patent litigation expenses for the three month period ended June 30, 2016 were $0.2 million, as compared to $1.3 million for the three month period ended June 30, 2015. The decrease in patent litigation expenses of $1.1 million compared to the prior year period was the result of legal activity related to cases in the prior year period for which there was no corresponding activity in the current year period.
Impax Specialty Pharma
The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Specialty Pharma sales, net	$50,895	$39,275	$11,620	30%
Other Revenues	—	228	(228)	(100)%
Total revenues	50,895	39,503	11,392	29%
Cost of revenues	15,267	18,564	(3,297)	(18)%
Gross profit	35,628	20,939	14,689	70%

Operating expenses:
Selling, general and administrative	16,133	12,912	3,221	25%
Research and development	4,657	4,104	553	13%
Patent litigation expenses	1,774	162	1,612	*
Total operating expenses	22,564	17,178	5,386	31%
Income from operations	$13,064	$3,761	$9,303	*
* Percentage exceeds 100%
Revenues
Total revenues for Impax Specialty Pharma were $50.9 million for the three month period ended June 30, 2016, an increase of $11.4 million over the same period in the prior year, primarily due to sales from Rytary® which we launched in April 2015 and increased revenues resulting from the Tower acquisition, including sales from our anthelmintic products franchise.
Cost of Revenues
Cost of revenues was $15.3 million for the three month period ended June 30, 2016, a decrease of $3.3 million over the prior year period. The decrease was primarily due to a $3.5 million step-up to fair value charge of inventory in connection with the Tower acquisition in the prior year period, for which there were no comparable charges in the current period.
Gross Profit
Gross profit for the three month period ended June 30, 2016 was $35.6 million, or 70% of total revenues, as compared to $20.9 million, or 53% of total revenues, in the prior year period. The increase in gross profit during the current period was primarily attributable to lower cost of revenues as detailed above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $16.1 million for the three month period ended June 30, 2016, an increase of $3.2 million as compared to $12.9 million in the prior year period. The increase in expenses during the current period was primarily driven by our sales force expansion to support the sales and marketing of Rytary®.

Research and Development Expenses
Total research and development expenses for the three month period ended June 30, 2016 were $4.7 million, an increase of $0.6 million as compared to $4.1 million in the prior year period. The increase during the current period was primarily driven by an increase in research and development expenses related to our branded initiatives.
Patent Litigation Expenses
Patent litigation expenses for the three month period ended June 30, 2016 were $1.8 million, as compared to $0.2 million for the three month period ended June 30, 2015. The increase in patent litigation expense was the result of legal activity related to patent matters in the current period for which there was no corresponding activity in the prior year period.
Corporate and Other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
General and administrative expenses	$27,210	$28,113	$(903)	(3)%
Unallocated corporate expenses	(27,210)	(28,113)	903	(3)%

Interest expense	(8,454)	(6,953)	(1,501)	22%
Interest income	340	294	46	16%
Loss on debt extinguishment	—	(16,903)	16,903	(100)%
Other income (expense), net	(237)	961	(1,198)	*
Loss before income taxes	(35,561)	(50,714)	15,153	(30)%
Benefit from income taxes	$(1,249)	$(2,696)	$1,447	(54)%
* Percentage exceeds 100%
General and Administrative Expenses
General and administrative expenses for the three month period ended June 30, 2016 were $27.2 million, a $0.9 million decrease over the same period in 2015. The decrease was principally driven by lower business development expenses, which largely consisted of transaction and/ or integration-related activities related to the Tower acquisition in 2015, partially offset by increased information technology expenses, higher legal expenses and higher net inflationary and other costs.
Interest Expense
Interest expense in the three month period ended June 30, 2016 was $8.5 million, compared to $7.0 million of interest expense during the prior year period. The current year $8.5 million of interest expense was incurred on our outstanding convertible notes, of which $3.0 million was cash and $5.5 million was non-cash accretion of the debt discount attributable to the deferred financing costs and bifurcation of the conversion option of our convertible senior notes, which also increased the carrying value of the notes on our consolidated balance sheet. The prior year interest expense of $7.0 million related to our $435.0 million term loan with Barclays (which was repaid in full using the proceeds of our convertible notes issued subsequently in June 2015) and consisted of $6.3 million in cash interest expense incurred on the Barclays term loan as well as $0.7 million in amortization of deferred financing costs.
Interest Income
Interest income in the three month period ended June 30, 2016 was $0.3 million and was relatively consistent with the same period in 2015.
Loss on Debt Extinguishment
During the three month period ended June 30, 2015, we recognized a $16.9 million loss on debt extinguishment related to the repayment of our term loan with Barclays. There was no comparable loss in the current period.

Other Income (Expense), net
Other expense, net in the three month period ended June 30, 2016 was $0.2 million, as compared to other income, net of $1.0 million in the three month period ended June 30, 2015. The income in the prior year period included a gain on the sale of an ANDA in the amount of $1.0 million, for which there was no comparable gain in the current period.
Income Taxes
Our effective tax rate for the three months ended June 30, 2016 and 2015 was 32% and 59%, respectively. During the three month period ended June 30, 2016 and 2015, we recognized aggregate consolidated tax benefits of $1.2 million and $2.7 million, respectively, for U.S. domestic and foreign income taxes. The decrease in aggregate tax benefit during the current year period resulted from lower consolidated loss before taxes in the current year period, as compared to the prior year period in addition to a change in the timing and mix of U.S. and foreign income.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
Overview
The following table sets forth our summarized, consolidated results of operations for the six month periods ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Total revenues	$398,098	$357,278	$40,820	11%
Gross profit	175,574	144,085	31,489	22%
Income from operations	42,352	11,205	31,147	*
Loss before income taxes	(21,444)	(15,253)	(6,191)	41%
Benefit from income taxes	(8,335)	(7,068)	(1,267)	18%
Net loss	$(13,109)	$(8,185)	$(4,924)	60%
* Percentage exceeds 100%
Consolidated total revenues for the six month period ended June 30, 2016 increased by 11% or $40.8 million to $398.1 million, compared to $357.3 million in the prior year period. The increase was primarily due to the addition of product revenues from the Tower acquisition that closed in March 2015, increased sales of diclofenac sodium gel, a product licensed under our agreement with Tolmar, the addition of sales from Rytary®, which we launched in April 2015, and the addition of sales from Emverm®, which we launched in March 2016. Product volumes (including acquisitions) and new product launches increased total revenues by 20.5% and 5.4%, respectively, while product selling price decreased total revenues by 14.5%, in each case compared to the prior year period.
Revenues from our Impax Generics division decreased by $11.6 million during the six month period ended June 30, 2016, as compared to the prior year period, driven primarily by lower revenues due to mixed results from both price and volume from products acquired in the Tower acquisition as well as from our legacy products. In addition, during the second quarter of 2016, the Company recorded shelf-stock adjustments totaling $15.0 million on diclofenac sodium gel and metaxalone as a result of a decline in price during the current year period. Revenues from Impax Specialty Pharma division increased $52.5 million during the six month period ended June 30, 2016 as compared to the prior year period, as a result of sales from Rytary® as well as increased sales from products acquired in the Tower acquisition, including sales from our anthelmintic products franchise.
Net loss for the six month period ended June 30, 2016 was $13.1 million, an increase of $4.9 million as compared to a net loss of $8.2 million for the six month period ended June 30, 2015. The increase in net loss compared to the prior year period was primarily attributable to the $48.0 million reserve recorded as a result of the uncertainty of collection of the receivable from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities, partially offset by higher operating profit as a result of an overall increase in consolidated total revenues during the current period as noted above. Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” for information related to the Turing reserve.

Impax Generics
The following table sets forth results of operations for Impax Generics for the six month periods ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Generics sales, net	$287,137	$297,232	$(10,095)	(3)%
Rx Partner	4,504	4,818	(314)	(7)%
Other Revenues	133	1,370	(1,237)	(90)%
Total revenues	291,774	303,420	(11,646)	(4)%
Cost of revenues	194,461	186,880	7,581	4%
Gross profit	97,313	116,540	(19,227)	(16)%
Operating expenses:
Selling, general and administrative	6,339	11,570	(5,231)	(45)%
Research and development	31,684	23,754	7,930	33%
Patent litigation expense	269	2,110	(1,841)	(87)%
Total operating expenses	38,292	37,434	858	2%
Income from operations	$59,021	$79,106	$(20,085)	(25)%
Revenues
Total revenues for Impax Generics for the six month period ended June 30, 2016, were $291.8 million, a decrease of 4% over the same period in 2015, principally driven by increased competition in metaxalone as well as lower market share of generic Adderall XR®, partially offset by the increased sales of diclofenac sodium gel and Epinephrine Auto-Injector, both acquired in the Tower acquisition in March 2015. In addition, during the second quarter of 2016, the Company recorded shelf-stock adjustments totaling $15.0 million on diclofenac sodium gel and metaxalone as a result of a decline in price during the current year period.
Cost of Revenues
Cost of revenues was $194.5 million for the six month period ended June 30, 2016, an increase of $7.6 million compared to the prior year period, principally resulting from the increased costs related to product mix, increased product amortization incurred in connection with the Tower acquisition and costs related to our Middlesex, New Jersey manufacturing and packaging restructuring partially offset by the absence of Hayward remediation costs in the current period compared to the prior year period.
Gross Profit
Gross profit for the six month period ended June 30, 2016 was $97.3 million, or 33% of total revenues, as compared to $116.5 million, or 38% of total revenues, in the prior year period. The decrease in gross profit was primarily driven by the decrease in sales of certain products as described above including the shelf-stock adjustments partially offset by an increase in sales of diclofenac sodium gel and Epinephrine Auto-Injector, compared to the prior year period. The decrease in gross margin in the current period compared to the prior year period was primarily attributable to lower sales from our higher margin products versus the product sales mix for the prior year period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the six month period ended June 30, 2016 were $6.3 million, as compared to $11.6 million for the six month period ended June 30, 2015. The decrease of $5.2 million compared to the prior year period was primarily due to a decrease in failure-to-supply claims and trade accounts receivable reserves in the current period, partially offset by increases in annual FDA fees and increased expenses related to temporary and contract employees.
Research and Development Expenses
Total research and development expenses for the six month period ended June 30, 2016 were $31.7 million, an increase of 33%, as compared to $23.8 million in the prior year period, primarily due to an increase in external development costs due to increased research and development activities, including a full year of research and development expenses from the Tower acquired companies.
Patent Litigation Expenses
Patent litigation expenses for the six month period ended June 30, 2016 were $0.3 million, as compared to $2.1 million for the six month period ended June 30, 2015. The decrease in patent litigation expenses of $1.8 million compared to the prior year period was the result of legal activity related to cases in the prior year period for which there was no corresponding activity in the current year period.
Impax Specialty Pharma
The following table sets forth results of operations for Impax Specialty Pharma for the six month periods ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Specialty Pharma sales, net	$106,324	$53,403	$52,921	99%
Other Revenues	—	455	(455)	(100)%
Total revenues	106,324	53,858	52,466	97%
Cost of revenues	28,063	26,313	1,750	7%
Gross profit	78,261	27,545	50,716	*
Operating expenses:
Selling, general and administrative	29,951	27,768	2,183	8%
Research and development	9,084	8,203	881	11%
Patent litigation expense	2,979	344	2,635	*
Total operating expenses	42,014	36,315	5,699	16%
Income (loss) from operations	$36,247	$(8,770)	$45,017	*
* Percentage exceeds 100%
Revenues
Total revenues for Impax Specialty Pharma were $106.3 million for the six month period ended June 30, 2016, an increase of $52.5 million over the same period in the prior year, primarily due to increased sales from Rytary® which we launched in April 2015 and increased revenues resulting from the Tower acquisition, including sales from our anthelmintic products franchise.
Cost of Revenues
Cost of revenues was $28.1 million for the six month period ended June 30, 2016, an increase of $1.8 million over the prior year period, primarily due to increased costs related to increased product sales. Cost of revenues for the prior year period included a $4.4 million step-up to fair value of inventory charge in connection with the Tower acquisition in the prior year period, for which there were no comparable charges in the current period.
Gross Profit
Gross profit for the six month period ended June 30, 2016 was $78.3 million, or 74% of total revenues, as compared to $27.5 million, or 51% of total revenues, in the prior year period. The increase in gross profit was primarily attributable to lower cost of revenues as a percentage of net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $30.0 million for the six month period ended June 30, 2016, an increase of $2.2 million as compared to $27.8 million in the prior year period. The increase in expenses during the current period was primarily driven by our sales force expansion to support sales and marketing activities for Rytary® and increased advertising and promotion expenses to support the new indication of Zomig® nasal spray approved by the FDA in June 2015. The increase in expenses during the current period was partially offset by training expenses incurred during the six month period ending June 30, 2015 to support the launch of Rytary®, for which there was no comparable expense during the current period.
Research and Development Expenses
Total research and development expenses for the six month period ended June 30, 2016 were $9.1 million, an increase of $0.9 million as compared to $8.2 million in the prior year period. The increase during the current period was primarily driven by an increase in research and development expenses related to our branded initiatives.
Patent Litigation Expenses
Patent litigation expenses for the six month period ended June 30, 2016 were $3.0 million, as compared to $0.3 million for the six month period ended June 30, 2015. The increase in patent litigation expense was the result of legal activity related to patent matters in the current period for which there was no corresponding activity in the prior year period.
Corporate and Other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the six month periods ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
General and administrative expenses	$52,916	$59,131	$(6,215)	(11)%
Unallocated corporate expenses	(52,916)	(59,131)	6,215	(11)%
Interest expense	(16,785)	(10,928)	(5,857)	54%
Interest income	673	578	95	16%
Reserve for Turing receivable	(48,043)	—	(48,043)	*
Loss on debt extinguishment	—	(16,903)	16,903	(100)%
Other income, net	359	795	(436)	(55)%
Loss before income taxes	(116,712)	(85,589)	(31,123)	36%
Benefit from income taxes	$(8,335)	$(7,068)	$(1,267)	18%
* Percentage exceeds 100%
General and Administrative Expenses
General and administrative expenses for the six month period ended June 30, 2016 were $52.9 million, a $6.2 million decrease over the same period in 2015. The decrease was principally driven by lower business development expenses in the current period; expenses in the prior year period included Tower acquisition related costs for which there were no comparable amounts in the current period.
Interest Expense
Interest expense in the six month period ended June 30, 2016 was $16.8 million, compared to $10.9 million of interest expense during the prior year period. The current year $16.8 million of interest expense was incurred on our outstanding convertible notes, of which $6.0 million was cash and $10.8 million was non-cash accretion of the debt discount attributable to the deferred financing costs and bifurcation of the conversion option of our convertible senior notes, which also increased the carrying value of the notes on our consolidated balance sheet. The prior period interest expense of $10.9 million related to our $435.0 million term loan with Barclays (which was repaid in full using the proceeds of our convertible notes issued subsequently in June 2015), and consisted of $2.3 million in commitment fees incurred prior to the closing of the Tower acquisition, $7.5 million of interest expense and $1.1 million in amortization of deferred financing costs.
Interest Income
Interest income in the six month period ended June 30, 2016 was $0.7 million and was relatively consistent with the same period in 2015.
Reserve for Turing Receivable

During the six month period ended June 30, 2016, we recorded a reserve of $48.0 million, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of June 30, 2016. Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” for additional information related to the Turing receivable.

Other Income (Expense), net
Other income, net in the six month period ended June 30, 2016 was $0.4 million, as compared to other income, net of $0.8 million in the six month period ended June 30, 2015. The income in the current year was primarily driven by a legal settlement payment received during the current period, while the prior year income was attributable to the gain on sale of an ANDA for $1.0 million for which there was no comparable amount in the current year period.
Income Taxes
Our effective tax rate for the six months ended June 30, 2016 and 2015 was 39% and 46%, respectively. During the six month period ended June 30, 2016 and 2015, we recognized aggregate consolidated tax benefits of $8.3 million and $7.1 million, respectively, for U.S. domestic and foreign income taxes. The amount of tax benefit recorded for the six months ended June 30, 2016 reflects our estimate as of such date of the annual effective tax rate applied to the year-to-date loss. A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable as described above under "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" is also reflected in income tax benefit for the six months ended June 30, 2016. Excluding discrete items, our estimate of the annualized effective tax rate for the six months ended June 30, 2016 was 32%. The effective tax rate, including the effects of discrete tax income tax items, was 39% for the six months ended June 30, 2016. Due to the taxable loss for the six months ended June 30, 2016, the discrete tax benefit increased the tax rate. The increase in the aggregate tax benefit compared to the prior year period resulted from a higher consolidated loss before taxes in the six month period ended June 30, 2016, as compared to the same period in the prior year. The increase in tax benefit during the six month period ended June 30, 2016 was also a result of a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; the inclusion of the federal research and development credit which was permanently reinstated in December 2015; and an increase in the deferred tax asset related to a state R&D tax credit carryforward in a state with indefinite carryforwards. We are closely monitoring the events and circumstances that determine the need for a valuation allowance related to state research and development tax credit carryforwards and have determined that, based upon the evaluation of the provisions of ASC 740, no valuation allowance will be recorded at this time.

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

Cash and Cash Equivalents

At June 30, 2016, we had $366.8 million in cash and cash equivalents, an increase of $26.5 million as compared to December 31, 2015. As more fully discussed below, the increase in cash and cash equivalents during the six month period ended June 30, 2016 was primarily driven by $23.8 million of net cash provided by operating activities and $9.7 million of net cash provided by financing activities, partially offset by $7.7 million of net cash used in investing activities.

Cash Flows - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net cash provided by operating activities for the six month period ended June 30, 2016 was $23.8 million, an increase of $56.4 million compared to $32.6 million used in operating activities for the same period of the prior year. The period over period increase in net cash provided by operating activities principally resulted from an increase in income from operations and improvement in working capital, primarily attributable to a reduction in accounts receivable and increased non-cash expenses during the current period, including depreciation, amortization, share-based compensation expense, and intangible asset impairment charges, which were added back to the net loss to determine cash flows from operating activities. The significant reduction in accounts receivable was due to cash collections in the current year period of high sales during the fourth quarter of 2015. Depreciation and amortization expense increased primarily as a result of higher asset balances resulting from the Tower acquisition. The above items contributing to increased net cash were partially offset by cash payments related to accrued profit sharing and royalties to third parties, primarily related to Diclofenac sodium gel under the Tolmar agreement.

Net cash used in investing activities for the six month period ended June 30, 2016 was $7.7 million, a decrease of $499.5 million compared to $507.2 million for the same period of the prior year. The period over period decrease in net cash used in investing activities was due primarily to $697.2 million of cash used (net of cash acquired) to fund the Tower acquisition in March 2015, partially offset by proceeds from maturities of short-term investments of $200.1 million, with those cash proceeds used to fund part of the Tower acquisition purchase price. There were no similar significant transactions during the six month period ended June 30, 2016. In addition, the $15.0 million loan outstanding under the Tolmar Loan Agreement was repaid during the three months ended June 30, 2016.

Net cash provided by financing activities for the six month period ended June 30, 2016 was $9.7 million, a decrease of $504.9 million compared to $514.6 million for the same period of the prior year. The period over period decrease in net cash provided by financing activities was attributable to the June 2015 issuance of $600.0 million of 2% Convertible Senior Notes due June 2022, offset by net cash payments of $58.7 million under the Note Hedge Transactions and Warrant Transactions and the payment of $36.4 million in deferred financing fees, during the six month period ended June 30, 2015. There were no similar significant transactions during the six month period ended June 30, 2016. Please refer to “Outstanding Debt Obligations” below for further details on our debt obligations.

Outstanding Debt Obligations

Royal Bank of Canada Credit Facilities
On August 4, 2015, we entered into a senior secured revolving credit facility of up to $100 million, pursuant to a credit agreement, by and among us, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent (the “Revolving Credit Facility Agreement”). No borrowings were drawn from the Revolving Credit Facility from its inception through August 3, 2016. The Revolving Credit Facility was originally set to mature on August 4, 2020.
On August 3, 2016, we entered into a restatement agreement with Royal Bank of Canada, as administrative agent, and the lenders and guarantors party thereto (the "Restatement Agreement"). The Restatement Agreement amends and restates the existing Revolving Credit Facility Agreement (as amended and restated, the "Amended and Restated Credit Agreement") to, among other things, (i) add a term loan feature to allow for the borrowing of up to $400.0 million of term loans (the "Term Loan Facility") by us in accordance with the terms of the Amended and Restated Credit Agreement and (ii) increase the aggregate principal amount of revolving loans permitted under the Amended and Restated Credit Agreement (the "Revolving Credit Facility," and, together with the Term Loan Facility, the "RBC Credit Facilities"), from $100.0 million to $200.0 million and (iii) extend the maturity date of the Revolving Credit Facility from August 4, 2020 to August 3, 2021.
Borrowings under the Amended and Restated Credit Agreement will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.25% based on our total net leverage ratio. Up to $12.5 million of the Revolving Credit Facility is available for issuance of letters of credit and any such letters of credit will reduce the amount available under the Revolving Credit Facility on a dollar-for-dollar basis. We are required to pay a commitment fee to the lenders on the average daily unused portion of the Revolving Credit Facility at 0.50% or 0.375% per annum, depending our total net leverage ratio.
The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit our and our restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change our fiscal year. The Amended and Restated Credit Agreement also includes a financial maintenance covenant whereby we must not permit our total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter.

The Amended and Restated Credit Agreement contains events of default, including, without limitation (subject to customary grace periods and materiality thresholds), events of default upon (i) the failure to make payments pursuant to the terms of the Amended and Restated Credit Agreement, (ii) violation of covenants, (iii) incorrectness of representations and warranties, (iv) cross-default and cross-acceleration to other material indebtedness, (v) bankruptcy events, (vi) material monetary judgments (to the extent not covered by insurance), (vii) certain matters arising under the Employee Retirement Income Security Act of 1974, as amended, that could reasonably be expected to result in a material adverse effect, (viii) the actual or asserted invalidity of the documents governing the RBC Credit Facilities, any material guarantees or the security interests (including priority thereof) required under the Amended and Restated Credit Agreement and (ix) the occurrence of a change of control (as defined therein). Upon the occurrence of certain events of default, the obligations under the Amended and Restated Credit Agreement may be accelerated and any remaining commitments thereunder may be terminated.
The full amount of the proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash on our consolidated balance sheet, were used to finance the Teva Transaction, including transaction fees, on its closing date of August 3, 2016. The full amount of the $200.0 million Revolving Credit Facility remains available to us for working capital and other general corporate purposes.
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
For the three and six months ended June 30, 2016, we recognized $8.5 million and $16.8 million, respectively, of interest expense related to the Notes, of which $3.0 million and $6.0 million, respectively, was cash and $5.5 million and $10.8 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on our consolidated balance sheets, with a carrying value of $435.3 million and $424.6 million as of June 30, 2016 and December 31, 2015, respectively. Accrued interest payable on the Notes of $0.5 million as of both June 30, 2016 and December 31, 2015 is included in accrued expenses on our consolidated balance sheets.
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Commitments and Contractual Obligations

As of June 30, 2016, there were no significant changes to our contractual obligations as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 5. Recent Accounting Pronouncements" above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash equivalents and short-term investments included a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. We had no short-term investments as of June 30, 2016 or December 31, 2015.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. We limit our credit risk associated with cash equivalents and short-term investments by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly-rated money market funds. As discussed above under “Outstanding Debt Obligations,” we are party to a Term Loan facility of $400.0 million and a Revolving Credit Facility of up to $200.0 million pursuant to the RBC Credit Facilities. The amount under our Revolving Credit Facility is available for working capital and other general corporate purposes. We also issued the Notes in a private placement offering on June 30, 2015, which are our senior unsecured obligations, as described above under “Outstanding Debt Obligations.”
We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers. As discussed above under "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” we recorded a reserve in the amount of $48.0 million on our consolidated statement of operations for the period ended March 31, 2016, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of March 31, 2016. There was no change to the reserve as of June 30, 2016.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2016 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
During the quarter ended June 30, 2016, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding the purchases of our equity securities by us during the three months ended June 30, 2016.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	82,390	$33.41	—	—
May 1, 2016 to May 31, 2016	16,965	$29.66	—	—
June 1, 2016 to June 30, 2016	86	$35.63	—	—

(1)
Represents shares of our common stock that we accepted during the indicated periods as a tax withholding from certain of our employees in connection with the vesting of shares of restricted stock pursuant to the terms of our 2002 Plan.

Item 3.    Defaults Upon Senior Securities.
Not Applicable.
Item 4.    Mine Safety Disclosures.
Not Applicable.
Item 5.    Other Information.
Not Applicable.

Item 6.    Exhibits.

Exhibit No.	Description of Document
3.1.1	Amendment No. 4 to Amended and Restated Bylaws of the Company, as amended effective as of May 17, 2016.*

3.1.2	Amendment No. 3 to Amended and Restated Bylaws of the Company, as amended effective as of October 7, 2015.*

3.1.3	Amendment No. 2 to Amended and Restated Bylaws of the Company, as amended effective as of July 7, 2015.*

3.1.4	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective as of March 24, 2015.*

3.1.5	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.*

10.1	First Amendment dated as of May 31, 2016 to the Distribution, License, Development and Supply Agreement by and between AstraZeneca UK Limited and the Company dated as of January 31, 2012.**

10.2.1	Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.**†

10.2.2	Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.*

10.3.1
Asset Purchase Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**†

10.3.2
Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**

10.4.1	Supply Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.**

10.4.2	Amendment No. 1 dated as of June 30, 2016 to the Supply Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.**

10.5.1
Supply Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**

10.5.2
Amendment No. 1 dated as of June 30, 2016 to the Supply Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**

10.6	Employment Agreement dated as of July 14, 2016 by and between the Company and Douglas S. Boothe.*††

10.7	Restatement Agreement dated as of August 3, 2016 by and among the Company, the guarantors party thereto, Royal Bank of Canada, as administrative agent, and the lenders party thereto.*

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2016 and 2015 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith.
** Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
† Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

†† Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2016		Impax Laboratories, Inc.
(Registrant)

	By:	/s/ Fred Wilkinson
Fred Wilkinson
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1.1	Amendment No. 4 to Amended and Restated Bylaws of the Company, as amended effective as of May 17, 2016.*

3.1.2	Amendment No. 3 to Amended and Restated Bylaws of the Company, as amended effective as of October 7, 2015.*

3.1.3	Amendment No. 2 to Amended and Restated Bylaws of the Company, as amended effective as of July 7, 2015.*

3.1.4	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective as of March 24, 2015.*

3.1.5	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.*

10.1	First Amendment dated as of May 31, 2016 to the Distribution, License, Development and Supply Agreement by and between AstraZeneca UK Limited and the Company dated as of January 31, 2012.**

10.2.1	Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.**†

10.2.2	Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.*

10.3.1
Asset Purchase Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**†

10.3.2
Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**

10.4.1	Supply Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.**

10.4.2	Amendment No. 1 dated as of June 30, 2016 to the Supply Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.**

10.5.1
Supply Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**

10.5.2
Amendment No. 1 dated as of June 30, 2016 to the Supply Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**

10.6	Employment Agreement dated as of July 14, 2016 by and between the Company and Douglas S. Boothe.*††

10.7	Restatement Agreement dated as of August 3, 2016 by and among the Company, the guarantors party thereto, Royal Bank of Canada, as administrative agent, and the lenders party thereto.*

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2016 and 2015 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith.
** Confidential treatment requested for certain portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
† Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.

†† Indicates management contract or compensatory plan or arrangement.