Form 10-Q
period 2016-09-30
IMPAX LABORATORIES INC
filed 2016-11-09
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________
Commission file number 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No ☒

As of October 28, 2016, there were 73,879,017 shares of the registrant’s common stock outstanding.

Impax Laboratories, Inc.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$232,123	$340,351
Accounts receivable, net	239,590	324,451
Inventory, net	167,554	125,582
Prepaid expenses and other current assets	61,319	31,689
Total current assets	700,586	822,073

Property, plant and equipment, net	227,588	214,156
Intangible assets, net	891,225	602,020
Goodwill	208,382	210,166
Deferred income taxes	36,666	315
Other non-current assets	55,209	73,757
Total assets	$2,119,656	$1,922,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,885	$56,325
Accrued expenses	235,181	204,711
Accrued profit sharing and royalty expenses	19,759	65,725
Current portion of long-term debt, net	17,708	—
Total current liabilities	334,533	326,761

Long-term debt, net	812,375	424,595
Deferred income taxes	—	72,770
Other non-current liabilities	68,888	35,952
Total liabilities	1,215,796	860,078

Commitments and contingencies (Notes 20 and 21)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; No shares issued or outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized; 74,174,083 issued and 73,930,354 outstanding shares at September 30, 2016; 72,926,205 issued and 72,682,476 outstanding shares at December 31, 2015	742	729
Treasury stock at cost: 243,729 shares at September 30, 2016 and December 31, 2015	(2,157)	(2,157)
Additional paid-in capital	531,301	504,077
Retained earnings	377,777	570,223
Accumulated other comprehensive loss	(3,803)	(10,463)
Total stockholders’ equity	903,860	1,062,409
Total liabilities and stockholders’ equity	$2,119,656	$1,922,487

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Impax Generics, net	$175,320	$180,666	$467,094	$484,086
Impax Specialty Pharma, net	52,589	40,433	158,913	94,291
Total revenues	227,909	221,099	626,007	578,377
Cost of revenues	136,873	127,550	357,852	340,743
Cost of revenues impairment charges	256,462	—	258,007	—
Gross (loss) profit	(165,426)	93,549	10,148	237,634

Operating expenses:
Selling, general and administrative	55,038	46,307	144,244	144,776
Research and development	20,115	18,631	59,937	50,588
In-process research and development impairment charges	28,770	—	29,716	—
Patent litigation	3,279	1,052	6,527	3,506
Total operating expenses	107,202	65,990	240,424	198,870
(Loss) income from operations	(272,628)	27,559	(230,276)	38,764

Other income (expense):
Interest expense	(11,089)	(8,182)	(27,874)	(19,110)
Interest income	222	247	895	825
Reserve for Turing receivable	—	—	(48,043)	—
Gain on sale of asset	—	45,574	—	45,574
Loss on debt extinguishment	—	—	—	(16,903)
Net change in fair value of derivatives	—	(4,000)	—	(4,000)
Other, net	(373)	134	(14)	929
(Loss) income before income taxes	(283,868)	61,332	(305,312)	46,079
(Benefit from) provision for income taxes	(104,531)	25,577	(112,866)	18,509
Net (loss) income	$(179,337)	$35,755	$(192,446)	$27,570

Net (loss) income per common share:
Basic	$(2.51)	$0.51	$(2.71)	$0.40
Diluted	$(2.51)	$0.49	$(2.71)	$0.38

Weighted-average common shares outstanding:
Basic	71,331,247	69,820,348	71,033,346	69,378,792
Diluted	71,331,247	72,777,746	71,033,346	72,548,557

 The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(179,337)	$35,755	$(192,446)	$27,570
Other comprehensive (loss) income component:
Currency translation adjustments	3,687	(8,707)	6,660	(5,123)
Comprehensive (loss) income	$(175,650)	$27,048	$(185,786)	$22,447

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(192,446)	$27,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	63,101	48,664
Non-cash interest expense	16,604	6,026
Share-based compensation expense	23,375	21,851
Tax benefit from employees’ exercises of stock options and vestings of restricted stock awards	(507)	(5,213)
Deferred income taxes, net and uncertain tax positions	(94,703)	(8,833)
Intangible asset impairment charges	287,723	—
Accrued profit sharing and royalty expenses, net of payments	(45,966)	16,004
Reserve for Turing receivable	48,043	—
Gain on sale of asset	—	(45,574)
Loss on debt extinguishment	—	16,903
Net change in fair value of derivatives	—	4,000
Provision for inventory reserves	14,779	(10,204)
Other	23	(762)
Changes in certain assets and liabilities, net of effects from acquisition:
Accounts receivable	36,818	(25,180)
Inventory	(50,524)	(8,818)
Prepaid expenses and other assets	(42,655)	7,025
Accounts payable and accrued expenses	31,824	(5,505)
Other liabilities	2,279	(2,878)
Net cash provided by operating activities	97,768	35,076

Cash flows from investing activities:
Payment for business acquisition (prior year net of cash acquired)	(585,800)	(691,348)
Proceeds from sales of intangible assets	—	59,546
Purchases of property, plant and equipment	(31,860)	(14,709)
Proceeds from sales of property, plant and equipment	1,346	—
Payments for licensing agreements	(3,500)	(5,550)
Proceeds from repayment of Tolmar loan	15,000	—
Maturities of short-term investments	—	200,064
Net cash used in investing activities	(604,814)	(451,997)

Cash flows from financing activities:
Proceeds from sale of convertible notes	—	600,000
Proceeds from issuance of term loan	400,000	435,000
Repayment of term loan	—	(435,000)
Payment of deferred financing fees	(11,867)	(36,941)
Purchase of bond hedge derivative asset	—	(147,000)
Proceeds from sale of warrants	—	88,320
Tax benefit from employees’ exercises of stock options and vestings of restricted stock awards	507	5,213
Proceeds from exercises of stock options and ESPP	9,137	10,928
Net cash provided by financing activities	397,777	520,520

Effect of exchange rate changes on cash and cash equivalents	1,041	(70)

Net (decrease) increase in cash and cash equivalents	(108,228)	103,529
Cash and cash equivalents, beginning of period	340,351	214,873
Cash and cash equivalents, end of period	$232,123	$318,402

Supplemental disclosure of cash flow information:
Cash paid for interest	8,206	9,843
Cash paid for income taxes	23,136	24,599

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
Operating and Reporting Structure
The Company currently operates in two divisions: the Impax Generics division and the Impax Specialty Pharma division. The Impax Generics division includes the Company’s legacy Global Pharmaceuticals business as well as the acquired businesses of CorePharma, LLC ("CorePharma") and Lineage Therapeutics, Inc. ("Lineage") from the Company's acquisition of Tower Holdings, Inc. ("Tower") and its subsidiaries on March 9, 2015 (the "Tower Acquisition"). The Impax Specialty Pharma division includes the legacy Impax Pharmaceuticals business as well as the acquired business of Amedra Pharmaceuticals, LLC ("Amedra") from the Tower Acquisition.
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
Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary branded pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the U.S. Food and Drug Administration ("FDA") on January 7, 2015 and which the Company began marketing in the United States in April 2015. The Company received marketing authorization from the European Commission for NUMIENT™ (the brand name of IPX066 outside of the United States) during the fourth quarter of fiscal year 2015. In addition to Rytary®, Impax Specialty Pharma is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories (the "AZ Agreement"), and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 23. Supplementary Financial Information.” Finally, the Company generated revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company (which was terminated by mutual agreement of the parties effective December 23, 2015), and reports such revenue under the caption “Other Revenues” in “Note 23. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. See “Note 22. Segment Information” for financial information about our segments for the three and nine months ended September 30, 2016 and 2015.

Operating Locations

The Company owns and/or leases facilities in California, Pennsylvania, New Jersey and Taiwan, Republic of China (“R.O.C.”). In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases two facilities in Hayward, utilized for additional research and development, equipment storage and quality assurance support. In Pennsylvania, the Company leased facilities in Chalfont, Montgomeryville, and Horsham used for sales and marketing, finance, and administrative personnel. During September 2016, the Company consolidated the three Pennsylvania locations into a new leased facility located in Fort Washington, Pennsylvania. In addition, the Company previously owned a packaging plant in Philadelphia, Pennsylvania that was closed and sold in February 2016 in conjunction with the Company's restructuring of its packaging and distribution operations announced in June 2015 and discussed below in "Note 17. Restructurings." In New Jersey, the Company leases manufacturing, packaging, research and development and warehousing facilities in Middlesex, New Jersey and office space in Bridgewater, New Jersey. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

2. BUSINESS ACQUISITIONS
Teva Transaction

On August 3, 2016, the Company completed its previously announced acquisition of (A) certain assets related to (i) 15 currently marketed generic pharmaceutical products, (ii) one approved generic product and two tentatively approved strengths of a currently marketed product, which have not yet launched, (iii) one pipeline generic product and one pipeline strength of a currently marketed product, which are pending approval by the FDA and (iv) one generic product under development, and (B) the return to the Company of its full commercial rights to its pending Abbreviated New Drug Application ("ANDA") for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product the Company previously partnered with Teva Pharmaceuticals USA, Inc. (“Teva USA”) (collectively, the products and pipeline products and the assets related thereto in (A) and (B), the “Acquired Product Lines” and the transactions related thereto the “Teva Transaction”), pursuant to (x) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with Teva Pharmaceutical Industries Ltd. (“Teva”), acting directly or through its affiliates (the “Teva APA”), (y) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with affiliates of Allergan plc (“Allergan”), including Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc. and Watson Laboratories, Inc. (the “Allergan APA” and collectively with the Teva APA, the "APAs"), and (z) a Termination Agreement, dated as of June 20, 2016, between the Company and Teva USA, terminating each party’s rights and obligations with respect to methylphenidate hydrochloride under the Strategic Alliance Agreement, dated June 27, 2001, as amended between the Company and Teva USA. The aggregate purchase price for the Acquired Product Lines pursuant to the terms of the Teva APA and the Allergan APA, including the upfront payment to Teva in accordance with the Termination Agreement, was $585.8 million in cash at closing. The Company is also obligated to make future payments to Teva of up to $40.0 million under the terms of the Termination Agreement, payable upon the achievement of specified commercialization events related to methylphenidate hydrochloride. The Teva Transaction was part of the divestiture process mandated by the Federal Trade Commission in connection with the acquisition by Teva of the U.S. generics business of Allergan.

The Company financed the Teva Transaction utilizing cash on hand and $400.0 million, the full amount of borrowing available, from its new Term Loan Facility, as discussed in "Note 13. Debt." The Company incurred acquisition-related costs for the Teva Transaction of $3.6 million, of which $1.6 million and $2.9 million are included, respectively in selling, general and administration expenses in the Company's consolidated statement of operations for the three and nine months ended September 30, 2016, respectively.

The acquisition of the foregoing currently marketed and pipeline products fits with the Company’s strategic priorities of maximizing its Generics Division’s platform and optimizing research and development opportunities. Through the Teva Transaction, the Company expects to expand its portfolio of difficult-to-manufacture or limited-competition products and maximize utilization of its existing manufacturing facilities in Hayward, California and Taiwan.

As part of the closing of the Teva Transaction, the Company, Teva and Allergan agreed to certain transition related services pursuant to which the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the closing date. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased product from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of September 30, 2016, the Company had paid $24.8 million on behalf of Teva and Allergan related to chargebacks and rebates as described above and $17.6 million remained in accrued expenses on the consolidated balance sheet.

Purchase Accounting and Consideration

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805") defines a business as consisting of inputs and processes applied to those inputs that have the ability to create outputs. The Company has determined that the Acquired Product Lines meet the definition of a business and, accordingly, has accounted for the Teva Transaction as a business combination under the acquisition method of accounting.

The following is a preliminary estimate of the purchase price for the Teva Transaction (in thousands) as of the closing date of August 3, 2016:

Estimated Fair Value
Purchase price per the APAs	$575,800
Upfront payment pursuant to Termination Agreement	10,000
Total cash consideration	585,800
Fair value of contingent consideration pursuant to Termination Agreement (1)	30,100
Total consideration transferred	$615,900

(1) The contingent consideration arrangement pursuant to the Termination Agreement potentially requires the Company to pay up to $40.0 million of additional consideration to Teva upon the achievement of specified commercialization events related to methylphenidate hydrochloride. The $30.1 million fair value of the potential contingent consideration payments recognized on the acquisition date was estimated by applying a probability-weighted expected return methodology.

Recognition and Measurement of Assets Acquired at Fair Value

The Company has preliminarily allocated the purchase price for the Teva Transaction based upon the estimated fair value of the assets acquired at the date of acquisition. Accordingly, the preliminary purchase price allocation described below is subject to change. The Company expects to finalize the allocation of purchase price upon receipt of the final valuations for the intangible assets. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the August 3, 2016 closing date of the Teva Transaction.

The following is a preliminary estimate of the fair value of the intangible and tangible assets acquired in connection with the Teva Transaction on the closing date of August 3, 2016 (in thousands):

Estimated Fair Value
Intangible assets	$613,032
Inventory - raw materials	2,868
Total assets acquired	$615,900

Intangible Assets

The following identifies the Company’s preliminary allocations of purchase price to intangible assets, including the weighted-average amortization period, in total and by major intangible asset class as of the closing date. See also "Note 11. Intangible Assets and Goodwill" for a discussion on a non-cash impairment charge recorded during the third quarter of 2016 related to the intangible assets acquired in the Teva Transaction:

	Estimated Fair Value	Weighted-Average Estimated Useful Life
Marketed product rights	$461,152	19 years
Acquired IPR&D product rights (1)	151,880	n/a
Total intangible assets	$613,032

(1) "IPR&D" refers to the Company's in-process research and development product rights. Pursuant to the Termination Agreement, Teva returned to the Company its full commercial rights to its pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product the Company previously partnered with Teva USA under a Strategic Alliance Agreement dated June 27, 2001, as amended. As a result, the Company recognized an intangible asset of $78.1 million related to the reacquired in-process research and development product right. The Company engaged a third-party valuation specialist to measure the value of the reacquired product right using a discounted cash flow analysis. The asset was determined to be indefinite-lived based on the market participant methodology prescribed in ASC 805.

The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the preliminary purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Teva Transaction on August 3, 2016. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital / contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors. The discount rates used to arrive at the present value at the closing date of the intangible assets was 6.9%. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. As described in "Note 11. Intangible Assets and Goodwill," the Company recorded a non-cash impairment charge during the third quarter of 2016 in the amount of $251.0 million related to the intangible assets from the Teva Transaction.

Revenues and Earnings for Acquired Product Lines

Included in the Company's consolidated statement of operations for the three and nine months ended September 30, 2016 were revenues of $11.4 million and a net loss of $162.0 million (including the $251.0 million impairment charge - See "Note 11. Intangible Assets and Goodwill"), representing the results of operations for the Acquired Product Lines from the Teva Transaction from the August 3, 2016 closing date through September 30, 2016.

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2016 and 2015 (assuming the closing of the Teva Transaction occurred on January 1, 2015) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$242,647	$262,381	$729,171	$702,224
Net (loss) income	(177,379)	43,600	(167,505)	50,535

During the third quarter, the Company recognized an intangible asset impairment charge of $251.0 million, related to certain of the intangible assets acquired in the Teva Transaction. See "Note 11. Intangible Assets and Goodwill." The impairment charge is reflected as part of the loss from operations in the accompanying financial statements. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Teva Transaction taken place on January 1, 2015. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects primarily the following adjustments:

•Adjustments to cost of revenues for amortization expense related to identifiable intangible assets acquired;
•Adjustments to interest expense for the Term Loan Facility (described in detail in “Note 13. Debt” below); and

•
Adjustments to selling, general and administrative expense, including the following non-recurring transaction costs which have been included in the comparable nine months ended September 30, 2015 as if the transaction closed on January 1, 2015:

(i)	For the three months ended September 30, 2016, the elimination of $1.7 million of non-recurring transaction costs directly related to the transaction; and

(ii)	For the nine months ended September 30, 2016, the elimination of $2.9 million of non-recurring transaction costs directly related to the transaction.

All of the items above were adjusted for the applicable tax impact.

Tower Acquisition

On March 9, 2015, the Company completed the Tower Acquisition for a purchase price of $691.3 million, net of $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage and post-closing working capital adjustments. The privately-held companies specialized in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. The Tower Acquisition included the Company's acquisition of all of the outstanding shares of common stock of Tower and Lineage, pursuant to the Stock Purchase Agreement dated as of October 8, 2014, by and among the Company, Tower, Lineage, Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., and the other parties thereto, including holders of certain options and warrants, to acquire the common stock of Tower and Lineage. In connection with the Tower Acquisition, all of the options and warrants of Tower and Lineage that were outstanding at the time of the acquisition were cancelled. The total consideration paid for Tower and Lineage was $691.3 million, net of $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage and post-closing working capital adjustments. The Company incurred total acquisition-related costs of $10.9 million, of which $6.8 million were incurred during the nine months ended September 30, 2015 and were included in selling, general and administrative expenses in the Company’s consolidated statement of operations for that period. In connection with the Tower Acquisition, the Company recorded an accrual for severance and related termination costs of $2.4 million during 2015 related to the elimination of approximately 10 positions at the acquired companies. The Company paid all severance and related termination costs related to the Tower Acquisition as of the end of the second quarter of 2016.

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

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The following tables summarize the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in the transaction at the closing date, net of cash acquired of $41.5 million (in thousands):

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

Intangible Assets

The following table identifies the Company’s allocations, by category, of the Tower purchase price to the intangible assets acquired as of the closing date:

	Estimated Fair Value	Weighted-Average Estimated Useful Life (years)
Marketed product rights	$381,100	13
Royalty rights	80,800	12
Acquired IPR&D product rights	170,700	n/a
Total intangible assets	$632,600

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

Unaudited Pro Forma Results of Operations

The following table reflects the unaudited pro forma combined results of operations for the nine months ended September 30, 2015 (assuming the closing of the Tower Acquisition occurred on January 1, 2014) (in thousands):

Nine Months Ended September 30, 2015
Total revenues	$610,814
Net income	$40,007

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

•	Adjustments to cost of revenues related to the fair value adjustments in inventory sold, including elimination of $6.1 million for the nine months ended September 30, 2015;

•
Adjustments to selling, general and administrative expense related to severance and retention costs of $3.4 million incurred as part of the transaction.  These costs were eliminated in the pro forma results for the nine months ended September 30, 2015;

•
Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the transaction include the elimination of $12.2 million of charges in the pro forma results for the nine month period ended September 30, 2015; and

•
Adjustments to reflect the elimination of $2.3 million in commitment fees related to the Company's $435.0 million term loan with Barclays Bank PLC (described in "Note 13. Debt" below) that were incurred during the nine months ended September 30, 2015.

All of the items above were adjusted for the applicable tax impact.

3. BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared from the books and records of the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and Rule 10-01 of Regulation S-X promulgated by the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosures for interim periods. All adjustments necessary for a fair presentation of the accompanying balance sheets and statements of operations, comprehensive (loss) income, and cash flows have been made. Although these interim consolidated financial statements do not include all of the information and footnotes required for complete annual financial statements, management believes the disclosures are adequate to make the information presented not misleading. Unaudited interim results of operations and cash flows are not necessarily indicative of the results that may be expected for the full year. Unaudited interim consolidated financial statements and footnotes should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, wherein a more complete discussion of significant accounting policies and certain other information can be found.

Principles of Consolidation

The Company's unaudited interim consolidated financial statements include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories USA, LLC, Impax Laboratories (Taiwan), Inc., ThoRx Laboratories, Inc., Impax International Holdings, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) C.V., Impax Laboratories (Netherlands) B.V., Impax Laboratories Ireland Limited, Lineage and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech (Taiwan), Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at September 30, 2016. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation
The Company translates the assets and liabilities of the Taiwan dollar functional currency of its majority-owned affiliate Prohealth and its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. into the U.S. dollar reporting currency using exchange rates in effect at the end of each reporting period. The revenues and expenses of these entities are translated using an average of the rates in effect during the reporting period. Gains and losses from these translations are recorded as currency translation adjustments included in the consolidated statements of comprehensive (loss) income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC requires the use of estimates and assumptions, based on complex judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, contingent consideration, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy, including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results.

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
The Company accounts for material revenue arrangements which contain multiple deliverables in accordance with FASB ASC Topic 605-25, Revenue Recognition - Multiple-Element Arrangements ("ASC 605-25"), which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

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
OTC Partner revenue is related to agreements with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) and L. Perrigo Company (“Perrigo”) with respect to the supply of the Company's over-the-counter pharmaceutical product Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets (the "D12 Product"). The OTC Partner sales channel is no longer a core area of the business, and the over-the-counter pharmaceutical products the Company sells through this sales channel are older products which are now only sold to Pfizer and Perrigo. The Company is currently only required to manufacture the over-the-counter pharmaceutical products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned.

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
During the fourth quarter of 2015, the Company began receiving invoices for chargebacks from wholesalers and rebates from various state Medicaid agencies for Daraprim® purchases made by governmental agencies during the third quarter of 2015.  As a result, the Company recorded a $40.6 million receivable from Turing as of December 31, 2015, representing actual invoices received related to the third quarter of 2015 and an estimate for invoices not yet received related to the third and fourth quarters of 2015. During the first three quarters of 2016, the Company received additional invoices related to the third and fourth quarters of 2015 and recorded an estimate for invoices not yet received related to the first three quarters of 2016. In total, the Company recorded an additional $7.4 million receivable from Turing during the nine month period ended September 30, 2016, resulting in an estimated accounts receivable balance due to the Company of $48.0 million as of September 30, 2016, with over $40.4 million of such amount representing overdue unpaid invoices due from Turing for chargebacks and Medicaid rebate liability as of September 30, 2016. The Company has paid $33.5 million of cash on Turing's behalf through September 30, 2016 and the remaining difference of $14.5 million (compared to the $48.0 million receivable due from Turing) is included in "Accrued expenses" on the Company's consolidated balance sheet. As of October 28, 2016, the amount of total payments made by the Company on Turing’s behalf was $33.6 million.

As a result of the uncertainty of the Company collecting the reimbursement amounts owed by Turing that developed since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company recorded a reserve in the amount of $48.0 million on the Company’s consolidated statement of operations in "Other income (expense)" for the three month period ended March 31, 2016, representing the full amount of the estimated receivable due from Turing as of March 31, 2016. There were no changes to either the receivable or the related reserve from March 31, 2016 through September 30, 2016.

On May 2, 2016, the Company filed suit against Turing in the United States District Court for the Southern District of New York alleging breach of the terms of the Turing APA seeking (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Turing APA for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $40.4 million, and for future amounts that may be due.  See “Note 21. Legal and Regulatory Matters” for a description of the Company’s suit against Turing. If the Company receives an unfavorable outcome in its suit against Turing or if Turing for any reason does not, or is unable to, make its reimbursement payments to the Company, it could have a material adverse effect on the Company’s business, results of operation and financial condition.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, with guidance intended to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified within the statement of cash flows. The update addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)), distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

6. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of September 30, 2016 and December 31, 2015 due to their short-term nature.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are indicated below (in thousands):

	As of September 30, 2016
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan assets(1)	$32,050	$32,050	$—	$32,050	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$380,000	$380,000	$—	$380,000	$—
2% Convertible senior notes due June 2022 (3)	$600,000	$532,692	$532,692	$—	$—
Deferred Compensation Plan liabilities (1)	$27,860	$27,860	$—	$27,860	$—
Contingent consideration (4)	$30,100	$30,100	$—	$—	$30,100

	As of December 31, 2015
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan assets(1)	$30,726	$30,726	$—	$30,726	$—
Liabilities
2% Convertible senior notes due June 2022 (3)	$600,000	$602,250	$602,250	$—	$—
Deferred Compensation Plan liabilities (1)	$25,581	$25,581	$—	$25,581	$—

(1)
The Deferred Compensation Plan liabilities are non-current liabilities recorded at the value of the amount owed to the plan participants, with changes in value recognized as compensation expense in the Company’s consolidated statements of operations. The calculation of the Deferred Compensation Plan obligation is derived from observable market data by reference to hypothetical investments selected by the participants and is included in the line item captioned “Other non-current liabilities” on the Company’s consolidated balance sheets. The Company invests participant contributions in corporate-owned life insurance (“COLI”) policies, for which the cash surrender value is included in the line item captioned “Other non-current assets” on the Company’s consolidated balance sheets.

(2)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at September 30, 2016 and December 31, 2015 represents the unaccreted discount related to deferred debt issuance costs.

(3)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at September 30, 2016 and December 31, 2015 represents the unaccreted discounts related to deferred debt issuance costs and bifurcation of the conversion feature of the notes.

(4)
The contingent consideration liability is a non-current liability representing future consideration potentially payable to Teva upon the achievement of specified commercialization events related to methylphenidate hydrochloride in accordance with the Termination Agreement related to the Teva Transaction as described in "Note 2. Business Acquisitions". A discounted cash flow valuation model was used to value the contingent consideration as of September 30, 2016. The valuation is based on significant unobservable inputs, including the probability and timing of successful product launch and the expected number of competitors at the time of launch and the launch anniversary date. The Company conducts a quarterly review of the underlying inputs and assumptions and significant changes in unobservable inputs could result in material changes to the contingent consideration liability. Changes in the value of the contingent consideration liability are included in "Other income (expense)" on the Company's consolidated statements of operations. A 5% increase or decrease in the probability of successful product launch would cause the fair value of the contingent consideration to both decrease and increase by $1.6 million, respectively. An increase or decrease in the number of competitors at the date of the product launch or the first anniversary would cause the fair value of the contingent consideration to decrease by $13.0 million and increase by $5.0 million, respectively. The maximum aggregate amount in contingent consideration payments the Company could be expected to make to Teva in accordance with the Termination Agreement related to methylphenidate hydrochloride is $40.0 million.

7. SHORT-TERM INVESTMENTS
Prior to December 31, 2014, the Company invested its excess cash in high quality (AAA-rated) short-maturity marketable debt securities, such as commercial paper and corporate bonds. The Company historically held all of its investments in marketable debt securities until maturity. Accordingly, these investments were accounted for as “held-to-maturity” securities and were recorded at amortized cost, which approximated fair value. During the first quarter of 2015, the Company allowed all of its investments in marketable debt securities to mature. The proceeds from these maturities of $200.1 million were used to fund part of the Tower Acquisition on March 9, 2015. The Company held no short-term investments as of September 30, 2016 and December 31, 2015.

8.  ACCOUNTS RECEIVABLE
The composition of accounts receivable, net is as follows (in thousands):

	September 30, 2016	December 31, 2015
Gross accounts receivable (1)	$755,859	$738,730
Less: Rebate reserve	(295,489)	(265,229)
Less: Chargeback reserve	(127,251)	(102,630)
Less: Distribution services reserve	(16,529)	(12,576)
Less: Discount reserve	(15,743)	(18,657)
Less: Uncollectible accounts reserve (2)	(61,257)	(15,187)
Accounts receivable, net	$239,590	$324,451
(1) Includes estimated $48.0 million and $40.6 million as of September 30, 2016 and December 31, 2015, respectively, receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities.
(2) As a result of the uncertainty of collection that developed since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company recorded a reserve of $48.0 million as of March 31, 2016, which represents the full amount of the estimated receivable due from Turing. See "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for additional information regarding the Turing receivable. There were no changes to the reserve from March 31, 2016 through September 30, 2016.
A roll-forward of the rebate and chargeback reserves activity for the nine months ended September 30, 2016 and the year ended December 31, 2015 is as follows (in thousands):

Rebate reserve	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Beginning balance	$265,229	$88,812
Acquired balances	—	75,447
Provision recorded during the period for Impax Generics rebates	526,913	571,642
Credits issued during the period for Impax Generics rebates	(496,653)	(470,672)
Ending balance	$295,489	$265,229
The payment mechanisms for rebates in the Impax Generics and Impax Specialty Pharma divisions are different, which impacts the location on the Company's consolidated balance sheets. Impax Specialty Pharma rebates are classified as "Accrued expenses" on the Company's consolidated balance sheets.

Chargeback reserve	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Beginning balance	$102,630	$43,125
Acquired balances	—	24,532
Provision recorded during the period	690,275	833,157
Credits issued during the period	(665,654)	(798,184)
Ending balance	$127,251	$102,630

9.  INVENTORY
Inventory, net of carrying value reserves, at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$51,806	$52,366
Work in-process	5,959	4,417
Finished goods	121,087	82,311
Total inventory	178,852	139,094
Less: Non-current inventory	11,298	13,512
Total inventory-current	$167,554	$125,582
Inventory carrying value reserves were $39.0 million and $24.1 million at September 30, 2016 and December 31, 2015, respectively.
The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch, FDA approval is expected in the near term, and/or the related litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory; and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding branded product, and once a generic product is approved, the pre-launch inventory is typically sold within the subsequent three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices. The carrying value of unapproved inventory less reserves was $13.0 million and $8.7 million at September 30, 2016 and December 31, 2015, respectively.

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

10. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net of accumulated depreciation, consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$5,603	$5,773
Buildings and improvements	173,637	165,322
Equipment	143,914	135,998
Office furniture and equipment	15,018	14,548
Construction-in-progress	41,641	25,659
Property, plant and equipment, gross	379,813	347,300
Less: Accumulated depreciation	(152,225)	(133,144)
Property, plant and equipment, net	$227,588	$214,156
Depreciation expense was $21.8 million and $19.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Unpaid vendor invoices relating to purchases of property, plant and equipment of $3.5 million and $1.0 million, which were accrued as of September 30, 2016 and September 30, 2015, respectively, have been excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses in the Company’s consolidated statements of cash flows.
11. INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
The Company’s finite-lived intangible assets, consisting of marketed product rights and royalties received from product sales by the Company’s third-party partners, are amortized over the estimated useful life of the asset based on the pattern of economic benefit expected to be realized or, if that pattern is not readily determinable, on a straight-line basis. The remaining weighted-average amortization period for the Company's finite-lived intangible assets not yet fully amortized is 12.1 years as of September 30, 2016. The Company’s indefinite-lived intangible assets consist of acquired in-process research and development ("IPR&D") product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, the Company will immediately expense the related capitalized cost.
The following tables show the gross carrying values and accumulated amortization, where applicable, of the Company’s intangible assets by type for the consolidated balance sheets presented (in thousands):

September 30, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$760,981	$(122,359)	$638,622
Royalties	339	(339)	—
	761,320	(122,698)	638,622
Non-amortized intangible assets:
Acquired IPR&D product rights	244,803	—	244,803
Acquired future royalty rights	7,800	—	7,800
	252,603	—	252,603
Total intangible assets	$1,013,923	$(122,698)	$891,225

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$458,675	$(82,906)	$375,769
Royalties	2,200	(189)	2,011
	460,875	(83,095)	377,780
Non-amortized intangible assets:
Acquired IPR&D product rights	145,640	—	145,640
Acquired future royalty rights	78,600	—	78,600
	224,240	—	224,240
Total intangible assets	$685,115	$(83,095)	$602,020
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
During the second quarter of 2016, the Company recognized a total of $1.5 million of charges within cost of revenues impairment charges on the Company's consolidated statements of operations related to two currently marketed products, which were acquired as part of the Tower Acquisition, primarily due to active pharmaceutical ingredient ("API") supply issues and minimal sales activity, resulting in immediate discontinuation of one product and rapid phase-out of the other. Additionally, one of the Company's IPR&D generic products, also acquired as part of the Tower Acquisition, was determined to be impaired as a result of the commercial launch of a competitor's generic product, resulting in a $1.0 million charge to in-process research and development impairment charges on the Company's consolidated statements of operations.
During the third quarter of 2016, the Company recorded $613.0 million of intangible asset additions as a result of the Teva Transaction, of which $461.1 million were amortized, finite-lived marketed product rights and $151.9 million were non-amortized, indefinite-lived acquired IPR&D product rights. Refer to "Note 2. Business Acquisitions" for additional information on the Teva Transaction. Pursuant to the Termination Agreement, the Company reacquired its full commercial rights to its pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product candidate the Company had acquired in the Tower Acquisition that the Company had previously partnered with Teva USA, in accordance with the terms of the Strategic Alliance Agreement, as amended, pursuant to which each party would retain 50% of the gross profit realized upon sales of the product following approval. The Company's 50% interest in this product was previously considered a non-amortized, indefinite-lived acquired future royalty right owing to the fact that Teva would sell the product upon receiving FDA approval and pay the Company 50% of the gross profit realized. Upon reacquisition of Teva's interest in this product, the $70.8 million asset value of the Company's 50% interest, determined at the time of the Tower Acquisition, was transferred to non-amortized, indefinite-lived acquired IPR&D products rights, as reflected in the tables above.
In addition to the intangible asset additions resulting from the Teva Transaction as described above, during the third quarter of 2016, the Company also commercially launched two products, resulting in the transfer of $11.0 million of asset value from non-amortized, indefinite-lived acquired IPR&D product rights to amortized, finite-lived marketed products rights.
Upon closing the Teva Transaction on August 3, 2016, the Company initiated the process of transferring and securing Teva’s and Allergan’s customers for the acquired products to its account. The Company assumed certain price concessions would occur following the closing, however, the Company elected to take additional price reductions on certain of the acquired products in order to retain key customers. These reductions produced significantly lower than expected operating cash flows from the Acquired Product Lines and triggered an impairment analysis. The Company's impairment analysis resulted in the recognition of a total $251.0 million non-cash impairment charge to earnings. Of the total $251.0 million impairment charge, $248.0 million was recorded in cost of revenues impairment charges and $3.0 million was recorded in in-process research and development impairment charges, each in the Company’s consolidated statement of operations for the third quarter of 2016.
Certain other non-cash impairment charges unrelated to the Teva Transaction were also recorded in the third quarter of 2016. During the third quarter of 2016, the Company also recognized a total of $34.2 million of intangible asset impairment charges, of which $8.5 million was recognized in cost of revenues impairment charges on the Company's consolidated statement of operations and attributable to the full impairment of three marketed products and one third-party partnered product where the Company received royalties from the sale of such product. The affected products were manufactured in the Company's Middlesex, New Jersey facility, which the Company is in the process of closing as discussed in "Note 17. Restructurings." The products were discontinued for several reasons, including the inability to efficiently transfer technology to another manufacturing site, the inability to continue to secure API from third parties on a timely basis, and/or minimal current and projected sales activity. The remaining $25.7 million of impairment charges recognized by the Company during the third quarter of 2016 were recognized in in-process research and development impairment charges and related to two of the Company's IPR&D product rights acquired in the Tower Acquisition due to delays in expected start of commercialization and lower pricing amid highly competitive market conditions, resulting in lower expected future cash flows.
The Company recognized amortization expense of $18.4 million and $39.6 million for the three and nine months ended September 30, 2016, respectively, and $10.3 million and $27.2 million for the three and nine months ended September 30, 2015, respectively, in cost of revenues on its consolidated statements of operations. Assuming no changes to the gross carrying amount of finite-lived intangible assets, amortization expense for fiscal years 2016 through 2020 is estimated to be in the range of $56.6 million to $87.4 million annually.
Goodwill
Goodwill on the Company’s consolidated balance sheets at September 30, 2016 and December 31, 2015 is the result of the 2015 Tower Acquisition and the 1999 merger of Impax Pharmaceuticals, Inc. with Global Pharmaceuticals Corporation. Goodwill had a carrying value of $208.4 million and $210.2 million at September 30, 2016 and December 31, 2015, respectively. The change in the carrying value during the nine months ended September 30, 2016 compared to December 31, 2015 was entirely attributable to the finalization of the purchase price allocation during the first quarter of 2016 for the Tower Acquisition as a result of the completion and filing of federal and state tax returns for the various entities acquired, which resulted in the adjustment of goodwill. At September 30, 2016, the Company attributed $148.7 million and $59.7 million to the Impax Generics division and the Impax Specialty Pharma division, respectively.
12. ACCRUED EXPENSES
The following table sets forth the Company’s accrued expenses (in thousands):

	September 30, 2016	December 31, 2015
Payroll-related expenses	$29,761	$37,419
Product returns	70,282	48,950
Accrued shelf stock	9,614	6,619
Government rebates (1)	79,775	91,717
Legal and professional fees	14,633	5,929
Income taxes payable	—	830
Physician detailing sales force fees	—	1,132
Interest payable	3,500	500
Estimated Teva and Allergan chargebacks and rebates (2)	17,627	—
Other	9,989	11,615
Total accrued expenses	$235,181	$204,711

(1) Includes estimated $14.5 million and $40.6 million as of September 30, 2016 and December 31, 2015, respectively, of liabilities for Daraprim® chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code, which amounts are subject to reimbursement by Turing in accordance with the terms of the Company's purchase agreement with Turing. The Company made payments of $33.5 million on Turing's behalf during the first three quarters of 2016. See "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for additional information related to the Turing receivable.
(2) As discussed in "Note 2. Business Acquisitions," pursuant to certain agreed upon transition related services by and among the Company, Teva and Allergan after the closing of the Teva Transaction, the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the Company's acquisition of the products. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased product from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates for products they sold into the channel prior to the closing and made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of September 30, 2016, the Company had paid $24.8 million related to chargebacks and rebates as described above and $17.6 million remained in accrued expenses on the Company's consolidated balance sheet.
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

A roll-forward of the return reserve activity for the nine months ended September 30, 2016 and the year ended December 31, 2015 is as follows (in thousands):

Returns Reserve	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Beginning balance	$48,950	$27,174
Acquired balances	—	11,364
Provision related to sales recorded in the period	41,662	43,967
Credits issued during the period	(20,330)	(33,555)
Ending balance	$70,282	$48,950

13. DEBT
Royal Bank of Canada Credit Facilities
On August 3, 2016, the Company entered into a restatement agreement with Royal Bank of Canada, as administrative agent, and the lenders and guarantors party thereto (the "Restatement Agreement"). The Restatement Agreement amends and restates the Company's existing Revolving Credit Facility Agreement (as amended and restated, the "Amended and Restated Credit Agreement") to, among other things, (i) add a term loan feature to allow for the borrowing of up to $400.0 million of term loans (the "Term Loan Facility") by the Company in accordance with the terms of the Amended and Restated Credit Agreement, (ii) increase the aggregate principal amount of revolving loans permitted under the Amended and Restated Credit Agreement (the "Revolving Credit Facility," and, together with the Term Loan Facility, the "RBC Credit Facilities"), from $100.0 million to $200.0 million; and (iii) extend the maturity date of the Revolving Credit Facility from August 4, 2020 to August 3, 2021.

Borrowings under the Amended and Restated Credit Agreement will accrue interest at a rate equal to LIBOR or the base rate, plus an applicable margin. The applicable margin may be increased or reduced by 0.25% based on the Company's total net leverage ratio. Up to $12.5 million of the Revolving Credit Facility is available for issuance of letters of credit and any such letters of credit will reduce the amount available under the Revolving Credit Facility on a dollar-for-dollar basis. The Company is required to pay a commitment fee to the lenders on the average daily unused portion of the Revolving Credit Facility at 0.50% or 0.375% per annum, depending on the Company's total net leverage ratio.
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
The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash on the Company's consolidated balance sheet, were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. The full amount of the $200.0 million Revolving Credit Facility remains available to the Company for working capital and other general corporate purposes.
In connection with the Term Loan Facility, the Company incurred $11.0 million of debt issuance costs for banking, legal and accounting fees and other expenses which were recorded on the Company's consolidated balance sheet as a reduction to the current and long-term portions of debt related to the Term Loan Facility. These deferred debt issuance costs will be accreted to interest expense over the term of the debt using the effective interest method. In connection with the increase in the aggregate principal amount of revolving loans permitted under the Revolving Credit Facility, the Company incurred $0.8 million of debt issuance costs for banking fees which were recorded as an asset with current and long-term portions on the Company's consolidated balance sheet. These deferred debt issuance costs, in addition to the $0.3 million balance remaining from the initial $100.0 million revolving credit facility, will be amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.
For the period of August 3, 2016 through September 30, 2016, the Company recognized $2.6 million of interest expense related to the Term Loan Facility, of which $2.2 million was cash and $0.4 million was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of September 30, 2016, the Term Loan Facility had a carrying value of $389.3 million, of which $17.7 million is classified as current debt and $371.6 million is classified as long-term debt on the Company's consolidated balance sheets. The Term Loan Facility requires quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is payable in August 2021.
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
At the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common stock available to share-settle the conversion option of the Notes. Therefore, in accordance with guidance found in FASB ASC Topic 470-20, Debt with Conversion and Other Options, and FASB Topic ASC 815-15, Embedded Derivatives, the conversion option of the Notes was deemed an embedded derivative requiring bifurcation from the Notes (host contract) and separate accounting as a derivative liability. The fair value of the conversion option derivative liability at June 30, 2015 was $167.0 million, which was recorded as a reduction to the carrying value of the debt and will be accreted to interest expense over the term of the debt using the effective interest method. Although the Company subsequently amended the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock in December

2015, the debt discount remains and continues to be accreted to interest expense. See “Note 14. Stockholders’ Equity” for additional information.
In connection with the issuance of the Notes, the Company incurred $18.7 million of debt issuance costs for banking, legal and accounting fees and other expenses. This amount was also recorded on the Company’s balance sheet as a reduction to the carrying value of the debt and is being accreted to interest expense over the term of the debt using the effective interest method.
For the three and nine months ended September 30, 2016, the Company recognized $8.5 million and $25.3 million, respectively, of interest expense related to the Notes, of which $3.0 million and $9.0 million, respectively, was cash and $5.5 million and $16.3 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company's consolidated balance sheets, with a carrying value of $440.8 million and $424.6 million as of September 30, 2016 and December 31, 2015, respectively. Accrued interest payable on the Notes of $3.5 million as of September 30, 2016 and $0.5 million as of December 31, 2015 is included in accrued expenses on the Company's consolidated balance sheets.
Loss on Early Extinguishment of Debt – Barclays $435.0 million Term Loan
In connection with the Tower Acquisition during the first quarter of 2015, the Company entered into a $435.0 million senior secured term loan facility (the “Barclays Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver,” and collectively with the Barclays Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC ("Barclays"), as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, the Company incurred debt issuance costs for banking, legal and accounting fees and other expenses of $17.8 million, which were previously reflected as a discount to the carrying value of the debt on the Company’s consolidated balance sheet in accordance with ASU 2015-03. Prior to repayment of the Barclays Term Loan on June 30, 2015, this debt discount was accreted to interest expense over the term of the loan using the effective interest rate method.
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
For the six months ended June 30, 2015, the Company incurred total interest expense related to the Barclays Term Loan of $10.7 million, of which $9.8 million was cash and $0.9 million was non-cash accretion of the debt discount recorded. Included in the prior year-to-date cash interest expense of $12.8 million is a $2.3 million ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Barclays Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders' commitment of the Barclays Term Loan until the actual allocation of the loan occurred at the closing of the Tower Acquisition.

14. STOCKHOLDERS’ EQUITY
Preferred Stock
Pursuant to its Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of September 30, 2016 and December 31, 2015.
Common Stock
Pursuant to its Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value per share, of which 74,174,083 shares have been issued and 73,930,354 shares were outstanding as of September 30, 2016. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of September 30, 2016 (in thousands):

Shares issued	74,174
Stock options outstanding(1)	2,470
Conversion of Notes payable (2)	9,471
Warrants outstanding (see below)	9,471
Total shares of common stock issued and reserved for issuance	95,586
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

During the quarter ended September 30, 2015, the Company recognized in its consolidated statement of income $4.0 million of net expense related to the change in the fair value of the former derivative asset and liability.

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

The following is a reconciliation of basic and diluted net (loss) income per share of common stock for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Basic (Loss) Earnings Per Common Share:
Net (loss) income	$(179,337)		$35,755		$(192,446)		$27,570
Weighted-average common shares outstanding	71,331		69,820		71,033		69,379
Basic (loss) earnings per share	$(2.51)		$0.51		$(2.71)		$0.40

Diluted (Loss) Earnings Per Common Share:
Net (loss) income	$(179,337)		$35,755		$(192,446)		$27,570
Add-back of interest expense on outstanding convertible notes payable, net of tax	—	(1)	—	(2)	—	(1)	—	(2)
Adjusted net (loss) income	$(179,337)		$35,755		$(192,446)		$27,570

Weighted-average common shares outstanding	71,331		69,820		71,033		69,379
Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares and ESPP share issuance	—	(3)	2,958	(4)	—	(3)	3,170	(4)
Weighted-average incremental shares assuming conversion of outstanding notes payable	—	(1)	—	(2)	—	(1)	—	(2)
Diluted weighted-average common shares outstanding	71,331	(3)	72,778	(5)	71,033	(3)	72,549	(5)
Diluted net (loss) income per share	$(2.51)		$0.49		$(2.71)		$0.38

(1)
For the three and nine month periods ended September 30, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. Accordingly, there were no numerator or denominator adjustments related to the Company's outstanding Notes.

(2)
The add-back of interest expense incurred on the Company’s outstanding Notes, net of tax, to the numerator and the weighted-average incremental shares assuming conversion of the outstanding Notes to the denominator were excluded from the calculation of diluted EPS for the period ended September 30, 2015 because the Company was required to settle the conversion of the Notes in cash. See “Note 13. Debt” and “Note 14. Stockholders’ Equity” for additional information.

(3)
For the three and nine month periods ended September 30, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of September 30, 2016, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, included 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 2.47 million stock options outstanding and 2.60 million non-vested restricted stock awards.

(4)
The 9.47 million warrants outstanding have been excluded from the denominator of the diluted EPS calculation under the treasury stock method as of September 30, 2015 because the weighted-average exercise price of the warrants exceeded the average market price of the Company’s common stock for the periods presented and to do so would be anti-dilutive.

(5)
As of September 30, 2015, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, included 9.47 million warrants outstanding and 9.47 million shares for conversion of outstanding convertible notes payable. In addition, for the three and nine month periods ended September 30, 2015, the Company excluded 0.4 million and 0.3 million, respectively, of shares issuable upon the exercise of stock options and vesting of non-vested restricted stock awards from the computation of diluted net income per common share under the treasury stock method.

16. SHARE-BASED COMPENSATION
The Company recognizes the grant date fair value of each stock option and restricted stock award over its vesting period. Stock options and restricted stock awards are granted under the Company’s Third Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”), generally vest over a three or four year period, and, in the case of stock options, have a term of 10 years.
Impax Laboratories, Inc. 1999 Equity Incentive Plan ("1999 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company’s 1999 Plan is 5,000,000 shares. There were 938 and 10,938 stock options outstanding at September 30, 2016 and December 31, 2015, respectively, under the 1999 Plan.

Impax Laboratories, Inc. Third Amended and Restated 2002 Equity Incentive Plan ("2002 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company's 2002 Plan is 15,950,000 shares. There were 2,469,397 and 2,394,433 stock options outstanding at September 30, 2016 and December 31, 2015, respectively, and 2,599,661 and 2,146,498 non-vested restricted stock awards outstanding at September 30, 2016 and December 31, 2015, respectively, under the 2002 Plan.

The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2015	2,405,371	$21.39
Options granted	552,180	$12.52
Options exercised	(464,950)	$19.37
Options forfeited	(22,266)	$38.10
Outstanding at September 30, 2016	2,470,335	$23.94
Options exercisable at September 30, 2016	1,453,277	$17.43
As of September 30, 2016, stock options outstanding and exercisable had average remaining contractual lives of 7.24 years and 5.50 years, respectively. Also, as of September 30, 2016, stock options outstanding and exercisable each had aggregate intrinsic values of $12.0 million and $11.5 million, respectively, and restricted stock awards outstanding had an aggregate intrinsic value of $61.6 million. As of September 30, 2016, the Company estimated there were 2,186,970 stock options and 2,301,462 restricted shares granted to employees and service providers which had vested or were expected to vest.

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

Restricted Stock Awards	Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2015	2,146,498	$33.20
Granted	1,181,068	$32.20
Vested	(528,396)	$31.14
Forfeited	(199,509)	$32.74
Non-vested at September 30, 2016	2,599,661	$33.20
Included in the 528,396 shares of restricted stock vested during the nine months ended September 30, 2016 are 179,018 shares with a weighted-average fair value of $32.30 per share that were withheld for minimum withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of September 30, 2016, the Company had 1,520,062 shares available for issuance for either stock options or restricted stock awards, including 1,160,413 shares from the 2002 Plan, 296,921 shares from the 1999 Plan, and 62,728 shares from the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”) Plan.

As of September 30, 2016, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $73.4 million related to all of its share-based awards, which will be recognized over a weighted-average period of 2.2 years. The intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $5.6 million and $33.0 million, respectively. The total fair value of restricted shares which vested during the nine months ended September 30, 2016 and 2015 was $16.4 million and $9.0 million, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the Company’s common stock. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payments and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest from three to four years and have a term of 10 years.

The amount of share-based compensation expense recognized by the Company is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Manufacturing expenses	$1,331	$1,436	$4,579	$3,674
Research and development	1,312	1,755	4,259	4,486
Selling, general and administrative	5,070	5,101	14,537	13,691
Total	$7,713	$8,292	$23,375	$21,851

17. RESTRUCTURINGS
Middlesex, New Jersey Manufacturing and Packaging Operations

In March 2016, the Company's Board of Directors approved a plan of restructuring designed to reduce costs, improve operating efficiencies and enhance the Company's long-term competitive position by closing the Company's Middlesex, New Jersey manufacturing and packaging site and transferring the products and the functions performed there to the Company's other facilities or to third-party manufacturers. This plan will take up to two years to complete. In August 2016, the Company's Board of Directors approved a plan to repurpose a part of the Middlesex manufacturing site as a research and development pilot plant in an effort to expand capacity for the number of generic projects in the Company's pipeline. As a result, approximately 32 employees that were previously expected to be terminated will be retained, reducing the number of positions expected to be eliminated to 183.

Management currently estimates that over the next two years the Company will incur aggregate pre-tax charges in connection with this plan of $45.6 million, of which approximately half will be incurred in the fourth quarter of 2016 and the remainder by the second quarter of 2018. The following is a summary of the total estimated charges to be incurred by major type of cost (in millions):

Type of Cost	Amount Expected to be Incurred
Employee retention and severance payments	$13.7
Technical transfer of products	12.6
Asset impairment and accelerated depreciation charges	18.0
Facilities lease terminations and asset retirement obligations	1.0
Legal and professional fees	0.3
Total estimated restructuring charges	$45.6

Employee retention and severance payments are being accrued over the estimated service period. For the three months ended September 30, 2016, the Company recorded to cost of revenues accrued expenses for employee retention and severance payments of $1.9 million and accelerated depreciation, intangible asset impairment charges, technical transfer and legal and professional fees and expenses of $1.5 million, $8.5 million, $1.9 million, and $0.1 million, respectively. For the nine months ended September 30, 2016, the Company recorded to cost of goods sold accrued expenses for employee retention and severance payments of $4.5 million and accelerated depreciation, intangible asset impairment charges, technical transfer and legal and professional fees and expenses of $3.8 million, $8.5 million, $3.5 million and $0.2 million, respectively. At September 30, 2016, the $4.5 million balance of accrued employee retention and severance payments was included in accrued expenses on the Company’s consolidated balance sheet.

Hayward, California Technical Operations and R&D
In November 2015, the Company's management assessed the headcount in the technical operations and research and development groups in Hayward, California, primarily as a result of the resolution of the warning letter at the Hayward facility, and determined that a reduction-in-force was necessary to adjust the headcount to the operating conditions of the post-warning letter resolution environment. The Company eliminated 27 positions and recorded an accrual for severance and related employee termination benefits of $2.5 million during the quarter ended December 31, 2015. As of September 30, 2016, $2.0 million has been paid, and the Company currently expects the remainder of this balance to be paid by early 2017.
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

The Company's effective tax rate for the nine month periods ended September 30, 2016 and 2015 was 37% and 40%, respectively. During the nine month period ended September 30, 2016 and 2015, the Company recognized aggregate consolidated tax benefit of $112.9 million and tax provision of $18.5 million, respectively, for U.S. domestic and foreign income taxes. The amount of tax benefit recorded for the nine months ended September 30, 2016 reflects the Company’s estimate as of such date of the annual effective tax rate applied to the year-to-date loss. A discrete tax benefit of $17.4 million for the reserve recorded against the Turing receivable as described above under "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" is also reflected in income tax benefit for the nine months ended September 30, 2016. The decrease in tax provision compared to the prior year period resulted from a consolidated loss before taxes in the nine month period ended September 30, 2016, as compared to consolidated income in the same period in the prior year. The decrease in tax provision during the nine month period ended September 30, 2016 was also a result of a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; the inclusion of the federal research and development credit which was permanently reinstated in December 2015; and an increase in the deferred tax asset related to a state R&D tax credit carryforward in a state with indefinite carryforwards. The Company is closely monitoring the events and circumstances that determine the need for a valuation allowance related to state research and development tax credit carryforwards and have determined that, based upon the evaluation of the provisions of ASC 740, no valuation allowance will be recorded at this time.

As of June 30, 2016, Lineage was in the process of closing an audit for federal income tax by the U.S. Internal Revenue Service ("IRS") for the 2013 tax year, which pre-dates the Company’s acquisition of Lineage. Even though the Company would not have been responsible for pre-acquisition income tax liabilities, under the Stock Purchase Agreement related to the Tower Acquisition, the Company was notified, in a letter dated July 29, 2016, that the IRS made no changes to the reported federal income tax for the 2013 tax year.

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

Commercialization Milestone Events:

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

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. During 2013, the Company received a payment of $48.0 million from Shire in connection with such litigation settlement, which was recorded in the first quarter of 2013 under the line item “Other Income” on the consolidated statement of operations. Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and the Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $7.2 million and $15.4 million on sales of the AG Product during the nine months ended September 30, 2016 and 2015, respectively, with a corresponding charge included in the cost of revenues line in the consolidated statement of operations. Although the Supply Term expired on September 30, 2014, the Company was permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold. The Company continued to pay a profit share to Shire on sales of such products during the nine months ended September 30, 2016.
Development, Supply and Distribution Agreement with TOLMAR, Inc.
In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products in the United States and its territories; the parties agreed in 2015 to terminate development efforts of one product under the Tolmar Agreement that had been pending approval at the FDA. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. As of September 30, 2016, the Company was currently marketing and selling four approved products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.
The Company paid Tolmar a $21.0 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, is also required to make payments to Tolmar upon the achievement of certain specified milestone events. Such contingent milestone payments will initially be recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events will be accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events will be capitalized and amortized over the remaining estimated useful life of the approved product. During the year ended December 31, 2012, the Company made a $1.0 million milestone payment and, during the fourth quarter of 2013, the Company made a $12.0 million payment to Tolmar upon Tolmar’s achievement of a regulatory milestone event in accordance with the terms of pursuant to the Tolmar Agreement. The $21.0 million upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statements of operations. The Company initially allocated $1.55 million of the upfront payment to two products which were in development and has recorded such amount as in-process research and development expense in its results of operations for the year ended December 31, 2012. The Company similarly recorded the $1.0 million milestone paid in the year ended December 31, 2012 as a research and development expense. The Company is required to pay a profit share to Tolmar on sales of the topical products, of which the Company owed a profit share payable to Tolmar of $32.2 million and $35.4 million during the nine months ended September 30, 2016 and 2015, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations. During the fourth quarter of 2014, the Company paid a $2.0 million milestone related to the Diclofenac Sodium Gel 3% or Solaraze® product to Tolmar pursuant to the Tolmar Agreement. During the second quarter of 2015, the Company paid a $5.0 million milestone related to certain topical products pursuant to the Tolmar Agreement.
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
As of September 30, 2016, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets); the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the Teva Agreement. Refer to "Note 2. Business Acquisitions" for additional information on developments related to the Teva Agreement.
OTC Partners Alliance Agreement
In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”), for a term of 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets (the "D12 Product") and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market (the "D-24 Product"). The Company previously developed the products, and is currently only responsible for manufacturing the products, and Pfizer is responsible for marketing and sale. The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In February 2005, the agreement was partially cancelled with respect to the 24-hour Extended Release Product due to lower than planned sales volume. In December 2011, Pfizer and the Company entered into an agreement with L. Perrigo Company (“Perrigo”), which was subsequently amended whereby the parties agreed that the Company would supply the Company’s D-12 Product to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and to Perrigo. As noted above, the Company is currently only required to manufacture the products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned. On March 31, 2016, the Company entered into an asset purchase agreement with Perrigo (the "Perrigo APA") whereby the Company agreed to, among other things, sell the assets related to the D-12 Product and D-24 Product, including the ANDAs for both products, to Perrigo. The transactions under the Perrigo APA, including the sale of the ANDAs for both products, closed during the third quarter of 2016. Under the terms of the Perrigo APA, the Company will continue to supply the D-12 Product to Pfizer and Perrigo until the date that is the earliest of (i) the date Perrigo’s manufacturing facility is approved to manufacture the D-12 Product and (ii) December 31, 2017 (the "Supply End Date"). On the Supply End Date, the Company will transfer its supply agreement with Pfizer in its entirety to Perrigo in accordance with the Perrigo APA.

Agreements with Valeant Pharmaceuticals International, Inc.
In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement and a License and Settlement Agreement (the “Joint Development Agreement”). The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s SOLODYN® product. Under the provisions of the Joint Development Agreement the Company received a $40.0 million upfront payment, paid by Valeant in December 2008. The Company has also received an aggregate of $15.0 million in milestone payments composed of two $5 million milestone payments, paid by Valeant in March 2009 and September 2009, a $2.0 million milestone payment paid by Valeant in December 2009, and a $3.0 million milestone payment paid by Valeant in March 2011. The Company has the potential to receive up to an additional $8.0 million of contingent regulatory milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form SOLODYN® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products. The Company began selling one of the four dermatology products during the year ended December 31, 2011 and began selling a second dermatology product during the quarter ended September 30, 2016. As of December 31, 2014, the full amount of deferred revenue under the Joint Development Agreement was recognized.
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
Prior to the termination of the Endo Agreement, the Company had recognized the $10.0 million upfront payment as revenue on a straight-line basis over a period of 112 months, which was the estimated expected period of performance of research and development activities under the Endo Agreement, commencing with the June 2010 effective date of the Endo Agreement and ending in September 2019, the estimated date of FDA approval of the Company's NDA for the Endo Agreement Product. The FDA approval of the Endo Agreement Product NDA represented the end of the Company’s expected period of performance, as the Company would have had no further contractual obligation to perform research and development activities under the Endo Agreement, and therefore the earnings process would have been completed on such date. There was no deferred revenue under the Endo Agreement as of September 30, 2016 and December 31, 2015. Revenue recognized under the Endo Agreement was reported in “Note 23. Supplementary Financial Information” in the line item captioned “Other Revenues”.
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
Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. The Company received transition payments from AstraZeneca aggregating $43.6 million during 2012. Beginning in January 2013, the Company was obligated to pay AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company is also obligated to pay AstraZeneca royalties after a certain specified date based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement will be reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. The Company owed a royalty payable to AstraZeneca of $12.7 million and $11.5 million during the nine months ended September 30, 2016 and 2015, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.
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
Purchase Order Commitments
As of September 30, 2016, the Company had $113.5 million of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.
Taiwan Facility Expansion
The Company has entered into several contracts related to ongoing expansion activities at its Taiwan manufacturing facility. As of September 30, 2016, the Company had remaining obligations under these contracts of $0.6 million.

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
In May 2016, Endo Pharmaceuticals Inc. filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging that the Company’s marketed oxymorphone hydrochloride tablets infringe certain patents owned by Endo. Endo’s complaint also alleges that the Company and Endo entered into a settlement and license agreement with respect to these products, but that the Company later breached that contract and breached its implied duty of good faith and fair dealing with respect to that agreement. Endo filed an amended complaint on August 1, 2016 and the Company filed a motion to dismiss the complaint. On October 25, 2016, that motion was granted in part and denied in part. On October 31, 2016, the Company received a letter from Endo purporting to terminate the settlement and license agreement for material breach.
Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)
In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014.  Trial occurred in early September 2016. Post-trial briefing will be completed by December 12, 2016. Lannett has indicated that they will not sell their generic product to the Zomig® Nasal Spray before March 31, 2017, and the Court has indicated that it will render its bench trial decision on or before that date.

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
Impax Laboratories Inc., et al. v. Par Pharmaceutical, Inc. (Zomig®)
On September 23, 2016, the Company filed suit against Par Pharmaceutical, Inc. (“Par”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Par ANDA relating to Zolmitriptan Nasal Spray, 2.5 mg and 5 mg, generic to Zomig® Nasal Spray. On October 12, 2016, the parties entered into a joint stipulation to stay the case pending the outcome of the Lannett matter described above, which was subsequently approved by the Court. As part of the joint stipulation, Par agreed to toll the 30-month stay until a final decision in the Lannett matter was rendered by the United States District Court for the District of Delaware. No trial date has been set.
Impax Laboratories Inc., et al. v. Actavis Laboratories, Inc. and Actavis Pharma Inc. (Rytary®)
In September 2015, the Company filed suit against Actavis Laboratories, Inc. and Actavis Pharma Inc. (collectively, “Actavis”) in the United States District Court for the District of New Jersey, alleging patent infringement based on the filing of the Actavis ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. Actavis filed an answer and counterclaims on November 19, 2015. Discovery is proceeding. A claim construction hearing is expected by December 2016 and trial is scheduled for September 2017.
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
 The consolidated amended complaints allege that Medicis engaged in anticompetitive schemes by, among other things, filing frivolous patent litigation lawsuits, submitting frivolous Citizen Petitions, and entering into anticompetitive settlement agreements with several generic manufacturers, including the Company, to delay generic competition of Solodyn® and in violation of state and federal antitrust laws. Plaintiffs seek, among other things, unspecified monetary damages and equitable relief, including disgorgement and restitution. On August 14, 2015, the Court granted in part and denied in part defendants’ motion to dismiss the consolidated amended complaints. Discovery is ongoing. Trial is set for March 22, 2018.
Opana ER® FTC Antitrust Suit
As previously disclosed, on February 25, 2014, the Company received a Civil Investigative Demand ("CID") from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. According to the FTC, the investigation relates to whether Endo Pharmaceuticals, Inc. (“Endo”) and the Company have engaged or are engaged in unfair methods of competition in or affecting commerce by (i) entering into agreements regarding Opana® ER or its generic equivalents and/or (ii) engaging in other conduct regarding the regulatory filings, sale or marketing of Opana® ER or its generic equivalents. On March 30, 2016, the FTC filed a complaint against the Company, Endo, and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the Company and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of the Company’s ANDA for generic original Opana® ER.  In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that is challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against the Company, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On October 26, 2016, the Company and Endo filed a Declaratory

Judgment complaint against the FTC in the Eastern District of Pennsylvania seeking resolution of the legal issues that were previously subject to the companies’ motion to dismiss.
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
Civil Investigation Demand from the Attorney General of the State of Alaska
On February 10, 2015, the Company received three CIDs from the Office of the Attorney General of the State of Alaska (“Alaska AG”) concerning its investigations into the drugs Adderall XR®, Effexor XR® and Opana® ER (each a “Product” and collectively, the “Products”) and their generic equivalents. According to the Alaska AG, the investigation is to determine whether the Company may have violated Alaskan state law by entering into settlement agreements with the respective brand name manufacturer for each of the foregoing Products that delayed generic entry of such Product into the marketplace.  The Company has cooperated with the Alaska AG in producing documents and information in response to the CIDs. To the knowledge of the Company, no proceedings have been initiated against the Company at this time; however no assurance can be given as to the timing or outcome of this investigation.
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
Attorney General of the State of Connecticut Interrogatories and Subpoena Duces Tecum
On July 14, 2014, the Company received a subpoena and interrogatories (the “Subpoena”) from the State of Connecticut Attorney General (“Connecticut AG”) concerning its investigation into sales of the Company’s generic product, digoxin. According to the Connecticut AG, the investigation is to determine whether anyone engaged in a contract, combination or conspiracy in restraint of trade or commerce which has the effect of (i) fixing, controlling or maintaining prices or (ii) allocating or dividing customers or territories relating to the sale of digoxin in violation of Connecticut state antitrust law. The Company intends to cooperate with the Connecticut AG in producing documents and information in response to the Subpoena. To the knowledge of the Company, no proceedings by the Connecticut AG have been initiated against the Company at this time; however no assurance can be given as to the timing or outcome of this investigation.
In re Generic Digoxin and Doxycycline Class Action

From March 2016 to October 2016, 21 complaints were filed as class actions on behalf of direct and indirect purchasers against manufacturers of generic digoxin and doxycycline and the Company.

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

On September 7, 2016, Plaintiff United Here Health, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On September 20, 2016, Plaintiff Valerie Velardi, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated.

On May 19, 2016, several indirect purchaser plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate the actions in the United States District Court for the Eastern District of Pennsylvania. The Judicial Panel ordered the actions consolidated in the Eastern District of Pennsylvania and ordered that the actions be renamed “In re Generic Digoxin and Doxycycline Antitrust Litigation”. No trial date has been scheduled.

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
Attorney General of the State of West Virginia Subpoena
On September 7, 2016, the Company received a subpoena (the “Subpoena”) from the State of West Virginia Office of the Attorney General (“West Virginia AG”) seeking documents and responses to interrogatories in connection with its investigation into the marketing and sales of epinephrine auto-injectors. According to the West Virginia AG, the investigation aims to determine whether anyone engaged in a contract, combination, or conspiracy in restraint of trade of epinephrine auto-injectors in violation of West Virginia state antitrust law. The Company intends to cooperate with the West Virginia AG in producing documents and information in response to the Subpoena. To the knowledge of the Company, no proceedings by the West Virginia AG have been initiated against the Company at this time, however no assurance can be given as to the timing or outcome of this investigation.
Impax Laboratories, Inc. v. Turing Pharmaceuticals AG
On May 2, 2016, the Company filed suit against Turing Pharmaceuticals AG ("Turing") in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from the Company the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the “Purchase Agreement”).  Specifically, the Company seeks (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Purchase Agreement for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $40.4 million, and for future amounts that may be due.  Turing has filed its answer and a counterclaim against the Company alleging breach of contract and breach of the duty of good faith and fair dealing. Discovery is closed. On October 14, 2016, the Company filed a motion for summary judgment and briefing on the motion is currently underway. No trial date has been set.

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
The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Three Months Ended September 30, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$175,320	$52,589	$—	$227,909
Cost of revenues	$115,020	$21,853	$—	$136,873
Cost of revenues impairment charges	$256,462	$—	$—	$256,462
Selling, general and administrative	$6,103	$16,358	$32,577	$55,038
Research and development	$15,375	$4,740	$—	$20,115
In-process research and development impairment charges	$15,543	$13,227	$—	$28,770
Patent litigation expense	$147	$3,132	$—	$3,279
Loss before income taxes	$(233,330)	$(6,721)	$(43,817)	$(283,868)

Three Months Ended September 30, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$180,666	$40,433	$—	$221,099
Cost of revenues	$112,716	$14,834	$—	$127,550
Selling, general and administrative	$5,103	$11,418	$29,786	$46,307
Research and development	$14,346	$4,285	$—	$18,631
Patent litigation expense	$397	$655	$—	$1,052
Income before income taxes	$48,104	$9,241	$3,987	$61,332

Nine Months Ended September 30, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$467,094	$158,913	$—	$626,007
Cost of revenues	$307,936	$49,916	$—	$357,852
Cost of revenues impairment charges	$258,007	$—	$—	$258,007
Selling, general and administrative	$12,442	$46,309	$85,493	$144,244
Research and development	$46,113	$13,824	$—	$59,937
In-process research and development impairment charges	$16,489	$13,227	$—	$29,716
Patent litigation expense	$416	$6,111	$—	$6,527
(Loss) income before income taxes	$(174,309)	$29,526	$(160,529)	$(305,312)

Nine Months Ended September 30, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$484,086	$94,291	$—	$578,377
Cost of revenues	$299,596	$41,147	$—	$340,743
Selling, general and administrative	$16,673	$39,186	$88,917	$144,776
Research and development	$38,100	$12,488	$—	$50,588
Patent litigation expense	$2,507	$999	$—	$3,506
Income (loss) before income taxes	$127,210	$471	$(81,602)	$46,079
Foreign Operations
The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with $150.6 million and $131.6 million of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively.

23. SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

Selected financial information for the quarterly period noted is as follows:

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016
Revenue:
Impax Generic Product sales, gross	$611,281	$531,226	$651,372
Less:
Chargebacks	217,354	197,864	254,681
Rebates	185,476	178,097	163,340
Product Returns	11,913	10,237	16,151
Other credits	29,354	25,075	48,607
Impax Generic Product sales, net	167,184	119,953	168,593

Rx Partner	2,835	1,669	6,672
Other Revenues	60	73	55
Impax Generic Division revenues, net	170,079	121,695	175,320

Impax Specialty Pharma sales, gross	82,073	81,254	77,841
Less:
Chargebacks	6,111	8,826	5,439
Rebates	2,853	2,430	3,556
Product Returns	1,508	1,279	574
Other credits	16,172	17,824	15,683
Impax Specialty Pharma sales, net	55,429	50,895	52,589

Other Revenues	—	—	—
Impax Specialty Pharma revenues, net	55,429	50,895	52,589

Total revenues	225,508	172,590	227,909

Gross profit (loss)	102,590	72,984	(165,426)

Net loss	$(10,408)	$(2,701)	$(179,337)

Net loss per common share:
Basic	$(0.15)	$(0.04)	$(2.51)
Diluted	$(0.15)	$(0.04)	$(2.51)

Weighted-average common shares outstanding:
Basic	70,665,394	71,100,123	71,331,247
Diluted	70,665,394	71,100,123	71,331,247

(in thousands, except share and per share amounts)	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015
Revenue:
Impax Generic Product sales, gross	$355,321	$572,079	$565,261
Less:
Chargebacks	126,607	228,977	212,588
Rebates	83,130	139,477	141,646
Product Returns	6,427	7,528	6,276
Other credits	13,198	24,824	26,295
Impax Generic Product sales, net	125,959	171,273	178,456

Rx Partner	2,239	2,579	1,957
Other Revenues	543	827	253
Impax Generic Division revenues, net	128,741	174,679	180,666

Impax Specialty Pharma sales, gross	29,219	65,269	69,286
Less:
Chargebacks	5,561	4,452	5,893
Rebates	2,132	2,970	1,078
Product Returns	2,620	6,763	2,824
Other credits	4,778	11,809	19,285
Impax Specialty Pharma sales, net	14,128	39,275	40,206

Other Revenues	227	228	227
Impax Specialty Pharma revenues, net	14,355	39,503	40,433

Total revenues	143,096	214,182	221,099

Gross profit	59,234	84,851	93,549

Net (loss) income	$(6,333)	$(1,852)	$35,755

Net (loss) income per common share:
Basic	$(0.09)	$(0.03)	$0.51
Diluted	$(0.09)	$(0.03)	$0.49

Weighted-average common shares outstanding:
Basic	68,967,875	69,338,789	69,820,348
Diluted	68,967,875	69,338,789	72,777,746

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere herein.
Statements included in this Quarterly Report on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Quarterly Report on Form 10-Q. Such risks and uncertainties include, but are not limited to, fluctuations in our revenues and operating income, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, reductions or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, the impact of competition, our ability to sustain profitability and positive cash flows, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements with brand pharmaceutical companies, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of NUMIENTTM IPX066 outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, risks relating to goodwill and intangibles, changes in tax regulations, our ability to manage our growth, including through potential acquisitions and investments, the risks related to the Company’s acquisitions of or investments in technologies, products or businesses, the restrictions imposed by our credit facility and indenture, the Company’s level of indebtedness and liabilities and the potential impact on cash flow available for operations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

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

We plan to continue to expand Impax Generics through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties. As of September 30, 2016, we marketed 206 generic pharmaceuticals, which represent dosage variations of 73 different pharmaceutical compounds through our Impax Generics division; another five of our generic pharmaceuticals representing dosage variations of two different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of September 30, 2016, in our Impax Generics Division, we had 18 applications pending at the FDA and 24 other products in various stages of development for which applications have not yet been filed.

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

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, contingent consideration, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying our revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue under our several alliance and collaboration agreements. Actual results may differ from estimated results.

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

A significant majority of our gross to net accruals are the result of chargebacks and rebates, with the majority of those programs having an accrual to payment cycle of three months. In addition to this relatively short accrual to payment cycle, we receive monthly information from the wholesalers regarding their sales of our products and actual on hand inventory levels of our products. During the nine months ended September 30, 2016, the three large wholesalers account for 97% of our chargebacks and 77% of our indirect sales rebates. This enables us to execute accurate provisioning procedures. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, returns represent the smallest gross to net adjustment. We have not experienced any significant changes in our estimates as it relates to our chargebacks, rebates or returns in the nine month and one year periods ended September 30, 2016 and December 31, 2015, respectively.

The following tables are roll-forwards of the activity in the reserves for the nine months ended September 30, 2016 and the year ended December 31, 2015 with an explanation for any significant changes in the accrual percentages (in thousands):

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Chargeback reserve
Beginning balance	$102,630	$43,125
Acquired balances	—	24,532
Provision recorded during the period	690,275	833,157
Credits issued during the period	(665,654)	(798,184)
Ending balance	$127,251	$102,630
Provision as a percent of gross product sales	34%	34%
As noted in the table above, the provision for chargebacks, as a percent of gross product sales, remained consistent at 34% during the year ended December 31, 2015 and during the nine months ended September 30, 2016.

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Rebate reserve
Beginning balance	$265,229	$88,812
Acquired balances	—	75,447
Provision recorded during the period	535,752	571,642
Credits issued during the period	(499,645)	(470,672)
Ending balance	$301,336	$265,229
Provision as a percent of gross product sales	27%	23%
As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 23% during the year ended December 31, 2015 to 27% during the nine months ended September 30, 2016 as a result of product sales mix, the formation of alliances between major wholesalers and major retailers and the inclusion of product sales from the Tower Acquisition which carried a higher rebate rate. The table above represents rebates in both the Impax Generics and Impax Specialty Pharma divisions. The payment mechanisms for rebates in the Impax Generics and Impax Specialty Pharma divisions are different, which impacts the location on our balance sheet. Only rebates in the Impax Generics division are shown in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 8. Accounts Receivable," as Impax Specialty Pharma rebates are classified as Accrued Expenses on our consolidated balance sheets.

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Returns reserve
Beginning balance	$48,950	$27,174
Acquired balances	—	11,364
Provision related to sales recorded in the period	41,662	43,967
Credits issued during the period	(20,330)	(33,555)
Ending balance	$70,282	$48,950
Provision as a percent of gross product sales	2.1%	2.0%
The provision for returns as a percent of gross product sales increased to 2.1% during the nine month period ended September 30, 2016 compared to 2.0% during the year ended December 31, 2015 as a result of slightly higher historical returns experience.
Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, as well as any new information regarding changes in the pricing programs that may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $79.8 million and $91.7 million as of September 30, 2016 and December 31, 2015, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon its remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $9.6 million and $6.6 million as of September 30, 2016 and December 31, 2015, respectively.

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

OTC Partner revenue is related to our alliance and collaboration agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) and our supply agreement with L. Perrigo Company (“Perrigo”) with respect to the supply of our over-the-counter pharmaceutical product Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets (the "D12 Product"). The OTC Partner sales channel is no longer a core area of our business, and the over-the-counter pharmaceutical products we sell through this sales channel are older products which are only sold to Pfizer and Perrigo. We are currently only required to manufacture the over-the-counter pharmaceutical products under our agreements with Pfizer and Perrigo. We recognize profit share revenue in the period earned.

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
Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles," rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Impax Generics division and Impax Specialty Pharma division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute $59.7 million of goodwill to the Impax Specialty Pharma division and $148.7 million of goodwill to the Impax Generics division. We concluded the carrying value of goodwill was not impaired as of December 31, 2015 as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their respective carrying values at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value. As of September 30, 2016, we have not deemed there to be any significant adverse changes in the legal, regulatory or business environment in which we conduct our operations that would require us to perform an interim impairment test.

Results of Operations
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Overview
The following table sets forth our summarized, consolidated results of operations for the three month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Total revenues	$227,909	$221,099	$6,810	3%
Gross (loss) profit	(165,426)	93,549	(258,975)	*
(Loss) income from operations	(272,628)	27,559	(300,187)	*
(Loss) income before income taxes	(283,868)	61,332	(345,200)	*
(Benefit from) provision for income taxes	(104,531)	25,577	(130,108)	*
Net (loss) income	$(179,337)	$35,755	$(215,092)	*
* Percentage exceeds 100%
Consolidated total revenues for the three month period ended September 30, 2016 increased by 3%, or $6.8 million, to $227.9 million, compared to $221.1 million in the prior year period. The increase was primarily due to lower Impax Generics division product sales which were more than offset by an increase in sales of Impax Specialty Pharma division products. Existing product selling price decreased total revenues by 9.1% while product volumes remained relatively unchanged and volumes from new product launches, including those resulting from acquisitions increased our total revenues by 12.2% compared to the prior year period.
Revenues from our Impax Generics division decreased by $5.3 million during the three month period ended September 30, 2016, as compared to the prior year period, driven primarily by increased competition for diclofenac sodium gel and metaxalone as well as lower market share of generic Adderall XR®, in each case compared to the prior year period. Revenues from Impax Specialty Pharma division increased $12.2 million during the three month period ended September 30, 2016, as compared to the prior year period, primarily as a result of sales from Rytary® and Zomig®.
Net loss for the three month period ended September 30, 2016 was $179.3 million, a decrease of $215.1 million as compared to net income of $35.8 million for the three month period ended September 30, 2015. The third quarter 2016 results included non-cash intangible asset impairment charges of approximately $285.2 million, while the third quarter 2015 results included a gain of $45.6 million related to the sale of the Daraprim ANDA to Turing. Of the $285.2 million in impairment charges for the third quarter 2016, approximately $251.0 million of such charges relates to certain of the intangible assets acquired in the Teva Transaction. Upon closing the Teva Transaction on August 3, 2016, we initiated the process of transferring and securing Teva’s and Allergan’s customers for the acquired products to our account. We assumed certain price concessions would occur following the closing, however, we elected to take additional price reductions on certain of the acquired products in order to retain key customers. These reductions produced significantly lower than expected operating cash flows from the acquired product lines and triggered an impairment analysis. Our impairment analysis resulted in the recognition of a total $251.0 million non-cash impairment charge to earnings, comprised of a $248.0 million charge recorded in cost of revenues impairment charges and a $3.0 million charge to in-process research and development impairment charges each in our consolidated statement of operations for the third quarter of 2016. Certain other non-cash impairment charges on intangible assets unrelated to the Teva Transaction were also recorded in the third quarter of 2016. In addition, the third quarter 2016 results included higher amortization costs related to the third quarter acquisition of a portfolio of generic products in the Teva Transaction, for which there were no comparable amounts in the prior year period.

Impax Generics
The following table sets forth results of operations for Impax Generics for the three month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Generics sales, net	$168,593	$178,456	$(9,863)	(6)%
Rx Partner	6,672	1,957	4,715	*
Other Revenues	55	253	(198)	(78)%
Total revenues	175,320	180,666	(5,346)	(3)%
Cost of revenues	115,020	112,716	2,304	2%
Cost of revenues impairment charges	256,462	—	256,462	*
Gross (loss) profit	(196,162)	67,950	(264,112)	*

Operating expenses:
Selling, general and administrative	6,103	5,103	1,000	20%
Research and development	15,375	14,346	1,029	7%
In-process research and development impairment charges	15,543	—	15,543	*
Patent litigation expense	147	397	(250)	(63)%
Total operating expenses	37,168	19,846	17,322	87%
(Loss) income from operations	$(233,330)	$48,104	$(281,434)	*
* Percentage exceeds 100%
Revenues
Total revenues for Impax Generics for the three month period ended September 30, 2016 were $175.3 million, a decrease of 3% over the same period in 2015, driven primarily by increased competition for diclofenac sodium gel and metaxalone as well as lower market share of generic Adderall XR®. These decreases were partially offset by an increase in the market share and price in sales of Epinephrine Auto-Injector and Oxymorphone, increased volumes from acquired products, and new product launches as compared to the prior year period.
Cost of Revenues
Cost of revenues was $115.0 million for the three month period ended September 30, 2016, an increase of $2.3 million compared to the prior year period, principally resulting from the increased costs related to higher product amortization from acquired products, compared to the prior year period.
Cost of Revenues Impairment Charges
Cost of revenues impairment charges was $256.5 million for the three month period ended September 30, 2016. There were no comparable charges in the prior year period. As described above, we assumed certain price concessions would occur following the closing of the Teva Transaction, however, we elected to take additional price reductions on certain of the acquired products in order to retain key customers. These reductions produced significantly lower than expected operating cash flows from the acquired product lines and triggered an impairment analysis. Our impairment analysis resulted in the recognition of a total $251.0 million non-cash impairment charge to earnings, of which $248.0 million was recorded in cost of revenues impairment charges in our consolidated statement of operations for the third quarter of 2016. Certain other non-cash impairment charges on our intangible assets unrelated to the Teva Transaction were also recorded in the third quarter of 2016.
Gross (Loss) Profit

Gross loss for the three month period ended September 30, 2016 was $196.2 million, or 112% of total revenues, as compared to gross profit of $68.0 million, or 38% of total revenues, in the prior year period. The decrease in gross profit and margin was primarily driven by the impairment charges and higher amortization noted above as well as the decrease in sales of certain products as described above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three month period ended September 30, 2016 were $6.1 million, as compared to $5.1 million for the three month period ended September 30, 2015. The increase of $1.0 million compared to the prior year period was primarily due to higher personnel costs of $0.5 million and an increase in failure to supply claims of $0.4 million.
Research and Development Expenses
Research and development expenses for the three month period ended September 30, 2016 were $15.4 million, an increase of 7%, as compared to $14.3 million in the prior year period primarily due to increased external development costs.
In-process Research and Development Impairment Charges
In-process research and development impairment charges for the three month period ended September 30, 2016 were $15.5 million, of which $12.5 million were primarily due to delays in the expected start of commercialization and/or lower pricing amid highly competitive market conditions of certain pipeline products, resulting in lower expected future cash flows. In addition, $3.0 million of the impairment charges taken on the products acquired under the Teva Transaction were recorded in in-process research and development impairment charges in our consolidated statement of operations for the third quarter of 2016. There were no comparable charges in the prior year period.
Patent Litigation Expenses
Patent litigation expenses for the three month period ended September 30, 2016 were $0.1 million, as compared to $0.4 million for the three month period ended September 30, 2015. The decrease in patent litigation expenses of $0.3 million compared to the prior year period was the result of legal activity related to cases in the prior year period for which there was no corresponding activity in the current year period.
Impax Specialty Pharma
The following table sets forth results of operations for Impax Specialty Pharma for the three month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Specialty Pharma sales, net	$52,589	$40,206	$12,383	31%
Other Revenues	—	227	(227)	*
Total revenues	52,589	40,433	12,156	30%
Cost of revenues	21,853	14,834	7,019	47%
Gross profit	30,736	25,599	5,137	20%

Operating expenses:
Selling, general and administrative	16,358	11,418	4,940	43%
Research and development	4,740	4,285	455	*
In-process research and development impairment charges	13,227	—	13,227	*
Patent litigation expense	3,132	655	2,477	*
Total operating expenses	37,457	16,358	21,099	*
(Loss) income from operations	$(6,721)	$9,241	$(15,962)	*

* Percentage exceeds 100%
Revenues
Total revenues for Impax Specialty Pharma were $52.6 million for the three month period ended September 30, 2016, an increase of $12.2 million over the same period in the prior year, primarily due to sales from Rytary®, which we launched in April 2015, and from Zomig®, particularly sales from the new indication of Zomig® nasal spray for use in pediatric patients approved by the FDA in June 2015.
Cost of Revenues
Cost of revenues was $21.9 million for the three month period ended September 30, 2016, an increase of $7.0 million over the prior year period due to increased costs related to increased product sales.
Gross Profit
Gross profit for the three month period ended September 30, 2016 was $30.7 million, or 58% of total revenues, as compared to $25.6 million, or 63% of total revenues, in the prior year period. The increase in gross profit during the current period was primarily attributable to higher revenues, as described above. The decrease in gross margin was due to higher inventory reserves in the current year period for short dated goods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $16.4 million for the three month period ended September 30, 2016, an increase of $5.0 million as compared to $11.4 million in the prior year period. The increase in expenses during the current period was primarily driven by our sales force expansion to support the sales and marketing of Rytary® and increased advertising and promotional activities for Rytary®.
Research and Development Expenses
Research and development expenses for the three month period ended September 30, 2016 were $4.7 million, an increase of $0.4 million as compared to $4.3 million in the prior year period. The increase during the current period was primarily driven by an increase in research and development expenses related to our branded initiatives compared to the prior year period.
In-process Research and Development Impairment Charges
In-process research and development impairment charges for the three month period ended September 30, 2016 were $13.2 million. The impairment charges were due to delays in the expected start of commercialization and/or lower pricing amid highly competitive market conditions of certain pipeline products, resulting in lower expected future cash flows. There were no comparable charges in the prior year period.
Patent Litigation Expenses
Patent litigation expenses for the three month period ended September 30, 2016 were $3.1 million, as compared to $0.7 million for the three month period ended September 30, 2015. The increase in patent litigation expense was the result of higher spending on legal activity related to patent matters in the current period as compared to the prior year period.
Corporate and Other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the three month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
General and administrative expenses	$32,577	$29,786	$2,791	9%
Unallocated corporate expenses	(32,577)	(29,786)	(2,791)	9%

Interest expense	(11,089)	(8,182)	(2,907)	36%
Interest income	222	247	(25)	(10)%
Gain on sale of asset	—	45,574	(45,574)	*
Net change in fair value of derivatives	—	(4,000)	4,000	*
Other (expense) income, net	(373)	134	(507)	*
(Loss) income before income taxes	(43,817)	3,987	(47,804)	*
(Benefit from) provision for income taxes	$(104,531)	$25,577	$(130,108)	*
* Percentage exceeds 100%
General and Administrative Expenses
General and administrative expenses for the three month period ended September 30, 2016 were $32.6 million, a $2.8 million increase over the same period in 2015. The increase was principally driven by higher legal expenses and other inflationary increases, partially offset by lower business development costs.
Interest Expense
Interest expense in the three month period ended September 30, 2016 was $11.1 million, compared to $8.2 million of interest expense during the prior year period. The increase of $2.9 million compared to the prior year period was attributable to $400 million Term Loan Facility we entered into during the current year period to finance a portion of the Teva Transaction.
Interest Income
Interest income in the three month period ended September 30, 2016 was $0.2 million and was relatively consistent with the same period in 2015.
Gain on sale of asset
During the three month period ended September 30, 2015, we recognized a gain of $45.6 million on the sale of our rights to Daraprim®. There was no comparable gain in the current period.
Net change in fair value of derivatives
During the three month period ended September 30, 2015, we recognized a $4.0 million expense related to the net change in the fair value of our derivative instruments related to our convertible senior notes at June 30, 2015, as compared to September 30, 2015. A third-party valuation firm with expertise in valuing financial instruments was engaged to determine the fair value of our bond hedge derivative asset and conversion option derivative liability at each reporting period. There was no comparable change in the fair value of derivatives during the current period.
Other (Expense) Income, net
Other expense, net in the three month period ended September 30, 2016 was $0.4 million, as compared to other income, net of $0.1 million in the three month period ended September 30, 2015. The expense in the current year period included losses on the disposal of fixed assets, for which there was no comparable loss in the prior year period.
Income Taxes
Our effective tax rate for the three months ended September 30, 2016 and 2015 was 37% and 42%, respectively. During the three month period ended September 30, 2016 and 2015, we recognized an aggregate consolidated tax benefit of $104.5 million and an aggregate consolidated tax provision of $25.6 million, respectively, for U.S. domestic and foreign income taxes. The decrease in the effective tax rate from the prior year period is largely reflective of the timing of the enactment of the permanent extension of the Federal research and development credit in the fourth quarter of 2015, in addition to a change in the timing and mix of U.S. and foreign income.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
Overview
The following table sets forth our summarized, consolidated results of operations for the nine month periods ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Total revenues	$626,007	$578,377	$47,630	8%
Gross profit	10,148	237,634	(227,486)	(96)%
(Loss) income from operations	(230,276)	38,764	(269,040)	*
(Loss) income before income taxes	(305,312)	46,079	(351,391)	*
(Benefit from) provision for income taxes	(112,866)	18,509	(131,375)	*
Net (loss) income	$(192,446)	$27,570	$(220,016)	*
* Percentage exceeds 100%
Consolidated total revenues for the nine month period ended September 30, 2016 increased by 8%, or $47.6 million, to $626.0 million, compared to $578.4 million in the prior year period. The increase was primarily due to new product launches (including acquisitions) as existing product volume increases were offset by price declines. Existing product volumes and new product launches (including acquisitions) increased total revenues by 12.8% and 7.8%, respectively, while product selling price decreased total revenues by 12.4%, in each case compared to the prior year period.
Revenues from our Impax Generics division decreased by $17.0 million during the nine month period ended September 30, 2016, as compared to the prior year period, driven primarily by lower pricing across most of the product portfolio, partially offset by increased volumes, including those resulting from product acquisitions. We have experienced a significant decline in the pricing for our diclofenac sodium gel and metaxalone products as compared to the prior year period. In addition, during the current year period, we recorded shelf-stock adjustments totaling $15.0 million on diclofenac sodium gel and metaxalone as a result of a decline in price during the current year period. Revenues from Impax Specialty Pharma division increased $64.6 million during the nine month period ended September 30, 2016 as compared to the prior year period, as a result of sales from Rytary® as well as increased sales from products acquired in the Tower Acquisition, including sales from our anthelmintic products franchise.
Net loss for the nine month period ended September 30, 2016 was $192.4 million, a decrease of $220.0 million as compared to net income of $27.6 million for the nine month period ended September 30, 2015. The net loss for the nine month period was driven by a $287.7 million charge related to the impairment of certain intangible assets, as well as the $48.0 million reserve recorded as a result of the uncertainty of collection of the receivable from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities. Of the $287.7 million in impairment charges for the nine month period ended September 30, 2016, approximately $251.0 million of such charges relates to certain of the intangible assets acquired in the Teva Transaction. Upon closing the Teva Transaction on August 3, 2016, we initiated the process of transferring and securing Teva’s and Allergan’s customers for the acquired products to our account. We assumed certain price concessions would occur following the closing, however, we elected to take additional price reductions on certain of the acquired products in order to retain key customers. These reductions produced significantly lower than expected operating cash flows from the acquired product lines and triggered an impairment analysis. Our impairment analysis resulted in the recognition of a total $251.0 million non-cash impairment charge to earnings, comprised of a $248.0 million charge recorded in cost of revenues impairment charges and a $3.0 million charge to in-process research and development impairment charges each in our consolidated statement of operations for the nine month period ended September 30, 2016. Certain other non-cash impairment charges on intangible assets unrelated to the Teva Transaction were also recorded in the nine month period ended September 30, 2016. Included in the prior year period results was a $45.6 million gain related to the sale of Daraprim to Turing, for which there was no comparable gain in the current year period. Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” for information related to the Turing reserve.

Impax Generics
The following table sets forth results of operations for Impax Generics for the nine month periods ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Generics sales, net	$455,730	$475,688	$(19,958)	(4)%
Rx Partner	11,176	6,775	4,401	65%
Other Revenues	188	1,623	(1,435)	(88)%
Total revenues	467,094	484,086	(16,992)	(4)%
Cost of revenues	307,936	299,596	8,340	3%
Cost of revenues impairment charges	258,007	—	258,007	*
Gross (loss) profit	(98,849)	184,490	(283,339)	*
Operating expenses:
Selling, general and administrative	12,442	16,673	(4,231)	(25)%
Research and development	46,113	38,100	8,013	21%
In-process research and development impairment charges	16,489	—	16,489	*
Patent litigation expense	416	2,507	(2,091)	(83)%
Total operating expenses	75,460	57,280	18,180	32%
(Loss) income from operations	$(174,309)	$127,210	$(301,519)	*
Revenues
Total revenues for Impax Generics for the nine month period ended September 30, 2016 were $467.1 million, a decrease of 4% over the same period in 2015, principally driven by increased competition for metaxalone as well as competition for fenofibrate and lower market share of generic Adderall XR®, partially offset by the increased sales of Epinephrine Auto-Injector acquired in the Tower Acquisition in March 2015. In addition, during the second quarter of 2016, we recorded shelf-stock adjustments totaling $15.0 million on diclofenac sodium gel and metaxalone as a result of a decline in price during the current year period.
Cost of Revenues
Cost of revenues was $307.9 million for the nine month period ended September 30, 2016, an increase of $8.3 million compared to the prior year period, principally resulting from the increased costs related to product mix, increased product amortization incurred in connection with our acquisitions and increased restructuring activities related to our Middlesex, New Jersey manufacturing and packaging facility. These costs were partially offset by reduced costs related to the absence of Hayward remediation costs in the current year period.
Cost of Revenues Impairment Charges
Cost of revenues impairment charges was $258.0 million for the nine month period ended September 30, 2016. There were no comparable charges in the prior year period. As described above, we assumed certain price concessions would occur following the closing of the Teva Transaction, however, we elected to take additional price reductions on certain of the acquired products in order to retain key customers. These reductions produced significantly lower than expected operating cash flows from the acquired product lines and triggered an impairment analysis. Our impairment analysis resulted in the recognition of a total $251.0 million non-cash impairment charge to earnings, of which $248.0 million was recorded in cost of revenues impairment charges in our consolidated statement of operations for the nine month period ended September 30, 2016. Certain other non-cash impairment charges on our intangible assets unrelated to the Teva Transaction were also recorded in the nine month period ended September 30, 2016.
Gross (Loss) Profit

Gross loss for the nine month period ended September 30, 2016 was $98.8 million, or 21% of total revenues, as compared to gross profit of $184.5 million, or 38% of total revenues, in the prior year period. The decrease in gross profit and margin compared to the prior year period was primarily driven by the intangible asset impairment charges, increased amortization, and restructuring costs noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine month period ended September 30, 2016 were $12.4 million, as compared to $16.7 million for the nine month period ended September 30, 2015. The decrease of $4.3 million compared to the prior year period was primarily due to a decrease in failure to supply claims during the current year period.
Research and Development Expenses
Research and development expenses for the nine month period ended September 30, 2016 were $46.1 million, an increase of 21%, as compared to $38.1 million in the prior year period, primarily due to an increase in external development costs from increased research and development activities and a full year of research and development expenses from the Tower acquired companies.
In-process Research and Development Impairment Charges
In-process research and development impairment charges for the nine month period ended September 30, 2016 were $16.5 million. There were no comparable charges in the prior year period. Of this total, $13.5 million of the impairment charges were primarily due to delays in the expected start of commercialization and/or lower pricing amid highly competitive market conditions of certain pipeline products, resulting in lower expected future cash flows. In addition, $3.0 million of the impairment charges taken on the products acquired under the Teva Transaction were recorded in in-process research and development impairment charges in our consolidated statement of operations for the nine month period ended September 30, 2016.
Patent Litigation Expenses
Patent litigation expenses for the nine month period ended September 30, 2016 were $0.4 million, as compared to $2.5 million for the nine month period ended September 30, 2015. The decrease in patent litigation expenses of $2.1 million compared to the prior year period was the result of reduced legal activity.
Impax Specialty Pharma
The following table sets forth results of operations for Impax Specialty Pharma for the nine month periods ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Specialty Pharma sales, net	$158,913	$93,609	$65,304	70%
Other Revenues	—	682	(682)	*
Total revenues	158,913	94,291	64,622	69%
Cost of revenues	49,916	41,147	8,769	21%
Gross profit	108,997	53,144	55,853	*
Operating expenses:
Selling, general and administrative	46,309	39,186	7,123	18%
Research and development	13,824	12,488	1,336	*
In-process research and development impairment charges	13,227	—	13,227	*
Patent litigation expense	6,111	999	5,112	*
Total operating expenses	79,471	52,673	26,798	51%
Income from operations	$29,526	$471	$29,055	*
* Percentage exceeds 100%
Revenues

Total revenues for Impax Specialty Pharma were $158.9 million for the nine month period ended September 30, 2016, an increase of $64.6 million over the same period in the prior year, primarily due to increased sales from Rytary®,which we launched in April 2015, and increased revenues resulting from the Tower Acquisition, including sales from our anthelmintic products franchise.
Cost of Revenues
Cost of revenues was $49.9 million for the nine month period ended September 30, 2016, an increase of $8.8 million over the prior year period, primarily due to increased costs related to increased product sales. Cost of revenues for the prior year period included a $5.4 million step-up to fair value of inventory charge in connection with the Tower Acquisition for which there were no comparable charges in the current period.
Gross Profit
Gross profit for the nine month period ended September 30, 2016 was $109.0 million, or 69% of total revenues, as compared to $53.1 million, or 56% of total revenues, in the prior year period. The increase in gross profit was primarily due to the increased product sales as noted above and the $5.4 million step-up to fair value of inventory charge in connection with the Tower Acquisition included in the prior year, for which there was no comparable change in the current year period.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $46.3 million for the nine month period ended September 30, 2016, an increase of $7.1 million as compared to $39.2 million in the prior year period. The increase in expenses during the current period was primarily driven by our sales force expansion to support sales and marketing activities for Rytary® and increased advertising and promotion expenses to support the new indication of Zomig® nasal spray for pediatric patients approved by the FDA in June 2015. The increase in expenses during the current year period was partially offset by training expenses incurred during the nine month period ending September 30, 2015 to support the launch of Rytary®, for which there was no comparable expense during the current year period.
Research and Development Expenses
Research and development expenses for the nine month period ended September 30, 2016 were $13.8 million, an increase of $1.3 million as compared to $12.5 million in the prior year period. The increase during the current year period was primarily driven by an increase in research and development expenses related to our branded initiatives.
In-process Research and Development Impairment Charges
In-process research and development impairment charges for the nine month period ended September 30, 2016 were $13.2 million. There were no comparable charges in the prior year period. The impairment charges were due to delays in the expected start of commercialization and/or lower pricing amid highly competitive market conditions of certain pipeline products, resulting in lower expected future cash flows.
Patent Litigation Expenses
Patent litigation expenses for the nine month period ended September 30, 2016 were $6.1 million, as compared to $1.0 million for the nine month period ended September 30, 2015. The increase in patent litigation expense compared to the prior year period was the result of increased legal activity related to patent matters in the current year period.
Corporate and Other
The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the nine month periods ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
General and administrative expenses	$85,493	$88,917	$(3,424)	(4)%
Unallocated corporate expenses	(85,493)	(88,917)	3,424	(4)%
Interest expense	(27,874)	(19,110)	(8,764)	46%
Interest income	895	825	70	8%
Reserve for Turing receivable	(48,043)	—	(48,043)	*
Loss on debt extinguishment	—	(16,903)	16,903	*
Gain on sale of asset	—	45,574	(45,574)	*
Net change in fair value of derivatives	—	(4,000)	4,000	*
Other (expense) income, net	(14)	929	(943)	*
Loss before income taxes	(160,529)	(81,602)	(78,927)	97%
(Benefit from) provision for income taxes	$(112,866)	$18,509	$(131,375)	*
* Percentage exceeds 100%
General and Administrative Expenses
General and administrative expenses for the nine month period ended September 30, 2016 were $85.5 million, a $3.4 million decrease over the same period in 2015. The decrease was principally driven by lower business development transaction and integration costs incurred in the current year related to the Teva Transaction compared to costs incurred for the Tower acquisition in the prior year. The reductions in business development expenses compared to the prior year period were partially offset by higher legal expenses, information technology expenses as well as other inflationary costs.
Interest Expense
The current year period interest expense is reflective of the interest on our $600 million senior convertible notes issued in 2015 as well as interest expense on our Term Loan Facility were entered into during the third quarter of 2016 to fund a portion of the Teva Transaction. Interest expense in the prior year period was primarily related to debt issued in connection with the Tower Acquisition.
Interest Income
Interest income in the nine month period ended September 30, 2016 was $0.9 million and was relatively consistent with the same period in 2015.
Reserve for Turing Receivable
During the nine month period ended September 30, 2016, we recorded a reserve of $48.0 million, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of September 30, 2016. Refer to “Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” for additional information related to the Turing receivable.

Loss on debt extinguishment

During the nine month period ended September 30, 2015, we recognized a $16.9 million loss on the extinguishment related to the repayment of our term loan with Barclays. There was no comparable loss in the current year period.

Gain on sale of asset

During the nine month period ended September 30, 2015, we recognized a gain of $45.6 million on the sale of our rights to Daraprim®. There was no comparable gain in the current year period.
Net change in fair value of derivatives

During the nine month period ended September 30, 2015, we recognized a $4.0 million expense related to the net change in the fair value of our derivative instruments related to our convertible senior notes at June 30, 2015, compared to September 30,

2015. A third-party valuation firm with expertise in valuing financial instruments was engaged to determine the fair value of our bond hedge derivative asset and conversion option derivative liability at each reporting period. There was no comparable change in the fair value of derivatives during the current year period.
Other (Expense) Income, net
Other expense, net during the nine month period ended September 30, 2016 was minimal, as compared to other income, net of $0.9 million in the nine month period ended September 30, 2015. The prior year income was attributable to the gain on sale of an ANDA for $1.0 million for which there was no comparable amount in the current year period.
Income Taxes
Our effective tax rate for the nine months ended September 30, 2016 and 2015 was 37% and 40%, respectively. During the nine month periods ended September 30, 2016 and 2015, we recognized an aggregate consolidated tax benefit of $112.9 million and tax provision of $18.5 million, respectively, for U.S. domestic and foreign income taxes. The decrease in the effective tax rate from the prior year period is largely reflective of the timing of the enactment of the permanent extension of the federal research and development credit in the fourth quarter of 2015. The decrease in tax provision during the nine month period ended September 30, 2016 was also a result of a change in the timing and mix of U.S. and foreign income; the exclusion of a zero-rate jurisdiction from the interim effective tax rate calculation; and an increase in the deferred tax asset related to a state R&D tax credit carryforward in a state with indefinite carryforwards. We are closely monitoring the events and circumstances that determine the need for a valuation allowance related to state research and development tax credit carryforwards and have determined that, based upon the evaluation of the provisions of ASC 740, no valuation allowance will be recorded at this time.

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

Cash and Cash Equivalents

At September 30, 2016, we had $232.1 million in cash and cash equivalents, a decrease of $108.3 million as compared to December 31, 2015. As more fully discussed below, the decrease in cash and cash equivalents during the nine month period ended September 30, 2016 was primarily driven by $604.8 million of net cash used in investing activities, partially offset by $97.8 million of net cash provided by operating activities and $397.8 million of net cash provided by financing activities.

Cash Flows - Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net cash provided by operating activities for the nine month period ended September 30, 2016 was $97.8 million, an increase of $62.7 million compared to $35.1 million provided by operating activities for the same period of the prior year. The period over period increase in net cash provided by operating activities principally resulted from higher non-cash items offsetting the Company’s lower net income. Significant changes in non-cash items included higher depreciation and amortization, non-cash interest expense, intangible asset impairment charges, and the reserve and gain related to the sale of Daraprim® to Turing. The change in working capital items was largely neutral as increased cash flow from accounts receivable collections and increases in accounts payable and accrued expenses were offset by increased royalty payments, increased inventory and changes in prepaid tax balances. The increased cash collections and increased royalty payments were the result of high sales in the fourth quarter of 2015, primarily related to Diclofenac sodium gel sold under the Tolmar Agreement. The increased inventory purchases were to support the closure and transfer of products from our Middlesex facility as well as to support new product launches.

Net cash used in investing activities for the nine month period ended September 30, 2016 was $604.8 million, an increase of $152.8 million compared to $452.0 million for the same period of the prior year. The 2016 year-to-date cash used in investing activities was primarily due to $585.8 million of cash used to fund the Teva Transaction in August 2016. Increased capital expenditures in the current year period were offset by proceeds from the repayment of the outstanding balance on the Tolmar Loan Agreement. The prior year cash used in investing activities was primarily attributable to the $691.3 million of cash used to complete the Tower Acquisition, offset in part by the liquidation of $200.1 million in short-term investments used to help fund the Tower Acquisition. The prior year period outflow also includes $59.5 million in proceeds received primarily from the sale of the Daraprim® intangible asset.

Net cash provided by financing activities for the nine month period ended September 30, 2016 was $397.8 million, a decrease of $122.7 million compared to $520.5 million for the same period of the prior year. The current year cash provided by financing activities is reflective of the $400 million Term Loan Facility we entered into during the third quarter of 2016 to fund a portion the Teva Transaction. The prior period net cash provided by financing activities was primarily attributable to the June 2015 issuance of $600.0 million of 2% Convertible Senior Notes due June 2022 and proceeds of $88.3 million from the sale of warrants, offset by net cash payments of $147.0 million for the purchase of the bond hedge derivative asset and the payment of $36.9 million in deferred financing fees, during the nine month period ended September 30, 2015. Please refer to “Outstanding Debt Obligations” below for further details on our debt obligations.

Outstanding Debt Obligations

Royal Bank of Canada Credit Facilities
On August 3, 2016, we entered into a restatement agreement with Royal Bank of Canada, as administrative agent, and the lenders and guarantors party thereto (the "Restatement Agreement"). The Restatement Agreement amends and restates the existing Revolving Credit Facility Agreement (as amended and restated, the "Amended and Restated Credit Agreement") to, among other things, (i) add a term loan feature to allow for the borrowing of up to $400.0 million of term loans (the "Term Loan Facility") by us in accordance with the terms of the Amended and Restated Credit Agreement, (ii) increase the aggregate principal amount of revolving loans permitted under the Amended and Restated Credit Agreement (the "Revolving Credit Facility," and, together with the Term Loan Facility, the "RBC Credit Facilities"), from $100.0 million to $200.0 million and (iii) extend the maturity date of the Revolving Credit Facility from August 4, 2020 to August 3, 2021.
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
For the period of August 3, 2016 through September 30, 2016, we recognized $2.6 million of interest expense related to the Term Loan Facility, of which $2.2 million was cash and $0.4 million was non-cash accretion of debt discounts recorded. As of September 30, 2016, the Term Loan Facility had a carrying value of $389.3 million, of which $17.7 million is classified as current debt and $371.6 million is classified as long-term debt on our consolidated balance sheet.
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
For the three and nine months ended September 30, 2016, we recognized $8.5 million and $25.3 million, respectively, of interest expense related to the Notes, of which $3.0 million and $9.0 million, respectively, was cash and $5.5 million and $16.3 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on our consolidated balance sheets, with a carrying value of $440.8 million and $424.6 million as of September 30,

2016 and December 31, 2015, respectively. Accrued interest payable on the Notes of $3.5 million as of September 30, 2016 and $0.5 million as of December 31, 2015 is included in accrued expenses on our consolidated balance sheets.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2016.

Commitments and Contractual Obligations

As of September 30, 2016, there were no significant changes to our contractual obligations as set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

Recently issued accounting standards are discussed in "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 5. Recent Accounting Pronouncements" above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our cash equivalents included a portfolio of high credit quality securities, including U.S. government securities, treasury bills, short-term commercial paper, and highly-rated money market funds. We had no short-term investments as of September 30, 2016 or December 31, 2015.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly-rated money market funds. As discussed above under “Outstanding Debt Obligations,” we are party to a Term Loan facility of $400.0 million and a Revolving Credit Facility of up to $200.0 million pursuant to the RBC Credit Facilities. The amount under our Revolving Credit Facility is available for working capital and other general corporate purposes. We also issued the Notes in a private placement offering on June 30, 2015, which are our senior unsecured obligations, as described above under “Outstanding Debt Obligations.”
We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers. As discussed above under "Item 1. Financial Information - Notes to Interim Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” we recorded a reserve in the amount of $48.0 million on our consolidated statement of operations for the period ended March 31, 2016, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of March 31, 2016. There was no change to the reserve as of September 30, 2016.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 30, 2016 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
During the quarter ended September 30, 2016, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in "Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which could materially affect our business, consolidated financial condition or consolidated results of operations. The risks described herein, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially adversely affect our business, consolidated financial condition and/or consolidated results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table provides information regarding the purchases of our equity securities by us during the three months ended September 30, 2016.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	52,329	$29.01	—	—
August 1, 2016 to August 31, 2016	—	—	—	—
September 1, 2016 to September 30, 2016	42	$35.63	—	—

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
3.1.1
Restated Certificate of Incorporation dated as of August 30, 2004 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form 10 (File No. 000-27354) filed with the SEC on December 23, 2008).

3.1.2
Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated as of December 9, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34263) filed with the SEC on December 9, 2015).

3.2.1	Amended and Restated Bylaws of the Company, effective as May 14, 2014. *

3.2.2	Amendment No. 1 to the Amended and Restated Bylaws of the Company, effective as of March 24, 2015. *

3.2.3	Amendment No. 2 to the Amended and Restated Bylaws of the Company, effective as of July 7, 2015. *

3.2.4	Amendment No. 3 to the Amended and Restated Bylaws of the Company, effective as of October 7, 2015. *

3.2.5	Amendment No. 4 to the Amended and Restated Bylaws of the Company, effective as of May 17, 2016. *

3.2.6	Amendment No. 5 to the Amended and Restated Bylaws of the Company, effective as August 19, 2016. *

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive (Loss) Income for each of the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2016 and 2015 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016		Impax Laboratories, Inc.
(Registrant)

	By:	/s/ Fred Wilkinson
Fred Wilkinson
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1.1
Restated Certificate of Incorporation dated as of August 30, 2004 (incorporated by reference to Exhibit 3.1 to Amendment No. 5 to the Registrant’s Registration Statement on Form 10 (File No. 000-27354) filed with the SEC on December 23, 2008).

3.1.2
Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated as of December 9, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-34263) filed with the SEC on December 9, 2015).

3.2.1	Amended and Restated Bylaws of the Company, effective as May 14, 2014. *

3.2.2	Amendment No. 1 to the Amended and Restated Bylaws of the Company, effective as of March 24, 2015. *

3.2.3	Amendment No. 2 to the Amended and Restated Bylaws of the Company, effective as of July 7, 2015. *

3.2.4	Amendment No. 3 to the Amended and Restated Bylaws of the Company, effective as of October 7, 2015. *

3.2.5	Amendment No. 4 to the Amended and Restated Bylaws of the Company, effective as of May 17, 2016. *

3.2.6	Amendment No. 5 to the Amended and Restated Bylaws of the Company, effective as August 19, 2016. *

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive (Loss) Income for each of the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2016 and 2015 and (v) Notes to Interim Consolidated Financial Statements.*

* Filed herewith.