Form 10-Q/A
period 2016-06-30
IMPAX LABORATORIES INC
filed 2017-01-06
CIK 1003642

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
Yes ☐   No ☒

As of November 30, 2016, there were 73,873,034 shares of the registrant’s common stock outstanding.

Explanatory Note
This Amendment No. 1 to Form 10-Q (this “Amendment Filing”) amends the Quarterly Report on Form 10-Q of Impax Laboratories, Inc. (“Impax”) for the fiscal quarter ended June 30, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2016 (the “Original Filing”). Impax is filing this Amendment Filing solely for the purpose of re-filing exhibits 10.2.1, 10.3.1, 10.4.1, 10.4.2, 10.5.1 and 10.5.2 thereto in response to comments received from the Staff of the SEC in connection with a confidential treatment request with respect to the (i) Asset Purchase Agreement by and between Teva Pharmaceutical Industries Ltd. and Impax, dated as of June 20, 2016; (ii) Asset Purchase Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC EHF, Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic, LLC, Andrx LLC, Breath LTD., The Rugby Group, Inc. and Watson Laboratories, Inc. (collectively, the “Actavis Parties”) and Impax, dated as of June 20, 2016; (iii) Supply Agreement by and between Teva Pharmaceutical Industries Ltd. and Impax, dated as of June 20, 2016; (iv) Amendment No. 1 to the Supply Agreement by and between Teva Pharmaceutical Industries Ltd. and Impax, dated as of June 30, 2016; (v) Supply Agreement by and among the Actavis Parties and Impax, dated as of June 20, 2016; and (vi) Amendment No. 1 to the Supply Agreement by and among the Actavis Parties and Impax, dated as of June 30, 2016.
This Amendment Filing does not modify or update any part of or information set forth in the Original Filing other than Exhibits 10.2.1, 10.3.1, 10.4.1, 10.4.2, 10.5.1 and 10.5.2.

PART II - OTHER INFORMATION
Item 6.    Exhibits.

Exhibit No.	Description of Document
3.1.1*	Amendment No. 4 to Amended and Restated Bylaws of the Company, as amended effective as of May 17, 2016.

3.1.2*	Amendment No. 3 to Amended and Restated Bylaws of the Company, as amended effective as of October 7, 2015.

3.1.3*	Amendment No. 2 to Amended and Restated Bylaws of the Company, as amended effective as of July 7, 2015.

3.1.4*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective as of March 24, 2015.

3.1.5*	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.

10.1*	First Amendment dated as of May 31, 2016 to the Distribution, License, Development and Supply Agreement by and between AstraZeneca UK Limited and the Company dated as of January 31, 2012.**

10.2.1	Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.†**

10.2.2*	Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.

10.3.1
Asset Purchase Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.†**

10.3.2*
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

10.6*	Employment Agreement dated as of July 14, 2016 by and between the Company and Douglas S. Boothe.††

10.7*	Restatement Agreement dated as of August 3, 2016 by and among the Company, the guarantors party thereto, Royal Bank of Canada, as administrative agent, and the lenders party thereto.
11.1*	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2016 and 2015 and (v) Notes to Interim Consolidated Financial Statements.

* Previously filed.

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

Date: January 6, 2017		Impax Laboratories, Inc.
(Registrant)

	By:	/s/ J. Kevin Buchi
J. Kevin Buchi
Interim President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bryan M. Reasons
Bryan M. Reasons
Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1.1*	Amendment No. 4 to Amended and Restated Bylaws of the Company, as amended effective as of May 17, 2016.

3.1.2*	Amendment No. 3 to Amended and Restated Bylaws of the Company, as amended effective as of October 7, 2015.

3.1.3*	Amendment No. 2 to Amended and Restated Bylaws of the Company, as amended effective as of July 7, 2015.

3.1.4*	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective as of March 24, 2015.

3.1.5*	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.

10.1*	First Amendment dated as of May 31, 2016 to the Distribution, License, Development and Supply Agreement by and between AstraZeneca UK Limited and the Company dated as of January 31, 2012.**

10.2.1	Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.†**

10.2.2*	Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.

10.3.1
Asset Purchase Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.†**

10.3.2*
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

10.6*	Employment Agreement dated as of July 14, 2016 by and between the Company and Douglas S. Boothe.††

10.7*	Restatement Agreement dated as of August 3, 2016 by and among the Company, the guarantors party thereto, Royal Bank of Canada, as administrative agent, and the lenders party thereto.

11.1*	Statement re computation of per share earnings (incorporated by reference to Note 15 in the Notes to Interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for each of the three and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for each of the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for each of the six months ended June 30, 2016 and 2015 and (v) Notes to Interim Consolidated Financial Statements.

* Previously filed.

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