Form 10-K
period 2016-12-31
IMPAX LABORATORIES INC
filed 2017-03-01
CIK 1003642

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-34263

Impax Laboratories, Inc.
(Exact name of registrant as specified in its charter)

Delaware	65-0403311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30831 Huntwood Avenue, Hayward, CA	94544
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(510) 476-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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
Yes ☐  No ☒

The aggregate market value of the registrant’s outstanding shares of common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the price at which the registrant’s common stock was last sold on The NASDAQ Stock Market LLC as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016), was approximately $1,864,428,000.

As of February 17, 2017, there were 73,748,155 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders to be held on May 16, 2017 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that do not relate to present or historical conditions are “forward-looking statements.” Such forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include statements relating to our plans, strategies, objectives, expectations and intentions. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this Annual Report on Form 10-K. Such risks and uncertainties include, but are not limited to, fluctuations in our operating results and financial condition, the volatility of the market price of our common stock, our ability to successfully develop and commercialize pharmaceutical products in a timely manner, the impact of competition, the effect of any manufacturing or quality control problems, our ability to manage our growth, risks related to acquisitions of or investments in technologies, products or businesses, risks relating to goodwill and intangibles, the reduction or loss of business with any significant customer, the substantial portion of our total revenues derived from sales of a limited number of products, the impact of consolidation of our customer base, our ability to sustain profitability and positive cash flows, the impact of any valuation allowance on our deferred tax assets, the restrictions imposed by our credit facility and indenture, our level of indebtedness and liabilities and the potential impact on cash flow available for operations, the availability of additional funds in the future, any delays or unanticipated expenses in connection with the operation of our manufacturing facilities, the effect of foreign economic, political, legal and other risks on our operations abroad, the uncertainty of patent litigation and other legal proceedings, the increased government scrutiny on our agreements to settle patent litigations, product development risks and the difficulty of predicting FDA filings and approvals, consumer acceptance and demand for new pharmaceutical products, the impact of market perceptions of us and the safety and quality of our products, our determinations to discontinue the manufacture and distribution of certain products, our ability to achieve returns on our investments in research and development activities, changes to FDA approval requirements, our ability to successfully conduct clinical trials, our reliance on third parties to conduct clinical trials and testing, our lack of a license partner for commercialization of Numient® (IPX066) outside of the United States, impact of illegal distribution and sale by third parties of counterfeits or stolen products, the availability of raw materials and impact of interruptions in our supply chain, our policies regarding returns, rebates, allowances and chargebacks, the use of controlled substances in our products, the effect of current economic conditions on our industry, business, results of operations and financial condition, disruptions or failures in our information technology systems and network infrastructure caused by third party breaches or other events, our reliance on alliance and collaboration agreements, our reliance on licenses to proprietary technologies, our dependence on certain employees, our ability to comply with legal and regulatory requirements governing the healthcare industry, the regulatory environment, the effect of certain provisions in our government contracts, our ability to protect our intellectual property, exposure to product liability claims, changes in tax regulations, uncertainties involved in the preparation of our financial statements, our ability to maintain an effective system of internal control over financial reporting, the effect of terrorist attacks on our business, the location of our manufacturing and research and development facilities near earthquake fault lines, expansion of social media platforms and other risks described below in “Item 1A. Risk Factors.” You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update or revise any forward-looking statement, regardless of future developments or availability of new information.

Rytary® and Emverm® are registered trademarks of Impax Laboratories, Inc. Other names are for informational purposes only and are used to identify companies and products and may be trademarks of their respective owners.

PART I.

Item 1.        Business

Overview

We are a specialty pharmaceutical company applying formulation and development expertise, as well as our drug delivery technology, to the development, manufacture and marketing of bioequivalent pharmaceutical products, commonly referred to as “generics,” in addition to the development, manufacture and marketing of branded products. We operate in two segments, referred to as “Impax Generics” and “Impax Specialty Pharma.” The Impax Generics division includes our legacy Global Pharmaceuticals business as well as the acquired businesses of CorePharma, LLC ("CorePharma") and Lineage Therapeutics, Inc. ("Lineage") from our acquisition of Tower Holdings, Inc. ("Tower") and its subsidiaries on March 9, 2015 (the "Tower Acquisition"). The Impax Specialty Pharma division includes our legacy Impax Pharmaceuticals business as well as the acquired business of Amedra Pharmaceuticals, LLC ("Amedra") from the Tower Acquisition. Impax Generics concentrates its efforts on generic products, which are the pharmaceutical and therapeutic equivalents of brand-name drug products and are usually marketed under their established nonproprietary drug names rather than by a brand name. Impax Specialty Pharma utilizes its specialty sales force to market proprietary branded pharmaceutical products for the treatment of central nervous system (“CNS”) disorders and other select specialty segments. Impax Specialty Pharma also generated revenue from research and development services provided to an unrelated third-party pharmaceutical entity (which agreement was terminated by mutual agreement of the parties effective December 23, 2015). See “Item 15. Exhibits and Financial Statement Schedules — Note 23. Segment Information,” for financial information about our segments for the years ended December 31, 2016, 2015 and 2014.

Our Strategy

We plan to continue to expand our Impax Generics division by targeting complex solid oral and alternative dosage form Abbreviated New Drug Applications (“ANDAs”) with high revenue potential, including products with the potential to be first-to-file or first-to-market. Our products and product candidates are generally difficult to formulate and manufacture, providing certain competitive advantages. In addition to our product pipeline of 25 pending applications at the FDA as of December 31, 2016, we are continuing to evaluate and pursue external growth initiatives including acquisitions and partnerships. For instance, during 2016, we completed the acquisition of certain assets, including marketed and pipeline generic products, from Teva Pharmaceutical Industries Ltd. (acting directly or through its affiliates) and affiliates of Allergan plc (the "Teva Transaction"). Refer to "Item 15. Exhibits and Financial Statement Schedules - Note 2. Business Acquisitions" for more information on the Teva Transaction.

The following information summarizes our generic pharmaceutical product development activities since inception through December 31, 2016:

•
136 ANDAs approved by the U.S. Food and Drug Administration (“FDA”), including four tentatively approved (i.e., satisfying substantive FDA requirements but remaining subject to statutory restrictions). In addition, we have rights to market and/or share in profits to 16 approved ANDAs held by our third party alliance partners. The approved ANDAs (including those held by our partners) include generic versions of brand name pharmaceuticals such as Adderall XR®, Lofibra®, Opana ER® (NDA 021610), Pulmicort Respules® and Solaraze®.

•	25 applications pending at the FDA that represent approximately $14 billion in 2016 U.S. product sales.

•	A number of products in various stages of development for which applications have not yet been filed.

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

We sell and distribute generic pharmaceutical products primarily through four sales channels:

•	the “Impax Generics sales channel" for sales of generic prescription products we sell directly to wholesalers, large retail drug chains, and others;

•
the “Private Label sales channel" for generic pharmaceutical over-the-counter (“OTC”) and prescription products we sell to unrelated third party customers who in-turn sell the product to third parties under their own label;

•	the “Rx Partner sales channel" for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and

•	the “OTC Partner sales channel" for sales of generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements.

As of December 31, 2016, we marketed 207 generic pharmaceutical products representing dosage variations of 72 different pharmaceutical compounds through our Impax Generics division, and five other generic pharmaceutical products, representing dosage variations of two different pharmaceutical compounds, through our alliance and collaboration agreement partners. As of December 31, 2016, our significant marketed generic products were Epinephrine Auto-Injector (generic Adrenaclick®), oxymorphone hydrochloride extended release tablets (AB rated to original OPANA® ER), diclofenac sodium gel 3% (generic Solaraze®), and fenofibrate (generic Lofibra®).

As of December 31, 2016, we had 25 applications pending at the FDA. The following table lists our publicly identified product applications pending at the FDA as of December 31, 2016:

Product	Generic of
Aspirin/Dipyridamole ER Capsules 25/200 mg	Aggrenox®
Colesevelam Tablets 625 mg	Welchol®
Dutasteride/Tamsulosin Capsules 0.5 mg/0.4 mg	Jalyn®
Ezetimbe/Simvastatin Tablets 10/10 mg, 10/20mg, 10/40 mg, 10/80 mg	Vytorin®
Fentanyl Buccal Tablet 100, 200, 400, 600, 800 mcg	Fentora®
Methylphenidate HCl ER Tablets 18, 27, 36, 54 mg	Concerta®
Mixed Amphetamine Salts ER Capsules 5, 10, 15, 20, 25, 30 mg	Adderall XR®
Oxycodone ER Tablets (new formulation) 10, 15, 20, 30, 40, 60, 80 mg	Oxycontin®
Oxymorphone ER Tablets version 5, 7.5, 10, 15, 20, 30 and 40 mg (new formulation)	Opana® ER
Risedronate Sodium DR Tablets 35 mg	Atelvia®
Sevelamer Carbonate Tablets 800 mg	Renvela®
Teriflunomide Tablets 14 mg	Aubagio®

Impax Specialty Pharma

Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary branded pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. We estimate there are approximately 16,000 neurologists in the United States. Historically, a concentrated number of these neurologists are responsible for writing the majority of neurology prescriptions. CNS is the largest therapeutic category in the United States with 2016 sales of about $69.3 billion, or 15.4% of the $450 billion U.S. prescription drug market. CNS product sales contracted -3.7% in 2016, compared to 6% growth for the overall pharmaceutical market, while total CNS prescriptions increased 1.6%, slightly less than the overall pharmaceutical industry growth rate of 2%. (Source: IMS Health).

Our branded pharmaceutical product portfolio consists of commercial CNS and other select specialty products, as well as development stage projects. In February 2012, we licensed from AstraZeneca UK Limited ("AstraZeneca") the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulations pursuant to the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca, which was subsequently amended (the "AZ Agreement") and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. In June 2015, the FDA approved the Zomig® nasal spray for use in pediatric patients 12 years of age or older for the acute treatment of migraine with or without aura. In addition to the Zomig® products and our internally developed pharmaceutical product, Rytary® for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015, we are currently engaged in the sales and marketing of Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and two other products, all acquired in our acquisition of Tower and Lineage which closed in March 2015. In November 2015, the European Commission granted marketing authorization for Numient® (referred to as Rytary® in the United States). The review of the Numient® application was conducted under the centralized licensing procedure as a therapeutic innovation, and the authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway.

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

Impax Generics Division – Alliance and Collaboration Agreements

License and Distribution Agreement with Shire

In January 2006, we entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which we received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. We commenced sales of the AG Product in October 2009. On February 7, 2013, we entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of our litigation with Shire relating to Shire’s supply of the AG Product to us under the Prior Shire Agreement. Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and we were responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of our generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to us as of the end of the Supply Term. We are required to pay a profit share to Shire on sales of the AG Product, of which we owed a profit share payable to Shire of $7.5 million, $19.5 million and $21.1 million on sales of the AG Product during the years ended December 31, 2016, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line in the consolidated statement of operations. Although the Supply Term expired on September 30, 2014, we were permitted to sell any AG Products in our inventory or owed to us by Shire under the Amended and Restated Shire Agreement until all such products are sold. We sold all remaining AG Products in our inventory during the year ended December 31, 2016. We continued to pay a profit share to Shire on sales of such products during the year ended December 31, 2016.

Development, Supply and Distribution Agreement with Tolmar, Inc.

In June 2012, we entered into a Development, Supply and Distribution Agreement with Tolmar (the "Tolmar Agreement"). Under the terms of the Tolmar Agreement, Tolmar granted us an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products in the United States and its territories; the parties agreed in 2015 to terminate development efforts of one product under the Tolmar Agreement that had been pending approval at the FDA. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and we are responsible for marketing and sale of the products. As of December 31, 2016, we were currently marketing and selling four approved products. We are required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.

We paid Tolmar a $21.0 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, are also required to make payments to Tolmar up to an aggregate amount of $25.0 million upon the achievement of certain specified milestone events. The contingent milestone payments are initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events are accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events are capitalized and amortized over the remaining estimated useful life of the approved product. As of December 31, 2016, we had paid a total of $20.0 million to Tolmar upon the achievement of certain specified milestone events, including $12.0 million upon the achievement of a regulatory milestone event and $5.0 million upon the achievement of a commercialization event and do not currently expect to make any additional milestone payments to Tolmar under the agreement. The $21.0 million upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by us during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on our consolidated statement of operations. We are also required to pay a profit share to Tolmar on sales of the topical products, of which we owed a profit share payable to Tolmar of $36.4 million, $77.7 million and $16.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line in our consolidated statement of operations.

We entered into a Loan and Security Agreement with Tolmar in March 2012 (the “Tolmar Loan Agreement”), under which we agreed to lend to Tolmar one or more loans through December 31, 2014, in an aggregate amount not to exceed $15.0 million. The outstanding principal amount of, including any accrued and unpaid interest on, the loans under the Tolmar Loan Agreement are payable by Tolmar beginning from March 31, 2017 through March 31, 2020 or the maturity date, in accordance with the terms therein. Pursuant to the Tolmar Loan Agreement, Tolmar could prepay all or any portion of the outstanding balance of the loans prior to the maturity date without penalty or premium. In May 2016, Tolmar repaid in full the $15.0 million due to us under the Tolmar Loan Agreement.

Mebendazole Product Acquisition Agreement with Teva Pharmaceuticals USA, Inc.

In August 2013, we, through our Amedra Pharmaceuticals subsidiary, entered into a product acquisition agreement (the “Mebedanzole Product Acquisition Agreement”) with Teva Pharmaceuticals USA, Inc. (“Teva”) pursuant to which we acquired the assets (including the ANDA and other regulatory materials) and related liabilities related to Teva’s mebendazole tablet product in all dosage forms. Pursuant to the Mebendazole Product Acquisition Agreement, we are required to pay certain milestone payments up to an aggregate amount of $3.5 million upon the approval and launch of the mebendazole tablet product; we paid the $3.5 million to Teva during the quarter ended March 31, 2016 upon the FDA's approval and our subsequent launch of Emverm® (mebendazole) 100 mg chewable tablets. We are also obligated to pay Teva a royalty payment based on net sales of Emverm®, including a specified annual minimum royalty payment, subject to customary reductions and the other terms and conditions set forth in the Mebedanzole Product Acquisition Agreement.

Rx Partner and OTC Partner Alliance Agreements

We have entered into alliance agreements with unrelated third-party pharmaceutical companies pursuant to which our partner distributes a specified product or products which we developed and, in some cases manufacture. Pursuant to these alliance agreements we typically receive payment on delivery of the product, and share in the resulting profits, or receive a royalty or other payments from our partners. Our alliance agreements are separated into two sales channels, the “Rx Partner” sales channel, for generic prescription products sold through our partners under their own label, and the “OTC Partner” sales channel, for sales of generic pharmaceutical OTC products sold through our partner under their own label. The revenue recognized and the percentage of gross revenue for each of the periods noted, for the Rx Partner and the OTC Partner alliance agreements, was as follows:

	Year Ended December 31,
	2016		2015		2014
(in thousands)
Gross Revenue and % Gross Revenue
Rx Partner	$14,339	1%	$9,307	1%	$14,114	1%
OTC Partner	$225	*	$1,744	1%	$1,319	1%

* Not material

Strategic Alliance Agreement with Teva

We are a party to a Strategic Alliance Agreement dated as of June 27, 2001 with Teva Pharmaceutical USA, Inc. ("Teva USA"), an affiliate of Teva, which was subsequently amended (“Teva Agreement”). The Teva Agreement commits us to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. As of December 31, 2016, we were supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets); the other products under the Teva Agreement have either been returned to us, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or our obligations to supply such product had expired or were terminated in accordance with the Teva Agreement.

For more information about the Teva Agreement, see “Item 15. Exhibits and Financial Statement Schedules – Note 20. Alliance and Collaboration Agreements.”

OTC Partner Alliance Agreements

In June 2002, we entered into a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”), for a term of 15 years, relating to our Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets (the "D12 Product") and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market (the "D24 Product"); the agreement was terminated with respect to the D24 Product in 2005. We previously developed the products and are currently only responsible for manufacturing the products. Pfizer is responsible for marketing and sale of the products. The agreement included payments to us upon achievement of development milestones, as well as royalties paid to us by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In December 2011, we and Pfizer entered into an agreement with L. Perrigo Company (“Perrigo”), which was subsequently amended whereby the parties agreed that we would supply our D-12 Product to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of our business, and the over-the-counter pharmaceutical products we sell to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and Perrigo. We recognize profit share revenue in the period earned.

During the quarter ended September 30, 2016, we sold the ANDAs for both the D12 Product and the D24 Product, in addition to other specified assets, to Perrigo pursuant to an asset purchase agreement with Perrigo dated as of March 31, 2016 (the "Perrigo APA"). Under the terms of the Perrigo APA, we will also continue to supply the D-12 Product to Pfizer and Perrigo until the date that is the earliest of (i) the date Perrigo’s manufacturing facility is approved to manufacture the D-12 Product and (ii) December 31, 2017 (the "Supply End Date"). On the Supply End Date, we will assign and transfer our supply agreement with Pfizer in its entirety to Perrigo in accordance with the Perrigo APA.

Agreements with Valeant Pharmaceuticals International, Inc.

In November 2008, we entered into a Joint Development Agreement and a License and Settlement Agreement ("Joint Development Agreement") with Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), providing for collaboration in the development of a total of five dermatology products, including four of our generic products and one branded advanced form of Valeant’s Solodyn® product. We have the potential to receive up to an additional $8.0 million of contingent milestone payments each of which we believe to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form Solodyn® brand product. Finally, to the extent we commercialize any of the four generic dermatology products covered by the Joint Development Agreement, we will pay to Valeant a gross profit share on sales of such products. We began selling one of the four generic dermatology products during the year ended December 31, 2011 and began selling a second dermatology product during the quarter ended September 30, 2016.

For more information about the Joint Development Agreement with Valeant, see “Item 15. Exhibits and Financial Statement Schedules – Note 20. Alliance and Collaboration Agreements.”

Impax Specialty Pharma – Alliance and Collaboration Agreements

Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited

In January 2012, we entered into the AZ Agreement with AstraZeneca and the parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the "AZ Amendment"). Under the terms of the AZ Agreement, AstraZeneca granted us an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on our behalf and AstraZeneca paid us the gross profit on such Zomig® product sales. We are obligated to fulfill certain minimum requirements with respect to the promotion of currently approved Zomig® products as well as other dosage strengths of such products approved by the FDA in the future. We may, but have no obligation to, develop and commercialize additional products containing zolmitriptan and additional indications for Zomig®, subject to certain restrictions as set forth in the AZ Agreement. Subject to the terms of the AZ Agreement, we will be responsible for conducting clinical studies and preparing regulatory filings related to the development of any such additional products and would bear all related costs. During the term of the AZ Agreement, AstraZeneca will continue to be the holder of the NDA for existing Zomig® products, as well as any future dosage strengths thereof approved by the FDA, and will be responsible for certain regulatory and quality-related activities for such Zomig® products. AstraZeneca will manufacture and supply Zomig® products to us and we will purchase our requirements of Zomig® products from AstraZeneca until a date determined in the AZ Agreement. Thereafter, AstraZeneca may terminate its supply obligations upon certain advance notice to us, in which case we would have the right to manufacture or have manufactured our own requirements for the applicable Zomig® product. Under the terms of the AZ Amendment, under certain conditions and depending on the nature and terms of the study agreed to with the FDA, we agreed to conduct, at our own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act (“PREA”) for approval of the nasal formulation of Zomig® for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the “PREA Study”). In consideration for us conducting the PREA Study at our own expense, the AZ Amendment provides for the total royalty payments payable by us to AstraZeneca on net sales of Zomig® products under the AZ Agreement to be reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. In the event the royalty reduction amounts exceed the royalty payments payable by us to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca will be required to pay us an amount equal to the difference between the royalty reduction amount and the royalty payment payable by us to AstraZeneca. Our commitment to perform the PREA Study may be terminated, without penalty, under certain circumstances as set forth in the AZ Amendment.

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to us representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. Beginning from January 2013, we have paid AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. We also paid AstraZeneca royalties based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by us to AstraZeneca on net sales of Zomig® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. We owed a royalty payable to AstraZeneca of $17.2 million, $16.8 million and $14.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on our consolidated statements of operations.

Agreement with DURECT Corporation

During the three month period ended March 31, 2014, we entered into an agreement with DURECT Corporation (“Durect”) granting us the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, which we refer to as IPX239. We paid Durect a $2.0 million up-front payment upon signing of the agreement which we recognized immediately as research and development expense. We have the potential to pay up to an aggregate of $61.0 million in additional contingent milestone payments upon the achievement of certain specified development and commercialization events under the agreement. If IPX239 is commercialized, we would also be required to pay a tiered royalty based on product sales.

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

Competition

The pharmaceutical industry is highly competitive and is affected by new technologies, new developments, government regulations, health care legislation, availability of financing, and other factors. Many of our competitors have longer operating histories and substantially greater financial, research and development, marketing, and other resources than we have. We compete with numerous other companies that currently operate, or intend to operate, in the pharmaceutical industry, including companies that are engaged in the development of controlled-release drug delivery technologies and products, and other manufacturers that may decide to undertake development of such products. Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Mylan N.V., Sun Pharmaceutical Industries Ltd., Lannett Company, Inc., Lupin Pharmaceuticals, Inc., Endo International plc and Sandoz.

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

A description of the competition we face from brand-name and generic pharmaceutical companies is included in “Item 1A. Risk Factors.”

Sales and Marketing

We market and sell our generic pharmaceutical prescription drug products within the continental United States and the Commonwealth of Puerto Rico. We have not made sales in any other jurisdictions over the last three fiscal years. We derive a substantial portion of our revenue from sales to a limited number of customers. The customer base for our products consists primarily of drug wholesalers, warehousing chain drug stores, mass merchandisers, and mail-order pharmacies. We market our products both directly, through our Impax Generics and Impax Specialty Pharma divisions, and indirectly through our Rx Partner and OTC Partner alliance and collaboration agreements. Together, our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, N.C. Mutual and CVS Caremark Corporation, accounted for 90% of our gross revenue for the year ended December 31, 2016. These five customers individually accounted for 40%, 28%, 20%, 1% and 1%, respectively, of our total gross revenue for the year ended December 31, 2016. We do not have long-term contracts in effect with our five major customers. A reduction in or loss of business with any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

Manufacturing and Distribution

We source our finished dosage form products from our own facilities in Hayward, California; Middlesex, New Jersey; and Taiwan. We also use several contract manufacturers for this purpose. During 2015, we restructured our packaging and distribution operations. As a result, we closed our Philadelphia packaging site and all of our company-wide distribution operations were outsourced to United Parcel Services (UPS). During 2016, the Board of Directors approved a plan to close the Middlesex, New Jersey manufacturing and packaging site, which was then amended to repurpose a part of the Middlesex manufacturing site as a research and development pilot plant.

We maintain an inventory of our products in connection with our obligations under our alliance and collaboration agreements. In addition, for products pending approval, we may produce batches for inventory in anticipation of the launch of the products. In the event that FDA approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.

Raw Materials

The raw materials we use in the production of our products consist of pharmaceutical chemicals in various forms that are generally available from several sources in the United States and throughout the world. In some cases, however, the raw materials, such as the active pharmaceutical ingredients (“API”) used to manufacture our products, are available only from a single supplier. Further, even if more than one supplier exists, we may choose, and have done so in the case of our API suppliers for a majority of our products, to list only one supplier in our product applications submitted to the FDA. The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier or the supplier was not in compliance with FDA or other applicable requirements, the FDA approval of a new supplier could delay the manufacture of the drug involved. As a result, there is no guarantee we will always have timely and sufficient access to a required raw material or other product. Generally, we would need as long as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that it intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. We currently do not have long-term supply agreements with the majority of our API suppliers and although to date we have only experienced occasional interruptions in supplies, no assurance can be given that we will continue to receive uninterrupted or adequate supplies of such raw materials. Any inability to obtain raw materials on a timely basis, or any significant price increases not passed on to customers, could have a material adverse effect on us.

Quality Control

Regulatory agencies such as the FDA regularly inspect our manufacturing facilities and the facilities of our third party suppliers. The failure of one of our facilities, or a facility of one of our third party suppliers, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility. We have in the past received a warning letter from the FDA regarding certain operations within our manufacturing network at our Hayward manufacturing facility, which we subsequently resolved in 2015. We remain committed to continuing to improve our quality control and manufacturing practices, however, we cannot be assured that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. Failure to comply strictly with these regulations and requirements may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production and/or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such FDA observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. Because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations and/or any actions by the FDA and other agencies as described above could have a material adverse effect on our business, financial position and results of operations

Research and Development

We conduct most of our research and development activities at our facilities in Hayward, California and Middlesex, NJ, with a staff of 182 employees as of December 31, 2016. In addition, we have outsourced a number of research and development projects to third-party laboratories.

We spent approximately $80.5 million, $70.6 million and $78.6 million on research and development activities during the years ended December 31, 2016, 2015 and 2014, respectively, as more fully set out in the tables below (in millions).

Year Ended December 31, 2016	Impax Generics	Impax Specialty Pharma	Total Impax
Clinical study expenses	$11.1	$2.4	$13.5
Personnel expenses	25.0	10.8	35.8
Experimental materials	6.1	—	6.1
Outside services	7.1	3.3	10.4
Facility expenses	3.7	0.5	4.2
Legal expenses	0.1	0.2	0.3
Other	9.1	1.1	10.2
Total	$62.2	$18.3	$80.5

Year Ended December 31, 2015	Impax Generics	Impax Specialty Pharma	Total Impax
Clinical study expenses	$4.6	$0.8	$5.4
Personnel expenses	28.6	10.0	38.6
Experimental materials	4.3	—	4.3
Outside services	5.8	4.5	10.3
Facility expenses	4.2	0.4	4.6
Legal expenses	0.4	0.2	0.6
Other	4.6	2.2	6.8
Total	$52.5	$18.1	$70.6

Year Ended December 31, 2014	Impax Generics	Impax Specialty Pharma	Total Impax
Clinical study expenses	$10.2	$7.6	$17.8
Personnel expenses	17.1	17.7	34.8
Experimental materials	5.0	0.7	5.7
Outside services	2.7	4.9	7.6
Facility expenses	2.7	1.1	3.8
Legal expenses	0.3	0.5	0.8
Other	2.9	5.2	8.1
Total	$40.9	$37.7	$78.6

We do not generally track research and development expense by individual product in either the Impax Generics division or the Impax Specialty Pharma division.

In the Impax Generics division, we focus our research and development efforts based on drug-delivery technology and on products that we believe may have certain competitive advantages, rather than on any particular therapeutic area. As of December 31, 2016, the Impax Generics division had 25 product applications pending with the FDA and another 26 products in development. Accordingly, we believe that our generic pipeline products will, in the aggregate, generate a significant amount of revenue for us in the future. However, while a generic product is still in development, we are unable to predict the level of commercial success that the product may ultimately achieve given the uncertainties relating to the successful and timely completion of bioequivalence studies, ANDA filing, receipt of marketing approval and resolution of any related patent litigation, as well as the amount of competition in the market at the time of product launch and thereafter and other factors detailed in “Item 1A. Risk Factors.” Additionally, we do not believe that any individual generic pipeline product is currently significant in terms of accrued or anticipated research and development expense given the large volume of products under development in the Impax Generics division, as detailed above. Further, on a per product basis, development costs for generic products tend to be significantly lower than for branded products, as the process for establishing bioequivalence is significantly less extensive than the standard clinical trial process. The regulatory approval process is significantly less onerous as well compared to the process for branded products.

In the Impax Specialty Pharma division, we currently market one internally developed branded pharmaceutical product, Rytary® (IPX066) for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which we launched in the United States in April 2015. In addition to Rytary®, Impax Specialty Pharma is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms the AZ Agreement, and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infection. We also have a number of product candidates that are in varying stages of development. While we believe the pipeline products in this division are potentially viable, profitable product candidates for us, given the uncertainties relating to the successful completion of clinical trials, the FDA approval process for branded products, reimbursement levels, the amount of competition at the time of product launch and thereafter and other factors detailed in “Item 1A. Risk Factors,” such pipeline products are too early in the development process to be considered significant at this point in time.

Regulation

The manufacturing and distribution of pharmaceutical products are subject to extensive regulation by the federal government, primarily through the FDA and the Drug Enforcement Administration (“DEA”), and to a lesser extent by state and local governments. The Food, Drug, and Cosmetic Act, Controlled Substances Act and other federal statutes and regulations govern or influence the manufacture, labeling, testing, storage, record keeping, approval, advertising and promotion of our products. As described above under "Quality Control", facilities used in the manufacture, packaging, labeling and repackaging of pharmaceutical products must be registered with the FDA and are subject to FDA inspection to ensure that drug products are manufactured in accordance with current Good Manufacturing Practices. Noncompliance with applicable requirements can result in product recalls, seizure of products, injunctions, suspension of production and/or distribution, refusal of the government or third parties to enter into contracts with us, withdrawal or suspension of the applicable regulator's review of our drug applications, civil penalties and criminal fines, and disgorgement of profits.

FDA approval is required before any “new drug” may be marketed, including new formulations, strengths, dosage forms and generic versions of previously approved drugs. Generally, the following two types of applications are used to obtain FDA approval of a “new drug.”

New Drug Application (“NDA”). For a drug product containing an active ingredient not previously approved by the FDA, a prospective manufacturer must submit a complete application containing the results of clinical studies supporting the drug product’s safety and efficacy. A NDA is also required for a drug with a previously approved active ingredient if the drug will be used to treat an indication for which the drug was not previously approved or if the dosage form, strength or method of delivery is changed. The process required by the FDA before a pharmaceutical product may be approved for marketing in the U.S. generally involves the steps listed below, which could take from approximately three to more than ten years to complete.

•	Laboratory and clinical tests;

•	Submission of an Investigational New Drug (“IND”) application, which must become effective before clinical studies may begin;

•	Adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;

•
Submission of a NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing such matters such as manufacturing and quality assurance;

•	Scale-up to commercial manufacturing; and

•	FDA approval of a NDA.

As noted above, the submission of a NDA is not a guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and instead request additional information, in which case, the application must be resubmitted with the supplemental information. After the application is deemed filed by the FDA, FDA staff will review a NDA to determine, among other things, whether a product is safe and efficacious for its intended use.

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

Abbreviated New Drug Application (“ANDA”). For a generic version of an approved drug — a drug product that contains the same active ingredient as a drug previously approved by the FDA and is in the same dosage form and strength, utilizes the same method of delivery and will be used to treat the same indications as the approved product — the FDA requires only an abbreviated new drug application that ordinarily need not include clinical studies demonstrating safety and efficacy. An ANDA typically requires only data demonstrating that the generic formulation is bioequivalent to the previously approved “reference listed drug,” indicating that the rate of absorption and levels of concentration of the generic drug in the body do not show a significant difference from those of the reference listed drug. In July 2012, the Generic Drug Fee User Amendments of 2012 (“GDUFA”) was enacted into law. The GDUFA legislation implemented fees for new ANDA applications, Drug Master Files, product and establishment fees and a one-time fee for back-logged ANDA applications pending approval as of October 1, 2012. In return, the program was intended to provide faster and more predictable ANDA reviews by the FDA and increased inspections of drug facilities. Under GDUFA, generic product companies face significant penalties for failure to pay the new user fees, including rendering an ANDA application not “substantially complete” until the fee is paid. Prior to the implementation of GDUFA, the FDA took an average of approximately 30 months to approve an ANDA. Following the implementation of GDUFA, the FDA’s stated internal goal for ANDAs submitted in fiscal year 2016 was to have a “first-action” goal date within 15 months of submission on 75% of submitted ANDAs. The “first-action” goal date is referred to by the FDA as the date in which the FDA takes a first action on an application by either granting approval or tentative approval or in the event of deficiencies, identifying those deficiencies in a complete response letter or in a refusal to receive the application.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the “Hatch-Waxman Act,” which established the procedures for obtaining approval of generic drugs, an ANDA filer must make certain patent certifications that can result in significant delays in obtaining FDA approval. If the applicant intends to challenge the validity or enforceability of an existing patent covering the reference listed drug or asserts that its drug does not infringe such patent, the applicant files a so called “Paragraph IV” certification and notifies the patent holder that it has done so, explaining the basis for its belief that the patent is not infringed or is invalid or unenforceable. If the patent holder initiates a patent infringement suit within 45 days after receipt of the Paragraph IV Certification, the FDA is automatically prevented from approving an ANDA until the earlier of 30 months after the date the Paragraph IV Certification is given to the patent holder, expiration of the patents involved in the certification, or when the infringement case is decided in the ANDA applicant’s favor. In addition, the first company to file an ANDA for a given drug containing a Paragraph IV certification can be awarded 180 days of market exclusivity following approval of its ANDA, during which the FDA may not approve any other ANDAs for that drug product.

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

Employees

As of December 31, 2016, we had 1,495 full-time employees, of which 578 were in operations, 182 in research and development, 344 in the quality area, 211 in legal and administration, and 180 in sales and marketing. None of our employees are subject to collective bargaining agreements with labor unions, and we believe our employee relations are good.

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

Risks Related to Our Business

Our operating results and financial condition could fluctuate significantly.

Our operating results and financial condition may vary significantly from year to year and quarter to quarter as well as in comparison to the corresponding year or quarter of the preceding year, as the case may be, for a number of reasons, including all the risks described in this section. We also cannot predict with any certainty the timing or level of sales of our products in the future. For instance, we previously earned significant revenues in our Generics Division from sales of diclofenac sodium gel (generic Solaraze®) during the fourth quarter of 2015 and the first quarter of 2016 as we were the sole generic product on the market. As competitors entered (or reentered the market), we were unable to maintain our market share and the selling price of the product and the volume of sales and the pricing of our diclofenac sodium gel declined significantly, to a net sales decline of over 90% by the fourth quarter of 2016 compared to net sales during the fourth quarter of 2015. The reduced sales of diclofenac sodium gel as a result of increased competition contributed to lower revenues in our Generics Division during the third and fourth quarters of 2016, compared to the prior year periods. Any diminution of sales revenue and/or gross profit from our significant generic and branded products due to existing or new competition, product supply or any other reasons in the future may materially and adversely affect our business, results of operations and financial condition in such periods.

Due to the fluctuations in our operating results and financial condition, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of our future performance and any full-year financial forecast should not be relied upon as a guarantee of future performance for that year or for any given quarter within that year. If our operating results fall below the expectations of investors or securities analysts, the value of our securities could decline substantially and our business, results of operations and financial condition could be materially and adversely affected, as further described below under the risk factor, “The market price of our common stock has been volatile and may continue to be volatile in the future, and the value of any investment in our common stock could decline significantly.”

The market price of our common stock has been volatile and may continue to be volatile in the future, and the value of any investment in our common stock could decline significantly.

The market price for our shares of common stock listed on the Nasdaq Stock Market has fluctuated significantly from time to time, for example, varying between a high of $43.16 on January 8, 2016 to a low of $12.28 on December 7, 2016 during the year ended December 31, 2016. The market price of our common stock is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market, industry and other factors, including the risks described in this section. Further, the stock market for pharmaceutical companies has recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, recent negative publicity regarding pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the market for pharmaceutical companies. These broad market and industry factors have negatively impacted, and in the future may seriously negatively impact, the market price of our common stock, regardless of our operating performance.

Our stock market price may also be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, the market price of our common stock could decline. In the past, following periods of volatility in the market or significant price decline, securities class-action litigation has often been instituted against companies and we have been subject to such suits, as further described in “Item 15. Exhibits and Financial Statement Schedules - Note 23. Legal and Regulatory Matters”. Such suits could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, results of operations and financial condition.

Our continued growth is dependent on our ability to continue to successfully develop and commercialize new products in a timely manner.

Our financial results depend upon our ability to introduce and commercialize additional generic and branded products in a timely manner. In the generic pharmaceutical products market, revenue from newly launched generic products that we are the first to market is typically relatively high during the period immediately following launch and can be expected generally to decline over time. Revenue from generic drugs in general, including prices of generic products that have generic alternatives on the market, can generally be expected to decline over time. Revenue from branded pharmaceutical products can be expected to decline as the result of entry of new competitors, particularly of companies producing generic versions of the branded products. Our continued growth is therefore dependent upon our ability to continue to successfully introduce and commercialize new generic and branded products.

As of December 31, 2016, we had 25 product applications pending at the FDA and 26 product candidates under development for generic versions of brand-name pharmaceuticals. In our branded products division, we have a few product candidates in various stages of development, including IPX203, a new extended-release oral capsule formulation of carbidopa and levodopa, as a potential treatment for symptoms of Parkinson’s disease. The development and commercialization process for our products, particularly of our branded products, is time-consuming, costly and involves a high degree of business risk. The FDA and the regulatory authorities may not approve our products submitted to them or our other products under development. Additionally, we may not successfully complete our development efforts. Even if the FDA approves our products, we may not be able to market them successfully or profitably or, with respect to our generics products, we may not be able to market them at all if we do not prevail in the patent infringement litigation in which we are involved. Our future results of operations will depend significantly upon our ability to timely develop, receive FDA approval for, and market new pharmaceutical products or otherwise acquire new products.

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

Our principal competitors in the generic pharmaceutical products market are Teva Pharmaceutical Industries Ltd., Mylan N.V., Sun Pharmaceutical Industries Ltd., Lannett Company, Inc., Lupin Pharmaceuticals, Inc., Endo International plc and Sandoz.

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
Manufacturing or quality control problems may damage our reputation for quality production, demand costly remedial activities and negatively impact our business, results of operations and financial condition.

As a pharmaceutical company, we are subject to substantial regulation by various governmental authorities. For instance, we must comply with requirements of the U.S. Food and Drug Administration (“FDA”) and other healthcare regulators with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. We must register our facilities, whether located in the United States or elsewhere, with the FDA as well as regulators outside the United States, and our products must be made in a manner consistent with current good manufacturing practices (“cGMP”), or similar standards in each territory in which we manufacture. The failure of one of our facilities, or a facility of one of our third party suppliers, to comply with applicable laws and regulations may lead to breach of representations made to our customers or to regulatory or government action against us related to products made in that facility.

In addition, the FDA and other agencies periodically inspect our manufacturing facilities. Following an inspection, an agency may issue a notice listing conditions that are believed to violate cGMP or other regulations, or a warning letter for violations of “regulatory significance” that may result in enforcement action if not promptly and adequately corrected. We have in the past received a warning letter from the FDA regarding certain operations within our manufacturing network at our Hayward manufacturing facility, which we subsequently resolved in 2015. We remain committed to continuing to improve our quality control and manufacturing practices; however, we cannot be assured that the FDA will continue to be satisfied with our corrective actions and with our quality control and manufacturing systems and standards. Failure to comply strictly with these regulations and requirements may damage our reputation and lead to financial penalties, compliance expenditures, the recall or seizure of products, total or partial suspension of production and/or distribution, withdrawal or suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Further, other federal agencies, our customers and partners in our alliance, development, collaboration and other partnership agreements with respect to our products and services may take any such FDA observations or warning letters into account when considering the award of contracts or the continuation or extension of such partnership agreements. Because regulatory approval to manufacture a drug is site-specific, the delay and cost of remedial actions, or obtaining approval to manufacture at a different facility, could negatively impact our business. Any failure by us to comply with applicable laws and regulations and/or any actions by the FDA and other agencies as described above could have a material adverse effect on our business, financial position and results of operations.

If we are unable to manage our growth, our business will suffer.

We have experienced rapid growth in the past several years, including through acquisitions such as the Tower Acquisition in 2015 and the Teva Transaction in 2016, and anticipate continued rapid expansion in the future. This growth has required us to expand, upgrade, and improve our administrative, operational, and management systems, internal controls and resources. Although we cannot assure you that we will, in fact, grow as we expect, if we fail to manage growth effectively or to develop a successful marketing approach, our business and financial results will be materially harmed. We may also seek to expand our business through complementary or strategic acquisitions of other businesses, products or assets, or through joint ventures, strategic agreements or other arrangements. Any such acquisitions, joint ventures or other business combinations may involve significant integration challenges, operational complexities and time consumption and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings. Further, if we are unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other business combinations, or to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits, our growth and ability to compete may be impaired, which would require us to focus additional resources on the integration of operations rather than other profitable areas of our business, and may otherwise cause a material adverse effect on our business, results of operations and financial condition.

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

If we make any acquisitions or investments, we may finance such acquisitions or investments through our cash reserves, debt financing, or by issuing additional equity securities, which could dilute the holdings of our then-existing stockholders. If we require financing, we cannot provide assurance that we will be able to obtain required financing when needed on acceptable terms or at all. Any such acquisitions or investments could also result in an increase in goodwill, intangible assets and amortization expenses that could ultimately negatively impact our profitability. As further described below under the risk factor “Our significant and increasing balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges, which will have a material and adverse effect on our business, financial position and results of operations,” if the fair value of our goodwill or intangible assets is determined at some future date to be less than its recorded value, a charge to earnings may be required. Further, our consolidated financial statements may also be impacted in future periods based on the accuracy of our valuations of any businesses or assets we acquire. Such a charge to earnings or impact on our consolidated financial statements could be in amounts that are material to our business, results of operations and financial condition.

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

Our significant and increasing balances of intangible assets, including product rights and goodwill acquired, are subject to impairment testing and may result in impairment charges. Impairment charges, and the factors contributing to the incurrence of such impairment charges, could have a material and adverse effect on our business, financial position and results of operations.

A significant amount of our total assets is related to acquired intangible assets and goodwill. At December 31, 2016, the carrying value of our goodwill, which includes goodwill generated as a result of the Tower Acquisition, in addition to goodwill generated as a result of the December 1999 merger of Global Pharmaceuticals Corporation and Impax Pharmaceuticals, Inc., was $207.3 million, or approximately 11% of our total assets. At December 31, 2016, the carrying value of our acquired intangible assets, composed of currently marketed product rights, in-process research and development product rights, and future royalties was $620.5 million, or approximately 34% of our total assets.

The amount of intangible assets and goodwill on our consolidated balance sheet has increased as a result of our recent acquisitions and may increase further if additional acquisitions are completed in the future. For instance, the carrying value of our intangible assets increased by $18.4 million during 2016 compared to the carrying value at December 31, 2015, with the increase primarily attributable to the Teva Transaction. We regularly evaluate and will continue to regularly evaluate whether events or circumstances have occurred to indicate all, or a portion, of the carrying amount of intangible assets or goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary. As part of our regular evaluation, we test indefinite-lived intangible assets and goodwill for impairment at least annually during the fourth quarter of our fiscal year, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Intangibles - Goodwill and Other.

We may never fully realize the value of our intangibles assets and goodwill on our consolidated balance sheet, and we have incurred significant impairment charges in the past. For instance, during the year ended December 31, 2016, we incurred $541.6 million in intangible asset impairment charges of which $308.4 million of such charges related to certain intangible assets acquired as part of the Teva Transaction. Upon closing the Teva Transaction on August 3, 2016, we initiated the process of transferring and securing Teva’s and Allergan’s customers for the acquired products to our account. We assumed certain price concessions would occur following the closing. However, we elected to take additional price reductions on certain of the acquired products in order to retain key customers. These reductions produced significantly lower than expected operating cash flows from the acquired product lines and triggered an impairment charge of $251.0 million during the third quarter of 2016. We experienced even further price reductions on certain of the products acquired in the Teva Transaction during the fourth quarter of 2016, which resulted in $57.4 million of additional intangible asset impairment charges. During 2016, we also incurred other non-cash impairment charges on certain of our intangible assets, primarily related to the products acquired in the Tower Acquisition, totaling $233.2 million. These impairment charges arose primarily due to increased competition, price degradation, product discontinuations and delays in expected product launches. The largest intangible asset impairment charge related to products acquired in the Tower Acquisition was for our epinephrine auto-injector product, which occurred during the fourth quarter of 2016 and accounted for more than half of the $233.2 million in charges. The impairment charge on the epinephrine auto-injector product was triggered by current and projected price degradation as a result of unexpected changes in the pricing environment and additional competition.

There was no impairment charge related to goodwill as a result of our annual testing in 2016.

Any future acquisitions or investments in businesses could also result in an increase in goodwill, intangible assets and amortization expenses that could have a negative impact on our profitability. If the fair value of our goodwill or intangible assets is determined at some future date to be less than its recorded value, a charge to earnings may be required. Any such charge or future determination requiring the write-off of a significant portion of the carrying value of our goodwill or intangible assets, and the factors leading to the incurrence of such charges or write-off, could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our total revenues is derived from sales to a limited number of customers.

We derive a substantial portion of our revenue from sales to a limited number of customers. In 2016, our five major customers, McKesson Corporation, Cardinal Health, Amerisource-Bergen, N.C. Mutual and CVS Caremark Corporation accounted for 40%, 28%, 20%, 1% and 1%, respectively, or an aggregate of 90%, of our gross revenue.

A reduction in, or loss of business with, any one of these customers, or any failure of a customer to pay us on a timely basis, would adversely affect our business.

A substantial portion of our total revenues is derived from sales of a limited number of products.

We derive a substantial portion of our revenue from sales of a limited number of products. In 2016, our significant products accounted for 11%, 9%, 9%, 8% and 8%, or an aggregate of 45%, of our product sales, net. The sale of our products can be significantly influenced by market conditions, as well as regulatory actions. We may experience decreases in the sale of our products in the future as a result of actions taken by our competitors, such as price reductions, or as a result of regulatory actions related to our products or to competing products, which could have a material impact on our results of operations. Actions which could be taken by our competitors, which may materially and adversely affect our business, results of operations and financial condition, may include, without limitation, pricing changes and entering or exiting the market for specific products.

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

Although we have in recent years been profitable, we experienced a net loss during the year ended December 31, 2016 and cannot assure that our business will return to profitability or generate positive cash flow in the future. To remain operational and profitable, we must, among other things:

•	obtain FDA approval of our products;

•	successfully launch and market new products;

•	prevail in patent infringement litigation in which we are involved;

•	continue to generate or obtain sufficient capital on acceptable terms to fund our operations; and

•	comply with the many complex governmental regulations that deal with virtually every aspect of our business activities.

A valuation allowance may be required for our deferred tax assets, which could reduce our earnings and have a material adverse effect on our business, results of operations and financial condition.

Our inability to realize deferred tax assets may have a material and adverse effect on our business, results of operations and financial condition. Deferred tax assets are recorded for net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. We assess the realizability of the deferred tax assets each period by considering whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. If we conclude that it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance against the net deferred tax asset. For instance, we experienced an operating loss for the year ended December 31, 2016 due in large part to impairment charges we incurred during the year. We weighed both the positive and negative evidence available, such as scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences and carryforwards to outweigh objective negative evidence of a recent financial reporting loss for the year ended December 31, 2016. Based on an evaluation of both the positive and negative evidence available we determined that it was necessary to establish a valuation allowance against a significant portion of our net deferred tax assets for the fiscal year ended December 31, 2016. The valuation allowance reduces earnings and our shareholders’ equity and increases the balance sheet leverage as measured by debt-to-total capitalization. The valuation allowance will remain until such time, if ever, that we can determine that the net deferred tax assets are more likely than not to be realized.

The terms of our revolving credit facility, term loan facility, and the indenture governing our 2.00% Convertible Senior Notes Due June 2022 impose financial and operating restrictions on us.

We have a $200.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) and a $400.0 million term loan (the "Term Loan Facility", and together with the Revolving Credit Facility, the "RBC Credit Facilities") pursuant to an amended credit agreement, dated as of August 3, 2016, by and among us, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent. We are also party to an indenture dated June 30, 2015 between us and Wilmington Trust, National Association (the “Indenture”) governing our 2.00% Convertible Senior Notes due 2022 (the “Notes”). Refer to “Item 15. Exhibits and Financial Statement Schedules - Note 13. Debt” for a detailed description of our outstanding indebtedness.

Our RBC Credit Facilities and Indenture contain a number of negative covenants that limit our ability to engage in activities. These covenants limit or restrict, among other things, our ability to:

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

The terms of our RBC Credit Facilities also include a financial covenant which requires us to maintain a certain total net leverage ratio. These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests.  If we breach any of the covenants in our RBC Credit Facilities or Indenture, we may be in default and our borrowings under the facilities and the Notes could be declared due and payable, including accrued interest and other fees, which could have a material adverse effect on our business, results of operations and financial condition.

Our level of indebtedness and liabilities could limit cash flow available for our operations, expose us to risks that could adversely affect our business, results of operations and financial condition and impair our ability to satisfy our obligations under our convertible notes and other debt instruments.

At December 31, 2016, our total consolidated liabilities were $1.2 billion, including $600.0 million of outstanding convertible notes and a $400.0 million term loan. Refer to “Item 15. Exhibits and Financial Statement Schedules - Note 13. Debt” for a detailed description of our outstanding indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes.  If we issue equity, convertible preferred equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses and potentially lowering our credit ratings.  We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Any delays or unanticipated expenses in connection with the operation of our limited number of facilities could have a material adverse effect on our business.

A substantial portion of our manufacturing capacity as well as our current production is attributable to our manufacturing facilities located in Hayward, California, Middlesex, New Jersey and Taiwan, R.O.C. and to certain third party suppliers. A significant disruption at any one of these facilities within our internal or third party supply chain, even on a short-term basis, whether due to an adverse quality or compliance observation, including a total or partial suspension of production and/or distribution by regulatory authorities, an act of God, terrorism, civil or political unrest, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to the economic, political, legal and other risks of maintaining facilities and conducting clinical trials in foreign countries.

We currently ship commercial products from our manufacturing facility in Taiwan. We also conduct certain clinical trials for our product candidates at multiple sites in Europe. These foreign operations are subject to risks inherent in maintaining operations and doing business abroad, such as economic and political destabilization, international conflicts, restrictive actions by foreign governments, expropriation or nationalization of property, changes in laws and regulations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, adverse foreign tax or tariff laws, more limited intellectual property protection in certain foreign jurisdictions, and the threat posed by potential international disease pandemics in countries that do not have the resources necessary to deal with such outbreaks. Further, as our global operations require compliance with a complex set of foreign and U.S. laws and regulations, including data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act of 1977, as amended, and local laws which also prohibit payments to governmental officials or certain payments or remunerations to customers, there is a risk that some provisions may be inadvertently breached. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. These foreign economic, political, legal and other risks could impact our operations and have an adverse effect on our business, results of operations and financial condition.

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

We and/or our third party partners are routinely subject to patent infringement suits related to our Generics Division products, including as of December 31, 2016, one related to oxymorphone hydrochloride tablets. If this or any of our future patent litigation matters involving generic products are resolved unfavorably, we or our alliance or collaboration partners may be enjoined from manufacturing, developing or selling the generic product that is the subject of such litigation without a license from the other party. In addition, if we decide to market and sell generic products prior to the resolution of patent infringement suits, we could be held liable for lost profits if we are found to have infringed a valid patent, or liable for treble damages if we are found to have willfully infringed a valid patent. In our branded products division, as of December 31, 2016, we were involved in two patent infringement suits related to Zomig® nasal spray and one patent infringement suit related to Rytary®. If these patent litigation matters involving our branded products are resolved unfavorably, our Zomig® nasal spray product and/or Rytary® may face generic competition significantly earlier than the date of patent expirations for the products. We have incurred substantial expense to defend the foregoing patent litigation suits; during fiscal year 2016, we incurred costs of $7.8 million in connection with our participation in the patent litigation matters described above, as well as for other matters that were resolved in 2016. Although it is not currently possible to quantify the liability we could incur if any of the above referenced patent litigation suits are decided against us, any unfavorable outcome on such matters could have a material adverse effect on our business, results of operations and financial condition.

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

Our agreements to settle patent litigations, which are important to our business, are facing increased government scrutiny in the United States, which may result in increased government actions and private litigation suits.

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

We previously received a civil investigative demand (“CID”) from the FTC concerning its investigation into the drug Solodyn® and its generic equivalents to determine whether we, along with Medicis Pharmaceutical Corporation (now a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc.) and six other companies, had engaged or were engaged in unfair methods of competition in or affecting commerce by entering into agreements related to the product or its generic equivalents. The investigation was closed in November 2015 with no further action by the FTC. We are also currently subject to a suit by the FTC filed in March 2016 against us, Endo Pharmaceuticals, Inc. (“Endo”), and others alleging that we and Endo violated antitrust laws when we entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with our submission of our ANDA for generic original Opana® ER. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against us with similar allegations regarding our June 2010 settlement agreement with Endo. We filed our answer to the Administrative Complaint on February 7, 2017 and trial is expected in September 2017.

Private plaintiffs have also filed class action complaints against us and other manufacturers of Solodyn®, Opana® ER and their respective generic equivalents. A detailed description of the Opana® ER FTC investigation and class action suit and the Solodyn ® class action suit are described in “Item 15. Exhibits and Financial Statement Schedules - Note 22. Legal and Regulatory Matters.” The defense of antitrust investigation and claims are generally expensive and time consuming, and we can give no assurance as to the timing or outcome of such investigation or claims or of any future private litigation or government action alleging that one of our settlement agreements violates antitrust laws.

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

Our business is highly dependent on market perceptions of us and the safety and quality of our products. Our business, products or product pricing could be subject to negative publicity, which could have a material adverse effect on our business, results of operations and financial condition.

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

There has also recently been significant publicity regarding the pricing of pharmaceutical products more generally, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that the public has deemed excessive. Any downward pricing pressure on the price of certain of our products arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.

Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, there has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. For instance, the United States Department of Justice issued subpoenas to pharmaceutical companies, including us, seeking information about the sales, marketing and pricing of certain generic drugs. A detailed description of the United States Department of Justice’s investigation is described in “Item 15. Exhibits and Financial Statement Schedules - Note 22. Legal and Regulatory Matters”. In

addition to the effects of any investigations or claims brought against us, our business, results of operations and financial condition could also be adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products

We may discontinue the manufacture and distribution of certain existing products, which may adversely impact our business, results of operations and financial condition.

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

We conduct research and development primarily to enable us to manufacture and market pharmaceuticals in accordance with FDA regulations. We spent $80.5 million, $70.6 million and $78.6 million on research and development activities during the years ended December 31, 2016, 2015 and 2014, respectively. We are required to obtain FDA approval before marketing our drug products. The FDA approval process is costly and time consuming. Typically, research expenses related to the development of innovative products and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, our research and development expenditures may not result in the successful introduction of FDA-approved pharmaceuticals.

Our bioequivalence studies, other clinical studies and/or other data may not result in FDA approval to market our new drug products. While we believe that the FDA’s ANDA procedures will apply to our bioequivalent versions of branded drugs, these drugs may not be suitable for, or approved as part of, these abbreviated applications. In addition, even if our drug products are suitable for FDA approval by filing an ANDA, the abbreviated applications are costly and time consuming to complete. After we submit a NDA or ANDA, the FDA may require that we conduct additional studies, and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in anticipation of the product’s launch. In the event that FDA approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. Finally, we cannot be certain that any investment made in developing products or product-delivery technologies will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products or new delivery technologies as a result of those efforts, we will be unable to recover those expenditures.

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

The FDA may institute changes to its ANDA approval requirements, such as implementing new or additional fees similar to the fees imposed by the Generic Drug Fee User Amendments of 2012 (“GDUFA”) and its proposed second iteration (GDUFA II), which may make it more difficult or expensive for us to obtain approval for our new generic products. The FDA may also implement other changes that may directly affect some of our ANDA filings pending approval from the FDA, such as changes to guidance from the FDA regarding bioequivalency requirements for particular drugs. Such changes may cause our development of such generic drugs to be significantly more difficult or result in delays in FDA approval or result in our decision to abandon or terminate certain projects. Any changes in FDA requirements may make it more difficult for us to file ANDAs or obtain approval of our ANDAs and generate revenues and thus have a material adverse effect on our business, results of operations and financial condition.

The risks and uncertainties inherent in conducting clinical trials could delay or prevent the development and commercialization of our own branded products, which could have a material adverse effect on our business, results of operations and financial condition.

With respect to our branded products which do not qualify for the FDA’s abbreviated application procedures, we must demonstrate through clinical trials that these products are safe and effective for use. We have only limited experience in conducting and supervising clinical trials. The process of completing clinical trials and preparing a NDA may take several years and requires substantial resources. Our studies and filings may not result in FDA approval to market our new drug products and, if the FDA grants approval, we cannot predict the timing of any approval. There are substantial filing fees for NDAs that are not refundable if FDA approval is not obtained.

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

Failure can occur at any time during the clinical trial process and, in addition, the results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety or efficacy despite having progressed successfully through earlier clinical testing. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in earlier clinical trials. The completion of clinical trials for our product candidates may be delayed or halted for the reasons noted above in addition to many other reasons, including:

•	delays in patient enrollment, and variability in the number and types of patients available for clinical trials;

•	regulators or institutional review boards may not allow us to commence or continue a clinical trial;

•	our inability, or the inability of our partners, to manufacture or obtain from third parties materials sufficient to complete our clinical trials;

•	delays or failure in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;

•	risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product candidate is effective;

•	difficulty in maintaining contact with patients after treatment commences, resulting in incomplete data;

•	poor effectiveness of product candidates during clinical trials;

•	safety issues, including adverse events associated with product candidates;

•	the failure of patients to complete clinical trials due to adverse side effects, dissatisfaction with the product candidate, or other reasons;

•	governmental or regulatory delays or changes in regulatory requirements, policy and guidelines; and

•	varying interpretation of data by the FDA or foreign regulatory authorities.

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

We currently do not have a license partner for commercialization of Numient® outside of the United States.

In November 2015, the European Commission granted marketing authorization for Numient® (IPX066) (referred to as Rytary® in the United States).  The review of the Numient® application was conducted under the centralized licensing procedure as a therapeutic innovation, and the authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway. We have no experience marketing or selling our pharmaceutical products outside of the United States and Puerto Rico and to date, we have not launched commercialization activities for Numient® outside of the United States. We do not currently have a license partner for the commercialization of the product outside of the United States. We previously were a party to an agreement with Glaxo Group Limited (“GSK”) whereby GSK received an exclusive license to develop and commercialize IPX066 throughout the world, except in the United States and Taiwan, however the agreement was subsequently terminated and GSK’s rights to develop and commercialize the product outside the United States and Taiwan were transferred back to us in 2013. We are currently engaged in discussions with potential partners to market Numient® outside of the United States; however, no assurances can be made that we will find such a partner. If we are unsuccessful in entering into such third party collaboration arrangements for ex-United States commercialization activities of Numient®, such failure could have a material adverse effect on our business, results of operations and financial condition.

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

The raw materials we use in the production of our products consist of pharmaceutical chemicals in various forms that are generally available from several sources in the United States and throughout the world. In some cases, however, the raw materials, such as the active pharmaceutical ingredients (“API”) used to manufacture our products, are available only from a single supplier. Further, even if more than one supplier exists, we may choose, and have done so in the case of our API suppliers for a majority of our products, to list only one supplier in our product applications submitted to the FDA. The FDA requires identification of raw material suppliers in applications for approval of drug products. If raw materials were unavailable from a specified supplier or the supplier was not in compliance with FDA or other applicable requirements, the FDA approval of a new supplier could delay the manufacture of the drug involved. As a result, there is no guarantee we will always have timely and sufficient access to a required raw material or other product. Generally, we would need as long as 18 months to find and qualify a new sole-source supplier. If we receive less than one year’s termination notice from a sole-source supplier that it intends to cease supplying raw materials, it could result in disruption of our ability to produce the drug involved. We currently do not have long-term supply agreements with the majority of our API suppliers and although to date we have only experienced occasional interruptions in supplies, no assurance can be given that we will continue to receive uninterrupted or adequate supplies of such raw materials.

A significant portion of our raw materials may also be available only from foreign sources. Foreign sources can be subject to the special risks of doing business abroad, including:

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

Based on industry practice, many generic drug manufacturers’ policies give customers post-sale inventory allowances on returns. Under these arrangements, from time to time, we give our customers credits on our generic products that our customers hold in inventory after we have decreased the market prices of the same generic products due to competitive pricing. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesalers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other customers. A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer, who is covered under a contract with the manufacturer allowing it to purchase at a lower price, pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, rebates, allowances and chargebacks will not exceed our estimates.

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

Other than our Interim President and Chief Executive Officer who was appointed in December 2016 by our board, we have entered into employment agreements with our executive officers and certain other key employees that provide that the executive officer may terminate his or her employment upon 60 days prior written notice to us. Our letter agreement with our Interim President and Chief Executive Officer provides that he may terminate his employment upon reasonable notice to our board. All of our other key personnel are employed on an at-will basis with no formal employment agreements. We do not maintain “Key Man” life insurance on any executives.

We are subject to significant costs and uncertainties related to compliance with the extensive regulations that govern the manufacturing, labeling, distribution, promotion and sale of pharmaceutical products as well as environmental, safety and health regulations.

The manufacturing, distribution, processing, formulation, packaging, labeling, promotion and sale of our products are subject to extensive regulation by federal agencies, including the FDA, DEA, FTC, Consumer Product Safety Commission and Environmental Protection Agency, among others. We are also subject to state and local laws, regulations and agencies in California, New Jersey, Pennsylvania and elsewhere, as well as the laws and regulations of Taiwan. Such regulations are also subject to change by the relevant federal, state and international agencies.  For instance, beginning from January 1, 2015, we have been required to comply with certain requirements under the Drug Quality and Security Act (“DQSA”), specifically Title II of the DQSA, referred to as the Drug Supply Chain Security Act, which requires companies in certain prescription drugs’ chain of distribution to build electronic, interoperable systems to identify and trace the products as they are distributed in the United States. Compliance with the Drug Supply Chain Security Act has resulted in increased expenses for us and has imposed greater administrative burdens on our organization.  Compliance with further requirements of the DQSA or any future federal or state electronic pedigree requirements may result in further expenditures.

As further described above under the risk factor, “Manufacturing or quality control problems may damage our reputation for quality production, demand costly remedial activities and negatively impact our business, results of operations and consolidated financial condition”, we are required to comply with the requirements of the FDA and our products are required to be manufactured in a manner consistent with cGMP and other similar standards. If we, or one of our third party suppliers, fail to comply with the FDA requirements and other applicable laws and regulations, we may breach our representations made to our customers or the FDA or other governmental may take action against us or our products, which could have a material adverse effect on our business, results of operations and financial condition.

The FDA may also require labeling revisions, formulation or manufacturing changes and/or product modifications or additional safety data for our new or existing products. If the FDA imposes more stringent requirements or requires any additional safety, testing or remedial measures on our products or product candidates, we could incur increased costs for, or delays in, obtaining approval of such products or be required to remove such products from the market. For instance, the drug safety and risk management advisory committee and the anesthetic and analgesic drug products advisory committee of the FDA have announced a joint meeting in March 2017 to discuss safety issues related to Endo Pharmaceutical Inc.’s new drug application for Opana® ER (oxymorphone hydrochloride) extended release tablets, which is an approved formulation intended to have abuse-deterred properties, and pre and post-marketing data about the abuse of the product. The FDA has announced that the committees will also discuss the abuse of generic oxymorphone hydrochloride ER products at the meeting. We are unable to predict the outcome from the committee meeting and whether the FDA will subsequently impose more stringent requirements on, or require removal of, our generic oxymorphone hydrochloride ER product from the market as a result of the meetings, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Compliance with federal and state and local law regulations, including compliance with any newly enacted regulations, requires substantial expenditures of time, money and effort to ensure full technical compliance. Failure to comply with applicable governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, exposure to product liability claims, total or partial suspension of production or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and civil or criminal prosecution, any of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, results of operations and financial condition. Further, as described in detail above under the risk factor “Our business is highly dependent on market perceptions of us and the safety and quality of our products. Our business, products or pricing could be subject to negative publicity, which could have a material adverse effect on our business, results of operations and financial condition” pharmaceutical product prices have been the focus of increased scrutiny by the government, including certain state attorneys general, members of congress and the United States Department of Justice. Decreases in health care reimbursements or prices of our prescription drugs could limit our ability to sell our products or decrease our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

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

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the United States, and it is likely that Congress and state legislatures and health agencies will continue to focus on healthcare reform in the future. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively commonly referred to as the “Healthcare Reform Act” became effective on January 1, 2010 and amongst other changes, increased the minimum Medicaid drug rebates for pharmaceutical companies and revised the definition of “average manufacturer price” for reporting purposes, which affected the amount of our Medicaid drug rebates to states and imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

We are unable to predict the future course of federal or state healthcare legislation. If significant additional reforms are made to the United States healthcare system, those reforms could have a material adverse effect on our business, results of operations and financial condition.

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

We presently carry $75.0 million, $20.0 million, and $25.0 million of earthquake coverage related to our facilities and property (including inventory) located in Hayward, California, Taiwan, R.O.C., and Memphis, TN, respectively. For all other worldwide locations where we have facilities and/or property, we presently carry $100.0 million of earthquake coverage. We believe the aggregate amount of earthquake coverage we currently carry is appropriate in light of the risks; however, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may discontinue some or all of this insurance coverage in the future if the cost of premiums exceeds the value of the coverage discounted for the risk of loss. If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged facilities, as well as the anticipated future net sales from those facilities.

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

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.           Properties

Our primary properties consist of various owned and leased facilities in California, Pennsylvania and New Jersey as well as a significant manufacturing facility that we own in Taiwan. The expiration dates of the lease agreements range between January 14, 2017 and August 30, 2027. Our properties are generally used to support the operations of both the Impax Generics division and the Impax Specialty Pharma division. The table below shows the square feet owned or leased by function at each location.

Location	Owned	Leased	Total	Function
Hayward, CA	35,000	—	35,000	Research & development
Hayward, CA	50,000	—	50,000	Manufacturing
Hayward, CA	19,000	—	19,000	Administration & lab
Hayward, CA	50,400	—	50,400	Warehouse
Hayward, CA	13,300	—	13,300	Manufacturing support
Hayward, CA	—	76,180	76,180	Warehouse & lab
Hayward, CA	—	45,000	45,000	Corporate offices
Hayward, CA	—	88,677	88,677	Manufacturing & lab
California Properties	167,700	209,857	377,557

Fort Washington, PA	—	46,000	46,000	Administration
Horsham, PA	—	6,341	6,341	Administration
Pennsylvania Properties	—	52,341	52,341

Middlesex, NJ	—	37,500	37,500	Manufacturing
Middlesex, NJ	—	18,593	18,593	Packaging
Middlesex, NJ	—	20,651	20,651	Research & development
Middlesex, NJ	—	32,516	32,516	Administration
Bridgewater, NJ	—	32,806	32,806	Administration
New Jersey Properties	—	142,066	142,066

Taiwan	397,917	—	397,917	Manufacturing *
Totals	565,617	404,264	969,881

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

PART II.

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price

Our common stock is traded on the NASDAQ Global Market under the symbol "IPXL". The following table sets forth the high and low sales prices for our common stock as reported by the NASDAQ Global Market, as follows:

	Price Range per Share
	High	Low
Year Ended December 31, 2016
First Quarter	$43.16	$29.66
Second Quarter	$37.20	$27.62
Third Quarter	$32.20	$20.97
Fourth Quarter	$24.47	$12.28

Year Ended December 31, 2015
First Quarter	$47.70	$29.76
Second Quarter	$52.10	$42.25
Third Quarter	$51.42	$31.85
Fourth Quarter	$45.00	$31.83

COMPARISON OF 5-YEAR CUMULATIVE RETURN
AMONG IMPAX LABORATORIES, INC. , RUSSEL 2000 INDEX,
NASDAQ COMPOSITE TOTAL RETURNS AND DOW JONES PHARMACEUTICALS INDEX
Impax Laboratories Inc.
NASDAQ Composite Total Returns
Russell 2000 Index
DJ US Pharmaceuticals Index
DOLLARS
250
200
150
100
50
-
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016

**ASSUMES $100 INVESTED ON DECEMBER 31, 2011**

**ASSUMES DIVIDEND REINVESTED**

**FISCAL YEAR ENDED DECEMBER 31, 2016**

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

Holders

As of December 31, 2016, there were approximately 217 holders of record of our common stock, solely based upon the count our transfer agent provided us as of that date.

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

Unregistered Sales of Securities

There were no sales of unregistered securities during the year ended December 31, 2016.

Purchases of Equity Securities by the Issuer

The following table provides information regarding the purchases of our equity securities by us during the quarter ended December 31, 2016.

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	120,385	$21.64	—	—

November 1, 2016 to November 30, 2016	—	—	—	—

December 1, 2016 to December 31, 2016	56,020	$25.96	—	—

Total	176,405	$23.01	—	—

(1)
Represents shares of our common stock that were repurchased to settle employee tax withholding obligations upon the vesting of shares of restricted stock and/or exercise of stock options pursuant to the terms of our Third Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”).

Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,234,331	(1)	$22.67	1,688,034
Equity compensation plans not approved by security holders	—		—	51,638	(2)
Total:	2,234,331		$22.67	1,739,672

(1)	Represents options issued pursuant to the 2002 Plan and the Impax Laboratories, Inc. 1999 Equity Incentive Plan.

(2)	Represents 51,638 shares of common stock available for future issuance under the Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.
See “Item 15. Exhibits and Financial Statement Schedules — Note 17. Employee Benefit Plans” and “Note 16. Share-Based Compensation” for information concerning our employee benefit plans and equity compensation plans.

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

The selected financial data set forth below are derived from our consolidated financial statements. The consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. These audited consolidated financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of our financial position and results of operations for these periods.

(In thousands, except per share data)	Years Ended December 31,
Statements of Operations Data:	2016	2015	2014	2013	2012
Total revenues	$824,429	$860,469	$596,049	$511,502	$581,692
Research and development	80,466	70,622	78,642	68,854	81,320
Total operating expenses	343,080	282,836	223,837	205,687	199,562
(Loss) income from operations	(494,182)	69,568	88,816	(6,387)	82,992
Net (loss) income	(472,031)	38,997	57,353	101,259	55,873
Net (loss) income per share — basic	$(6.63)	$0.56	$0.84	$1.51	$0.85
Net (loss) income per share — diluted	$(6.63)	$0.54	$0.81	$1.47	$0.82

(In thousands)	As of December 31,
Balance Sheet Data:	2016	2015	2014	2013	2012
Cash, cash equivalents and short-term investments	$180,133	$340,351	$414,856	$413,133	$298,918
Working capital	309,817	495,312	516,927	505,852	400,248
Total assets	1,823,018	1,922,487	1,079,197	996,923	863,970
Long-term debt	813,545	424,595	—	—	—
Total liabilities	1,199,044	860,078	191,320	186,720	172,867
Retained earnings	98,192	570,223	531,226	473,873	372,614
Total stockholders’ equity	623,974	1,062,409	887,877	810,203	691,103

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

We plan to continue to expand Impax Generics through targeted ANDAs and a first-to-file and first-to-market strategy and to continue to evaluate and pursue external growth initiatives, including acquisitions and partnerships. We focus our efforts on a broad range of therapeutic areas including products that have technically challenging drug-delivery mechanisms or unique product formulations. We employ our technologies and formulation expertise to develop generic products that reproduce brand-name products’ physiological characteristics but do not infringe any valid patents relating to such brand-name products. We generally focus our generic product development on brand-name products as to which the patents covering the active pharmaceutical ingredient have expired or are near expiration, and we employ our proprietary formulation expertise to develop controlled-release technologies that do not infringe patents covering the brand-name products’ controlled-release technologies. We also develop, manufacture, sell and distribute specialty generic pharmaceuticals that we believe present one or more competitive advantages, such as difficulty in raw materials sourcing, complex formulation or development characteristics or special handling requirements. In addition to our focus on solid oral dosage products, we have expanded our generic pharmaceutical products portfolio to include alternative dosage form products, primarily through alliance and collaboration agreements with third parties. As of December 31, 2016, we marketed 207 generic pharmaceuticals, which represent dosage variations of 72 different pharmaceutical compounds through our Impax Generics division; another five of our generic pharmaceuticals representing dosage variations of two different pharmaceutical compounds are marketed by our alliance and collaboration agreement partners. As of December 31, 2016, in our Impax Generics Division, we had 25 applications pending at the FDA and 26 other products in various stages of development for which applications have not yet been filed.

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

Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary branded pharmaceutical products that we believe represent improvements to already-approved pharmaceutical products addressing CNS disorders, including migraine, multiple sclerosis, Parkinson's disease and post-herpetic neuralgia, and other select specialty segments. We believe that we have the research, development and formulation expertise to develop branded products that will deliver significant improvements over existing therapies.

Our branded pharmaceutical product portfolio consists of commercial CNS and other select specialty products, as well as development stage projects. In February 2012, we licensed from AZ the exclusive U.S. commercial rights to Zomig® (zolmitriptan) tablet, orally disintegrating tablet and nasal spray formulations pursuant to the terms of the AZ Agreement (which was subsequently amended) and began sales of the Zomig® products under our label during the year ended December 31, 2012 through our specialty sales force. In May 2013, our exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and we launched authorized generic versions of those products in the United States. In June 2015, the FDA approved the Zomig® nasal spray for use in pediatric patients 12 years of age or older for the acute treatment of migraine with or without aura. In addition to the Zomig® products and our internally developed pharmaceutical product, Rytary® for the treatment of Parkinson's disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015, we are currently engaged in the sales and marketing of Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and two other products, all acquired in our acquisition of Tower and Lineage which closed in March 2015. In November 2015, the European Commission granted marketing authorization for Numient® (referred to as Rytary® in the United States). The review of the Numient® application was conducted under the centralized licensing procedure as a therapeutic innovation, and the authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway.

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

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) require the use of estimates and assumptions, based on complex judgments considered reasonable, and affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, contingent consideration, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying our revenue recognition policy including those related to accrued chargebacks, rebates, distribution service fees, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue under our several alliance and collaboration agreements. Actual results may differ from estimated results. Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2016.

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

Gross to Net Sales Accruals

Sales returns accruals are based on using a historical lag period, which is the time between when the product is sold and when it is ultimately returned, and estimated return rates which may be adjusted based on various assumptions including: changes to internal policies and procedures, business practices, commercial terms with customers, and the competitive position of each product; the amount of inventory in the wholesale and retail supply chain; the introduction of new products; and changes in market sales information. We also consider other factors, including significant market changes which may impact future expected returns, and actual product returns. We allow our customers to return product if approved by authorized personnel in writing or by telephone with the lot number and expiration date accompanying any request and if such products are returned within six months prior to or until twelve months following, the product’s expiration date. We estimate and recognize an accrued provision for product returns as a percentage of gross sales based upon historical experience. Any changes from the historical trend rates are considered in determining the current sales return allowance. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected.

Cash discount accruals are based on payment terms extended to customers which are generally 2% to 3% of the gross selling price, as an incentive for paying within invoice terms, which generally range from 30 to 90 days. An estimate of cash discounts is recorded in the same period when revenue is recognized

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on actual billings received from the states. We adjust the rebate accruals as more information becomes available and to reflect actual claims experience. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze the historical invoices. This expense is recognized throughout the year as costs are incurred. TRICARE is a health care program of the U.S. Department of Defense Military Health System that provides civilian health benefits for military personnel, military retirees and their dependents. TRICARE rebate accruals are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.

Rebates and administrative fees are offered to certain customers, group purchasing organizations and pharmacy benefit managers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from the date of sale. We provide a provision for rebates and administrative fees at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of customer inventories, contract sales mix and average contract pricing. We regularly review the information related to these estimates and adjust the provision accordingly.

Chargeback accruals are based on the differentials between product acquisition prices paid by wholesalers and lower contract pricing paid by eligible customers.

Distribution service fee accruals are based on contractual fees to be paid to the wholesale distributor for services provided.

A significant majority of our gross to net accruals are the result of chargebacks and rebates and administrative fees, with the majority of those programs having an accrual to payment cycle of three months. In addition to this relatively short accrual to payment cycle, we receive monthly information from the wholesalers regarding their sales of our products and actual on hand inventory levels of our products. During the year ended December 31, 2016, the three large wholesalers account for 98% of our chargebacks and 78% of our indirect sales rebates. Consistent with the pharmaceutical industry, the accrual to payment cycle for returns is longer and can take several years depending on the expiration of the related products. However, returns represent the smallest gross to net adjustment. We have not experienced any significant changes in our estimates as it relates to our chargebacks, rebates or returns in each of the years in the three-year period ended December 31, 2016.

The following tables are roll-forwards of the activity in the reserves for the years ended December 31, 2016, 2015 and 2014 with an explanation for any significant changes in the accrual percentages (in thousands):

	Years Ended December 31,
	2016	2015	2014
Chargeback reserve
Beginning balance	$102,630	$43,125	$37,066
Acquired balances	—	24,532	—
Provision recorded during the period	1,014,108	833,157	487,377
Credits issued during the period	(962,052)	(798,184)	(481,318)
Ending balance	$154,686	$102,630	$43,125
Provision as a percent of gross product sales	36%	34%	35%

As noted in the table above, the provision for chargebacks, as a percent of gross product sales, increased to 36% in 2016 from 34% in 2015 primarily as a result of product sales mix and inclusion of product sales from the Tower Acquisition and Teva Transaction. The aggregate provision for chargebacks, as a percent of gross product sales, decreased to 34% in 2015 from 35% in 2014 primarily as a result of product sales mix and inclusion of product sales from the Tower Acquisition.

	Years Ended December 31,
	2016	2015	2014
Rebate reserve
Beginning balance	$265,229	$88,812	$88,449
Acquired balances	—	75,447	—
Provision recorded during the period	752,613	571,642	260,747
Credits issued during the period	(733,211)	(470,672)	(260,384)
Ending balance	$284,631	$265,229	$88,812
Provision as a percent of gross product sales	27%	23%	19%

As noted in the table above, the provision for rebates, as a percent of gross product sales, increased from 23% during the year ended December 31, 2015 to 27% during the year ended December 31, 2016 as a result of product sales mix, the formation of alliances between certain major wholesalers and major retailers and the inclusion of product sales from the Tower Acquisition which carry a higher rebate rate.

The provision for rebates, as a percent of gross product sales, increased from 19% during the year ended December 31, 2014 to 23% during the year ended December 31, 2015 as a result of product sales mix, the formation of alliances between certain major wholesalers and major retailers and the inclusion of product sales from the Tower Acquisition which carry a higher rebate rate.

The table above represents rebates in both the Impax Generics and Impax Specialty Pharma divisions. The payment mechanisms for rebates in the Impax Generics and Impax Specialty Pharma divisions are different, which impacts the location on our balance sheet. Only rebates in the Impax Generics division are shown in "Item 15. Exhibits and Financial Statement Schedules - Notes to Consolidated Financial Statements - Note 8. Accounts Receivable," as Impax Specialty Pharma rebates are classified as Accrued Expenses on our consolidated balance sheets.

	Years Ended December 31,
	2016	2015	2014
Returns reserve
Beginning balance	$48,950	$27,174	$28,089
Acquired balances	—	11,364	—
Provision related to sales recorded in the period	52,383	43,967	12,016
Credits issued during the period	(28,445)	(33,555)	(12,931)
Ending balance	$72,888	$48,950	$27,174
Provision as a percent of gross product sales	1.9%	2.0%	1.0%

As noted in the table above, the provision for returns as a percent of gross product sales decreased to 1.9% in 2016 compared to 2.0% in 2015 as a result of slightly lower historical returns experience.

The provision for returns as a percent of gross product sales increased to 2.0% in 2015 compared to 1.0% in 2014 as a result of the Tower Acquisition whose products carry a higher historical returns experience, higher than anticipated returns volume resulting from the loss of exclusivity on certain Zomig® products and higher returns accruals due to price increases on certain generic products.

Medicaid and Other Government Pricing Programs. As required by law, we provide a rebate payment on drugs dispensed under the Medicaid, Medicare Part D, TRICARE, and other U.S. government pricing programs. We determine our estimate of the accrued rebate reserve for government programs primarily based on historical experience of claims submitted by the various states, and other jurisdictions, as well as any new information regarding changes in the pricing programs that may impact our estimate of rebates. In determining the appropriate accrual amount, we consider historical payment rates and processing lag for outstanding claims and payments. We record estimates for government rebate payments as a deduction from gross sales, with corresponding adjustments to accrued liabilities. The accrual for payments under government pricing programs totaled $72.1 million, $91.7 million, and $18.3 million as of December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

Shelf-Stock Adjustments. Based upon competitive market conditions, we may reduce the selling price of some of our products to customers for certain future product shipments. We may issue a credit against the sales amount to a customer based upon its remaining inventory of the product in question, provided the customer agrees to continue to make future purchases of product from us. This type of customer credit is referred to as a shelf-stock adjustment, which is the difference between the sales price and the revised lower sales price, multiplied by an estimate of the number of product units on hand at a given date. Decreases in selling prices are discretionary decisions made by us in response to market conditions, including estimated launch dates of competing products and estimated declines in market price. The accrued reserve for shelf-stock adjustments totaled $7.0 million, $6.6 million, and $1.9 million as of December 31, 2016, December 31, 2015 and December 31, 2014, respectively.

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

OTC Partner revenue is related to our alliance and collaboration agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) and our supply agreement with L. Perrigo Company (“Perrigo”) with respect to the supply of over-the-counter pharmaceutical product Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets (the "D12 Product"). The OTC Partner sales channel is no longer a core area of our business, and the over-the-counter pharmaceutical products we sell through this sales channel are older products which are only sold to Pfizer and Perrigo. We recognize profit share revenue in the period earned.

During the quarter ended September 30, 2016, we sold the ANDAs for both the D12 Product and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets, in addition to other specified assets, to Perrigo pursuant to an asset purchase agreement with Perrigo dated as of March 31, 2016 (the "Perrigo APA"). Under the terms of the Perrigo APA, we will also continue to supply the D-12 Product to Pfizer and Perrigo until the date that is the earliest of (i) the date that Perrigo's manufacturing facility is approved to manufacture the D-12 Product and (ii) December 31, 2017 (the "Supply End Date"). On the Supply End Date, we will assign and transfer our supply agreement with Pfizer in its entirety to Perrigo in accordance with the Perrigo APA.

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

Share-Based Compensation. We recognize the grant date fair value of each option and restricted share over its vesting period. Stock options and restricted stock awards granted under the 2002 Plan generally vest over a four year period and, in the case of stock options, have a term of ten years. We estimate the fair value of each stock option award on the grant date using the Black-Scholes-Merton option-pricing model, wherein expected volatility is based on historical volatility of our common stock. We base the expected term calculation on the “simplified” method described in SAB No. 107, Share-Based Payment and SAB No. 110, Share-Based Payment, because it provides a reasonable estimate in comparison to our actual experience. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield is zero as we have never paid cash dividends on our common stock, and have no present intention to pay cash dividends. During the year ended December 31, 2014, we granted shares of restricted stock that vested upon the achievement of certain stock price performance criteria. We valued these awards using a Monte Carlo simulation.

Income Taxes. We are subject to U.S. federal, state and local income taxes, Netherlands income tax, Republic of Ireland income tax and Taiwan R.O.C. income taxes.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against net deferred tax assets. The process involves summarizing temporary differences between the financial statement carrying values (in accordance with U.S. GAAP) and the tax bases of our assets and liabilities. These differences result in a net deferred tax asset or liability, which is included within the consolidated balance sheet. In addition, we are required to assess whether valuation allowances should be established against our deferred tax assets based on consideration of all available evidence using a "more likely than not" standard. To the extent a valuation allowance is established in a period, an expense must generally be recorded within the income tax provision in the statement of operations.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that our deferred tax assets will be realized based upon all available evidence, including, but not limited to, scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carryback and carryforward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight we afford the evidence is commensurate with the extent the evidence may be objectively verified. As such, we did not rely on or project future taxable income (exclusive of reversing taxable temporary differences and carryforwards) to outweigh objective negative evidence of a recent financial reporting loss for the year ended December 31, 2016.

In relying on the objectively verifiable negative evidence of the three-year cumulative loss, and in not considering or projecting taxable income under the provisions of FASB ASC Topic 740, “Income Taxes,” we confined our sources of income to realize the deferred tax assets to (1) carryback to recover taxes paid in the current year or prior years and (2) offsetting taxable amounts related to taxable temporary differences within the carryback or carryforward period for which deferred tax liabilities are more likely than not to be realized. The deferred tax liabilities consist of indefinite-lived acquired IPR&D product rights.

Our consolidated net deferred tax asset valuation allowance totaled $108.8 million as of December 31, 2016, such that we realize on a more likely than not basis, a tax-effected net deferred tax asset of $69.9 million. If actual results differ from these estimates or these estimates are adjusted in future periods, the valuation allowance may need to be adjusted, which could materially impact our financial position and results of operations. If sufficient positive evidence arises in the future indicating that all or a portion of the deferred tax assets meet the more likely than not standard for realization, the valuation allowance would be reduced accordingly in the period that such a conclusion is reached.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. We reevaluate the effect of uncertain income tax positions on a quarterly basis, and any changes in recognition or measurement are reflected in the period in which the change in judgment occurs. This evaluation is based on factors including, but not limited to, changes in facts and circumstances, changes in tax law, effectively settled issues, and new audit activity. Any changes in these factors could result in changes to a tax benefit or tax provision.

Fair Value of Financial Instruments. We carry our deferred compensation liability at the value of the amount owed to participants, and derive it from observable market data by reference to hypothetical investments. The carrying values of other financial assets and liabilities such as cash equivalents, accounts receivable, prepaid and other current assets, and accounts payable approximate their fair values due to their short-term nature.

Contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, covering a wide range of matters, including, among others, patent litigation, stockholder lawsuits, and product and clinical trial liability. In accordance with FASB ASC Topic 450, "Contingencies," we record accrued loss contingencies when it is probable a liability will be incurred and the amount of loss can be reasonably estimated. We do not recognize gain contingencies until they have been realized.

Intangible Assets. Our intangible assets include both finite lived and indefinite-lived assets. Finite lived intangible assets, consisting of marketed product rights and royalties received from product sales by our third party partners, are amortized over the estimated useful life of the asset based on the pattern in which the economic benefits are expected to be consumed or otherwise used up or, if that pattern is not readily determinable, on a straight-line basis. Indefinite-lived intangible assets consist of acquired in-process research and development (IPR&D) product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. IPR&D assets acquired in a business combination are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, we will immediately expense the related capitalized cost.

Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. All of our indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing requires management to estimate the future undiscounted cash flows of an intangible asset using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in the impairment testing. We recognize an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value.

Goodwill. In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles," rather than recording periodic amortization of goodwill, goodwill is subject to an annual assessment for impairment. Under FASB ASC Topic 350, if the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. We consider each of our Impax Generics division and Impax Specialty Pharma division operating segments to be a reporting unit, as this is the lowest level for each of which discrete financial information is available. We attribute $59.7 million of goodwill to the Impax Specialty Pharma division and $147.6 million of goodwill to the Impax Generics division.

We concluded the carrying value of goodwill was not impaired as of December 31, 2016 and 2015, as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their respective carrying values at each date. We perform our annual goodwill impairment test in the fourth quarter of each year. We estimate the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise, as well as earnings and revenue multiples per common share outstanding for enterprise fair value. In addition, on a quarterly basis, we perform a review of our business operations to determine whether events or changes in circumstances have occurred that could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to analyze the impact, if any, on our assessment of the reporting unit’s fair value.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Overview

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Total revenues	$824,429	$860,469	$(36,040)	(4)%
Gross (loss) profit	(151,102)	352,404	(503,506)	*
(Loss) income from operations	(494,182)	69,568	(563,750)	*
(Loss) income before income taxes	(576,325)	59,368	(635,693)	*
(Benefit from) provision for income taxes	(104,294)	20,371	(124,665)	*
Net (loss) income	$(472,031)	$38,997	$(511,028)	*

* Percentage exceeds 100%

Consolidated total revenues for the year ended December 31, 2016 decreased by 4%, or $36.1 million, to $824.4 million compared to $860.5 million for the year ended December 31, 2015. The decrease was primarily attributable to lower Impax Generics division product sales, partially offset by higher Impax Specialty Pharma division product sales. Selling price for existing products decreased consolidated total revenues by 16.3%, while volumes for existing products increased consolidated total revenues by 2.7%, in each case compared to the prior year. New product launches, including those resulting from acquisitions, increased consolidated total revenues by 9.4% compared to the prior year.

Revenues from our Impax Generics division decreased by $104.6 million during the year ended December 31, 2016, as compared to the prior year. This decrease was primarily due to lower selling prices across a majority of the products in the division, partially offset by higher sales volumes, including those resulting from product acquisitions. The products that experienced significant declines in selling price during the year ended December 31, 2016 compared to the prior year included diclofenac sodium gel, metaxalone, generic Adderall XR®, and fenofibrate family products. In connection with the pricing declines, we recorded $15.0 million in shelf-stock adjustments related to diclofenac sodium gel and metaxalone during 2016. Partially offsetting these pricing declines were price and volume increases of certain products compared to 2015 primarily related to our epinephrine auto-injector and oxymorphone products. We currently expect pricing pressures on generic products to continue in the industry at least in the near term. We are closely monitoring these developments as they relate to our products, customers, and end users.

Revenues from our Impax Specialty Pharma division increased by $68.6 million during the year ended December 31, 2016, as compared to the prior year. The increase was primarily due to higher selling prices and higher sales volumes across a majority of the products in the division including Zomig®, Rytary®, which launched in April 2015, and our anthelmintic products franchise.

Net loss for the year ended December 31, 2016 was $472.0 million, a decrease of $511.0 million compared to net income of $39.0 million for the year ended December 31, 2015. The net loss for the year ended December 31, 2016 was primarily driven by $541.6 million in intangible asset impairment charges, as compared to $13.7 million of such charges in the prior year, as well as a $40.3 million reserve recorded as a result of the uncertainty of collection of the receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities. Included in our 2015 results was a $45.6 million gain related to the sale of Daraprim® to Turing, for which there was no comparable gain in 2016. Refer to "Item 15. Financial Information - Notes to Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for information related to the Daraprim® sale and Turing reserve.
Of the $541.6 million in intangible asset impairment charges we incurred in 2016, $308.4 million of such charges related to certain intangible assets acquired as part of the Teva Transaction. Upon closing the Teva Transaction on August 3, 2016, we initiated the process of transferring and securing Teva’s and Allergan’s customers for the acquired products to our account. We assumed certain price concessions would occur following the closing. However, we elected to take additional price reductions on certain of the acquired products in order to retain key customers. These reductions produced significantly lower than expected operating cash flows from the acquired product lines and triggered an impairment charge of $251.0 million during the third quarter of 2016. We experienced even further price reductions on certain of the products acquired in the Teva Transaction during the fourth quarter of 2016, which resulted in $57.4 million of additional intangible asset impairment charges. In total, our impairment analyses for the products acquired in the Teva Transaction resulted in the recognition of $308.4 million of non-cash impairment charges to earnings, comprised of a $301.7 million charge recorded in cost of revenues impairment charges and a $6.7 million charge recorded in-process research and development impairment charges in our consolidated statement of operations for the year ended December 31, 2016.
During 2016, we also incurred other non-cash impairment charges on certain of our intangible assets, primarily related to the products acquired from the Tower Acquisition, totaling $233.2 million. These impairment charges arose primarily due to increased competition, price degradation, product discontinuations and delays in expected product launches. The largest intangible asset impairment charge related to products acquired in the Tower Acquisition was for our epinephrine auto-injector product, which occurred during the fourth quarter of 2016 and accounted for more than half of the $233.2 million in charges. The impairment charge on the epinephrine auto-injector product was triggered by current and projected price degradation as a result of unexpected changes in the pricing environment and additional competition.

Impax Generics

The following table sets forth results of operations for the Impax Generics division for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Generics sales, net	$591,744	$699,844	$(108,100)	(15)%
Rx Partner	14,339	9,307	5,032	54%
Other Revenues	237	1,781	(1,544)	(87)%
Total revenues	606,320	710,932	(104,612)	(15)%
Cost of revenues	417,316	442,742	(25,426)	(6)%
Cost of revenues impairment charges	464,319	7,303	457,016	*
Gross (loss) profit	(275,315)	260,887	(536,202)	*
Operating expenses:
Selling, general and administrative	20,508	29,641	(9,133)	(31)%
Research and development	61,980	52,478	9,502	18%
In-process research and development impairment charges	27,765	6,360	21,405	*
Patent litigation expense	829	2,942	(2,113)	(72)%
Total operating expenses	111,082	91,421	19,661	22%
(Loss) income from operations	$(386,397)	$169,466	$(555,863)	*

* Percentage exceeds 100%

Revenues

Total revenues for the Impax Generics division for the year ended December 31, 2016 were $606.3 million, a decrease of $104.6 million or 15%, over the prior year. The decrease was primarily due to increased competition on diclofenac sodium gel, metaxalone, and fenofibrate, coupled with lower market share for generic Adderall XR® during the first half of 2016, in each case compared to the prior year. These decreases were partially offset by increased sales of oxymorphone, increased sales of epinephrine auto-injector, which was acquired as part of the Tower Acquisition in March 2015, and sales of the products acquired as part of the Teva Transaction in August 2016, in each case compared to the prior year. In addition, during the year ended December 31, 2016, we recorded a $15.0 million shelf-stock adjustment related to diclofenac sodium gel and metaxalone as a result of declining prices during 2016, for which there was no comparable charge in the prior year.

Cost of Revenues

Cost of revenues was $417.3 million for the year ended December 31, 2016, a decrease of $25.4 million from the prior year. The decrease was primarily attributable to lower costs related to decreased product revenue compared to the prior year and the absence of costs related to (i) the step-up to fair value of inventory in connection with the Tower Acquisition, (ii) Hayward remediation activities and (iii) the Philadelphia restructuring, which were all incurred in the prior year but for which we did not incur comparable costs in 2016. The reduced costs during 2016 compared to the prior year were partially offset by higher intangible asset amortization expenses resulting from the Teva Transaction and a full year of amortization expense related to products acquired in the Tower Acquisition, along with higher restructuring costs incurred in conjunction with the previously announced closure of the Middlesex, New Jersey facility.

Cost of Revenues Impairment Charges
Cost of revenues impairment charges was $464.3 million for the year ended December 31, 2016, a $457.0 million increase over the prior year. Of this increase, $301.7 million related to impairments recognized on certain intangible assets acquired as part of the Teva Transaction. As discussed above, we assumed certain price concessions would occur following the closing of the Teva Transaction on August 3, 2016. However, we elected to take additional price reductions on certain of the acquired products in order to retain key customers. These reductions produced significantly lower than expected operating cash flows from the acquired product lines and triggered an impairment charge of $248.0 million during the third quarter of 2016. We experienced even further price reductions on certain of the products acquired in the Teva Transaction during the fourth quarter of 2016, which resulted in $53.7 million of additional intangible asset impairment charges recorded in cost of revenues impairment charges.

During 2016, we also incurred other non-cash impairment charges recorded to cost of revenues impairment charges on certain of our intangible assets, primarily related to the products acquired from the Tower Acquisition, totaling $162.6 million. These impairment charges arose primarily due to increased competition, price degradation, and product discontinuations. The largest intangible asset impairment charge related to the products acquired in the Tower Acquisition was on our epinephrine auto-injector product, which occurred during the fourth quarter of 2016. The impairment charge on the epinephrine auto-injector product was triggered by current and projected price degradation as a result of changes in the pricing environment and additional competition.

Gross (Loss) Profit

Gross (loss) for the year ended December 31, 2016 was ($275.3) million, or 45% of total revenues, as compared to gross profit of $260.9 million, or 37% of total revenues, for the prior year. The decreases in gross profit and gross margin were primarily due to intangible asset impairment charges, lower product sales, higher shelf-stock adjustments, increased intangibles amortization, and increased restructuring costs, as noted above. These decreases were partially offset by the absence of remediation costs related to the Hayward facility and the absence of restructuring costs related to the Philadelphia facility in 2016, both incurred in 2015.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses for the year ended December 31, 2016 were $20.5 million, as compared to $29.6 million for the year ended December 31, 2015. The $9.1 million decrease from the prior year was primarily attributable to a decrease in failure to supply claims during 2016.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2016 were $62.0 million, as compared to $52.5 million for the year ended December 31, 2015. The $9.5 million increase from the prior year was primarily due to an increase in external development costs from increased research and development activities and a full year of research and development expenses from the Tower acquired companies.

In-process Research and Development Impairment Charges
In-process research and development impairment charges were $27.8 million for the year ended December 31, 2016, an increase of $21.4 million from the prior year. The 2016 impairment charges included $21.1 million related to products acquired as part of the Tower Acquisition and caused primarily due to delays in the expected start of commercialization and/or lower anticipated pricing of such products amid highly competitive market conditions, resulting in lower forecasted future cash flows. There were $6.4 million of similar charges recorded in the prior year. In addition, the 2016 impairment charges included $6.7 million related to products acquired as part of the Teva Transaction and caused by lower anticipated pricing amid highly competitive market conditions, resulting in lower forecasted future cash flows.

Patent Litigation Expenses

Patent litigation expenses for the year ended December 31, 2016 were $0.8 million, as compared to $2.9 million for the year ended December 31, 2015. The $2.1 million decrease was due to reduced legal activity in 2016 compared to the prior year.

Impax Specialty Pharma

The following table sets forth results of operations for the Impax Specialty Pharma division for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
Revenues:
Impax Specialty Pharma sales, net	$218,109	$145,226	$72,883	50%
Other Revenues	—	4,311	(4,311)	*
Total revenues	218,109	149,537	68,572	46%
Cost of revenues	69,583	58,020	11,563	20%
Cost of revenues impairment charges	24,313	—	24,313	*
Gross profit	124,213	91,517	32,696	36%
Operating expenses:
Selling, general and administrative	61,448	52,427	9,021	17%
Research and development	18,486	18,144	342	2%
In-process research and development impairment charges	25,200	—	25,200	*
Patent litigation expense	6,990	1,625	5,365	*
Total operating expenses	112,124	72,196	39,928	55%
Income from operations	$12,089	$19,321	$(7,232)	(37)%

* Percentage exceeds 100%

Revenues

Total revenues for the Impax Specialty Pharma division for the year ended December 31, 2016 were $218.1 million, an increase of $68.6 million or 46% over the prior year. The increase was primarily due to increased sales from Rytary®, which we launched in April 2015, and increased revenues resulting from the Tower Acquisition, including sales from our anthelmintic products franchise.

Cost of Revenues

Cost of revenues was $69.6 million for the year ended December 31, 2016, an $11.6 million increase over the prior year. The increase was primarily due to higher costs related to increased product sales and a full year of amortization expense related to products acquired in the Tower Acquisition. Additionally, cost of revenues for the prior year included a $5.4 million step-up to fair value of inventory charge in connection with the Tower Acquisition, for which there was no comparable charge in 2016.

Cost of Revenues Impairment Charges

Cost of revenues impairment charges were $24.3 million for the year ended December 31, 2016. There were no comparable charges during the prior year. The impairment charge was primarily the result of lower than expected script volume for Emverm®.

Gross Profit

Gross profit for the year ended December 31, 2016 was $124.2 million, or 57% of total revenues, as compared to $91.5 million, or 61% of total revenues, in the prior year. The increase in gross profit in 2016 compared to the prior year was primarily due to increased product sales and the absence in 2016 of the $5.4 million step-up to fair value of inventory charge in connection with the Tower Acquisition we incurred in 2015, partially offset by higher impairment charges during 2016. The decrease in gross margin during the year ended December 31, 2016 was primarily due to lower selling prices on certain products compared to the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2016 were $61.4 million, as compared to $52.4 million for the year ended December 31, 2015. The $9.0 million increase during the year ended December 31, 2016 was primarily due to expenses related to the sales force expansion to support sales and marketing activities for Rytary® and increased advertising and promotion expenses to support the launch of Emverm® and the new indication of Zomig® nasal spray for pediatric patients approved by the FDA in June 2015. The increase in expenses during 2016 was partially offset by training expenses incurred during the year ended December 31, 2015 to support the launch of Rytary®.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2016 were $18.5 million, as compared to $18.1 million for the year ended December 31, 2015. The $0.4 million increase compared to the prior year was primarily due to increased research and development activities related to our branded initiatives.

In-process Research and Development Impairment Charges
In-process research and development impairment charges were $25.2 million for the year ended December 31, 2016. There were no comparable charges during the prior year. The impairment charges resulted from management’s decision during the fourth quarter of 2016 to cease development on our next generation Albenza® product due to continued difficulties in sourcing the active pharmaceutical ingredient for the product.

Patent Litigation Expenses

Patent litigation expenses for the year ended December 31, 2016 were $7.0 million, as compared to $1.6 million for the year ended December 31, 2015. The $5.4 million increase during 2016 compared to the prior year was due to increased patent litigation activity in 2016.

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income or loss from operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2016	2015	Dollars	Percentage
General and administrative expenses	$119,874	$119,219	$655	1%
Unallocated corporate expenses	(119,874)	(119,219)	(655)	1%
Interest expense	(41,441)	(27,268)	(14,173)	52%
Interest income	1,022	1,042	(20)	(2)%
Reserve for Turing receivable	(40,312)	—	(40,312)	*
Gain on sale of asset	—	45,574	(45,574)	*
Loss on debt extinguishment	—	(16,903)	16,903	*
Net change in fair value of derivatives	—	(13,000)	13,000	*
Other (expense) income, net	(1,412)	355	(1,767)	*
Loss before income taxes	(202,017)	(129,419)	(72,598)	56%
(Benefit from) provision for income taxes	$(104,294)	$20,371	$(124,665)	*

* Percentage exceeds 100%

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $119.9 million, as compared to $119.2 million for the year ended December 31, 2015. The $0.7 million increase during 2016 compared to the prior year was primarily due to costs recognized in 2016 related to the separation of our President and Chief Executive Officer from our company in December 2016 and higher legal expenses compared to the prior year, partially offset by lower transaction and integration expenses related to strategic transactions during 2016 as compared to the transaction and integration expenses incurred related to the Tower Acquisition during the prior year.

Interest Expense

Interest expense was $41.4 million for the year ended December 31, 2016, a $14.2 million increase from the prior year. Interest expense for 2016 reflected interest on our $600.0 million convertible senior notes issued in 2015, interest on our $400.0 million Term Loan with Royal Bank of Canada entered into in 2016 to fund the Teva Transaction, and unused line of credit fees on our Revolving Credit Facility with Royal Bank of Canada entered into in 2016. In contrast, prior year interest expense of $27.3 million reflected interest expense on our Term Loan with Barclays Bank PLC entered into in connection with the financing of the Tower Acquisition, which was repaid in full on June 30, 2016 using proceeds from the issuance of our $600.0 million senior notes. Refer to "Outstanding Debt Obligations" below for additional information related to our outstanding convertible notes and credit facilities

Interest Income

Interest income was $1.0 million for the year ended December 31, 2016, which was relatively consistent with interest income for the year ended December 31, 2015.

Reserve for Turing Receivable
During the year ended December 31, 2016, we recorded a reserve of $40.3 million, representing the amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities. We received $7.7 million in payments from Turing during the fourth quarter of 2016, which reduced the reserve balance of $48.0 million as of September 30, 2016 to the reserve balance of $40.3 million as of December 31, 2016. Refer to “Item 15. Financial Information - Notes to the Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” for additional information related to the Turing receivable.

Gain on Sale of Asset

During the year ended December 31, 2015, we recognized a $45.6 million gain on the sale of our right to Daraprim®. There was no comparable gain in 2016.

Loss on Debt Extinguishment

During the year ended December 31, 2015, we recognized a $16.9 million loss on debt extinguishment related to the repayment of our $435.0 million term loan with Barclays Bank PLC. There was no comparable loss in 2016.

Net Change in Fair Value of Derivatives

During the year ended December 31, 2015, we recognized a $13.0 million expense as the net change in the fair value of our derivative instruments entered into in conjunction with our convertible senior notes due 2022. This expense resulted from the change in our stock price from June 30, 2015 to December 31, 2015. A third party valuation firm with expertise in valuing financial instruments was engaged to determine the fair value of our bond hedge derivative asset and conversion option derivative liability at each reporting period. There was no comparable change in the fair value of derivatives during 2016.

Other (Expense) Income, Net

Other expense, net was $1.4 million for the year ended December 31, 2016, a $1.8 million increase from the prior year. The increase was primarily due to the change in the fair value of the contingent consideration due to Teva pursuant to the Termination Agreement with Teva whereby Teva returned to us our full commercial rights to our pending ANDA for methylphenidate hydrochloride and due to an increase in fixed asset impairments over the prior year. Refer to "Item 15. Exhibits and Financial Statement Schedules - Note 2. Business Acquisitions" for more information on the Termination Agreement with Teva.

Income Taxes

During the year ended December 31, 2016, we recorded an aggregate tax benefit of $104.3 million for U.S. domestic income taxes and for foreign income taxes, a decrease of $124.7 million compared to an aggregate tax provision of $20.4 million we recorded during the prior year.  The decrease in the tax provision during 2016 compared to the prior year resulted from lower income before taxes in the year ended December 31, 2016. The effective tax rate decreased to 18.1% for the year ended December 31, 2016 compared to 34.3% for the year ended December 31, 2015.

The effective income tax rate was 18.1% for the fiscal year ended December 31, 2016, and reflected the establishment of a valuation allowance of $108.8 million against net deferred tax assets. Based on an evaluation of both the positive and negative evidence available, as discussed below, we determined that it was necessary to establish a valuation allowance against a significant portion of our net deferred tax assets for the fiscal year ended December 31, 2016.

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, we assess all available positive and negative evidence. This evidence includes, but is not limited to, scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income (exclusive of reversing taxable temporary differences and carryforwards) to outweigh objective negative evidence of a recent financial reporting loss for the year ended December 31, 2016.

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding our prior earnings history, including the intangible impairments charges recognized during 2016, we determined that it was necessary to establish a valuation allowance against a significant portion of our net deferred tax assets as of December 31, 2016. Given the objectively verifiable negative evidence of a three-year cumulative loss which, under the provisions of FASB ASC Topic 740 is a significant element of negative evidence that is difficult to overcome, and the weighting of all available positive evidence, we excluded projected taxable income from the assessment of income that could be used as a source of taxable income to realize the deferred tax assets.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overview

The following table sets forth our summarized, consolidated results of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2015	2014	Dollars	Percentage
Total revenues	$860,469	$596,049	$264,420	44%
Gross profit	352,404	312,653	39,751	13%
Income from operations	69,568	88,816	(19,248)	(22)%
Income before income taxes	59,368	90,559	(31,191)	(34)%
Provision for income taxes	20,371	33,206	(12,835)	(39)%
Net income	$38,997	$57,353	$(18,356)	(32)%

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

Impax Generics

The following table sets forth results of operations for the Impax Generics division for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2015	2014	Dollars	Percentage
Revenues
Impax Generics sales, net	$699,844	$528,512	$171,332	32%
Rx Partner	9,307	14,114	(4,807)	(34)%
Other Revenues	1,781	6,456	(4,675)	(72)%
Total revenues	710,932	549,082	161,850	29%
Cost of revenues	450,045	260,459	189,586	73%
Gross profit	260,887	288,623	(27,736)	(10)%
Operating expenses:
Selling, general and administrative	29,641	17,144	12,497	73%
Research and development	58,838	40,927	17,911	44%
Patent litigation	2,942	5,333	(2,391)	(45)%
Total operating expenses	91,421	63,404	28,017	44%
Income from operations	$169,466	$225,219	$(55,753)	(25)%

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

Gross Profit

Gross profit for the year ended December 31, 2015 was $260.9 million, or 37% of total revenues, as compared to $288.6 million, or 53% of total revenues, in the prior year. The decline in gross profit and gross margin was primarily driven by product mix. Sales during 2014 of authorized generic Renvela®, a high margin product, for which we had no sales in 2015, were replaced by lower margin products from the Tower Acquisition and sales of diclofenac sodium gel which carry a 50% profit share with our third party partner.

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

Impax Specialty Pharma

The following table sets forth results of operations for the Impax Specialty Pharma division for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2015	2014	Dollars	Percentage
Revenues
Impax Product sales, net	$145,226	$45,938	$99,288	*
Other Revenues	4,311	1,029	3,282	*
Total revenue	149,537	46,967	102,570	*
Cost of revenues	58,020	22,937	35,083	*
Gross profit	91,517	24,030	67,487	*
Operating expenses:
Selling, general and administrative	52,427	43,307	9,120	21%
Research and development	18,144	37,715	(19,571)	(52)%
Patent litigation	1,625	472	1,153	*
Total operating expenses	72,196	81,494	(9,298)	(11)%
Income (loss) from operations	$19,321	$(57,464)	$76,785	*

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

Gross Profit

Gross profit for the year ended December 31, 2015 was $91.5 million or 61% of total revenues, as compared to $24.0 million or 51% of total revenues in the prior year. The revenue from Rytary® and revenue from the Tower Acquisition were the primary drivers of the increase in gross profit compared to the prior year. This increase during 2015 was partially offset by a reserve included in the cost of revenues during 2014 for pre-launch inventory related to Rytary® as a result of a Complete Response Letter received in 2014, for which there were no similar amounts included in cost of revenues in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $52.4 million in the year ended December 31, 2015, an increase of $9.1 million as compared to $43.3 million in the prior year. The increase was primarily driven by an increase in advertising and promotion expenses to support the launch of Rytary® and related sales force expansion as well as selling expenses from the Tower Acquisition.

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

Corporate and Other

The following table sets forth corporate general and administrative expenses, as well as other items of income and expense presented below income from operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,		Increase / (Decrease)
	2015	2014	Dollars	Percentage
General and administrative expenses	$119,219	$78,939	$40,280	51%
Unallocated corporate expenses	(119,219)	(78,939)	(40,280)	(51)%
Interest expense	(27,268)	(43)	(27,225)	*
Interest income	1,042	1,473	(431)	(29)%
Gain on sale of asset	45,574	—	45,574	*
Loss on debt extinguishment	(16,903)	—	(16,903)	*
Net change in fair value of derivatives	(13,000)	—	(13,000)	*
Other income, net	355	313	42	13%
Loss before income taxes	(129,419)	(77,196)	(52,223)	(68)%
Provision for income taxes	$20,371	$33,206	$(12,835)	(39)%

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

Net Change in Fair Value of Derivatives

During the year ended December 31, 2015, we recognized a $13.0 million expense as the net change in the fair value of our derivative instruments entered into in conjunction with our convertible senior notes due 2022. This expense resulted from the change in our stock price from June 30, 2015 to December 31, 2015. A third party valuation firm with expertise in valuing financial instruments was engaged to determine the fair value of our bond hedge derivative asset and conversion option derivative liability at each reporting period. There was no comparable change in the fair value of derivatives during the current year.

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

Liquidity and Capital Resources

We generally fund our operations with cash from operating activities, although we have also funded our operations with proceeds from the sale of debt and equity securities. Our cash flows from operating activities consist primarily of the proceeds from sales of our products and services.

We expect to incur significant operating expenses, including research and development and patent litigation expenses, for the foreseeable future. In addition, we are generally required to make cash expenditures to manufacture and/or acquire finished product inventory in advance of selling the finished product to our customers and collecting payment, which may result in a significant use of cash. We believe our existing cash and cash equivalents, together with cash expected to be generated from operations and our revolving line of credit facility, will be sufficient to meet our financing requirements through the next 12 months. We may, however, seek additional financing through alliance, collaboration, and licensing agreements, as well as from the debt and equity capital markets, to fund capital expenditures, research and development plans, potential acquisitions, and potential revenue shortfalls due to delays in new product introductions or otherwise. We cannot be assured that such financing will be available on favorable terms, or at all. Refer to "Item 1A - Risk Factors" above for additional information related to the risks related to our ability to raise additional funds.

Cash and Cash Equivalents

At December 31, 2016, we had $180.1 million in cash and cash equivalents, a decrease of $160.3 million as compared to $340.4 million at December 31, 2015. As more fully discussed below, the decrease in cash and cash equivalents during the year ended December 31, 2016 was driven by net cash used in investing activities of $627.1 million, partially offset by $391.8 million of net cash provided by financing activities and $74.6 million of net cash provided by operating activities.

Cash Flows - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net cash provided by operating activities for the year ended December 31, 2016 was $74.6 million, an increase of $2.7 million as compared to the prior year $71.9 million net cash provided by operating activities. While the 2016 cash flows from operations were relatively stable compared to 2015, there were some large variations in the line items. Our lower net income during 2016 was more than offset by higher non-cash items. Significant changes in non-cash items during 2016 included higher depreciation and amortization resulting from acquisition activity, non-cash interest expense, intangible asset impairment charges, and the reserve related to the receivable from Turing. Working capital items also experienced significant changes in 2016 compared to the prior year as increased cash flow from accounts receivable collections were more than offset by higher cash outflows related to profit sharing payments, higher inventory in support of product launches as well as lower cash inflows from accounts payable and accrued expenses largely related to payments made on behalf of Turing. Refer to "Item 15. Financial Information - Notes to Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for additional information related to the Turing receivable and payments.

Net cash used in investing activities for the year ended December 31, 2016 was $627.1 million, an increase of $159.6 million compared to $467.5 million in the prior year. In 2016, net cash used in investing activities primarily consisted of a $585.8 million payment to fund the Teva Transaction. Increased capital expenditures in 2016 were partially offset by proceeds from the repayment by Tolmar of the outstanding $15.0 million balance due to us under the Tolmar Loan Agreement. Net cash used in investing activities for the prior year included a $691.3 million payment to fund the Tower Acquisition, partially offset by $200.1 million from the maturity of investments and $59.5 million in proceeds from the sale to Turing of our rights to Daraprim®, both of which had no similar activity during 2016.

Net cash provided by financing activities for the year ended December 31, 2016 was $391.8 million, representing a decrease of $129.6 million as compared to $521.4 million in the prior year. In 2016, net cash provided by financing activities primarily consisted of $400.0 million of proceeds from the term loan entered into with Royal Bank of Canada to finance the Teva Transaction. In contrast, prior year net cash provided by financing activities included $600.0 million from the issuance of convertible notes and $88.3 million from the sale of warrants, offset by the payment of $147.0 million to purchase the bond hedge derivative asset, for which similar activity did not occur during 2016. Refer to "Outstanding Debt Obligations" below for additional information regarding our outstanding convertible notes and credit facilities.

Cash Flows - Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

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

Commitments and Contractual Obligations

Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Open Purchase Order Commitments	$129,116	$129,116	$—	$—	$—
Operating Leases (a)	30,191	5,439	9,152	4,326	11,274
Construction Contracts (b)	122	122	—	—	—
Total (c)	$159,429	$134,677	$9,152	$4,326	$11,274

(a)
We lease office, warehouse, and laboratory facilities under non-cancelable operating leases with expiration dates through December 2027. We also lease certain equipment under various non-cancelable operating leases with various expiration dates through October 2021.

(b)	Construction contracts are related to ongoing expansion activities at our manufacturing facility in Taiwan.

(c)
Liabilities for uncertain tax positions FASB ASC Topic 740, Sub-topic 10, were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2016, we had a $4.6 million provision for uncertain tax positions.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016 and 2015.

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
The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit our and our restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict our and our restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change our fiscal year. The Amended and Restated Credit Agreement also includes a financial maintenance covenant whereby we must not permit our total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. We were in compliance with all of our covenants under the Amended and Restated Credit Agreement as of December 31, 2016.
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
The full amount of the proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction, including transaction fees, on its closing date of August 3, 2016. As of December 31, 2016, the full amount of the $200.0 million Revolving Credit Facility remains available to us for working capital and other general corporate purposes.
In connection with the Term Loan Facility, we incurred $11.0 million of debt issuance costs for banking, legal and accounting fees and other expenses which were recorded on our consolidated balance sheet as a reduction to the current and long-term portions of debt related to the Term Loan Facility. These deferred debt issuance costs will be accreted to interest expense over the term of the debt using the effective interest method. In connection with the increase in the aggregate principal amount of revolving loans permitted under the Revolving Credit Facility, we incurred $0.8 million of debt issuance costs for banking fees which were recorded as an asset with current and long-term portions on our consolidated balance sheet. These deferred debt issuance costs, in addition to the $0.3 million balance remaining from the initial balance remaining from the initial $100.0 million revolving credit facility, will be amortized to interest expense over the term of the Revolving Credit Facility using the straight-line method.

For the period of August 3, 2016 through December 31, 2016, we recognized $6.9 million of interest expense related to the Term Loan Facility, of which $6.0 million was cash and $0.9 million was non-cash accretion of debt discounts recorded for deferred debt issuance costs. As of December 31, 2016, the Term Loan Facility had a carrying value of $384.9 million, of which $17.7 million is classified as current debt and $367.2 million is classified as long-term debt on our consolidated balance sheet. The Term Loan Facility requires quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is payable in August 2021. As of December 31, 2016, the outstanding principal amount for the Term Loan Facility was $395.0 million.
On February 28, 2017, we made a voluntary prepayment in the amount of $50.3 million under our Term Loan Facility representing $50.0 million of principal amount and $0.3 million of accrued interest thereon. As a result of the payment, the outstanding principal amount on the Term Loan Facility decreased to $345.0 million.

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

Concurrently with the offering of the Notes and using a portion of the proceeds from the sale of the Notes, we entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Notes. The Note Hedge Transactions and Warrant Transactions are separate transactions, in each case, entered into by us with a financial institution and are not part of the terms of the Notes. These transactions will not affect any holder’s rights under the Notes, and the holders of the Notes have no rights with respect to the Note Hedge Transactions and Warrant Transactions. See “Note 13. Debt” and “Note 14. Stockholders’ Equity” for additional information.

For the years ended December 31, 2016 and December 31, 2015, we recognized $33.8 million and $16.3 million, respectively, of interest expense related to the Notes, of which $12.0 million and $6.0 million, respectively, was cash and $21.8 million and $10.3 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on our consolidated balance sheet, with a carrying value of $446.4 million and $424.6 million as of December 31, 2016 and December 31, 2015, respectively. Accrued interest payable on the Notes of $0.5 million as of both December 31, 2016 and December 31, 2015 is included in accrued expenses on our consolidated balance sheets.

Loss on Early Extinguishment of Debt – Barclays $435.0 Million Term Loan

In connection with the Tower Acquisition during the first quarter of 2015, we entered into a $435.0 million senior secured term loan facility (the “Barclays Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver” and collectively with the Barclays Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among us, the lenders party thereto from time to time and Barclays Bank PLC ("Barclays"), as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, we incurred debt issuance costs for banking, legal and accounting fees and other expenses of approximately $17.8 million during the first quarter of 2015, which were previously reflected as a discount to the carrying value of the debt on our consolidated balance sheet in accordance with ASU 2015-03. Prior to repayment of the Barclays Term Loan on June 30, 2015, this debt discount was accreted to interest expense over the term of the loan using the effective interest rate method.

On June 30, 2015, we used $436.4 million of the proceeds from the sale of the Notes to repay the $435.0 million of principal and $1.4 million of accrued interest due on the Barclays Term Loan under the Barclays Credit Agreement. In connection with this repayment of the loan, for the quarter ended June 30, 2015, we recorded a loss on early extinguishment of debt of $16.9 million related to the unaccreted portion of the debt discount.

For the six months ended June 30, 2015, we incurred total interest expense related to the Barclays Term Loan of $10.7 million, of which $9.8 million was cash and $0.9 million was non-cash accretion of the debt discount recorded. In addition, included in interest expense for 2015 is a $2.3 million ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Barclays Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders’ commitment of the Barclays Term Loan until the actual allocation of the loan occurred at the closing of the Tower Acquisition.

Recent Accounting Pronouncements

Recently issued accounting standards are discussed in "Item 15. Exhibits and Financial Statements - Notes to Consolidated Financial Statements - Note 5. Recent Accounting Pronouncements."

Item 7A.          Quantitative and Qualitative Disclosures about Market Risk

Our cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Our cash equivalents are comprised of highly-rated money market funds. We had no short-term investments as of December 31, 2016 or 2015. Previously, our short-term investments included a portfolio of high credit quality debt securities, including U.S. government securities, treasury bills, and short-term commercial paper.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We limit our credit risk associated with cash equivalents by placing investments with high credit quality securities, including U.S. government securities, treasury bills, corporate debt, short-term commercial paper and highly-rated money market funds. As discussed above under “Item 7. Outstanding Debt Obligations,” we are party to a Term Loan facility of $400.0 million and a Revolving Credit Facility of up to $200.0 million pursuant to the RBC Credit Facilities. The amount under our Revolving Credit Facility is available for working capital and other general corporate purposes. We also issued the Notes in a private placement offering on June 30, 2015, which are our senior unsecured obligations, as described above under “Outstanding Debt Obligations.”

We limit our credit risk with respect to accounts receivable by performing credit evaluations when deemed necessary. We do not require collateral to secure amounts owed to us by our customers. As discussed above under "Item 15. Exhibits and Financial Statement Schedules - Notes to Consolidated Financial Statements - Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk” we recorded a reserve in the amount of $48.0 million on our consolidated statement of operations for the period ended March 31, 2016, representing the full amount of the estimated receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities as of March 31, 2016. During the fourth quarter of 2016, we received $7.7 million in payments from Turing, which reduced the reserve balance to $40.3 million as of December 31, 2016.

Prior to June 30, 2015, we had no derivative assets or liabilities and did not engage in any hedging activities. As a result of our June 30, 2015 issuance of the Notes described above under “Item 7. Outstanding Debt Obligations” and in “Item 15. Exhibits and Financial Statement Schedules - Note 13. Debt”, we entered into a series of convertible note hedge and warrant transactions (the “Note Hedge Transactions” and “Warrant Transactions”) which are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the Notes.

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.          Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of December 31, 2016 at the reasonable assurance level.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles used in the United States (GAAP). Internal control over financial reporting includes our policies and procedures, such as our Code of Conduct, which (i) require our employees, directors and contingent workers and business partners who perform work on our behalf to adhere to certain ethical standards; (ii) require the maintenance of records, in reasonable detail, to help to ensure that our transactions, assets and liabilities are accurately and fairly recorded; (iii) provide reasonable assurance that transactions are authorized by our management and directors and are recorded as necessary to allow for the accurate preparation of financial statements in accordance with GAAP; and (iv) provide reasonable assurance regarding the safeguarding of our assets and the prevention or timely detection of the unauthorized acquisition, use or disposition of our assets which could have a material effect on the financial statements. Internal control over financial reporting includes the controls themselves, management’s monitoring of those controls, the independent assessment of the design and effectiveness of those controls by our internal audit team, actions taken to correct deficiencies as identified, and oversight of our internal control environment by our Audit Committee of our Board of Directors. Any system of internal control has inherent limitations and therefore may not prevent or detect misstatements. Projections of any evaluation of the effectiveness of internal control over financial reporting to future periods has risks as controls may become inadequate over time because of changes in conditions.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, the end of our fiscal year, and has reviewed the results of this assessment with the Audit Committee of our Board of Directors. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on the assessment, management has concluded our internal control over financial reporting was effective as of the end of the fiscal year 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

The scope of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2016 included our consolidated operations.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included immediately below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Impax Laboratories, Inc.:

We have audited Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Impax Laboratories, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Impax Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related financial statement schedule, and our report dated March 1, 2017, expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2017

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2016, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) which materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional information required by this item is incorporated by reference to our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2017 (“Proxy Statement”).

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

2.1
Stock Purchase Agreement, dated as of October 8, 2014, by and among the Company, Tower Holdings, Inc. (“Tower”), Lineage Therapeutics Inc. (“Lineage”), Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., the other stockholders of Tower and Lineage, the holders of options to purchase shares of Tower common stock and options to purchase shares of Lineage common stock, the holders of warrants to acquire shares of Tower common stock and warrants to acquire shares of Lineage common stock and, solely with respect to Section 8.3, Roundtable Healthcare Management II, LLC. †(1)

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated as of December 9, 2015.(2)

3.1.2	Restated Certificate of Incorporation of the Company dated as of August 30, 2004.(3)

3.1.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(4)

3.2.1	Amendment No. 7 to Amended and Restated Bylaws of the Company, effective as of December 19, 2016.

3.2.2	Amendment No. 6 to Amended and Restated Bylaws of the Company, effective as of November 23, 2016.

3.2.3	Amendment No. 5 to Amended and Restated Bylaws of the Company, effective as of August 19, 2016.

3.2.4	Amendment No. 4 to Amended and Restated Bylaws of the Company, effective as of May 17, 2016.

3.2.5	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective as of October 7, 2015.

3.2.6	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective as of July 7, 2015.

3.2.7	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective as of March 24, 2015.

3.2.8	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.

4.1	Specimen of Common Stock Certificate.(5)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(4)

4.3	Indenture, dated as of June 30, 2015, between the Company, and Wilmington Trust, National Association, as trustee.(6)

10.1	Letter Agreement, dated as of June 25, 2015, between RBC Capital Markets LLC and the Company regarding the Base Warrants.(6)

10.2	Letter Agreement, dated as of June 25, 2015 between RBC Capital Markets LLC and the Company regarding the Base Call Option Transaction.(6)

10.3	Letter Agreement, dated as of June 26, 2015, between RBC Capital Markets LLC and the Company regarding the Additional Warrants.(6)

10.4	Letter Agreement, dated as of June 26, 2015, between RBC Capital Markets LLC and the Company regarding the Additional Call Option Transaction.(6)

10.5	Credit Agreement, dated as of August 4, 2015, by and among the Company, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent.(7)

10.6	Restatement Agreement, dated as of August 3, 2016, by and the Company, the guarantors party thereto, Royal Bank of Canada, as administrative agent, and the lenders party thereto.(8)

10.7.1	First Amendment, dated as of May 31, 2016, to the Distribution, License, Development and Supply Agreement by and between AstraZeneca UK Limited and the Company dated as of January 31, 2012.**(8)

10.7.2	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, between the Company and AstraZeneca UK Limited.**(9)

10.8.1	Asset Purchase Agreement, dated as of June 20, 2016, between Teva Pharmaceutical Industries Ltd. and the Company. †**(10)

10.8.2	Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.(8)

10.9.1
Asset Purchase Agreement, dated as of June 20, 2016, by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company. †**(10)

10.9.2
Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016. **(10)

10.10.1	Supply Agreement, dated as of June 20, 2016, between Teva Pharmaceutical Industries Ltd. and the Company.**(10)

10.10.2	Amendment No. 1, dated as of June 30, 2016, to the Supply Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.**(10)

10.11.1
Supply Agreement, dated as of June 20, 2016, by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company.**(10)

10.11.2
Amendment No. 1, dated as of June 30, 2016, to the Supply Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**(10)

10.12	Amended and Restated License and Distribution Agreement, dated as of February 7, 2013, between the Company and Shire LLC.**(11)

10.13.1	Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(12)

10.13.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(12)

10.14	Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(5)

10.15.1	Impax Laboratories, Inc. Third Amended and Restated 2002 Equity Incentive Plan.*(13)

10.15.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Third Amended and Restated 2002 Equity Incentive Plan.*(14)

10.15.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Third Amended and Restated 2002 Equity Incentive Plan.*(15)

10.16.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(16)

10.16.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (16)

10.17.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(17)

10.17.2	Confidential Separation and Release Agreement, dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(18)

10.18.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(17)

10.18.2	General Release and Waiver, effective as of July 17, 2012, between the Company and Arthur A. Koch, Jr.* (19)

10.19	Letter Agreement between J. Kevin Buchi, dated as of December 19, 2016, between the Company and J. Kevin Buchi.*

10.20.1	Employment Agreement, dated as of April 21, 2014, by and between the Company and G. Frederick Wilkinson.*(20)

10.20.2	General Release and Waiver, dated as of December 19, 2016, by and between the Company and G. Frederick Wilkinson.*

10.21.1	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(17)

10.21.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of January 1, 2014, between the Company and Michael Nestor.*(21)

10.22	Employment Agreement, dated as of July 14, 2016, between the Company and Douglas S. Boothe.*(8)

10.23.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(22)

10.23.2	Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(22)

10.23.3	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(21)

10.24.1	Employment Agreement, dated as of December 12, 2012, between the Company and Bryan M. Reasons.*(23)

10.24.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of December 12, 2012 between the Company and Bryan M. Reasons.*(21)

10.25.1	Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(24)

10.25.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(24)

10.25.3	Letter Agreement, dated as of April 1, 2014, between the Company and Jeffrey Nornhold.*(24)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016, (iii) Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2016,  (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2016, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2016.

*	Management contract, compensatory plan or arrangement.
**
Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which portions are omitted and filed separately with the SEC.

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2015.
(3)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2015.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2015.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016 filed on January 6, 2017.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34263) filed on April 14, 2016.
(14)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-189360) filed on June 14, 2013.
(15)	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-189360) filed on June 14, 2013.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Impax Laboratories, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Impax Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Impax Laboratories, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Impax Laboratories, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Impax Laboratories, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 1, 2017

IMPAX LABORATORIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$180,133	$340,351
Accounts receivable, net	257,368	324,451
Inventory, net	175,230	125,582
Prepaid expenses and other current assets	18,410	31,689
Total current assets	631,141	822,073

Property, plant and equipment, net	233,372	214,156
Intangible assets, net	620,466	602,020
Goodwill	207,329	210,166
Deferred income taxes, net	69,866	315
Other non-current assets	60,844	73,757
Total assets	$1,823,018	$1,922,487

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,952	$56,325
Accrued expenses	231,011	204,711
Accrued profit sharing and royalty expenses	13,642	65,725
Current portion of long-term debt, net	17,719	—
Total current liabilities	321,324	326,761

Long-term debt, net	813,545	424,595
Deferred income taxes	—	72,770
Other non-current liabilities	64,175	35,952
Total liabilities	1,199,044	860,078

Commitments and contingencies (Note 21)

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized; No shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 73,948,340 issued and 73,704,611 outstanding shares at December 31, 2016; 72,926,205 issued and 72,682,476 outstanding shares at December 31, 2015	739	729
Treasury stock at cost: 243,729 shares at December 31, 2016 and 2015	(2,157)	(2,157)
Additional paid-in capital	535,056	504,077
Retained earnings	98,192	570,223
Accumulated other comprehensive loss	(7,856)	(10,463)
Total stockholders’ equity	623,974	1,062,409
Total liabilities and stockholders’ equity	$1,823,018	$1,922,487

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Impax Generics, net	$606,320	$710,932	$549,082
Impax Specialty Pharma, net	218,109	149,537	46,967
Total revenues	824,429	860,469	596,049
Cost of revenues	486,899	500,762	280,520
Cost of revenues impairment charges	488,632	7,303	2,876
Gross (loss) profit	(151,102)	352,404	312,653

Operating expenses:
Selling, general and administrative	201,830	201,287	139,390
Research and development	80,466	70,622	78,642
In-process research and development impairment charges	52,965	6,360	—
Patent litigation	7,819	4,567	5,805
Total operating expenses	343,080	282,836	223,837
(Loss) income from operations	(494,182)	69,568	88,816

Other income (expense):
Interest expense	(41,441)	(27,268)	(43)
Interest income	1,022	1,042	1,473
Reserve for Turing receivable	(40,312)	—	—
Gain on sale of asset	—	45,574	—
Loss on debt extinguishment	—	(16,903)	—
Net change in fair value of derivatives	—	(13,000)	—
Other, net	(1,412)	355	313
(Loss) income before income taxes	(576,325)	59,368	90,559
(Benefit from) provision for income taxes	(104,294)	20,371	33,206
Net (loss) income	$(472,031)	$38,997	$57,353

Net (loss) income per common share:
Basic	$(6.63)	$0.56	$0.84
Diluted	$(6.63)	$0.54	$0.81

Weighted-average common shares outstanding:
Basic	71,147,397	69,640,417	68,185,552
Diluted	71,147,397	72,027,344	70,530,349

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net (loss) income	$(472,031)	$38,997	$57,353
Other comprehensive (loss) income component:
Currency translation adjustments	2,607	(4,454)	(7,149)
Comprehensive (loss) income	$(469,424)	$34,543	$50,204

The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock			Additional		Other
	Number of Shares	Par Value	Treasury Stock	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2013	69,684	$699	$(2,157)	$336,648	$473,873	$1,140	$810,203

Net income	—	—	—	—	57,353	—	57,353
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	(7,149)	(7,149)
Exercises of stock options, issuances of restricted stock and sales of common stock under ESPP	1,544	15	—	3,255	—	—	3,270
Share-based compensation	—	—	—	20,883	—	—	20,883
Tax benefit related to exercises of stock options and vestings of restricted stock	—	—	—	3,317	—	—	3,317
Balance, December 31, 2014	71,228	$714	$(2,157)	$364,103	$531,226	$(6,009)	$887,877

Net income	—	—	—	—	38,997	—	38,997
Other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	(4,454)	(4,454)
Exercises of stock options, issuances of restricted stock and sales of common stock under ESPP	1,698	15	—	(3,533)	—	—	(3,518)
Share-based compensation	—	—	—	28,613	—	—	28,613
Sale of warrants	—	—	—	88,320	—	—	88,320
Reclassification of derivatives to equity, net of related taxes	—	—	—	21,038	—	—	21,038
Tax benefit related to exercises of stock options and vestings of restricted stock	—	—	—	5,536	—	—	5,536
Balance, December 31, 2015	72,926	$729	$(2,157)	$504,077	$570,223	$(10,463)	$1,062,409

Net loss	—	—	—	—	(472,031)	—	(472,031)
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	2,607	2,607
Exercises of stock options, issuances of restricted stock and sales of common stock under ESPP	1,022	10	—	(612)	—	—	(602)
Share-based compensation	—	—	—	32,180	—	—	32,180
Tax expense related to exercises of stock options and vestings of restricted stock	—	—	—	(589)	—	—	(589)
Balance, December 31, 2016	73,948	$739	$(2,157)	$535,056	$98,192	$(7,856)	$623,974
The accompanying notes are an integral part of these consolidated financial statements.

IMPAX LABORATORIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(472,031)	$38,997	$57,353
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	88,348	68,637	34,026
Non-cash interest expense	22,845	11,230	—
Share-based compensation expense	32,180	28,613	20,883
Tax expense (benefit) from employees’ exercises of stock options and vestings of restricted stock awards	589	(5,536)	(3,317)
Deferred income taxes, net and uncertain tax positions	(127,405)	(29,558)	(11,810)
Intangible asset impairment charges	541,597	13,664	2,876
Accrued profit sharing and royalty expenses, net of payments	(52,083)	44,306	3,786
Reserve for Turing receivable	40,312	—	—
Gain on sale of asset	—	(45,574)	—
Loss on debt extinguishment	—	16,903	—
Net change in fair value of derivatives	—	13,000	—
Recognition of deferred revenue	—	(4,310)	(3,939)
Other	2,678	(81)	1,226
Changes in certain assets and liabilities:
Accounts receivable	26,771	(121,110)	(33,497)
Inventory	(45,561)	(14,035)	(16,338)
Prepaid expenses and other assets	(573)	9,330	(9,952)
Accounts payable and accrued expenses	14,292	48,106	(8,980)
Other liabilities	2,638	(656)	500
Net cash provided by operating activities	74,597	71,926	32,817

Cash flows from investing activities:
Payment for business acquisition (prior year net of cash acquired)	(585,800)	(691,348)	—
Purchases of property, plant and equipment	(49,402)	(25,199)	(29,913)
Proceeds from sales of property, plant and equipment	1,360	—	—
Payments for licensing agreements	(3,500)	(5,850)	(13,000)
Investment in cash surrender value of insurance	(4,750)	(4,750)	(3,000)
Proceeds from repayment of Tolmar loan	15,000	—	—
Proceeds from sale of intangible assets	—	59,546	—
Maturities of short-term investments	—	200,064	395,404
Purchases of short-term investments	—	—	(366,092)
Net cash used in investing activities	(627,092)	(467,537)	(16,601)

Cash flows from financing activities:
Proceeds from sale of convertible notes	—	600,000	—
Proceeds from issuance of term loan	400,000	435,000	—
Repayment of term loan	(5,000)	(435,000)	—
Payment of deferred financing fees	(11,867)	(36,941)	—
Purchase of bond hedge derivative asset	—	(147,000)	—
Proceeds from sale of warrants	—	88,320	—

Tax (expense) benefit from employees’ exercises of stock options and vestings of restricted stock awards	(589)	5,536	3,317
Proceeds from exercises of stock options and ESPP	9,239	11,472	11,097
Net cash provided by financing activities	391,783	521,387	14,414

Effect of exchange rate changes on cash and cash equivalents	494	(298)	(369)

Net (decrease) increase in cash and cash equivalents	(160,218)	125,478	30,261
Cash and cash equivalents, beginning of year	340,351	214,873	184,612
Cash and cash equivalents, end of year	$180,133	$340,351	$214,873

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,139	$15,365	$17
Cash paid for income taxes, net	$23,053	$43,223	$72,174

Supplemental disclosure of non-cash investing activity:
Fair value of contingent consideration issued in business acquisition	$30,100	$—	$—

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

Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products primarily through the following four sales channels: the “Impax Generics” sales channel, for generic pharmaceutical prescription products the Company sells directly to wholesalers, large retail drug chains, and others; the “Private Label” sales channel, for generic pharmaceutical over-the-counter (“OTC”) and prescription products the Company sells to unrelated third-party customers who, in turn, sell the product to third parties under their own label; the “Rx Partner” sales channel, for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the “OTC Partner” sales channel, for generic pharmaceutical OTC products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 24. Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are reported under the caption “Other Revenues” in “Note 24. Supplementary Financial Information.”

Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing CNS disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company began marketing in the United States (“U.S.”) in April 2015. The Company received marketing authorization from the European Commission for Numient® (the brand name of IPX066 outside of the United States) during the fourth quarter of fiscal year 2015. In addition to Rytary®, Impax Specialty Pharma is also currently engaged in the sale and distribution of four other branded products; the more significant include Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of a Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited (“AstraZeneca”) in the United States and in certain U.S. territories (the "AZ Agreement"), and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections. Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 24. Supplementary Financial Information.” Finally, the Company generated revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company (which was terminated by mutual agreement of the parties effective December 23, 2015), and reports such revenue under the caption “Other Revenues” in “Note 24. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development. See “Note 23. Segment Information,” for financial information about our segments for the years ended December 31, 2016, 2015 and 2014.

Operating Locations

The Company owns and/or leases facilities in California, Pennsylvania, New Jersey and Taiwan, Republic of China (“R.O.C.”). In California, the Company utilizes a combination of owned and leased facilities mainly located in Hayward. The Company’s primary properties in California consist of a leased office building used as the Company’s corporate headquarters, in addition to five properties it owns, including a research and development center facility and a manufacturing facility. Additionally, the Company leases two facilities in Hayward, utilized for additional research and development, equipment storage and quality assurance support. In Pennsylvania, the Company leased facilities in Chalfont, Montgomeryville, and Horsham used for sales and marketing, finance, and administrative personnel. During September 2016, the Company consolidated the three Pennsylvania locations into a new leased facility located in Fort Washington, Pennsylvania. In addition, the Company previously owned a packaging plant in Philadelphia, Pennsylvania that was closed and sold in February 2016 in conjunction with the Company's restructuring of its packaging and distribution operations announced in June 2015 and discussed below in "Note 18. Restructurings." In New Jersey, the Company leases manufacturing, packaging, research and development and warehousing facilities in Middlesex, New Jersey and office space in Bridgewater, New Jersey. Outside the United States, in Taiwan, R.O.C., the Company owns a manufacturing facility.

Management Changes

On December 20, 2016, the Company announced that G. Frederick Wilkinson and the Company had mutually agreed that Mr. Wilkinson separate from his positions as President and Chief Executive Officer and resign as a member of the Board of Directors (the “Board”) of the Company, effective December 19, 2016. In connection with his separation from the Company, Mr. Wilkinson and the Company entered into a General Release and Waiver dated as of December 19, 2016 (the “General Release and Waiver”). Pursuant to the General Release and Waiver, the Company provided Mr. Wilkinson with certain termination benefits and payments. The Company recorded $5.4 million in costs associated with Mr. Wilkinson’s separation in the year ended December 31, 2016, comprised of $4.9 million of separation pay and benefits and $0.5 million of expense related to the accelerated vesting of certain of Mr. Wilkinson’s outstanding stock options and restricted stock awards pursuant to the terms of the General Release and Waiver. Refer to “Note 16. Share-based Compensation” for more information on the acceleration of Mr. Wilkinson’s equity awards. On December 19, 2016, the Company appointed J. Kevin Buchi, a director on the Company's Board, as Interim President and Chief Executive Officer while the Board conducts a search for a permanent President and Chief Executive Officer.

On August 1, 2016, the Company announced that Douglas S. Boothe joined the Company as President of the Generics Division. Mr. Boothe reports directly to the Chief Executive Officer, and is responsible for all aspects of the Company's Generics business. In connection with his appointment as President of the Generics Division of the Company, Mr. Boothe and the Company entered into an Employment Agreement dated July 14, 2016 (the “Employment Agreement”). The initial term of the Employment Agreement expires on August 1, 2018, unless further extended or earlier terminated as provided in the Employment Agreement. The Employment Agreement automatically renews for single one-year periods unless either party provides at least 90 days written notice of non-renewal prior to the end of the applicable term or unless it is terminated earlier.

On October 22, 2014, the Company announced that Carole S. Ben-Maimon, M.D., then President of the Company’s Generics Division, informed the Company of her decision to retire from her position effective November 3, 2014. In connection with her retirement, Dr. Ben-Maimon entered into a Separation Agreement with the Company dated October 22, 2014 which provided Dr. Ben-Maimon with $1.9 million of certain termination benefits and payments that were recorded during the fourth quarter of 2014.

During the three month period ended March 31, 2014, the Company announced that the Company’s then Senior Vice President, Global Operations announced plans to retire and a Senior Vice President, Technical Operations was appointed. The Company’s then Senior Vice President, Global Operations subsequently retired from the Company in July 2014. In conjunction with the transition, the Company recorded $0.9 million in separation charges and accelerated share-based compensation expense in the six month period ended June 30, 2014.

2. BUSINESS ACQUISITIONS

Teva Transaction

On August 3, 2016, the Company completed its previously announced acquisition of (A) certain assets related to (i) 15 currently marketed generic pharmaceutical products, (ii) one approved generic product and two tentatively approved strengths of a currently marketed product, which have not yet launched, (iii) one pipeline generic product and one pipeline strength of a currently marketed product, which are pending approval by the FDA and (iv) one generic product under development, and (B) the return to the Company of its full commercial rights to its pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product the Company previously partnered with Teva Pharmaceuticals USA, Inc. (“Teva USA”) (collectively, the products and pipeline products and the assets related thereto in (A) and (B), the “Acquired Product Lines” and the transactions related thereto the “Teva Transaction”), pursuant to (x) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with Teva Pharmaceutical Industries Ltd. (“Teva”), acting directly or through its affiliates (the “Teva APA”), (y) an Asset Purchase Agreement, dated as of June 20, 2016, as amended on June 30, 2016, with affiliates of Allergan plc (“Allergan”), (the “Allergan APA” and collectively with the Teva APA, the "APAs"), and (z) a Termination Agreement, dated as of June 20, 2016, between the Company and Teva USA, terminating each party’s rights and obligations with respect to methylphenidate hydrochloride under the Strategic Alliance Agreement, dated June 27, 2001, as amended between the Company and Teva USA. The aggregate purchase price for the Acquired Product Lines pursuant to the terms of the Teva APA and the Allergan APA, including the upfront payment to Teva in accordance with the Termination Agreement, was $585.8 million in cash at closing. The Company is also obligated to make future payments to Teva of up to $40.0 million under the terms of the Termination Agreement, payable upon the achievement of specified commercialization events related to methylphenidate hydrochloride. The Teva Transaction was part of the divestiture process mandated by the Federal Trade Commission in connection with the acquisition by Teva of the U.S. generics business of Allergan.

The Company financed the Teva Transaction utilizing cash on hand and $400.0 million, the full amount of borrowing available, from its Term Loan Facility with Royal Bank of Canada, as discussed in "Note 13. Debt." The Company incurred acquisition-related costs for the Teva Transaction of $3.7 million, of which $3.1 million and $0.6 million was included in selling, general and administration expenses in the Company's consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively.

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

As part of the closing of the Teva Transaction, the Company, Teva and Allergan agreed to certain transition related services pursuant to which the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the closing date. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of December 31, 2016, the Company had paid $27.6 million on behalf of Teva and Allergan related to chargebacks and rebates as described above and $14.8 million remained in accrued expenses on the consolidated balance sheet.

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

The following is a preliminary estimate of the purchase price for the Teva Transaction as of the closing date of August 3, 2016 (in thousands):

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

Intangible Assets

The following identifies the Company’s preliminary allocations of purchase price to intangible assets, including the weighted-average amortization period, in total and by major intangible asset class as of the closing date. See also "Note 11. Intangible Assets and Goodwill" for a discussion on non-cash impairment charges recorded during the third and fourth quarters of 2016 related to the intangible assets acquired in the Teva Transaction (in thousands):

	Estimated Fair Value	Weighted-Average Estimated Useful Life
Marketed product rights	$455,529	19 years
Acquired IPR&D product rights (1)	157,503	n/a
Total intangible assets	$613,032

(1) "IPR&D" refers to the Company's in-process research and development product rights. Pursuant to the Termination Agreement, Teva returned to the Company its full commercial rights to its pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product the Company previously partnered with Teva USA under a Strategic Alliance Agreement dated June 27, 2001, as amended. As a result, the Company recognized an intangible asset of $78.9 million related to the reacquired IPR&D. The Company engaged a third-party valuation specialist to measure the value of the reacquired product right using a discounted cash flow analysis. The asset was determined to be indefinite-lived based on the market participant methodology prescribed in ASC 805.

The estimated fair value of the in-process research and development and identifiable intangible assets was determined using the “income approach,” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. The assumptions, including the expected projected cash flows, utilized in the preliminary purchase price allocation and in determining the purchase price were based on management's best estimates as of the closing date of the Teva Transaction on August 3, 2016. Some of the more significant assumptions inherent in the development of those asset valuations include the estimated net cash flows for each year for each asset or product (including net revenues, cost of sales, research and development costs, selling and marketing costs and working capital / contributory asset charges), the appropriate discount rate to select in order to measure the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, the potential regulatory and commercial success risks, competitive trends impacting the asset and each cash flow stream, as well as other factors. The discount rates used to arrive at the present value at the closing date of the intangible assets was 6.7%. No assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change. For these and other reasons, actual results may vary significantly from estimated results. As described in "Note 11. Intangible Assets and Goodwill," the Company recorded non-cash impairment charges during the year ended December 31, 2016 in the amount of $308.4 million related to the intangible assets from the Teva Transaction.

Revenues and Earnings for Acquired Product Lines

Included in the Company's consolidated statement of operations for the year ended December 31, 2016 were revenues of $44.8 million and a net loss of $244.7 million (including $308.4 million of impairment charges - See "Note 11. Intangible Assets and Goodwill"), representing the results of operations for the Acquired Product Lines from the Teva Transaction from the August 3, 2016 closing date through December 31, 2016.

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the years ended December 31, 2016 and 2015 (assuming the closing of the Teva Transaction occurred on January 1, 2015) are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Total revenues	$927,593	$1,025,598
Net (loss) income	(450,190)	70,057

The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Teva Transaction, factually supportable and expected to have a continuing impact on the Company. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Teva Transaction taken place on January 1, 2015. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects primarily the following adjustments:

•Adjustments to amortization expense related to identifiable intangible assets acquired;
•Adjustments to interest expense to reflect the Company's Term Loan Facility (described in “Note 13. Debt”); and

•
Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the transaction include the elimination of $3.1 million of charges in the pro forma results for the year ended December 31, 2016 which have been included in the pro forma results for the year ended December 31, 2015.

All of the items above were adjusted for the applicable tax impact.

Tower Acquisition

On March 9, 2015, the Company completed the Tower Acquisition for a purchase price of $691.3 million, net of $41.5 million of cash acquired and including the repayment of indebtedness of Tower and Lineage and post-closing working capital adjustments. The privately-held companies specialized in the development, manufacture and commercialization of complex generic and branded pharmaceutical products. The Tower Acquisition included the Company's acquisition of all of the outstanding shares of common stock of Tower and Lineage, pursuant to the Stock Purchase Agreement dated as of October 8, 2014, by and among the Company, Tower, Lineage, Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., and the other parties thereto, including holders of certain options and warrants to acquire the common stock of Tower or Lineage. In connection with the Tower Acquisition, the options and warrants of Tower and Lineage that were outstanding at the time of the acquisition were cancelled. The Company incurred acquisition-related costs of $10.9 million, of which $6.7 million were incurred during the year ended December 31, 2015 and were included in selling, general and administrative expenses in the Company's consolidated statement of operations for that period. In connection with the Tower Acquisition, the Company recorded an accrual for severance and related termination costs of $2.4 million during 2015 related to the elimination of approximately 10 positions at the acquired companies. The Company paid all severance and related termination costs related to the Tower Acquisition as of the end of the second quarter of 2016.

The Tower Acquisition allowed the Company to expand its commercialized generic and branded product portfolios. The Company has also leveraged its sales and marketing organization to promote the marketed products acquired.

Consideration

The Company has accounted for the Tower Acquisition as a business combination under the acquisition method of accounting. The Company allocated the purchase price for the transaction based upon the fair value of net assets acquired and liabilities assumed at the date of acquisition.

Recognition and Measurement of Assets Acquired and Liabilities Assumed at Fair Value

The following tables summarize the final fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in the Tower Acquisition at the closing date, net of cash acquired of $41.5 million (in thousands):

Accounts receivable (1)	$56,851
Inventory	31,259
Income tax receivable and other prepaid expenses	2,407
Property, plant and equipment	27,540
Intangible assets	632,600
Intangible assets held for sale	4,000
Goodwill	179,755
Deferred income taxes	37,041
Other non-current assets	3,844
Total assets acquired	975,297

Current liabilities	67,584
Deferred tax liabilities	210,005
Other non-current liabilities	6,360
Total liabilities assumed	283,949

Cash paid, net of cash acquired	$691,348

(1)
The accounts receivable acquired in the Tower Acquisition had a fair value of $56.9 million, including an allowance for doubtful accounts of $9.0 million, which represented the Company’s best estimate on March 9, 2015 (the closing date of the transaction) of the contractual cash flows not expected to be collected by the acquired companies.

Intangible Assets

The following table identifies the Company’s allocations, by category, of the Tower Acquisition purchase price to the intangible assets acquired as of the closing date (in thousands):

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

Goodwill

The Company recorded approximately $179.8 million of goodwill in connection with the Tower Acquisition, some of which will not be tax-deductible. Goodwill of $59.7 million was assigned to the Impax Specialty Pharma segment and $120.1 million was assigned to the Impax Generics segment. Factors that contributed to the Company’s recognition of goodwill include the Company’s intent to expand its generic and branded pharmaceutical product portfolios and to acquire certain benefits from the Tower and Lineage product pipelines, in addition to the anticipated synergies that the Company expects to generate from the acquisition.

Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the years ended December 31, 2015 and 2014 (assuming the closing of the Tower Acquisition occurred on January 1, 2014) are as follows (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Total revenues	$892,906	$819,838
Net income	$54,285	$30,838

The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Tower Acquisition, factually supportable and expected to have a continuing impact on the Company. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the closing of the Tower Acquisition taken place on January 1, 2014. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

The unaudited pro forma information reflects primarily the following adjustments:

•	Adjustments to amortization expense related to identifiable intangible assets acquired;

•	Adjustments to depreciation expense related to property, plant and equipment acquired;

•
Adjustments to interest expense to reflect the long-term debt held by Tower and Lineage paid out and eliminated at the closing and the Company's Senior Secured Credit Facilities (described in “Note 13. Debt”);

•
Adjustments to cost of revenues related to the fair value adjustments in inventory sold, including elimination of $6.1 million for the year ended December 31, 2015 and additional costs of approximately $6.1 million for the year ended December 31, 2014;

•
Adjustments to selling, general and administrative expense related to severance and retention costs of $3.4 million incurred as part of the transaction.  These costs were eliminated in the pro forma results for the year ended December 31, 2015 and included in the pro forma results for the year ended December 31, 2014;

•
Adjustments to selling, general and administrative expense related to transaction costs directly attributable to the transaction include the elimination of $12.2 million of charges in the pro forma results for the year ended December 31, 2015 which have been included in the pro forma results for the year ended December 31, 2014; and

•
Adjustments to reflect the elimination of $2.3 million in commitment fees related to the Company's $435.0 million term loan with Barclays Bank PLC (described in "Note 13. Debt") that were incurred during the year ended December 31, 2015 and were included in the pro forma results for the year ended December 31, 2014.

All of the items above were adjusted for the applicable tax impact.

3. BASIS OF PRESENTATION

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the operating parent company, Impax Laboratories, Inc., its wholly owned subsidiaries, including Impax Laboratories USA, LLC, Impax Laboratories (Taiwan), Inc., ThoRx Laboratories, Inc., Impax International Holding, Inc., Impax Holdings, LLC, Impax Laboratories (Netherlands) C.V., Impax Laboratories (Netherlands) B.V., Impax Laboratories Ireland Limited, Lineage and Tower, including operating subsidiaries CorePharma, Amedra Pharmaceuticals, Mountain LLC and Trail Services, Inc., in addition to an equity investment in Prohealth Biotech (Taiwan), Inc. (“Prohealth”), in which the Company held a 57.54% majority ownership interest at December 31, 2016. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company translates the assets and liabilities of the Taiwan dollar functional currency of its majority-owned affiliate Prohealth and its wholly-owned subsidiary Impax Laboratories (Taiwan), Inc. into the U.S. dollar reporting currency using exchange rates in effect at the end of each reporting period. The revenues and expenses of these entities are translated using an average of the rates in effect during the reporting period. Gains and losses from these translations are recorded as currency translation adjustments included in the consolidated statements of comprehensive (loss) income and the consolidated statements of changes in stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and the rules and regulations of the U.S. Securities & Exchange Commission (“SEC”) requires the use of estimates and assumptions, based on complex judgments considered reasonable, which affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant judgments are employed in estimates used in determining values of tangible and intangible assets, contingent consideration, legal contingencies, tax assets and tax liabilities, fair value of share-based compensation related to equity incentive awards issued to employees and directors, and estimates used in applying the Company’s revenue recognition policy, including those related to accrued chargebacks, rebates, product returns, Medicare, Medicaid, and other government rebate programs, shelf-stock adjustments, and the timing and amount of deferred and recognized revenue and deferred and amortized product manufacturing costs related to alliance and collaboration agreements. Actual results may differ from estimated results.

Reclassifications

Certain prior year amounts have been reclassified to conform to the presentation for the year ended December 31, 2016.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which, for cash equivalents, approximates fair value due to the short-term nature. The Company is potentially subject to financial instrument concentration of credit risk through its cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. Cash is held on deposit in demand accounts at large financial institutions in amounts in excess of the Federal Deposit Insurance Corporation (FDIC) insurance coverage limit of $250,000 per depositor, per FDIC-insured bank, per ownership category. Cash equivalents are comprised of highly-rated money market funds. The Company limits its credit risk with respect to accounts receivable by performing credit evaluations of customers when deemed necessary. The Company does not require collateral to secure amounts due from its customers.

The following tables present the percentage of total accounts receivable and gross revenues represented by the Company’s five largest customers as of and for the years ended December 31, 2016, 2015 and 2014:

Percent of Total Accounts Receivable	2016	2015	2014
Customer #1	36.2%	52.4%	36.9%
Customer #2	35.6%	24.8%	28.2%
Customer #3	20.5%	14.4%	19.6%
Customer #4	1.7%	0.7%	0.6%
Customer #5	0.7%	0.1%	1.6%
Customer #6	0.5%	1.0%	1.8%
Customer #7	0.5%	0.6%	1.7%
Customer #8	0.3%	0.5%	1.7%
Total	96.0%	94.5%	92.1%
Top five largest customers	94.7%	93.3%	88.2%

Percent of Gross Revenues	2016	2015	2014
Customer #1	40.1%	45.6%	36.0%
Customer #2	28.4%	21.7%	20.7%
Customer #3	20.1%	18.8%	19.3%
Customer #4	1.2%	1.1%	1.8%
Customer #5	1.1%	1.4%	2.5%
Customer #6	0.4%	0.4%	1.9%
Total	91.3%	89.0%	82.2%
Top five largest customers	90.9%	88.6%	80.4%

In July 2015, the Company received an unsolicited offer from Turing Pharmaceuticals AG (“Turing”) to purchase the U.S. rights to Daraprim®, one of the marketed products acquired in the Tower Acquisition, as well as the active pharmaceutical ingredient for the product and the finished goods inventory on hand. The sale closed on August 7, 2015, and the Company received proceeds of $55.5 million at closing. The net book value of the Daraprim® product rights at the time of sale was $9.3 million, and the Company recognized a gain on the sale of the intangible asset of $45.6 million, net of expenses. Pursuant to the terms of the Asset Purchase Agreement between the Company and Turing dated August 7, 2015 (the “Turing APA”), the Company also granted a limited license to sell the existing Daraprim® product under the Company’s labeler code with the Company’s trade dress.

In accordance with the terms of the Turing APA and in accordance with federal laws and regulations, the Company receives and is initially responsible for processing and paying (subject to reimbursement by Turing), all chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code.  Under the terms of the Turing APA, Turing is responsible for liabilities related to chargebacks and rebates that arise as a result of Turing’s marketing or selling related activities in connection with Daraprim®.

During the fourth quarter of 2015, the Company began receiving invoices for chargebacks from wholesalers and rebates from various state Medicaid agencies for Daraprim® purchases made by governmental agencies during the third quarter of 2015.  As a result, the Company recorded a $40.6 million receivable from Turing as of December 31, 2015, representing actual invoices received related to the third quarter of 2015 and an estimate for invoices not yet received related to the third and fourth quarters of 2015. During 2016, the Company received additional invoices related to the third and fourth quarters of 2015 and recorded an estimate for invoices not yet received for 2016. In total, the Company recorded an additional $7.4 million receivable from Turing during the year ended December 31, 2016. During the fourth quarter of 2016, the Company received payment in the amount of $7.7 million from Turing, resulting in an estimated accounts receivable balance due to the Company of $40.3 million as of December 31, 2016, with over $35.7 million of such amount representing overdue unpaid invoices due from Turing for chargebacks and Medicaid rebate liability as of December 31, 2016. The Company has paid $33.5 million of cash on Turing's behalf (net of the $7.7 million payment received from Turing) through December 31, 2016 and the remaining difference of $6.8 million (compared to the $40.3 million receivable due from Turing) is included in "Accrued expenses" on the Company's consolidated balance sheet. As of February 17, 2017, the amount of total payments made by the Company on Turing’s behalf (net of the $7.7 million payment received from Turing) was $33.5 million.

As a result of the uncertainty of the Company collecting the reimbursement amounts owed by Turing that developed since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the Company recorded a reserve in the amount of $48.0 million on the Company’s consolidated statement of operations in "Other income (expense)" for the three month period ended March 31, 2016, representing the full amount of the estimated receivable due from Turing as of March 31, 2016. During the fourth quarter of 2016, the Company received $7.7 million in payments from Turing, which reduced the reserve balance to $40.3 million as of December 31, 2016.

On May 2, 2016, the Company filed suit against Turing in the United States District Court for the Southern District of New York alleging breach of the terms of the Turing APA seeking (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Turing APA for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $35.7 million, and for future amounts that may be due.  See “Note 22. Legal and Regulatory Matters” for a description of the Company’s suit against Turing. If the Company receives an unfavorable outcome in its suit against Turing or if Turing for any reason does not, or is unable to, make its reimbursement payments to the Company, it could have a material adverse effect on the Company’s business, results of operation and financial condition.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from amounts deemed to be uncollectible from its customers; these allowances are for specific amounts on certain accounts based on facts and circumstances determined on a case-by-case basis.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using a standard cost method, and the cost flow assumption is first in, first out (“FIFO”) flow of goods. Standard costs are revised annually, and significant variances between actual costs and standard costs are apportioned to inventory and cost of goods sold based upon inventory turnover. Costs include materials, labor, quality control, and production overhead. Inventory is adjusted for short-dated, unmarketable inventory equal to the difference between the cost of inventory and the estimated value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. Consistent with industry practice, the Company may build pre-launch inventories of certain products which are pending required approval from the FDA and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch and FDA approval is expected in the near term and /or the related litigation will be resolved in the Company’s favor. The Company accounts for all costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) as a current period charge in accordance with U.S. GAAP.

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

Intangible Assets

The Company’s intangible assets include both finite lived and indefinite-lived assets. Finite lived intangible assets, consisting of marketed product rights and royalties received from product sales by the Company's third party partners, are amortized over the estimated useful life of the asset based on the pattern in which the economic benefits are expected to be consumed or otherwise used up or, if that pattern is not readily determinable, on a straight-line basis. Indefinite-lived intangible assets consist of acquired IPR&D product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. IPR&D assets acquired in a business combination are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, the Company will immediately expense the related capitalized cost.

Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. All of the Company's indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing requires management to estimate the future undiscounted cash flows of an intangible asset using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in the impairment testing. The Company recognizes an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value.

Goodwill

In accordance with FASB ASC Topic 350, "Goodwill and Other Intangibles," rather than recording periodic amortization, goodwill is subject to an annual assessment for impairment by applying a fair value based test. If the fair value of the reporting unit exceeds the reporting unit’s carrying value, including goodwill, then goodwill is considered not impaired, making further analysis not required. The Company considers the Impax Generics division and the Impax Specialty Pharma division operating segments to each be a reporting unit. The Company attributes $59.7 million of goodwill to the Impax Specialty Pharma division and $147.6 million of goodwill to the Impax Generics division.

The Company concluded the carrying value of goodwill was not impaired as of December 31, 2016 and 2015 as the fair value of the Impax Specialty Pharma division and the Impax Generics division exceeded their carrying value at each date. The Company performs its annual goodwill impairment test in the fourth quarter of each year. The Company estimated the fair value of the Impax Specialty Pharma division and the Impax Generics division using a discounted cash flow model for both the reporting unit and the enterprise. In addition, on a quarterly basis, the Company performs a review of its business operations to determine whether events or changes in circumstances have occurred which could have a material adverse effect on the estimated fair value of each reporting unit, and thus indicate a potential impairment of the goodwill carrying value. If such events or changes in circumstances were deemed to have occurred, the Company would perform an interim impairment analysis, which may include the preparation of a discounted cash flow model, or consultation with one or more valuation specialists, to determine the impact, if any, on the Company’s assessment of the reporting unit’s fair value.

Derivatives

The Company generally does not use derivative instruments or engage in hedging activities in its ordinary course of business. Prior to June 30, 2015, the Company had no derivative assets or liabilities and did not engage in any hedging activities. As a result of the Company’s June 30, 2015 issuance of the convertible senior notes described in “Note 13. Debt”, the conversion option of the notes temporarily met the criteria for an embedded derivative liability which required bifurcation and separate accounting. Concurrently with the issuance of the notes, the Company entered into a series of convertible note hedge and warrant transactions which in combination are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the notes. See “Note 14. Stockholders’ Equity” for additional information regarding the note hedge transactions and warrant transactions. While the warrants sold were classified as equity and recorded in additional paid-in capital, the call options purchased were temporarily classified as a bond hedge derivative asset on the Company’s consolidated balance sheet. The Company engaged a third-party valuation firm with expertise in valuing financial instruments to determine the fair value of the bond hedge derivative asset and conversion option derivative liability at each reporting period. The Company’s consolidated balance sheets reflected the fair value of the derivative asset and liability as of the reporting date, and changes in the fair value were reflected in current period earnings, as appropriate. As result of the amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock discussed in “Note 14. Stockholders’ Equity,” both the derivative asset and liability were reclassified to additional paid-in capital. The Company had no derivative assets or liabilities and did not engage in any hedging activities as of December 31, 2016 or 2015.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, covering a wide range of matters, including, among others, patent litigation, stockholder lawsuits, and product and clinical trial liability. The Company records accruals for such loss contingencies when it is probable a liability will have been incurred and the amount of loss can be reasonably estimated. The Company does not recognize gain contingencies until realized. The Company records an accrual for legal costs in the period incurred. A discussion of contingencies is included in “Note 21. Commitments and Contingencies” and “Note 22. Legal and Regulatory Matters”.

Deferred Financing Costs

The Company capitalizes direct costs incurred to obtain debt financing and amortizes these costs to interest expense using the effective interest method over the term of the debt. These costs are recorded as a debt discount and the unamortized costs are netted against the related debt on the Company’s consolidated balance sheets. For line-of-credit arrangements with no outstanding borrowing, the costs incurred to obtain the credit facility are amortized to interest expense using the straight-line method over the term of the line-of-credit arrangement. The unamortized balance is included in other assets on the Company’s consolidated balance sheets.

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

The Company accounts for material revenue arrangements which contain multiple deliverables in accordance with FASB ASC Topic 605-25, Revenue Recognition - Multiple Element Arrangements ("ASC 605-25"), which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

•	the delivered item has value to the customer on a stand-alone basis; and

•
if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.

Under ASC Topic 605-25, if both of the criteria above are not met, then separate accounting for the individual deliverables is not appropriate. Revenue recognition for arrangements with multiple deliverables constituting a single unit of accounting is recognized generally over the greater of the term of the arrangement or the expected period of performance, either on a straight-line basis or on a modified proportional performance method.

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

Impax Generics revenues, net, and Impax Specialty Pharma revenues, net

The Impax Generics revenues, net and Impax Specialty Pharma revenues, net include revenue recognized related to shipments of generic and branded pharmaceutical products to the Company’s customers, primarily drug wholesalers and retail chains. Gross sales revenue is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by the customer. Net revenues may include deductions from the gross sales price related to estimates for chargebacks, rebates and administrative fees, distribution service fees, returns, shelf-stock adjustments, and other pricing adjustments. The Company records an estimate for these deductions in the same period when revenue is recognized. A description of each of these gross-to-net deductions follows.

•	Chargebacks

The Company has agreements establishing contract prices for certain products with certain indirect customers, such as retail pharmacy chains, group purchasing organizations, managed care organizations, hospitals and government agencies who purchase products from drug wholesalers. The contract prices are lower than the prices the customer would otherwise pay to the wholesaler, and the price difference is referred to as a chargeback, which generally takes the form of a credit memo issued by the Company to reduce the invoiced gross selling price charged to the wholesaler. An estimated accrued provision for chargeback deductions is recognized at the time of product shipment. The primary factors considered when estimating the provision for chargebacks are the average historical chargeback credits given, the mix of products shipped, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors actual chargebacks granted and compares them to the estimated provision for chargebacks to assess the reasonableness of the chargeback reserve at each quarterly balance sheet date.

•	Rebates and Administrative Fees

The Company maintains various rebate and administrative fee programs with its customers in an effort to maintain a competitive position in the marketplace and to promote sales and customer loyalty. The rebates generally take the form of a credit memo to reduce the invoiced gross selling price charged to a customer for products shipped. An estimated accrued provision for rebate deductions is recognized at the time of product shipment. The primary factors the Company considers when estimating the provision for rebates are the average historical experience of aggregate payments issued, the mix of products shipped and the historical relationship of rebates as a percentage of total gross product sales, the contract terms and conditions of the various rebate programs in effect at the time of shipment, and the amount of inventory on hand at the major drug wholesalers with whom the Company does business. The Company also monitors actual rebates granted and compares them to the estimated provision for rebates to assess the reasonableness of the rebate reserve at each quarterly balance sheet date.

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

The Company applies the updated guidance of ASC 605-25 to the Strategic Alliance Agreement, as amended with Teva Pharmaceuticals USA , Inc., an affiliate of Teva Pharmaceutical Industries Limited (the “Teva Agreement”). The Company looks to the underlying delivery of goods and/or services which give rise to the payment of consideration under the Teva Agreement to determine the appropriate revenue recognition. The Company initially defers consideration received as a result of research and development-related activities performed under the Teva Agreement. The Company recognizes deferred revenue on a straight-line basis over the expected period of performance for such services. Consideration received as a result of the manufacture and delivery of products under the Teva Agreement is recognized at the time title and risk of loss passes to the customer, which is generally when product is received by Teva. The Company recognizes profit share revenue in the period earned.

OTC Partner revenue is related to agreements with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”) and L. Perrigo Company (“Perrigo”) with respect to the supply of the Company's over-the-counter pharmaceutical product Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets (the "D12 Product"). The OTC Partner sales channel is no longer a core area of the business, and the over-the-counter pharmaceutical products the Company sells through this sales channel are older products which are now only sold to Pfizer and Perrigo. The Company is currently only required to manufacture the over-the-counter pharmaceutical products under its agreements with Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned. During the quarter ended September 30, 2016, the Company sold the ANDAs for both the D12 Product and the Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets, in addition to other specified assets, to Perrigo pursuant to an asset purchase agreement with Perrigo dated as of March 31, 2016 (the "Perrigo APA"). Under the terms of the Perrigo APA, the Company will also continue to supply the D-12 Product to Pfizer and Perrigo until the date that is the earliest of (i) the date Perrigo’s manufacturing facility is approved to manufacture the D-12 Product and (ii) December 31, 2017 (the "Supply End Date"). On the Supply End Date, the Company will assign and transfer its supply agreement with Pfizer in its entirety to Perrigo in accordance with the Perrigo APA.

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

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are recorded as selling expense. Shipping costs were $3.7 million, $2.3 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and Development Expenses

Research and development activities are expensed as incurred and consist of self-funded research and development costs and costs associated with work performed by other participants under collaborative research and development agreements.

Share-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of FASB ASC Topic 718 “Stock Compensation.” Under FASB ASC Topic 718, the Company recognizes the grant date fair value of stock-based employee compensation as expense on a straight-line basis over the vesting period of the grant. The Company uses the Black Scholes option pricing model to determine the grant date fair value of employee stock options. The fair value of restricted stock awards is equal to the closing price of the Company’s stock on the date such award was granted.

Income Taxes

The Company provides for income taxes using the asset and liability method as required by FASB ASC Topic 740, “Income Taxes.” This approach recognizes the amount of federal, state, local and foreign taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequences of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates in the period during which they are signed into law. FASB ASC Topic 740 requires an assessment of whether valuation allowances are needed against deferred tax assets based upon consideration of all available evidence using a more likely than not standard. See "Note 19. Income Taxes" for further discussion of the Company’s valuation allowances.

FASB ASC Topic 740, Sub-topic 10 “Tax Positions,” defines the criterion an individual tax position must meet for any part of the benefit of the tax position to be recognized in financial statements prepared in conformity with generally accepted accounting principles. Under FASB ASC Topic 740, Sub-topic 10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority. Additionally, FASB ASC Topic 740, Sub-topic 10 provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the disclosure requirements of FASB ASC Topic 740, Sub-topic 10, the Company’s policy on income statement classification of interest and penalties related to income tax obligations is to include such items as part of total interest expense and other expense, respectively.

Other Comprehensive Income

The Company follows the provisions of FASB ASC Topic 220, ”Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined to include all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company recorded foreign currency translation gains and losses, which are reported as comprehensive income. Foreign currency translation gains (losses) for the years ended December 31, 2016, 2015 and 2014 were $2.6 million, $(4.5) million and $(7.1) million, respectively.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): “Simplifying the Measurement of Inventory,” with guidance regarding the accounting for and measurement of inventory. The update requires that inventory measured using first-in, first-out ("FIFO") shall be measured at the lower of cost and net realizable value. When there is evidence that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings in the period in which it occurs. The guidance will be effective for annual and interim periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with guidance regarding the accounting for and disclosure of leases. The update requires lessees to recognize all leases, including operating leases, with a term greater than 12 months on the balance sheet. This update also requires lessees and lessors to disclose key information about their leasing transactions. The guidance will be effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements and related disclosures. The Company's expects the implementation of this standard to have an impact on its consolidated financial statements and related disclosures as it has aggregate future minimum lease payments of $30.2 million as of December 31, 2016 under the current portfolio of non-cancelable leases for land, office space, and manufacturing, warehouse and research and development facilities with various expiration dates between April 2017 and October 2021. The Company anticipates recognition of additional assets and corresponding liabilities related to these leases on its consolidated balance sheet.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 915): "Contingent Put and Call Options in Debt Instruments," with guidance regarding the accounting for embedded derivatives related to debt contracts. The update clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. The update also indicates that entities are not required to separately assess whether the contingency itself is clearly and closely related. The guidance will be effective for annual and interim periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-Based Payment Accounting," with guidance regarding the simplification of accounting for share-based payment award transactions. The update changes the accounting for such areas as the accounting and cash flow classification for excess tax benefits and deficiencies; forfeitures; and tax withholding requirements and cash flow classification. The guidance will be effective for annual and interim periods beginning after December 15, 2016. The Company will adopt the new guidance effective January 1, 2017 and has elected to eliminate the use of a forfeiture rate estimate in the determination of share-based compensation expense for restricted stock awards using the modified retrospective transition method, which will result in an estimated $1.4 million charge to opening retained earnings. In addition, the Company will present the cash paid for tax withholdings on stock options exercised and restricted stock awards vested in financing as opposed to the historical presentation in operating cash flows. Excess tax benefits or deficiencies, historically recorded to additional paid-in capital, will upon adoption be recorded to income tax expense as they occur.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): "Classification of Certain Cash Receipts and Cash Payments," with guidance intended to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified within the statement of cash flows. The update addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, the settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)), distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The guidance will be effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.
In October 2016, the FASB issued ASU-2016-16, Income Taxes (Topic 740): "Intra-Entity Transfers of Assets Other Than Inventory," with guidance intended to more faithfully represent the economics of intra-entity asset transfers. The update clarifies that entities must recognize the income tax consequences of intra-entity asset transfers, other than inventory, when the transfer occurs. The guidance will be effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In December 2016, the FASB issued ASU-2016-19, Technical Corrections and Improvements, with amendments that cover a wide range of topics in the Accounting Standards Codification. This update includes amendments related to differences between original guidance and the Accounting Standards Codification, guidance clarification and reference corrections, simplifications to the Accounting Standards Codification, and minor improvements to the guidance. Most of the amendments do not require transition guidance and are effective upon issuance of the update. However, six amendments clarify guidance or correct references in the Accounting Standards Codification that could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance. Early adoption is permitted for the amendments that require transition guidance. The Company adopted this guidance during 2016, and it did not have a material effect on the Company’s consolidated financial statements.
6. FAIR VALUE MEASUREMENT AND FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of December 31, 2016 and 2015 due to their short-term nature.

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

•	Level 3 - Inputs are unobservable and reflect the Company's own assumptions, based on the best information available, including the Company's own data.

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2016 and 2015 are indicated below (in thousands):

	As of December 31, 2016
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan assets(1)	$37,382	$37,382	$—	$37,382	$—
Liabilities
Term Loan Facility due August 2021, current portion (2)	$20,000	$20,000	$—	$20,000	$—
Term Loan Facility due August 2021, long-term portion (2)	$375,000	$375,000	$—	$375,000	$—
2% Convertible Senior Notes due June 2022 (3)	$600,000	$469,800	$469,800	$—	$—
Deferred Compensation Plan liabilities (1)	$28,582	$28,582	$—	$28,582	$—
Contingent consideration (4)	$31,048	$31,048	$—	$—	$31,048

	As of December 31, 2015
			Fair Value Measurement Based on
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Deferred Compensation Plan assets(1)	$30,726	$30,726	$—	$30,726	$—
Liabilities
2% Convertible Senior Notes due June 2022 (3)	$600,000	$602,250	$602,250	$—	$—
Deferred Compensation Plan liabilities (1)	$25,581	$25,581	$—	$25,581	$—

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

(2)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets as of December 31, 2016 and 2015 represents the unaccreted discount related to deferred debt issuance costs.

(3)
The difference between the amount shown as the carrying value in the above tables and the amount shown on the Company’s consolidated balance sheets at December 31, 2016 and 2015 represents the unaccreted discounts related to deferred debt issuance costs and bifurcation of the conversion feature of the notes.

(4)
The contingent consideration liability is a non-current liability representing future consideration potentially payable to Teva upon the achievement of specified commercialization events related to methylphenidate hydrochloride in accordance with the Termination Agreement related to the Teva Transaction as described in "Note 2. Business Acquisitions." A discounted cash flow valuation model was used to value the contingent consideration. The valuation is based on significant unobservable inputs, including the probability and timing of successful product launch and the expected number of competitors at the time of launch and the launch anniversary date. The Company conducts a quarterly review of the underlying inputs and assumptions and significant changes in unobservable inputs could result in material changes to the contingent consideration liability. Changes in the value of the contingent consideration liability are included in "Other income (expense)" on the Company's consolidated statements of operations. A 5% increase or decrease in the probability of successful product launch would cause the fair value of the contingent consideration to both increase and decrease by $1.6 million, respectively. An increase or decrease in the number of competitors at the date of the product launch or the first anniversary would cause the fair value of the contingent consideration to decrease by $13.4 million and increase by $5.1 million, respectively. The maximum aggregate amount in contingent consideration payments the Company could be expected to make to Teva in accordance with the Termination Agreement related to methylphenidate hydrochloride is $40.0 million.

The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended December 31, 2016 (in thousands):

	As of December 31, 2015	Completion of Teva Transaction August 3, 2016	Change in Fair Value Included in Earnings (1)	As of December 31, 2016
Contingent consideration	—	$30,100	$948	$31,048

(1)	Earnings effect is included in Other, net in Other income (expense) in the Company's consolidated statement of operations.

7. SHORT-TERM INVESTMENTS

Prior to December 31, 2014, the Company invested its excess cash in high quality (AAA-rated) short-maturity marketable debt securities, such as commercial paper and corporate bonds. The Company historically held all of its investments in marketable debt securities until maturity. Accordingly, these investments were accounted for as “held-to-maturity” securities and were recorded at amortized cost, which approximated fair value. During the first quarter of 2015, the Company allowed all of its investments in marketable debt securities to mature. The proceeds from these maturities of $200.1 million were used to fund part of the Tower Acquisition on March 9, 2015. The Company held no short-term investments as of December 31, 2016 and 2015.

8. ACCOUNTS RECEIVABLE

The composition of accounts receivable, net is as follows (in thousands):

	December 31, 2016	December 31, 2015
Gross accounts receivable (1)	$780,865	$738,730
Less: Rebate reserve	(277,800)	(265,229)
Less: Chargeback reserve	(154,686)	(102,630)
Less: Distribution services reserve	(18,318)	(12,576)
Less: Discount reserve	(17,957)	(18,657)
Less: Uncollectible accounts reserve (2)	(54,736)	(15,187)
Accounts receivable, net	$257,368	$324,451

(1) Includes estimated $40.3 million and $40.6 million as of December 31, 2016 and 2015, respectively, receivable due from Turing for reimbursement of Daraprim® chargebacks and Medicaid rebate liabilities.

(2) As a result of the uncertainty of collection that developed since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company recorded a reserve of $48.0 million as of March 31, 2016, which represented the full amount of the estimated receivable due from Turing. See "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for additional information regarding the Turing receivable. During the fourth quarter of 2016, the Company received a $7.7 million payment from Turing, which reduced the reserve balance to $40.3 million as of December 31, 2016.
A roll-forward of the rebate and chargeback reserves activity for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
Rebate reserve	2016	2015	2014
Beginning balance	$265,229	$88,812	$88,449
Acquired balances	—	75,447	—
Provision recorded during the period for Impax Generics rebates	740,758	571,642	260,747
Credits issued during the period for Impax Generics rebates	(728,187)	(470,672)	(260,384)
Ending balance	$277,800	$265,229	$88,812

The payment mechanisms for rebates in the Impax Generics and Impax Specialty Pharma divisions are different, which impacts the location on the Company's consolidated balance sheets. Impax Specialty Pharma rebates are classified as "Accrued expenses" on the Company's consolidated balance sheets.

	Years Ended December 31,
	2016	2015	2014
Chargeback reserve
Beginning balance	$102,630	$43,125	$37,066
Acquired balances	—	24,532	—
Provision recorded during the period	1,014,108	833,157	487,377
Credits issued during the period	(962,052)	(798,184)	(481,318)
Ending balance	$154,686	$102,630	$43,125

9. INVENTORY

Inventory, net of carrying value reserves, as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials	$53,808	$52,366
Work in-process	3,280	4,417
Finished goods	130,879	82,311
Total inventory	187,967	139,094
Less: Non-current inventory	12,737	13,512
Total inventory-current	$175,230	$125,582

Inventory carrying value reserves were $38.0 million and $24.1 million as of December 31, 2016 and 2015, respectively.

The Company recognizes pre-launch inventories at the lower of its cost or the expected net selling price. Cost is determined using a standard cost method, which approximates actual cost, and assumes a FIFO flow of goods. Costs of unapproved products are the same as approved products and include materials, labor, quality control, and production overhead. When the Company concludes FDA approval is expected within approximately six months, the Company will generally begin to schedule manufacturing process validation studies as required by the FDA to demonstrate the production process can be scaled up to manufacture commercial batches. Consistent with industry practice, the Company may build quantities of pre-launch inventories of certain products pending required final FDA approval and/or resolution of patent infringement litigation, when, in the Company’s assessment, such action is appropriate to prepare for the anticipated commercial launch, FDA approval is expected in the near term, and/or the related litigation will be resolved in the Company’s favor. The capitalization of unapproved pre-launch inventory involves risks, including, among other items, FDA approval of product may not occur; approvals may require additional or different testing and/or specifications than used for unapproved inventory; and, in cases where the unapproved inventory is for a product subject to litigation, the litigation may not be resolved or settled in favor of the Company. If any of these risks were to materialize and the launch of the unapproved product delayed or prevented, then the net carrying value of unapproved inventory may be partially or fully reserved. Generally, the selling price of a generic pharmaceutical product is at discount from the corresponding brand product selling price. Typically, a generic drug is easily substituted for the corresponding branded product, and once a generic product is approved, the pre-launch inventory is typically sold within the subsequent three months. If the market prices become lower than the product inventory carrying costs, then the pre-launch inventory value is reduced to such lower market value. If the inventory produced exceeds the estimated market acceptance of the generic product and becomes short-dated, a carrying value reserve will be recorded. In all cases, the carrying value of the Company's pre-launch product inventory is lower than the respective estimated net selling prices. The carrying value of unapproved inventory less reserves was $29.2 million and $8.7 million at December 31, 2016 and 2015, respectively.

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

10. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Land	$5,603	$5,773
Buildings and improvements	174,303	165,322
Equipment	143,818	135,998
Office furniture and equipment	15,767	14,548
Construction-in-progress	50,191	25,659
Property, plant and equipment, gross	389,682	347,300
Less: Accumulated depreciation	(156,310)	(133,144)
Property, plant and equipment, net	$233,372	$214,156

Depreciation expense was $29.1 million, $25.5 million and $20.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Unpaid vendor invoices relating to purchases of property, plant and equipment of $4.0 million, $4.5 million and $1.9 million, which were accrued as of December 31, 2016, 2015 and 2014, respectively, have been excluded from the purchase of property, plant, and equipment and the change in accounts payable and accrued expenses in the Company’s consolidated statements of cash flows.

11. INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

The Company's intangible assets include both finite lived and indefinite-lived assets. Finite lived intangible assets, consisting of marketed product rights and royalties received from product sales by the Company's third party partners, are amortized over the estimated useful life of the asset based on the pattern in which the economic benefits are expected to be consumed or otherwise used up or, if that pattern is not readily determinable, on a straight-line basis. The remaining weighted-average amortization period for the Company's finite lived intangible assets not yet fully amortized is 8.2 years as of December 31, 2016. Indefinite-lived intangible assets consist of acquired IPR&D product rights and acquired future royalty rights to be paid based on other companies’ net sales of products not yet approved. IPR&D assets acquired in a business combination are considered indefinite-lived until the completion or abandonment of the associated research and development efforts. Amortization over the estimated useful life will commence at the time of the respective product’s launch. If FDA approval to market the product is not obtained, the Company will immediately expense the related capitalized cost.

Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. All of the Company's indefinite-lived intangible assets are tested for impairment at least annually during the fourth quarter of the fiscal year, or more often if indicators of impairment are present. Impairment testing requires management to estimate the future undiscounted cash flows of an intangible asset using assumptions believed to be reasonable, but which are unpredictable and inherently uncertain. Actual future cash flows may differ from the estimates used in the impairment testing. The Company recognizes an impairment loss when and to the extent that the estimated fair value of an intangible asset is less than its carrying value.

The following tables show the gross carrying values and accumulated amortization, where applicable, of the Company’s intangible assets by type for the consolidated balance sheets presented (in thousands):

December 31, 2016	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$524,733	$(139,245)	$385,488
Royalties	339	(339)	—
	525,072	(139,584)	385,488
Non-amortized intangible assets:
Acquired IPR&D product rights	232,576	—	232,576
Acquired future royalty rights	2,402	—	2,402
	234,978	—	234,978
Total intangible assets	$760,050	$(139,584)	$620,466

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Amortized intangible assets:
Marketed product rights	$458,675	$(82,906)	$375,769
Royalties	2,200	(189)	2,011
	460,875	(83,095)	377,780
Non-amortized intangible assets:
Acquired IPR&D product rights	145,640	—	145,640
Acquired future royalty rights	78,600	—	78,600
	224,240	—	224,240
Total intangible assets	$685,115	$(83,095)	$602,020

During the first quarter of 2016, the Company capitalized $3.5 million of milestone payments due to an affiliate of Teva under the terms of the product agreement between the parties and related to the FDA's approval and the Company's subsequent commercial launch of Emverm® (mebendazole) 100 mg chewable tablets. See "Note 20. Alliance and Collaboration Agreements" for additional information related to the Mebendazole Product Agreement. As of December 31, 2015, the Emverm® acquired IPR&D product right had a carrying value of $82.8 million, which was the fair value assigned by the Company during the purchase price allocation accounting for the Tower Acquisition. As a result of the Company's commercial launch of the product during the first quarter of 2016, the Company transferred the total $86.3 million of asset value from non-amortized, indefinite-lived acquired IPR&D product rights to amortized, finite-lived marketed product rights and began amortization of the asset. The Emverm® marketed product right intangible asset will be amortized over an estimated useful life of nine years based on the pattern of economic benefit expected to be realized through 2024.
During the second quarter of 2016, the Company recognized a total of $1.5 million of charges within cost of revenues impairment charges on the Company's consolidated statement of operations related to two currently marketed products, which were acquired as part of the Tower Acquisition, primarily due to active pharmaceutical ingredient ("API") supply issues and minimal sales activity, resulting in immediate discontinuation of one product and rapid phase-out of the other. Additionally, one of the Company's IPR&D generic products, also acquired as part of the Tower Acquisition, was determined to be impaired as a result of the commercial launch of a competitor's generic product, resulting in a $1.0 million charge to in-process research and development impairment charges on the Company's consolidated statement of operations.
During the third quarter of 2016, the Company recorded $613.0 million of intangible asset additions as a result of the Teva Transaction, of which $455.5 million were amortized, finite-lived marketed product rights and $157.5 million were non-amortized, indefinite-lived acquired IPR&D product rights. Refer to "Note 2. Business Acquisitions" for additional information on the Teva Transaction. Pursuant to the Termination Agreement, the Company reacquired its full commercial rights to its pending ANDA for the generic equivalent to Concerta® (methylphenidate hydrochloride), a product candidate the Company had acquired in the Tower Acquisition that the Company had previously partnered with Teva USA, in accordance with the terms of the Strategic Alliance Agreement, as amended, pursuant to which each party would retain 50% of the gross profit realized upon sales of the product following approval. The Company's 50% interest in this product was previously considered a non-amortized, indefinite-lived acquired future royalty right owing to the fact that Teva would sell the product upon receiving FDA approval and pay the Company 50% of the gross profit realized. Upon reacquisition of Teva's interest in this product, the $70.8 million asset value of the Company's 50% interest, determined at the time of the Tower Acquisition, was transferred to non-amortized, indefinite-lived acquired IPR&D products rights, as reflected in the tables above.
In addition to the intangible asset additions resulting from the Teva Transaction as described above, during the third quarter of 2016, the Company also commercially launched two products, resulting in the transfer of $11.0 million of asset value from non-amortized, indefinite-lived acquired IPR&D product rights to amortized, finite-lived marketed products rights.
Upon closing the Teva Transaction on August 3, 2016, the Company initiated the process of transferring and securing Teva’s and Allergan’s customers for the acquired products to its account. The Company assumed certain price concessions would occur following the closing, however, the Company elected to take additional price reductions on certain of the acquired products in order to retain key customers. These reductions produced significantly lower than expected operating cash flows from the Acquired Product Lines and triggered an impairment analysis. The Company's impairment analysis for the third quarter of 2016 resulted in the recognition of a total $251.0 million non-cash impairment charge to earnings. Of the total $251.0 million impairment charge, $248.0 million was recorded in cost of revenues impairment charges and $3.0 million was recorded in in-process research and development impairment charges, each in the Company’s consolidated statement of operations for the third quarter of 2016.
Certain other non-cash impairment charges unrelated to the Teva Transaction were also recorded in the third quarter of 2016. During the third quarter of 2016, the Company also recognized a total of $34.2 million of intangible asset impairment charges, of which $8.5 million was recognized in cost of revenues impairment charges on the Company's consolidated statement of operations and attributable to the full impairment of three marketed products and one third-party partnered product where the Company received royalties from the sale of such product. The affected products were manufactured in the Company's Middlesex, New Jersey facility, which the Company is in the process of closing as discussed in "Note 18. Restructurings." The products were discontinued for several reasons, including the inability to efficiently transfer technology to another manufacturing site, the inability to continue to secure API from third parties on a timely basis, and/or minimal current and projected sales activity. The remaining $25.7 million of impairment charges recognized by the Company during the third quarter of 2016 were recognized in in-process research and development impairment charges and related to two of the Company's IPR&D product rights acquired in the Tower Acquisition due to delays in expected start of commercialization and lower pricing amid highly competitive market conditions, resulting in lower expected future cash flows.
During the fourth quarter of 2016, the Company recognized a total of $253.9 million of intangible asset impairment charges, of which $230.6 million was recognized in cost of revenues impairment charges and $23.3 million was recognized in in-process research and development impairment charges on the Company's consolidated statement of operations. More than half of the total impairment charges incurred during the fourth quarter of 2016 was attributable to the Company’s epinephrine auto-injector product, which was acquired as part of the Tower Acquisition. The impairment charge on the epinephrine auto-injector product was triggered by current and projected price degradation as a result of changes in the pricing environment and additional competition. The Company also experienced even further price reductions on certain of the products acquired as part of the Teva Transaction during the fourth quarter of 2016, resulting in $57.4 million of additional intangible asset impairment charges, of which $53.7 million was recorded to cost of revenues impairment charges and $3.7 million was recorded to in-process research and development impairment charges. In addition, the Company recognized $36.3 million of intangible asset impairment related to its anthelmintic product franchise, of which $24.3 million was recorded to cost of revenues impairment charges and $12.0 million was recorded to in-process research and development impairment charges. The $24.3 million charge was attributable to lower than expected script volume for Emverm®. The $12.0 million charge recorded to in-process research and development during the fourth quarter of 2016 was attributable to a decision by the Company's management during the fourth quarter of 2016 to cease development on a next-generation version of Albenza® as a result of continued difficulties sourcing the API. The remainder of the fourth quarter of 2016 impairment charges were primarily attributable to the products acquired as part of the Tower Acquisition and resulted from lower current and/or forecasted pricing amid highly competitive market conditions, resulting in lower forecasted future cash flows.

As a result of the annual intangible asset impairment testing performed during the fourth quarter of 2015, the Company recorded an impairment charge of $13.7 million, of which $7.3 million was recorded in cost of revenues impairment charges and $6.4 million was recorded in in-process research and development impairment charges in the Company's consolidated statement of operations. For the year ended December 31, 2015, the $13.7 million impairment charge was generally attributable to deteriorating market conditions for a small number of marketed products or, for acquired IPR&D product rights, a delay to the anticipated product launch or an economic decision by management not to move forward with the development or marketing of a product. The Company recorded an impairment charge of $2.9 million to cost of revenues impairment charges in 2014 as a result of continued severe price erosion on one of its marketed products, which price erosion began in 2013 and previously resulted in an impairment of the asset.

The Company recognized amortization expense of $56.4 million, $40.2 million and $11.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, in cost of revenues in the consolidated statements of operations presented. The following table shows the expected future amortization of the Company’s finite lived intangible assets as of December 31, 2016 (in thousands):

For the years ending December 31,	Amortization Expense
2017	$66,651
2018	69,718
2019	61,808
2020	48,555
2021	34,880
Thereafter	103,876
Total	$385,488

Goodwill

Goodwill on the Company’s consolidated balance sheets at December 31, 2016 and 2015 was the result of the 2015 Tower Acquisition and the 1999 merger of Impax Pharmaceuticals, Inc. with Global Pharmaceuticals Corporation. Goodwill had a carrying value of $207.3 million and $210.2 million at December 31, 2016 and 2015, respectively. The change in the carrying value during the year ended December 31, 2016 compared to December 31, 2015 was attributable to the finalization of the purchase price allocation during the first quarter of 2016 for the Tower Acquisition as a result of the completion and filing of federal and state tax returns for the various entities acquired. This resulted in a first quarter adjustment of $1.8 million and a fourth quarter adjustment of $1.1 million to goodwill during the year ended December 31, 2016. At December 31, 2016, the Company attributed $147.6 million and $59.7 million to the Impax Generics division and the Impax Specialty Pharma division, respectively. The Company concluded based on the results of the annual testing performed that the carrying value of goodwill was not impaired as of December 31, 2016 or 2015.

12. ACCRUED EXPENSES

The following table sets forth the Company’s accrued expenses (in thousands):

	December 31, 2016	December 31, 2015
Payroll-related expenses	$37,986	$37,419
Product returns	72,888	48,950
Accrued shelf stock	7,032	6,619
Government rebates (1)	72,063	91,717
Legal and professional fees	8,395	5,929
Income taxes payable	—	830
Physician detailing sales force fees	—	1,132
Interest payable	544	500
Estimated Teva and Allergan chargebacks and rebates (2)	14,813	—
Other	17,290	11,615
Total accrued expenses	$231,011	$204,711

(1) Includes estimated $6.8 million and $40.6 million as of December 31, 2016 and 2015, respectively, of liabilities for Daraprim® chargebacks and rebates resulting from utilization by Medicaid, Medicare and other federal, state and local governmental programs, health plans and other health care providers for product sold under the Company’s labeler code, which amounts are subject to reimbursement by Turing in accordance with the terms of the Company's purchase agreement with Turing. The Company made payments of $33.5 million on Turing's behalf during 2016. See "Note 4. Summary of Significant Accounting Policies - Concentration of Credit Risk" for additional information related to the Turing receivable.
(2) As discussed in "Note 2. Business Acquisitions," pursuant to certain agreed upon transition related services by and among the Company, Teva and Allergan after the closing of the Teva Transaction, the Company agreed to manage the payment process for certain commercial chargebacks and rebates on behalf of Teva and Allergan related to products each of Teva and Allergan sold into the channel prior to the Company's acquisition of the products. On August 18, 2016, the Company received a payment totaling $42.4 million from Teva and Allergan, which represented their combined estimate of the amount of commercial chargebacks and rebates to be paid by the Company on their behalf to wholesalers who purchased products from Teva and Allergan prior to the closing. Pursuant to the agreed upon transition services, Teva and Allergan are obligated to reimburse the Company for additional payments related to chargebacks and rebates for products they sold into the channel prior to the closing and made on their behalf in excess of the $42.4 million. If the total payments made by the Company on behalf of Teva and Allergan are less than $42.4 million, the Company is obligated to refund the difference to Teva and/or Allergan. As of December 31, 2016, the Company had paid $27.6 million related to chargebacks and rebates as described above and $14.8 million remained in accrued expenses on the Company's consolidated balance sheet.

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

A rollforward of the return reserve activity for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Returns reserve
Beginning balance	$48,950	$27,174	$28,089
Acquired balances	—	11,364	—
Provision related to sales recorded in the period	52,383	43,967	12,016
Credits issued during the period	(28,445)	(33,555)	(12,931)
Ending balance	$72,888	$48,950	$27,174

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
The Amended and Restated Credit Agreement contains certain negative covenants (subject to exceptions, materiality thresholds and other allowances) including, without limitation, negative covenants that limit the Company's and its restricted subsidiaries' ability to incur additional debt, guarantee other obligations, grant liens on assets, make loans, acquisitions or other investments, dispose of assets, make optional payments in connection with or modify certain debt instruments, pay dividends or make other payments on capital stock, engage in mergers or consolidations, enter into arrangements that restrict the Company's and its restricted subsidiaries' ability to pay dividends or grant liens, engage in transactions with affiliates, or change its fiscal year. The Amended and Restated Credit Agreement also includes a financial maintenance covenant whereby the Company must not permit its total net leverage ratio in any 12-month period to exceed 5.00:1.00, as tested at the end of each fiscal quarter. The Company was in compliance with all of its covenants under the Amended and Restated Credit Agreement as of December 31, 2016.
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

The full amount of proceeds from the Term Loan Facility of $400.0 million, along with $196.4 million of cash were used to finance the Teva Transaction (including transaction costs) at closing on August 3, 2016. As of December 31, 2016, the full amount of the $200.0 million Revolving Credit Facility remains available to the Company for working capital and other general corporate purposes.
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
For the period of August 3, 2016 through December 31, 2016, the Company recognized $6.9 million of interest expense related to the Term Loan Facility, of which $6.0 million was cash and $0.9 million was non-cash accretion of the debt discount recorded for deferred debt issuance costs. As of December 31, 2016, the Term Loan Facility had a carrying value of $384.9 million, of which $17.7 million is classified as current debt and $367.2 million is classified as long-term debt on the Company's consolidated balance sheets. The Term Loan Facility requires quarterly principal payments of $5.0 million beginning from December 2016 through June 2021, and the remaining principal balance is payable in August 2021. As of December 31, 2016, the outstanding principal amount for the Term Loan Facility was $395.0 million.
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

The conversion rate for the Notes is initially set at 15.7858 shares per $1,000 of principal amount, which is equivalent to an initial conversion price of $63.35 per share of the Company’s common stock. If a Make-Whole Fundamental Change (as defined in the Indenture) occurs or becomes effective prior to the maturity date and a holder elects to convert its Notes in connection with the Make-Whole Fundamental Change, the Company is obligated to increase the conversion rate for the Notes so surrendered by a number of additional shares of the Company’s common stock as prescribed in the Indenture. Additionally, the conversion rate is subject to adjustment in the event of an equity restructuring transaction such as a stock dividend, stock split, spinoff, rights offering, or recapitalization through a large, nonrecurring cash dividend (“standard antidilution provisions,” per FASB ASC 815-40, Contracts in Entity’s Own Equity ("ASC 815-40")).

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

At the June 30, 2015 issuance date of the Notes, the Company did not have the necessary number of authorized but unissued shares of its common available to share-settle the conversion option of the Notes. Therefore, in accordance with guidance found in FASB ASC 470-20, Debt with Conversion and Other Options, and FASB Topic ASC 815-15, Embedded Derivatives, the conversion option of the Notes was deemed an embedded derivative requiring bifurcation from the Notes (host contract) and separate accounting as a derivative liability. The fair value of the conversion option derivative liability at June 30, 2015 was $167.0 million, which was recorded as a reduction to the carrying value of the debt and will be accreted to interest expense over the term of the debt using the effective interest method. Although the Company subsequently amended the Company's Restated Certificate of Incorporation to increase the authorized number of shares of the Company's common stock in December 2015, the debt discount remains and continues to be accreted to interest expense. See "Note 14. Stockholders' Equity" for additional information.

In connection with the issuance of the Notes, the Company incurred $18.7 million of debt issuance costs for banking, legal and accounting fees and other expenses. This amount was also recorded on the Company’s balance sheet as a reduction to the carrying value of the debt and is being accreted to interest expense over the term of the debt using the effective interest method.

For the years ended December 31, 2016 and 2015, the Company recognized $33.8 million and $16.3 million, respectively, of interest expense related to the Notes, of which $12.0 million and $6.0 million, respectively, was cash and $21.8 million and $10.3 million, respectively, was non-cash accretion of the debt discounts recorded. As the Notes mature in 2022, they have been classified as long-term debt on the Company’s consolidated balance sheets, with a carrying value of $446.4 million and $424.6 million as of December 31, 2016 and 2015, respectively. Accrued interest payable on the Notes of $0.5 million as of both December 31, 2016 and 2015 was included in accrued expenses on the Company's consolidated balance sheets.

Loss on Early Extinguishment of Debt – Barclays $435.0 million Term Loan

In connection with the Tower Acquisition during the first quarter of 2015, the Company entered into a $435.0 million senior secured term loan facility (the “Barclays Term Loan”) and a $50.0 million senior secured revolving credit facility (the “Barclays Revolver” and collectively with the Barclays Term Loan, the “Barclays Senior Secured Credit Facilities”), pursuant to a credit agreement, dated as of March 9, 2015, by and among the Company, the lenders party thereto from time to time and Barclays Bank PLC ("Barclays"), as administrative and collateral agent (the “Barclays Credit Agreement”). In connection with the Barclays Senior Secured Credit Facilities, the Company incurred debt issuance costs for banking, legal and accounting fees and other expenses of $17.8 million, which were previously reflected as a discount to the carrying value of the debt on the Company's consolidated balance sheet in accordance with ASU 2015-03. Prior to repayment of the Barclays Term Loan on June 30, 2015, this debt discount was accreted to interest expense over the term of the loan using the effective interest rate method.

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

For the six months ended June 30, 2015, the Company incurred total interest expense related to the Barclays Term Loan of $10.7 million, of which $9.8 million was cash and $0.9 million was non-cash accretion of the debt discount recorded. In addition, included in interest expense for 2015 is a $2.3 million ticking fee paid to Barclays during the first quarter of 2015, prior to the funding of the Barclays Senior Secured Credit Facilities on March 9, 2015, to lock in the financing terms from the lenders’ commitment of the Barclays Term Loan until the actual allocation of the loan occurred at the closing of the Tower Acquisition.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

Pursuant to its Restated Certificate of Incorporation (the “Certificate of Incorporation”), the Company is authorized to issue 2,000,000 shares of “blank check” preferred stock, $0.01 par value per share, which enables the Board of Directors, from time to time, to create one or more new series of preferred stock. Each series of preferred stock issued can have the rights, preferences, privileges and restrictions designated by the Board of Directors. The issuance of any new series of preferred stock could affect, among other things, the dividend, voting, and liquidation rights of the Company’s common stock. The Company had no preferred stock issued or outstanding as of December 31, 2016 and 2015.

Common Stock

Pursuant to its Certificate of Incorporation, the Company is authorized to issue 150,000,000 shares of common stock, $0.01 par value per share, of which 73,948,340 shares have been issued and 73,704,611 shares were outstanding as of December 31, 2016. In addition, the Company had reserved for issuance the following amounts of shares of its common stock for the purposes described below as of December 31, 2016 (in thousands):

Shares issued	73,948
Stock options outstanding (1)	2,234
Conversion of Notes payable (2)	9,471
Warrants outstanding (see below)	9,471
Total shares of common stock issued and reserved for issuance	95,124

(1)  See “Note 16. Share-Based Compensation”
(2)  See “Note 13. Debt”

Warrants

As discussed in “Note 13. Debt”, on June 30, 2015, the Company entered into a series of Note Hedge Transactions and Warrant Transactions with a financial institution which are designed to reduce the potential dilution to the Company’s stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the Notes. Pursuant to the Warrant Transactions, the Company sold to a financial institution 9.47 million warrants to purchase the Company’s common stock, for which it received proceeds of $88.3 million. The warrants have an exercise price of $81.277 per share (subject to adjustment), are immediately exercisable, and have an expiration date of September 15, 2022.

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

During the year ended December 31, 2015, the Company recognized in its consolidated statement of operations $13.0 million of net expense related to the change in the fair value of the former derivative asset and liability. There was no comparable expense recognized in 2016.

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

The following is a reconciliation of basic and diluted net income (loss) per share of common stock for the three years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Years Ended December 31,
	2016		2015		2014
Basic (Loss) Earnings Per Common Share:
Net (loss) income	$(472,031)		$38,997		$57,353
Weighted-average common shares outstanding	71,147		69,640		68,186
Basic (loss) earnings per share	$(6.63)		$0.56		$0.84

Diluted (Loss) Earnings Per Common Share:
Net (loss) income	$(472,031)		$38,997		$57,353
Add-back of interest expense on outstanding convertible notes payable, net of tax	—	(1)	—	(2)	—	(3)
Adjusted net (loss) income	$(472,031)		$38,997		$57,353

Weighted-average common shares outstanding	71,147		69,640		68,186
Weighted-average incremental shares related to assumed exercise of warrants and stock options, vesting of non-vested shares and ESPP share issuance	—	(4)	2,387	(5)	2,344
Weighted-average incremental shares assuming conversion of outstanding notes payable	—	(1)	—	(2)	—	(3)
Diluted weighted-average common shares outstanding	71,147	(4)	72,027	(6)	70,530	(7)
Diluted net (loss) income per share	$(6.63)		$0.54		$0.81

(1)
For the year ended December 31, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. Accordingly, there were no numerator or denominator adjustments related to the Company's outstanding Notes.

(2)
The numerator and denominator adjustments related to the Company’s convertible notes payable were excluded from the computation because the add-back of interest expense, net of tax, to the numerator had a greater effect on the quotient than the inclusion of the incremental shares assuming conversion of the convertible notes payable in the denominator, resulting in anti-dilution.

(3)	Not applicable to the period presented.

(4)
For the year ended December 31, 2016, the Company incurred a net loss, which cannot be diluted, so basic and diluted loss per common share were the same. As of December 31, 2016, shares issuable but not included in the Company's calculation of diluted EPS, which could potentially dilute future earnings, included 9.47 million warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 2.2 million stock options outstanding and 2.2 million non-vested restricted stock awards.

(5)
As of December 31, 2015, the approximately 9.47 million warrants outstanding have been excluded from the denominator of the diluted EPS computation under the treasury stock method because the exercise price of the warrants exceeds the average market price of the Company’s common stock for the period, so inclusion in the calculation would be anti-dilutive.

(6)
As of December 31, 2015, shares issuable but not included in the Company’s calculation of diluted EPS, which could potentially dilute future earnings, included 9.47 million for warrants outstanding, 9.47 million shares for conversion of outstanding Notes payable, 1.7 million stock options outstanding and 1.5 million non-vested restricted stock awards.

(7)
For the year ended December 31, 2014, the Company excluded 0.9 million stock options from the computation of diluted net income per common share as the effect of these options would have been anti-dilutive.

16. SHARE-BASED COMPENSATION

The Company recognizes the grant date fair value of each option and share of restricted stock over its vesting period. Stock options and restricted stock awards are granted under the Company’s Third Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”), generally vest over a four year period and, in the case of stock options, have a term of ten years.

Impax Laboratories, Inc. 1999 Equity Incentive Plan ("1999 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company's 1999 Plan is 5,000,000 shares. There were 938, 10,938 and 30,438 stock options outstanding as of December 31, 2016, 2015 and 2014, respectively, under the 1999 Plan.

Impax Laboratories, Inc. Third Amended and Restated 2002 Equity Incentive Plan ("2002 Plan")

The aggregate number of shares of common stock authorized for issuance pursuant to the Company's 2002 Plan is 15,950,000 shares. There were 2,233,393, 2,394,433 and 3,006,367 stock options outstanding as of December 31, 2016, 2015 and 2014, respectively, and 2,160,127, 2,146,498 and 2,327,176 non-vested restricted stock awards outstanding as of December 31, 2016, 2015 and 2014, respectively, under the 2002 Plan.

The stock option activity for all of the Company’s equity compensation plans noted above is summarized as follows:

Stock Options	Number of Shares Under Option	Weighted- Average Exercise Price per Share
Outstanding at December 31, 2013	3,770,905	$14.01
Options granted	386,600	25.27
Options exercised	(778,112)	13.76
Options forfeited	(337,213)	20.48
Outstanding at December 31, 2014	3,042,180	$14.78
Options granted	406,950	41.27
Options exercised	(1,042,198)	9.87
Options forfeited	(1,561)	16.70
Outstanding at December 31, 2015	2,405,371	$21.39
Options granted	572,625	12.27
Options exercised	(477,910)	19.09
Options forfeited	(265,755)	35.88
Outstanding at December 31, 2016	2,234,331	$22.67
Options exercisable at December 31, 2016	1,536,879	$18.71

In May 2016, a retiring member of the Company's Board of Directors exercised vested stock options on a cashless basis, whereby the Company withheld 19,022 shares to cover the $0.6 million of proceeds due to the Company, representing the aggregate exercise price of the options.

As of December 31, 2016, stock options outstanding and exercisable had average remaining contractual lives of 6.65 years and 5.69 years, respectively. Also, as of December 31, 2016, stock options outstanding and exercisable each had aggregate intrinsic values of $3.2 million and $3.1 million, respectively, and restricted stock awards outstanding had an aggregate intrinsic value of $28.6 million. As of December 31, 2016, the Company estimated there were 1,978,038 stock options and 1,912,345 shares of restricted stock granted to employees and service providers which had vested or were expected to vest.

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

Restricted Stock Awards	Non-Vested Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2013	2,123,835	$21.13
Granted	1,449,585	25.35
Vested	(796,966)	21.36
Forfeited	(449,278)	21.47
Non-vested at December 31, 2014	2,327,176	$23.61
Granted	973,742	45.40
Vested	(930,159)	22.64
Forfeited	(224,261)	29.01
Non-vested at December 31, 2015	2,146,498	$33.20
Granted	1,245,184	31.77
Vested	(893,190)	28.97
Forfeited	(338,365)	33.87
Non-vested at December 31, 2016	2,160,127	$34.02

Included in the 893,190 shares of restricted stock vested during the year ended December 31, 2016 are 355,423 shares with a weighted-average fair value of $27.69 per share that were withheld for minimum withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation. Included in the 930,159 shares of restricted stock vested during the year ended December 31, 2015 are 370,449 shares with a weighted-average fair value of $40.48 per share that were withheld for minimum withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

As of December 31, 2016, the Company had 1,739,672 shares available for issuance for either stock options or restricted stock awards, including 1,391,113 shares from the 2002 Plan, 296,921 shares from the 1999 Plan, and 51,638 shares from the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”) Plan.

As of December 31, 2016, the Company had total unrecognized share-based compensation expense, net of estimated forfeitures, of $58.9 million related to all of its share-based awards, which is expected to be recognized over a weighted average period of 2.21 years. The intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $5.8 million, $33.0 million and $10.4 million, respectively. The total fair value of restricted stock which vested during the years ended December 31, 2016, 2015 and 2014 was $25.9 million, $21.1 million and $17.0 million, respectively.

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2016			2015			2014
Volatility (range)	38.1%	-	40.3%	39.9%	-	40.1%	40.1%	-	41.7%
Volatility (weighted average)	38.3%			40.0%			40.2%
Risk-free interest rate (range)	1.2%	-	1.9%	0.8%	-	1.8%	0.6%	-	1.9%
Risk-free interest rate (weighted average)	1.4%			1.7%			1.8%
Dividend yield	—%			—%			—%
Weighted-average expected life (years)	6.14			6.18			6.07
Weighted average grant date fair value	$12.27			$17.08			$10.45

The Company estimated the fair value of each stock option award on the grant date using the Black-Scholes option pricing model, wherein expected volatility is based on historical volatility of the Company’s common stock. The expected term calculation is based on the “simplified” method described in SAB No. 107, Share-Based Payments and SAB No. 110, Share-Based Payment, as the result of the simplified method provides a reasonable estimate in comparison to actual experience. The risk-free interest rate is based on the U.S. Treasury yield at the date of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock and has no present intention to pay cash dividends. Options granted under each of the above plans generally vest over four years and have a term of 10 years.

The amount of share-based compensation expense recognized by the Company is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Manufacturing expenses	$6,364	$4,479	$2,494
Research and development	5,697	5,996	5,072
Selling, general and administrative	20,119	18,138	13,317
Total	$32,180	$28,613	$20,883

The after tax impact of recognizing the share-based compensation expense related to FASB ASC Topic 718 on basic earnings per common share was $0.31, $0.20 and $0.20 for the years ended December 31, 2016, 2015 and 2014, respectively, and diluted earnings per common share was $0.31, $0.20 and $0.20 for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recognized a deferred tax benefit of $9.6 million, $9.2 million and $6.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, related to share-based compensation expense recorded for non-qualified employee stock options and restricted stock awards.

The Company’s policy is to issue new shares to satisfy stock option exercises and to grant restricted stock awards.

Share based Compensation Expense related to Former Executives

In December 2016, the Company announced that G. Frederick Wilkinson and the Company mutually agreed that Mr. Wilkinson would separate from his positions as President and Chief Executive Officer of Impax and resign as a member of the Board of Directors of the Company, effective December 19, 2016. In connection with his separation from the Company, Mr. Wilkinson and the Company entered into a General Release and Waiver dated as of December 19, 2016 (the “General Release and Waiver”). The General Release and Waiver provided for 12 month accelerated vesting of certain of Mr. Wilkinson's stock options and shares of restricted stock in accordance with the terms therein. As a result, during the year ended December 31, 2016, the Company recorded $0.5 million of accelerated expense related to the accelerated vesting of certain of Mr. Wilkinson's outstanding stock options and restricted stock.

The Company appointed Mr. Wilkinson as its President and Chief Executive Officer effective as of April 29, 2014. In accordance with Mr. Wilkinson’s appointment and pursuant to Mr. Wilkinson’s employment agreement with the Company, the Company granted to Mr. Wilkinson 150,000 shares of the Company’s restricted stock with a grant date fair value of $3.9 million, which vested as to one-third of the underlying shares on each of the six, 12 and 18 month anniversaries of April 29, 2014. Mr. Wilkinson also received pursuant to his employment agreement with the Company an award of 375,000 shares of restricted stock. The performance goals were achieved during fiscal year 2015 and pursuant to the terms of the employment agreement, 50% of Mr. Wilkinson’s performance-based restricted stock vested in 2015 and 50% vested in 2016. The Company valued these restricted stock awards subject to performance-based vesting using a Monte Carlo simulation and recognized the $7.6 million value of these awards over the longer of the derived or explicit service period, which was two years.

On October 22, 2014, the Company announced that Carole S. Ben-Maimon, M.D., then President of the Company’s Impax Generics division, informed the Company of her decision to retire from her position effective November 3, 2014. Pursuant to her Separation Agreement, all option grants and restricted stock grants expected to vest in the 12 month period following her retirement date were accelerated and vested as of the retirement date. As a result, during the three month period ended December 31, 2014, the Company recorded $0.5 million of accelerated expense related to Dr. Ben-Maimon’s outstanding stock options and restricted stock.

17. EMPLOYEE BENEFIT PLANS

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Participants are permitted to contribute up to 25% of their eligible annual pre-tax compensation up to established federal limits on aggregate participant contributions. Prior to January 1, 2015, the Company matched 50% of the employee contributions up to a maximum of 6% of employee compensation. Effective January 1, 2015, the Company updated its 401(k) policy to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Discretionary profit-sharing contributions made by the Company, if any, are determined annually by the Board of Directors. Participants are 100% vested in discretionary profit-sharing and matching contributions made by the Company after three years of service, and are 25% and 50% vested after one and two years of service, respectively. There were $7.4 million, $3.7 million and $1.6 million in matching contributions and no discretionary profit-sharing contributions made under this plan for the years ended December 31, 2016, 2015 and 2014, respectively.

Employee Stock Purchase Plan

In February 2001, the Board of Directors approved the 2001 Non-Qualified Employee Stock Purchase Plan (“ESPP”), with a 500,000 share reservation. The purpose of the ESPP is to enhance employee interest in the success and progress of the Company by encouraging employee ownership of common stock of the Company. The ESPP provides the opportunity to purchase the Company’s common stock at a 15% discount to the market price through payroll deductions or lump sum cash investments. Under the ESPP plan, for the years ended December 31, 2016, 2015 and 2014, the Company sold shares of its common stock to its employees in the amount of 29,612, 35,275 and 35,350, respectively, for net proceeds of $0.7 million, $1.2 million and $0.8 million, respectively.

Deferred Compensation Plan

In February 2002, the Board of Directors approved the Executive Non-Qualified Deferred Compensation Plan (“ENQDCP”) effective August 15, 2002 covering executive level employees of the Company as designated by the Board of Directors. Participants can defer up to 75% of their base salary and quarterly sales bonus and up to 100% of their annual performance based bonus. The Company matches 50% of employee deferrals up to 10% of base salary and bonus compensation. The maximum total match by the Company cannot exceed 5% of total base and bonus compensation. Participants are vested in the employer match contribution at 20% each year, with 100% vesting after five years of employment. Participants can earn a return on their deferred compensation based on hypothetical investments in investment funds. Changes in the market value of the participant deferrals and earnings thereon are reflected as an adjustment to the liability for deferred compensation with an offset to compensation expense. There were $1.0 million, $1.1 million and $0.9 million in matching contributions under the ENQDCP for the years ended December 31, 2016, 2015 and 2014, respectively.

The deferred compensation liability is a non-current liability recorded at the value of the amount owed to the ENQDCP participants, with changes in the value of such amounts recognized as compensation expense in the consolidated statements of operations. The calculation of the deferred compensation obligation is derived from observable market data by references to hypothetical investments selected by the participants and is included in the line item captioned “Other liabilities” on the consolidated balance sheets. The Company invests in corporate owned life insurance (“COLI”) policies, of which the cash surrender value is included in the line item captioned “Other assets” on the consolidated balance sheets. As of December 31, 2016 and 2015, the Company had a cash surrender value asset of $37.4 million and $30.7 million, respectively, and a deferred compensation liability of $28.6 million and $25.6 million, respectively, which approximated fair value. The asset representing the cash surrender value of the corporate owned life insurance and the deferred compensation liability are both Level 2 fair value measurements.

18. RESTRUCTURINGS
Middlesex, New Jersey Manufacturing and Packaging Operations

In March 2016, the Company's Board of Directors approved a plan of restructuring designed to reduce costs, improve operating efficiencies and enhance the Company's long-term competitive position by closing the Company's Middlesex, New Jersey manufacturing and packaging site and transferring the products and the functions performed there to the Company's other facilities or to third-party manufacturers. This plan will take up to two years to complete. In August 2016, the Company's Board of Directors approved a plan to repurpose a part of the Middlesex manufacturing site as a research and development pilot plant in an effort to expand capacity for the number of generic projects in the Company's pipeline. As a result, approximately 28 employees that were previously expected to be terminated will be retained, reducing the number of positions expected to be eliminated to 187.

Management currently estimates that through mid-2018 the Company will incur aggregate pre-tax charges in connection with this plan of $43.9 million, of which approximately half were incurred in the fourth quarter of 2016 and the remainder by the second quarter of 2018. The following is a summary of the total estimated charges to be incurred by major type of cost (in millions):

Type of Cost	Amount Expected to be Incurred
Employee retention and severance payments	$13.4
Technical transfer of products	11.2
Asset impairment and accelerated depreciation charges	18.0
Facilities lease terminations and asset retirement obligations	1.0
Legal and professional fees	0.3
Total estimated restructuring charges	$43.9

Employee retention and severance payments are being accrued over the estimated service period. For the year ended December 31, 2016, the Company recorded $27.1 million of expense to cost of revenues on the consolidated statement of operations.

A rollforward of the charges incurred for the year ended December 31, 2016 is as follows (in thousands):

	Balance as of	Expensed/	Cash	Non-Cash	Balance as of
	December 31, 2015	Accrued Expense	Payments	Items	December 31, 2016
Employee retention and severance payments	$—	$6,636	$(691)	$—	$5,945
Technical transfer of products	—	6,573	(6,573)	—	—
Asset impairment and accelerated depreciation charges	—	13,678	—	(13,678)	—
Facilities lease terminations and asset retirement obligations	—	209	—	—	209
Legal and professional fees	—	12	(12)	—	—
Total	$—	$27,108	$(7,276)	$(13,678)	$6,154

Hayward, California Technical Operations and R&D

In November 2015, the Company's management assessed the headcount in the technical operations and research and development groups in Hayward, California, primarily as a result of the resolution of the warning letter at the Hayward facility, and determined that a reduction-in-force was necessary to adjust the headcount to the operating conditions of the post-warning letter resolution environment. The Company eliminated 27 positions and recorded an accrual for severance and related employee termination benefits of $2.5 million during the quarter ended December 31, 2015. As of December 31, 2016, $2.3 million has been paid, and the Company currently expects the remainder of this balance to be paid by early 2017.
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

Workforce Reduction

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

19. INCOME TAXES

The Company is subject to federal, state and local income taxes in the United States, and income taxes in Taiwan, R.O.C., the Republic of Ireland and the Netherlands. The (benefit from) provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal taxes	$21,386	$48,078	$42,635
State taxes	266	2,286	2,467
Foreign taxes	1,377	(442)	832
Total current tax expense	23,029	49,922	45,934

Deferred:
Federal taxes	$(133,387)	$(23,605)	$(9,039)
State taxes	5,502	(5,733)	(3,597)
Foreign taxes	562	(213)	(92)
Total deferred tax (benefit) expense	(127,323)	(29,551)	(12,728)

(Benefit from) provision for income taxes	$(104,294)	$20,371	$33,206

A reconciliation of the difference between the tax provision at the federal statutory rate and actual income taxes on income before income taxes, which includes federal, state, and other income taxes, is as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
(Loss) income before income taxes	$(576,325)		$59,368		$90,559
Tax (benefit) provision at the federal statutory rate	(201,714)	35.0%	20,779	35.0%	31,696	35.0%

Increase (decrease) in tax rate resulting from:
Tax rate differential and permanent items on foreign income	186	—%	412	0.7%	2,285	2.5%
State income taxes, net of federal benefit	(7,394)	1.3%	365	0.6%	887	1.0%
State research and development credits	(1,767)	0.3%	(2,357)	(4.0)%	(2,133)	(2.4)%
Federal research and development credits	(2,213)	0.4%	(2,672)	(4.5)%	(2,401)	(2.6)%
Share-based compensation	1,768	(0.3)%	968	1.6%	189	0.2%
Executive compensation	(761)	0.1%	3,140	5.3%	1,552	1.7%
Domestic manufacturing deduction	(1,286)	0.2%	(1,422)	(2.4)%	(679)	(0.7)%
Other permanent book/tax differences	(258)	—%	2,003	3.4%	170	0.2%
Provision for uncertain tax positions	337	—%	184	0.3%	952	1.1%
Revision of prior years’ estimates	(792)	0.1%	859	1.5%	664	0.7%
Taiwan Rural Area Investment Tax Credit	—	—%	(2,134)	(3.6)%	—	—%
Other, net	842	(0.1)%	246	0.4%	24	—%
Valuation allowance	108,758	(18.9)%	—	—%	—	—%
(Benefit from) provision for income taxes	$(104,294)	18.1%	$20,371	34.3%	$33,206	36.7%

Deferred income taxes result from temporary differences between the financial statement carrying values and the tax bases of the Company’s assets and liabilities. Deferred tax assets principally result from certain accruals and reserves currently not deductible for tax purposes, acquired product rights and intangibles, capitalized legal and share based compensation expense. Deferred tax liabilities principally result from acquired product rights and intangibles and the use of accelerated depreciation methods for income tax purposes.

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income (exclusive of reversing taxable temporary differences and carryforwards) to outweigh objective negative evidence of a recent financial reporting loss for the year ended December 31, 2016.

Based on an evaluation of both the positive and negative evidence available, the Company determined that it was necessary to establish a valuation allowance against a significant portion of the net deferred tax assets for the year ended December 31, 2016. Given the objectively verifiable negative evidence of a three-year cumulative loss which, under the provisions of FASB ASC Topic 740 is a significant element of negative evidence that is difficult to overcome, and the weighting of all available positive evidence, the Company excluded projected taxable income from the assessment of income that could be used as a source of taxable income to realize the deferred tax assets. The valuation allowance recorded against the consolidated net deferred tax asset in 2016 was $108.8 million.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$114,825	$83,414
Inventory reserves	15,873	9,585
Net operating loss carryforwards	2,302	38
Depreciation and amortization	651	362
Acquired product rights and intangibles	128,401	20,912
Capitalized legal fees	10,231	7,352
Credit carryforwards	8,453	6,149
Share based compensation expense	6,371	5,471
Other	525	389
Deferred tax assets	$287,632	$133,672
Deferred tax liabilities:
Tax depreciation and amortization in excess of book amounts	$5,428	$7,367
Acquired product rights and intangibles	95,517	188,018
Deferred manufacturing costs	64	65
Derivative	6,192	8,894
Other	1,807	1,783
Deferred tax liabilities	$109,008	$206,127

Deferred tax assets (liabilities), net	$178,624	$(72,455)
Valuation allowance	(108,758)	—
Deferred tax assets (liabilities), net after valuation allowance	$69,866	$(72,455)

A rollforward of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Unrecognized tax benefits beginning of year	$5,680	$6,517	$5,292
Gross change for current year positions	549	1,079	1,089
Gross change for prior period positions	1,318	(673)	310
Gross change due to Tower Acquisition	—	1,037	—
Decrease due to settlements and payments	(1,122)	(2,280)	(174)
Unrecognized tax benefits end of year	$6,425	$5,680	$6,517

The amount of unrecognized tax benefits at December 31, 2016, 2015 and 2014 was $6.4 million, $5.7 million and $6.5 million respectively, of which $5.3 million, $4.3 million and $5.0 million would impact the Company’s effective tax rate, respectively, if recognized. The Company currently does not believe that the total amount of unrecognized tax benefits will increase or decrease significantly over the next 12 months. Interest expense related to income taxes is included in “Interest expense” on the consolidated statements of operations. Net interest expense related to unrecognized tax benefits for the year ended December 31, 2016 was $125,000, compared to $8,000 in 2015. Accrued interest expense as of December 31, 2016 and 2015 was $0.4 million and $0.6 million, respectively. Income tax penalties are included in “Other income (expense)” on the consolidated statements of operations. Accrued tax penalties of $0.6 million were booked in 2015 related to the 2010-2011 California audit and were paid in 2016.

The Company is currently not under audit for its federal income tax. As of December 31, 2016, no provision has been made for U.S. federal deferred income taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries since it is the current intention of management to indefinitely reinvest the undistributed earnings in the foreign subsidiary. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable because of the complexities of the hypothetical calculation.

20. ALLIANCE AND COLLABORATION AGREEMENTS

The Company has entered into several alliance, collaboration, license and distribution agreements, and similar agreements with respect to certain of its products and services, with unrelated third-party pharmaceutical companies. The consolidated statements of operations include revenue recognized under agreements the Company has entered into to develop marketing and/or distribution relationships with its partners to fully leverage the technology platform and revenue recognized under development agreements which generally obligate the Company to provide research and development services over multiple periods.

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

License and Distribution Agreement with Shire

In January 2006, the Company entered into a License and Distribution Agreement with an affiliate of Shire Laboratories, Inc., which was subsequently amended (“Prior Shire Agreement”), under which the Company received a non-exclusive license to market and sell an authorized generic of Shire’s Adderall XR® product (“AG Product”) subject to certain conditions, but in any event by no later than January 1, 2010. The Company commenced sales of the AG Product in October 2009. On February 7, 2013, the Company entered into an Amended and Restated License and Distribution Agreement with Shire (the “Amended and Restated Shire Agreement”), which amended and restated the Prior Shire Agreement. The Amended and Restated Shire Agreement was entered into by the parties in connection with the settlement of the Company’s litigation with Shire relating to Shire’s supply of the AG Product to the Company under the Prior Shire Agreement. Under the Amended and Restated Shire Agreement, Shire was required to supply the AG Product and Company was responsible for marketing and selling the AG Product subject to the terms and conditions thereof until the earlier of (i) the first commercial sale of the Company’s generic equivalent product to Adderall XR® and (ii) September 30, 2014 (the “Supply Term”), subject to certain continuing obligations of the parties upon expiration or early termination of the Supply Term, including Shire’s obligation to deliver AG Products still owed to the Company as of the end of the Supply Term. The Company is required to pay a profit share to Shire on sales of the AG Product, of which the Company owed a profit share payable to Shire of $7.5 million, $19.5 million and $21.1 million on sales of the AG Product during the years ended December 31, 2016, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line in the consolidated statements of operations. Although the Supply Term expired on September 30, 2014, the Company was permitted to sell any AG Products in its inventory or owed to the Company by Shire under the Amended and Restated Shire Agreement until all such products are sold. The Company sold all remaining AG Products in its inventory during the year ended December 31, 2016. The Company continued to pay a profit share to Shire on sales of such products during the year ended December 31, 2016.

Development, Supply and Distribution Agreement with Tolmar, Inc.

In June 2012, the Company entered into the Tolmar Agreement with Tolmar. Under the terms of the Tolmar Agreement, Tolmar granted to the Company an exclusive license to commercialize up to 11 generic topical prescription drug products, including ten currently approved products in the United States and its territories; the parties agreed in 2015 to terminate development efforts of one product under the Tolmar Agreement that had been pending approval at the FDA. Under the terms of the Tolmar Agreement, Tolmar is responsible for developing and manufacturing the products, and the Company is responsible for marketing and sale of the products. As of December 31, 2016, the Company was currently marketing and selling four approved products. The Company is required to pay a profit share to Tolmar on sales of each product commercialized pursuant to the terms of the Tolmar Agreement.

The Company paid Tolmar a $21.0 million upfront payment upon signing of the agreement and, pursuant to the terms of the agreement, is also required to make payments to Tolmar up to an aggregate amount of $25.0 million upon the achievement of certain specified milestone events. The contingent milestone payments are initially recognized in the period the triggering event occurs. Milestone payments which are contingent upon commercialization events are accounted for as an additional cost of acquiring the product license rights. Milestone payments which are contingent upon regulatory approval events are capitalized and amortized over the remaining estimated useful life of the approved product. As of December 31, 2016, the Company had paid a total of $20.0 million to Tolmar upon the achievement of certain specified milestone events, including $12.0 million upon the achievement of a regulatory milestone event and $5.0 million upon the achievement of a commercialization event, and does not currently expect to make any additional milestone payments under the agreement. The $21.0 million upfront payment for the Tolmar product rights has been allocated to the underlying topical products based upon the relative fair value of each product and will be amortized over the remaining estimated useful life of each underlying product, ranging from five to 12 years, starting upon commencement of commercialization activities by the Company during the second half of 2012. The amortization of the Tolmar product rights has been included as a component of cost of revenues on the consolidated statements of operations. The Company is also required to pay a profit share to Tolmar on sales of the topical products, of which the Company owed a profit share payable to Tolmar of $36.4 million, $77.7 million and $16.0 million during the years ended December 31, 2016, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line in the Company’s consolidated statement of operations.

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

Strategic Alliance Agreement with Teva

The Company is a party to a Strategic Alliance Agreement dated as of June 27, 2001 with Teva Pharmaceuticals USA, Inc. ("Teva USA"), an affiliate of Teva, which was subsequently amended (“Teva Agreement”). The Teva Agreement commits the Company to develop and manufacture, and Teva to distribute, a specified number of controlled release generic pharmaceutical products (“generic products”), each for a 10-year period. The Company is required to develop the products, obtain FDA approval to market the products, and manufacture the products for Teva. The revenue the Company earns from the sale of product under the Teva Agreement consists of Teva’s reimbursement of the Company’s manufacturing costs plus a profit share on Teva’s sales of the product to its customers. The Company invoices Teva for the manufacturing costs or products it ships to Teva and payment is due within 30 days. Teva has the right to determine all terms and conditions of the product sales to its customers. Within 30 days of the end of each calendar quarter, Teva is required to provide the Company with a report of its net sales and profits during the quarter and to pay the Company its share of the profits resulting from those sales. Net sales are Teva’s gross sales less discounts, rebates, chargebacks, returns, and other adjustments, all of which are based upon fixed percentages, except chargebacks, which are estimated by Teva and subject to a true-up reconciliation.

As of December 31, 2016, the Company was supplying Teva with oxybutynin extended release tablets (Ditropan XL® 5 mg, 10 mg and 15 mg extended release tablets); the other products under the Teva Agreement have either been returned to the Company, are being manufactured by Teva at its election, were voluntarily withdrawn from the market or the Company’s obligations to supply such product had expired or were terminated in accordance with the Teva Agreement. Further, in connection with the Teva Transaction and as described in “Note 2. Business Acquisitions”, the Company and Teva terminated each party’s rights and obligations under the Teva Agreement effective on August 3, 2016 with respect to the methylphenidate hydrochloride product (generic Concerta®).

OTC Partner Alliance Agreement

In June 2002, the Company entered into a Development, License and Supply Agreement with Pfizer, Inc., formerly Wyeth LLC (“Pfizer”), for a term of 15 years, relating to the Company’s Loratadine and Pseudoephedrine Sulfate 5 mg/120 mg 12-hour Extended Release Tablets (the "D12 Product") and Loratadine and Pseudoephedrine Sulfate 10 mg/240 mg 24-hour Extended Release Tablets for the OTC market (the "D24 Product"); the agreement was terminated with respect to the D24 Product in 2005. The Company previously developed the products and is currently only responsible for manufacturing the products. Pfizer is responsible for marketing and sale of the products. The agreement included payments to the Company upon achievement of development milestones, as well as royalties paid to the Company by Pfizer on its sales of the product. Pfizer launched this product in May 2003 as Alavert® D-12 Hour. In December 2011, the Company and Pfizer entered into an agreement with L. Perrigo Company (“Perrigo”), which was subsequently amended whereby the parties agreed that the Company would supply the Company’s D-12 Product to Perrigo in the United States and its territories. The agreements with Pfizer and Perrigo are no longer a core area of the Company’s business, and the over-the-counter pharmaceutical products the Company sells to Pfizer and Perrigo under the agreements are older products which are only sold to Pfizer and Perrigo. The Company recognizes profit share revenue in the period earned.

During the quarter ended September 30, 2016, the Company sold the ANDAs for both the D12 Product and the D24 Product, in addition to other specified assets, to Perrigo pursuant to an asset purchase agreement with Perrigo dated as of March 31, 2016 (the "Perrigo APA"). Under the terms of the Perrigo APA, the Company will also continue to supply the D-12 Product to Pfizer and Perrigo until the date that is the earliest of (i) the date Perrigo’s manufacturing facility is approved to manufacture the D-12 Product and (ii) December 31, 2017 (the "Supply End Date"). On the Supply End Date, the Company will assign and transfer its supply agreement with Pfizer in its entirety to Perrigo in accordance with the Perrigo APA.

Agreements with Valeant Pharmaceuticals International, Inc.

In November 2008, the Company and Valeant Pharmaceuticals International, Inc., formerly Medicis Pharmaceutical Corporation (“Valeant”), entered into a Joint Development Agreement and a License and Settlement Agreement (“Joint Development Agreement”). The Joint Development Agreement provides for the Company and Valeant to collaborate in the development of a total of five dermatology products, including four of the Company’s generic products and one branded advanced form of Valeant’s Solodyn® product. Under the provisions of the Joint Development Agreement the Company has the potential to receive up to an additional $8.0 million of contingent milestone payments each of which the Company believes to be substantive, as well as the potential to receive royalty payments from sales, if any, by Valeant of its advanced form Solodyn® brand product. Finally, to the extent the Company commercializes any of its four generic dermatology products covered by the Joint Development Agreement, the Company will pay to Valeant a gross profit share on sales of such products. The Company began selling one of the four generic dermatology products during the year ended December 31, 2011 and began selling a second dermatology product during the quarter ended September 30, 2016.

The Joint Development Agreement results in three items of revenue for the Company, as follows:

(1)
Research & Development Services. Revenue from the remaining $8.0 million of contingent milestone payments, will be recognized using the Milestone Method of accounting. Revenue recognized under the Joint Development Agreement is included in “Note 24. Supplementary Financial Information,” in the line item captioned “Other Revenues.”

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

Distribution, License, Development and Supply Agreement with AstraZeneca UK Limited

In January 2012, the Company entered into the AZ Agreement with AstraZeneca and the parties subsequently entered into a First Amendment to the AZ Agreement dated May 31, 2016 (as amended, the "AZ Amendment"). Under the terms of the AZ Agreement, AstraZeneca granted to the Company an exclusive license to commercialize the tablet, orally disintegrating tablet and nasal spray formulations of Zomig® (zolmitriptan) products for the treatment of migraine headaches in the United States and in certain U.S. territories, except during an initial transition period when AstraZeneca fulfilled all orders of Zomig® products on the Company’s behalf and AstraZeneca paid to the Company the gross profit on such Zomig® products. The Company is obligated to fulfill certain minimum requirements with respect to the promotion of currently approved Zomig® products as well as other dosage strengths of such products approved by the FDA in the future. The Company may, but has no obligation to, develop and commercialize additional products containing zolmitriptan and additional indications for Zomig®, subject to certain restrictions as set forth in the AZ Agreement. Subject to the terms of the AZ Agreement, the Company will be responsible for conducting clinical studies and preparing regulatory filings related to the development of any such additional products and would bear all related costs. During the term of the AZ Agreement, AstraZeneca will continue to be the holder of the NDA for existing Zomig® products, as well as any future dosage strengths thereof approved by the FDA, and will be responsible for certain regulatory and quality-related activities for such Zomig® products. AstraZeneca will manufacture and supply Zomig® products to the Company and the Company will purchase its requirements of Zomig® products from AstraZeneca until a date determined in the AZ Agreement. Thereafter, AstraZeneca may terminate its supply obligations upon certain advance notice to the Company, in which case the Company would have the right to manufacture or have manufactured its own requirements for the applicable Zomig® product. Under the terms of the AZ Amendment, under certain conditions and depending on the nature and terms of the study agreed to with the FDA, the Company agreed to conduct, at its own expense, the juvenile toxicity study and pediatric study required by the FDA under the Pediatric Research Equity Act (“PREA”) for approval of the nasal formulation of Zomig® for the acute treatment of migraine in pediatric patients ages six through eleven years old, as further described in the study protocol mutually agreed to by the parties (the “PREA Study”). In consideration for the Company conducting the PREA Study at its own expense, the AZ Amendment provides for the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement to be reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. In the event the royalty reduction amounts exceed the royalty payments payable by the Company to AstraZeneca pursuant to the AZ Agreement in any given quarter, AstraZeneca will be required to pay the Company an amount equal to the difference between the royalty reduction amount and the royalty payment payable by the Company to AstraZeneca. The Company’s commitment to perform the PREA Study may be terminated, without penalty, under certain circumstances as set forth in the AZ Amendment.

Under the terms of the AZ Agreement, AstraZeneca was required to make payments to the Company representing 100% of the gross profit on sales of AstraZeneca-labeled Zomig® products during the specified transition period. Beginning from January 2013, the Company has paid AstraZeneca tiered royalties on net sales of branded Zomig® products, depending on brand exclusivity and subject to customary reductions and other terms and conditions set forth in the AZ Agreement. The Company has also paid to AstraZeneca royalties based on gross profit from sales of authorized generic versions of the Zomig® products subject to certain terms and conditions set forth in the AZ Agreement. In May 2013, the Company’s exclusivity period for branded Zomig® tablets and orally disintegrating tablets expired and the Company launched authorized generic versions of those products in the United States. As discussed above, pursuant to the AZ Amendment, the total royalty payments payable by the Company to AstraZeneca on net sales of Zomig® products under the AZ Agreement is reduced by certain specified amounts beginning from the quarter ended June 30, 2016 and through the quarter ended December 31, 2020, with such reduced royalty amounts totaling an aggregate amount of $30.0 million. The Company owed a royalty payable to AstraZeneca of $17.2 million, $16.8 million and $14.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, with a corresponding charge included in the cost of revenues line on the consolidated statements of operations.

Agreement with DURECT Corporation

During the three month period ended March 31, 2014, the Company entered into an agreement with DURECT Corporation (“Durect”) granting the Company the exclusive worldwide rights to develop and commercialize DURECT’s investigational transdermal bupivacaine patch for the treatment of pain associated with post-herpetic neuralgia, referred to by the Company as IPX239. The Company paid Durect a $2.0 million up-front payment upon signing of the agreement which the Company recognized immediately as research and development expense. The Company has the potential to pay up to an aggregate of $61.0 million in additional contingent milestone payments upon the achievement of certain specified development and commercialization events under the agreement. If IPX239 is commercialized, the Company would also be required to pay a tiered royalty based on product sales.

Mebendazole Product Acquisition Agreement with Teva Pharmaceuticals USA, Inc.

In August 2013, the Company, through its Amedra Pharmaceuticals subsidiary, entered into a product acquisition agreement (the “Mebendazole Product Acquisition Agreement”) with Teva pursuant to which the Company acquired the assets (including the ANDA and other regulatory materials) and related liabilities related to Teva’s mebendazole tablet product in all dosage forms. Pursuant to the Mebendazole Product Acquisition Agreement, the Company was required to pay certain milestone payments up to an aggregate amount of $3.5 million upon the approval and launch of the mebendazole tablet product; the Company paid the $3.5 million to Teva during the quarter ended March 31, 2016 upon the FDA's approval and the Company's subsequent launch of Emverm® (mebendazole) 100 mg chewable tablets. The Company is also obligated to pay Teva a royalty payment based on net sales of Emverm®, including a specified annual minimum royalty payment, subject to customary reductions and the other terms and conditions set forth in the Teva Product Acquisition Agreement.

21. COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements
The Company is a party to employment and separation agreements with certain members of its executive management team that provide for severance and other payments following termination of their employment for various reasons.
Lease Agreements

The Company leases land, office space, manufacturing, warehouse and research and development facilities, and equipment under non-cancelable operating leases expiring between January 2017 and December 2027. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $4.9 million, $4.1 million and $2.2 million, respectively. The Company recognizes rent expense on a straight-line basis over the lease period. The Company also leases certain equipment under various non-cancelable operating leases with various expiration dates between April 2017 and October 2021. Future minimum lease payments under the non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2017	$5,439
2018	5,470
2019	3,682
2020	2,270
2021	2,056
Thereafter	11,274
Total minimum lease payments	$30,191

Purchase Order Commitments

As of December 31, 2016, the Company had $129.1 million of open purchase order commitments, primarily for raw materials. The terms of these purchase order commitments are generally less than one year in duration.

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

Patent Infringement Litigation

Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. and ThoRx Laboratories, Inc. (Oxymorphone hydrochloride); Endo Pharmaceuticals Inc. and Grunenthal GmbH v. Impax Laboratories, Inc. (Oxymorphone hydrochloride)

In November 2012, Endo Pharmaceuticals, Inc. and Grunenthal GmbH (collectively, “Endo”) filed suit against ThoRx Laboratories, Inc., a wholly owned subsidiary of the Company (“ThoRx”), and the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of ThoRx’s ANDA relating to Oxymorphone hydrochloride, Extended Release tablets, 5 mg, 7.5 mg, 10 mg, 15 mg, 20 mg, 30 mg and 40 mg, generic to Opana ER®. In January 2013, Endo filed a separate suit against the Company in the U.S. District Court for the Southern District of New York alleging patent infringement based on the filing of the Company’s ANDA relating to the same products. ThoRx and the Company filed an answer and counterclaims to the November 2012 suit and the Company filed an answer and counterclaims with respect to the January 2013 suit. A bench trial was completed in April 2015. In June 2016, the Court entered an amended judgment in both cases that the products described in the Company’s and ThoRx’s ANDAs would, if marketed, infringe certain claims of the patents asserted by Endo and Grunenthal. The Court also found that the asserted claims of patents owned by Endo were not invalid, but that the asserted claims of patents owned by Grunenthal were invalid. As a result, the Court enjoined the Company and ThoRx from marketing their products until expiration of the Endo patents in 2023. The Company and ThoRx are appealing the Court's judgment.

In November 2014, Endo Pharmaceuticals Inc. and Mallinckrodt LLC filed suit against the Company in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of the Company’s Oxymorphone hydrochloride ANDA described above. Also in November 2014, Endo and Mallinckrodt filed a separate suit in the U.S. District Court for the District of Delaware making additional allegations of patent infringement based on the filing of ThoRx’s Oxymorphone hydrochloride ANDA described above. ThoRx and the Company filed an answer and counterclaim to those suits in which they are named as a defendant. The cases are currently stayed.

In May 2016, Endo Pharmaceuticals Inc. filed suit against the Company in the U.S. District Court for the District of New Jersey, alleging that the Company’s marketed oxymorphone hydrochloride tablets infringe certain patents owned by Endo. Endo’s complaint also alleges that the Company and Endo entered into a settlement and license agreement with respect to these products, but that the Company later breached that contract and breached its implied duty of good faith and fair dealing with respect to that agreement. Endo filed an amended complaint on August 1, 2016 and the Company filed a motion to dismiss the complaint. On October 25, 2016, that motion was granted in part and denied in part. On October 31, 2016, the Company received a letter from Endo purporting to terminate the settlement and license agreement for material breach. Discovery is underway. No trial date has been set.
Impax Laboratories Inc., et al. v. Lannett Holdings, Inc. and Lannett Company (Zomig®)

In July 2014, the Company filed suit against Lannett Holdings, Inc. and Lannett Company (collectively, “Lannett”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Lannett ANDA relating to Zolmitriptan Nasal Spray, 5mg, generic to Zomig® Nasal Spray. Lannett filed an answer and counterclaims alleging non-infringement and invalidity in September 2014, and the Company filed an answer to the counterclaims in October 2014.  Trial occurred in early September 2016. Post-trial briefing has been completed. Lannett has indicated that they will not sell their generic product to the Zomig® Nasal Spray before March 31, 2017, and the Court has indicated that it will render its decision on or before that date.

Impax Laboratories Inc., et al. v. Par Pharmaceutical, Inc. (Zomig®)
On September 23, 2016, the Company filed suit against Par Pharmaceutical, Inc. (“Par”) in the United States District Court for the District of Delaware, alleging patent infringement based on the filing of the Par ANDA relating to Zolmitriptan Nasal Spray, 2.5 mg and 5 mg, generic to Zomig® Nasal Spray. On October 12, 2016, the parties stipulated to stay the case pending the outcome of the related case, Impax Laboratories Inc., et al. v. Lannett matter described above. As such, Par has not yet filed an answer or counterclaims to the Company’s complaint. The 30-month stay of approval for applicable to the Par ANDA has been tolled pending resumption of this case.
Impax Laboratories Inc., et al. v. Actavis Laboratories, Inc. and Actavis Pharma Inc. (Rytary®)

In September 2015, the Company filed suit against Actavis Laboratories, Inc. and Actavis Pharma Inc. (collectively, “Actavis”) in the United States District Court for the District of New Jersey, alleging patent infringement based on the filing of the Actavis ANDA relating to carbidopa and levodopa extended release capsules, generic to Rytary®. In December 2016, the Company filed a related action alleging infringement of related, later-issued U.S. Patent No. 9,463,246, which was consolidated with the lead action. Actavis filed an answer and counterclaims on November 19, 2015 in the lead action and on January 13, 2017 in the related action. Fact discovery is proceeding and claim construction briefing has concluded. Trial is expected in the fall of 2017.

Sanofi-Aventis U.S. LLC, et al. v. Impax Laboratories, Inc.

On January 3, 2017, Sanofi-Aventis U.S. LLC, Aventisub LLC, Sanofi, and Genzyme Corporation filed suit against the Company in the United States District Court for the District of Delaware alleging patent infringement based on the filing of the Company’s ANDA related to Teriflunomide Oral Tablets, 14 mg, generic to Aubagio®. The Company’s answer currently is due on March 27, 2017; no further schedule has been set.

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

Opana ER® FTC Antitrust Suit
On February 25, 2014, the Company received a Civil Investigative Demand ("CID") from the FTC concerning its investigation into the drug Opana® ER and its generic equivalents. On March 30, 2016, the FTC filed a complaint against the Company, Endo, and others in the United States District Court for the Eastern District of Pennsylvania, alleging that the Company and Endo violated antitrust laws when they entered into a June 2010 co-promotion and development agreement and a June 2010 settlement agreement that resolved patent litigation in connection with the submission of the Company’s ANDA for generic original Opana® ER. In July 2016, the defendants filed a motion to dismiss the complaint, and a motion to sever the claims regarding Opana® ER from claims with respect to a separate settlement agreement that was challenged by the FTC. On October 20, 2016, the Court granted the motion to sever, formally terminating the suit against the Company, with an order that the FTC re-file no later than November 3, 2016 and dismissed the motion to dismiss as moot. On October 25, 2016, the FTC filed a notice of voluntary dismissal. On October 26, 2016, the Company and Endo filed a Declaratory Judgment complaint against the FTC in the Eastern District of Pennsylvania seeking resolution of the legal issues that were previously subject to the companies’ motion to dismiss. On December 30, 2016, the FTC filed a motion to dismiss the Declaratory Judgment complaint. The motion to dismiss has been fully briefed. On January 19, 2017, the FTC filed a Part 3 Administrative complaint against the Company with similar allegations regarding the Company’s June 2010 settlement agreement with Endo that resolved patent litigation in connection with the submission of the Company’s ANDA for generic original Opana® ER. The Company filed its answer to the Administrative Complaint on February 7, 2017 and trial is expected in September 2017.
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

On November 17, 2014, Louisiana Health Service & Indemnity Company d/b/a Blue Cross and Blue Shield of Louisiana, an indirect purchaser, filed a class action complaint in the United States District Court for the Middle District of Louisiana on behalf of itself and others similarly situated.

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

In re Generic Digoxin and Doxycycline Class Action

From March 2016 to October 2016, 21 complaints were filed as class actions on behalf of direct and indirect purchasers against manufacturers of generic digoxin and doxycycline and the Company alleging a conspiracy to fix, maintain and/or stabilize prices of these generic products.

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

On May 19, 2016, several indirect purchaser plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation to transfer and consolidate the actions in the United States District Court for the Eastern District of Pennsylvania. The Judicial Panel ordered the actions consolidated in the Eastern District of Pennsylvania and ordered that the actions be renamed “In re Generic Digoxin and Doxycycline Antitrust Litigation”. On January 27, 2017, plaintiffs filed two consolidated class action complaints. With respect to doxycycline, the plaintiffs dropped their allegations against the Company. The Company’s response to the digoxin class action complaint is due on March 28, 2017. No trial date has been scheduled.

AWP Litigation

On December 30, 2015, Plumbers’ Local Union No. 690 Health Plan and others similarly situated filed a class action against several generic drug manufacturers, including the Company, in the Court of Common Pleas of Philadelphia County, First Judicial District of Pennsylvania, Civil Trial Division, alleging that the Company and others violated the law, including the Pennsylvania Unfair Trade Practices and Consumer Protection law, by inflating the Average Wholesale Price (“AWP”) of certain generic drugs. The case has since been removed to federal court in the United States District Court for the Eastern District of Pennsylvania. By virtue of an amended complaint filed on March 29, 2016, the suit has been amended to comprise a nationwide class of third party payors that allegedly reimbursed or purchased certain generic drugs based on AWP and to assert causes of action under the laws of other states in addition to Pennsylvania. On May 17, 2016, this case was stayed. On January 18, 2017, the Company, along with the other defendants, filed a joint motion to dismiss the complaint.

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

Impax Laboratories, Inc. v. Turing Pharmaceuticals AG
On May 2, 2016, the Company filed suit against Turing Pharmaceuticals AG ("Turing") in the United States District Court for the Southern District of New York alleging breach of the terms of the contract by which Turing purchased from the Company the right to sell the drug Daraprim®, as well as the right to sell certain Daraprim® inventory (the “Purchase Agreement”).  Specifically, the Company seeks (i) a declaratory judgment that the Company may revoke Turing’s right to sell Daraprim® under the Company’s labeler code and national drug codes; (ii) specific performance to require Turing to comply with its obligations under the Purchase Agreement for past due reports and for reports going forward; and (iii) money damages to remedy Turing’s failure to reimburse the Company for chargebacks and Medicaid rebate liability when due, currently in excess of $35.7 million, and for future amounts that may be due. Turing has filed its answer and a counterclaim against the Company alleging breach of contract and breach of the duty of good faith and fair dealing. Discovery is closed. On October 14, 2016, the Company filed a motion for summary judgment and briefing has been completed. No trial date has been set.

International Union of Operating Engineers Local 30 Benefits Fund v. Impax Laboratories, Inc. et al.

On January 13, 2017, Plaintiff International Union of Operating Engineers Local 30 Benefits Fund, an indirect purchaser, filed a class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of itself and others similarly situated against manufacturers of generic lidocaine/prilocaine and the Company alleging a conspiracy to fix, maintain and/or stabilize prices of this generic drug.

Telephone Consumer Protection Act Cases

On January 31, 2017, Plaintiff Family Medicine Pharmacy LLC filed a class action complaint in the United States District Court for the Southern District of Alabama on behalf of itself and others similarly situated against the Company alleging violation of the Telephone Consumer Protection Act, as amended by the Junk Fax Prevention Act of 2005 (the "Telephone Consumer Protection Act").

On February 14, 2017, Plaintiff Medicine To Go Pharmacies, Inc. filed a class action complaint in the United States District Court for the District of New Jersey on behalf of itself and others similarly situated against the Company alleging violation of the Telephone Consumer Protection Act.

23. SEGMENT INFORMATION

The Company has two reportable segments, Impax Generics and Impax Specialty Pharma. Impax Generics develops, manufactures, sells, and distributes generic pharmaceutical products, primarily through the following sales channels: the Impax Generics sales channel for sales of generic prescription products directly to wholesalers, large retail drug chains, and others; the Private Label Product sales channel for generic over-the-counter and prescription products sold to unrelated third-party customers who, in turn, sell the products under their own label; the Rx Partner sales channel for generic prescription products sold through unrelated third-party pharmaceutical entities under their own label pursuant to alliance agreements; and the OTC Partner sales channel for over-the-counter products sold through unrelated third-party pharmaceutical entities under their own labels pursuant to alliance and supply agreements. Revenues from the “Impax Generics” sales channel and the “Private Label” sales channel are reported under the caption “Impax Generics sales, net” in “Note 24. Supplementary Financial Information.” Revenues from the “OTC Partner” sales channel are reported under the caption “Other Revenues” in “Note 24. Supplementary Financial Information.”

Impax Specialty Pharma is engaged in the development, sale and distribution of proprietary brand pharmaceutical products that the Company believes represent improvements to already-approved pharmaceutical products addressing central nervous system (“CNS”) disorders and other select specialty segments. Impax Specialty Pharma currently has one internally developed branded pharmaceutical product, Rytary® (IPX066), an extended release oral capsule formulation of carbidopa-levodopa for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication and/or manganese intoxication, which was approved by the FDA on January 7, 2015 and which the Company launched in April 2015. In November 2015, the European Commission granted marketing authorization for Numient® (IPX066) (referred to as Rytary® in the United States). The review of the Numient® application was conducted under the centralized licensing procedure as a therapeutic innovation, and authorization is applicable in all 28 member states of the European Union, as well as Iceland, Liechtenstein and Norway. Impax Specialty Pharma is also engaged in the sale and distribution of four other branded products including Zomig® (zolmitriptan) products, indicated for the treatment of migraine headaches, under the terms of the AZ Agreement with AstraZeneca in the United States and in certain U.S. territories, and Emverm® (mebendazole) 100 mg chewable tablets, indicated for the treatment of pinworm, whipworm, common roundworm, common hookworm, and American hookworm in single or mixed infections.

Revenues from Impax-labeled branded products are reported under the caption “Impax Specialty Pharma sales, net” in “Note 24. Supplementary Financial Information.” Finally, the Company generated revenue in Impax Specialty Pharma from research and development services provided under a development and license agreement with another unrelated third-party pharmaceutical company (which was terminated by mutual agreement of the parties effective December 23, 2015), and reports such revenue under the caption “Other Revenues” in “Note 24. Supplementary Financial Information.” Impax Specialty Pharma also has a number of product candidates that are in varying stages of development.

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

The tables below present segment information reconciled to total Company financial results, with segment operating income or loss including gross profit less direct research and development expenses and direct selling expenses as well as any litigation settlements, to the extent specifically identified by segment (in thousands):

Year Ended December 31, 2016	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$606,320	$218,109	$—	$824,429
Cost of revenues	417,316	69,583	—	486,899
Cost of revenues impairment charges	464,319	24,313	—	$488,632
Selling, general and administrative	20,508	61,448	119,874	$201,830
Research and development	61,980	18,486	—	80,466
In-process research and development impairment charges	27,765	25,200	—	$52,965
Patent litigation	829	6,990	—	7,819
(Loss) income before income taxes	$(386,397)	$12,089	$(202,017)	$(576,325)

Year Ended December 31, 2015	Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$710,932	$149,537	$—	$860,469
Cost of revenues	442,742	58,020	—	500,762
Cost of revenues impairment charges	7,303	—	—	7,303
Selling, general and administrative	29,641	52,427	119,219	$201,287
Research and development	52,478	18,144	—	70,622
In-process research and development impairment charges	6,360	—	—	6,360
Patent litigation	2,942	1,625	—	4,567
Income (loss) before income taxes	$169,466	$19,321	$(129,419)	$59,368

Year Ended December 31, 2014	Impax Impax Generics	Impax Specialty Pharma	Corporate and Other	Total Company
Revenues, net	$549,082	$46,967	$—	$596,049
Cost of revenues	257,583	22,937	—	280,520
Cost of revenues impairment charges	2,876	—	—	2,876
Selling, general and administrative	17,144	43,307	78,939	$139,390
Research and development	40,927	37,715	—	78,642
Patent litigation	5,333	472	—	5,805
Income (loss) before income taxes	$225,219	$(57,464)	$(77,196)	$90,559

Significant Products

The Company generally consolidates net revenue by “product family,” that is, it consolidates net revenue from products containing the same active ingredient(s) irrespective of dosage strength, delivery method or packaging size. The Company’s significant product families, as determined based on net revenue, and their percentage of the Company’s consolidated net revenue for each of the years ended December 31, 2016, 2015 and 2014 are set forth in the tables below (in thousands):

Segment	Product Family	2016
		$	%
Impax Generics	Epinephrine Auto-Injector family (generic Adrenaclick®)	$91,572	11%	(1)
Impax Specialty Pharma	Rytary® Family	$73,833	9%	(2)
Impax Generics	Oxymorphone HCI ER family	$72,661	9%	(3)
Impax Generics	Diclofenac Sodium Gel family (generic Solaraze®)	$69,035	8%	(4)
Impax Generics	Fenofibrate family	$64,001	8%	(5)

Segment	Product Family	2015
		$	%
Impax Generics	Diclofenac Sodium Gel family (generic Solaraze®)	$148,610	17%	(4)
Impax Generics	Amphetamine Salts ER (CII) family (generic Adderall®)	$106,252	12%	(6)
Impax Generics	Fenofibrate family	$93,458	11%	(5)
Impax Generics	Metaxalone family (generic Skelaxin)	$69,876	8%	(7)
Impax Generics	Oxymorphone HCI ER family	$59,175	7%	(3)

Segment	Product Family	2014
		$	%
Impax Generics	Amphetamine Salts ER (CII) family (generic Adderall®)	$115,411	19%	(6)
Impax Generics	Fenofibrate family	$111,550	19%	(5)
Impax Generics	Sevelamer Carbonate family (generic Renvela®)	$81,976	14%	(8)
Impax Generics	Oxymorphone HCI ER family	$65,323	11%	(3)
Impax Generics	Digoxin family (generic Lanoxin)	$49,702	8%	(9)
(1) Epinephrine Auto-Injector (generic Adrenaclick®) product family consists of the injector product in two different strengths and is indicated in the emergency treatment of allergic reactions (Type 1) including anaphylaxis.

(2) Rytary® product family consists of the capsules product in four different strengths and is indicated for the treatment of Parkinson’s disease, post-encephalitic parkinsonism, and parkinsonism that may follow carbon monoxide intoxication or manganese intoxication.

(3) Oxymorphone Hydrochloride Extended Release product family consists of the oxymorphone hydrochloride extended release tablet formulation of the product in seven different strengths and is indicated for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment and for which alternative treatment options are inadequate.

(4) Diclofenac Sodium Gel (generic Solaraze®) product family consists of one product strength and is indicated for the topical treatment of actinic keratosis.

(5) Fenofibrate product family consists of products in both capsule and tablet dosage forms in seven different strengths and is indicated as adjunctive therapy to diet to reduce elevated LDL-C, Total-C, Triglycerides and Apo B, and to increase HDL-C in adult patients with primary hypercholesterolemia or mixed dyslipidemia (Fredrickson Types IIa and IIb); and also indicated as adjunctive therapy to diet for treatment of adult patients with hypertriglyceridemia (Fredrickson Types IV and V hyperlipidemia).

(6) Amphetamine Salts extended release capsules, CII (generic Adderall XR®) product family consists of the capsules product in six different strengths and is indicated for the treatment of attention deficit hyperactivity disorder.

(7) Metaxalone (generic Skelaxin®) product family consists of the tablet product in two different strengths and is indicated as an adjunct to rest, physical therapy, and other measures for the relief of discomforts associated with acute, painful musculoskeletal conditions.

(8) Sevelamar Carbonate (generic Renvela®) product family consists of the tablet product and is indicated for the control of serum phosphorous in patients with chronic kidney disease on dialysis.

(9) Digoxin (generic Lanoxin®) product family consists of the tablet product in two different strengths and is indicated for the treatment of mild to moderate heart failure in adults, to increase myocardial contractility in pediatric patients with heart failure and the control of ventricular response rate in adult patients with chronic atrial fibrillation.

Foreign Operations

The Company’s wholly-owned subsidiary, Impax Laboratories (Taiwan) Inc., has constructed a facility in Taiwan which is utilized for manufacturing, research and development, warehouse, and administrative functions, with $134.9 million and $131.6 million of net carrying value of assets, composed principally of a building and equipment, included in the Company's consolidated balance sheets at December 31, 2016 and 2015, respectively.

24. SUPPLEMENTARY FINANCIAL INFORMATION (Unaudited)

Selected financial information for the quarterly periods noted is as follows:

	2016 Quarters Ended
(in thousands, except share and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Impax Generics sales, gross	$611,281	$531,226	$651,372	$687,462
Less:
Chargebacks	217,354	197,864	254,681	310,961
Rebates	185,476	178,097	163,340	193,838
Product returns	11,913	10,237	16,151	7,920
Other credits	29,354	25,075	48,607	38,729
Impax Generics sales, net	167,184	119,953	168,593	136,014

Rx Partner	2,835	1,669	6,672	3,163
Other Revenues	60	73	55	49
Impax Generics revenues, net	170,079	121,695	175,320	139,226

Impax Specialty Pharma sales, gross	82,073	81,254	77,841	108,149
Less:
Chargebacks	6,111	8,826	5,439	15,253
Rebates	2,853	2,430	3,556	3,016
Product returns	1,508	1,279	574	2,802
Other credits	16,172	17,824	15,683	27,854
Impax Specialty Pharma sales, net	55,429	50,895	52,589	59,224

Other Revenues	—	—	—	(28)
Impax Specialty Pharma revenues, net	55,429	50,895	52,589	59,196

Total revenues	225,508	172,590	227,909	198,422

Gross profit (loss)	102,590	72,984	(165,426)	(161,250)

Net loss	$(10,408)	$(2,701)	$(179,337)	$(279,585)

Net loss per common share:
Basic	$(0.15)	$(0.04)	$(2.51)	$(3.91)
Diluted	$(0.15)	$(0.04)	$(2.51)	$(3.91)

Weighted-average common shares outstanding:
Basic	70,665,394	71,100,123	71,331,247	71,487,071
Diluted	70,665,394	71,100,123	71,331,247	71,487,071

Quarterly computations of net (loss) income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

	2015 Quarters Ended
(in thousands, except share and per share amounts)	March 31	June 30	September 30	December 31
Revenue:
Impax Generics sales, gross	$355,321	$572,079	$565,261	$705,574
Less:
Chargebacks	126,607	228,977	212,588	239,920
Rebates	83,130	140,340	141,646	200,721
Product returns	6,427	7,528	6,276	8,888
Other credits	13,198	23,961	26,295	31,889
Impax Generics sales, net	125,959	171,273	178,456	224,156

Rx Partner	2,239	2,579	1,957	2,532
Other Revenues	543	827	253	158
Impax Generics revenues, net	128,741	174,679	180,666	226,846

Impax Specialty Pharma sales, gross	29,219	65,269	69,286	86,274
Less:
Chargebacks	5,561	4,452	5,893	9,159
Rebates	1,418	1,318	1,078	1,991
Product returns	2,620	6,763	2,824	2,641
Other credits	5,492	13,461	19,285	20,866
Impax Specialty Pharma sales, net	14,128	39,275	40,206	51,617

Other Revenues	227	228	227	3,629
Impax Specialty Pharma revenues, net	14,355	39,503	40,433	55,246

Total revenues	143,096	214,182	221,099	282,092

Gross profit	59,234	84,851	93,549	114,770

Net (loss) income	$(6,333)	$(1,852)	$35,755	$11,427

Net (loss) income per common share:
Basic	$(0.09)	$(0.03)	$0.51	$0.16
Diluted	$(0.09)	$(0.03)	$0.49	$0.16

Weighted-average common shares outstanding:
Basic	68,967,875	69,338,789	69,820,348	70,416,757
Diluted	68,967,875	69,338,789	72,777,746	72,041,760

Quarterly computations of net (loss) income per share amounts are made independently for each quarterly reporting period, and the sum of the per share amounts for the quarterly reporting periods may not equal the per share amounts for the year-to-date reporting period.

25. SUBSEQUENT EVENTS

Voluntary Prepayment of $50.0 Million of Principal - RBC Term Loan Facility

On February 28, 2017, the Company made a voluntary prepayment in the amount of $50.3 million under its Term Loan Facility with RBC as administrative agent and the lender parties thereto, as described in "Note 13. Debt," representing $50.0 million of principal amount and $0.3 million of accrued interest thereon. As a result of the payment, the outstanding principal amount on the Term Loan Facility decreased to $345.0 million.

SCHEDULE II, VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	Charge to Costs and Expenses	Charge to Other Accounts		Deductions	Balance at End of Period
For the Year Ended December 31, 2014:
Reserve for bad debts	$539	—	—		(24)	$515

For the Year Ended December 31, 2015:
Reserve for bad debts	$515	5,122	9,550	*	—	$15,187

For the Year Ended December 31, 2016:
Reserve for bad debts	$15,187	41,213	—		(1,664)	$54,736

* Represents reserve for bad debts acquired.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMPAX LABORATORIES, INC.

By:	/s/ J. Kevin Buchi
Name:	J. Kevin Buchi
Title:	Interim President and
Chief Executive Officer

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Kevin Buchi	Interim President, Chief Executive Officer	March 1, 2017
J. Kevin Buchi	(Principal Executive Officer) and Director

/s/ Bryan M. Reasons	Senior Vice President, Finance and	March 1, 2017
Bryan M. Reasons	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert L. Burr	Chairman of the Board	March 1, 2017
Robert L. Burr

/s/ Leslie Z. Benet, Ph.D.	Director	March 1, 2017
Leslie Z. Benet, Ph.D.

/s/ Richard Bierly	Director	March 1, 2017
Richard Bierly

/s/ Allen Chao, Ph.D.	Director	March 1, 2017
Allen Chao, Ph.D.

/s/ Mary K. Pendergast	Director	March 1, 2017
Mary K. Pendergast

/s/ Peter R. Terreri	Director	March 1, 2017
Peter R. Terreri

/s/ Janet S. Vergis	Director	March 1, 2017
Janet S. Vergis

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1
Stock Purchase Agreement, dated as of October 8, 2014, by and among the Company, Tower Holdings, Inc. (“Tower”), Lineage Therapeutics Inc. (“Lineage”), Roundtable Healthcare Partners II, L.P., Roundtable Healthcare Investors II, L.P., the other stockholders of Tower and Lineage, the holders of options to purchase shares of Tower common stock and options to purchase shares of Lineage common stock, the holders of warrants to acquire shares of Tower common stock and warrants to acquire shares of Lineage common stock and, solely with respect to Section 8.3, Roundtable Healthcare Management II, LLC. †(1)

3.1.1	Certificate of Amendment of the Restated Certificate of Incorporation of the Company dated as of December 9, 2015.(2)

3.1.2	Restated Certificate of Incorporation of the Company dated as of August 30, 2004.(3)

3.1.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on January 21, 2009.(4)

3.2.1	Amendment No. 7 to Amended and Restated Bylaws of the Company, effective as of December 19, 2016.

3.2.2	Amendment No. 6 to Amended and Restated Bylaws of the Company, effective as of November 23, 2016.

3.2.3	Amendment No. 5 to Amended and Restated Bylaws of the Company, effective as of August 19, 2016.

3.2.4	Amendment No. 4 to Amended and Restated Bylaws of the Company, effective as of May 17, 2016.

3.2.5	Amendment No. 3 to Amended and Restated Bylaws of the Company, effective as of October 7, 2015.

3.2.6	Amendment No. 2 to Amended and Restated Bylaws of the Company, effective as of July 7, 2015.

3.2.7	Amendment No. 1 to Amended and Restated Bylaws of the Company, effective as of March 24, 2015.

3.2.8	Amended and Restated Bylaws of the Company, effective as of May 14, 2014.

4.1	Specimen of Common Stock Certificate.(5)

4.2	Preferred Stock Rights Agreement, dated as of January 20, 2009, by and between the Company and StockTrans, Inc., as Rights Agent.(4)

4.3	Indenture, dated as of June 30, 2015, between the Company, and Wilmington Trust, National Association, as trustee.(6)

10.1	Letter Agreement, dated as of June 25, 2015, between RBC Capital Markets LLC and the Company regarding the Base Warrants.(6)

10.2	Letter Agreement, dated as of June 25, 2015 between RBC Capital Markets LLC and the Company regarding the Base Call Option Transaction.(6)

10.3	Letter Agreement, dated as of June 26, 2015, between RBC Capital Markets LLC and the Company regarding the Additional Warrants.(6)

10.4	Letter Agreement, dated as of June 26, 2015, between RBC Capital Markets LLC and the Company regarding the Additional Call Option Transaction.(6)

10.5	Credit Agreement, dated as of August 4, 2015, by and among the Company, the lenders party thereto from time to time and Royal Bank of Canada, as administrative agent and collateral agent.(7)

10.6	Restatement Agreement, dated as of August 3, 2016, by and the Company, the guarantors party thereto, Royal Bank of Canada, as administrative agent, and the lenders party thereto.(8)

10.7.1	First Amendment, dated as of May 31, 2016, to the Distribution, License, Development and Supply Agreement by and between AstraZeneca UK Limited and the Company dated as of January 31, 2012.**(8)

10.7.2	Distribution, License, Development and Supply Agreement, dated as of January 31, 2012, between the Company and AstraZeneca UK Limited.**(9)

10.8.1	Asset Purchase Agreement, dated as of June 20, 2016, between Teva Pharmaceutical Industries Ltd. and the Company. †**(10)

10.8.2	Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.(8)

10.9.1
Asset Purchase Agreement, dated as of June 20, 2016, by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company. †**(10)

10.9.2
Amendment No. 1 dated as of June 30, 2016 to the Asset Purchase Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016. **(10)

10.10.1	Supply Agreement, dated as of June 20, 2016, between Teva Pharmaceutical Industries Ltd. and the Company.**(10)

10.10.2	Amendment No. 1, dated as of June 30, 2016, to the Supply Agreement between Teva Pharmaceutical Industries Ltd. and the Company dated as of June 20, 2016.**(10)

10.11.1
Supply Agreement, dated as of June 20, 2016, by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company.**(10)

10.11.2
Amendment No. 1, dated as of June 30, 2016, to the Supply Agreement by and among Actavis Elizabeth LLC, Actavis Group PTC Ehf., Actavis Holdco US, Inc., Actavis LLC, Actavis Mid Atlantic LLC, Actavis Pharma, Inc., Actavis South Atlantic LLC, Andrx LLC, Breath Ltd., The Rugby Group, Inc., Watson Laboratories, Inc. and the Company dated as of June 20, 2016.**(10)

10.12	Amended and Restated License and Distribution Agreement, dated as of February 7, 2013, between the Company and Shire LLC.**(11)

10.13.1	Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(12)

10.13.2	Form of Stock Option Grant under the Impax Laboratories, Inc. 1999 Equity Incentive Plan.*(12)

10.14	Impax Laboratories, Inc. 2001 Non-Qualified Employee Stock Purchase Plan.*(5)

10.15.1	Impax Laboratories, Inc. Third Amended and Restated 2002 Equity Incentive Plan.*(13)

10.15.2	Form of Stock Option Agreement under the Impax Laboratories, Inc. Third Amended and Restated 2002 Equity Incentive Plan.*(14)

10.15.3	Form of Restricted Stock (Stock Bonus) Agreement under the Impax Laboratories, Inc. Third Amended and Restated 2002 Equity Incentive Plan.*(15)

10.16.1	Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, amended and restated effective January 1, 2008.*(16)

10.16.2	Amendment to Impax Laboratories, Inc. Executive Non-Qualified Deferred Compensation Plan, effective as of January 1, 2009.* (16)

10.17.1	Employment Agreement, dated as of January 1, 2010, between the Company and Charles V. Hildenbrand.*(17)

10.17.2	Confidential Separation and Release Agreement, dated as of July 5, 2011, between the Company and Charles V. Hildenbrand.*(18)

10.18.1	Employment Agreement, dated as of January 1, 2010, between the Company and Arthur A. Koch, Jr.*(17)

10.18.2	General Release and Waiver, effective as of July 17, 2012, between the Company and Arthur A. Koch, Jr.* (19)

10.19	Letter Agreement between J. Kevin Buchi, dated as of December 19, 2016, between the Company and J. Kevin Buchi.*

10.20.1	Employment Agreement, dated as of April 21, 2014, by and between the Company and G. Frederick Wilkinson.*(20)

10.20.2	General Release and Waiver, dated as of December 19, 2016, by and between the Company and G. Frederick Wilkinson.*

10.21.1	Employment Agreement, dated as of January 1, 2010, between the Company and Michael J. Nestor.*(17)

10.21.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of January 1, 2014, between the Company and Michael Nestor.*(21)

10.22	Employment Agreement, dated as of July 14, 2016, between the Company and Douglas S. Boothe.*(8)

10.23.1	Offer of Employment Letter, dated as of March 17, 2011, between the Company and Mark A. Schlossberg.*(22)

10.23.2	Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(22)

10.23.3	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of May 2, 2011, between the Company and Mark A. Schlossberg.*(21)

10.24.1	Employment Agreement, dated as of December 12, 2012, between the Company and Bryan M. Reasons.*(23)

10.24.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of December 12, 2012 between the Company and Bryan M. Reasons.*(21)

10.25.1	Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(24)

10.25.2	Amendment, dated as of April 1, 2014, to the Employment Agreement, dated as of November 28, 2011, by and between the Company and Jeffrey Nornhold.*(24)

10.25.3	Letter Agreement, dated as of April 1, 2014, between the Company and Jeffrey Nornhold.*(24)

11.1	Statement re computation of per share earnings (incorporated by reference to Note 15 to the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016, (iii) Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2016,  (iv) Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2016, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016 and (vi) Notes to Consolidated Financial Statements for each of the three years in the period ended December 31, 2016.

____________________________________

*	Management contract, compensatory plan or arrangement.
**
Confidential treatment granted for certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which portions are omitted and filed separately with the SEC.

†	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 10, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 9, 2015.
(3)	Incorporated by reference to Amendment No. 5 to the Company’s Registration Statement on Form 10 filed on December 23, 2008.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 22, 2009.
(5)	Incorporated by reference to the Company’s Registration Statement on Form 10 filed on October 10, 2008.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 30, 2015.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 5, 2015.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 2, 2012.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016 filed on January 6, 2017.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
(13)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-34263) filed on April 14, 2016.
(14)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-189360) filed on June 14, 2013.
(15)	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-189360) filed on June 14, 2013.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2010.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2011.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 18, 2012.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 24, 2014.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 2, 2014.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 13, 2012.
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.